Form 10-Q
period 1996-09-30
STERICYCLE INC
filed 1996-11-13
CIK 861878

                                    United States
                          Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 1996.

[ ] Transition Report pursuant to Section B or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _____________ to
    ___________.

Commission file number 0-21229

                                   STERICYCLE, INC.
                (exact name of registrant as specified in its charter)

                      DELAWARE                                  36-3640402
            (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                  Identification No.)
                              1419 LAKE COOK ROAD, SUITE 410
                                DEERFIELD, ILLINOIS 60015
                        (Address of principal executive offices)
                                     (847) 945-6550
                      (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value --- 9,998,328 shares as of  September 30, 1996

                          STERICYCLE, INC. AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q

Part I.  Financial Information                                              Page

           Item 1.   Condensed Consolidated Financial Statements              3

                     Condensed Consolidated Balance Sheets                    3
                     September 30, 1996 and December 31, 1995

                     Condensed Consolidated Statements of Operations          4
                     Three months ended September 30, 1995 and 1996
                     Nine months ended September 30, 1995 and 1996

                     Condensed Consolidated Statements of Cash Flows          5
                     Nine months ended September 30, 1995 and 1996

                     Notes to Condensed Consolidated Financial Statements     6

           Item 2.   Management's Discussion and Analysis of Financial        9
                     Condition and Results of Operations

Part II. Other Information                                                   13

           Item 6.   Exhibits and Reports on Form 8-K                        13

Signature                                                                    14

PART I. FINANCIAL INFORMATION

                    STERICYCLE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31,   September 30,
                                                             1995           1996
                                                                         (unaudited)
                                                         ------------   ------------
                                                                (in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                     $138        $24,265
  Accounts receivable, less allowance for doubtful
   accounts of $138 in 1995 and $168 in 1996                   3,731          4,634
  Parts and supplies                                             468            458
  Prepaid expenses                                               431            276
  Other                                                          424            448
                                                         ------------  ------------
    Total current assets                                       5,192         30,081
                                                         ------------  ------------

Property, Plant and Equipment:
  Land                                                            90             90
  Buildings and improvements                                   5,394          5,475
  Machinery and equipment                                      7,644          8,712
  Office equipment and furniture                                 406            442
  Construction in progress                                       281            325
                                                         ------------  ------------
                                                              13,815         15,044
  Less accumulated depreciation                               (3,587)        (4,765)
                                                         ------------  ------------
    Property, plant and equipment, net                        10,228         10,279
                                                         ------------  ------------

Other Assets:
  Goodwill, less accumulated amortization of
   $417 in 1995 and $695 in 1996                               7,517          8,923
  Other                                                          554            532
                                                         ------------  ------------
    Total other assets                                         8,071          9,455
                                                         ------------  ------------

Total assets                                                 $23,491        $49,815
                                                         ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                             $297         $1,815
  Accounts payable                                             1,868          1,110
  Accrued liabilities                                          1,956          2,570
  Deferred revenue                                               632            681
                                                         ------------  ------------
    Total current liabilities                                  4,753          6,176
                                                         ------------  ------------

Long Term Debt:
  Industrial development revenue bonds and other               2,284          2,137
  Note payable to bank                                           858              -
  Note payable                                                 2,480              -
                                                         ------------  ------------
    Total long term debt                                       5,622          2,137
                                                         ------------  ------------

Other Liablilities                                               542            543

Shareholders' Equity:
  Common stock (par value $.01 per share, 30,000,000 shares
    authorized, 5,582,385 issued and outstanding in 1995,
    9,998,328 issued and outstanding in 1996)                       55          100
  Additional paid-in-capital                                    49,621       79,551
  Notes receivable for common stock                                  -          (10)
  Accumulated deficit                                          (37,102)     (38,682)
                                                         -------------  ------------
    Total shareholders' equity                                  12,574       40,959
                                                         -------------  ------------

Total  Liabilities and Shareholders' Equity                    $23,491      $49,815
                                                         =============  ===========

Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       For the three months ended    For the nine months ended
                                             September 30,                  September 30,
                                       --------------------------    -------------------------
                                           1995           1996          1995           1996
                                       -----------    ------------   -----------    ----------
                                            (in thousands, except share and per share data)
Revenues                                     $5,339         $6,313       $16,095       $17,930

Costs and expenses:
  Cost of revenues                            4,413          5,011        13,285        14,200
  Selling, general & administrative           1,733          1,802         6,396         5,118
                                       ------------   ------------   -----------    ----------
    Total costs and expenses                  6,146          6,813        19,681        19,318
                                       ------------   ------------   -----------    ----------

Loss from Operations                           (807)          (500)       (3,586)       (1,388)

Other income (expense):
  Interest income                                 1            116             7           116
  Interest expense                              (68)          (102)         (171)         (308)
                                       ------------   ------------   -----------    ----------
    Total other income (expense)                (67)            14          (164)         (192)
                                       ------------   ------------   -----------    ----------

Net loss                                      ($874)         ($486)      ($3,750)      ($1,580)
                                       ------------   ------------   -----------    ----------

Net loss per common share                    ($0.13)        ($0.06)       ($0.54)       ($0.21)
                                       ------------   ------------   -----------    ----------

Weighted average number of
  common shares outstanding               6,974,820      8,202,555     6,974,820     7,401,916
                                       ============   ============  ============   ===========

      The accompanying notes are an integral part of these financial statements.

                           STERICYCLE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                               For the nine months
                                                               ended September 30,
                                                             ------------------------
                                                              1995            1996
                                                           ----------     -----------
                                                                (in thousands)
OPERATING ACTIVITIES:
Net Loss                                                      ($3,750)       ($1,580)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                 1,403          1,500
  Asset write down                                                503               -
  Settlement with regulatory agency                               273               -
  Gain on divestitures                                           (458)              -
Changes in operating assets & liabilities:
  Accounts receivable                                             823            (432)
  Parts and supplies                                              112              46
  Prepaid expenses and other                                      127             132
  Other assets                                                   (160)              7
  Accounts payable                                                166            (828)
  Accrued liabilities                                            (535)            623
  Deferred revenue                                                232              47
                                                           ----------     -----------
Net cash used in operating activities                          (1,264)           (485)
                                                           ----------     -----------


INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                               (459)         (1,068)
Proceeds from divestitures                                        792               -
Capital expenditures                                             (282)           (626)
                                                           ----------     -----------
Net cash provided by (used in) investing activities                51          (1,694)
                                                           ----------     -----------

FINANCING ACTIVITIES:
Net payment of note payable to bank                                 -            (858)
Repayment of long term debt                                      (105)         (2,088)
Principal payments on capital lease obligations                  (393)           (227)
Proceeds from bridge loans                                        830           1,000
Proceeds from issuance of common stock                              3          28,479
Other                                                             (25)              -
                                                           ----------     -----------
Net cash provided by financing activities                         310          26,306
                                                           ----------     -----------

(Decrease) increase in cash and cash equivalents                 (903)         24,127
Cash and cash equivalents at beginning of period                1,206             138
                                                           ----------     -----------
Cash and cash equivalents at end of period                       $303         $24,265
                                                           ==========     ===========

Supplementary disclosure of cash flow information:
 Acquisition of machinery and equipment financed with a
  capital lease                                                  $  -            $364
                                                           ==========     ===========

 Issuance of common stock in payment of Safeway note             $  -          $1,488
                                                           ==========     ===========

      The accompanying notes are an integral part of these financial statements.

                          STERICYCLE, INC. AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30, 1996

NOTE 1 _ BASIS OF PRESENTATION

      The accompanying 1995 and 1996 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. During the nine months ended September 30, 1995, the Company recorded a write-down in the carrying value of a project to utilize treated regulated medical waste as an alternative fuel in the production of cement. The Company realized that the viability and completion of the project were doubtful and that, if the project were completed, the economic cost would not permit the Company to recover its investment. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and, with the exception of the asset write-down during the nine months ended September 30, 1995, are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three years ended December 31, 1995. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996.

NOTE 2 _ ACQUISITIONS

      In April 1996, the Company purchased the customer list and certain other assets, totaling approximately $200,000, of Sharps Incinerator of Fort, Inc. for $757,000 in cash of which $562,000 was payable at closing and the balance plus interest (prime plus 1%) is due on November 1, 1996. This transaction was accounted for using the purchase method of accounting.

      In May 1996, the Company purchased the customer list and certain other assets of Doctors Environmental Control, Inc. for $400,000 in cash and notes payable issued for $600,000, which were payable on May 1, 1998 with an interest rate of 6% per annum. In addition, the Company assumed two vehicle leases totaling $77,000, which were paid off in full in May 1996, and delivered four option agreements to shareholders of the seller giving them an option to purchase up to a total of 53,816 shares of the Company's common stock. The price for the purchase of the common stock upon exercise of each option was the surrender and cancellation of the note payable. The four options were exercised in August 1996. The transaction was accounted for using the purchase method of accounting.

      These acquisitions are not significant to results of operations for the nine months ended September 30, 1996.

NOTE 3 _ BRIDGE LOAN

      In May 1996, the Company obtained a $1,000,000 bridge loan from certain shareholders, directors and officers to provide working capital and to finance additional acquisitions. The notes were subordinated to bank debt and bear interest at the rate of 7% per annum unless repaid prior to January 1997. The notes were due in May 1997 or within 30 days after completion of an initial public offering in which the Company raised at least $20,000,000. In connection with this loan, the Company issued warrants to members of the lending group to purchase an aggregate of 226,036 shares of common stock at $7.96 per share. The warrants expire in May 2001. The bridge loan was repaid in August 1996.

                          STERICYCLE, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30, 1996


NOTE 4 _ STOCK OPTIONS

       During the quarter ended March 31, 1996 the Board of Directors granted options to purchase 49,073 shares of common stock to key employees. The options will vest over 12 to 36 months at an exercise price of $0.53 per share.

       Additionally, during the first quarter the Board approved the options to purchase 30,826 shares of common stock by various consultants to the Company. The options carry an exercise price of $2.12 per share.

       In April 1996, the Board of Directors granted options to purchase 149,984 shares of common stock to employees. The options will vest over 12 to 48 months and carry an exercise price of $1.99 per share.

       In June 1996, the Company's Board of Directors adopted the Directors Stock Option Plan. The plan authorizes stock options for a total of 285,000 shares of common stock to be granted to eligible directors of the Company, consisting of directors who are neither officers nor employees of the Company. Under such plan, each incumbent eligible director automatically received an option as of the date of closing of the Company's initial public offering for 8,195 shares of common stock, determined by multiplying 7,000 shares by a fraction, the numerator of which was $12.00 and the denominator of which was the average of the closing bid and asked prices of a share of common stock (the "closing price") on the date of grant. As of each annual meeting of the Company's stockholders after the date of the Company's initial public offering, each incumbent eligible director who is re-elected as a director at the annual meeting will automatically receive an option for a number of shares of common stock determined by multiplying 7,000 shares by a fraction, the numerator of which is $12.00 and the denominator of which is closing price on the date of the annual meeting, and each eligible director who is elected as a director for the first time will automatically receive an option for a number of shares of Common Stock determined by multiplying 21,000 shares by a fraction, the numerator of which is $12.00 and the denominator of which is closing price on the date of the annual meeting. These option grants are subject to a maximum grant of 9,500 shares and a minimum grant of 4,500 shares (or to a maximum grant of 28,500 shares and a minimum grant of 13,500 shares in the case an eligible director who is elected as a director for the first time at an annual meeting). In addition, each eligible director who is elected as a director for the first time other than at an annual meeting of the Company's stockholders will automatically receive, as of the date of his or her election, an option for a number of shares of common stock equal to three times the number of shares of common stock for which each incumbent eligible director received an option as of the last annual meeting. The exercise price of each option will be the closing price on the date of grant. The term of each option will be six years from the date of grant and will vest in 16 equal quarterly installments and may be exercised only when it is vested and only while the holder of the option remains a director of the Company or during the 90-day period following the date that he or she ceases to serve as a director. With the approval of the Company's Board of Directors, the holder of an option may pay the exercise price by delivering other shares of common stock, by surrendering exercisable options having a fair market value on the date of exercise equal to the exercise price, or by directing the Company to withhold shares of common stock otherwise issuable upon exercise of the option having a fair market value on the date of exercise equal to the exercise price, or by a combination of these methods.

                          STERICYCLE, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30, 1996



NOTE 5 _ STOCK ISSUANCES

       In May 1996, warrants to purchase 59,128 shares of common stock were exercised at a price of $1.59 per share. In May and June 1996, options to purchase 24,233 shares and 459,844 shares of common stock, respectively, were exercised at prices of $2.12 per share and $0.53 per share, respectively. In August options to purchase 186,765 shares of common stock were exercised at a price of $.53 per share. In August and September 1996, warrants to purchase 107,622 shares of common stock were exercised at a price of $1.59 per share.

NOTE 6 _ INCOME TAXES

       The Company incurred a net operating loss for the nine months ended September 30, 1995 and 1996. Any tax benefit resulting from these net operating losses has been offset by a valuation allowance.

NOTE 7 _ EMPLOYEE STOCK PURCHASE PLAN

       Under a plan approved by the Board of Directors for 1995, employees of Stericycle could purchase shares of common stock at a price of $2.12 per share. Under terms of the plan employees were allowed to purchase shares by December 31, 1995 and pay for the stock during 1996. Employees elected to purchase a total of 30,232 shares of common stock.

NOTE 8 _ STOCK SPLIT

       All common shares, per share, weighted average shares outstanding, stock option and warrant data have been adjusted to reflect a 1-for-5.3089 reverse stock split effective August 19, 1996. In connection with this reverse stock split, each outstanding share of the Company's Class A and Class B common stock was redesignated as a share of common stock, and the Company's authorized common stock was reduced from 58,000,000 to 30,000,000 shares, also effective August 19, 1996.

NOTE 9 _ RELATED PARTIES

       In October 1993, the Company entered into an Alliance Agreement ("Alliance") with an investor in the Company. The Alliance gives the investor the right, under certain limited circumstances which are not within the investor's control, to require the Company to redeem the investor's 461,028 shares of the Company's common stock. The redemption price upon any such redemption is currently not defined. This redemption right terminates 180 days from the date of the Company's initial public offering of common stock. Due to the limited circumstances and remote possibility of a redemption of these shares, the Company has recorded the investor's investment in shareholders' equity in the accompanying balance sheet.

NOTE 10 _ INITIAL PUBLIC OFFERING

On August 28, 1996 the Company successfully completed an initial public offering of three million shares of common stock at $9 per share. On August 30, 1996 the underwriters exercised their option to purchase an additional 450,000 shares. The Company received total proceeds from the offering, net of offering costs, of $27,726,000.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company provides regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services to its customers, together with related training and education programs and consulting services. The Company also sells ancillary supplies and transports pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES. Revenues increased $974,000, or 18.2%, to $6,313,000 during the three months ended September 30, 1996 from $5,339,000 during the comparable period in 1995 as the Company continued to implement its strategy of focusing on sales to higher-margin Alternate Care generators while simultaneously paring certain higher-revenue but lower-margin accounts with Core generators. This increase also reflects the inclusion of three months of revenues from the WMI Medical Services of New England, Inc. ("WMI-NE") acquisition, which was completed in January 1996, and the Doctors Environmental Control, Inc. ("DEC") and Sharps Incinerator of Fort, Inc. ("Sharps") acquisitions, both of which were completed in May 1996.

COST OF REVENUES. Cost of revenues increased $598,000, or 13.6%, to $5,011,000 during the three months ended September 30, 1996 from $4,413,000 during the comparable period in 1995. The principal reasons for the increase were higher transportation costs as a result of the WMI-NE, DEC and Sharps acquisitions and start-up expenses related to the Company's expansion into new geographic areas where the Company primarily serves Alternate Care generators. Cost of revenues as a percentage of revenues decreased to 79.4% during the three months ended September 30, 1996 from 82.7% during the comparable period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,802,000 for the three months ended September 30, 1996 as compared to $1,733,000 for the comparable period in 1995 due to the increased focus on sales to the alternate care market. Selling, general and administrative expenses as a percentage of revenues decreased to 28.5% during the three months ended September 30, 1996 from 32.5% during the comparable period in 1995.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $102,000 during the three months ended September 30, 1996 from $68,000 during the comparable period in 1995. This increase was primarily attributable to higher indebtedness under the Company's revolving credit facility. Interest income increased to $116,000 during the three months ended September 30, 1996 from $1,000 during the comparable period in 1995 primarily due to the investment of the proceeds from the initial public offering in August 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES. Revenues increased $1,835,000, or 11.4%, to $17,930,000 during the nine months ended September 30, 1996 from $16,095,000 during the comparable period in 1995 as the Company continued to focus on sales to higher-margin Alternate Care generators. This increase also reflects the inclusion of nine months of revenues from the Safetech Health Care, Inc. ("Safetech") acquisition, which was completed in June 1995, eight months of revenues from the WMI-NE acquisition, and five months of revenues from the DEC and Sharps acquisitions. The increase in revenues was partially offset by a decline in revenues from miscellaneous product sales during the nine months ended September 30, 1996 and the sales in April and July 1995 of certain unprofitable customer accounts and related assets obtained through acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES. Cost of revenues increased $915,000, or 6.9%, to $14,200,000 during the nine months ended September 30, 1996 from $13,285,000 during the comparable period in 1995. The principal reasons for the increase were higher transportation costs as a result of the Safetech, WMI-NE, DEC and Sharps acquisitions and start-up expenses related to the Company's expansion into new geographic areas where the Company primarily serves Alternate Care generators. Cost of revenues as a percentage of revenues decreased to 79.2% during the nine months ended September 30, 1996 from 82.5% during the comparable period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5,118,000 during the nine months ended September 30, 1996 from $6,396,000 during the comparable period in 1995. This decrease was primarily attributable to a reduction in expenditures to develop treated medical waste as an alternate fuel for the production of cement and to savings from the integration into the Company's operations of the Safe Way Disposal Systems, Inc. ("Safe Way") acquisition in 1994. These savings resulted from the elimination of redundant employee and staff positions and the reallocation of resources to Alternate Care generators. In addition, corporate costs and permitting expenses were at lower levels during the current period than they were during the comparable period in 1995. Selling, general and administrative expenses as a percentage of revenues decreased to 28.5% during the nine months ended September 30, 1996 from 39.7% during the comparable period in 1995.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $308,000 during the nine months ended September 30, 1996 from $171,000 during the comparable period in 1995 due to higher indebtedness under the Company's revolving credit facility. Interest income increased to $116,000 during the nine months ended September 30, 1996 from $7,000 during the comparable period in 1995 due to the investment of the proceeds from the initial public offering in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

       On August 28, 1996 the Company successfully completed an initial public offering of 3 million shares of common stock at $9 per share. On August 30, 1996 the underwriters exercised their option to purchase an additional 450,000 shares. The Company received total proceeds from the offering, net of offering costs, of $27,726,000.

       Prior to the initial public offering, the Company was financed principally through the sale of preferred stock to investors. Purchasers of preferred stock have invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, ongoing operating losses and working capital requirements. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, during 1995 the Company was able to obtain a $2,500,000 revolving line of credit secured by accounts receivable and a security interest in all other assets of the Company.

       During 1995 the Company's stockholders approved a plan of recapitalization, pursuant to which all of the Company's outstanding shares of preferred stock were reclassified as shares of new Class A common stock. As a result, the Company was able to eliminate any liability for accrued but unpaid dividends on its preferred stock and the preferential rights on liquidation of holders of preferred stock.

       At September 30, 1996, the Company's working capital was $23,905,000 compared to $(570,000) at September 30, 1995. The increase was primarily due to the proceeds from the initial public offering in August 1996. During the nine months ended September 30, 1996, the Company's depreciation and amortization expense of $1,500,000 exceeded its loss from operations of $1,388,000, resulting in cash flow from operations of $112,000 excluding changes in working capital accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company will use its line of credit as appropriate to fund cash requirements of any future acquisitions. In August 1996 the Company paid down the balance due on the line of credit of $1,846,000. The revolving credit facility matures in October 1997. The facility requires the Company to maintain certain financial ratios and consult with the bank on acquisitions and also includes a prohibition on the payment of dividends.

      In May 1996, the Company borrowed $1,000,000 under a short-term loan from a lending group comprised of certain officers, directors and stockholders of the Company to provide working capital. The subordinated notes issued in connection with this loan were interest-free if paid when due, subject to certain exceptions, and were due within 30 days after completion of the initial public offering. This loan was paid in full on August 30, 1996.

       The Company's other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by the Company to finance its Woonsocket, Rhode Island treatment facility and equipment. These bonds, which had an outstanding aggregate balance of $1,526,000 as of September 30, 1996 at fixed interest rates ranging from 5.8% to 7.4%, are due in various amounts through June 2017. An agreement entered into by the Company in connection with the issuance of these bonds requires the Company to maintain specified levels of working capital and other debt and net worth ratios. As of December 31, 1995, the Company reclassified its reusable containers as long-term assets based upon their expected useful lives, which resulted in a violation of the Company's requirement to maintain a specified current ratio on December 31, of each year. The Company received a waiver of this requirement for December 31, 1995, to the extent of any violation as a result of the Company's reclassification of its reusable containers. Any violation of this or the other requirements of the Company's agreement in connection with the issuance of the industrial development revenue bonds would constitute a default under the Company's revolving credit facility with Silicon Valley Bank.

       In connection with the Safe Way acquisition, the Company issued a note to Safe Way for $2,480,000 which did not bear interest and was due upon completion of the Company's initial public offering. The Safe Way Note was payable in cash for 40% of its face amount, or $992,000, and 60% in stock, or 98,001 shares of Common Stock. The stock was issued in August 1996 in payment of the stock portion of this note. The Company has deferred payment of the cash portion of this note pending changes to the escrow agreement between Safe Way and its principal lender.

       The Company has an obligation to pay the Rhode Island Air and Water Protection Fund $35,000 each year from 1995 to 1998, $50,000 in 1999, $60,000 in 2000 and $150,000 in 2001. Without admitting liability, the Company agreed to make these payments as part of a settlement of two notices of violations issued by the Rhode Island Department of Environmental Management in 1994 and 1995. Although the Company disputed both the nature and extent of the alleged violations, the Company entered into the settlement in order to resolve the matter in the best interests of the Company and its customers in a timely manner. The Company recorded the present value of all payments to the Air and Water Protection Fund and the Company's legal fees relating to the matter as expenses in 1995. Under the settlement agreement, the Company is also required to perform certain community service and educational projects, including conducting environmental management seminars. The Company has accrued the expenses associated with conducting these activities.

       In connection with the Sharps acquisition, the Company issued a note payable to Sharps for $195,000 due on November 1, 1996 and bearing interest at the rate of prime rate plus 1%. The Company has deferred payment on this note pending adjustments to the purchase price.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Capital expenditures for 1996 are currently estimated to be approximately $2,350,000, of which approximately $1,600,000 is for the construction and equipping of a treatment facility at the Company's San Leandro, California transfer station and approximately $750,000 is for containers and transportation equipment. Capital expenditures were $626,000 for the nine month period ended September 30, 1996, compared to $282,000 for the same period in 1995. This increase was primarily due to plant projects at the Woonsocket, Rhode Island and Morton, Washington facilities. The Company did not open any new treatment facilities during 1995. The Company may decide to build additional treatment facilities as volumes increase in the Company's current geographic services areas or as the Company enters new areas. The Company also may elect to increase capacity in its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot be determined currently as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company believes that cash flow from operations and funds provided from the initial public offering will fund its capital requirements through 1997.

       Net cash used for operations decreased to $485,000 for the nine month period ended September 30, 1996 from $1,264,000 for the comparable period in 1995. The reduced cash usage reflects a smaller net loss, higher depreciation and amortization expenses and increased accrued liabilities, which was partially offset by increased accounts receivable collections and decreases in accounts payable.

       Net cash used in investing activities was $1,694,000 for nine months ended September 30, 1996. Net cash provided from investing activities was $51,000 for the comparable period in 1995. The increase in the usage of cash was due to the WMI-NE, DEC and Sharps acquisitions in 1996 and the benefit from the sale in April 1995 of certain unprofitable customer accounts and related assets obtained through acquisitions.

       Net cash provided by financing activities increased to $26,306,000 for the nine months ended September 30, 1996 from $310,000 for the comparable period in 1995. The difference is primarily attributable to the initial public offering in August 1996.

       FROM TIME TO TIME THE COMPANY MAY ISSUE FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. IN ORDER TO COMPLY WITH THE TERMS OF THE SAFE HARBOR, THE COMPANY NOTES THAT A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDE: DIFFICULTIES AND DELAYS IN COMPLETING AND INTEGRATING BUSINESS ACQUISITIONS; DELAYS AND DIVERSION OF ATTENTION RELATING TO PERMITTING AND OTHER REGULATORY COMPLIANCE; DIFFICULTIES AND DELAYS RELATING TO MARKETING AND SALES ACTIVITIES; AND GENERAL UNCERTAINTIES ACCOMPANYING THE EXPANSION INTO NEW GEOGRAPHIC SERVICE AREAS.

PART II. OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

            11   Statement Re: Computation of Per Share Earnings
            27   Financial Data Schedule

       (b)  REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed by the Company for the quarter ended September 30, 1996.

                                      SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Stericycle, Inc.



Date:  November 13, 1996             By: /s/ James F. Polark
                                     ---------------------------------------
                                     James F. Polark
                                     Vice President, Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)