Form 10-K
period 1996-12-31
STERICYCLE INC
filed 1997-03-31
CIK 861878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FROM    TO

                         COMMISSION FILE NUMBER 0-21229
                            ------------------------

                                STERICYCLE, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                 36-3640402
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or          Identification
        organization)                Number)

           1419 LAKE COOK ROAD, SUITE 410, DEERFIELD, ILLINOIS 60015

                    (Address of principal executive offices)

                                 (847) 945-6550

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    /X/  Yes  / /  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    / /

    On February 11, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $66,306,120.

    On February 11, 1997, there were 10,000,264 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 28, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Stericycle, Inc. (the "Company") is a multi-regional integrated company employing proprietary technology to provide environmentally-responsible management of regulated medical waste for the health care industry. The Company is the second-largest provider of regulated medical waste management services in the United States. Because of the Company's health care orientation, proprietary technology and breadth of service, the Company believes that it is in a unique position to meet the fundamental need of the health care industry to manage regulated medical waste in a safe and cost-effective manner and to capitalize on the current consolidation trend in the regulated medical waste management industry. The Company believes that its exclusive focus on regulated medical waste and the experience of its management in the health care industry distinguish the Company from its chief competitors, most of whom participate in multiple businesses and most of whose management experience is primarily in the solid waste business.

    The Company believes that its regulated medical waste management system, including its proprietary ELECTRO-THERMAL-DEACTIVATION ("ETD") treatment process, is the only commercially-proven system that provides all of the following benefits: (i) it kills human pathogens in regulated medical waste without generating liquid effluents or regulated air emissions; (ii) it affords certain operating cost advantages over the principal competing treatment methods; (iii) it reduces the volume of regulated medical waste by up to 85%;
(iv) it renders regulated medical waste unrecognizable; (v) it permits the recovery and recycling of usable plastics from regulated medical waste; and (vi) it enables the remaining regulated medical waste to be safely landfilled or used as an alternative fuel in energy production. The Company's full-service program is designed to help to protect its customers and their employees against potential liabilities and injuries in connection with the handling, transportation and disposal of regulated medical waste.

    The Company's integrated services include regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services, together with related training and education programs, consulting services and product sales, in eight geographic service areas: (i) Arizona, California and Utah; (ii) Idaho, Oregon, Washington and British Columbia; (iii) Colorado; (iv) Texas; (v) Kentucky and Tennessee; (vi) Illinois, Indiana, Michigan, Ohio and Wisconsin; (vii) Connecticut, Massachusetts, Maine, New Hampshire, Rhode Island and Vermont; and (viii) Maryland, New Jersey, New York, North Carolina, South Carolina, Pennsylvania and the District of Columbia. As of December 31, 1996, the Company served approximately 27,000 customers, consisting of two principal types of generators of regulated medical waste. Approximately 67% of the Company's 1996 revenues were derived from hospitals, blood banks and pharmaceutical manufacturers ("Core" generators), and approximately 33% of its revenues were derived from long-term and subacute care facilities, outpatient clinics, medical and dental offices, industrial clinics, dialysis centers, laboratories, biotechnology and biomedical companies, veterinary offices, municipal health departments, ambulance, fire and police departments, correctional facilities, schools, park districts and funeral homes ("Alternate Care" generators).

    Regulated medical waste is generally defined as any waste that can cause an infectious disease or that can reasonably be suspected of harboring human pathogenic organisms. Regulated medical waste includes single-use disposable items such as needles, syringes, gloves and laboratory, surgical, emergency room and other supplies which have been in contact with blood or bodily fluids; cultures and stocks of infectious agents; and blood and blood products. An independent study published in 1995 estimated that the size of the regulated medical waste management market in the United States in 1995 was approximately $1 billion.

TRENDS IN THE HEALTH CARE AND MEDICAL WASTE INDUSTRIES

    The Company believes that the demand for its services will grow as a consequence of certain trends in the health care and regulated medical waste industries.

    INCREASED AWARENESS OF REGULATED MEDICAL WASTE. The handling and disposal of the large quantities of regulated medical waste generated by the health care industry has attracted increased public awareness and regulatory attention. The proper management of potentially infectious medical waste gained national attention in 1988 when disposable syringes and other medical waste washed ashore on New Jersey and New York coastlines.

    These events raised concerns about the potential transmission of hepatitis B, HIV and other infectious diseases. The Medical Waste Tracking Act of 1988 ("MWTA") was enacted in response to this problem and established a two-year demonstration program for the proper tracking and treatment of medical waste. Many states have enacted legislation modeled on MWTA's requirements.

    In addition, OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious material that require, among other things, special procedures for the handling and disposal of regulated medical waste and annual training of all personnel who are potentially exposed to blood and other bodily fluids. The Company believes that the scope of these regulations will help to expand the market for the Company's services beyond traditional providers of health care.

    As a consequence of these legislative and regulatory initiatives, the Company believes that health care providers and other generators of regulated medical waste have become increasingly concerned about the handling, treatment and disposal of regulated medical waste. These concerns are reflected by their desire: (i) to reduce on-site handling of regulated medical waste in order to minimize employee contact; (ii) to assure safe transportation of regulated medical waste to treatment sites; (iii) to assure destruction of potentially infectious human pathogens; (iv) to render the treated regulated medical waste non-recognizable in order to reduce liability and to increase disposal options;
(v) to minimize the impact of the treatment process on the environment and the volume of solid waste deposited in landfills; and (vi) to participate in recycling programs where possible.

    GROWING IMPORTANCE OF ALTERNATE CARE GENERATORS. The Company believes that in response to managed care and other health care cost-containment pressures, patient care is increasingly shifting from higher-cost acute-care settings to less expensive off-site treatment alternatives. According to a report published by the U.S. Health Care Financing Authority, total alternate-site health care expenditures in the United States increased from approximately $5 billion in 1985 to approximately $22 billion in 1994. The Company believes that alternate-site health care expenditures will continue to grow in response to governmental and private cost-containment initiatives. Many common diseases and conditions, including pulmonary diseases, neurological conditions, infectious diseases, digestive disorders, AIDS and various forms of cancer are now being treated in alternate-site settings.

    Alternate Care generators have become an increasingly important source of revenues in the regulated medical waste industry. An independent report in 1990 estimated that approximately 23% (by weight) of regulated medical waste was produced by Alternate Care generators. Based on the Company's experience, the Company believes both that this percentage has increased significantly and that Alternate Care generators account for a greater percentage of regulated medical waste treatment revenues than the percentage of regulated medical waste volume that they generate. Individual Alternate Care generators typically do not produce a sufficient volume of regulated medical waste to justify substantial capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. Accordingly, the Company believes that Alternate Care generators are extremely service-sensitive, relying on their regulated medical waste management provider for timely waste removal, creative solutions for safer regulated medical waste handling, establishment of regulated medical waste management protocols, education on regulated medical waste reduction techniques and assistance with compliance and recordkeeping. The Company believes that growth in the number of Alternate Care generators will generate growth in the overall regulated medical waste market and may provide growth opportunities for the Company.

    HEALTH CARE COST CONTAINMENT INITIATIVES. The health care industry is under increasing pressure to reduce costs and improve efficiency. The Company believes that its regulated medical waste management services facilitate cost containment by health care providers by reducing their regulated medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other potentially infectious material, and significantly reducing the amount of capital invested in on-site treatment of regulated medical waste.

    SHIFT FROM ON-SITE INCINERATION TO OFF-SITE TREATMENT. The Company believes that during the past five years, government clean air regulations have increased both the capital costs required to bring many existing incinerators into compliance with such regulations and the operating costs of continued compliance. As a result, many hospitals have shut down their incinerators. This trend is expected to accelerate when the U.S. Environmental Protection Agency ("EPA") adopts proposed regulations which are currently being revised and are scheduled to be released in July 1997. These regulations are expected to limit the discharge into the atmosphere of nine pollutants released by hospital waste incineration. The EPA had predicted that under the regulations as initially proposed, many of the nation's hospital-based incinerators would be shut down and that many planned medical waste incinerators would not be built due to the increased costs of installing air pollution control systems. The Company expects to benefit from this trend as former users of incinerators seek alternatives for the treatment of their regulated medical waste.

    INDUSTRY CONSOLIDATION. Although the regulated medical waste management industry remains fragmented, the number of competitors is rapidly decreasing as a result of industry consolidation. National attention on regulated medical waste in the late 1980s led to rapid growth in the industry and a highly-fragmented competitive structure. Entrants into the industry included several large municipal waste companies and many independent haulers and incinerator operators. Since 1990, however, government clean air regulations and public concern about the environment have increased the costs and public opposition to both on- and off-site regulated medical waste incineration. As a result, the Company believes that independent haulers and incinerator operators have encountered increasing difficulty competing with integrated companies like the Company, which typically have their own low-cost treatment plants located within the geographic areas that they serve. The Company believes that many of these independent haulers and incinerator operators are withdrawing from the regulated medical waste industry. The Company's internal estimates show that in its geographic service areas, the number of competitors has fallen from approximately 50 in 1991 to approximately 30 in 1996, a decline of 40%. As a result of industry consolidation, the Company believes that it has increasing opportunities to acquire regulated medical waste management businesses.

GROWTH STRATEGY

    The Company is currently the second-largest provider of regulated medical waste management services in the United States. The Company's goals are to accelerate its revenue growth through penetration of existing geographic service areas and expansion into new areas and to become profitable and increase profits through the more efficient use of its existing infrastructure.

    INCREASED PENETRATION OF EXISTING SERVICE AREAS. All of the Company's treatment facilities are currently operating below capacity. Due to the high fixed costs associated with the collection and treatment of regulated medical waste, the Company's operating margins would increase with incremental volume gains. Accordingly, the Company is currently implementing a number of programs to increase customer density and penetration of its existing geographic service areas in order to maximize operating efficiencies. The Company focuses its telemarketing and direct sales efforts at securing agreements with new customers among both Core and Alternate Care generators. The Company intends to acquire competitors and enter into marketing alliances with various hospitals, health maintenance organizations, medical suppliers and others.

    GEOGRAPHIC EXPANSION. In order to expand its geographic coverage, the Company plans, among other things, to develop additional transfer stations, acquire independent haulers and integrated competitors, expand its telemarketing and direct sales efforts and where appropriate construct new treatment facilities. The Company estimates that its existing transportation and treatment system enables it to serve effectively an area encompassing approximately 45% of the U.S. population. The Company believes that expanding its "hub and spoke" transportation strategy would allow it to maximize the utilization of existing treatment facilities by channeling waste through existing and additional transfer stations. In order to reach new geographic service areas, the Company is exploring acquiring independent haulers and integrated competitors. The Company believes that expanding telemarketing and direct sales efforts will increase customer density in existing and new geographic service areas. A combination of these factors may lead to the construction of additional treatment and other facilities.

    OTHER GROWTH OPPORTUNITIES. The Company believes that it has the opportunity to expand its business by increasing the range of products and services that it offers to its existing customers and by adding new customer categories. The Company, for example, may expand its collection, treatment, disposal and recycling of regulated medical waste generated by health care providers to include wastes that are currently handled by the Company only on a limited basis, such as photographic chemicals, lead foils and amalgam used in dental and radiology laboratories. In addition, the Company may decide to offer single-use disposable medical supplies to its customers. The Company is exploring marketing alliances with organizations that focus on Alternate Care generators. The Company is also investigating expansion into international markets. In June 1996, the Company entered into an agreement with a Brazilian company to assist it in exploring opportunities for the commercialization of the Company's medical waste management technology in certain territories in South America.

ACQUISITION PROGRAM

    The acquisition of other regulated medical waste management businesses, including both independent haulers and integrated competitors, is a key element of the Company's strategy to increase the number of customers in its current markets and to expand its operations geographically. Many of these potential acquisition candidates participate in both the solid waste industry as well as the regulated medical waste industry. The Company believes that its exclusive focus on the regulated medical waste industry makes it an attractive buyer for the medical waste operations of these companies. The Company believes that its expansion strategy also makes it an attractive buyer to haulers whose owners may wish to remain active in their businesses, both as managers and as equity holders, while participating in the growth potential inherent in an industry consolidation. In addition, the Company believes that its customer-service focus makes it an attractive buyer to owners who place significant importance on the assurance that their customers will receive quality service following the sale of their businesses.

    During 1996, the Company completed the acquisition of five regulated medical waste management businesses: Bio-Med of Oregon, Inc. in Portland, Oregon in January; WMI Medical Services of New England, Inc. (a subsidiary of Waste Management, Inc.) in Hudson, New Hampshire, also in January; Sharps Incinerator of Fort, Inc. in Fort Atkinson, Wisconsin in April; Doctors Environmental Control, Inc. in Santa Ana, California in May; and a majority of the regulated medical waste management business of Waste Management, Inc. ("WMI") in December. In the last of these acquisitions, the Company acquired the customer accounts, customer contracts, trucks and other vehicles, and other associated assets of WMI's regulated medical waste business at 24 locations in Arizona, California, Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah and Washington. The purchase price, which is subject to adjustment to reflect the parties' final agreement on the value of the trucks and other vehicles acquired by the Company, was approximately $10.7 million. The Company paid $5.45 million in cash at closing and delivered a note to WMI for the balance of the purchase price. This note provides for two principal payments of $2.605 million each in December 1997 and December 1998, respectively, and quarterly payments of accrued interest at the rate of 7.0% per annum. With the exception of service obligations arising after closing under the customer contracts that the Company acquired, the Company did not assume any liabilities in connection with this acquisition.

    The Company's senior management is actively involved in identifying acquisition candidates and consummating acquisitions. In determining whether to proceed with a business acquisition, the Company evaluates a number of factors including: (i) the composition and size of the seller's customer base; (ii) the efficiencies that may be obtained when the acquisition is integrated with one or more of the Company's existing operations; (iii) the potential for enhancing or expanding the Company's geographic service area and allowing the Company to make other acquisitions in the same service area; (iv) the seller's historical and projected financial results; (v) the purchase price negotiated with the seller and the Company's expected internal rate of return; (vi) the experience, reputation and personality of the seller's management; (vii) the seller's customer service reputation and relationships with the communities that it serves; (viii) if the acquisition involves the assumption of liabilities, the extent and nature of the seller's liabilities, including environmental liabilities; and (viii) the effect of the proposed acquisition on the Company's earnings per share.

    The Company has established a procedure for efficiently integrating newly-acquired companies into its business while minimizing disruption of the continuing operations of both the Company and the acquired business. Once a medical waste management business is acquired, the Company promptly implements programs designed to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiencies and overall profitability.

    The Company anticipates that its future acquisitions of other regulated medical waste management businesses will be made by the payment of cash, the issuance of debt or equity securities or a combination of these methods. The Company believes that its acquisition strategy will be enhanced by the fact that the Company's Common Stock is publicly-traded. Historically, the Company's acquisition strategy has been to acquire selected assets of regulated medical waste management businesses, consisting principally of customer lists, customer contracts, vehicles and related supplies and equipment. Some of the Company's acquisitions have also involved the Company's assumption of certain liabilities of the seller.

TREATMENT TECHNOLOGIES

    The three most common off-site commercial technologies for treating regulated medical waste are incineration, autoclaving and the Company's proprietary ETD treatment process. Alternative technologies and methods, which have not gained wide commercial acceptance, include chemical treatment, microwaving and certain specialized or experimental technologies, including the development and marketing of reusable or degradable medical products designed to reduce the generation of regulated medical waste. The Company believes that the ETD treatment process has certain advantages over incineration and autoclaving.

    PRINCIPAL TREATMENT TECHNOLOGIES

    INCINERATION. Incineration accounts for approximately 70% of permitted off-site capacity to treat regulated medical waste. Incineration burns regulated medical waste at elevated temperatures and reduces it to ash. Like ETD, incineration significantly reduces the volume of waste, and it is the recommended treatment and disposal option for certain types of regulated medical waste such as anatomical waste or residues from chemotherapy procedures. Incineration has come under increasing criticism from the public and from state and local regulators, however, because of the airborne emissions that it generates. Emissions from incinerators can contain pollutants such as dioxins, furans, carbon monoxide, mercury, cadmium, lead and other toxins which are subject to federal, state and, in some cases, local regulation. The fly-ash by-product of incineration may also constitute a hazardous substance. As a result, there is a significant cost to construct new incineration facilities, or to improve existing facilities, to insure that their operation is in compliance with regulatory standards.

    AUTOCLAVING. Autoclaving accounts for approximately 22% of permitted off-site capacity to treat regulated medical waste. Autoclaving treats regulated medical waste with steam at high temperature and pressure to kill pathogens. The technology is most effective if all surfaces are uniformly exposed to the steam, but uniform exposure may not always occur, potentially leaving some pathogens untreated. In addition, autoclaving alone does not change the appearance of waste, and recognizable regulated medical waste may not be accepted by landfill operators. To compensate for this disadvantage, autoclaving may be combined with a shredding or grinding process to render the regulated medical waste non-recognizable. The high temperatures generated in the autoclaving process occasionally change the physical properties of plastic waste, prohibiting its recycling.

    ETD TREATMENT PROCESS. The Company's patented ETD treatment process accounts for approximately 7% of permitted off-site capacity to treat regulated medical waste. ETD also includes a proprietary system for grinding regulated medical waste. ETD uses an oscillating energy field of low-frequency radio waves to heat regulated medical waste to temperatures that destroy pathogens such as viruses, vegetative bacteria, fungi and yeast without melting the plastic content of the waste. ETD is most effective on materials with low electrical conductivity that contain polar molecules, including all human pathogens. Polar molecules are molecules that have an asymmetric electronic structure and tend to align themselves with an imposed electric field. When the polarity of the applied field changes rapidly, the molecules try to keep pace with the alternating field direction, thus vibrating and in the process dissipating energy as heat. The Company believes that the electric field created by ETD produces high molecular agitation and thus rapidly creates high temperatures. All of the molecules exposed to the field are agitated simultaneously, and accordingly, heat is produced evenly throughout the waste instead of being imposed from the surface as in conventional heating. This phenomenon, called volumetric heating, transfers energy directly to the waste, resulting in uniform heating throughout the entire waste material and eliminating the inherent inefficiency of transferring heat first from an external source to the surface of the waste and then from the surface to the interior of the waste material. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, such as microwaves, which can penetrate regulated medical waste of a typical density only to a depth of approximately five inches. ETD uses specific frequencies that match the physical properties of regulated medical waste generally enabling the ETD treatment process to kill pathogens while maintaining the temperature of the non-pathogenic waste at temperatures as low as 900 C. Although ETD is effective in destroying pathogens present in anatomical waste, the Company does not currently treat anatomical waste through the ETD process.

    ADVANTAGES OF THE COMPANY'S ETD TREATMENT PROCESS.

    The Company believes that its proprietary ETD treatment process provides certain advantages over incineration and certain advantages over autoclaving.

    PERMITTING. It is difficult and time-consuming to obtain the permits necessary to construct and operate any regulated medical waste treatment facility, regardless of the treatment technology to be employed at the proposed facility. Local residents, citizen groups and elected officials frequently object to the construction and operation of proposed regulated medical waste treatment facilities solely because regulated medical waste will be transported to and stored and handled at the facility. The Company believes, however, that the fact that the ETD treatment process does not generate liquid effluents or regulated air emissions may enable the Company to locate treatment facilities near dense population centers, where greater numbers of potential customers are found, with less difficulty than would be encountered by a competitor attempting to locate an incinerator in the same area.

    COST. The Company believes that it is less expensive to construct and operate an ETD treatment facility than to construct and operate either a like-capacity incinerator or a like-capacity autoclave with shredding capability, which may enable the Company to price its treatment services competitively. The Company believes that the comparative advantage that it possesses in its ability to locate treatment facilities near dense population centers may also provide transportation and operating efficiencies.

    VOLUME REDUCTION AND UNRECOGNIZABILITY. The Company's regulated medical waste management program reduces the overall volume of regulated medical waste in several ways. The Company's patented reusable container, used under the trademark STERI-TUB-Registered Trademark-, replaces the use of corrugated containers for many Core and Alternate Care generators of large amounts of regulated medical waste, thus reducing waste volume by as much as 10-15%. Once medical waste has undergone the ETD treatment process, the original cubic volume of the waste is reduced by approximately 85% This reduction in the volume of regulated medical waste is comparable to the volume reduction obtained by incineration. Autoclaving alone does not reduce the volume of regulated medical waste or render it unrecognizable. To reduce waste volume and to overcome the unwillingness of many landfill operators to accept recognizable treated regulated medical waste, autoclaving must be combined with a shredding or grinding operation, adding to its cost. A proprietary grinding feature is a component of the ETD treatment process. The Company believes that the ability of its ETD treatment process both to reduce the volume of regulated medical waste and to render it unrecognizable gives the process an advantage over autoclave operations that do not include shredding or grinding.

    REUSE AND RECYCLING. The Company believes that its reuse and recycling capabilities provide a marketing advantage with customers who prefer to use a regulated medical waste management provider with a commitment to resource conservation. The Company's customers can participate in a voluntary recycling program by source-segregating their regulated medical waste. The source-segregated regulated medical waste is treated by the ETD treatment process and then processed through the Company's proprietary systems for the automatic recovery of polypropylene plastics. The recovered polypropylene plastics are used by a third party to manufacture a line of "sharps" containers which are used by health care providers to dispose of sharp objects such as needles and blades. In addition, in two of the Company's geographic service areas, the Company's treated regulated medical waste is transported to resource recovery facilities owned by third parties where it is used as refuse-derived fuel in "waste-to-energy" plants to produce electricity. The Company is working to develop a process in conjunction with a cement manufacturer to utilize treated regulated medical waste as a fossil fuel substitute in cement kilns. As a result of grinding, reuse and recycling, only approximately 7% of the original cubic volume of the regulated medical waste treated by the Company during 1996 was disposed of in landfills.

MARKETING AND SALES

    MARKETING STRATEGY. The Company's marketing strategy is to provide customers with a complete cost management and compliance program for their regulated medical waste. In addition to its regulated medical waste collection, transportation, treatment and disposal services, the Company also offers a variety of training and education programs and consulting services to its customers. The Company's senior management and many of its other employees are experienced health care professionals able to convey the importance of these issues in the healthcare marketplace.

    The Company's marketing strategy recognizes that its potential customers are generally health care providers, who approach the problem of regulated medical waste management from a different perspective than typical generators of solid or municipal waste. Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding that practitioners demonstrate continual vigilance against such risks. Regulations which were recently adopted by OSHA require annual training of all personnel who potentially can come into contact with bloodborne pathogens and other potentially infectious materials. These regulations also require documentation of handling procedures and detailed clean-up plans. As a result, there has been heightened awareness by health care providers of the need to implement safeguards against such risks.

    The Company has developed programs to help train employees of customers on the proper methods of handling, segregating and containing regulated medical waste in order to reduce their potential exposure. The Company can also advise health care providers on the proper methods of recording and documenting their regulated medical waste management in order to comply with federal, state and local regulations. In addition, the Company offers consulting and review services to such providers regarding their internal collection and control systems and assists them in developing systems to provide for the efficient management of their regulated medical waste from the point of generation through treatment and disposal. The Company also offers consulting services to its health care customers to assist them in reducing the amount of regulated medical waste at the point of generation.

    The Company's marketing and sales efforts are an integral part of its strategy of pursuing opportunities for targeted growth. The Company attempts to focus its marketing and sales efforts on potential customers that will yield the greatest transportation and operating advantages.

    CORE GENERATORS. The Company's marketing and sales efforts to Core generators are conducted by account executives whose responsibilities include identifying and attracting new customers and serving existing customers. In addition, the Company employs customer service representatives to assist its account executives. The Company's marketing and sales personnel are trained to understand the issues confronting Core generators of regulated medical waste. In addition to securing customer contracts, the Company's marketing and sales personnel provide consulting services to its health care customers to assist them in reducing the amount of regulated medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate regulated medical waste in a proper manner.

    The Company has secured several large and prestigious hospitals and health care institutions as customers, including Sharp HealthCare and Stanford University Medical Center in California; the Kaiser Permanente Medical Care Program in California, Washington and Oregon; Northwestern Memorial Hospital in Illinois; and VHA Healthfront in New England. The Company believes that its relationship with these and other similarly well-known institutions will enhance its ability to market its services to other Core generators and surrounding Alternate Care generators.

    The Company's marketing and sales efforts directed to Core generators are supplemented by several strategic marketing alliances. In October 1993, the Company entered into an alliance agreement with Baxter Healthcare Corporation ("Baxter"). A key component of this agreement is the expansion of Baxter's procedure-based delivery system ("PBDS") to include regulated medical waste disposal by the Company. Under PBDS, Baxter hospital supplies are custom-packed in containers provided by the Company based on the requirements of a specific hospital and, in many cases, the requirements of a specific medical provider. Baxter's agreement to include regulated medical waste disposal as part of PBDS was intended to assist its customers in consolidating the specific costs of a patient procedure. The alliance agreement enables the Company potentially to benefit from Baxter's marketing efforts and promotion of PBDS to link the sale of the Company's regulated medical waste disposal services to Baxter's sale of certain of its disposable hospital supplies. In connection with the alliance agreement, Baxter paid $8,000,000 to purchase shares of the Company's preferred stock, of which the Company was required to spend $1,000,000 for research and development related to enhancements of the Company's technology to increase recycling of Baxter's products. In November 1995, Baxter's parent corporation, Baxter International Inc., announced that it intended to spin off its domestic hospital supply and health care cost management businesses, which had sales of approximately $4.58 billion in 1995, to a new company, Allegiance Corporation ("Allegiance"). This spin-off was completed in September 1996, and in connection with the spin-off Baxter transferred its interest in the alliance agreement to Allegiance. In addition to the

Baxter alliance, the Company has entered into strategic marketing alliances with several hospital associations pursuant to which the Company may receive endorsements or marketing assistance.

    ALTERNATE CARE GENERATORS. The Company's marketing and sales efforts for Alternate Care generators are conducted by telemarketing representatives who use the Company's proprietary database to identify and qualify potential customers and set appointments for the Company's trained field sales representatives. These field sales representatives provide follow-up customer service and ancillary product sales. The Company has refined its telemarketing system and believes it to be a cost-effective means to reach the numerous Alternate Care generators of small quantities of regulated medical waste. The Company's sales efforts are supplemented by several strategic marketing agreements with, for example, the Massachusetts Dental Society and the Sisters of Providence Health System in Washington and Oregon, under which the Company may receive endorsements or marketing assistance.

    SERVICE AGREEMENTS. The Company negotiates individual service agreements with each Core and Alternate Care generator customer. Although the Company has a standard form of agreement, terms vary depending upon the customer's service requirements and volume of regulated medical waste generated. Service agreements typically include provisions relating to types of containers, frequency of collection, pricing, treatment and documentation for tracking purposes. Each agreement also specifies the customer's obligation to pack its regulated medical waste in approved containers. Service agreements are generally for a period of one to five years and include renewal options, although customers may terminate on written notice and typically upon payment of a penalty. Many payment options are available including flat monthly or quarterly charges. The Company may set its prices on the basis of the number of containers that it collects, the weight of the regulated medical waste that it collects and treats, the number of collection stops that it makes on the customer's route, the number of collection stops that it makes for a particular multi-site customer, and other factors.

    The Company has a diverse customer base, with no single customer accounting for more than three percent of the Company's 1996 revenues. The Company does not believe that the loss of any single customer would have a material adverse effect on its business, financial condition or results of operations.

LOGISTICS

    An important element of the Company's business strategy is to maximize the efficiency with which it collects and transports a large volume of regulated medical waste and directs the deployment of many collection vehicles. This aspect of the Company's operations--referred to as logistics--represents the Company's single largest operating cost. Accordingly, the Company considers logistics to be a critical component of its operating plan. The Company's integrated approach to regulated medical waste management is designed to provide it with numerous logistic advantages in the process of managing regulated medical waste.

    PRE-COLLECTION. Before regulated medical waste is collected, the Company's integrated waste management approach can "build in" efficiencies that will yield logistic advantages. For example, the Company's consulting services can assist its customers in minimizing their regulated medical waste volume at the point of generation. In addition, the Company provides customers with the documentation necessary for regulatory compliance which, if properly completed, will minimize interruptions in the regulated medical waste treatment cycle for verification of regulatory compliance.

    CONTAINERS. A key element of the Company's pre-collection measures is the use of specially-designed containers by most of the Company's Core and Alternate Care generators of large volumes of regulated medical waste. The Company has developed and patented a reusable leak- and puncture-resistant container, called a STERI-TUB, made from recycled plastic. The STERI-TUB enables regulated medical waste generators to reduce costs by reducing the number of times that regulated medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing workers' compensation liability resulting from human contact with regulated medical waste. The Company recently introduced two smaller sizes of STERI-TUBS that are popular in certain areas of hospitals, such as the laboratory, and with many Alternate Care generators. The Company has also developed a step-on lid opener and a sliding lid that fit the various sizes of STERI-TUBS and make STERI-TUBS even safer and more convenient to use. STERI-TUBS are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. The Company believes these features to be an improvement over its competitors' reusable point-of-generation" containers. The Company's customers are responsible for packing their regulated medical waste in a STERI-TUB or approved corrugated container and placing the loaded containers at a designated collection area on their premises. If a customer generates a large volume of waste, the Company will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, the Company will not accept medical waste unless it is properly packaged by customers in Company-supplied or Company-approved containers.

    COLLECTION AND TRANSPORTATION. Efficiency of collection and transportation is a critical element of the Company's logistics. The Company seeks to maximize route density and the number of stops on each route. The Company also employs a tracking system for its collection vehicles which is designed to maximize logistic efficiency. The Company deploys dedicated collection vehicles of different capacities depending upon the amount of regulated medical waste to be collected at a particular stop or on a particular route. The Company collects containers of regulated medical waste from its customers at intervals depending upon customer requirements, terms of the service agreement and the volume of regulated medical waste produced. All containers are inspected at the customer's site prior to pickup. The waste is then transported directly to one of the Company's treatment facilities or to one of the Company's transfer stations where it is aggregated with other regulated medical waste and then transported to a treatment facility. In certain circumstances, the Company transports waste to other specially-licensed regulated medical waste treatment facilities. The Company transports small quantities of hazardous substances, such as photographic fixer, lead foils and amalgam, from certain of its customers to a metals recycling operation.

    TRANSFER STATIONS. The use of transfer stations is another important component of the Company's logistics. The Company utilizes transfer stations in a "hub and spoke" configuration which allows the Company to expand its geographic service area and increase the volume of regulated medical waste that can be treated at a particular facility. Smaller loads of waste containers are stored at the transfer stations until they can be consolidated into full truckloads and transported to a treatment facility.

    INSPECTION, TREATMENT AND DISPOSAL. Upon arrival at a treatment facility, each container of regulated medical waste is scanned to verify that it does not contain any unacceptable materials such as hazardous substances or radioactive material. Any container which is discovered to contain hazardous substances or~radioactive material is returned to the customer. In some cases the Company's operating permits require that unacceptable waste be reported to the appropriate regulatory authorities. After inspection, the regulated medical waste is loaded into the processing system and ground, compacted and treated using the Company's ETD treatment process. Upon completion of this process, the treated medical waste is transported for resource recovery, recycling or disposal in a nonhazardous waste landfill. After the STERI-TUBS have been emptied, they are washed, sanitized and returned to customers for re-use.

    DOCUMENTATION. The Company provides complete documentation to its customers for all regulated medical waste that it collects, including the name of the generator, date of pick-up and date of delivery to a treatment facility. The Company's documentation system meets all applicable federal, state and local regulations regarding the packaging and labeling of regulated medical waste, including, but not limited to, all relevant regulations issued by the U.S. Department of Transportation, OSHA and state and local authorities.

COMPETITION

    The regulated medical waste services industry is highly competitive, fragmented, and requires substantial labor and capital resources. Intense competition exists within the industry not only for customers but also for businesses to acquire. The Company's largest competitor is Browning-Ferris Industries, Inc. Other significant competitors include Laidlaw Waste Systems, Inc. and USA Waste Services, Inc. A large number of regional and local companies also compete in the industry. The Company faces competition from these national waste management companies and from many regional and local businesses in its present locations and will be confronted with such competition in the future in each location where it intends to expand. In addition, the Company faces competition from businesses and other organizations that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of regulated medical waste, such as reusable or degradable medical products.

    The Company competes for service agreements primarily on the basis of cost effectiveness, quality of service, geographic location and generator-perceived liability risks. The Company's ability to obtain new service agreements may be limited by the fact that a potential customer's current vendor may have an excellent service history or may reduce its prices to the potential customer.

GOVERNMENTAL REGULATION

    The Company operates within the regulated medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. These permits grant the Company the authority, among other things, to construct and operate treatment and transfer facilities, to transport regulated medical waste within and between relevant jurisdictions, and to handle particular regulated substances. The Company's permits must be periodically renewed and are subject to modification or revocation by the issuing regulatory authority. In addition to the requirement that it obtain and maintain permits, the Company is subject to extensive federal, state and local laws and regulations that, among other things, govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated medical waste. The Company is also subject to extensive regulation designed to minimize employee exposure to regulated medical waste. In addition, the Company is subject to certain foreign laws, rules and regulations.

    FEDERAL REGULATION

    There are at least four federal agencies that have authority over medical waste. These agencies are the EPA, OSHA, Department of Transportation ("DOT") and Postal Service. These agencies regulate medical waste under a variety of statutory and regulatory authority.

    MEDICAL WASTE TRACKING ACT OF 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to the Medical Waste Tracking Act of 1988 ("MWTA"), which was added as Subtitle J to the Resource Conservation and Recovery Act of 1976 ("RCRA"). The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey during the summer of 1988. Public safety concerns were amplified by media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that regulated medical wastes which were generated in a covered state and which posed environmental (including aesthetic) problems were delivered to disposal or treatment facilities with a minimum of exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

    In its regulations implementing the MWTA, the EPA defined regulated medical waste and established guidelines for its segregation, handling, containment, labeling and transport. Under the MWTA, the EPA was to deliver three reports to Congress on different aspects of regulated medical waste management and the success of the demonstration program for tracking regulated medical waste. Two of these reports were completed; the third report has not yet been issued. The third report is expected to cover the use of alternative medical waste treatment technologies, including the Company's ETD technology. There can be no assurance that if and when the third report is issued, it will not contain findings or make recommendations that are adverse to the Company's medical waste treatment technology. Any such adverse findings or recommendations could have a material adverse effect on the Company's business, financial condition and results of operations.

    The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

    RESOURCE CONSERVATION AND RECOVERY ACT OF 1976. In 1976, Congress passed RCRA as a response to growing public concern about problems associated with the handling and disposal of solid and hazardous waste. RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes, including a manifest program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. Regulated medical wastes are currently considered non-hazardous solid wastes under RCRA. However, certain substances collected by the Company from some of its customers, including photographic fixer developer solutions, lead foils and amalgam, are considered hazardous wastes, for which the Company provides transportation services for metals recycling.

    DEPARTMENT OF TRANSPORTATION REGULATIONS. The DOT has implemented regulations under the Hazardous Materials Transportation Authorization Act of 1994 governing the transportation of hazardous materials, regulated medical waste and infectious substances. Under these regulations, the Company is required to package regulated medical waste in compliance with the bloodborne pathogens standards issued by OSHA. Under these standards, the Company must identify its packaging with a biohazard" marking on the outer packaging, and its regulated medical waste container must be rigid, puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

    The transportation of infectious substances is subject to additional packaging standards. However, the Company is presently party to an exemption to these standards which authorizes the transportation of certain cultures and stocks of infectious substances if they are described and properly packaged. The exemption issued by DOT is scheduled to expire on December 31, 1997. The Company believes that it would be able to fully comply with the stricter packaging standards applicable to the infectious substances it transports if and when the exemption expires. DOT regulations also require that a transporter of hazardous substances be capable of responding on a 24 hour-per-day basis in the event of an accident, spill or release to the environment of a hazardous material. The Company has entered into an agreement with CHEMTREC, an organization that provides 24-hour emergency spill coverage in the United States and Canada, to provide spill cleanup services in all of the Company's service areas.

    The Company's drivers are specifically trained on topics such as safety, hazardous materials, specifically-regulated medical waste, hazardous chemicals and infectious substances. Employees are trained to deal with emergency situations including spills, accidents and releases in to the environment, and the Company has a written contingency plan for these events. The Company's vehicles are outfitted with spill control equipment and the drivers are trained in their use.

    COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), established a regulatory and remedial program to provide for the investigation and clean-up of facilities from which there has been an actual or threatened release of hazardous substances into the environment. CERCLA and similar state laws, impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at such facilities. Responsible parties may be liable for substantial waste site investigation and clean-up costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If the Company were found to be a responsible party for a particular site, it could be required to pay the entire cost of waste site investigation and clean-up, even though other parties also may be liable. The Company's ability to obtain contribution from other responsible parties may be limited by the Company's inability to identify those parties and by their financial inability to contribute to investigation and clean-up costs.

    The Company utilizes landfills for disposal of treated regulated medical waste from three of its facilities. Following treatment by the Company, the waste is considered non-hazardous solid waste. Non-hazardous solid waste is not regulated as hazardous unless it has been contaminated with a hazardous substance. The Company employs quality control measures to check incoming regulated medical waste for hazardous substances. Customer contracts also require the exclusion of hazardous substances or radioactive materials from the regulated medical waste. Separate customer contracts govern the Company's transportation for recycling of limited quantities of its customers' hazardous substances.

    OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970, as amended, authorizes OSHA to promulgate occupational safety and health standards. Various standards apply to certain aspects of the Company's operations. These standards include rules governing exposure to bloodborne pathogens and other potentially infectious materials, lock out/tag out procedures, medical surveillance requirements, use of respirators and personal protective equipment, emergency planning, hazard communication, noise, ergonomics, and forklift safety, among others. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. The Company is subject to unannounced safety inspections at any time. Employees are required by Company policy to receive new employee training, annual refresher training and training in their specific tasks. As part of the Company's medical surveillance program, employees receive pre-employment physicals, including drug testing, annually-required medical surveillance and exit physicals. The Company also subscribes to a drug-free workplace policy.

    UNITED STATES POSTAL SERVICE. The Company was required to obtain a permit from the U. S. Postal Service to conduct its "mail-back" program, pursuant to which customers mail appropriately packaged sharps containers which contain regulated medical waste directly to the Company's treatment facilities.

    STATE AND LOCAL REGULATION

    The Company currently conducts some type of business activity in 26 states. These activities include the collection, transportation, processing, transferring or recycling of regulated medical waste and, in some cases, hazardous substances. Each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Although there are many differences among the various state laws and regulation, many states have followed the regulated medical waste model under the MWTA and are implementing programs under RCRA. Regulations cover the Company's transportation of regulated medical waste both intrastate and interstate. In each of the states where the Company operates a treatment facility or transfer station, it is required to comply with numerous state and local laws and regulations as well as its site-specific operating plan. Agencies writing regulations at the state level typically include departments of health and state environmental protection agencies. In addition, many municipalities have ordinances, local laws and regulations affecting the Company's operations, including but not limited to zoning and health measures.

    In recent years, a number of communities have instituted "flow control" requirements, which typically require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. Although the U. S. Senate passed a bill proposing the Interstate Transportation of Municipal Solid Waste Act of 1995, which would have partially granted flow control authority to states under the Commerce Clause, the U. S. House of Representatives rejected the bill in January 1996. The Company believes that the U.S. Congress will continue to consider other bills that could at least partially overturn these court decisions and immunize particular governmental actions from Commerce Clause scrutiny.

    Similarly, the U. S. Supreme Court has consistently held that state and local measures that seek to restrict the importation of extraterritorial waste or tax imported waste at a higher rate are unconstitutional. To date, congressional efforts to enable states, under certain circumstances, to impose differential taxes on out-of-state waste or restrict waste importation have been unsuccessful. At present, a bill that would partially grant flow control authority to states and authorize certain restrictions on interstate waste disposal is being considered by a committee of the U.S. House of Representatives.

    In the absence of federal legislation, certain local laws that direct waste flows to designated facilities may be unenforceable, and discriminatory taxes and waste importation restrictions should continue to be subject to judicial invalidation. If the U. S. Congress adopts legislation allowing for certain types of flow control or restricting the importation of waste, or if legislation affecting interstate transportation of waste is adopted at the federal or state level, such legislation could adversely affect the Company's medical waste collection, transport, treatment and disposal operations and hence would have a material adverse effect on the Company's business, financial condition and results of operations.

    In 1993, the Company challenged an ordinance enacted by the City of Delavan, Wisconsin, which sought to prohibit transporting regulated medical waste into Delavan. The Company succeeded at trial in having the Delavan ordinance declared unconstitutional. Despite this favorable outcome, however, the Company abandoned its plans to construct and operate a regulated medical waste treatment facility in Delavan. The Company incurred significant expense in its abandoned efforts, and there can be no assurance that other municipalities will not attempt to block or discourage the Company from locating a treatment or transfer facility within their limits by passing similar ordinances, even though the Company may ultimately prevail in challenging the constitutionality of such ordinances.

    States predominantly regulate medical waste as a solid or "special" waste and not as a hazardous waste under RCRA. State definitions of medical waste include, but are not limited to, microbiological waste (cultures and stocks of infectious agents); pathology waste (human body parts from surgical and autopsy waste); blood and blood products; and sharps.

    Most states require segregation of different types of regulated medical waste at the point of generation. A majority of states require that the universal biohazard symbol or related label appear on medical waste containers. Storage regulations may apply to the generator, the treatment facility, the transport vehicle, or all three. Storage rules center on identifying and securing the storage area for public safety as well as setting standards for the manner and length of storage. Many states mandate employee training for safe environmental clean-up through emergency spill and decontamination plans. Many states mandate that transporters carry spill equipment in their vehicles. Those states whose regulatory framework relies on the MWTA model have tracking document systems in place.

    In the State of Washington, the Company is subject to regulation by the Utilities and Transportation Commission, which regulates all businesses engaged in transportation in the state. As a regulated business, the Company must receive approval from the Utilities and Transportation Commission for the prices that it charges for its services in Washington.

    The Company maintains numerous permits and licenses to conduct its business from various state and local authorities. The Company's permits vary from state to state based upon the Company's activities within that state and on the applicable state and local laws and regulations. These permits include transport permits for solid waste, regulated medical waste and hazardous substances, permits to construct and operate treatment facilities, permits to construct and operate transfer stations, permits governing discharge of sanitary water and registration of equipment under air regulations, specific approval for the use of ETD to treat regulated medical waste, a bulk pool irradiator operator's license for the Company's currently inactive irradiator at its West Memphis, Arkansas facility and various business operator's licenses. The Company believes that it is in substantial compliance with all applicable state and local laws and regulations.

    The Company's treatment technology is an alternative to the conventional treatment technologies of incineration and autoclaving and has not been approved in all states for the treatment of regulated medical waste. The Company has been permitted to operate its treatment technology in 13 states with additional applications pending. There can be no assurance, however, that the Company's treatment technology will be approved for the treatment of regulated medical waste in each state or other jurisdiction where the Company may seek regulatory approval in the future to construct and operate a treatment facility. The Company's inability to obtain any such regulatory approval could have a material adverse effect on the Company's business, financial condition and results of operations.

    FOREIGN REGULATION

    The Company presently conducts business in only one foreign jurisdiction, British Columbia, Canada, where it collects regulated medical waste in the Vancouver area and transports it to the Company's Morton, Washington treatment facility. The Company's activities in British Columbia are governed at the federal level by the Canadian Transportation of Dangerous Goods Act, 1992, and at the provincial level by the British Columbia Waste Management Act. The federal Transportation of Dangerous Goods Act, 1992, regulates the movement of dangerous goods, including infectious substances and other "specified dangerous goods," by all modes of transportation, and imposes joint and several liability on all persons who are responsible for, or who caused or contributed to, the release of any "specified dangerous good" into the environment. Any business engaged in a regulated activity is presumed to be liable for any such release, unless the business can demonstrate that it acted reasonably. The provincial Waste Management Act regulates the storage, transportation and disposal of waste, including biomedical waste, and imposes strict, joint and several liability for all clean-up costs associated with the release of hazardous substances into the environment. The Company has obtained all permits required by these two acts. There can be no assurance, however, that the Company will not be required in the future to pay for waste clean-up costs incurred under either act on a joint and several basis.

    If the Company expands its operations into other foreign jurisdictions, it will be required to comply with the laws and regulations of each such jurisdiction.

    PERMITTING PROCESS

    Each state in which the Company operates, and each state in which the Company may operate in the future, has a specific permitting process. After the Company has identified a geographic area in which it wishes to locate a treatment or transfer facility, the Company will identify one or more locations for a potential new site. Typically, the Company will develop a site contingent on obtaining zoning approval and local and state operating authority. Most communities rely on state authorities to provide operating rules and safeguards for their community. Usually the state provides public notice of the project and, if a sufficient threshold of public interest is shown, a public hearing may be held. If the Company is successful in meeting all regulatory requirements, the state may issue a permit to construct the treatment facility or transfer station. Once the facility is constructed, the state may again issue public notice of its intent to issue an operating permit and provide an opportunity for public opposition or other action that may impede the Company's ability to construct or operate the planned facility.

    The Company has been successful in obtaining permits for its current regulated medical waste transfer, treatment and processing facilities and for its transportation operations. Several of the Company's past attempts to construct and operate regulated medical waste treatment facilities, however, have met with significant community opposition. In some of these cases, the Company has withdrawn from the permitting process. Permitting for transportation operations frequently involves registration of vehicles, inspection of equipment and background investigations on the Company's officers and directors.

    POTENTIAL LIABILITY AND INSURANCE

    The regulated medical waste management industry involves potentially significant risks of statutory, contractual, tort and common law liability. Potential liability could involve, for example, claims for clean-up costs, personal injury or damage to the environment, claims of employees, customers or third parties for personal injury or property damages occurring in the course of the Company's operations, or claims alleging negligence or professional errors or omissions in the planning or performance of work. The Company could also be subject to fines in connection with violations of regulatory requirements.

    The Company carries liability insurance coverage which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets and operations. The availability of liability insurance within the regulated medical waste industry has been adversely affected by the constrained market for environmental liability and other insurance. More aggressive enforcement of environ-mental and management regulations, as well as legal decisions and judgments adverse to companies exposed to pollution damage claims, could lead to a substantial reduction in the availability and extent of insurance coverage. In the future, available insurance may be at significantly increased premiums with less extensive coverage. If the Company is unable to obtain adequate insurance coverage at a reasonable cost, it may become exposed to potential liability claims. In this event, a successful claim of sufficient magnitude could have a material adverse effect on the Company's business, financial condition or results of operation.

    CERCLA and similar state statutes impose strict, joint and several liability on the present and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at such facilities. Responsible parties may be liable for waste site investigation, waste site clean-up costs and natural resource damages, which costs could be substantial, regardless of whether they exercised due care and complied with all relevant laws and regulations. There can be no assurance that the Company will not face claims under CERCLA or similar state laws resulting in substantial liability for which the Company is uninsured and which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's pollution liability insurance excludes liabilities under CERCLA.

PATENTS AND PROPRIETARY RIGHTS

    The Company considers the protection of its technology relating to the processing of regulated medical waste to be material to its business. The Company's policy is to protect its technology by a variety of means, including applying for patents in the United States and in appropriate foreign countries.

    The Company holds four United States patents and has three additional patent applications pending in the United States relating to the ETD treatment process and other aspects of processing regulated medical waste. The Company has filed counterpart patent applications in several foreign countries and has received patents in Mexico and Australia. The Company also holds one United States patent for its reusable container, used under the trademark STERI-TUBS.

    In November 1995, the Company entered into a cross-license agreement with lIT Research Institute ("IITRI"). Under this agreement, IITRI granted to the Company a royalty-free exclusive license in North

America, Europe, Japan and other industrialized countries throughout the world to use and commercialize certain patent rights and know-how held by IITRI relating to the use of radio-frequency technology in the treatment of regulated medical waste, and the Company issued 4,144 shares of Common Stock to IITRI and granted to IITRI a royalty-free exclusive license in the remaining countries of the world to use and commercialize certain corresponding patent rights and know-how held by the Company. The agreement continues until the expiration of the last-to-expire of any of the subject patents held by either IITRI or the Company.

    An issued patent grants to the owner the right to exclude others from practicing the inventions claimed in the patent. In the United States, a patent filed before June 8, 1995 is enforceable for 17 years from the date of issuance or 20 years from the effective date of filing, whichever is longer. Patents issued on applications filed on or after June 8, 1995 expire 20 years from the effective date of filing. The last-to-expire of the Company's existing United States patents relating to its ETD treatment process will expire in April 2013.

    In addition, the Company has additional proprietary technology relating to the processing of regulated medical waste that the Company believes is patentable. The Company has chosen, however, not to file for patent protection for this technology at this time.

    There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to carry out its business. In addition, there can be no assurance that other companies will not independently develop similar processes or engineer around patents that may have been issued to the Company. Litigation or administrative proceedings may be necessary to enforce the patents issued to the Company or to determine the scope and validity of others' proprietary rights. Any litigation or administrative proceeding could result in substantial cost to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

    The commercial success of the Company will also depend in part upon the Company's not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require the Company to alter its processes, pay licensing fees or cease development of its current or future processes. Litigation or administrative proceedings may be necessary to enforce the patents issued to the Company or to determine the scope and validity of others' proprietary rights. Any litigation or administrative proceeding could result in substantial cost to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company would be able to license the technology rights that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that the Company currently uses to process regulated medical waste would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions or patent applications the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or in proceedings before foreign agencies, any of which would result in substantial costs to the Company and distraction of the Company's management.

    The Company holds federal registrations of the trademarks "Steri-Fuel," "Steri-Plastic," "Steri-Tub" and "Steri-Cement" and the service marks "Stericycle" and a mark consisting of a graphic the Company uses in association with its name and services in the United States. There can be no assurance that the registered or unregistered trademarks or service marks of the Company will not infringe upon the rights of third parties. The requirement to change any trademark, service mark or trade name of the Company would result in the loss of any goodwill associated with that trademark, service mark or trade name and could entail significant expense.

    The Company has become aware that there may be a user in the State of Oregon of the mark "Stericycle" with rights prior to those of the Company. No claim against the Company has been asserted by this third party with respect to any such rights. Although the Company currently is unable to evaluate whether any such rights exist or, if they exist, whether they are superior to those of the Company, the Company believes that any claims asserted by the third party would not have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company also relies on unpatented and unregistered trade secrets, trademarks, proprietary know-how and continuing technological innovation that it seeks to protect, in part, by confidentiality agreements with its employees, vendors and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets or know-how will not otherwise become known or independently discovered by third parties.

EMPLOYEES

    At December 31, 1996, the Company employed 295 full-time employees and 35 part-time employees engaged primarily in sales and marketing.

    The Company's production and maintenance employees at its Morton, Washington facility have voted to affiliate with the International Brotherhood of Teamsters, AFL-CIO. The Company will be required to negotiate a collective bargaining agreement covering these employees. None of the Company's other employees is covered by a collective bargaining agreement. The Company considers its employee relations generally to be satisfactory.

ITEM 2. FACILITIES

    The Company leases office space for its corporate offices in Deerfield, Illinois. The Company owns and operates treatment facilities in Morton, Washington and Yorkville, Wisconsin and leases a treatment facility in Woonsocket, Rhode Island which the Company has an option to purchase for $2,000 upon the expiration of the lease in June 2017. The Company also owns and operates a recycling and research development facility in West Memphis, Arkansas.

    The Company leases three transfer stations in California, at Loma Linda, San Leandro and Valencia. The Company also utilizes three transfer stations, in New York, New York, Haverhill, Massachusetts and Vancouver, British Columbia, at facilities owned by third parties licensed to operate transfer stations. In addition, all of the Company's treatment facilities are authorized to transfer regulated medical waste. The Company also leases sales and customer service centers in Kirkland, Washington, Salem, New Hampshire, Santa Ana, California and Middletown, Connecticut, and a depot in Valparaiso, Indiana. In connection with the Company's acquisition of the major portion of WMI's regulated medical waste business in December 1996 (see Item 1, "Business--Acquisition Program"), the Company will enter into subleases from WMI for facilities in Baltimore, Maryland, Chandler, Arizona, Henderson, Colorado and Terrell, Texas, if and when the necessary landlord consents and regulatory approvals have been obtained.

    The Company's lease of its treatment facility at Woonsocket, Rhode Island expires in June 2017 upon the maturity of the last to mature of the industrial development revenue bonds which were issued to finance the acquisition and equipping of the facility. The Company's leasehold interest in the facility and the Company's machinery and equipment at the facility are pledged as collateral to secure the Company's obligations in connection with these bonds. As noted, the Company has an option to purchase the facility for $2,000 upon the repayment of all of the bonds. The Company's machinery and equipment at its Yorkville, Wisconsin treatment facility are leased under an equipment lease expiring in February 1999 and are pledged as collateral to secure the Company's obligations under the lease. Substantially all of the Company's property and equipment provide collateral for the Company's obligations under its revolving credit facility with Silicon Valley Bank. The Company believes that its existing facilities are generally adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

    In August 1995, the Company entered into a voluntary settlement with the Rhode Island Department of Environmental Management ("RIDEM") pursuant to which, without admitting liability, the Company agreed to pay $400,000 over a seven-year period and to perform community services and conduct seminars over a five-year period. The settlement arose from certain notices of violation that RIDEM issued in September 1994 and April 1995 pursuant to which RIDEM sought penalties of $3,356,000, claiming that the Company had violated state medical waste and solid waste regulations by, among other things, mishandling and improperly treating medical waste and endangering its employees' health by failing to provide proper training and protective clothing. RIDEM has recently contacted the Company's local counsel and informally suggested that it may issue additional notices of violation. The Company believes that there is no basis for the issuance of any such additional notices and that the resolution of the matter will be favorable to the Company. There can be no assurance, however, that if the resolution is unfavorable to the Company, the Company's obligations as a result of any such additional notices of violation would not have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company believes that the Massachusetts Attorney General inquired into the Company's activities in Massachusetts but does not know whether the inquiry, if any, is still pending. The Company believes, however, that if there is or was any such inquiry, it was begun following the adverse publicity that the Company received in connection with the notices of violation from RIDEM.

    In September 1995, the Connecticut Department of Revenue Services notified the Company that it was being assessed for sales and use tax of $219,000 as the successor in interest to Safe Way Disposal Systems, Inc. ("Safe Way"), whose regulated medical waste management business the Company acquired in September 1994. The Company appealed the assessment on the ground that, as a purchaser of assets, it was not legally obligated to pay Safe Way's debts. The Company has been informed that its appeal has been denied by the Department of Revenue Services. Safe Way has indemnified the Company for any liability as a result of Safe Way's obligations arising prior to closing. Safe Way's indemnification obligation is secured first by 166,153 shares of Common Stock issued to Safe Way which are currently held in escrow and then by off-set rights under a note from the Company to Safe Way delivered in payment of the purchase price of the acquired business.

    The Company operates in a highly competitive industry and may be exposed to regulatory inquiries or investigations from time to time. Investigations can be initiated for a variety of reasons. The Company has been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to the Company, without having a material adverse effect on the Company's business, financial condition or results of operations. From time to time the Company may consider it more cost-effective to settle such proceedings than to involve itself in costly and time-consuming administrative actions or litigation. The Company is also a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the resolution of these other matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                            SUPPLEMENTAL INFORMATION

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides certain information regarding the six executive officers of the Company:

NAME                                                POSITION WITH COMPANY               AGE
------------------------------------------  --------------------------------------      ---
Mark C. Miller............................  President, Chief Executive Officer and          41
                                             a Director
Anthony J. Tomasello......................  Vice President, Operations                      50
Linda D. Lee..............................  Vice President, Regulatory Affairs and          40
                                             Quality Assurance
Richard O. Shea...........................  Vice President, Western Region                  44
Michael J. Bernert........................  Vice President, Eastern Region                  43
James F. Polark...........................  Vice President, Finance and Chief               47
                                             Financial Officer

    MARK C. MILLER has served as President and Chief Executive Officer and a director since joining the Company in May 1992. From May 1989 until he joined the Company, Mr. Miller served as Vice President for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. He is a director of Affiliated Research Centers, Inc., which provides clinical research for pharmaceutical companies. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

    ANTHONY J. TOMASELLO has served as the Company's Vice President, Operations since August 1990. For five years prior to joining the Company, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. From 1980 to 1985, he served as Vice President of Operations for Spang and Company, an operating service firm specializing in resource recovery and recycling for manufacturing and process industries. Mr. Tomasello received a B.S. degree in mechanical engineering from the University of Pittsburgh.

    LINDA D. LEE has served as the Company's Vice President, Regulatory Affairs and Quality Assurance since June 1990. She previously served as the Company's Executive Director for Regulatory Compliance. Prior to joining the Company in November 1989, she served for six years as Director of Environmental Health and Safety for Medical Services at the University of Arkansas. Ms. Lee has served as the chairperson of the American Hospital Association's Environmental Advocacy Committee and on the American Society for Hospital Engineers' Safety Committee. She has also served on a number of government committees, including the Arkansas Governor's Task Force on Medical Waste, and has written several books and articles on safety and waste disposal. Ms. Lee received a B.S. degree in environmental health sciences from Indiana State University and an M.S. degree in operations management from the University of Arkansas.

    RICHARD O. SHEA has served as the Company's Vice President, Western Region, with responsibility for sales and service in the Pacific Northwest and California, since April 1991. From September 1989 to March 1991, he was Vice President of Sales and Marketing for Microprobe Corporation in Bethell, Washington. He previously held several management positions with the Diagnostics Division of Abbott Laboratories. Mr. Shea received a B.S. degree in marketing from Nichols College.

    MICHAEL J. BEMERT has served as the Company's Vice President, Eastern Region, with responsibility for sales and service in New England and the Midwest, since February 1992. Prior to joining the Company in 1992, he held a series of management positions with Abbott Laboratories. Mr. Bernert received a B.A. degree in economics from Brown University and an M.B.A. degree from the University of Dallas.

    JAMES F. POLARK has served as the Company's Vice President, Finance and Chief Financial Officer since July 1993. From 1980 until joining the Company, he served in various capacities with Sara Lee Corporation, most recently as Chief Financial Officer of Superior Coffee and Foods, Inc., one of Sara Lee' divisions. Prior to joining Sara Lee Corporation, Mr. Polark was a member of the audit staff at Price Waterhouse. He received a B.S. degree in accounting from the University of Northern Iowa.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SRCL." On February 11, 1997, there were approximately 180 stockholders of record.

    The following table provides the high and low sales prices of the Company's Common Stock during the periods from (i) August 23, 1996, when the Common Stock was first publicly traded, through September 30, 1996 ("Third Quarter 1996") and
(ii) October 1 through December 31, 1996 ("Fourth Quarter 1996"):

QUARTER                                                                             HIGH        LOW
--------------------------------------------------------------------------------  ---------     ---
Third Quarter 1996..............................................................  11         8 3/4
Fourth Quarter 1996.............................................................  11 3/4     7

    The Company did not pay any dividends during 1996 and has never paid any dividends on its capital stock. The Company currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying cash dividends under the terms of its revolving credit facility with Silicon Valley Bank and is restricted from paying cash dividends under an agreement in connection with the industrial development bonds issued to finance the Company's construction of its treatment facility at Woonsocket, Rhode Island. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 6. SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                           1992(1)       1993        1994       1995       1996
                                                          ----------  ----------  ----------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA (2)
Revenues................................................  $    5,010  $    9,141  $   16,141  $  21,339  $  24,542
Loss from operations....................................     (11,679)     (5,984)     (5,708)    (4,276)    (2,437)
Net loss................................................     (11,640)     (6,028)     (5,812)    (4,544)    (2,389)
Loss applicable to Common Stock.........................     (14,377)     (9,761)    (10,293)    (4,544)    (2,389)
Net loss per common share (3)...........................  $    (6.81) $    (4.63) $    (4.88) $   (0.65) $   (0.30)
BALANCE SHEET DATA (AT DECEMBER 31) (2)
Cash, cash equivalents and short-term investments.......  $   11,343  $    7,690  $    1,206  $     138  $  17,749
Total assets............................................      21,368      21,355      27,809     23,491     55,155
Long-term debt, net of current maturities...............       2,935       2,293       4,838      5,622      4,591
Convertible redeemable preferred stock (4)..............      40,353      52,708      62,909         --         --
Shareholders' equity (net capital deficiency)...........  $  (25,662) $  (35,106) $  (45,363) $  12,574  $  40,014

------------------------

(1) During the year ended December 31, 1992, the Company approved a restructuring plan which resulted in a nonrecurring charge of $2,747,000, primarily to write-off assets associated with a technology used by the Company prior to the development of its ETD treatment process.

(2) See Note 5 to the Consolidated Financial Statements for information concerning the Company's acquisitions during the three years ended December 31, 1996.

(3) See Note 2 to the Consolidated Financial Statements for information concerning the computation of net loss per common share.

(4) See Note 8 to the Consolidated Financial Statements for information concerning the elimination of the liquidation preference on the Company's preferred stock, and the reclassification of the preferred stock as Class A common stock, in connection with a recapitalization during the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES IN ITEM 8 OF THIS REPORT.

BACKGROUND

    The Company was incorporated in March 1989. The Company provides regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services to its customers, together with related training and education programs and consulting services. The Company also sells ancillary supplies and transports pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. As part of its recycling services, the Company supplies recycled treated medical waste plastics to a plastics manufacturer and supplies treated medical waste as a refuse-derived fuel for use in the production of electricity.

    The Company's revenues have increased from $1,563,000 in 1991 to $24,542,000 in 1996. The Company derives its revenues from services to two principal types of generators of regulated medical waste: (i) hospitals, blood banks and pharmaceutical manufacturers ("Core" generators) and (ii) long-term and subacute care facilities, outpatient clinics, medical and dental offices, industrial clinics, dialysis centers, laboratories, biotechnology and biomedical companies, veterinary offices, municipal health departments, ambulance, fire and police departments, correctional facilities, schools and park districts and funeral homes ("Alternate Care" generators). Substantially all of the Company's services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with hospitals and other Core generators, which may run for more than one year, typically include price escalator provisions which allow for price increases generally tied to an inflation index or set at a fixed percentage. Contracts with Alternate Care generators generally provide for annual price increases and have an automatic renewal provision unless the customer notifies the Company prior to completion of the contract. As of December 31, 1996, the Company had approximately 27,000 customers.

    As part of the Company's marketing strategy, the Company offers reduction, resource recovery and recycling services to customers. Accordingly, the Company has invested funds to treat and recover the plastics from single-use products, and as a part of that strategy, the Company has entered into an agreement with a plastic products manufacturer to provide recycled regulated medical waste plastics for use in a line of medical waste sharps containers. The Company has delivered the recycled plastics as required under the agreement and continues to recycle plastics as part of the Company's commitment to provide environmentally sound alternatives to other regulated medical waste treatment methods. The demand for recycled treated regulated medical waste plastics is currently limited. The Company continues to search for additional uses and users of recycled plastics.

    In 1994, as a result of increasing demand for customer service from the growing number of Alternate Care generators, the Company began implementing a transition from the use of a national contract carrier to its own transportation of regulated medical waste. The Company has obtained its own permits, hired and trained its own drivers, purchased or leased its own trucks and trailers and obtained approvals for and opened transfer stations. The Company believes that since it has assumed control of transportation, it has been able to improve service levels, equipment utilization and route density and provide more efficient dispatching.

    The Company expenses as incurred all permitting and design costs associated with its facilities. The Company elects to expense rather than to capitalize the costs of obtaining permits and approvals for each proposed facility regardless of whether the Company is ultimately successful in obtaining the desired permits and approvals and developing the facility. The Company recognizes as a current expense all legal fees and other costs related to obtaining and maintaining permits and approvals.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    REVENUES. Revenues increased $3,203,000, or 15%, to $24,542,000 during the year ended December 31, 1996 from $21,339,000 during the year ended December 31, 1995 as the Company continued to implement its strategy of focusing on higher-margin Alternate Care generators while simultaneously paring certain higher-revenue but lower-margin accounts with Core generators. This increase also reflects the inclusion of a full year's revenues from the Safetech Health Care, Inc. ("Safetech") acquisition, which was completed in June 1995, eleven months of revenues from the WMI Medical Services of New England, Inc. ("WMI-NE") acquisition, which was completed in January 1996, and eight months of revenues from the Doctors Environmental Control, Inc. ("DEC") and Sharps Incinerator of Fort, Inc. ("Sharps") acquisitions, both of which were completed in May 1996, and the inclusion of revenues for the last 10 days of 1996 resulting from the Company's purchase in December 1996 of a major portion of the regulated medical waste business of Waste Management Inc. ("WMI"). The increase in revenues was partially offset by a decline in revenues attributable to a lack of any miscellaneous product sales during 1996 and the sale in April 1995 of certain unprofitable customer accounts and related assets obtained through acquisitions.

    COST OF REVENUES. Cost of revenues increased $1,945,000, or 11.1%, to $19,423,000 during the year ended December 31, 1996 from $17,478,000 during the year ended December 31, 1995. The principal reasons for the increase were higher transportation costs as a result of the Safetech, WMI-NE, DEC, Sharps and WMI acquisitions and start-up expenses related to the Company's expansion into new geographic service areas where the Company primarily serves Alternate Care generators. Cost of revenues as a percentage of revenues decreased to 79.1% during 1996 from 81.9% during 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $7,556,000 during the year ended December 31, 1996 from $8,137,000 during the year ended December 31, 1995. This decrease was primarily attributable to a reduction in expenditures to develop treated medical waste as an alternate fuel for the production of cement and to savings from the integration into the Company's operations of the Safe Way Disposal Systems, Inc. ("Safe Way") acquisition in 1994. These savings resulted from the elimination of redundant employee and staff positions and the reallocation of resources to Alternate Care generators. In addition, corporate costs and permitting expenses were at lower levels during the current period than they were during the comparable period in 1995. Selling, general and administrative expenses as a percentage of revenues decreased to 30.8% during 1996 from 38.1% during 1995.

    INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $373,000 during the year ended December 31, 1996 from $277,000 during the year ended December 31, 1995. This increase was primarily attributable to higher indebtedness under the Company's revolving credit facility and interest expense on notes issued for acquisitions. Interest income increased to $421,000 during 1996 from $9,000 during 1995 due to interest earned on the invested cash proceeds from the Company's initial public offering ("IPO") in August 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    REVENUES. Revenues increased $5,198,000, or 32.2%, to $21,339,000 during the year ended December 31, 1995 from $16,141,000 during the year ended December 31, 1994. This increase was attributable primarily to the inclusion of a full year's revenues from customers acquired as a result of the Recovery Corporation of Illinois ("RCI") acquisition, which was completed in March 1994, and the Safe Way acquisition, which was completed in September 1994. Revenues for 1995 reflected only a partial year of revenues from the Safetech acquisition, which was completed in June 1995.

    COST OF REVENUES. Cost of revenues increased $3,556,000, or 25.5%, to $17,478,000 during the year ended December 31, 1995 from $13,922,000 during the year ended December 31, 1994. The principal reasons for the increase were higher transportation costs, processing costs, disposal volumes and container costs attributable to additional customers acquired during 1995. Cost of revenues as a percentage of revenues decreased to 81.9% in 1995 from 86.3% in 1994. This percentage decrease was primarily due to increased utilization of the Company's treatment facilities and transportation equipment as a result of increased volumes.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8,137,000 during the year ended December 31, 1995 from $7,927,000 during the year ended December 31, 1994. The increase was primarily attributable to an increase in amortization expense as a result of additional goodwill from the Company's acquisitions. Selling, general and administrative expenses as a percentage of revenues decreased to 38.1% in 1995 from 49.1% in 1994. This percentage decrease was due primarily to lower permitting costs and reduced administrative expenses, as partially offset by higher goodwill amortization expense.

    INTEREST EXPENSE AND INTEREST INCOME. Interest expense increase to $277,000 during the year ended December 31, 1995 from $260,000 during the year ended December 31, 1994, primarily as a result of commitment fees and higher interest rates associated with the Company's revolving credit facility. In addition, the Company incurred higher levels of indebtedness during 1995. Interest income decreased to $9,000 in 1995 from $156,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has been financed principally through the sale of stock to investors. Prior to the Company's IPO, purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, ongoing operating losses and working capital requirements. The Company's IPO in August 1996 raised $31,050,000, excluding offering costs, which will be used primarily to fund acquisitions. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, during 1995 the Company was able to obtain a $2,500,000 revolving line of credit secured by accounts receivable and a secured interest in all other assets of the Company.

    During 1995 the Company's stockholders approved a plan of recapitalization, pursuant to which all of the Company's outstanding shares of preferred stock were reclassified as shares of common stock. As a result, the Company was able to eliminate any liability for accrued but unpaid dividends on its preferred stock and the preferential rights on liquidation of holders of preferred stock.

    At December 31, 1996, the Company's working capital was $14,617,000 compared to $439,000 at December 31, 1995. This increase was primarily due to the proceeds from the Company's IPO offset by an increase in debt as a result of the WMI acquisition in December 1996.

    The Company's other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by the Company to finance its Woonsocket, Rhode Island treatment facility and equipment. These bonds, which had an outstanding aggregate balance of $1,492,000 as of December 31, 1996 at fixed interest rates ranging from 6.00% to 7.375%, are due in various amounts through June 2017.

    Capital expenditures for the year ended December 31, 1996 were $995,000, primarily for containers and transportation equipment. Capital expenditures were $726,000 in 1995 and $1,910,000 in 1994. The Company did not open any new treatment facilities during 1995 and 1996. The Company may decide to build additional treatment facilities as volumes increase in the Company's current geographic services areas or as the Company enters new areas. The Company also may elect to increase capacity in its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot be determined currently as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company currently believes that its cash, cash equivalents and short-term investments and cash flow from operations will fund its capital requirements through 1997.

    Net cash provided by operations increased to $57,000 during the year ended December 31, 1996 from cash used for operations of ($871,000) during the year ended December 31, 1995. The improvement primarily reflects a smaller net loss.

    Net cash used in investing activities was $13,310,000 during the year ended December 31, 1996 compared to $393,000 during the year ended December 31, 1995. The increase in 1996 is due primarily to the DEC, Sharps, WMI-NE and WMI acquisitions and to the temporary investment of proceeds from the Company's IPO.

    Net cash provided by financing activities increased to $25,065,000 during the year ended December 31, 1996 from $196,000 during the year ended December 31, 1995, primarily as a result of the Company's IPO in August 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Stericycle, Inc.

    We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (net capital deficiency), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

Chicago, Illinois
March 7, 1997

                       STERICYCLE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
                                                      ASSETS
Current assets:
Cash and cash equivalents.................................................................  $      138  $   11,950
Short-term investments....................................................................          --       5,799
Accounts receivable, less allowance for doubtful accounts of $138 in 1995 and $178 in
 1996.....................................................................................       3,731       4,756
Parts and supplies........................................................................         468         360
Prepaid expenses..........................................................................         431         426
Other.....................................................................................         424         490
                                                                                            ----------  ----------
    Total current assets..................................................................       5,192      23,781
                                                                                            ----------  ----------
Property, plant and equipment:
Land......................................................................................          90          90
Buildings and improvements................................................................       5,394       5,598
Machinery and equipment...................................................................       7,644      10,702
Office equipment and furniture............................................................         406         463
Construction in progress..................................................................         281         362
                                                                                            ----------  ----------
                                                                                                13,815      17,215
Less accumulated depreciation and amortization............................................      (3,587)     (5,208)
                                                                                            ----------  ----------
    Property, plant and equipment-net.....................................................      10,228      12,007
                                                                                            ----------  ----------
Other assets:
Goodwill, less accumulated amortization of $417 in 1995 and $807 in 1996..................       7,517      18,834
Other.....................................................................................         554         533
                                                                                            ----------  ----------
    Total other assets....................................................................       8,071      19,367
                                                                                            ----------  ----------
        Total assets......................................................................  $   23,491  $   55,155
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt.........................................................  $      297  $    3,215
Accounts payable..........................................................................       1,868       1,510
Accrued liabilities.......................................................................       1,956       3,769
Deferred revenue..........................................................................         632         670
                                                                                            ----------  ----------
        Total current liabilities.........................................................       4,753       9,164
                                                                                            ----------  ----------
Long-term debt:
Industrial development revenue bonds and other............................................       2,284       1,986
Note payable to bank......................................................................         858          --
Note payable..............................................................................       2,480       2,605
                                                                                            ----------  ----------
        Total long-term debt..............................................................       5,622       4,591
                                                                                            ----------  ----------
Other liabilities.........................................................................         542       1,386
Shareholders' Equity:
Common stock (par value $.01 per share, 30,000,000 shares authorized, 5,582,385 issued and
 outstanding in 1995, 10,000,264 issued and outstanding in 1996)..........................          55         100
Additional paid-in capital................................................................      49,621      79,409
Notes receivable for common stock purchases...............................................          --          (4)
Accumulated deficit.......................................................................     (37,102)    (39,491)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      12,574      40,014
                                                                                            ----------  ----------
        Total liabilities and shareholders' equity........................................  $   23,491  $   55,155
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1994          1995          1996
                                                                          ------------  ------------  ------------
Revenues................................................................  $     16,141  $     21,339  $     24,542

Costs and expenses:

Cost of revenues........................................................        13,922        17,478        19,423

Selling, general and administrative expenses............................         7,927         8,137         7,556
                                                                          ------------  ------------  ------------

  Total costs and expenses..............................................        21,849        25,615        26,979
                                                                          ------------  ------------  ------------

Loss from operations....................................................        (5,708)       (4,276)       (2,437)

Other income (expense):

Interest income.........................................................           156             9           421

Interest expense........................................................          (260)         (277)         (373)
                                                                          ------------  ------------  ------------

  Total other income (expense)..........................................          (104)         (268)           48
                                                                          ------------  ------------  ------------

Net loss................................................................        (5,812)       (4,544)       (2,389)

Less cumulative preferred dividends.....................................        (4,481)           --            --
                                                                          ------------  ------------  ------------

Loss applicable to common stock.........................................  $    (10,293) $     (4,544) $     (2,389)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Net loss per common share...............................................  $      (4.88) $      (0.65) $       (.30)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Weighted average number of common shares outstanding....................     2,108,368     6,974,820     8,049,723
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)
                                  COMMON STOCK

                                                                                      ACCUMULATED        NOTES
                                                                                     DIVIDENDS ON     RECEIVABLE
                                            ISSUED AND                 ADDITIONAL     CONVERTIBLE     FOR COMMON
                                            OUTSTANDING                  PAID-IN      REDEEMABLE         STOCK      ACCUMULATED
                                              SHARES        AMOUNT       CAPITAL    PREFERRED STOCK    PURCHASES      DEFICIT
                                           -------------  -----------  -----------  ---------------  -------------  ------------
BALANCES AT DECEMBER 31, 1993............          369     $       4    $     811      $  (8,520)      $    (655)    $  (26,746)
Issuance of common stock.................            1
Accumulated dividends....................                                                 (4,481)
Principal payments under notes                                                                                36
  receivable.............................
Net loss.................................                                                                                (5,812)
                                                ------         -----   -----------  ---------------        -----    ------------
BALANCES AT DECEMBER 31, 1994............          370     $       4    $     811      $ (13,001)      $    (619)    $  (32,558)
Common stock issued in exchange for
  preferred stock........................        5,043            50       49,439
Issuance of common stock.................          350             3
Accumulated dividends canceled...........                                                 13,001
Notes receivable canceled................         (181)           (2)        (629)                           619
Net loss.................................                                                                                (4,544)
                                                ------         -----   -----------  ---------------        -----    ------------
BALANCES AT DECEMBER 31, 1995............        5,582     $      55    $  49,621      $      --       $      --     $  (37,102)
Initial public offering of common stock
  (net of offering costs)................        3,450            35       27,586
Issuance of common stock for exercise of
  options and warrants and employee stock
  purchases..............................          870             9          717                            (64)
Note payable exchanged for common                   98             1        1,485
  stock..................................
Principal payments under note                                                                                 60
  receivable.............................
Net loss.................................                                                                                (2,389)
                                                ------         -----   -----------  ---------------        -----    ------------
BALANCES AT DECEMBER 31, 1996............       10,000     $     100    $  79,409      $      --       $      (4)    $  (39,491)
                                                ------         -----   -----------  ---------------        -----    ------------
                                                ------         -----   -----------  ---------------        -----    ------------

                                               TOTAL
                                           SHAREHOLDERS'
                                            EQUITY (NET
                                              CAPITAL
                                            DEFICIENCY)
                                           -------------
BALANCES AT DECEMBER 31, 1993............    $ (35,106)
Issuance of common stock.................
Accumulated dividends....................       (4,481)
Principal payments under notes                      36
  receivable.............................
Net loss.................................       (5,812)
                                           -------------
BALANCES AT DECEMBER 31, 1994............    $ (45,363)
Common stock issued in exchange for
  preferred stock........................       49,489
Issuance of common stock.................            3
Accumulated dividends canceled...........       13,001
Notes receivable canceled................          (12)
Net loss.................................       (4,544)
                                           -------------
BALANCES AT DECEMBER 31, 1995............    $  12,574
Initial public offering of common stock
  (net of offering costs)................       27,621
Issuance of common stock for exercise of
  options and warrants and employee stock
  purchases..............................          662
Note payable exchanged for common                1,486
  stock..................................
Principal payments under note                       60
  receivable.............................
Net loss.................................       (2,389)
                                           -------------
BALANCES AT DECEMBER 31, 1996............    $  40,014
                                           -------------
                                           -------------

   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1994       1995        1996
                                                                                   ---------  ---------  ----------
                                                                                            (IN THOUSANDS)

OPERATING ACTIVITIES:
Net loss.........................................................................  $  (5,812) $  (4,544) $   (2,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization..................................................      1,306      1,916       2,064
  Settlement with regulatory agency..............................................         --        273          --
  Other, net.....................................................................         --        129          --
Change in net operating assets, net of effect of acquisitions and divestitures:
  Accounts receivable............................................................     (3,126)       866        (554)
  Parts and supplies.............................................................       (241)       135         144
  Prepaid expenses...............................................................       (486)       196         (18)
  Other assets...................................................................       (278)       128         (37)
  Accounts payable...............................................................        879        570        (428)
  Accrued liabilities............................................................        766       (838)      1,178
  Deferred revenue and other liabilities.........................................        280        298          97
                                                                                   ---------  ---------  ----------
Net cash (used in) provided by operating activities..............................     (6,712)      (871)         57
                                                                                   ---------  ---------  ----------

INVESTING ACTIVITIES:
  Capital expenditures...........................................................     (1,910)      (726)       (995)
  Payments for acquisitions, net of cash acquired................................     (1,530)      (459)     (6,516)
  Purchase of short-term investments.............................................         --         --      (5,799)
  Proceeds from divestitures.....................................................         --        792          --
                                                                                   ---------  ---------  ----------
Net cash used in investing activities............................................     (3,440)      (393)    (13,310)
                                                                                   ---------  ---------  ----------

FINANCING ACTIVITIES:
  Repayment of long-term debt....................................................        (79)      (171)     (3,275)
  Net proceeds from (payment of) note payable to bank............................         --        858        (858)
  Proceeds from sale and leaseback of equipment..................................        882         --          --
  Principal payments under capital lease obligations.............................       (629)      (482)       (397)
  Proceeds from issuance of convertible redeemable preferred stock...............      3,458         --          --
  Proceeds from long-term debt...................................................         --         --       1,000
  Principal payments on notes receivable for common stock purchases..............         36         --          60
  Issuance of common stock.......................................................         --         18      28,535
  Other..........................................................................         --        (27)         --
                                                                                   ---------  ---------  ----------
Net cash provided by financing activities........................................      3,668        196      25,065
                                                                                   ---------  ---------  ----------
Net (decrease) increase in cash and cash equivalents.............................     (6,484)    (1,068)     11,812
Cash and cash equivalents at beginning of year...................................      7,690      1,206         138
                                                                                   ---------  ---------  ----------
Cash and cash equivalents at end of year.........................................  $   1,206  $     138  $   11,950
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE 1--DESCRIPTION OF BUSINESS

    Stericycle, Inc. (the "Company") was incorporated in Delaware in March 1989 for the purpose of providing collection, transportation, treatment, disposal, reduction, reuse and recycling services for regulated medical waste to hospitals and other healthcare providers in the United States and Canada.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly-owned subsidiaries, Stericycle of Arkansas, Inc., Stericycle of Washington, Inc. and SWD Acquisition Corporation. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION:

    The Company recognizes revenue when the treatment of the infectious medical waste is completed on-site or the waste is shipped off-site for processing and disposal. For waste shipped off-site, all associated costs are recognized at time of shipment.

CASH EQUIVALENT AND SHORT-TERM INVESTMENTS:

    The Company considers all highly liquid instruments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of highly liquid investments in corporate debt obligations which mature in less than one year and are classified as held-to-maturity since management has the positive intent and ability to hold the securities to maturity. These obligations are stated at amortized cost, which approximates fair market value. Interest income is recognized as earned.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

        Buildings and Improvements--10 to 30 years

        Machinery and Equipment--3 to 10 years

        Office Equipment and Furniture--5 to 10 years.

GOODWILL:

    Goodwill is amortized using the straight-line method over 15 to 25 years. The Company periodically assesses whether a change in circumstances has occurred subsequent to an acquisition which would indicate that the future useful life or carrying value of goodwill should be revised. The Company considers the future earnings potential of the acquired business in assessing the recoverability of goodwill.

NEW PLANT DEVELOPMENT AND PERMITTING COSTS:

    The Company expenses costs associated with the operations of new plants prior to the commencement of services to customers and all initial and on-going costs related to permitting.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT COSTS:

    The Company expenses costs associated with research and development as incurred. Research and development expense for 1994, 1995 and 1996 was $1,082,000, $975,000, and $194,000, respectively.

INCOME TAXES:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

LONG-LIVED ASSETS:

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FAS 121 in 1996, the effect of which was not material to the Company's financial position or results of operations.

FINANCIAL INSTRUMENTS:

    The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values, except for long-term debt as discussed in Note 6. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. These losses, when incurred, have been within the range of management's expectations.

USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER COMMON SHARE:

    Net loss per common share is computed based upon the weighted-average number of common shares outstanding. Common and common equivalent shares issued during the 12-month period prior to the August 23, 1996 initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and an initial public offering price of $9 per share. No effect has been give to common equivalent shares issued subsequent to the August 23, 1996 initial public offering as the effect would be antidilutive.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 3--INITIAL PUBLIC OFFERING

    On August 28 and August 30, 1996 the Company successfully completed an initial public offering of 3,450,000 shares of common stock at $9 per share. The Company received total proceeds from the offering, net of offering costs, of approximately $27,621,000.

NOTE 4--INCOME TAXES

    At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $38,000,000, expiring beginning in 2004. Based on the Internal Revenue Code of 1986, as amended, and changes in the ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations, which could significantly restrict or partially eliminate the utilization of the net operating losses.

    The Company's deferred tax liabilities and assets as of December 31, 1995 and 1996 are as follows:

                                                                               1995            1996
                                                                          --------------  --------------
Deferred tax liabilities:
    Capital lease obligations...........................................  $           --  $     (324,000)
    Property, plant, and equipment......................................        (319,000)       (694,000)
    Goodwill............................................................        (122,000)       (160,000)
                                                                          --------------  --------------
Total deferred tax liabilities..........................................        (441,000)     (1,178,000)
Deferred tax assets:
    Accrued liabilities.................................................         298,000         835,000
    Research and development costs......................................         324,000         324,000
    Other...............................................................         190,000         198,000
    Net operating tax loss carryforward.................................      14,597,000      15,102,000
                                                                          --------------  --------------
Total deferred tax assets...............................................      15,409,000      16,459,000
                                                                          --------------  --------------
Net deferred tax assets.................................................      14,968,000      15,281,000
Valuation allowance.....................................................     (14,968,000)    (15,281,000)
                                                                          --------------  --------------
    Net deferred tax assets.............................................  $           --  $           --
                                                                          --------------  --------------
                                                                          --------------  --------------

NOTE 5--ACQUISITIONS AND DIVESTITURES

    In December 1996, the Company purchased the customer lists, vehicles and certain other assets of the major portion of the medical waste business of Waste Management Inc. ("WMI") for $5,450,000 cash and a note payable of $5,210,000. The note payable is subject to adjustment based on the final appraised value of the vehicles. At December 31, 1996, the vehicles have been preliminarily valued at $1,760,000. Not reflected is the effect, if any, resulting from adjustments to the purchase price based on actual revenues achieved by the Company from acquired customers. The purchase price is to be increased by an amount equal to 20% of acquired customer revenues which exceed $15,170,000 for the year ended December 31, 1997. In the event that average actual monthly revenues for January through March 1997 are less than $1,264,000, the purchase price will be decreased by seven times the deficiency. Additionally, in the event a significant acquired customer, as defined, is lost prior to July 1997, the purchase price will be decreased. The decrease will be measured as seven times the actual average monthly revenues achieved by WMI from the significant acquired customer during September through November 1996, less 20% of actual revenues

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 5--ACQUISITIONS AND DIVESTITURES (CONTINUED) achieved by the Company from the significant acquired customer. Any adjustment will be made to the goodwill and the note payable.

    In May 1996, the Company purchased the customer list and certain other assets of Doctors Environmental Control, Inc. for $400,000 in cash and notes payable issued for $600,000, which are payable on May 1, 1998 with an interest rate of 6% per annum. In addition, the Company assumed two vehicle leases totaling $77,000, which were paid off in May 1996, and delivered option agreements to shareholders of the seller giving them an option to purchase up to a total of 53,816 shares of the Company's common stock. The price for the purchase of the common stock upon exercise of each option was the surrender and cancellation of the note payable. The options were exercised in August 1996.

    In April 1996, the Company purchased the customer list and certain other assets of Sharps Incinerator of Fort, Inc. for $757,000 in cash of which $562,000 was payable at closing and the balance plus interest was paid off in November 1996.

    In January 1996, the Company purchased the customer list and certain other assets of WMI Medical Services of New England, Inc. for $100,000 in cash and $492,000 in notes payable issued to the seller. The notes bear interest at the rate of 7.5% per annum with $150,000 payable in 1996, $157,000 payable in January 1997 and $185,000 payable in January 1998.

    In July 1995, the Company sold selected customer lists and related assets for $248,000. The Company recognized a gain of $50,000 on this transaction, which is included in the 1995 Consolidated Statement of Operations as Selling, General and Administrative Expense.

    In June 1995 the Company purchased the customer list and transportation equipment and assumed certain contract obligations of Safetech Health Care for $160,000.

    In April 1995, the Company sold the St. Louis portion of its business to a competitor. The Company received $544,000 as payment for the customer list and concurrently agreed to resolve an anti-trust lawsuit brought against this competitor by the Company. The Company recognized a gain on this transaction of $408,000, which is included in the 1995 Consolidated Statement of Operations as Selling, General and Administrative Expense.

    In September 1994, SWD Acquisition Corporation, a wholly owned subsidiary of the Company, purchased selected assets and assumed certain liabilities of Safe Way Disposal Systems, Inc. ("Safe Way"). The assets purchased consisted of Safe Way's customer list, containers, transportation equipment and office equipment. In payment, the Company issued a $2,480,000 note and 25,228 shares of preferred stock with a liquidation value of $100 per share. The Company assumed liabilities of $2,271,000 related to this acquisition.

    In March 1994, the Company purchased the customer list, containers and transportation equipment of Recovery Corporation of Illinois for $630,000 in cash and 5,000 shares of preferred stock with a liquidation value of $100 per share.

    For financial reporting purposes, each acquisition was accounted for as a purchase, and the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. The WMI purchase

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 5--ACQUISITIONS AND DIVESTITURES (CONTINUED)

price allocation was based on preliminary information and is subject to adjustment. The results of operations of these acquired businesses are included in the consolidated statements of operations from the date of acquisition. The effect of these acquisitions would not have a significant effect on the Company's operations, except for the Safe Way and WMI acquisitions.

    The following unaudited pro forma results of operations assumes the acquisition of Safe Way occurred as of January 1, 1994 and the acquisition of WMI occurred as of January 1, 1995, after giving effect to certain adjustments including amortization of goodwill, and in the case of WMI, increased interest expense on debt incurred in connection with the acquisition and an adjustment to record the incremental recurring costs associated with the consolidation of the operations as the historical statement of revenue and direct expenses of WMI did not reflect these costs:

                                                                             YEAR ENDED DECEMBER 31
                                                                        --------------------------------
                                                                           1994       1995       1996
                                                                        ----------  ---------  ---------
                                                                                 (IN THOUSANDS)
Revenues..............................................................  $   20,494  $  36,839  $  40,321
Loss applicable to common stock.......................................     (10,729)    (4,270)    (1,716)
Net loss per common share.............................................  $    (5.09) $   (0.61) $   (0.21)

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods indicated or of future results of operations.

NOTE 6--LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                                                         1995       1996
                                                                                       ---------  ---------
                                                                                          (IN THOUSANDS)
Industrial development revenue bonds.................................................  $   1,633  $   1,492
Obligations under capital leases.....................................................        488        517
Note payable to bank.................................................................        858     --
Notes payable........................................................................      2,480      5,552
Mortgage payable and other...........................................................        460        245
                                                                                       ---------  ---------
                                                                                           5,919      7,806
Less: Current portion................................................................        297      3,215
                                                                                       ---------  ---------
    Total............................................................................  $   5,622  $   4,591
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    In connection with the Company's December 1996 purchase of WMI's medical waste business, a note payable totaling $5,210,000 was issued to WMI. The note is payable in two equal installments due on December 20, 1997 and December 20, 1998. The note bears interest at the rate of 7% per annum.

    On October 31, 1995, the Company entered into a revolving line of credit with Silicon Valley Bank. To secure this line of credit, the Company granted the bank a lien on all of the Company's assets. Borrowings under the line of credit are limited to the lesser of $2,500,000 or a specified percentage of the Company's eligible receivables, as defined in the loan and security agreement. Outstanding borrowings bear interest at

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 6--LONG-TERM DEBT (CONTINUED)
the bank's prime rate plus 3.0%. This agreement has a maturity date of October 31, 1997 and is subject to automatic renewal for additional one year periods, unless 60 days written notice is provided by either party in advance of the maturity date. Under the terms of the loan and security agreement, the Company is, among other things, restricted from paying dividends and is required to maintain minimum levels of tangible net worth and debt to tangible net worth. The Company had no borrowings against the line of credit as of December 31, 1996.

    In 1995, an agreement was reached with the Rhode Island Department of Environmental Management regarding two notices of violation issued in 1994 and 1995. Although the Company believed that the allegations were meritless, the agreement was entered into in order to resolve the matter in the best interests of the Company and its customers in a timely manner. The Company agreed to pay $35,000 each year from 1995 to 1998, $50,000 in 1999, $60,000 in 2000 and
$150,000 in 2001 to the Rhode Island Air and Water Protection Fund. In addition, the Company agreed to perform community services and conduct seminars over a five-year period. The Company recorded this obligation based on the discounted cash flows expected to be paid over the term of agreement, using a discount rate of 11.75%. The recorded obligation of $245,000 at December 31, 1996 has been included in mortgage payable and other long-term debt. An expense of $458,000 is included in the 1995 Consolidated Statement of Operations as Selling, General and Administrative Expense. This amount reflects the recorded obligation and legal fees incurred in the settlement.

    In 1994, a non-interest bearing note in the amount of $2,480,000 was issued as part of the purchase of the net assets of Safe Way. As a result of the Company's initial public offering in August 1996, a portion of the note was converted into 98,001 shares of common stock and the remainder was paid in cash.

    During 1992, the Company entered into an obligation to finance the development of its Woonsocket, Rhode Island facility. The development and purchase of substantially all of the property and equipment for the Woonsocket, Rhode Island facility was financed from the issuance of industrial development revenue bonds. The bonds are due in various amounts through 2017 at fixed interest rates ranging from 6.0% to 7.375% and are collateralized by the property and equipment at the Woonsocket, Rhode Island facility. The terms of an agreement entered into in connection with the issuance of the bonds contain, among other provisions, requirements for maintaining defined levels of working capital and various financial ratios including debt to net worth.

    Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 1996 are as follows:

                                                                                                (IN
                                                                                            THOUSANDS)
1997.....................................................................................    $   2,922
1998.....................................................................................        2,965
1999.....................................................................................          200
2000.....................................................................................          215
2001.....................................................................................          315

    The Company paid interest of $271,000, $262,000 and $352,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 6--LONG-TERM DEBT (CONTINUED)
    The fair value of the Company's long term debt was estimated using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1996 the fair value of the Company's debt was approximately $7,791,000.

CAPITAL LEASES:

    In February 1994, the Company entered into a sale and leaseback transaction for equipment acquisitions at the Yorkville, Wisconsin facility in the amount of $882,000. No gain or loss was recognized on the sale and leaseback. The lease arrangement has a term of 60 months and at the end of the lease, the Company will have the option to renew the lease, return the equipment or purchase the equipment at a fair market value not to exceed 11% of the original purchase price. In January 1996, the Company entered into a capital lease obligation of $364,000 for equipment. The lease expires in 1998.

    At December 31, property under capital leases included with Property, Plant and Equipment in the accompanying Consolidated Balance Sheets is as follows:

                                                                                          1995       1996
                                                                                        ---------  ---------
                                                                                           (IN THOUSANDS)
Machinery and equipment...............................................................  $     882  $   1,246
Less-Accumulated depreciation and amortization........................................       (169)      (293)
                                                                                        ---------  ---------
                                                                                        $     713  $     953
                                                                                        ---------  ---------
                                                                                        ---------  ---------

    Minimum future lease payments under capital leases are as follows:

                                                                                           (IN THOUSANDS)
1997.....................................................................................     $     314
1998.....................................................................................           204
1999.....................................................................................            29
                                                                                                  -----
Total minimum lease payments.............................................................           547
Less--Amounts representing interest......................................................           (30)
                                                                                                  -----
Present value of net minimum lease payments..............................................           517
Less--Current portion....................................................................          (293)
                                                                                                  -----
Long-term obligations under capital leases...............................................     $     224
                                                                                                  -----
                                                                                                  -----

NOTE 7--LEASE COMMITMENTS

    The Company leases various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements which expire at various dates over the next six years. The leases for most of the properties contain renewal provisions.

    Rent expense for 1994, 1995 and 1996 was $1,643,000, $1,739,000 and
$2,462,000, respectively.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 7--LEASE COMMITMENTS (CONTINUED)
    Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 1996 for each of the next five years and in the aggregate are as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
1997...........................................................................    $   1,132
1998...........................................................................          998
1999...........................................................................          630
2000...........................................................................          481
2001...........................................................................          372
Thereafter.....................................................................          109
                                                                                      ------
    Total minimum rental payments..............................................    $   3,722
                                                                                      ------
                                                                                      ------

NOTE 8--COMMON AND PREFERRED STOCK

    In August 1995, the Board of Directors adopted a plan of recapitalization which was approved by the Company's stockholders in September 1995, pursuant to which the Company reclassified its outstanding convertible redeemable preferred stock as common stock. As part of the plan of recapitalization, all conversion, redemption and liquidation rights associated with the convertible redeemable preferred stock were terminated in exchange for the issuance of shares of common stock.

    All common shares, per share, weighted average shares outstanding, stock option and warrant data have been adjusted to reflect a 1-for-5.3089 reverse stock split effective August 19, 1996. In connection with this reverse stock split, each outstanding share of the Company's Class A and Class B stock was redesignated as a share of common stock, and the Company's authorized common stock was reduced from 58,000,000 shares to 30,000,000 shares, also effective August 19, 1996.

    Shares of the Company's common stock have been reserved for issuance upon the exercise of warrants and options. These shares have been reserved as follows at December 31, 1996:

1993 Plan options..................................................      4,938
1995 Plan options..................................................    483,058
1996 Directors Plan options........................................     49,170
Warrants...........................................................    301,683
                                                                     ---------
    Total shares reserved..........................................    838,849
                                                                     ---------
                                                                     ---------

NOTE 9--STOCK OPTIONS AND WARRANTS

STOCK OPTIONS:

    In September 1993, the Company's shareholders approved an amended and restated stock option plan (the "1993 Plan"), which provided for the granting of options to purchase up to 113,018 shares of common stock. In November 1995, the outstanding options of all current employees were canceled in conjunction with the Company's recapitalization.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 9--STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes option activity for the 1993 Plan through December 31, 1996:

                                                                    PER SHARE
                                                                  EXERCISE PRICE   # SHARES    EXERCISABLE
                                                                  --------------  -----------  -----------
Outstanding at December 31, 1994................................  $  5.31-$42.47     109,729       39,864
Canceled........................................................                     (99,786)
                                                                                  -----------
Outstanding at December 31, 1995................................  $  5.31-$42.47       9,943        4,938
Canceled........................................................                      (5,005)
                                                                                  -----------
Outstanding at December 31, 1996................................  $  5.31-$42.47       4,938        4,938
                                                                                  -----------
                                                                                  -----------

    In 1995, the Company's Board of Directors and shareholders approved an incentive compensation plan (the "1995 Plan"), which provides for the granting of 1,500,000 shares of common stock in the form of stock options and restricted stock to employees, officers, directors and consultants of the Company. The exercise price of options granted under the 1995 Plan must be at least equal to the fair market value of the common stock on the date of grant. In 1995, the Board of Directors authorized the grant to officers and employees of options to purchase 923,292 shares of the Company's common stock at an exercise price of $.53 per share. All options granted to date have 10 year terms and vest over periods of up to 4 years after the date of grant.

    The following table summarizes stock option activity and related information for the 1995 Plan through December 31, 1996:

                                                                    PER SHARE
                                                                    EXERCISE
                                                                      PRICE       # OPTIONS   EXERCISABLE
                                                                  -------------  -----------  -----------
Outstanding at December 31, 1995................................          $.53      923,292      537,682
Granted:
  January.......................................................           .53       49,073
  March.........................................................          2.12       30,826
  April.........................................................          1.99      149,984
Exercised:
  ..............................................................           .53     (636,534)
  ..............................................................          2.12      (24,233)
Canceled:
  ..............................................................           .53       (8,427)
  ..............................................................          1.99         (923)
                                                                                 -----------
Outstanding at December 31, 1996................................    $.53-$2.12      483,058      307,262
                                                                                 -----------
                                                                                 -----------

    The weighted average exercise price of the options outstanding at December 31, 1996 is $1.00 per share. The weighted average contractual life of the options outstanding at December 31, 1996 is 9 years.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 9--STOCK OPTIONS AND WARRANTS (CONTINUED)

    In June 1996, the Company's Board of Directors adopted the Directors Stock Option Plan. The plan authorizes stock options for a total of 285,000 shares of common stock to be granted to eligible directors of the Company, consisting of directors who are neither officers nor employees of the Company. Each of the six incumbent eligible directors automatically received an option as of the date of closing of the Company's initial public offering for 8,195 shares of common stock with an exercise price of $10.25. As of each annual meeting of the Company's stockholders, each incumbent eligible director who is re-elected as a director at the annual meeting will automatically receive an option grant based on a predetermined formula. The exercise price of each option will be the closing price on the date of grant. The term of each option will be six years from the date of grant and will vest in 16 equal quarterly installments and may be exercised only when it is vested and only while the holder of the option remains a director of the Company or during the 90-day period following the date that he or she ceases to serve as a director.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"'), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and net loss per common share is required by FAS 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method with the following assumptions for 1995 and 1996: risk-free interest rates ranging from 5.5% to 5.7% in 1995 and 5.1% to 6.7% in 1996; a dividend yield of 0%; and a weighted-average expected life of the option of 31 months. The weighted-average fair values of options granted during 1995 and 1996 were $.09 per share and $.79 per share, respectively.

    Option value models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The Company's pro forma information follows (in thousands except for net loss per common share information):

                                                                             1995       1996
                                                                           ---------  ---------
Pro forma net loss.......................................................  $  (4,559) $  (2,474)
Pro forma net loss per common share......................................  $    (.65) $    (.31)

    Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma affect will not be fully reflected until 1997.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 9--STOCK OPTIONS AND WARRANTS (CONTINUED)
WARRANTS:

    The Company, in conjunction with a lease financing agreement, issued the lessor warrants to purchase up to 15,064 shares of common stock at $18.58 per share. At December 31, 1996, all of these warrants were outstanding and expire on March 3, 1998.

    The Company, in connection with the issuance of preferred stock, which was subsequently reclassified as common stock issued warrants to purchase up to 6,773 shares of common stock at an exercise price of $69.02 per share. At December 31, 1996, all of these warrants were outstanding. These warrants expire on March 16, 1999.

    During 1995, several of the Company's shareholders and directors provided a bridge loan to the Company. The loan totaled $830,000 with interest at prime plus 3% and was repaid. In addition to the interest, the lenders received warrants to purchase 220,559 shares of common stock at $1.59 per share. These warrants expire on July 31, 2000. In 1996, the lenders exercised warrants to purchase 166,749 shares of common stock. At December 31, 1996, warrants to purchase 53,810 shares of common stock remained outstanding.

    In May 1996, the Company obtained a $1,000,000 bridge loan from certain shareholders, directors and officers to provide working capital and to finance additional acquisitions. The bridge loan was repaid in August 1996. In connection with this loan, the Company issued warrants to members of the lending group to purchase an aggregate of 226,036 shares of common stock at $7.96 per share. The warrants expire in May 2001. At December 31, 1996 all of these warrants were outstanding.

NOTE 10--EMPLOYEE STOCK PURCHASE PLAN

    Under a plan for 1996 approved by the Board of Directors, employees of Stericycle could purchase shares of common stock at a price of $2.12 per share. Under the terms of the plan, employees were allowed to purchase shares by December 31, 1995 and to pay for the stock during 1996. Employees elected to purchase a total of 30,232 shares of common stock.

NOTE 11--REGISTRATION AGREEMENT

    The Company is a party to a Registration Agreement which gives certain shareholders of the Company registration rights for their shares. The parties to the Registration Agreement are the original holders of the Company's prior Class A, B, C, D, E, F, H, and I preferred stock and a holder of a warrant to purchase up to 15,064 shares of common stock which the Company issued in conjunction with a lease financing agreement. After the Company's 1995 recapitalization, the Registration Agreement was amended to provide that the registration rights applied to the shares of common stock that the parties to the Registration Agreement received pursuant to the recapitalization, shares issuable under certain warrants issued to purchasers of the Company's prior Class F preferred stock, shares issuable under the warrant issued in conjunction with the lease financing agreement and the common stock to be delivered by the Company in payment of the Safe Way Note, for a total of 5,227,608 shares. According to the Registration Agreement (i) at any time, the holders of a majority of the shares which are subject to the registration rights can request registration of their shares on Form S-1 (a "Long-Form Registration") and the holders of at least 25% of these shares can request registration of their shares on Form S-2 or S-3,

                       STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 11--REGISTRATION AGREEMENT (CONTINUED)
(ii) at any time, one shareholder who is a party to the Registration Agreement may request a Long Form registration, (iii) at any time, another shareholder who is a party to the Registration Agreement can request a Long Form registration, and (iv) the parties to the Registration Agreement have the right to include their shares in any registration which is requested or in any other registration that the Company may otherwise undertake. If any registration is requested, the Company will use its best efforts to effect the requested registration at its own expense.

NOTE 12--EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution retirement savings plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may match up to 30% of the first $1,000 contributed to the retirement savings plan by each employee. The Company's contributions for the years ended December 31, 1994, 1995 and 1996 were approximately $13,000, $14,000, and $14,000, respectively.

NOTE 13--RELATED PARTIES

    In October 1993, the Company entered into an Alliance Agreement ("Alliance") with an investor in the Company. The purpose of the Alliance was to develop new technologies and procedures for recycling regulated medical waste. The Company devoted resources to the Alliance research and development program during the first 18 months of the Alliance. The investor has rights with respect to the development of any Alliance technology as part of the research and development program. During the initial 18 months of the Alliance, the Company provided for $1 million of research and development costs under this agreement. A license agreement is effective upon the non-renewal of the Alliance and grants the investor a license to use the Alliance technology subject to certain conditions.

    Under the Alliance, the investor and the Company have an ongoing relationship to provide services and products to the healthcare market place.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item regarding directors of the Company is incorporated by reference to the information contained under the caption "Election of Directors--Nominees for Director" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on April 28, 1997, to be filed pursuant to Regulation 14A.

    The information required by this Item regarding executive officers of the Company is contained under the caption "Executive Officers of the Registrant" in
Part I of this Report.

    The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on April 28, 1997, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on April 28, 1997, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information contained under the caption "Stock Ownership--Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on April 28, 1997, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information contained under the caption "Election of Directors--Certain Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on April 28, 1997, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS (ITEM 14(A)(1) AND (2))

    The following financial statements have been filed with this Report:

                                                                                                      PAGE
                                                                                                      -----
Report of Independent Auditors, Ernst & Young LLP................................................          26
Consolidated Financial Statements--Stericycle, Inc. and Subsidiaries
  Consolidated Balance Sheets at December 31, 1995 and 1996......................................          27
  Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended
    December 31, 1996............................................................................          28
  Consolidated Statements of Changes in Shareholders' Equity (Net Capital Deficiency) for Each of
    the Years in the Three-Year Period Ended December 31, 1996...................................          29
  Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended
    December 31, 1996............................................................................          30
  Notes to Consolidated Financial Statements.....................................................          31

EXHIBITS (ITEM 14(A)(3))

    The following exhibits are filed with this Report:

                                                                                                          FILED WITH
 EXHIBIT                                                                                                  ELECTRONIC
 NUMBER                                           DESCRIPTION                                             SUBMISSION
---------  ------------------------------------------------------------------------------------------  -----------------
    3.1*   Amended and Restated Certificate of Incorporation.........................................
    3.2*   Amended and Restated By-Laws..............................................................
    4.1*   Specimen certificate for shares of the Registrant's Common Stock, par value $.01 per share.....................................................................................
    4.2*   Form of Common Stock Purchase Warrant in connection with July 1995 line of credit.........
    4.3*   Form of Common Stock Purchase Warrant in connection with May 1996 short-term loan.........
    4.4*   Amended and Restated Registration Agreement dated October 19, 1994 between the Registrant and certain of its stockholders, and related First Amendment dated September 30, 1995 and
           Second Amendment dated July 1, 1996.......................................................
   10.1*+  Amended and Restated Incentive Compensation Plan..........................................
   10.2*+  Directors Stock Option Plan...............................................................
   10.3*   Loan and Security Agreement dated October 31, 1995 between the Registrant and Silicon
           Valley Bank, and related Amendments dated March 12, 1996 and June 4, 1996.................
   10.4*   Guaranty Agreement dated June 1, 1992 among the Registrant, Fleet National Bank, as
           Trustee, and Rhode Island Industrial-Recreational Building Authority, and related
           Regulatory Agreement dated June 1, 1992 between the Registrant and the Rhode Island
           Industrial-Recreational Building Authority................................................
   10.5*   Radio-Frequency Heating Technology Licensing Agreement dated November 10, 1995 between the
           Registrant and IIT Research Institute.....................................................
   10.6*   Alliance Agreement dated October 12, 1993 between the Registrant and Baxter Healthcare
           Corporation and related First Amendment dated August 1, 1996..............................

   10.7*   Agreement dated May 6, 1994 between the Registrant and Sage Products, Inc., and related letter agreement dated November 7, 1995...................................................
   10.8*   Office Lease dated December 26, 1991 between the Registrant and American National Bank and
           Trust Company of Chicago, as Trustee under Trust No. 57661, relating to the Registrant's
           Deerfield, Illinois office space..........................................................
   10.9*   Standard Form Industrial Lease dated October 1, 1991 between the Registrant and General
           American Life Insurance Company, relating to the Registrant's Loma, Linda, California treatment facility........................................................................
   10.10*  Lease dated June 1, 1992 between the Registrant and Rhode Island Industrial Facilities
           Corporation, relating to the Registrant's Woonsocket, Rhode Island treatment facility.....
   10.11*  Lease dated February 25, 1992 between the Registrant and EML Associates, relating to the
           Registrant's San Leandro, California transfer station.....................................
   10.12*  Master Lease Agreement dated February 11, 1994 between the Registrant and Ziegler Leasing
           Corporation, relating to the machinery and equipment at the Registrant's Yorkville,
           Wisconsin treatment facility..............................................................
   10.13*  Master Lease Agreement dated March 14, 1991 between the Registrant and LINC Venture Lease
           Partners II, L.P., and related Equipment Schedule dated January 1, 1996 relating to the machinery and equipment at the Registrant's West Memphis, Arkansas recycling and research development facility, its San Leandro, California transfer station, and its Morton,
           Washington treatment facility.............................................................
   10.14*  State of Rhode Island and Providence Plantations Consent Agreement dated August 22, 1995 between the Registrant and the Rhode Island Department of Environmental Management........
   10.15*  Interim Agreement dated June 28, 1996 between the Registrant and a Brazilian company......
  10.16++  Asset Purchase Agreement dated December 20, 1996 between the Registrant and Waste
           Management, Inc. and various of its subsidiaries..........................................
   11      Statement re computation of per share earnings............................................          x
   21      Subsidiaries..............................................................................          x
   23.1    Consent of Ernst & Young LLP..............................................................          x
   27      Financial data schedule for the year ended December 31, 1996..............................          x

------------------------

* Incorporated by reference to the exhibit (with the same exhibit number) to the Registrant's Registration Statement on Form S-1, as declared effective on August 22, 1996 (Registration No. 333-05665).

+   Management contract or compensatory plan required to be filed pursuant to
    Item 601 of Regulation S-K.

++   Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report
    (Amended) on Form 8-K/A, dated December 20, 1996, filed on January 23, 1996.

REPORTS ON FORM 8-K (ITEM 14(B))

    During the quarter ended December 31, 1996, the Company did not file any reports on Form 8-K. The Company has filed the following reports under Item 5 of Form 8-K in connection with its acquisition in December 1996 of the major portion of the regulated medical waste business of Waste Management, Inc.:

(1) Current Report on Form 8-K, dated December 20, 1996, which was filed on January 4, 1997;

(2) Current Report (Amended) on Form 8-K/A, dated December 20, 1996, which was filed on January 23, 1997; and

(3) Current Report (Amended) on Form 8-K/A, dated December 20, 1996, which was filed on March 5, 1997 and included (a) Waste Management, Inc. Regulated Medical Waste Business Financial Statements as of December 31, 1996 and the Years Ended December 31, 1996 and 1995 and (b) the Company's Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 27, 1997.

                                          STERICYCLE, INC.

                                          By: /s/ MARK C. MILLER
                                          --------------------------------------
                                            Mark C. Miller
                                            PRESIDENT AND CHIEF EXECUTIVE
                                          OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                   NAME                                           TITLE                               DATE
------------------------------------------  --------------------------------------------------  -----------------

/s/ JACK W. SCHULER                         Chairman of the Board of Directors                  March 27, 1997
---------------------------------
Jack W. Schuler

/s/ MARK C. MILLER                          President, Chief Executive Officer and              March 27, 1997
---------------------------------           a Director (Principal Executive
Mark C. Miller                              Officer)

/s/ JAMES F. POLARK                         Vice President, Finance and Chief                   March 27, 1997
---------------------------------           Financial Officer (Principal Financial
James F. Polark                             and Accounting Officer)

/s/ PATRICK F. GRAHAM                       Director                                            March 27, 1997
---------------------------------
Patrick F. Graham

/s/ JOHN PATIENCE                           Director                                            March 27, 1997
---------------------------------
John Patience

/s/ L. JOHN WILKERSON, PH.D                 Director                                            March 27, 1997
---------------------------------
L. John Wilkerson, Ph.D.

/s/ PETER VARDY                             Director                                            March 27, 1997
---------------------------------
Peter Vardy

                                 EXHIBIT INDEX

                                                                                                         FILED WITH
 EXHIBIT                                                                                                 ELECTRONIC
 NUMBER                                           DESCRIPTION                                            SUBMISSION
---------  ------------------------------------------------------------------------------------------  ---------------

 3.1*      Amended and Restated Certificate of Incorporation

 3.2*      Amended and Restated By-Laws

 4.1*      Specimen certificate for shares of the Registrant's Common Stock, par value $.01 per share

 4.2*      Form of Common Stock Purchase Warrant in connection with July 1995 line of credit

 4.3*      Form of Common Stock Purchase Warrant in connection with May 1996 short-term loan

 4.4*      Amended and Restated Registration Agreement dated October 19, 1994 between the Registrant and certain of its stockholders, and related First Amendment dated September 30, 1995 and
           Second Amendment dated July 1, 1996

10.1*+     Amended and Restated Incentive Compensation Plan

10.2*+     Directors Stock Option Plan

10.3*      Loan and Security Agreement dated October 31, 1995 between the Registrant and Silicon
           Valley Bank, and related Amendments dated March 12, 1996 and June 4, 1996

10.4*      Guaranty Agreement dated June 1, 1992 among the Registrant, Fleet National Bank, as
           Trustee, and Rhode Island Industrial-Recreational Building Authority, and related
           Regulatory Agreement dated June 1, 1992 between the Registrant and the Rhode Island
           Industrial-Recreational Building Authority

10.5*      Radio-Frequency Heating Technology Licensing Agreement dated November 10, 1995 between the
           Registrant and IIT Research Institute

10.6*      Alliance Agreement dated October 12, 1993 between the Registrant and Baxter Healthcare
           Corporation and related First Amendment dated August 1, 1996

10.7*      Agreement dated May 6, 1994 between the Registrant and Sage Products, Inc., and related letter agreement dated November 7, 1995

10.8*      Office Lease dated December 26, 1991 between the Registrant and American National Bank and
           Trust Company of Chicago, as Trustee under Trust No. 57661, relating to the Registrant's
           Deerfield, Illinois office space

10.9*      Standard Form Industrial Lease dated October 1, 1991 between the Registrant and General
           American Life Insurance Company, relating to the Registrant's Loma, Linda, California treatment facility

10.10*     Lease dated June 1, 1992 between the Registrant and Rhode Island Industrial Facilities
           Corporation, relating to the Registrant's Woonsocket, Rhode Island treatment facility

10.11*     Lease dated February 25, 1992 between the Registrant and EML Associates, relating to the
           Registrant's San Leandro, California transfer station

10.12*     Master Lease Agreement dated February 11, 1994 between the Registrant and Ziegler Leasing
           Corporation, relating to the machinery and equipment at the Registrant's Yorkville,
           Wisconsin treatment facility

10.13*     Master Lease Agreement dated March 14, 1991 between the Registrant and LINC Venture Lease
           Partners II, L.P., and related Equipment Schedule dated January 1, 1996 relating to the machinery and equipment at the Registrant's West Memphis, Arkansas recycling and research development facility, its San Leandro, California transfer station, and its Morton,
           Washington treatment facility

10.14*     State of Rhode Island and Providence Plantations Consent Agreement dated August 22, 1995 between the Registrant and the Rhode Island Department of Environmental Management

10.15*     Interim Agreement dated June 28, 1996 between the Registrant and a Brazilian company

10.16++    Asset Purchase Agreement dated December 20, 1996 between the Registrant and Waste
           Management, Inc. and various of its subsidiaries

11         Statement re computation of per share earnings                                                         x

21         Subsidiaries                                                                                           x

23.1       Consent of Ernst & Young LLP                                                                           x

27         Financial data schedule for the year ended December 31, 1996                                           x

------------------------

* Incorporated by reference to the exhibit (with the same exhibit number) to the Registrant's Registration Statement on Form S-1, as declared effective on August 22, 1996 (Registration No. 333-05665).

+   Management contract or compensatory plan required to be filed pursuant to
    Item 601 of
    Regulation S-K.

++   Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report
    (Amended) on
    Form 8-K/A, dated December 20, 1996, filed on January 23, 1996.