Form 10-Q
period 1997-03-31
STERICYCLE INC
filed 1997-05-15
CIK 861878

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                          ----------------------


                                FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           --------   ------


                       COMMISSION FILE NUMBER 0-21229
                                              -------

                          ----------------------



                              STERICYCLE, INC.

             (Exact name of Registrant as specified in its charter)


                    DELAWARE                          36-3640402
          (State or  other jurisdiction            (I.R.S. Employer
          of incorporation or organization)     Identification Number)


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
Yes   /X/     No
   -------      -----

     On April 30, 1997, there were 10,007,976 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                 STERICYCLE, INC.

                                INDEX TO FORM 10-Q

Part I.  Financial Information:                                         Page
                                                                        ----
      Item 1.  Condensed Consolidated Financial Statements of
               Stericycle, Inc. and Subsidiaries

               Condensed Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996                        3

               Condensed Consolidated Statements of Operations
               Three months ended March 31, 1997 and 1996                  4

               Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1997 and 1996                  5

               Notes to Condensed Consolidated Financial Statements        6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K                           11

                       STERICYCLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           March 31,   December 31,
                                                                                             1997          1996
                                                                                          (unaudited)
                                                                                          -----------  -------------
                                                                                                (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $  16,130     $  11,950
  Short-term investments................................................................       1,000         5,799
  Accounts receivable, less allowance for doubtful accounts of $184 in 1997 and $178 in
    1996................................................................................       7,865         4,756
  Parts and supplies....................................................................         333           360
  Prepaid expenses......................................................................         194           426
  Other.................................................................................         501           490
                                                                                          -----------  -------------
    Total current assets................................................................      26,023        23,781
                                                                                          -----------  -------------
Property, plant and equipment:
  Land..................................................................................          90            90
  Buildings and improvements............................................................       5,606         5,598
  Machinery and equipment...............................................................      10,275        10,702
  Office equipment and furniture........................................................         485           463
  Construction in progress..............................................................         362           362
                                                                                          -----------  -------------
                                                                                              16,818        17,215
  Less accumulated depreciation.........................................................      (5,698)       (5,208)
                                                                                          -----------  -------------
    Property, plant and equipment, net..................................................      11,120        12,007
                                                                                          -----------  -------------
Other assets:
  Goodwill, less accumulated amortization of $1,007 in 1997 and $807 in 1996............      18,634        18,834
  Other.................................................................................         543           533
                                                                                          -----------  -------------
    Total other assets..................................................................      19,177        19,367
                                                                                          -----------  -------------
Total assets............................................................................   $  56,320     $  55,155
                                                                                          -----------  -------------
                                                                                          -----------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.....................................................   $   2,825     $   3,215
  Accounts payable......................................................................       1,426         1,510
  Accrued liabilities...................................................................       5,749         3,769
  Deferred revenue......................................................................         624           670
                                                                                          -----------  -------------
    Total current liabilities...........................................................      10,624         9,164
                                                                                          -----------  -------------
Long-term debt:
  Industrial development revenue bonds and other........................................       1,879         1,986
  Note payable..........................................................................       2,325         2,605
                                                                                          -----------  -------------
    Total long term debt................................................................       4,204         4,591
                                                                                          -----------  -------------
Other liabilities.......................................................................       1,368         1,386

Shareholders' Equity:
  Common stock (par value $.01 per share, 30,000,000 shares authorized, 10,007,976
    issued and outstanding in 1997, 10,000,264 issued and outstanding in 1996)..........         100           100
  Additional paid-in-capital............................................................      79,413        79,409
  Notes receivable for common stock purchases...........................................      --                (4)
  Accumulated deficit...................................................................     (39,389)      (39,491)
                                                                                          -----------  -------------
    Total shareholders' equity..........................................................      40,124        40,014
                                                                                          -----------  -------------
Total liabilities and shareholders' equity..............................................   $  56,320     $  55,155
                                                                                          -----------  -------------
                                                                                          -----------  -------------

   The accompanying notes are an integral part of these financial statements

                       STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                           For the three months
                                                                                                  ended
                                                                                                March 31,
                                                                                         ------------------------
                                                                                             1997         1996
                                                                                         ------------  ----------
REVENUES...............................................................................  $      9,879  $    5,578
COSTS AND EXPENSES:
Cost of revenues.......................................................................         7,911       4,337
Selling, general and administrative expenses...........................................         1,969       1,505
                                                                                         ------------  ----------
Total costs and expenses...............................................................         9,880       5,842
                                                                                         ------------  ----------
Loss from Operations.................................................................            (1)       (264)

OTHER INCOME (EXPENSE):
Interest income........................................................................           226      --
Interest expense.......................................................................          (123)        (83)
                                                                                         ------------  ----------
Total other income (expense)...........................................................           103         (83)
                                                                                         ------------  ----------
Net income (loss)......................................................................  $        102  $     (347)
                                                                                         ------------  ----------
                                                                                         ------------  ----------
Net income (loss) per common share.....................................................  $       0.01  $    (0.05)
                                                                                         ------------  ----------
                                                                                         ------------  ----------
Weighted average number of common shares outstanding...................................    10,517,105   6,577,287
                                                                                         ------------  ----------
                                                                                         ------------  ----------


The accompanying notes are an integral part of these financial statements.

                     STERICYCLE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                                             For the three months
                                                                                ended March 31,
                                                                             --------------------
                                                                               1997         1996
                                                                               ----         ----
OPERATING ACTIVITIES:
Net income (loss)                                                              $102       ($347)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
  Depreciation and amortization                                                 690         479
Change in operating assets and liabilities:
  Accounts receivable                                                        (3,109)        (81)
  Parts and supplies                                                             27          48
  Prepaid expenses                                                              232         245
  Other assets                                                                  (21)         32
  Accounts payable                                                              (84)       (165)
  Accrued liabilities                                                         1,980          63
  Deferred revenue                                                              (64)          7
                                                                            -------       ------
Net cash (used in) provided by operating activities                           (247)        281
                                                                            -------       ------

INVESTING ACTIVITIES:
Payments for acquisitions                                                        --        (100)
Proceeds from maturity of short-term investments                              4,799          --
Capital expenditures                                                           (163)       (169)
                                                                            -------       ------
Net cash provided by (used in) investing activities                           4,636        (269)
                                                                            -------       ------

FINANCING ACTIVITIES:
Net proceeds from note payable to bank                                           --          94
Repayment of long term debt                                                    (162)        (82)
Principal payments on capital lease obligations                                 (55)        (42)
Principal payments on notes receivable for common stock purchases                 4          --
Proceeds from issuance of common stock                                            4          --
                                                                            -------       ------
Net cash used in financing activities                                          (209)        (30)
                                                                            -------       ------

Net increase (decrease) in cash and cash equivalents                          4,180         (18)
Cash and cash equivalents at beginning of period                             11,950         138
                                                                            -------       ------
Cash and cash equivalents at end of period                                $  16,130      $  120
                                                                            -------       ------
                                                                            -------       ------

Supplementary disclosure of cash flow information:
  Acquisition of machinery and equipment financed with a capital lease        $  --        $364
                                                                            -------       ------
                                                                            -------       ------

The accompanying notes are an integral part of these financial statements.

                   STERICYCLE, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three years ended December 31, 1996. The results of operations for the three-month period ended March 31,1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income (loss) per common share, and to restate all prior periods. Under the new requirements for calculating primary net income (loss) per common share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted net income (loss) per common share for the three-month periods ended March 31, 1997 and 1996 is not expected to be material.

NOTE 3.  ACQUISITIONS

During the quarter ended March 31, 1997, a preliminary adjustment was made to the value of vehicles purchased in connection with the December 1996 acquisition of the major portion of the medical waste business of Waste Management, Inc. Based on current estimates, the December 31, 1996 estimated value of $1,760,000 was reduced to $1,200,000 at March 31, 1997. The related note payable was adjusted accordingly. Management expects to finalize the valuation of the vehicles in the second quarter of 1997.

On May 12, 1997 the Company announced the acquisition of Environmental Control Co., Inc. (ECCO), one of the leading medical waste companies in the New York City market. ECCO's annual revenues are estimated to be $6,500,000. The Company paid $4.2 million in cash; 125,000 shares of stock, assumed debt on vehicles and issued a 10-year promissory note for the balance of the purchase price.

NOTE 4.  STOCK OPTIONS

During the quarter ended March 31, 1997, options to purchase common stock totaling 252,720 shares were granted to key employees. These options will vest ratably over a 5 year period and have an exercise price of $8.00 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorizes the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.

NOTE 5.  STOCK ISSUANCES

In March 1997, options to purchase 7,712 shares of common stock were exercised at a price of $.53 per share.

NOTE 6.  INCOME TAXES

The Company has generated historical net operating losses for income tax purposes. Any benefit resulting from these net operating losses has been offset by a valuation allowance. As the Company generates future taxable income, it expects to incur alternative minimum taxes and income taxes in states where the Company has no offsetting net operating losses.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUES. Revenues increased $4,301,000, or 77.1%, to $9,879,000 during the three months ended March 31, 1997 from $5,578,000 during the comparable period in 1996 as the Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with core generators. This increase also reflects the inclusion of three months of revenues totaling in excess of $3,000,000 from the Waste Management Inc. ("WMI") acquisition, which was completed in December 1996, and the Doctors Environmental Control, Inc. ("DEC") and Sharps Incinerator of Fort, Inc. ("Sharps") acquisitions, both of which were completed in May 1996.

COST OF REVENUES. Cost of revenues increased $3,574,000, or 82.4%, to $7,911,000 during the three months ended March 31, 1997 from $4,337,000 during the comparable period in 1996. The principal reasons for the increase were higher processing and transportation costs as a result of the WMI, DEC and Sharps acquisitions and start-up expenses related to the Company's expansion into new geographic areas where the Company primarily serves alternate care generators. Cost of revenues as a percentage of revenues increased to 80.1% during the three months ended March 31, 1997 from 77.8% during the comparable period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,969,000 for the three months ended March 31, 1997 as compared to $1,505,000 for the comparable period in 1996. Selling, general and administrative expenses as a percentage of revenues decreased to 19.9% during the three months ended March 31, 1997 from 27.0% during the comparable period in 1996 primarily due to the improved use of existing resources to support the WMI business acquired in December 1996.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense increased to
$123,000 during the three months ended March 31, 1997 from $83,000 during the comparable period in 1996. This increase was primarily attributable to notes payable issued in connection with the December 1996 WMI acquisition. Interest income increased to $226,000 during the three months ended March 31, 1997 primarily due to the investment of the proceeds from the Company's initial public offering (IPO) in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been financed principally through the sale of stock to investors. Prior to the Company's initial public offering ("IPO"), purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, ongoing operating losses and working capital requirements. The Company's IPO in August 1996 raised $31,050,000, excluding offering costs, which will be and has been used primarily to fund acquisitions. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, the Company has available through October 31, 1997 a $2,500,000 revolving line of credit secured by accounts receivable and a secured interest in all other assets of the Company.

At March 31, 1997, the Company's working capital was $15,399,000 compared to $14,617,000 at March 31, 1996.

Capital expenditures were $163,000 for the three month period ended March 31, 1997, compared to $169,000 for the same period in 1996. The Company did not open any new treatment facilities during 1996 or 1997. The Company may decide to build additional treatment facilities or to increase capacity in its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot be determined currently as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company currently believes that its cash, cash equivalents and short-term investments and cash flow from operations will fund its capital requirements through 1997.

Net cash used in operations was $247,000 for the three months ended March 31, 1997. Net cash provided by operations was $281,000 for the comparable period in 1996. The increased cash usage primarily reflects an increase in accounts receivable due to the integration of customers acquired in the December 1996 WMI acquisition.

Net cash provided from investing activities was $4,636,000 for the three months ended March 31,1997. Net cash used in investing activities was $269,000 for the comparable period in 1996. The difference is primarily attributable to the maturity of temporary investments of the Company's IPO proceeds.

Net cash used in financing activities increased to $209,000 during the three months ended March 31, 1997 from $30,000 for the comparable period in 1996. The increase is primarily due to the repayment of long-term debt associated with 1996 acquisitions.

FROM TIME TO TIME THE COMPANY MAY ISSUE FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS.

THE COMPANY NOTES THAT A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDE DIFFICULTIES AND DELAYS IN COMPLETING AND INTEGRATING BUSINESS ACQUISITIONS; DELAYS AND DIVERSION OF ATTENTION RELATING TO PERMITTING AND OTHER REGULATORY COMPLIANCE; DIFFICULTIES AND DELAYS RELATING TO MARKETING AND SALES ACTIVITIES; AND GENERAL UNCERTAINTIES ACCOMPANYING THE EXPANSION INTO NEW GEOGRAPHIC SERVICE AREAS.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

             11  Statement Re:  Computation of Per Share Earnings

             27  Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

    During the quarter ended March 31, 1997, the Company filed the following reports under Item 5 of Form 8-K in connection with its acquisition in December 1996 of the major portion of the regulated medical waste business of Waste Management, Inc.:

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


                                    Stericycle, Inc.

Date:  May 12, 1997
                                    By: /s/ James F. Polark
                                        --------------------------
                                    James F. Polark
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)