Form 10-Q
period 1997-06-30
STERICYCLE INC
filed 1997-08-14
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

/ /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-21229

                        ----------------------------------


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

     As of July 31, 1997, there were 10,368,619 shares of the Registrant's Common Stock outstanding.

                        STERICYCLE, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

                                                                            Page

PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements of Stericycle Inc.
           and Subsidiaries

          Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996. . . . . . . . . . . . . .      3

          Condensed Consolidated Statements of Operations
          Three months ended June 30, 1997 and 1996
          Six months ended June 30, 1997 and 1996. . . . . . . . . . . .      4

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1997 and 1996. . . . . . . . . . . .      5

          Notes to Condensed Consolidated Financial Statements . . . . .      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .      8

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     12

                                STERICYCLE, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,
                                                           1997       DECEMBER 31,
                                                        (UNAUDITED)      1996
                                                        -----------   ----------
                                                             (IN THOUSANDS)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                $8,785      $11,950
   Short-term investments                                    2,335        5,799
   Accounts receivable, less allowance for doubtful
     accounts of $222 in 1997 and $178 in 1996              10,260        4,756
   Parts and supplies                                          234          360
   Prepaid expenses                                            328          426
   Other                                                       547          490
                                                        -----------   ----------
     Total current assets                                   22,489       23,781
                                                        -----------   ----------
Property, plant and equipment:
   Land                                                         90           90
   Buildings and improvements                                5,607        5,598
   Machinery and equipment                                  10,810       10,702
   Office equipment and furniture                              612          463
   Construction in progress                                    598          362
                                                        -----------   ----------
                                                            17,717       17,215
   Less accumulated depreciation                            (6,196)      (5,208)
                                                        -----------   ----------
     Property, plant and equipment, net                     11,521       12,007
                                                        -----------   ----------
Other assets:
   Goodwill, less accumulated amortization of $1,247
     in 1997 and $807 in 1996                               27,324       18,834
   Other                                                       515          533
                                                        -----------   ----------
     Total other assets                                     27,839       19,367
                                                        -----------   ----------
Total assets                                               $61,849      $55,155
                                                        -----------   ----------
                                                        -----------   ----------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt                        $2,649       $3,215
   Accounts payable                                          1,846        1,510
   Accrued liabilities                                       7,248        3,769
   Deferred revenue                                            586          670
                                                        -----------   ----------
     Total current liabilities                              12,329        9,164
                                                        -----------   ----------
Long-term debt:
   Industrial development revenue bonds and other            1,647        1,986
   Notes payable                                             3,867        2,605
                                                        -----------   ----------
     Total long term debt                                    5,514        4,591
Other liabilities                                            1,324        1,386

Shareholders' Equity:
   Common stock (par value $.01 per share, 30,000,000
     shares authorized, 10,313,230 issued and outstanding
     in 1997, 10,000,264 issued and outstanding in 1996)       103          100
   Additional paid-in capital                               81,788       79,405
   Accumulated deficit                                     (39,209)     (39,491)
                                                        -----------   ----------
     Total shareholders' equity                             42,682       40,014
                                                        -----------   ----------
Total liabilities and shareholders' equity                 $61,849      $55,155
                                                        -----------   ----------
                                                        -----------   ----------

     The accompanying notes are an integral part of these financial statements.


                       STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)


                                                              For the three months ended                  For the six months ended
                                                                       June 30,                                    June 30,
                                                              --------------------------                  -------------------------
                                                               1997                1996                    1997                1996
                                                              ------              ------                  ------              ------
Revenues                                                     $10,937             $6,039                  $20,816             $11,616
Costs and expenses:
   Cost of revenues                                            8,195              4,852                  16,106               9,189
   Selling, general and administrative                         2,636              1,811                   4,603               3,315
                                                          ----------          ---------              ----------           ---------
      Total costs and expenses                                10,831              6,663                  20,709              12,504
                                                          ----------          ---------              ----------           ---------
Income (loss) from operations                                    106               (624)                    107                (888)
Other income (expense)
   Interest income                                               171                -                       398                 -
   Interest expense                                              (92)              (123)                   (216)               (206)
                                                          ----------          ---------              ----------           ---------
      Total other income (expense)                                79               (123)                    182                (206)
                                                          ----------          ---------              ----------           ---------
Income (loss) before income taxes                                185               (747)                    289              (1,094)
Income tax expense                                                 5                -                         7                 -
                                                          ----------          ---------              ----------           ---------
Net income (loss)                                               $180              ($747)                   $282             ($1,094)
                                                          ----------          ---------              ----------           ---------
                                                          ----------          ---------              ----------           ---------
Net income (loss) per common share                             $0.02             ($0.10)                  $0.03              ($0.16)
                                                          ----------          ---------              ----------           ---------
                                                          ----------          ---------              ----------           ---------
Weighted average number of common
   shares outstanding                                     10,590,769          7,417,107              10,554,140           6,997,197
                                                          ----------          ---------              ----------           ---------
                                                          ----------          ---------              ----------           ---------

     The accompanying notes are an integral part of these financial statements.


                           STERICYCLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
OPERATING ACTIVITIES:
Net income (loss)                                       $   282       $(1,094)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization                          1,426           976
Change in operating assets and liabilities, net
 of effect of acquisitions:
   Accounts receivable                                   (4,293)         (319)
   Parts and supplies                                       126            47
   Prepaid expenses                                          98           (49)
   Other assets                                              35             6
   Accounts payable                                           -          (430)
   Accrued liabilities                                    2,092           600
   Deferred revenue                                        (146)          (12)
                                                        -------        ------
Net cash used in operating activities                      (380)         (275)
                                                        -------        ------

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired          (4,583)       (1,068)
Proceeds from maturity of short-term investments          5,799             -
Purchases of short-term investments                      (2,335)            -
Capital expenditures                                       (702)         (235)
                                                        -------        ------
Net cash used in investing activities                    (1,821)       (1,303)
                                                        -------        ------
FINANCING ACTIVITIES:
Net proceeds from note payable to bank                        -           490
Repayment of long term debt                                (838)         (264)
Principal payments on capital lease obligations            (150)         (177)
Principal payments on notes receivable for common
 stock purchases                                              4             -
Proceeds from bridge loan                                     -         1,000
Proceeds from issuance of common stock                       20           431
                                                        -------        ------
Net cash (used in) provided by financing activities        (964)        1,480
                                                        -------        ------

Net decrease in cash and cash equivalents                (3,165)          (98)
Cash and cash equivalents at beginning of period         11,950           138
                                                        -------        ------
Cash and cash equivalents at end of period               $8,785           $40
                                                        -------        ------
                                                        -------        ------

Supplementary disclosure of cash flow information:
   Acquisition of machinery and equipment
    financed with a capital lease                       $     -        $  364
                                                        -------        ------
                                                        -------        ------

     The accompanying notes are an integral part of these financial statements.


                           STERICYCLE, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes that the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three years ended December 31, 1996. The results of operations for the six months period ended June 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.

NOTE 2.   NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income (loss) per common share, and to restate all prior periods. Under the new requirements for calculating primary net income (loss) per common share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted net income (loss) per common share for the six-month periods ended June 30, 1997 and 1996 is not expected to be material.

NOTE 3.   ACQUISITIONS

     In May 1997, the Company announced the acquisition of Environmental Control Co., Inc. ("ECCO"), one of the leading medical waste companies in the New York City market. The Company paid $4.2 million in cash, issued 125,000 shares of stock, assumed debt on vehicles and issued a 10-year promissory note for the balance of the purchase price. The ECCO purchase price is subject to downward adjustments to reflect uncollectible acquired accounts receivable, additional outstanding obligations not reflected in the purchase price at closing, and the extent to which ECCO's revenues during the one-year period following closing are less than a specified amount. The transaction was accounted for using the purchase method of accounting. The results of operations of the acquired business are included in the condensed consolidated statements of operations from the date of acquisition.

     During the quarter ended June 30, 1997, adjustments were made to the value of vehicles purchased and the purchase price in connection with the December 1996 acquisition of the major portion of the medical waste business of Waste Management, Inc ("WMI"). The purchase price was decreased by $756,000 as specified in the agreement, and the goodwill and note payable were adjusted accordingly. The Company finalized its estimate of the value of vehicles purchased and reduced its March 31, 1997 estimate of $1,200,000 to $899,000. The related note payable was adjusted accordingly.

     In June 1997, the Company purchased the customer list and certain other assets of the WMI's regulated medical waste business in Wisconsin ("WMX-WI"). In July 1997, the Company announced the purchase of the customer lists and certain other assets of the regulated medical waste business of Regional Carting, Inc. and Rumpke Container Service, Inc., in New Jersey and Ohio, respectively. Combined annual revenues are estimated to be $2,300,000 for these three companies. The purchase price for these three acquisitions was comprised of a combination of cash, promissory notes and shares of common stock of the Company.

NOTE 4.   STOCK OPTIONS

     During the quarter ended June 30, 1997, options to purchase common stock totaling 100,500 shares were granted to key employees. These options will vest ratably over a five year period and have an exercise price of $8.00 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorized the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.

NOTE 5.   STOCK ISSUANCES

     During the quarter ended June 30, 1997, options to purchase 30,254 shares of common stock were exercised at a price of $0.53 per share, and the Company issued 275,000 shares of common stock in connection with certain acquisitions.

NOTE 6.   INCOME TAXES

     The Company has generated historical net operating losses for income tax purposes. Any benefit resulting from these net operating losses has been offset by a valuation allowance. As the Company generates future taxable income, it expects to incur alternative minimum taxes and income taxes in states where the Company has no offsetting net operating losses.

                         PART I -- FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company provides regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services to its customers, together with related training and education programs and consulting services. The Company also sells ancillary supplies and in selected geographic service areas transports pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     REVENUES. Revenues increased $4,898,000, or 81.1%, to $10,937,000 during the three months ended June 30, 1997 from $6,039,000 during the comparable period in 1996 as the Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with core generators. This increase also reflects the inclusion of approximately $4.6 million in revenues from the Environmental Control Company, Inc. ("ECCO") acquisition, which was completed in May 1997, the acquisition of the major portion of the regulated medical waste business of Waste Management, Inc. ("WMI"), which was completed in December 1996, and the acquisition of WMI's regulated medical waste management business in Wisconsin ("WMI-WI"), which was completed in June 1997.

     COST OF REVENUES. Cost of revenues increased $3,343,000, or 68.9%, to $8,195,000 during the three months ended June 30, 1997 from $4,852,000 during the comparable period in 1996. The principal reasons for the increase was the higher processing and transportation costs as a result of the ECCO, WMI and WMI-WI acquisitions. Cost of revenues as a percentage of revenues decreased to 74.9% during the three months ended June 30, 1997 from 80.3% during the comparable period in 1996 due to further integration of the new acquisitions and productivity improvements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2,636,000 for the three months ended June 30, 1997 as compared to $1,811,000 for the comparable period in 1996 due to the WMI and ECCO acquisitions and the continued strengthening of the Company's sales and administrative organizations. Selling, general and administrative expenses as a percentage of revenues decreased to 24.1% during the three months ended June 30, 1997 from 30.0% during the comparable period in 1996 primarily due to the improved use of existing resources to support the WMI acquisition.

     INTEREST EXPENSE AND INTEREST INCOME.   Interest expense decreased to
$92,000
during the three months ended June 30, 1997 from $123,000 during the comparable period in 1996 primarily due to the adjustment in the note payable associated with the WMI acquisition and lower loan balances outstanding and
lower interest rates.   Interest income increased to $171,000 during the
three months ended June 30, 1997 primarily due to the investment of the proceeds from the Company's initial public offering ("IPO") in August 1996.

     INCOME TAX EXPENSE. The effective tax rate of 2.7% for the three months ended June 30, 1997 reflects the utilization of the Company's net operating losses for income tax purposes, offset by alternative minimum taxes, and state income taxes in states where the Company has no offsetting net operating losses.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     REVENUES. Revenues increased $9,200,000, or 79.2%, to $20,816,000 during the six months ended June 30, 1997 from $11,616,000 during the comparable period in 1996 as the Company continued to focus on sales to higher-margin alternate care generators. This increase also reflects $8.7 million of revenues from the inclusion of the WMI, ECCO and WMI-WI acquisitions and two smaller acquisitions completed in May 1996.

     COST OF REVENUES. Cost of revenues increased $6,917,000, or 75.3%, to $16,106,000 during the six months ended June 30, 1997 from $9,189,000 during the comparable period in 1996. The principal reasons for the increase were higher processing and transportation costs as a result of the WMI and ECCO acquisitions. Cost of revenues as a percentage of revenues decreased to 77.4% during the six months ended June 30, 1997 from 79.1% during the comparable period in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased to $4,603,000 for the six months ended June 30, 1997 as compared to $3,315,000 for the comparable period in 1996. Selling, general and administrative expenses as a percentage of revenues decreased to 22.1% during the six months ended June 30, 1997 from 28.5% during the comparable period in 1996, primarily due to the improved use of existing resources to support the WMI acquisition.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $216,000 during the six months ended June 30, 1997 from $206,000 during the comparable period in 1996. This increase was primarily attributable to notes payable issued in connection with the WMI and ECCO acquisitions. Interest income increased to $398,000 during the six months ended June 30, 1997 from a negligible amount during the comparable period in 1996, primarily due to the investment of the proceeds from the Company's IPO in August 1996.

     INCOME TAX EXPENSE. The effective tax rate of 2.4% for the six months ended June 30, 1997 reflects the utilization of the Company's net operating losses for income tax purposes, offset by alternative minimum taxes, and state income taxes in states where the Company has no offsetting net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been financed principally through the sale of stock to investors. Prior to the Company's IPO, purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, ongoing operating losses and working capital requirements. The Company's IPO in August 1996 raised $31,050,000, excluding offering costs, which has been used primarily to fund acquisitions. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, the Company has available through October 31, 1997 a $2,500,000 revolving line of credit secured by accounts receivable and a secured interest in all other assets of the Company.

     At June 30, 1997, the Company's working capital was $10,160,000 compared to a working capital deficiency of $(3,032,000) at June 30, 1996. The improvement is primarily due to higher cash balances and receivables partially offset by higher accrued liabilities as compared to the prior year.

     Capital expenditures were $702,000 for the six months ended June 30, 1997, compared to $235,000 for the same period in 1996. The Company did not open any new treatment facilities during 1996 or 1997. The Company may decide to build additional treatment facilities or to increase capacity in its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot currently be determined as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company currently believes that its cash, cash equivalents and short-term investments and cash flow from operations will fund its working capital and capital expenditure requirements through 1997.

     Net cash used in operations increased to $380,000 during the six months ended June 30, 1997 from $275,000 for the comparable period in 1996. The increased cash usage primarily reflects an increase in accounts receivable due to the integration of customers acquired in the WMI and ECCO acquisitions, offset by the Company's improved profitability.

     Net cash used in investing activities increased to $1,821,000 for the six months ended June 30, 1997 from $1,303,000 for the comparable period in 1996. The increase is primarily attributable to the ECCO acquisition, which has been offset by a net reduction in short-term investments.

     Net cash used in financing activities was $964,000 during the six months ended June 30, 1997. Net cash provided by financing activities was $1,480,000 for the comparable period in 1996. In 1996, the Company generated proceeds from borrowings on the Company's revolving line of credit, a bridge loan from certain shareholders, directors and officers, and the exercise of stock options. In 1997, the Company paid off $661,000 of notes payable assumed in the ECCO acquisition.

     FROM TIME TO TIME THE COMPANY ISSUES FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISTION ACTIVITIES AND SIMILAR MATTERS.

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

                          PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed with this Report:

     11   Statement Re: Computation of Per Share Earnings

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     Pursuant to Item 2 of Form 8-K, on June 5, 1997, the Company filed a Current Report on Form 8-K, dated May 21, 1997, in connection with its acquisition of all of the outstanding stock of Environmental Control Company, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  August 14, 1997

                                    STERICYCLE, INC.


                                    By: /s/ Frank J.M. ten Brink
                                       ----------------------------
                                        Frank J.M. ten Brink
                                        Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)