Form 10-Q
period 1997-09-30
STERICYCLE INC
filed 1997-11-14
CIK 861878

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                   ----------------------------------------------


                                      FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[    ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

                            Commission file number 0-21229

                   ----------------------------------------------


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

    Indicate by check mark whether the Registrant (1) has filed all reports by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   [ x ] Yes   [   ] No

    As of October 31, 1997, there were 10,397,272 shares of the Registrant's Common Stock outstanding.

                          STERICYCLE, INC. AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q


                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Stericycle, Inc. and Subsidiaries

              Condensed Consolidated Balance Sheets
              September 30, 1997 and December 31, 1996........................1

              Condensed Consolidated Statements of Operations
              Three months ended September 30, 1997 and 1996
              Nine months ended September 30, 1997 and 1996...................2

              Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1997 and 1996...................3

              Notes to Condensed Consolidated Financial Statements............4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................12

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,
                                                         1997          DECEMBER 31,
                                                      (UNAUDITED)         1996
                                                      -------------   -------------
                                                             (IN THOUSANDS)
                           ASSETS
Current assets:
    Cash and cash equivalents                           $ 7,981         $11,950
    Short-term investments                                2,335           5,799
    Accounts receivable, less allowance for doubtful
         accounts of $236 in 1997 and $178 in 1996       10,698           4,756
    Parts and supplies                                      469             360
    Prepaid expenses                                        114             426
    Other                                                   613             490
                                                        -------         -------
         Total current assets                            22,210          23,781
                                                        -------         -------

Property, plant and equipment:
    Land                                                     90              90
    Buildings and improvements                            5,619           5,598
    Machinery and equipment                              11,185          10,702
    Office equipment and furniture                          686             463
    Construction in progress                                747             362
                                                        -------         -------
                                                         18,327          17,215
    Less accumulated depreciation                        (6,754)         (5,208)
                                                        -------         -------
         Property, plant and equipment, net              11,573          12,007
                                                        -------         -------

Other assets:
    Goodwill, less accumulated amortization of $1,752
         in 1997 and $807 in 1996                        28,533          18,834
    Other                                                   743             533
                                                        -------         -------
         Total other assets                              29,276          19,367
                                                        -------         -------
Total assets                                            $63,059         $55,155
                                                        -------         -------
                                                        -------         -------


                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long term debt                   $ 2,907         $ 3,215
    Accounts payable                                      1,681           1,510
    Accrued liabilities                                   7,573           3,769
    Deferred revenue                                        551             670
                                                        -------         -------
         Total current liabilities                       12,712           9,164
                                                        -------         -------

Long-term debt:
    Industrial development revenue bonds and other        1,591           1,986
    Note payable                                          3,867           2,605
                                                        -------         -------
         Total long term debt                             5,458           4,591
Other liabilities                                         1,228           1,386

Shareholders' Equity:
    Common stock (par value $.01 per share, 30,000,000
         shares authorized, 10,386,051 issued and
         outstanding in 1997, 10,000,264 issued and
         outstanding in 1996)                               104            100
    Additional paid-in capital                           82,237         79,405
    Accumulated deficit                                 (38,680)       (39,491)
                                                        -------         -------
         Total shareholders' equity                      43,661         40,014
                                                        -------         -------
Total liabilities and shareholders' equity              $63,059        $55,155
                                                        -------         -------
                                                        -------         -------

     The accompanying notes are an integral part of these financial statements

                     STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               (UNAUDITED)


                                  For the three months ended    For the nine months ended
                                        September 30,                  September 30,
                                   ----------       ---------   ----------       ---------
                                      1997             1996        1997             1996
                                   ----------       ---------   ----------       ---------
Revenues                             $12,659          $6,313     $33,475           $17,930

Costs and expenses:
  Cost of revenues                     9,007           5,011      25,113            14,200
  Selling, general & administrative    3,122           1,802       7,725             5,118
                                   ----------       ---------   ----------       ---------
    Total costs and expenses          12,129           6,813      32,838            19,318
                                   ----------       ---------   ----------       ---------
Income (loss) from Operations            530            (500)        637            (1,388)

Other income (expense)
   Interest income                       131             116         528               116
   Interest expense                     (121)           (102)       (336)             (308)
                                   ----------       ---------   ----------       ---------
      Total other income (expense)        10              14         192              (192)
                                   ----------       ---------   ----------       ---------
Income (loss) before income taxes        540            (486)        829            (1,580)

Income tax expense                        11               0          18                 0
                                   ----------       ---------   ----------       ---------
Net income (loss)                       $529           ($486)      $ 811           ($1,580)
                                   ----------       ---------   ----------       ---------
                                   ----------       ---------   ----------       ---------
Net income (loss) per common share   $  0.05          ($0.06)      $0.08            ($0.21)
                                   ----------       ---------   ----------       ---------
                                   ----------       ---------   ----------       ---------
Weighted average number of
  common shares outstanding
  and equivalents                 10,839,436       8,202,555   10,480,182        7,401,916
                                   ----------       ---------   ----------       ---------
                                   ----------       ---------   ----------       ---------

    The accompanying notes are an integral part of these financial statements.

                  STERICYCLE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                                                 FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                             ---------------------------
                                                                                 1997          1996
                                                                             -------------  -------------
                                                                                    (in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                                 $  811      $  (1,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                    2,489          1,500
Change in operating assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                             (4,315)          (432)
  Parts and supplies                                                                (109)            46
  Prepaid expenses                                                                   246            132
  Other assets                                                                        35              7
  Accounts payable                                                                  (546)          (828)
  Accrued liabilities                                                              2,106            623
  Deferred revenue                                                                  (181)            47
                                                                             -------------  -------------
Net cash provided by (used in) operating activities                                  536           (485)
                                                                             -------------  -------------
INVESTING ACTIVITIES:
Payments for acquisitions and joint ventures, net of cash acquired                (5,704)        (1,068)
Proceeds from maturity of short-term investments                                   5,799            -
Purchases of short-term investments                                               (2,335)           -
Capital expenditures                                                              (1,124)          (626)
                                                                             -------------  -------------
Net cash used in investing activities                                             (3,364)        (1,694)
                                                                             -------------  -------------
FINANCING ACTIVITIES:
Net payment of note payable to bank                                                  -             (858)
Repayment of long term debt                                                         (936)        (2,088)
Principal payments on capital lease obligations                                     (246)          (227)
Principal payments on notes receivable for common stock purchases                      4            -
Proceeds from bridge loan                                                            -            1,000
Proceeds from issuance of common stock                                                37         28,479
                                                                             -------------  -------------
Net cash (used in) provided by financing activities                               (1,141)        26,306
                                                                             -------------  -------------
Net (decrease) increase in cash and cash equivalents                              (3,969)        24,127
Cash and cash equivalents at beginning of period                                  11,950            138
                                                                             -------------  -------------
Cash and cash equivalents at end of period                                         7,981         24,265
                                                                             -------------  -------------
                                                                             -------------  -------------
Supplementary disclosure of cash flow information:
  Acquisition of machinery and equipment financed with a capital lease            $  -           $  364
                                                                             -------------  -------------
                                                                             -------------  -------------
  Issuance of common stock in payment of Safeway note                             $  -         $  1,488
                                                                             -------------  -------------
                                                                             -------------  -------------

   The accompanying notes are an integral part of these financial staements

                          STERICYCLE, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes that the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three years ended December 31, 1996, as filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.

NOTE 2.   NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income (loss) per common share, and to restate all prior periods. Under the new requirements for calculating basic net income (loss) per common share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted net income (loss) per common share for the nine-month periods ended September 30, 1997 and 1996 is not expected to be material.

NOTE 3.   ACQUISITIONS

     In May 1997, the Company announced the acquisition of Environmental Control Co., Inc. ("ECCO"), one of the leading medical waste companies in the New York City market. The Company paid $4,200,000 in cash; issued 125,000 shares of stock, assumed debt on vehicles and issued a $2,300,000 10-year promissory note for the balance of the purchase price. The ECCO purchase price is subject to downward adjustments to reflect uncollectible acquired accounts receivable, additional outstanding obligations not reflected in the purchase price at closing, and the extent to which ECCO's revenues during the one-year period following closing are less than a specified amount.

     During the quarter ended June 30, 1997, adjustments were made to the value of the vehicles purchased and the purchase price in connection with the December 1996 acquisition of the major portion of the medical waste business of Waste Management, Inc. ("WMI"). The purchase price was decreased by $756,000 as specified in the agreement, and the goodwill and note payable were adjusted accordingly. The Company finalized its estimate of the value of vehicles purchased and reduced its March 31, 1997 estimate of $1,200,000 to $899,000. The related note payable was adjusted accordingly.

     In June 1997, the Company purchased the customer list and certain other assets of WMI's regulated medical waste business in Wisconsin ("WMI-WI"). In July 1997, the Company announced the purchase of the customer lists and certain other assets of the regulated medical waste businesses of Regional Carting, Inc. and Rumpke Container Service, Inc. in New Jersey and Ohio, respectively. Combined annual revenues are estimated to be $2,300,000 for these three companies. The purchase price for these three acquisitions was comprised of a combination of cash, promissory notes and shares of common stock of the Company.

     These acquisition transactions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses are included in the condensed consolidated statements of operations from the dates of acquisition.

NOTE 4.  STOCK OPTIONS

     During the quarter ended September 30, 1997, options to purchase common stock totaling 18,284 shares were granted to key employees. These options will vest ratably over a five-year period and have an average exercise price of approximately $8.28 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorized the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.

NOTE 5.  STOCK ISSUANCE

     During the quarter ended September 30, 1997, options to purchase 17,432 shares of common stock were exercised at prices of $0.53-$1.99 per share, and the Company issued 55,389 shares of common stock in connection with certain acquisitions.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES.  Revenues increased $6,346,000, or 100.5%, to $12,659,000 during the three months ended September 30, 1997 from $6,313,000 during the comparable period in 1996 as the Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with core generators. This increase also reflects the inclusion of approximately $6,300,000 in revenues from the Environmental Control Company, Inc. ("ECCO") acquisition, which was completed in May 1997, the acquisition of the major portion of the regulated medical waste business of Waste Management, Inc. ("WMI"), which was completed in December 1996, the acquisition of WMI's regulated medical business in Wisconsin ("WMI-WI"), which was completed in June 1997, and the acquisition of the regulated medical waste business of Regional Carting, Inc. ("Regional") and Rumpke Container Service, Inc. ("Rumpke") in New Jersey and Ohio, respectively, which were completed in July 1997.

     COST OF REVENUES. Cost of revenues increased $3,996,000, or 79.7%, to $9,007,000 during the three months ended September 30, 1997 from $5,011,000 during the comparable period in 1996. The principal reason for the increase was higher processing and transportation costs as a result of the ECCO, WMI, WMI-WI, Regional and Rumpke acquisitions. Cost of revenues as a percentage of revenues decreased to 71.2% during the three months ended September 30, 1997 from 79.4% during the comparable period in 1996 due to further integration of the new acquisitions into the existing transportation infrastructure, leveraging existing treatment capacity and general productivity improvements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3,122,000 for the three months ended September 30, 1997 as compared to $1,802,000 for the comparable period in 1996 due to the WMI and ECCO acquisitions and the continued strengthening of the Company's sales and administrative organizations. Selling, general and administrative expenses as a percentage of revenues decreased to 24.7% during the three months ended September 30, 1997 from 28.5% during the comparable period in 1996 primarily due to the improved use of existing resources to support growth and acquisitions.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $121,000 during the three months ended September 30, 1997 from $102,000 during the comparable period in 1996 primarily due to higher loan balances outstanding. Interest income increased to $131,000 during the three months ended September 30, 1997 primarily due to the investment of higher cash balances versus the prior year.

     INCOME TAX EXPENSE. The effective tax rate of 2.0% for the three months ended September 30, 1997 reflects the utilization of the Company's net operating losses for income tax purposes, offset by alternative minimum taxes, and state income taxes in states where the company has no offsetting net operating losses.

     NET INCOME. Net income for the three months ended September 30, 1997 was a record $529,000, or $0.05 per share, compared to a net loss of $486,000 or ($0.06) per share during the comparable period in 1996. The increase in sales and lower relative costs all contributed to the improved results.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES.  Revenues increased $15,545,000, or 86.7%, to $33,475,000 during the nine months ended September 30, 1997 from $17,930,000 during the comparable period in 1996 as the Company continued to focus on sales to higher-margin alternate care generators. This increase also reflects $15,060,000 of revenues from the inclusion of the WMI, ECCO, WMI-WI, Regional and Rumpke acquisitions and two smaller acquisitions completed in May 1996.

     COST OF REVENUES. Cost of revenues increased $10,913,000, or 76.9%, to $25,113,000 during the nine months ended September 30, 1997 from $14,200,000 during the comparable period in 1996. The principal reason for the increase was higher processing and transportation costs as a result of the acquisitions. Cost of revenues as a percentage of revenues decreased to 75.0% during the nine months ended September 30, 1997 from 79.2% during the comparable period in 1996 primarily due to the improved use of existing resources to support growth and acquisitions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $7,725,000 for the nine months ended September 30, 1997 as compared to $5,118,000 for the comparable period in 1996. Selling, general and administrative expenses as a percentage of revenues decreased to 23.1% during the nine months ended September 30, 1997 from 28.5% during the comparable period in 1996 primarily due to the improved use of existing resources to support acquisitions.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $336,000 during the nine months ended September 30, 1997 from $308,000 during the comparable period in 1996. This increase was primarily attributable to notes payable issued in connection with the WMI and ECCO acquisitions. Interest income increased to $528,000 during the nine months ended September 30, 1997 from $116,000 during the comparable period in 1996, primarily due to the investment of higher cash balances.

     INCOME TAX EXPENSE. The effective tax rate of 2.2% for the nine months ended September 30, 1997 reflects the utilization of the Company's net operating losses for income tax purposes, offset by alternative minimum taxes, and state income taxes in states where the Company has no offsetting net operating losses.

     NET INCOME. Net income for the nine months ended September 30, 1997 was $811,000, or $0.08 per share, compared to a net loss of $1,580,000, or ($0.21) per share, during the comparable period in 1996. The increase in sales and lower relative costs all contributed to the improved results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been financed principally through the sale of stock to investors. Prior to the Company's initial public offering ("IPO"), purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, ongoing operating losses and working capital requirements. The Company's IPO in August 1996 raised $31,050,000, excluding offering costs, which has been used primarily to fund acquisitions. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, the Company has available through December 31, 1997 a $2,500,000 revolving line of credit secured by accounts receivable and a secured interest in all other assets of the Company. As of September 30, 1997 the revolving line of credit was not being used.

     At September 30, 1997, the Company's working capital was $9,498,000 compared to working capital of $14,617,000 at December 31, 1996. The reduction is primarily due to the use of cash balances to complete the acquisitions of ECCO, WMI-WI, Regional and Rumpke and higher accrued liabilities, partially offset by higher receivables.

     Total assets increased to $63,059,000 at September 30, 1997 compared to $55,155,000 at December 31, 1996. The increase of $7,904,000 was due primarily to higher receivables and an increase in goodwill resulting from acquisitions, partially offset by lower cash balances and short term investments used to finance the various acquisitions.

     Net cash PROVIDED by operating activities amounted to $536,000 during the nine months ended September 30, 1997 compared to cash USED in operating activities of $485,000 for the comparable period in 1996. The improvement in cash flow provided by operating activities primarily reflects higher earnings and depreciation and amortization partially offset by an increase in working capital due to the integration of customers acquired in the WMI, ECCO and other smaller acquisitions.

     Capital expenditures were $1,124,000 for the nine months ended September 30, 1997, compared to $626,000 for the same period in 1996. The Company did not open any new treatment facilities during 1996 or 1997. The Company may decide to build additional treatment facilities or to increase capacity in its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot currently be determined as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company currently believes that its cash, cash equivalents and short-term investments and cash flow from operations will fund its working capital and capital expenditure requirements through 1997.

     Acquisitions and joint ventures, net of cash acquired, amounted to $5,704,000 for the nine months ended September 30, 1997 compared to $1,068,000 for the comparable period in 1996. The increase is primarily attributable to the ECCO, WMI-WI, Regional and Rumpke acquisitions.

     Net cash used in financing activities was $1,141,000 during the nine months ended September 30, 1997. Net cash provided by financing activities was $26,306,000 for the comparable period in 1996. In 1996, the Company generated proceeds from the issuance of common stock in the amount of $28,479,000 and a $1,000,000 bridge loan from certain shareholders, directors and officers. In 1997, the Company paid off $936,000 of notes payable primarily related to payoffs on vehicle financing assumed in the ECCO acquisition.

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

ITEM 6.
    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed with this Report:

     11   Statement Re: Computation of Per Share Earnings

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1997.

                                SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:
     November 14, 1997.


                                   STERICYCLE, INC.



                                   By /s/ Frank J.M. ten Brink
                                      -------------------------------
                                   Frank J.M. ten Brink
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)