Form 10-K
period 1997-12-31
STERICYCLE INC
filed 1998-03-30
CIK 861878

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [  ]

     On March 17, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $123,469,035.

     On March 17, 1998, there were 10,481,984 shares of the Registrant's Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998.

                                       PART I

ITEM 1.   BUSINESS

INTRODUCTION

     Stericycle, Inc. (the "Company") is a multi-regional integrated company employing its proprietary technology to provide environmentally-responsible management of regulated medical waste for the health care industry. Because of the Company's health care orientation, proprietary technology and breadth of service, the Company believes that it is in a unique position to meet the fundamental need of the health care industry to manage regulated medical waste in a safe and cost-effective manner and to capitalize on the current consolidation trend in the regulated medical waste management industry. The Company believes that its exclusive focus on regulated medical waste and the experience of its management in the health care industry distinguish the Company from its chief competitors.

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

     The Company's integrated services include regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services, together with related training and education programs, consulting services and product sales, in seven geographic service areas: (i) California and Arizona; (ii) Oregon, Washington, Idaho and British Columbia;
(iii) Illinois, Indiana, Iowa, Minnesota and Wisconsin; (iv) Ohio, Michigan, Kentucky and Tennessee; (v) Texas; (vi) Connecticut, Massachusetts, Maine, New Hampshire, Rhode Island and Vermont; and (vii) Delaware, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia and the District of Columbia. As of December 31, 1997, the Company served approximately 40,000 customers, consisting of two principal types of generators of regulated medical waste. Approximately 50-60% of the Company's 1997 revenues were derived from hospitals, blood banks and pharmaceutical manufacturers ("Core" generators), and the balance of its revenues were derived from long-term and subacute care facilities, outpatient clinics, medical and dental offices, industrial clinics, dialysis centers, laboratories, biotechnology and biomedical companies, veterinary offices, municipal health departments, ambulance, fire and police departments, correctional facilities, schools, park districts and funeral homes ("Alternate Care" generators).

     Regulated medical waste is generally defined as any waste that can cause an infectious disease or that can reasonably be suspected of harboring human pathogenic organisms. Regulated medical waste includes single-use disposable items such as needles, syringes, gloves and laboratory, surgical, emergency room and other supplies which have been in contact with blood or bodily fluids; cultures and stocks of infectious agents; and blood and blood products. An independent study published in 1995 estimated that the size of the regulated medical waste management market in the United States in 1997 was in excess of $1 billion.

     Based upon certain public information and the Company's estimates of its competitors' revenues, the Company believes that it is the second-largest provider of regulated medical waste management services in the United States.

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

     These events raised concerns about the potential transmission of hepatitis B, HIV and other infectious diseases. The Medical Waste Tracking Act of 1988 ("MWTA") was enacted in response to this problem and established a multi-year demonstration program for the proper tracking and treatment of medical waste. Many states have enacted legislation modeled on MWTA's requirements.

     In addition, the Occupational Health and Safety Administration ("OSHA") has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious material that require, among other things, special procedures for the handling and disposal of regulated medical waste and annual training of all personnel who are potentially exposed to blood and other bodily fluids. The Company believes that the scope of these regulations will help to expand the market for the Company's services beyond traditional providers of health care.

     As a consequence of these legislative and regulatory initiatives, the Company believes that health care providers and other generators of regulated medical waste have become increasingly concerned about the handling, treatment and disposal of regulated medical waste. These concerns are reflected by their desire: (i) to reduce on-site handling of regulated medical waste in order to minimize employee contact; (ii) to assure safe transportation of regulated medical waste to treatment sites; (iii) to assure destruction of potentially infectious human pathogens; (iv) to render the treated regulated medical waste non-recognizable in order to reduce liability and to increase disposal options; (v) to minimize the impact of the treatment process on the environment and the volume of solid waste deposited in landfills; and (vi) to participate in recycling programs where possible and when cost-effective.

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

     SHIFT FROM ON-SITE INCINERATION TO OFF-SITE TREATMENT. The Company believes that during the past five years, government clean air regulations have increased both the capital costs required to bring many existing incinerators into compliance with such regulations and the operating costs of continued compliance. As a result, many hospitals have shut down their incinerators. This trend is expected to accelerate in response to regulations which the U.S. Environmental Protection Agency ("EPA") adopted in September 1997 limiting the discharge into the atmosphere of nine pollutants released by hospital waste incineration. The EPA estimates that of the approximately 1,100 small, 690 medium and 460 large hospital medical waste incinerators currently in operation, approximately 93-100% of the small incinerators, 60-95% of the medium incinerators and as many as 35% of the large incinerators will be closed as hospitals seek alternative, less expensive methods of regulated medical waste disposal rather than incur the cost of installing the necessary air pollution control systems to comply with EPA regulations. The Company agrees with the thrust of the EPA's estimates and expects to benefit from this anticipated movement by hospitals to alternative methods of regulated medical waste disposal.

     INDUSTRY CONSOLIDATION. Although the regulated medical waste management industry remains fragmented, the number of competitors is rapidly decreasing as a result of industry consolidation. National attention on regulated medical waste in the late 1980s led to rapid growth in the industry and a highly-fragmented competitive structure. Entrants into the industry included several large municipal waste companies and many independent haulers and incinerator operators. Since 1990, however, government clean air regulations and public concern about the environment have increased the costs and public opposition to both on- and off-site regulated medical waste incineration. As a result, the Company believes that independent haulers and incinerator operators have encountered increasing difficulty competing with integrated companies like the Company, which typically have their own low-cost treatment plants located within the geographic areas that they serve. The Company believes that many of these independent haulers are withdrawing from the regulated medical waste industry. As a result of industry consolidation, the Company believes that it has increasing opportunities to acquire medical waste management businesses.

GROWTH STRATEGY

     The Company is currently the second-largest provider of regulated medical waste management services in the United States. The Company's goals are to accelerate its revenue growth through penetration of existing geographic service areas and expansion into new areas and to increase profits through additional revenues and the more efficient use of its existing infrastructure.

     INCREASED PENETRATION OF EXISTING SERVICE AREAS. All of the Company's treatment facilities are currently operating below capacity. Due to the high fixed costs associated with the collection and treatment of regulated medical waste, the Company's operating margins increase with incremental volume gains. Accordingly, the Company is currently implementing a number of programs to increase customer density, particularly among Alternate Care generators, andto improve penetration of its existing geographic service areas in order to maximize operating efficiencies. The Company focuses its telemarketing and direct sales efforts at securing agreements with new customers among both Core and Alternate Care generators, with a predominant focus on Alternate Care generators. The Company intends to acquire competitors and enter into marketing alliances with various hospitals, health maintenance organizations, medical suppliers and others.

     GEOGRAPHIC EXPANSION. In order to expand its geographic coverage, the Company plans, among other things, to develop additional transfer stations, acquire independent haulers and integrated competitors, expand its telemarketing and direct sales efforts and where appropriate construct new treatment facilities. The Company estimates that its existing transportation and treatment system enables it to serve effectively an area encompassing approximately 60% of the U.S. population. The Company believes that expanding its "hub and spoke" transportation strategy would allow it to maximize the utilization of existing treatment facilities by channeling waste through existing and additional transfer stations. The Company estimates that doing so would enable it to serve effectively an area encompassing approximately 70% of the U.S. population. In order to reach new geographic service areas, the Company is exploring acquiring independent haulers and integrated competitors. The Company believes that expanding telemarketing and direct sales efforts will increase customer density in existing and new geographic service areas. A combination of these factors may lead to the construction of additional treatment and other facilities.

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

      The Company is also investigating expansion into international markets. In 1996, the Company entered into an agreement with a Brazilian company to assist in exploring opportunities for the commercialization of the Company's medical waste management technology in certain territories in South America. In February, 1998, the Company announced the formation of a Mexican joint venture company, Medam S.A. de C.V. ("Medam"), to utilize the Company's ETD technology to treat medical and infectious waste in the Mexico City market. Medam, which was formed with an established Mexican company and an American firm of international consulting engineers, has obtained the appropriate permits to construct a treatment facility with a 100-ton per day capacity. This facility is the largest permitted for construction to date in Mexico and is expected to be completed in 1998.

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

     Prior to 1997, the Company completed nine acquisitions: Therm-Tec Destruction Service of Oregon, Inc. in 1993; Recovery Corporation of Illinois and Safeway Disposal Systems, Inc. in 1994;, Safetech Health Care, Inc. in 1995; and Bio-Med of Oregon, Inc., WMI Medical Services of New England, Inc., Doctors Environmental Control, Inc., Sharps Incinerator of Fort, Inc., and a majority of the regulated medical waste management business of Waste Management, Inc. ("WMI"), all in 1996.

      D

     During 1997, the Company completed eight acquisitions. In May, the Company announced the acquisition of Environmental Control Co., Inc., one of the leading medical waste companies in the New York City market. In June, the Company purchased the customer list and certain other assets of WMI's regulated medical waste business in Wisconsin, and in July, the Company announced the purchase of the customer lists and certain other assets of Regional Carting, Inc. and Rumpke Container Service, Inc. in New Jersey and Ohio, respectively. In August 1997, the Company completed the purchase of the customer list and certain other assets of Envirotech Enterprises, Inc. in Tucson, Arizona, and in November, the Company completed the acquisition of substantially all of the assets of Cal-Va, Inc., which operated in northern Virginia and Washington, D.C., and selected Alternate Care contracts of Phoenix Services, Inc., which operated in the Baltimore, Maryland metropolitan area. In December, the Company bought certain of the assets of the regulated medical waste business in Arizona of Browning-Ferris Industries, Inc. ("BFI") and sold BFI certain of the assets of the Company's regulated medical waste business in Colorado and Utah. The purchase price for these acquisitions was paid by a combination of cash, promissory notes, shares of the Company's Common Stock and assumption of liabilities.

     The Company's senior management is actively involved in identifying acquisition candidates and consummating acquisitions. In determining whether to proceed with a business acquisition, the Company evaluates a number of factors including: (i) the composition and size of the seller's customer base; (ii) the efficiencies that may be obtained when the acquisition is integrated with one or more of the Company's existing operations; (iii) the potential for enhancing or expanding the Company's geographic service area and allowing the Company to make other acquisitions in the same service area;
(iv) the seller's historical and projected financial results; (v) the purchase price negotiated with the seller and the Company's expected internal rate of return; (vi) the experience, reputation and personality of the seller's management; (vii) the seller's customer service reputation and relationships with the communities that it serves; (viii) if the acquisition involves the assumption of liabilities, the extent and nature of the seller's liabilities, including environmental liabilities; (viii) whether the acquisition gives the Company any strategic advantages over its competition; and (ix) the effect of the proposed acquisition on the Company's earnings per share.

     The Company has established a procedure for efficiently integrating newly-acquired companies into its business while minimizing disruption of the continuing operations of both the Company and the acquired business. Once a medical waste management business is acquired, the Company makes plans to implement programs designed to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiencies and overall profitability.

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

PRINCIPAL TREATMENT TECHNOLOGIES

     INCINERATION. The Company estimates that incineration accounts for approximately 65-70% of permitted off-site capacity to treat regulated medical waste. Incineration burns regulated medical waste at elevated temperatures and reduces it to ash. Like ETD, incineration significantly reduces the volume of waste, and it is the recommended treatment and disposal option for certain types of regulated medical waste such as anatomical waste or residues from chemotherapy procedures. Incineration has come under increasing criticism from the public and from state and local regulators, however, because of the airborne emissions that it generates. Emissions from incinerators can contain pollutants such as dioxins, furans, carbon monoxide, mercury, cadmium, lead and other toxins which are subject to federal, state and, in some cases, local regulation. The fly-ash by-product of incineration may also constitute a hazardous substance. As a result, there is a significant cost to construct new incineration facilities, or to improve existing facilities, to insure that their operation is in compliance with regulatory standards.

     AUTOCLAVING. The Company estimates that autoclaving accounts for approximately 20-25% of permitted off-site capacity to treat regulated medical waste. Autoclaving treats regulated medical waste with steam at high temperature and pressure to kill pathogens. The technology is most effective if all surfaces are uniformly exposed to the steam, but uniform exposure may not always occur, potentially leaving some pathogens untreated. In addition, autoclaving alone does not change the appearance of waste, and recognizable regulated medical waste may not be accepted by landfill operators. To compensate for this disadvantage, autoclaving may be combined with a shredding or grinding process to render the regulated medical waste non-recognizable. The high temperatures generated in the autoclaving process occasionally change the physical properties of plastic waste, prohibiting its recycling.

     ETD TREATMENT PROCESS. The Company estimates that its patented ETD treatment process accounts for approximately 8% of permitted off-site capacity to treat regulated medical waste. ETD also includes a proprietary system for grinding regulated medical waste. ETD uses an oscillating energy field of low-frequency radio waves to heat regulated medical waste to temperatures that destroy pathogens such as viruses, vegetative bacteria, fungi and yeast without melting the plastic content of the waste. ETD is most effective on materials with low electrical conductivity that contain polar molecules, including all human pathogens. Polar molecules are molecules that have an asymmetric electronic structure and tend to align themselves with an imposed electric field. When the polarity of the applied field changes rapidly, the molecules try to keep pace with the alternating field direction, thus vibrating and in the process dissipating energy as heat. The Company believes that the electric field created by ETD produces high molecular agitation and thus rapidly creates high temperatures. All of the molecules exposed to the field are agitated simultaneously, and accordingly, heat is produced evenly throughout the waste instead of being imposed from the surface as in conventional heating. This phenomenon, called volumetric heating, transfers energy directly to the waste, resulting in uniform heating throughout the entire waste material and eliminating the inherent inefficiency of transferring heat first from an external source to the surface of the waste and then from the surface to the interior of the waste material. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, such as microwaves, which can penetrate regulated medical waste of a typical density only to a depth of approximately five inches. ETD uses specific frequencies that match the physical properties of regulated medical waste generally enabling the ETD treatment process to kill pathogens while maintaining the temperature of the non-pathogenic waste at temperatures as low as 90DEG. C. Although ETD is effective in destroying pathogens present in anatomical waste, the Company does not currently treat anatomical waste through the ETD process.

     ADVANTAGES OF THE COMPANY'S ETD TREATMENT PROCESS

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

     VOLUME REDUCTION AND UNRECOGNIZABILITY. The Company's regulated medical waste management program reduces the overall volume of regulated medical waste in several ways. The Company's patented reusable container, used under the trademark STERI-TUB-Registered Trademark-, replaces the use of corrugated containers for many Core and Alternate Care generators of large amounts of regulated medical waste, thus reducing waste volume by as much as 10-15%. Once medical waste has undergone the ETD treatment process, the original cubic volume of the waste is reduced by approximately 85%. This reduction in the volume of regulated medical waste is comparable to the volume reduction obtained by incineration. Autoclaving alone does not reduce the volume of regulated medical waste or render it unrecognizable. To reduce waste volume and to overcome the unwillingness of many landfill operators to accept recognizable treated regulated medical waste, autoclaving must be combined with a shredding or grinding operation, adding to its cost. A proprietary grinding feature is a component of the ETD treatment process. The Company believes that the ability of its ETD treatment process both to reduce the volume of regulated medical waste and to render it unrecognizable gives the Company's process an advantage over autoclave operations that do not include shredding or grinding.

     REUSE AND RECYCLING. The Company believes that its reuse and recycling capabilities provide a marketing advantage with customers who prefer to use a regulated medical waste management provider with a commitment to resource conservation. The Company's customers can participate in a voluntary recycling program by source-segregating their regulated medical waste. The source-segregated regulated medical waste is treated by the ETD treatment process and, in certain geographic service areas, can then be processed through the Company's proprietary systems for the automatic recovery of polypropylene plastics. The recovered polypropylene plastics are used by a third party to manufacture a line of "sharps" containers which are used by health care providers to dispose of sharp objects such as needles and blades. In addition, in three of the Company's geographic service areas, the Company's treated regulated medical waste is transported to resource recovery facilities owned by third parties where it is used as refuse-derived fuel in "waste-to-energy" plants to produce electricity. The Company has worked to develop a process in conjunction with a cement manufacturer to utilize treated regulated medical waste as a fossil fuel substitute in cement kilns. As a result of grinding, reuse and recycling, only approximately 6% of the original cubic volume of the regulated medical waste treated by the Company during 1997 was disposed of in landfills.

     COMPANY'S USE OF OTHER TECHNOLOGIES. Under the terms of certain acquisitions by the Company, the Company is required to use the seller's incineration or autoclave facilities for a specified period. Accordingly, not all of the regulated medical waste that the Company collects is treated using the Company's ETD technology.

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

     The Company's marketing strategy recognizes that its potential customers are generally health care providers, who approach the problem of regulated medical waste management from a different perspective than typical generators of solid or municipal waste. Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding that practitioners demonstrate continual vigilance against such risks. Regulations which have been adopted by OSHA require annual training of all personnel who potentially can come into contact with bloodborne pathogens and other potentially infectious materials. These regulations also require documentation of handling procedures and detailed clean-up plans. As a result, there is a heightened awareness by health care providers of the need to implement safeguards against such risks.

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

     The Company has secured several large and prestigious hospitals and health care institutions as customers, including Sharp HealthCare in California; the Kaiser Permanente Medical Care Program in California, Washington and Oregon; Northwestern Memorial Hospital in Illinois; and VHA Healthfront in New England. The Company believes that its relationship with these and other similarly well-known institutions will enhance its ability to market its services to other Core generators and surrounding Alternate Care generators.

     The Company's marketing and sales efforts directed to Core generators are supplemented by several strategic marketing alliances. In October 1993, the Company entered into an alliance agreement with Baxter Healthcare Corporation ("Baxter"). A key component of this agreement is the expansion of Baxter's procedure-based delivery system ("PBDS") to include regulated medical waste disposal by the Company. Under PBDS, Baxter hospital supplies are custom-packed in containers provided by the Company based on the requirements of a specific hospital and, in many cases, the requirements of a specific medical provider. Baxter's agreement to include regulated medical waste disposal as part of PBDS was intended to assist its customers in consolidating the specific costs of a patient procedure. The alliance agreement enables the Company potentially to benefit from Baxter's marketing efforts and promotion of PBDS to link the sale of the Company's regulated medical waste disposal services to Baxter's sale of certain of its disposable hospital supplies. In connection with the alliance agreement, Baxter paid $8,000,000 to purchase shares of the Company's preferred stock, of which the Company was required to spend $1,000,000 for research and development related to enhancements of the Company's technology to increase recycling of Baxter's products. In September 1996, Baxter's parent corporation, Baxter International Inc., spun off its domestic hospital supply and health care cost management businesses, which had sales of approximately $4.58 billion in 1995, to a new company, Allegiance Corporation ("Allegiance"), and in connection with the spin-off Baxter transferred its interest in the alliance agreement to Allegiance. In addition to this alliance, the Company has entered into strategic marketing alliances with several hospital associations pursuant to which the Company may receive endorsements or marketing assistance.

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

     SERVICE AGREEMENTS. The Company negotiates individual service agreements with each Core and Alternate Care generator customer. Although the Company has a standard form of agreement, terms vary depending upon the customer's service requirements and volume of regulated medical waste generated. Service agreements typically include provisions relating to types of containers, frequency of collection, pricing, treatment, and documentation for tracking purposes. Each agreement also specifies the customer's obligation to pack its regulated medical waste in approved containers. Service agreements are generally for a period of one to five years and include renewal options, although customers may terminate on written notice and typically upon payment of a penalty. Many payment options are available including flat monthly or quarterly charges. The Company may set its prices on the basis of the number of containers that it collects, the weight of the regulated medical waste that it collects and treats, the number of collection stops that it makes on the customer's route, the number of collection stops that it makes for a particular multi-site customer, and other factors.

     The Company has a diverse customer base, with no single customer accounting for more than 3% of the Company's 1997 revenues. The Company does not believe that the loss of any single customer would have a material adverse effect on its business, financial condition or results of operations.

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

     CONTAINERS. A key element of the Company's pre-collection measures is the use of specially designed containers by most of the Company's Core and Alternate Care generators of large volumes of regulated medical waste. The Company has developed and patented a reusable leak- and puncture-resistant container, called a STERI-TUB, made from recycled plastic. The STERI-TUB enables regulated medical waste generators to reduce costs by reducing the number of times that regulated medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing workers' compensation liability resulting from human contact with regulated medical waste. The Company has introduced two smaller sizes of STERI-TUBS that are popular in certain areas of hospitals, such as the laboratory, and with many Alternate Care generators. The Company has also developed a step-on lid opener and a sliding lid that fit the various sizes of STERI-TUBS and make STERI-TUBS even safer and more convenient to use. STERI-TUBS are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. The Company believes these features to be an improvement over its competitors' reusable "point-of-generation" containers. The Company's customers are responsible for packing their regulated medical waste in a STERI-TUB or approved corrugated container and placing the loaded containers at a designated collection area on their premises. If a customer generates a large volume of waste, the Company will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, the Company will not accept medical waste unless it is properly packaged by customers in Company-supplied or Company-approved containers.

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

     INSPECTION, TREATMENT AND DISPOSAL. Upon arrival at a treatment facility, each container of regulated medical waste is scanned to verify that it does not contain any unacceptable materials such as hazardous substances or radioactive material. Any container which is discovered to contain hazardous substances or radioactive material is returned to the customer. In some cases the Company's operating permits require that unacceptable waste be reported to the appropriate regulatory authorities. After inspection, the regulated medical waste is loaded into the processing system and ground, compacted and treated using the Company's ETD treatment process. Upon completion of this process, the treated medical waste is transported for resource recovery, recycling or disposal in a nonhazardous waste landfill. After the STERI-TUBS have been emptied, they are washed, sanitized and returned to customers for re-use.

     As previously noted (see "Treatment Technologies--Advantages of the Company's ETD Treatment Process--Company's Use of Other Technologies"), under the terms of certain acquisitions by the Company, the Company is required to use the seller's incineration or autoclave facilities for a specified period. Accordingly, not all of the regulated medical waste that the Company collects is treated using the Company's ETD technology.

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

GOVERNMENTAL REGULATION

     The Company operates within the regulated medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. These permits grant the Company the authority, among other things, to construct and operate treatment and transfer facilities, to transport regulated medical waste within and between relevant jurisdictions, and to handle particular regulated substances. The Company's permits must be periodically renewed and are subject to modification or revocation by the issuing regulatory authority. In addition to the requirement that it obtain and maintain permits, the Company is subject to extensive federal, state and local laws and regulations that, among other things, govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated medical waste. The Company is also subject to extensive regulation designed to minimize employee exposure to regulated medical waste. In addition, the Company is subject to certain foreign laws and regulations.

     FEDERAL REGULATION

     There are at least four federal agencies that have authority over medical waste. These agencies are the EPA, OSHA, Department of Transportation ("DOT") and Postal Service. These agencies regulate medical waste under a variety of statutory and regulatory authorities.

     MEDICAL WASTE TRACKING ACT OF 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to the Medical Waste Tracking Act of 1988 ("MWTA"), which was added to the Resource Conservation and Recovery Act of 1976 ("RCRA"). The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey during the summer of 1988. Public safety concerns were amplified by media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that regulated medical wastes which were generated in a covered state and which posed environmental (including aesthetic) problems were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

     In regulations implementing the MWTA, the EPA defined regulated medical waste and established guidelines for its segregation, handling, containment, labeling and transport. Under the MWTA, the EPA was to deliver three reports to Congress on different aspects of regulated medical waste management and the success of the demonstration program for tracking regulated medical waste. Two of these reports were completed; the third report has not yet been issued. The third report is expected to cover the use of alternative medical waste treatment technologies, including the Company's ETD technology. There can be no assurance that if and when the third report is issued, it will not contain findings or make recommendations that are adverse to the Company's medical waste treatment technology. Any such adverse findings or recommendations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     DEPARTMENT OF TRANSPORTATION REGULATIONS. The DOT has implemented regulations under the Hazardous Materials Transportation Authorization Act of 1994 governing the transportation of hazardous materials, regulated medical waste and infectious substances. Under these regulations, the Company is required to package regulated medical waste in compliance with the bloodborne pathogens standards issued by OSHA. Under these standards, the Company must identify its packaging with a "biohazard" marking on the outer packaging, and its regulated medical waste container must be rigid, puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

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

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") established a regulatory and remedial program to provide for the investigation and clean-up of facilities from which there has been an actual or threatened release of hazardous substances into the environment. CERCLA and similar state laws, impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at such facilities. Responsible parties may be liable for substantial waste site investigation and clean-up costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If the Company were found to be a responsible party for a particular site, it could be required to pay the entire cost of waste site investigation and clean-up, even though other parties also may be liable. The Company's ability to obtain contribution from other responsible parties may be limited by the Company's inability to identify those parties and by their financial inability to contribute to investigation and clean-up costs.

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

     OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to promulgate occupational safety and health standards. Various standards apply to certain aspects of the Company's operations. These standards include rules governing exposure to bloodborne pathogens and other potentially infectious materials, lock out/tag out procedures, medical surveillance requirements, use of respirators and personal protective equipment, emergency planning, hazard communication, noise, ergonomics, and forklift safety, among others. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. The Company is subject to unannounced safety inspections at any time. Employees are required by Company policy to receive new employee training, annual refresher training and training in their specific tasks. As part of the Company's medical surveillance program, employees receive pre-employment physicals, including drug testing, annually-required medical surveillance and exit physicals. The Company also subscribes to a drug-free workplace policy.

     UNITED STATES POSTAL SERVICE. The Company was required to obtain a permit from the U. S. Postal Service to conduct its "mail-back" program, pursuant to which customers mail appropriately packaged sharps containers directly to the Company's treatment facilities.

     STATE AND LOCAL REGULATION

     The Company currently conducts some type of business activity in 32 states. These activities include the collection, transportation, processing, transferring or recycling of regulated medical waste and, in some cases, hazardous substances. Each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Although there are many differences among the various state laws and regulation, many states have followed the regulated medical waste model under the MWTA and are implementing programs under RCRA. Regulations cover the Company's transportation of regulated medical waste both intrastate and interstate. In each of the states where the Company operates a treatment facility or transfer station, it is required to comply with numerous state and local laws and regulations as well as its site-specific operating plan. Agencies writing regulations at the state level typically include departments of health and state environmental protection agencies. In addition, many municipalities have ordinances, local laws and regulations affecting the Company's operations, including but not limited to zoning and health measures.

     In recent years, a number of communities have instituted "flow control" requirements, which typically require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. The Company believes that the U.S. Congress may consider bills that could at least partially overturn these court decisions and immunize particular governmental actions from Commerce Clause scrutiny.

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

     States predominantly regulate medical waste as a solid or "special" waste and not as a hazardous waste under RCRA. State definitions of medical waste include, but are not limited to: microbiological waste (cultures and stocks of infectious agents); pathology waste (human body parts from surgical and autopsy waste); blood and blood products; and sharps.

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

     The Company maintains numerous permits and licenses to conduct its business from various state and local authorities. The Company's permits vary from state to state based upon the Company's activities within that state and on the applicable state and local laws and regulations. These permits include transport permits for solid waste, regulated medical waste and hazardous substances, permits to construct and operate treatment facilities, permits to construct and operate transfer stations, permits governing discharge of sanitary water and registration of equipment under air regulations, specific approval for the use of ETD to treat regulated medical waste, a bulk pool irradiator operator's license for the Company's currently inactive irradiator at its West Memphis, Arkansas facility, and various business operator's licenses. The Company believes that it is in substantial compliance with all applicable state and local laws and regulations.

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

     FOREIGN REGULATION

     The Company presently conducts business in British Columbia, Canada, where it collects regulated medical waste in the Vancouver area and transports it to the Company's Morton, Washington, treatment facility. The Company's activities in British Columbia are governed at the federal level by the Canadian Transportation of Dangerous Goods Act, 1992, and at the provincial level by the British Columbia Waste Management Act. The federal Transportation of Dangerous Goods Act, 1992, regulates the movement of dangerous goods, including infectious substances and other "specified dangerous goods," by all modes of transportation, and imposes joint and several liability on all persons who are responsible for, or who caused or contributed to, the release of any "specified dangerous good" into the environment. Any business engaged in a regulated activity is presumed to be liable for any such release, unless the business can demonstrate that it acted reasonably. The provincial Waste Management Act regulates the storage, transportation and disposal of waste, including biomedical waste, and imposes strict, joint and several liability for all clean-up costs associated with the release of hazardous substances into the environment. The Company has obtained all permits required by these two acts. There can be no assurance, however, that the Company will not be required in the future to pay for waste clean-up costs incurred under either act on a joint and several basis.

     The Company also conducts business in Mexico through its joint venture, Medam, which plans to collect regulated medical waste and transport it for treatment to a new facility close to Mexico City. See "Growth Strategy--Other Growth Opportunities."

     If the Company expands its operations into other foreign jurisdictions, it will be required to comply with the laws and regulations of each such jurisdiction.

     PERMITTING PROCESS

     Each state in which the Company operates, and each state in which the Company may operate in the future, has a specific permitting process. After the Company has identified a geographic area in which it wishes to locate a treatment or transfer facility, the Company identifies one or more locations for a potential new site. Typically, the Company will develop a site contingent on obtaining zoning approval and local and state operating authority. Most communities rely on state authorities to provide operating rules and safeguards for their community. Usually the state provides public notice of the project and, if a sufficient threshold of public interest is shown, a public hearing may be held. If the Company is successful in meeting all regulatory requirements, the state may issue a permit to construct the treatment facility or transfer station. Once the facility is constructed, the state may again issue public notice of its intent to issue an operating permit and provide an opportunity for public opposition or other action that may impede the Company's ability to construct or operate the planned facility.

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

     The Company carries liability insurance coverage which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets and operations. The availability of liability insurance within the regulated medical waste industry has been adversely affected by the constrained market for environmental liability and other insurance. More aggressive enforcement of environmental and management regulations, as well as legal decisions and judgments adverse to companies exposed to pollution damage claims, could lead to a substantial reduction in the availability and extent of insurance coverage. In the future, insurance may be vailable only at significantly increased premiums with less extensive coverage. If the Company is unable to obtain adequate insurance coverage at a reasonable cost, it may become exposed to potential liability claims. In this event, a successful claim of sufficient magnitude could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company holds nine United States patents and an additional patent application pending in the United States relating to the ETD treatment process and other aspects of processing regulated medical waste. The Company has filed counterpart patent applications in several foreign countries and has received patents in Russia, Hungary, Canada, Mexico and Australia. The Company also holds one United States patent for its reusable container, used under the trademark STERI-TUB-Registered Trademark-.

     In November 1995, the Company entered into a cross-license agreement with IIT Research Institute ("IITRI"). Under this agreement, IITRI granted to the Company a royalty-free exclusive license in North America, Europe, Japan and other industrialized countries throughout the world to use and commercialize certain patent rights and know-how held by IITRI relating to the use of radio-frequency technology in the treatment of regulated medical waste, and the Company granted to IITRI a royalty-free exclusive license in the remaining countries of the world to use and commercialize certain corresponding patent rights and know-how held by the Company. The agreement continues until the expiration of the last-to-expire of any of the subject patents held by either IITRI or the Company.

     An issued patent grants to the owner the right to exclude others from practicing the inventions claimed in the patent. In the United States, a patent filed before June 8,1995 is enforceable for 17 years from the date of issuance or 20 years from the effective date of filing, whichever is longer. Patents issued on applications filed on or after June 8, 1995 expire 20 years from the effective date of filing. The last-to-expire of the Company's existing United States patents relating to its ETD treatment process will expire in January 2015.

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

EMPLOYEES

     At December 31, 1997, the Company employed 378 full-time employees and 128 part-time employees engaged primarily in sales and marketing.

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

ITEM 2.  FACILITIES

     The Company leases office space for its corporate offices in Deerfield, Illinois. The Company owns and operates ETD treatment facilities in Morton, Washington and Yorkville, Wisconsin. It leases a treatment facility in Woonsocket, Rhode Island which the Company has an option to purchase for $2,000 upon the expiration of the lease in June 2017. The Company also leases a building in Loma Linda, California which is used as an ETD treatment facility, and subleases incineration or autoclave facilities from WMI in Terrell, Texas, Baltimore, Maryland and Henderson, Colorado and may enter into a sublease from WMI for its facility in Chandler, Arizona if and when the necessary landlord consents and regulatory approvals have been obtained. The Company also owns and operates a recycling and research development facility in West Memphis, Arkansas.

     The Company leases two permitted transfer stations in California, one at San Leandro and the other in Valencia, and one in New York, New York. The Company also utilizes transfer stations in Columbus and Monroe, Ohio. In Haverhill, Massachusetts and Vancouver, British Columbia the Company utilizes facilities owned by third parties licensed to operate transfer stations. In addition, all of the Company's treatment facilities are authorized to transfer regulated medical waste. The Company also leases sales and customer service centers in Kirkland, Washington, Salem, New Hampshire, Anaheim, California and Middletown, Connecticut, and a depot in Valparaiso, Indiana.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                              SUPPLEMENTAL INFORMATION

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information regarding the seven officers of the Company:

NAME                          POSITION WITH COMPANY                     AGE
Mark C. Miller  . . . . . .   President, Chief Executive Officer        42
                                 and a Director
Anthony J. Tomasello  . . .   Vice President, Operations                51
Linda D. Lee  . . . . . . .   Vice President, Regulatory Affairs        41
                                 and Quality Assurance
Frank J.M. ten Brink  . . .   Vice President, Finance                   41
                                 and Chief Financial Officer
Richard O. Shea   . . . . .   Vice President, Western Region            45
Michael J. Bernert  . . . .   Vice President, Eastern Region            44
Joel Wilson   . . . . . . .   Vice President, Central Region            38

     MARK C. MILLER has served as President and Chief Executive Officer and a director since joining the Company in May 1992. From May 1989 until he joined the Company, Mr. Miller served as Vice President for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. He is a director of Affiliated Research Centers, Inc., which provides clinical research for pharmaceutical companies and is a director of Lake Forest Hospital. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

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

      LINDA D. LEE has served as the Company's Vice President, Regulatory Affairs and Quality Assurance since June 1990. She previously served as the Company's Executive Director for Regulatory Compliance. Prior to joining the Company in November 1989, she served for six years as Director of Environmental Health and Safety for Medical Services at the University of Arkansas. Ms. Lee has served as the chairperson of the American Hospital Association's Environmental Advocacy Committee and on the American Society for Hospital Engineers' Safety Committee. She has also served on a number of government committees, including the Arkansas Governor's Task Force on Medical Waste, and has written several books and articles on safety and waste disposal. Ms. Lee received a B.S. degree in environmental health sciences from Indiana State University and a M.S. degree in operations management from the University of Arkansas.

      FRANK J.M. TEN BRINK has served as the Company's Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1997 he served as Chief Financial Officer with Hexacomb Corporation and Telular Corporation. Prior to 1991, he held various financial management positions with Interlake Corporation and Continental Bank of Illinois. Mr. ten Brink received a B.B.A. degree in international business and a M.B.A. degree in finance from the University of Oregon.

     RICHARD 0. SHEA has served as the Company's Vice President, Western Region, with responsibility for sales and service in the Pacific Northwest and California, since April 1991. From September 1989 to March 1991, he was Vice President of Sales and Marketing for Microprobe Corporation in Bothell, Washington. He previously held several management positions with the Diagnostics Division of Abbott Laboratories. Mr. Shea received a B.S. degree in marketing from Nichols College.

     MICHAEL J. BERNERT has served as the Company's Vice President, Eastern Region, with responsibility for sales and service in New England and portions of the Midwest, since February 1992. Prior to joining the Company in 1992, he held a series of management positions with Abbott Laboratories. Mr. Bernert received a B.A. degree in economics from Brown University and an M.B.A. degree from the University of Dallas.

     JOEL P. WILSON has served as the Company's Vice President, Central Region, with responsibility for sales and service in portions of the Midwest and Texas, since October 1997. Since joining the company in 1991, Mr. Wilson has held the positions of Director of Engineering, General Manager of the Midwest Region, General Manager of Operations and District Manager of Wisconsin. Prior to joining Stericycle, he held several management positions with Orbital Systems and Orbital Engineering. Mr. Wilson received a B.S. degree in civil engineering from Brigham Young University.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SRCL." On March 17, 1998, there were approximately 185 stockholders of record.

     The following table provides the high and low sales prices of the Company's Common Stock during (i) the period from August 23, 1996, when the Common Stock was first publicly traded, through September 30, 1996 ("Third Quarter") and (ii) each subsequent calendar quarter through the fourth quarter of 1997:

           QUARTER                                HIGH       LOW
           Third Quarter 1996. . . . . . . .     11.000     8.750
           Fourth Quarter 1996 . . . . . . .     11.750     7.000
           First Quarter 1997. . . . . . . .     11.750     8.000
           Second Quarter 1997 . . . . . . .      9.375     7.250
           Third Quarter 1997. . . . . . . .     10.625     7.625
           Fourth Quarter 1997 . . . . . . .     16.000     9.000


     The Company did not pay any dividends during 1997 and has never paid any dividends on its capital stock. The Company currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying cash dividends under the terms of its revolving credit facility with Silicon Valley Bank and is restricted from paying cash dividends under an agreement in connection with the industrial development bonds issued to finance the Company's construction of its treatment facility at Woonsocket, Rhode Island. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands except per share amounts)


                                                      YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                             1993         1994          1995           1996           1997
STATEMENTS OF OPERATIONS DATA (1)
Revenues . . . . . . . . . . . . . . . .   $9,141        $16,141       $21,339        $24,542         $46,166
Income (loss) from operations. . . . . .   (5,984)        (5,708)       (4,276)        (2,437)          1,386
Net income (loss). . . . . . . . . . . .   (6,028)        (5,812)       (4,544)        (2,389)          1,430
Net income (loss) applicable to
  Common Stock . . . . . . . . . . . . .   (9,761)       (10,293)       (4,544)        (2,389)          1,430
Diluted net income (loss) per share of
  Common Stock (2) . . . . . . . . . . .  $(13.64)       $(14.38)       $(0.81)        $(0.32)          $0.13

BALANCE SHEET DATA (at December 31) (1)

Cash, cash equivalents and short-term
   investments . . . . . . . . . . . . .  $ 7,690        $ 1,206        $  138        $17,749          $7,709
Total assets . . . . . . . . . . . . . .   21,355         27,809        23,491         55,155          61,226
Long-term debt, net of current maturities   2,293          4,838         5,622          4,591           3,475
Convertible redeemable preferred
   stock (3) . . . . . . . . . . . . . .   52,708         62,909           --             --              --
Shareholders' equity . . . . . . . . . . $(35,106)      $(45,363)      $12,574        $40,014         $45,026

-------------------

(1) See Note 5 to the Consolidated Financial Statements for information concerning the Company's acquisitions during the three years ended December 31, 1997. The comparability of information for 1994 and 1995 has been affected by the Company's acquisition in 1994 of Safe Way Disposal Systems, Inc. and Recovery Corporation of Illinois.

(2) See Note 2 to the Consolidated Financial Statements for information concerning the computation of net income (loss) per common share.

(3) See Note 8 to the Consolidated Financial Statements for information concerning the elimination of the liquidation preference on the Company's preferred stock, and the reclassification of the preferred stock as Class A common stock, in connection with a recapitalization during the year ended December 31, 1995.

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

     The Company's revenues have increased from $1,563,000 in 1991 to $46,166,000 in 1997. The Company derives its revenues from services to two principal types of generators of regulated medical waste: (i) hospitals, blood banks and pharmaceutical manufacturers ("Core" generators) and (ii) long-term and subacute care facilities, outpatient clinics, medical and dental offices, industrial clinics, dialysis centers, laboratories, biotechnology and biomedical companies, veterinary offices, municipal health departments, ambulance, fire and police departments, correctional facilities, schools and park districts and funeral homes ("Alternate Care" generators). Substantially all of the Company's services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with hospitals and other Core generators, which may run for more than one year, typically include price escalator provisions which allow for price increases generally tied to an inflation index or set at a fixed percentage. Contracts with Alternate Care generators generally provide for annual price increases and have an automatic renewal provision unless the customer notifies the Company prior to completion of the contract. As of December 31, 1997, the Company had over 41,000 customers.

     As part of the Company's marketing strategy, the Company offers reduction, resource recovery and recycling services to customers. Accordingly, the Company has invested funds to treat and recover the plastics from single-use products, and as a part of that strategy, the Company has entered into an agreement with a plastic products manufacturer to provide recycled regulated medical waste plastics for use in a line of medical waste sharps containers. The Company has delivered the recycled plastics as required under the agreement as part of the Company's commitment to provide environmentally sound alternatives to other regulated medical waste treatment methods. The demand for recycled treated regulated medical waste plastics is currently limited.

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

     The Company expenses as incurred all permitting, design and start-up costs associated with all of its facilities. The Company elects to expense rather than to capitalize the costs of obtaining permits and approvals for each proposed facility regardless of whether the Company is ultimately successful in obtaining the desired permits and approvals and developing the facility. The Company recognizes as a current expense all legal fees and other costs related to obtaining and maintaining permits and approvals. In addition, the Company expenses all costs related to research and development as incurred.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER  31, 1996

     REVENUES.  Revenues increased $21,624,000, or 88.1%, to $46,166,000 during the year ended December 31, 1997 from $24,542,000 during the year ended December 31, 1996 as the Company continued to implement its strategy of focusing on higher-margin Alternate Care generators while simultaneously paring certain higher-revenue but lower-margin accounts with Core generators. This increase also reflects the inclusion of a full year's revenues from the Waste Management, Inc. ("WMI") acquisition completed in December 1996, eight months of revenues from the Environmental Control Co, Inc. ("ECCO") acquisition completed in May 1997, and partial years' revenues from various other smaller acquisitions. For the year, internal sales growth for Alternate Care generators was 13%, while sales to Core generators decreased by 4%. Incremental revenues during 1997 attributable to acquisitions completed in 1997 and late 1996 were $20,975,000. Excluding these incremental revenues from acquisitions, revenues increased from $24,542,000 in 1996 to $25,191,000 in 1997, or 2.6%.

     COST OF REVENUES. Cost of revenues increased $14,686,000, or 75.6%, to $34,109,000 during the year ended December 31, 1997 from $19,423,000 during the year ended December 31, 1996. The principal reasons for the increase were higher transportation, treatment and disposal costs as a result of the higher volume attributable to the Company's acquisitions and integration expenses related to the Company's expansion into new geographic service areas. The gross margin percentage increased to 26.1% during 1997 from 20.9% during 1996, due to the continuing shift to Alternate Care customers and leveraging of the Company's treatment capacity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $10,671,000 during the year ended December 31, 1997 from $7,556,000 during the year ended December 31, 1996. The increase was largely the result of increases in selling and marketing expenses as a result of the Company's acquisitions and expansion of the sales network, and increased administrative costs related the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 23.1% during 1997 from 30.8% during 1996 due to improved leverage of the administrative structure versus the sales growth.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $428,000 during the year ended December 31, 1997 from $373,000 during the year ended December 31, 1996. This increase was primarily attributable to
higher indebtedness related to the WMI and ECCO acquisitions.   Interest
income increased to $618,000 during 1997 from $421,000 during 1996 due to interest earned on the invested cash proceeds from the Company's initial public offering ("IPO") in August 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Revenues increased $3,203,000, or 15%, to $24,542,000 during the year ended December 31, 1996 from $21,339,000 during the year ended December 31, 1995 as the Company continued to implement its strategy of focusing on higher-margin Alternate Care generators while simultaneously paring certain higher-revenue but lower-margin accounts with Core generators. This increase also reflects the inclusion of a full year's revenues from the Safetech Health Care, Inc. ("Safetech") acquisition, which was completed in June 1995, eleven months of revenues from the WMI Medical Services of New England, Inc. ("WMI-NE") acquisition, which was completed in January 1996, and eight months of revenues from the Doctors Environmental Control, Inc. ("DEC") and Sharps Incinerator of Fort, Inc. ("Sharps") acquisitions, both of which were completed in May 1996, and the inclusion of revenues for the last 10 days of 1996 resulting from the Company's purchase in December 1996 of a major portion of WMI's regulated medical waste business . The increase in revenues was partially offset by a decline in revenues attributable to a lack of any miscellaneous product sales during 1996 and the sale in April 1995 of certain unprofitable customer accounts and related assets obtained through acquisitions. Incremental revenues during 1996 attributable to acquisitions completed in 1995 and 1996 were $2,332,000. Excluding these incremental revenues from acquisitions, revenues increased from $21,339,000 in 1995 to $22,210,000 in 1996, or 4.1%.

     COST OF REVENUES. Cost of revenues increased $1,945,000, or 11.1%, to $19,423,000 during the year ended December 31, 1996 from $17,478,000 during the year ended December 31, 1995. The principal reasons for the increase were higher transportation, treatment and disposal costs as a result of the Safetech, WMI-NE, DEC, Sharps and WMI acquisitions and start-up expenses related to the Company's expansion into new geographic service areas. The gross margin percentage increased to 20.9% during 1996 from 18.1% during 1995, due to the continued increase in Alternate Care customers and leveraging of the treatment capacity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $7,556,000 during the year ended December 31, 1996 from $8,137,000 during the year ended December 31, 1995. This decrease was primarily attributable to a reduction in expenditures to develop treated medical waste as an alternate fuel for the production of cement and to savings from the integration into the Company's operations of the Safe Way Disposal Systems, Inc. ("Safe Way") acquisition in 1994. These savings resulted from the elimination of redundant employee and staff positions and the reallocation of resources to Alternate Care generators. In addition, corporate costs and permitting expenses were at lower levels during 1996 than they were during 1995. Selling, general and administrative expenses as a percentage of revenues decreased to 30.8% during 1996 from 38.1% during 1995.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $373,000 during the year ended December 31, 1996 from $277,000 during the year ended December 31, 1995. This increase was primarily attributable to higher indebtedness under the Company's revolving credit facility and interest expense on notes issued for acquisitions. Interest income increased to $421,000 during 1996 from $9,000 during 1995 due to interest earned on the invested cash proceeds from the Company's IPO in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been financed principally through the sale of stock to investors. Prior to the Company's IPO, purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, ongoing operating losses and working capital requirements. The Company's IPO in August 1996 raised $31,050,000, excluding offering costs, which has been or will be used primarily to fund acquisitions and for general working capital. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, during 1995 the Company was able to obtain a $2,500,000 revolving line of credit secured by accounts receivable and a secured interest in all other assets of the Company. In March 1998, the Company increased its revolving line of credit to $7,500,000.

     During 1995 the Company's stockholders approved a plan of recapitalization, pursuant to which all of the Company's outstanding shares of preferred stock were reclassified as shares of common stock. As a result, the Company was able to eliminate any liability for accrued but unpaid dividends on its preferred stock and the preferential rights on liquidation of holders of preferred stock.

     At December 31, 1997, the Company's working capital was $7,214,000 compared to $14,617,000 and $439,000 at December 31, 1996 and 1995,
respectively. The decrease versus 1996 was primarily due to lower balances of cash, cash equivalents and short-term investments, which decreased by $10,040,000 to finance acquisitions partially offset by other working capital needs. The increase in the 1996 working capital compared to 1995 was due to higher cash balances shortly after the Company's IPO offset by an increase in debt as a result of the WMI acquisition in December 1996.

     The Company's other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by the Company to finance its Woonsocket, Rhode Island treatment facility and equipment. These bonds, which had an outstanding aggregate balance of $1,358,000 as of December 31, 1997 at fixed interest rates ranging from 6.00% to 7.375%, are due in various amounts through June 2017. In addition, the Company issued various promissory notes in connection with acquisitions during 1997, primarily a 10-year note for $2,300,000 as part of the ECCO acquisition.

    Net income (loss) before depreciation and amortization increased to a surplus of $4,508,000 during the year ended December 31, 1997, compared to a deficit of $325,000 during the year ended December 31, 1996. Cash used in operations was $100,000 during the year ended December 31, 1997, compared to cash provided by operations of $57,000 during the year ended December 31, 1996 and cash used in operations of $871,000 during the year ended December 31, 1995. The change primarily reflects the Company's profitability in 1997 offset by a higher working capital investment in receivables.

     Net cash used in investing activities was $3,323,000 during the year ended December 31, 1997 compared to $13,310,000 during the year ended December 31, 1996. The decrease in 1997 was the result of a $5,552,000 investment in ECCO and smaller acquisitions and joint ventures, offset by net proceeds from short-term investments of $3,464,000 in 1997 versus purchases of $5,799,000 in short-term investments in 1996. Capital expenditures for the year ended December 31, 1997 were $1,235,000, primarily for improvements to existing facilities, containers and transportation equipment. Capital expenditures were $995,000 in 1996 and $726,000 in 1995. The Company did not open any new treatment facilities during 1997. The Company may decide to build additional treatment facilities as volumes increase in the Company's current geographic services areas or as the Company enters new areas. The Company also may elect to increase capacity in its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot be determined currently as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company believes that its cash, cash equivalents, short-term investments, revolving bank line and cash from operations will fund its capital requirements through 1998.

     Net cash used in financing activities was $3,153,000 during the year ended December 31, 1997 compared to net cash provided by financing activities of $25,065,000 during the year ended December 31, 1996. The change was the result of $28,535,000 of proceeds received in 1996 primarily from the Company's IPO and repayments in 1997 of $2,905,000 in long-term debt relating primarily to a note issued in connection with the December 1996 WMI acquisition.

     In 1997, cash and cash equivalents decreased by $6,576,000 primarily due to investment/acquisition activities of $3,323,000 and repayments of notes and leases of $3,153,000.

YEAR 2000 ISSUES

     The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by June 1999 at a cost not material to the Company's business. This cost includes internal costs but excludes the cost to upgrade and replace data processing systems in the normal course of business. The Company does not expect this project to have a significant effect on operations. As of December 31, 1997, there had been no amounts expensed in converting the Company's data processing systems to be ready for the Year 2000. The Company will continue to implement systems with strategic value focused on logistics and further integration of the Company's business functions.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS.

     A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDE DIFFICULTIES AND DELAYS IN COMPLETING AND INTEGRATING BUSINESS ACQUISITIONS; DELAYS AND DIVERSION OF ATTENTION RELATING TO PERMITTING AND OTHER REGULATORY COMPLIANCE; DIFFICULTIES AND DELAYS RELATING TO MARKETING AND SALES ACTIVITIES; AND GENERAL UNCERTAINTIES ACCOMPANYING THE COMPANY'S EXPANSION INTO NEW GEOGRAPHIC SERVICE AREAS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Stericycle, Inc.

     We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP


Chicago, Illinois
March 6, 1998

                         STERICYCLE, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                              DECEMBER 31,
                                                   --------------------------------------
                                                          1996                    1997
                                                      ------------            -----------
                                          ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . .        $  11,950                $  5,374
Short-term investments . . . . . . . . . . . . .            5,799                   2,335
Accounts receivable, less allowance for doubtful
   accounts of $178 in 1996 and $361 in 1997 . .            4,756                  10,286
Parts and supplies . . . . . . . . . . . . . . .              360                     660
Prepaid expense. . . . . . . . . . . . . . . . .              426                     440
Other  . . . . . . . . . . . . . . . . . . . . .              490                     392
                                                        ---------                --------
   Total current assets  . . . . . . . . . . . .           23,781                  19,487
                                                        ---------                --------
Property, plant and equipment:
Land   . . . . . . . . . . . . . . . . . . . . .               90                      90
Buildings and improvements . . . . . . . . . . .            5,598                   5,561
Machinery and equipment. . . . . . . . . . . . .           10,702                  11,469
Office equipment and furniture . . . . . . . . .              463                     746
Construction in progress . . . . . . . . . . . .              362                     614
                                                        ---------                --------
                                                           17,215                  18,480
Less accumulated depreciation. . . . . . . . . .           (5,208)                 (7,239)
                                                        ---------                --------
  Property, plant and equipment, net . . . . . .           12,007                  11,241

Other assets:
Goodwill, less accumulated amortization of $807
   in 1996 and $2,040 in 1997  . . . . . . . . .           18,834                  29,458
Other  . . . . . . . . . . . . . . . . . . . . .              533                   1,040
                                                        ---------                --------
   Total other assets  . . . . . . . . . . . . .           19,367                  30,498
                                                        ---------                --------
      Total assets . . . . . . . . . . . . . . .       $   55,155               $  61,226
                                                        =========                ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt. . . . . . . .        $   3,215               $   3,052
Accounts payable . . . . . . . . . . . . . . . .            1,510                   1,927
Accrued liabilities. . . . . . . . . . . . . . .            3,769                   7,039
Deferred revenue . . . . . . . . . . . . . . . .              670                     255
                                                        ---------                --------
  Total current liabilities. . . . . . . . . . .            9,164                  12,273
                                                        ---------                --------
Long-term debt:
Industrial development revenue bonds and other .            1,986                   1,405
Note payable . . . . . . . . . . . . . . . . . .            2,605                   2,070
                                                        ---------                --------
  Total long term debt . . . . . . . . . . . . .            4,591                   3,475
                                                        ---------                --------
Other liabilities. . . . . . . . . . . . . . . .            1,386                     452

Shareholders' equity:
Common stock (par value $.01 per share,
   30,000,000 shares authorized, 10,000,264 issued
   and outstanding in 1996, 10,472,799 issued and
   outstanding in 1997)  . . . . . . . . . . . .              100                     105
Additional paid-in capital . . . . . . . . . . .           79,409                  82,986
Notes receivable for common stock purchases. . .               (4)                     (4)
Accumulated deficit. . . . . . . . . . . . . . .          (39,491)                (38,061)
                                                        ---------                --------
  Total shareholders' equity . . . . . . . . . .           40,014                  45,026
                                                        ---------                --------
  Total liabilities and shareholders' equity . .      $    55,155              $   61,226
                                                        =========                ========

     The accompanying notes are an integral part of these financial statements.

                         STERICYCLE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                             YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                          1995        1996         1997
                                                        --------    --------    --------
Revenues . . . . . . . . . . . . . . . . . . . . . . .  $ 21,339    $ 24,542     $46,166

Costs and expenses:
Cost of revenues . . . . . . . . . . . . . . . . . . .    17,478      19,423      34,109
Selling, general and administrative expenses . . . . .     8,137       7,556      10,671
                                                        --------    --------    --------
  Total costs and expenses . . . . . . . . . . . . . .    25,615      26,979      44,780
                                                        --------    --------    --------
Income (loss) from operations. . . . . . . . . . . . .    (4,276)     (2,437)      1,386

Other income (expense):
Interest income. . . . . . . . . . . . . . . . . . . .         9         421         618
Interest expense . . . . . . . . . . . . . . . . . . .      (277)       (373)       (428)
                                                        --------    --------    --------
  Total other income (expense) . . . . . . . . . . . .      (268)         48         190
                                                        --------    --------    --------

Income (loss) before income taxes. . . . . . . . . . .    (4,544)   $ (2,389)    $ 1,576
Income tax expense . . . . . . . . . . . . . . . . . .       --          --          146
                                                        --------    --------    --------
Net income (loss). . . . . . . . . . . . . . . . . . .  $ (4,544)   $ (2,389)   $  1,430
                                                        ========    ========    ========

Basic earnings per share:
   Basic net income (loss) per share . . . . . . . . .  $  (0.81)   $  (0.32)   $   0.14
                                                        ========    ========    ========

Diluted earnings per share (restated EPS for FAS 128
   and SAB 98) . . . . . . . . . . . . . . . . . . . .
   Diluted net income (loss) per share . . . . . . . .  $  (0.81)   $   (0.32)   $  0.13

                                                        ========    ========    ========

     The accompanying notes are an integral part of these financial statements.



                            STERICYCLE AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                   (IN THOUSANDS)
                                    COMMON STOCK

                                                                                                                        TOTAL
                                                                                 ACCUMULATED      NOTES                 SHARE-
                                                                                 DIVIDENDS ON   RECEIVABLE             HOLDERS
                                                                                 CONVERTIBLE       FOR                  EQUITY
                                              ISSUED AND             ADDITIONAL   REDEEMABLE      COMMON    ACCUMU-     (NET
                                              OUTSTANDING              PAID-IN    PREFERRED       STOCK      LATED      CAPITAL
                                                 SHARES     AMOUNT     CAPITAL       STOCK      PURCHASES   DEFICIT    DEFICIENCY
                                              -----------  -------   ----------  ------------  ----------   -------    ----------
BALANCES AT DECEMBER 31, 1994. . . . . . . .     370         $  4       $ 811     $(13,001)       $ (619)   $(32,558)   $ (45,363)
Common stock issued in exchange
for preferred stock. . . . . . . . . . . . .   5,043           50      49,439                                              49,489
Issuance of common stock . . . . . . . . . .     350            3                                                               3
Accumulated dividends cancelled. . . . . . .                                        13,001                                 13,001
Notes receivable cancelled . . . . . . . . .    (181)          (2)       (629)                       619                      (12)
Net loss . . . . . . . . . . . . . . . . . .                                                                  (4,544)      (4,544)
                                              ------       ------     -------      -------        ------     -------      -------
BALANCES AT DECEMBER 31, 1995. . . . . . . .   5,582        $  55    $ 49,621       $ --           $ --    $ (37,102)    $ 12,574
Initial public offering of common
   stock (net of offering costs) . . . . . .   3,450           36      27,586                                              27,621
Issuance of common stock for
   exercise of options and warrants
   and employee stock purchases  . . . . . .     870            9         717                       (64)                      662
Note payable exchanged for
   common stock. . . . . . . . . . . . . . .      98            1       1,485                                               1,486
Principal payments under note
   receivable  . . . . . . . . . . . . . . .                                                         60                        60
Net loss . . . . . . . . . . . . . . . . . .                                                                  (2,389)      (2,389)
                                              ------       ------     -------      -------        ------     -------      -------
BALANCES AT DECEMBER 31, 1996. . . . . . . .  10,000       $  100    $ 79,409       $ --           $ (4)   $ (39,491)    $ 40,014
Issuance of common stock for
exercise of options and warrants
and employee stock purchases . . . . . . . .      70            1          56                                                  57
Common stock issued for
acquisitions . . . . . . . . . . . . . . . .     403            4       3,521                                               3,525
Net income . . . . . . . . . . . . . . . . .                                                                   1,430        1,430
                                              ------       ------     -------      -------        ------     -------      -------
BALANCES AT DECEMBER 31, 1997. . . . . . . .  10,473       $  105    $ 82,986       $ --           $ (4)   $ (38,061)    $ 45,026
                                              ======       ======     =======      =======        ======     =======      =======

    The accompanying notes are an integral part of these financial statements.

                          STERICYCLE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   1995         1996         1997
                                                  ------       ------       ------
OPERATING ACTIVITIES:
Net income (loss)  . . . . . . . . . . . .       $ (4,544)    $ (2,389)    $ 1,430
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
     Depreciation and amortization . . . .          1,916        2,064       3,078
     Settlement with regulatory agency . .            273          --          --
     Other, net  . . . . . . . . . . . . .            129          --          --
Changes in operating assets, net of effect
   of acquisitions and divestitures:
     Accounts receivable . . . . . . . . .            866         (554)     (4,123)
     Parts and supplies  . . . . . . . . .            135          144        (300)
     Prepaid expenses  . . . . . . . . . .            196          (18)        (14)
     Other assets  . . . . . . . . . . . .            128          (37)         98
     Accounts payable  . . . . . . . . . .            570         (428)       (413)
     Accrued liabilities . . . . . . . . .           (838)       1,178         559
     Deferred revenue and other liabilities           298           97        (415)
                                                   ------       ------       ------
Net cash (used in) provided by operating
   activities. . . . . . . . . . . . . . .           (871)          57        (100)
                                                   ------       ------       ------
INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . . .           (726)        (995)     (1,235)
   Payments for acquisitions,
     net of cash acquired. . . . . . . . .           (459)      (6,516)     (5,552)
   Proceeds from maturity of
     short-term investments  . . . . . . .            --           --        5,799
   Purchases of short-term investments . .            --        (5,799)     (2,335)
   Proceeds from divestitures  . . . . . .            792          --          --
                                                   ------       ------       ------
Net cash used in investing activities. . .           (393)     (13,310)     (3,323)
                                                   ------       ------       ------
FINANCING ACTIVITIES:
   Net proceeds from (payments of)
     note payable to bank  . . . . . . . .            858         (858)        --
   Repayment of long term debt . . . . . .           (171)      (3,275)     (2,905)
   Principal payments on capital
     lease obligations . . . . . . . . . .           (482)        (397)       (305)
   Principal payments on notes receivable
     for common stock purchases. . . . . .            --            60         --
   Proceeds from long-term debt. . . . . .            --         1,000         --
   Proceeds from issuance of
     common stock            . . . . . . .             18       28,535          57
Other  . . . . . . . . . . . . . . . . . .            (27)        --           --
                                                   ------       ------       ------
Net cash provided by (used in)
  financing activities . . . . . . . . . .            196       25,065      (3,153)
                                                   ------       ------       ------
Net increase (decrease) in cash and cash
  and cash equivalents . . . . . . . . . .         (1,068)      11,812      (6,576)
Cash and cash equivalents at beginning
  of year  . . . . . . . . . . . . . . . .          1,026          138      11,950
                                                   ------       ------       ------
Cash and cash equivalents at end of year .        $   138     $ 11,950     $ 5,374
                                                   ======       ======       ======
Non-cash activities:
Issuance of common stock for certain
   acquisitions. . . . . . . . . . . . . .        $  --       $   --       $ 3,525
Issuance of notes payable for certain
   acquisitions  . . . . . . . . . . . . .        $  --       $  6,497     $ 1,120

   The accompanying notes are an integral part of these financial statements.

                         STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 1--DESCRIPTION OF BUSINESS

     Stericycle, Inc. (the "Company") was incorporated in Delaware in March 1989 for the purpose of providing collection, transportation, treatment, disposal, reduction, reuse and recycling services for regu-lated medical waste to hospitals and other healthcare providers in the United States and Canada.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly-owned subsidiaries, Stericycle of Arkansas, Inc., Stericycle of Washington, Inc., SWD Acquisition Corporation and Environmental Control Co., Inc. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION:

     The Company recognizes revenue when the treatment of the regulated medical waste is completed on-site or the waste is shipped off-site for processing and disposal. For waste shipped off-site, all associ-ated costs are recognized at time of shipment.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

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

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements--10 to 30 years

          Machinery and equipment--3 to 10 years

          Office equipment and furniture--5 to 10 years

GOODWILL:

     Goodwill is amortized using the straight-line method over 25 years. Amortization expense for 1995, 1996 and 1997 related to goodwill was approximately $320,000, $390,000 and $1,042,000, respectively. The Company continually evaluates the value and future benefits of its goodwill. The Company assesses re-

                         STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

coverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that the Company's best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended December 31, 1997, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.

NEW PLANT DEVELOPMENT AND PERMITTING COSTS:

     The Company expenses costs associated with the operations of new plants prior to the commencement of services to customers and all initial and on-going costs related to permitting.

RESEARCH AND DEVELOPMENT COSTS:

     The Company expenses costs associated with research and development as incurred. Research and development expense for 1995, 1996 and 1997 was $975,000, $194,000 and $281,000, respectively.

INCOME TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company performs ongoing credit evaluation of its customers and maintains allowances for potential credit losses. These losses, when incurred, have been within the range of management's expectations.

USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE:

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account-ing Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income (loss) per common share amounts for all periods have been presented, and where appropriate, restated to conform to FAS 128 requirements. In restating net income (loss) per common share to comply with the requirements of FAS 128, the Company applied the recently issued Staff Accounting Bulletin No. 98 ("SAB 98"). As a result of applying the provisions of SAB 98, the Company has restated the 1995 and 1996 loss per share to exclude the antidilutive effect of options and warrants granted within one year of the Company's 1996 initial public offering.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 will have no impact on the Company's financial position, results of operations, or cash flows.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the disclosure requirements of FAS 131 and has not determined whether its adoption will have a material impact on its future disclosure requirements.

NOTE 3--INITIAL PUBLIC OFFERING

     On August 28 and August 30, 1996 the Company successfully completed an initial public offering of 3,450,000 shares of common stock at $9 per share. The Company received total proceeds from the offering, net of offering costs, of approximately $27,621,000.

                       STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997


NOTE 4--INCOME TAXES

     The Company's deferred tax liabilities and assets as of December 31, 1996 and 1997 are as follows:


                                                  1996                 1997
                                               --------------      ------------
    Deferred tax liabilities:
      Capital lease obligations . . . . .      $   (324,000)        $(461,000)
      Property, plant and equipment . . .          (694,000)         (509,000)
      Goodwill. . . . . . . . . . . . . .          (160,000)         (228,000)
                                               --------------      ------------
    Total deferred tax liabilities. . . .        (1,178,000)       (1,198,000)
    Deferred tax assets:
      Accrued liabilities . . . . . . . .           835,000           857,000
      Research and development costs. . .           324,000           324,000
      Other . . . . . . . . . . . . . . .           198,000           195,000
      Net operating tax loss carryforward       $15,102,000       $14,344,000
      Alternative minimum tax credit
        carry-forward . . . . . . . . . .               --             60,000
                                               --------------      ------------
    Total deferred tax assets . . . . . .        16,459,000        15,780,000
                                               --------------      ------------
    Net deferred tax assets . . . . . . .        15,281,000        14,582,000
                                               --------------      ------------
    Valuation allowance . . . . . . . . .       (15,281,000)      (14,582,000)
                                               --------------      ------------
      Net deferred tax assets . . . . . .            $  --             $  --
                                                ===========        ==========

     At December 31,1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $36,000,000, which expire beginning in 2004. Based on the Internal Revenue Code of 1986, as amended, and changes in the ownership of the Company, utilization of the net operating loss carryforwards are subject to annual limitations, which could significantly restrict or partially eliminate the utilization of the net operating losses. Additionally, the Company has an alternative minimum tax credit carryforward of $60,000 available indefinitely.

     Significant components of the Company's income tax expense for the year ended December 31, 1997 are as follows:


     Current
        Federal. . . . . . . . . . . . . . . . . . . .     $   60,000
        State  . . . . . . . . . . . . . . . . . . . .         86,000
                                                         ------------
     Total provisions  . . . . . . . . . . . . . . . .     $  146,000
                                                         ============


                         STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997


NOTE 4--INCOME TAXES (CONTINUED)

     A reconciliation of the income tax provision computed at the federal statutory tax rate to the effective tax rate for the year ended December 31, 1997 is as follows:


   Federal statutory income tax rate . . . . . . . . .   34.0%
   Effect of:
     State taxes, net of federal tax effect. . . . . .    4.4%
     Alternative minimum taxes . . . . . . . . . . . .    3.8%
     Non-deductible goodwill amortization. . . . . . .    4.5%
     Other . . . . . . . . . . . . . . . . . . . . . .    1.7%
     Utilization of net operating loss carryforward. .  (39.1)%
                                                      --------
   Effective tax rate. . . . . . . . . . . . . . . . .    9.3%
                                                      ========

     In 1997, the Company paid income tax of $58,300. No income taxes were paid in 1996 and 1995. Additionally, the Company did not recognize any income tax benefit for 1996 and 1995 due to the Company's recurring operating losses and valuation allowances established for net deferred tax assets.

NOTE 5--ACQUISITIONS AND DIVESTITURES

     In November 1997, the Company purchased the customer list and certain other assets of Cal-Va, Inc. ("Cal-Va"), which operated a regulated medical waste business in northern Virginia and Washington D.C. The purchase price was paid by the issuance of shares of the Company's common stock and the assumption of certain of Cal-Va's liabilities. The purchase price is to be adjusted in the event that revenues fall below certain levels.

     In November 1997, the Company purchased selected customer contracts of Phoenix Services Inc. ("Phoenix"), which operated a regulated medical waste business in the Baltimore, Maryland metropolitan area. The purchase price was paid in cash (in January 1998) and by delivery of a $20,000 note due in September 1998.

     In August 1997, the Company purchased the customer list and certain other assets of Envirotech Enterprises, Inc. which operated a regulated medical waste business in Arizona. The purchase price was paid in cash and by delivery of a $300,000 note due in August 1998. The purchase price is to be adjusted in the event that acquired revenues fall below certain levels.

   In June 1997, the Company purchased the customer list and certain other assets of the regulated medical waste business of Waste Management, Inc. ("WMI") in Wisconsin ("WMI-WI"). In July 1997, the Company announced the purchase of the customer lists and certain other assets of the regulated medical waste businesses of Regional Carting, Inc. and Rumpke Container Service, Inc. in New Jersey and Ohio, respectively. The purchase price for these three acquisitions was paid by a combination of cash, assumption of liabilities and issuance of shares of common stock of the Company and, in one case, delivery of a

                         STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 5--ACQUISITIONS AND DIVESTITURES (CONTINUED)

note which was paid in December 1997. In the event that acquired revenues for each of these three companies fall below certain levels, the purchase price will be adjusted accordingly.

     In May 1997, the Company announced the acquisition of all of the outstanding stock of Environmental Control Co., Inc. ("ECCO"), one of the leading medical waste companies in the New York City market. The Company paid $4,200,000 in cash; issued 125,000 shares of stock, assumed debt on vehicles and issued a $2,300,000 10-year promissory note for the balance of the purchase price. The note bears interest at a rate of 6.86% per annum payable in 10 equal annual installments of $230,000 starting in May, 1998. The ECCO purchase price is subject to downward adjustments to reflect uncollectible acquired accounts receivable, additional outstanding obligations not reflected in the purchase price at closing, and the extent to which ECCO's revenues during the one-year period following closing are less than a specified amount.

     In December 1996, the Company purchased the customer lists, vehicles and certain other assets of the major portion of WMI's medical waste business (the "WMI Acquisition") for $5,450,000 cash and a note for $5,210,000. During the quarter ended June 30, 1997, adjustments were made to the value of the vehicles purchased and to the purchase price. The purchase price was decreased by $756,000 as specified in the agreement, and the related goodwill and note payable were adjusted accordingly. The Company finalized its estimate of the value of the vehicles purchased and reduced the related note accordingly. In the quarter ended December 31, 1997, the purchase price was decreased by $163,000 as specified in the agreement, and the related goodwill was adjusted accordingly. The Company paid $1,796,650 of the adjusted $3,593,301 balance of the note to WMI in December 1997. The balance plus accrued interest is due in December 1998.

     In May 1996, the Company purchased the customer list and certain other assets of Doctors Environmental Control, Inc. for $400,000 in cash and notes payable issued for $600,000, which are payable on May 1, 1998 with an interest rate of 6% per annum. In addition, the Company assumed vehicle leases totaling $77,000, which were paid off in May 1996, and delivered option agreements to shareholders of the seller giving them an option to purchase up to a total of 53,816 shares of the Company's common stock. The price for the purchase of the common stock upon exercise of each option was the surrender and cancellation of the note payable. The options were exercised in August 1996.

     In April 1996, the Company purchased the customer list and certain other assets of Sharps Incinerator of Fort, Inc. for $757,000 in cash of which $562,000 was payable at closing and the balance plus interest was paid in November 1996.

     In January 1996, the Company purchased the customer lists and certain other assets of WMI Medical Services of New England, Inc. for $100,000 in cash and $492,000 in notes payable issued to the seller. The notes bear interest at a rate of 7.5% per annum with $150,000 plus interest paid in 1996, $157,000 plus interest paid in 1997 and $185,000 plus interest paid in January 1998.

     In July 1995, the Company sold selected customer lists and related assets for $248,000. The Company recognized a gain of $50,000 on this transaction, which is included in selling, general and administrative expense in the 1995 Consolidated Statement of Operations.

                        STERICYCLE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997


NOTE 5--ACQUISITIONS AND DIVESTITURES (CONTINUED)

     In June 1995 the Company purchased the customer list and transportation equipment and assumed certain contract obligations of Safetech Health Care for $160,000.

     In April 1995, the Company sold the St. Louis portion of its business to a competitor. The Company received $544,000 as payment for the customer list and concurrently agreed to resolve an anti-trust lawsuit brought against this competitor by the Company. The Company recognized a gain on this transaction of$408,000, which is included in selling, general and administrative expense in the 1995 Consolidated Statement of Operations.

     For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 1995, 1996 and 1997 of $459,000, $13,013,000 and $10,197,000,
respectively, net of cash acquired, was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price for 1997 acquisitions includes the value of 403,000 shares of common stock issued to the sellers. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying Consolidated Balance Sheets as goodwill. The results of operations of these acquired businesses are included in the Consolidated Statement of Operations from the date of the acquisition. The effect of these acquisitions would not have a significant effect on the Company's operations, except for the WMI Acquisition and the ECCO acquisition.

     The following unaudited pro forma results of the operations assumes that the WMI Acquisition occurred as of January 1, 1995 and that the ECCO acquisition occurred as of January 1, 1996, after giving effect to certain adjustments including amortization of goodwill, increased interest expense on debt incurred in connection with the acquisitions and adjustments to record incremental recurring costs associated with the consolidation of the operations as the historical results of operations of WMI and ECCO did not reflect these costs:


                                                              YEAR ENDED DECEMBER 31,
                                                         1995            1996           1997
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Pro forma revenues. . . . . . . . . . . . . . . .   $36,839        $46,619        $48,181
   Pro forma net income (loss) . . . . . . . . . . .    (4,270)        (1,575)         1,576
   Pro forma diluted net income (loss) per share . .    $(0.76)        $(0.21)         $0.15


     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods indicated or of future results of operations.

                         STERICYCLE, INC. AND SUBSIDIARIES

                                 DECEMBER 31, 1997

NOTE 6--LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                          1996                1997
                                                         -------             -------
                                                              (IN THOUSANDS)
      Industrial development revenue bonds  . . . . .     $1,492              $1,358
      Obligations under capital leases  . . . . . . .        517                 212
      Note payable to bank. . . . . . . . . . . . . .        --                  --
      Notes payable . . . . . . . . . . . . . . . . .      5,797               4,957
                                                         -------              ------
                                                           7,806               6,527
      Less: Current portion. . . . . . . . . . . . . .     3,215               3,052
                                                         -------              ------
              Total. . . . . . . . . . . . . . . . . .    $4,591              $3,475
                                                         =======              ======

     In March 1998, the Company entered into a new revolving line of credit with Silicon Valley Bank. To secure this line of credit, the Company granted the bank a lien on all of the Company's assets. Borrowings under the line of credit are limited to the lesser of $7,500,000 or a specific percentage of the Company's eligible receivables, as defined in the loan and security agreement. Outstanding borrowings bear interest at the bank's prime rate plus 0.50% or LIBOR plus 3.0%, at the Company's option. This agreement has a maturity date of March 5, 1999. Under the terms of the loan and security agreement, the Company is among other things, restricted from paying dividends and is required to maintain minimum levels of total liabilities to net worth, quick ratio and profitability. The Company had no borrowings under its prior $2,500,000 line of credit with the bank as of December 31, 1997.

     In connection with the Company's May 1997 purchase of ECCO's stock, a 10-year note for $2,300,000 was issued to the owners of ECCO. The note is payable in 10 equal annual installments due on May 1 of each year starting in 1998. The note bears interest at the rate of 6.86% per annum.

     In connection with the Company's December 1996 purchase of WMI's medical waste business, a note payable totaling $5,210,000 was issued to WMI. The note was adjusted to $3,593,301, of which $1,796,650 was repaid in 1997 and $1,796,651 is due on December 20, 1998. The note bears interest at a rate of 7% per annum.

In 1995, an agreement was reached with the Rhode Island Department of Environmental Management regarding two notices of violation issued in 1994 and 1995. Although the Company believed that the allegations were meritless, the agreement was entered into in order to resolve the matter in the best interest of the Company and its customers in a timely manner. The Company agreed to pay $35,000 each year from 1995 to 1998, $50,000 in 1999, $60,000 in 2000 and $150,000 in 2001 to the Rhode Island Air and Water Protection Fund. In addition, the Company agreed to perform community services and conduct seminars over a five-year period. The Company recorded this obligation based on the discounted cash flows expected to be paid over the term of agreement, using a discount rate of 11.75%. The recorded obligation of $222,000 at December 31, 1997 has been included in mortgage payable and other long-term debt. An expense of $458,000 is included in the 1995 Consolidated Statement of Operations as a selling, general and administrative

                       STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997


NOTE 6--LONG-TERM DEBT (CONTINUED)

expense. This amount reflects the recorded obligation and legal fees incurred in the settlement.

     In 1994, a non-interest bearing note in the amount of $2,480,000 was issued as part of the purchase of the net assets of Safe Way Disposal Systems, Inc. As a result of the Company's initial public offering in August 1996, a portion of the note was converted into 98,001 shares of common stock and the remainder was paid in cash.

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

     Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 1997 are as follows:

                                                         (IN THOUSANDS)
           1998    . . . . . . . . . . . . . . . . . .      $2,840
           1999    . . . . . . . . . . . . . . . . . .         430
           2000    . . . . . . . . . . . . . . . . . .         445
           2001    . . . . . . . . . . . . . . . . . .         545
           2002    . . . . . . . . . . . . . . . . . .         410

     The Company paid interest of $262,000, $352,000 and $444,000 for the fiscal years ended December 31, 1995, 1996 and 1997, respectively.

CAPITAL LEASES:

     In February 1994, the Company entered into a sale leaseback transaction for equipment acquisitions at its Yorkville, Wisconsin facility in the amount of $882,000. The lease arrangement has a term of 60 months and at the end of the lease, the Company will have the option to renew the lease, return the equipment or purchase the equipment at a fair market value not to exceed 11% of the original purchase price. In January 1996, the Company entered into a capital lease obligation of $364,000 for equipment. The lease expires in 1998.

                          STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997


NOTE 6--LONG-TERM DEBT (CONTINUED)

     At December 31, property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheet is as follows:

                                                       1996                1997
                                                            (IN THOUSANDS)
                                                      --------------------------
Machinery and equipment  . . . . . . . . . . . . . .  $1,246              $1,246
Less--accumulated depreciation and amortization  . .     293                 418
                                                    --------              ------
                                                      $  953              $  828
                                                    ========              ======

     Minimum future lease payments under capital leases are as follows:


                                                          (IN THOUSANDS)
           1998                                             $   218
           1999                                                 --
                                                            --------
           Total minimum lease payments                         218
           Less--Amounts representing interest                   (6)
                                                            --------
           Present value of net minimum lease payments          212
           Less--Current portion                               (212)
                                                            --------
           Long-term obligations under capital leases           $--
                                                            ========

NOTE 7--LEASE COMMITMENTS

     The Company leases various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements which expire at various dates over the next six years. The leases for most of the properties contain renewal provisions.

     Rent expense for 1995, 1996 and 1997 was $1,739,000, $2,462,000 and
$3,284,000 respectively.

                          STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997



NOTE 7--LEASE COMMITMENTS (CONTINUED)

     Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 1997 for each of the next five years and in the aggregate are as follows:

                                                  (IN THOUSANDS)
           1998    . . . . . . . . . . . . .          $4,222
           1999    . . . . . . . . . . . . .           3,642
           2000    . . . . . . . . . . . . .           2,168
           2001    . . . . . . . . . . . . .             954
           2002    . . . . . . . . . . . . .             393
           Thereafter. . . . . . . . . . . .             105
                                                     -------
           Total minimum rental payments . .         $11,484
                                                     =======

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

     Shares of the Company's common stock have been reserved for issuance upon the exercise of options and warrants. Also see Note 10. These shares have been reserved as follows at December 31, 1997:


           1993 Plan options . . . . . . . .           4,938
           1995 Plan options . . . . . . . .         383,060
           1996 Directors Plan options . . .         106,170
           1997 Plan options . . . . . . . .         351,693
           Warrants. . . . . . . . . . . . .         301,683
                                                   ---------
           Total shares reserved . . . . . .       1,147,544
                                                   =========

                         STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997



NOTE 9--NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of net income (loss) per common share (in thousands, except for share and per share data):


                                       1995               1996             1997
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   Net income (loss) . . . . . . . .   $  (4,544)         $(2,389)         $1,430
Denominator:
   Denominator for basic earnings
     per share--weighted-
     average shares  . . . . . . . .   5,582,385        7,471,151      10,239,996
   Effect of dilutive securities:
     Employee stock options  . . . .        --               --           441,586
     Warrants. . . . . . . . . . . .        --               --            84,534
                                        --------        ---------      ----------
     Dilutive potential common shares       --               --           526,120
                                        --------        ---------      ----------
   Denominator for diluted earnings
     per share[cad 228]adjusted weighted[cad 228]
     average shares and assumed
     conversions . . . . . . . . . .   5,582,385        7,471,151      10,766,116
                                        ========        =========      ==========
   Basic earnings per common share . .    $(0.81)          $(0.32)          $0.14
                                        ========        =========      ==========
   Diluted earnings per common share .    $(0.81)          $(0.32)          $0.13
                                        ========        =========      ==========

     For additional information regarding outstanding employee stock options and outstanding warrants, see Note 10.

     Options and warrants to purchase 1,170,626 and 838,849 shares of common stock were outstanding during 1995 and 1996, respectively, at exercise prices ranging from $.53-$69.02 and $.53-$69.02, respectively, but were not included in the computation of diluted earnings per common share in these years because the Company had net losses in 1995 and 1996 and the effect would be antidilutive.

STOCK OPTIONS:

     In September 1993, the Company's shareholders approved an amended and restated stock option plan (the "1993 Plan"), which provided for the granting of options to purchase up to 113,018 shares of common stock. In November 1995, the outstanding options of all current employees were canceled in conjunction with the Company's recapitalization.

     In 1995, the Company's Board of Directors and shareholders approved an incentive compensation plan (the "1995 Plan"), which as amended and restated in 1996, provides for the granting of 1,500,000 shares of common stock in the form of stock options and restricted stock to employees, officers, directors and consultants of the Company. The exercise price of options granted under the 1995 Plan must be at least equal

                         STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 10--STOCK OPTIONS AND WARRANTS

to the fair market value of the common stock on the date of grant. In 1995, the Board of Directors authorized the grant to officers and employees of options to purchase 923,292 shares of the Company's common stock at an exercise price of $.53 per share. In 1996, the Board of Directors authorized the grant to officers and employees of options to purchase 229,883 shares of the Company's common stock at exercise prices ranging from $.53 to $2.12 per share. No options were granted under the 1995 Plan during 1996 and 1997. All options granted to date have 10-year terms and vest over periods of up to four years after the date of grant.

     In 1997, the Company's Board of Directors and shareholders approved the 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of 1,500,000 shares of common stock in the form of stock options to selected officers, directors and employees of the Company and its subsidiaries. The exercise price of options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. In 1997, the Board of Directors authorized the grant to officers and employees of options to purchase 376,367 shares of the Company's common stock at exercise prices ranging from $7.25 to $9.50 per share. All options granted to date have 10-year terms and vest over periods of up to 5 years after the date of grant.

   In June 1996, the Company's Board of Directors adopted and in July, 1996, the Company's stockholders approved, the Directors Stock Option Plan. The plan authorizes stock options for a total of 285,000 shares of common stock to be granted to eligible directors of the Company, consisting of directors who are neither officers nor employees of the Company. Each of the six incumbent eligible directors automatically received an option as of the date of closing of the Company's initial public offering for 8,195 shares of common stock with an exercise price of $10.25. As of each annual meeting of the Company's stockholders, each incumbent eligible director who is re-elected as a director at the annual meeting automatically receives an option grant based on a predetermined formula. The exercise price of each option will be the closing price on the date of grant. In 1997, each of the six incumbent eligible directors automatically received an option as of the date of the 1997 annual meeting for 9,500 shares of common stock with an exercise price of $7.50. The term of each option is six years from the date of grant, and each option vests in 16 equal quarterly installments and may be exercised only when it is vested and only while the holder of the option remains a director of the Company or during the 90-day period following the date that he or she ceases to serve as a director.

                      STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 10--STOCK OPTIONS AND WARRANTS (CONTINUED)

     A summary of stock option information follows:

                                                   1995                       1996                        1997
                                          ------------------------     ---------------------      ----------------------
                                                         WEIGHTED                  WEIGHTED                    WEIGHTED
                                                          AVERAGE                   AVERAGE                     AVERAGE
                                                         EXERCISE                  EXERCISE                    EXERCISE
                                          SHARES          PRICE        SHARES       PRICE         SHARES        PRICE
                                          -------        ---------     -------     ---------      -------      ---------
Outstanding at beginning of year. . . .   109,729          $8.56       933,235       $0.62        537,166         $1.93
   Granted. . . . . . . . . . . . . . .   923,292          $0.53       279,053       $3.20        433,367         $7.97
   Exercised. . . . . . . . . . . . . .      --            $0.00      (660,767)      $0.59        (83,006)        $0.70
   Canceled/Forfeited . . . . . . . . .   (99,786)         $8.56       (14,355)      $3.42        (41,666)        $5.38
                                          -------        ---------     -------     ---------      -------      ---------
Outstanding at end of year. . . . . . .   933,235          $0.62       537,166       $1.93        845,861         $4.98
                                          =======        =========     =======     =========      =======      =========
Exercisable at end of year. . . . . . .   542,620          $0.60       315,273       $0.81        326,119         $1.53
Available for future grant. . . . . . .   576,708                      592,004                  1,700,303

   Options outstanding and exercisable as of December 31, 1997 by price range:


                                                OUTSTANDING                                       EXERCISABLE
                                 ---------------------------------------------         ------------------------------
                                                 WEIGHTED-         WEIGHTED                              WEIGHTED-
                                                 REMAINING          AVERAGE                               AVERAGE
   RANGE OF EXERCISE PRICE        SHARES        LIFE IN YEARS    EXERCISE PRICE         SHARES         EXERCISE PRICE
   -----------------------       -------        -------------    --------------        --------        --------------
     $.53-$1.99. . . . . .       383,060            8.09             $ 1.04             298,693            $ 0.79
     $7.25-$10.25. . . . .       462,801            9.27             $ 8.23              27,426            $ 9.54
                                 -------                                                -------
                                 845,861                                                326,119
                                 =======                                                =======

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 10--STOCK OPTIONS AND WARRANTS (CONTINUED)

     Pro forma information regarding net income loss and net loss per share is required by FAS 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted in 1997 were valued using the Black-Scholes option pricing model. Options granted in 1996 and 1995, as a non-public company, were valued using the minimum value method. The following assumptions were used in 1995, 1996, and 1997: risk-free interest rates ranging from 5.5% to 5.7% in 1995 and 5.1% to 6.7% in 1996 and 5.9% to 6.8%
in 1997; a dividend yield of 0%; and a weighted-average expected life of the option of 31 months in 1995 and 1996 and 72 months in 1997. The weighted-average fair values of options granted during 1995, 1996, and 1997 were $.09 per share, $.79 per share, and $4.48 per share, respectively.

     Option value models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The Company's pro forma information follows (in thousands, except for per share information):


                                                                 1995              1996           1997
                                                               ---------        ---------        -------
     Pro forma net income (loss). . . . . . . . . . . . . .    $ (4,559)        $ (2,474)        $ 1,112
     Pro forma diluted net income (loss) per share. . . . .    $  (0.82)        $  (0.33)        $   .10

     The pro forma effect for 1995, 1996, and 1997 is not representative of the pro forma effect in future years as the pro forma disclosures reflect only the fair value of stock options granted subsequent to December 31, 1994.

WARRANTS:

     The Company, in conjunction with a lease financing agreement, issued the lessor warrants to purchase up to 15,064 shares of common stock at $18.58 per share. At December 31, 1997, all of these warrants were outstanding. They expire in March 1998.

     The Company, in connection with the issuance of preferred stock, which was subsequently reclassified as common stock issued warrants to purchase up to 6,773 shares of common stock at an exercise price of $69.02 per share. At December 31, 1997, all of these warrants were outstanding. They expire in march 1999.

     During 1995, several of the Company's shareholders and directors provided a bridge loan to the Company. The loan totaled $830,000 with interest at the prime rate plus 3% and was repaid. In addition to the interest, the lenders received warrants to purchase 220,559 shares of common stock at $1.59 per share. These warrants expire on July 31, 2000. In 1996, the lenders exercised warrants to purchase 166,749 shares. At December 31, 1997, warrants to purchase 53,810 shares of common stock remained outstanding.

                      STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 11--EMPLOYEE STOCK PURCHASE PLAN

     Under a plan for 1997 approved by the Board of Directors, employees of Stericycle can purchase shares of common stock at a market price. Under the terms of the plan, employees were allowed to purchase shares throughout the year and pay for the stock through salary deduction. Employees elected to purchase a total of 5,235 shares under this plan during 1997.

NOTE 12--REGISTRATION AGREEMENT

     The Company is a party to a registration agreement which gives certain shareholders of the Company registration rights for their shares. The parties to the registration agreement are the original holders of the Company's prior Class A, B, C, D, E, F, H and I preferred stock and a holder of a warrant to purchase up to 15,064 shares of common stock which the Company issued in conjunction with a lease financing agreement. After the Company's 1995 recapitalization, the registration agreement was amended to provide that the registration rights applied to the shares of common stock that the parties to the registration agreement received pursuant to the recapitalization, shares issuable under certain warrants issued to purchasers of the Company's prior Class F preferred stock, shares issuable under the warrant issued in conjunction with the lease financing agreement and the common stock to be delivered by the Company in payment of a note delivered in connection with the Safe Way acquisition, for a total of 5,227,608 shares. According to the registration agreement (i) at any time, the holders of a majority of the shares which are subject to the registration rights can request registration of their shares on Form S-1 (a "Long-Form Registration") and the holders of at least 25% of these shares can request registration of their shares on Form S-2 or S-3, (ii) at any time, one shareholder who is a party to the registration agreement may request a Long Form registration, (iii) at any time, another shareholder who is a party to the registration agreement can request a Long Form registration, and (iv) the parties to the registration agreement have the right to include their shares in any registration which is requested or in any other registration that the Company may otherwise undertake. If any registration is requested, the Company will use its best efforts to effect the requested registration at its own expense.

NOTE 13--EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) defined contribution retirement savings plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may match up to 30% of the first $1,000 contributed to the plan by each employee. The Company's contributions for the years ended December 31, 1995, 1996 and 1997 were approximately $14,000, $14,000 and $25,000, respectively.

NOTE 14--RELATED PARTIES

     In February 1997, the Company announced the formation of an international joint venture company called Medam S.A. de C.V., ("Medam") which will utilize Stericycle's proprietary Electro-Thermal Deactivation
(ETD) technology to treat medical and infectious waste in the Mexico City market. Stericycle's partners in the joint venture are Controladora Ambiental S.A. de C.V. ("Contam"), headquartered in Mexico City and Pennoni Associates, Inc., headquartered in Philadelphia, Pennsylvania. The Company owns 24.5% of the common stock of Medam. During 1997, the Company received partial payments for machinery to be delivered to Medam in 1998. At the year ended December 31, 1997 the Company has

                      STERICYCLE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

NOTE 14--RELATED PARTIES (CONTINUED)

made $461,000 in capital contributions. Capital contributions will be approximately $702,000 in 1998.

     In October 1993, the Company entered into an alliance agreement (the "Alliance") with an investor in the Company. The purpose of the Alliance was to develop new technologies and procedures for recycling regulated medical waste. The Company devoted resources to the Alliance research and development program during the first 18 months of the Alliance. The investor has rights with respect to the development of any Alliance technology as part of the research and development program. During the initial 18 months of the Alliance, the Company provided for $1 million of research and development costs under this agreement. A license agreement is effective upon the non-renewal of the Alliance and grants the investor a license to use the Alliance technology subject to certain conditions. The initial term of the Alliance Agreement ends on October 12, 1998, and will be automatically renewed for successive one-year terms thereafter, unless either party notifies the other at least six months prior to the end of any term of its intent to terminate the Agreement.

     Under the Alliance, the investor and the Company have an ongoing relationship to provide services and products to the healthcare market place.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors of the Company is incorporated by reference to the information contained under the caption "Election of Directors--Nominees for Director" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, to be filed pursuant to Regulation 14A.

     The information required by this Item regarding executive officers of the Company is contained under the caption "Executive Officers of the Registrant" in Part I of this Report.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained under the caption "Stock Ownership--Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained under the caption "Election of Directors--Certain Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, to be filed pursuant to Regulation 14A.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS (Item 14(a)(1) and (2))

     The following financial statements and schedules have been filed with this Report:


                                                                               PAGE
                                                                               ----
Report of Independent Auditors, Ernst & Young LLP. . . . . . . . . . . . . . .   27

Consolidated Financial Statements--Stericycle, Inc. and Subsidiaries

Consolidated Balance Sheets at December 31, 1996 and 1997. . . . . . . . . . .   28

Consolidated Statements of Operation for Each of the Years in the
  Three-Year Period Ended December 31, 1997. . . . . . . . . . . . . . . . . .   29

Consolidated Statements of Changes in Shareholders' Equity for
  Each of the Years in the Three-Year Period Ended December 31, 1997 . . . . .   30

Consolidated Statements of Cash Flows for Each of the Years in the
  Three-Year Period Ended December 31, 1997. . . . . . . . . . . . . . . . . .   31

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .   32

EXHIBITS (Item 14(a)(3))

     The following exhibits are filed with this Report:


                                                                FILED WITH
EXHIBIT                                                         ELECTRONIC
NUMBER.     DESCRIPTION                                         SUBMISSION
-------     -----------                                         -----------
 3.1*       Amended and Restated Certificate of
            Incorporation . . . . . . . . . . . . . . . . . .

 3.2*       Amended and Restated By-Law . . . . . . . . . . .

 4.1*       Specimen certificate for shares of the
            Registrant's Common Stock, par value $.01
            per share . . . . . . . . . . . . . . . . . . . .

 4.2*       Form of Common Stock Purchase Warrant in
            connection with July 1995 line of credit. . . . .

 4.3*       Form of Common Stock Purchase Warrant in
            connection with May 1996 short-term loan. . . . .

 4.4*       Amended and Restated Registration Agreement
            dated October 19, 1994 between the Registrant
            and certain of its stockholders, and related
            First Amendment dated September 30, 1995 and
            Second Amendment dated July 1, 1996 . . . . . . .

10.1*+      Amended and Restated Incentive Compensation
            Plan. . . . . . . . . . . . . . . . . . . . . . .

10.2*+      Directors Stock Option Plan . . . . . . . . . . .

10.3+       1997 Stock Option Plan. . . . . . . . . . . . . .        X




10.4*       Loan and Security Agreement dated October 31,
            1995 between the Registrant and Silicon
            Valley Bank, and related Amendments dated
            March 12, 1996 and June 4, 1996 . . . . . . . . .

10.5*       Guaranty Agreement dated June 1, 1992 among
            the Registrant, Fleet National Bank, as
            Trustee, and Rhode Island Industrial-Recreational
            Building Authority, and related Regulatory
            Agreement dated June 1, 1992 between the
            Registrant and the Rhode Island
            Industrial-Recreational Building Authority. . . .

10.6*       Radio-Frequency Heating Technology Licensing
            Agreement dated November 10, 1995 between
            the Registrant and IIT Research Institute . . . .

10.7*       Alliance Agreement dated October 12, 1993
            between the Registrant and Baxter Healthcare
            Corporation and related First Amendment dated
            August 1, 1996. . . . . . . . . . . . . . . . . .

10.8*       Agreement dated May 6, 1994 between the
            Registrant and Sage Products, Inc., and related
            letter agreement dated November 7, 1995 . . . . .

10.9*       Office Lease dated December 26, 1991 between
            the Registrant and American National Bank and
            Trust Company of Chicago, as Trustee under
            Trust No. 57661, relating to the Registrant's
            Deerfield, Illinois office space. . . . . . . . .

10.10*      Standard Form Industrial Lease dated October 1,
            1991 between the Registrant and General
            American Life Insurance Company, relating to
            the Registrant's Loma, Linda, California
            treatment facility. . . . . . . . . . . . . . . .

10.11*      Lease dated June 1, 1992 between the
            Registrant and Rhode Island Industrial
            Facilities Corporation, relating to the
            Registrant's Woonsocket, Rhode Island
            treatment facility. . . . . . . . . . . . . . . .

10.12*      Lease dated February 25, 1992 between the
            Registrant and EML Associates, relating to
            the Registrant's San Leandro, California
            transfer station. . . . . . . . . . . . . . . . .

10.13*      Master Lease Agreement dated February 11,
            1994 between the Registrant and Ziegler
            Leasing Corporation, relating to the machinery
            and equipment at the Registrant's Yorkville,
            Wisconsin treatment facility. . . . . . . . . . .

10.14*      Master Lease Agreement dated March 14, 1991
            between the Registrant and LINC Venture Lease
            Partners II, L.P., and related Equipment Schedule
            dated January 1, 1996 relating to the machinery
            and equipment at the Registrant's West Memphis,
            Arkansas recycling and research development
            facility, its San Leandro, California transfer
            station, and its Morton, Washington treatment
            facility. . . . . . . . . . . . . . . . . . . . .

10.15*      State of Rhode Island and Providence
            Plantations Consent Agreement dated August 22,
            1995 between the Registrant and the Rhode
            Island Department of Environmental Management . .

10.16*      Interim Agreement dated June 28, 1996 between
            the Registrant and a Brazilian company. . . . . .

10.17++     Asset Purchase Agreement dated December 20, 1996
            between the Registrant and Waste Management,
            Inc. and various of its subsidiaries. . . . . . .




10.18++     Stock Purchase Agreement dated May 1, 1997
            between Bennett Velocci, Orlando Velocci, Umberto
            Velocci and the Estate of Vincent Delbrocolo, Sr.,
            relating to the Registrant's purchase of all of
            the issued and outstanding stock of Environmental
            Control Co., Inc. . . . . . . . . . . . . . . . .

11         Statement re computation of per share earnings . .        X

21        Subsidiaries. . . . . . . . . . . . . . . . . . . .        X

23        Consent of Ernst & Young LLP. . . . . . . . . . . .        X

27.1      Restated financial data schedule for the year
          ended December 31, 1995 . . . . . . . . . . . . . .        X

27.2      Restated financial data schedule for the year
          ended December 31, 1996 . . . . . . . . . . . . . .        X

27.3      Financial data schedule for the year ended
          December 31, 1997 . . . . . . . . . . . . . . . . .        X

---------------
 * Incorporated by reference to the exhibit (with the same exhibit number) to the Registrant's Registration Statement on Form S-1, as declared effective on August 22, 1996 (Registration No. 333-05665).

 + Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

 ++ Incorporated by reference to Exhibit 2.1 to the Registrant's Current
    Report (Amended) on Form 8-K/A, dated December 20, 1996, filed on January 23, 1996.

 ++ Incorporated by reference to Exhibit 2.1 to the Registrant's Current
    Report on Form 8-K, dated May 21, 1997, filed on June 5, 1997.

REPORTS ON FORM 8-K (Item 14(b))

     During the quarter ended December 31, 1997, the Company did not file any reports on Form 8-K.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:   March 20, 1997.
                                          STERICYCLE, INC.


                                          By:  /s/ MARK C. MILLER
                                             -----------------------------
                                              Mark C. Miller
                                             President and Chief Executive
                                             Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


        NAME                             TITLE                               DATE
        ----                             -----                               ----
/s/ JACK W. SCHULER            Chairman of the Board of Directors         March 20, 1997
------------------------
Jack W. Schuler


/s/ MARK C. MILLER             President, Chief Executive Officer         March 20, 1997
------------------------       and a Director (PRINCIPAL EXECUTIVE
Mark C. Miller                 OFFICER)


/s/ FRANK J.M. ten BRINK       Vice President, Finance and Chief          March 20, 1997
------------------------       Financial  Officer (PRINCIPAL
Frank J.M. ten Brink           FINANCIAL AND ACCOUNTING OFFICER)


/s/ ROD DAMMEYER               Director                                   March 20, 1997
------------------------
Rod Dammeyer


/s/ PATRICK F. GRAHAM          Director                                   March 20, 1997
------------------------
Patrick F. Graham


/s/ JOHN PATIENCE              Director                                   March 20, 1997
------------------------
John Patience


/s/ L. JOHN WILKERSON, Ph.D    Director                                   March 20, 1997
---------------------------
L. John Wilkerson, Ph.D.


/s/ PETER VARDY                Director                                   March 20, 1997
------------------------
Peter Vardy


                                   EXHIBIT INDEX


                                                                FILED WITH
EXHIBIT                                                         ELECTRONIC
NUMBER.     DESCRIPTION                                         SUBMISSION
-------     -----------                                         -----------
 3.1*       Amended and Restated Certificate of
            Incorporation . . . . . . . . . . . . . . . . . .

 3.2*       Amended and Restated By-Law . . . . . . . . . . .

 4.1*       Specimen certificate for shares of the
            Registrant's Common Stock, par value $.01
            per share . . . . . . . . . . . . . . . . . . . .

 4.2*       Form of Common Stock Purchase Warrant in
            connection with July 1995 line of credit. . . . .

 4.3*       Form of Common Stock Purchase Warrant in
            connection with May 1996 short-term loan. . . . .

 4.4*       Amended and Restated Registration Agreement
            dated October 19, 1994 between the Registrant
            and certain of its stockholders, and related
            First Amendment dated September 30, 1995 and
            Second Amendment dated July 1, 1996 . . . . . . .

10.1*+      Amended and Restated Incentive Compensation
            Plan. . . . . . . . . . . . . . . . . . . . . . .

10.2*+      Directors Stock Option Plan . . . . . . . . . . .

10.3+       1997 Stock Option Plan. . . . . . . . . . . . . .        X

10.4*       Loan and Security Agreement dated October 31,
            1995 between the Registrant and Silicon
            Valley Bank, and related Amendments dated
            March 12, 1996 and June 4, 1996 . . . . . . . . .

10.5*       Guaranty Agreement dated June 1, 1992 among
            the Registrant, Fleet National Bank, as
            Trustee, and Rhode Island Industrial-Recreational
            Building Authority, and related Regulatory
            Agreement dated June 1, 1992 between the
            Registrant and the Rhode Island
            Industrial-Recreational Building Authority. . . .

10.6*       Radio-Frequency Heating Technology Licensing
            Agreement dated November 10, 1995 between
            the Registrant and IIT Research Institute . . . .

10.7*       Alliance Agreement dated October 12, 1993
            between the Registrant and Baxter Healthcare
            Corporation and related First Amendment dated
            August 1, 1996. . . . . . . . . . . . . . . . . .

10.8*       Agreement dated May 6, 1994 between the
            Registrant and Sage Products, Inc., and related
            letter agreement dated November 7, 1995 . . . . .

10.9*       Office Lease dated December 26, 1991 between
            the Registrant and American National Bank and
            Trust Company of Chicago, as Trustee under
            Trust No. 57661, relating to the Registrant's
            Deerfield, Illinois office space. . . . . . . . .

10.10*      Standard Form Industrial Lease dated October 1,
            1991 between the Registrant and General
            American Life Insurance Company, relating to
            the Registrant's Loma, Linda, California
            treatment facility. . . . . . . . . . . . . . . .



10.11*      Lease dated June 1, 1992 between the
            Registrant and Rhode Island Industrial
            Facilities Corporation, relating to the
            Registrant's Woonsocket, Rhode Island
            treatment facility. . . . . . . . . . . . . . . .

10.12*      Lease dated February 25, 1992 between the
            Registrant and EML Associates, relating to
            the Registrant's San Leandro, California
            transfer station. . . . . . . . . . . . . . . . .

10.13*      Master Lease Agreement dated February 11,
            1994 between the Registrant and Ziegler
            Leasing Corporation, relating to the machinery
            and equipment at the Registrant's Yorkville,
            Wisconsin treatment facility. . . . . . . . . . .

10.14*      Master Lease Agreement dated March 14, 1991
            between the Registrant and LINC Venture Lease
            Partners II, L.P., and related Equipment Schedule
            dated January 1, 1996 relating to the machinery
            and equipment at the Registrant's West Memphis,
            Arkansas recycling and research development
            facility, its San Leandro, California transfer
            station, and its Morton, Washington treatment
            facility. . . . . . . . . . . . . . . . . . . . .

10.15*      State of Rhode Island and Providence
            Plantations Consent Agreement dated August 22,
            1995 between the Registrant and the Rhode
            Island Department of Environmental Management . .

10.16*      Interim Agreement dated June 28, 1996 between
            the Registrant and a Brazilian company. . . . . .

10.17++     Asset Purchase Agreement dated December 20, 1996
            between the Registrant and Waste Management,
            Inc. and various of its subsidiaries. . . . . . .

10.18++     Stock Purchase Agreement dated May 1, 1997
            between Bennett Velocci, Orlando Velocci, Umberto
            Velocci and the Estate of Vincent Delbrocolo, Sr.,
            relating to the Registrant's purchase of all of
            the issued and outstanding stock of Environmental
            Control Co., Inc. . . . . . . . . . . . . . . . .

11         Statement re computation of per share earnings . .        X

21        Subsidiaries. . . . . . . . . . . . . . . . . . . .        X

23        Consent of Ernst & Young LLP. . . . . . . . . . . .        X

27.1      Restated financial data schedule for the year
          ended December 31, 1995 . . . . . . . . . . . . . .        X

27.2      Restated financial data schedule for the year
          ended December 31, 1996 . . . . . . . . . . . . . .        X

27.3      Financial data schedule for the year ended
          December 31, 1997 . . . . . . . . . . . . . . . . .        X

---------------
 * Incorporated by reference to the exhibit (with the same exhibit number) to the Registrant's Registration Statement on Form S-1, as declared effective on August 22, 1996 (Registration No. 333-05665).

 + Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

 ++ Incorporated by reference to Exhibit 2.1 to the Registrant's Current
    Report (Amended) on Form 8-K/A, dated December 20, 1996, filed on January 23, 1996.

 ++ Incorporated by reference to Exhibit 2.1 to the Registrant's Current
    Report on Form 8-K, dated May 21, 1997, filed on June 5, 1997.