Form 10-Q
period 1998-03-31
STERICYCLE INC
filed 1998-05-15
CIK 861878

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1998.

                        Commission file number: 0-21229

______________________________________________________________________________

                               STERICYCLE, INC.
            (exact name of registrant as specified in its charter)

     DELAWARE                                          36-3640402
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     1419 LAKE COOK ROAD, SUITE 410
     DEERFIELD, ILLINOIS                               60015
     (Address of principal executive offices)          (Zip Code)

                                (847) 945-6550
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     As of April 30, 1998 there were 10,518,879 shares of the Registrant's Common Stock outstanding.

==============================================================================

                       STERICYCLE, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                               PAGE

  Item 1. Condensed Consolidated Financial Statements of Stericycle, Inc. And Subsidiaries

  Condensed Consolidated Balance Sheets
   March 31, 1998 and December 31, 1997....................   1

  Condensed Consolidated Statements of Operations
   Three months ended March 31, 1998 and 1997..............   2

  Condensed Consolidated Statements of Cash Flows
   Three months ended March 31, 1998 and 1997..............   3

  Notes to Condensed Consolidated Financial Statements.....   4

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

PART II.  OTHER INFORMATION

 Item 6.  Exhibits.........................................     10

                      STERICYCLE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                                        MARCH 31,    DECEMBER 31,
                                                                          1998           1997
                                                                        --------     -----------
                                                                       (UNAUDITED)

                   ASSETS
Current assets:
 Cash and cash equivalents                                              $  2,914       $  5,374
 Short-term investments                                                    2,335          2,335
 Accounts receivable, less allowance for doubtful
  accounts of $361 in 1998 and $361 in 1997                               11,545         10,286
 Parts and supplies                                                          668            660
 Prepaid expenses                                                            389            440
 Other                                                                       602            392
                                                                        --------       --------
  Total current assets                                                    18,453         19,487
                                                                        --------       --------
Property, plant and equipment:
 Land                                                                         90             90
 Buildings and improvements                                                5,591          5,561
 Machinery and equipment                                                  11,684         11,469
 Office equipment and furniture                                              792            746
 Construction in progress                                                    768            614
                                                                        --------       --------
                                                                          18,925         18,480
 Less accumulated depreciation                                            (7,737)        (7,239)
                                                                        --------       --------
  Property, plant and equipment, net                                      11,188         11,241
                                                                        --------       --------

Other assets:
 Goodwill, less accumulated amortization of $2,352
  in 1998 and $2,040 in 1997                                              29,650         29,458
 Other                                                                     1,706          1,040
                                                                        --------       --------
  Total other assets                                                      31,356         30,498
                                                                        --------       --------
Total assets                                                            $ 60,997       $ 61,226
                                                                        --------       --------
                                                                        --------       --------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long term debt                                      $  2,657       $  3,052
 Accounts payable                                                          1,536          1,927
 Accrued liabilities                                                       6,314          7,039
 Deferred revenue                                                            618            255
                                                                        --------       --------
  Total current liabilities                                               11,125         12,273
                                                                        --------       --------

Long-term debt:
 Industrial development revenue bonds and other                            1,391          1,405
 Note payable                                                              2,200          2,070
                                                                        --------       --------
  Total long term debt                                                     3,591          3,475
Other liabilities                                                            439            452

Shareholders' Equity:
 Common stock (par value $.01 per share, 30,000,000
  shares authorized, 10,516,891 issued and outstanding
  in 1998, 10,472,799 issued and outstanding in 1997)                        105            105
 Additional paid-in capital                                               83,027         82,986
 Notes receivable for common stock purchases                                  (4)            (4)
 Accumulated deficit                                                     (37,286)       (38,061)
                                                                        --------       --------
  Total shareholders' equity                                              45,842         45,026
                                                                        --------       --------
Total liabilities and shareholders' equity                              $ 60,997       $ 61,226
                                                                        --------       --------
                                                                        --------       --------

  The accompanying notes are an integral part of these financial statements

                          STERICYCLE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                          1998          1997
                                                                      -----------     ----------
                                                                      (UNAUDITED)
 Revenues                                                              $  13,255      $   9,879

 Costs and expenses:
 Cost of revenues                                                          9,298          7,911
 Selling, general and administrative                                       3,090          1,969
                                                                       ---------      ---------
 Total costs and expenses                                                 12,388          9,880
                                                                       ---------      ---------

 Income from Operations                                                      867             (1)

 Other income (expense)
 Interest income                                                              58            226
 Interest expense                                                            (62)          (123)
                                                                       ---------      ---------
 Total other income (expense)                                                 (4)           103
                                                                       ---------      ---------

 Income before income taxes                                                  863            102

 Income tax expense                                                           83              0
                                                                       ---------      ---------

 Net income                                                            $     780      $     102
                                                                       ---------      ---------
                                                                       ---------      ---------

 Earnings per share - Basic and Diluted                                $    0.07      $    0.01
                                                                       ---------      ---------
                                                                       ---------      ---------

 Weighted average number of
 common shares outstanding - Basic                                    10,480,399     10,001,163
                                                                       ---------      ---------
                                                                       ---------      ---------

 Weighted average number of
 common shares outstanding - Diluted                                  11,159,640     10,517,105
                                                                       ---------      ---------
                                                                       ---------      ---------

  The accompanying notes are an integral part of these financial statements

                    STERICYCLE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                          1998          1997
                                                                      -----------     ----------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                             $     780      $     102
Adjustments to reconcile net income to net cash used in
 operating activities:
 Depreciation and amortization                                               863            690
Change in operating assets and liabilities:
 Accounts receivable                                                      (1,259)        (3,109)
 Parts and supplies                                                           (8)            27
 Prepaid expenses                                                             51            232
 Other assets                                                               (173)           (21)
 Accounts payable                                                           (391)           (84)
 Accrued liabilities                                                      (1,134)         1,980
 Deferred revenue                                                            350            (64)
                                                                       ---------      ---------
Net cash used in operating activities                                       (921)          (247)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
 Payments for acquisitions, net of cash acquired                            (670)             -
 Proceeds from maturity of short-term investments                              -          4,799
 Capital expenditures                                                       (497)          (163)
                                                                       ---------      ---------
Net cash (used in) provided by investing activities                       (1,167)         4,636
                                                                       ---------      ---------

FINANCING ACTIVITIES:
 Repayment of long term debt                                                (396)          (162)
 Principal payments on capital lease obligations                             (13)           (55)
 Principal payments on notes receivable for common stock purchases             -              4
 Proceeds from issuance of common stock                                       37              4
                                                                       ---------      ---------
Net cash used in financing activities                                       (372)          (209)
                                                                       ---------      ---------

Net (decrease) increase in cash and cash equivalents                      (2,460)         4,180
Cash and cash equivalents at beginning of period                           5,374         11,950
                                                                       ---------      ---------
Cash and cash equivalents at end of period                                 2,914         16,130
                                                                       ---------      ---------
                                                                       ---------      ---------

Non-cash activities:
 Issuances of notes payable for certain acquisitions                   $     130      $       -


   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three years ended December 31, 1997, as filed with the Company's 1997 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.

NOTE 2.  NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.
All net income per common share amounts for all periods have been presented, and where appropriate, restated to conform to FAS 128 requirements.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the disclosure requirements of FAS 131 and has not determined whether its adoption will have a material impact on its future disclosure requirements.

NOTE 3.  ACQUISITIONS

     In February 1998, the Company acquired select small quantity generator contracts of Bridgeview, Inc., located in Pennsylvania, and in April 1998, the Company acquired the customer contracts and selected other assets of Medisin Inc., located in eastern Kentucky. The purchase price for these acquisitions was paid by a combination of cash and promissory notes.

Annualized revenues in excess of $.75 million are anticipated as a result of these two acquisitions.

NOTE 4.  STOCK OPTIONS

     During the quarter ended March 31, 1998, options to purchase common stock totaling 248,668 shares were granted to key employees. These options will vest ratably over a five year period and have an average exercise price of approximately $13.675 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorized the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.

NOTE 5.  STOCK ISSUANCES

     During the quarter ended March 31 1998, options to purchase 44,092 shares of common stock were exercised at prices ranging from $0.53 - $1.99 per share.

NOTE 6.  INCOME TAXES

     Prior to 1997, the Company had generated net operating losses for income tax purposes. Any benefit resulting from these net operating losses has been offset by a valuation allowance. The Company's income tax expense reflects the federal alternative minimum tax and income taxes in states where the Company has no offsetting net operating losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company provides regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services to its customers, together with related training and education programs and consulting services. The Company also sells ancillary supplies and in selected geographic service areas transports pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling. Internationally, the Company licenses its patented machinery technology and occasionally might sell equipment.

        THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
                                  MARCH 31, 1997

     REVENUES.   Revenues increased $3,376,000, or 34%, to $13,255,000 during the three months ended March 31, 1998 from $9,879,000 during the comparable period in 1997 as the Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with core generators. During the three months ended March 31, 1998, acquisitions contributed $3,000,000 to the increase in revenues as compared to the prior year.

     COST OF REVENUES.   Cost of revenues increased $1,387,000, or 17.5%, to
$9,298,000 during the three months ended March 31, 1998 from $7,911,000 during the comparable period in 1997. Cost of revenues as a percentage of revenues decreased to 70.1% during the three months ended March 31, 1998 from 80.1% during the comparable period in 1997 due to further integration of new acquisitions into the existing infrastructure, lower costs relating to the mix of ACM customers versus core customers, the leveraging of treatment capacity, and general productivity improvements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased to $3,090,000 for the three months ended March 31, 1998 as compared to $1,969,000 for the comparable period in 1997 due to the continued progress in strengthening the Company's sales and administrative organizations. Furthermore, during the three months ended March 31, 1997 some services related to the December 1996 acquisition of the major portion of the medical waste business of Waste Management ("WMI") were performed by WMI as part of the transition arrangements. This, in turn, resulted in lower relative costs in the first quarter of 1997. Selling, general and administrative expenses as a percentage of revenues increased to 23.3% during the three months ended March 31, 1998 from 19.9% during the comparable period in 1997.

     INTEREST EXPENSE AND INTEREST INCOME.   Interest expense decreased to
$58,000 during the three months ended March 31, 1998 from $226,000 during the comparable period in 1997 primarily due to the repayment of debt issued in the WMI acquisition. Interest income also decreased to $62,000 during the three months ended March 31, 1998 versus the prior year primarily due to lower cash balances as a result of acquisitions and repayment of debt.

     INCOME TAX EXPENSE. The estimated effective tax rate of approximately 9.6% for the three months ended March 31, 1998 reflects the utilization of the Company's net operating losses for income tax purposes, offset by alternative minimum tax, and state income taxes in states where the company has no offsetting net operating losses.

     NET INCOME. Net income for the three months ended March 31, 1998 was $780,000 compared to net income of $102,000 in the first quarter of 1997. The record quarterly results were driven by the Company's strategic acquisitions as well as by internal growth from the increased investment in sales and marketing. Earnings per common share increased seven fold to $.07 versus $.01 in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been financed principally through the sale of stock to investors. Prior to the Company's Initial Public Offering ("IPO") in August of 1996, purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, ongoing operating losses and working capital requirements. The Company's IPO raised $31,050,000, excluding offering costs, which has been used primarily to fund acquisitions and for general working capital. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, the Company has available, beginning in March 1998, a $7,500,000 revolving line of credit secured by accounts receivable and a security interest in all other assets of the Company. Up to this point, the revolving line of credit has not been used.

     At March 31, 1998 the Company's working capital was $7,328,000 compared to working capital of $7,214,000 at December 31, 1997. The increase in working capital is primarily due to lower cash balances and current liabilities as a result of the repayment of debt issued in certain acquisitions, partially offset by higher receivables.

     Total assets decreased to $60,997,000 at March 31, 1998 compared to $61,226,000 at December 31, 1997. The decrease of $229,000 was due primarily to lower cash balances used to finance acquisitions and general working capital growth, offset by higher receivables and an increase in goodwill.

     Net cash USED IN operating activities amounted to $921,000 during the three months ended March 31, 1998 compared to $247,000 for the comparable period in 1997. This increase in cash used in operating activities primarily reflects higher receivables outstanding on higher revenues generated from acquisitions.

     Net cash USED IN investing activities for the period ended March 31, 1998 amounted to $1,167,000 compared to net cash PROVIDED BY investing activities of $4,636,000 for the same period in 1997. The change is primarily attributable to the maturity of temporary investments of the Company's IPO proceeds in 1997 versus the use of such funds in 1998. Capital expenditures were $497,000 for the three months ended March 31, 1998 compared to $163,000 for the same period in 1997. The increase in capital spending is a result of improvements made to
existing treatment facilities.   Payments for acquisitions amounted to $670,000
of the cash used in investing activities in the first quarter of 1998.

     Net cash USED IN financing activities was $372,000 during the three months ended March 31, 1998 compared to $209,000 for the same quarter in 1997. The difference between the quarters results primarily from the increased repayment of long term debt in the first quarter of 1998.

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

PART II. OTHER INFORMATION



                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       11     Statement Re: Computation of Per Share Earnings

       27     Financial Data Schedule (March 31, 1998)

       27.1   Financial Data Schedule (March 31, 1996 and 1997)

     (b)  Reports on Form 8-K


      There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 1998.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STERICYCLE, INC.



                    By:  /s/ Frank J.M. ten Brink
                        -------------------------------------
                         Frank J.M. ten Brink
                         Vice President, Chief Financial Officer
                         (Principal Financial and Accounting Officer)


Date: May 12, 1998