Form 10-Q
period 1998-06-30
STERICYCLE INC
filed 1998-08-04
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________



                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

                         Commission file number 0-21229
                  ___________________________________________


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

      As of July 31, 1998, there were 10,718,265 shares of the Registrant's Common Stock outstanding.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                                       Page
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements of Stericycle, Inc.
             and Subsidiaries

               Condensed Consolidated Balance Sheets at June 30, 1998 and
               December 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . .        1

               Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997 and six months ended June 30, 1998 and
               1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . .        3

               Notes to Condensed Consolidated Financial Statements  . . . . . . .        4

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .        6

PART II.  OTHER INFORMATION

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .        10


Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .        10

                      STERICYCLE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                  JUNE 30         DECEMBER 31
                                                                                   1998               1997
                                                                               ------------       -------------
                                        ASSETS                                 (unaudited)
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    $     3,358        $     5,374
Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,335              2,335
Accounts receivable, less allowance for doubtful
    accounts of $347 in 1998 and $361 in 1997 . . . . . . . . . . . . . . .         11,513             10,286
Parts and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            802                660
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            485                440
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            507                392
                                                                               -----------        -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .         19,000             19,487
                                                                               -----------        -----------
Property, plant and equipment:
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             90                 90
Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . .          5,699              5,561
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .         12,025             11,469
Office equipment and furniture  . . . . . . . . . . . . . . . . . . . . . .            854                746
Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . .            821                614
                                                                               -----------        -----------
                                                                                    19,489             18,480
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .         (8,268)            (7,239)
                                                                               -----------        ------------
    Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .         11,221             11,241
                                                                               -----------        -----------
Other assets:
Goodwill, less accumulated amortization of $2,692 in 1998
     and $2,040 in 1997   . . . . . . . . . . . . . . . . . . . . . . . . .         30,574             29,458
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,743              1,040
                                                                               -----------        -----------
    Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         32,317             30,498
                                                                                ----------        -----------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .    $    62,538        $    61,226
                                                                               ===========        ===========
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt . . . . . . . . . . . . . . . . . . . . .    $     2,476        $     3,052
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,125              1,927
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,186              7,039
Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            250                255
                                                                               ------------       ------------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .         11,037             12,273
                                                                               -----------        -----------
Long-term debt:
Industrial development revenue bonds and other  . . . . . . . . . . . . . .          1,366              1,405
Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,035              2,070
                                                                               -----------        -----------
    Total long term debt  . . . . . . . . . . . . . . . . . . . . . . . . .          3,401              3,475
                                                                               -----------        -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            427                452
Shareholders'  equity:
Common stock (par value $.01 per share, 30,000,000 shares
    authorized, 10,615,399 issued and outstanding in 1998,
    10,472,799 issued and outstanding in 1997)  . . . . . . . . . . . . . .            106                105
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         83,764             82,986
Notes receivable for common stock purchases . . . . . . . . . . . . . . . .             (4)                (4)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (36,193)           (38,061)
                                                                               -----------        -----------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .         47,673             45,026
                                                                               -----------        -----------
           Total liabilities and shareholders' equity . . . . . . . . . . .    $    62,538        $    61,226
                                                                               ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (UNAUDITED)

                                                                    FOR THE THREE            FOR THE SIX
                                                                    MONTHS ENDED             MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                              -----------------------  ------------------------
                                                                 1998         1997        1998         1997
                                                              ----------  -----------  -----------  -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .     $  14,763   $   10,937   $   28,018   $  20,816

Costs and expenses:
  Cost of revenues  . . . . . . . . . . . . . . . . . . .        10,331        8,195       19,629      16,106
  Selling, general and administrative expenses  . . . . .         3,268        2,636        6,358       4,603
                                                              ---------   ----------   ----------   ---------
    Total costs and expenses  . . . . . . . . . . . . . .        13,599       10,831       25,987      20,709
                                                              ---------   ----------   ----------   ---------

Income from operations  . . . . . . . . . . . . . . . . .         1,164          106        2,031         107

Other income (expense):
  Interest income   . . . . . . . . . . . . . . . . . . .           181          171          239         398
  Interest expense  . . . . . . . . . . . . . . . . . . .           (62)         (92)        (124)       (216)
                                                              ---------   ----------   ----------   ---------
    Total other income (expense)  . . . . . . . . . . . .           119           79          115         182
                                                              ---------   -----------  ----------   ---------

Income before income taxes  . . . . . . . . . . . . . . .     $   1,283   $      185   $    2,146   $     289

Income tax expense  . . . . . . . . . . . . . . . . . . .     $     195            5          278           7
                                                              ---------   ----------   ----------   ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . .     $   1,088   $      180   $    1,868   $     282
                                                              =========   ==========   ==========   =========

Earnings per share--basic  . . . . . . . . . . . . . . . .    $    0.10   $     0.02   $     0.18   $    0.03
                                                              =========   ==========   ==========   =========

Weighted average number of common shares
outstanding--basic . . . . . . . . . . . . . . . . . . . .   10,539,806   10,142,056   10,511,297  10,071,610

Earnings per share--diluted  . . . . . . . . . . . . . . .    $    0.10   $     0.02   $     0.17   $    0.03
                                                              =========   ==========   ==========   =========

Weighted average number of common shares
outstanding--diluted . . . . . . . . . . . . . . . . . . .   11,176,777   10,590,769   11,167,492  10,554,140


  The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                             FOR THE SIX
                                                                                             MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       ------------------------
                                                                                          1998         1997
                                                                                       -----------  -----------
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1,868   $     282
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . .         1,733       1,426
Changes in operating assets:
    Accounts receivable, net of effect of acquisitions  . . . . . . . . . . . . . .        (1,152)     (4,293)
    Parts and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (135)        126
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (45)         98
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (115)         35
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           198          --
    Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,429)      2,092
    Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (30)       (146)
                                                                                       ----------   ---------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . .           893        (380)
                                                                                       ----------   ---------

INVESTING ACTIVITIES:
    Payments for acquisitions, net of cash acquired   . . . . . . . . . . . . . . .        (1,163)     (4,583)
    Proceeds from maturity of short-term investments  . . . . . . . . . . . . . . .            --       5,799
    Purchases of short-term investments   . . . . . . . . . . . . . . . . . . . . .            --      (2,335)
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (984)       (702)
                                                                                       ----------   ---------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . .        (2,147)     (1,821)
                                                                                       ----------   ----------

FINANCING ACTIVITIES:
    Repayment of long term debt   . . . . . . . . . . . . . . . . . . . . . . . . .          (788)       (838)
    Principal payments on capital lease obligations   . . . . . . . . . . . . . . .           (57)       (150)
    Principal payments on notes receivable for common stock purchases   . . . . . .            --           4
    Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . .            83          20
                                                                                       ----------   ---------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . .          (762)       (964)
                                                                                       ----------   ----------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        (2,016)     (3,165)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .         5,374      11,950
                                                                                       ----------   ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .    $    3,358   $   8,785
                                                                                       ==========   =========

Non-cash activities:
    Issuance of common stock for certain acquisitions . . . . . . . . . . . . . . .    $      697   $   2,363
    Issuance of notes payable for certain acquisitions  . . . . . . . . . . . . . .    $      195   $   1,380


  The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998



NOTE 1--BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the three years ended December 31, 1997, as filed with the Company s Annual Report on Form 10-K for 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income per common share amounts for all periods have been presented, and where appropriate, restated to conform to FAS 128 requirements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements and was effective for the Company beginning January
1, 1998. The adoption of FAS 130 has had no impact on the Company's financial position, results of operations, or cash flows.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for the Company's annual financial statements for the year ended December 31, 1998. The Company is evaluating the disclosure requirements of FAS 131 and has not determined whether its adoption will have a material impact on its future disclosure requirements.

NOTE 3--ACQUISITIONS

      In June 1998, the Company acquired the customer contracts and selected other assets of Mediwaste Disposal Services LLC., Controlled Medical Disposal, Inc., and Arizona Hazardous Waste Disposal, located in Texas, New Jersey and Arizona, respectively, and selected customer contracts and other assets of Superior of Wisconsin, Inc., located in Wisconsin. The combined purchase price of approximately $1,006,000 for these acquisitions was paid by a combination of cash, promissory notes and the issuance of shares of common stock (and, in one case, the forgiveness of indebtedness).

NOTE 4--SALE OF EQUIPMENT TO JOINT VENTURE

      During the three months ended June 30, 1998, the Company sold equipment utilizing the Company's Electro-Thermal-Deactivation ("ETD") technology to a Mexican joint venture company, Medam S.A. de C.V. The Company holds a 24.5% interest in the joint venture. Revenues of $1,202,000 have been recognized in the condensed consolidated statement of operations for the three months ended June 30, 1998.

NOTE 5--STOCK OPTIONS

      During the quarter ending June 30, 1998, options to purchase common stock totaling 35,370 shares were granted to the Company's directors. These options vest ratably over a one-year period and have an average exercise price of $14.25 per share. The grant of options was made under the Company's Directors Stock Option Plan, which authorized the grant of options for a total of 285,000 shares of the Company's common stock. The Directors Stock Option Plan was approved by the Company's stockholders in April 1996.

NOTE 6--STOCK ISSUANCES

      During the quarter ending June 30, 1998, options to purchase 54,006 shares of common stock were exercised at prices ranging from $0.53-$8.00 per share. The Company also issued 48,621 shares of common stock in connection with certain acquisitions.

NOTE 7--INCOME TAXES

      Prior to 1997, the Company had generated net operating losses for income tax purposes. Any benefit resulting from these net operating losses has been offset by a valuation allowance. Annual utilization of the Company's net operating loss carryforward is limited by Internal Revenue Code Section 382. The Company's 1998 income tax expense reflects federal taxable income expected in excess of the Section 382 limitation and income taxes in states where the Company has no offsetting net operating losses. The Company's 1997 income tax expense reflects the federal alternative minimum tax and income taxes in states where the Company has no offsetting net operating losses.

NOTE 8--COMMITMENT

      In July 1998, the Company entered into an agreement to supply and license its ETD technology to Companhia Auxiliar de Viacao e Obras of Sao Paulo, Brazil. Under the agreement, the Company will supply the ETD equipment and license technology and will provide engineering, installation, training, and start up services.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      REVENUES.   Revenues increased by $3,826,000, or 35.0%, to $14,763,000 for the three months ended June 30, 1998 from $10,937,000 for the comparable period in 1997. The Company continued to implement its stategy of acquiring selected businesses and focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with core generators. Revenues of $1,202,000 were attributed to the sale of equipment to Medam S.A. de C.V. ("Medam"), a joint venture that the Company formed in Mexico for the collection, treatment and disposal of regulated medical waste in the Mexico City market utilizing the Company's ETD technology. During the three months ended June 30, 1998, acquisitions contributed approximately $2,054,000 to the increase in revenues as compared to the prior year.

      COST OF REVENUES.   Cost of revenues increased $2,136,000 to $10,331,000
during the three months ended June 30, 1998 from $8,195,000 during the comparable period in 1997. Cost of revenues as a percentage of revenues decreased to 70.0% during the three months ended June 30, 1998 from 74.9% during the comparable period in 1997. The decrease is primarily due to further integration of new acquisitions into the existing infrastructure, lower costs relating to the mix of alternate care and core customers, increased utilization of treatment capacity, and general productivity improvements.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased to $3,268,000 for the three months ended June 30, 1998 from $2,636,000 for the comparable period in 1997 due to strengthening of the Company's sales and administrative organizations. Selling, general and administrative expenses as a percentage of revenues decreased to 22.1% during the three months ended June 30, 1998 from 24.1% during the comparable period in 1997. The decrease is primarily attributable to the Company's continued efforts to eliminate and significantly reduce expenditures.

      INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $62,000 during the three months ended June 30, 1998 from $92,000 during the comparable period in 1997 primarily due to the repayment of debt issued for acquisitions. Interest income increased to $181,000 during the three months ended June 30, 1998 from $171,000 during the comparable period in 1997 primarily due to payment of interest to the Company on short term investments.

      INCOME TAX EXPENSE. The effective tax rate of 15.2% for the three months ended June 30, 1998 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforward and state income taxes in states where the company has no offsetting net operating losses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues increased $7,202,000, or 34.6%, to $28,018,000 during the six months ended June 30, 1998 from $20,816,000 during the comparable period in 1997 as the Company continued to implement its strategy of acquiring selected businesses and focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with large quantity generators. The increase in revenues also reflects $1,202,000 from the sale of equipment to Medam S.A. de C.V. ("Medam"), a joint venture that the Company and others formed in Mexico for the collection, treatment and disposal of regulated medical waste in Mexico City utilizing the Company's ETD technology. During the six months ended June 30, 1998, acquisitions contributed approximately $5,071,000 to the increase in revenues as compared to the prior year.

     COST OF REVENUES. Cost of revenues increased $3,523,000, or 21.9%, to $19,629,000 during the six months ended June 30, 1998 from $16,106,000 during the comparable period in 1997. This increase was primarily due to the substantial increase in revenues during 1998 compared to 1997. The gross margin percentage increased to 29.9% during the six months ended June 30, 1998 from 22.6% during the comparable period in 1997 due to further integration of new acquisitions into the existing infrastructure, lower costs relating to the mix of alternate care versus large quantity customers, increased utilization of treatment capacity and general productivity improvements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $6,358,000 for the six months ended June 30, 1998 from $4,603,000 for the comparable period in 1997 due to the continued progress in strengthening the Company's sales and administrative organizations. Moreover, during the six months ended June 30, 1997 some services related to the December 1996 acquisition of the major portion of the regulated medical waste business of Waste Management, Inc. ("WMI acquisition") were performed by WMI as part of the transition arrangements, which resulted in lower relative costs in the first six months of 1997. Selling, general and administrative expenses as a percentage of revenues increased to 22.7% during the six months ended June 30, 1998 from 22.1% during the comparable period in 1997.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $124,000 during the six months ended June 30, 1998, from $216,000 during the comparable period in 1997, primarily due to the repayment of debt issued in the WMI acquisition. Interest income also decreased to $239,000 during the six months ended June 30, 1998, from $398,000 during the comparable period in 1997, primarily due to lower cash balances as a result of acquisitions and repayment of debt.

     INCOME TAX EXPENSE. The estimated effective tax rate of approximately 13.0% for the six months ended June 30, 1998 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforward and state income taxes in states where the Company has no offsetting net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been financed principally through the sale of stock to investors. Prior to the Company's IPO, purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, operating losses and working capital requirements. The Company's IPO in August 1996 raised $31,050,000, excluding offering costs, which has been or will be used primarily to fund acquisitions and for general working capital. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, in October 1995, the Company obtained a $2,500,000 revolving line of credit secured by a security interest in the Company's accounts receivable and other assets, and in March 1998, the Company increased this line of credit to $7,500,000. The Company has no outstanding borrowings under its line of credit.

     The Company's other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by the Company to finance its Woonsocket, Rhode Island treatment facility and equipment. These bonds, which had an outstanding aggregate balance of $1,161,000 as of June 30, 1998 at fixed interest rates ranging from 6.000% to 7.375%, are due in various amounts through June 2017. In addition, the Company has issued various promissory notes in connection with acquisitions during 1996, 1997 and 1998, primarily a 10-year note for $2,300,000 as part of the Company's acquisition of Environmental Control Company Co., Inc. ("ECCO") and a $1,797,000 note due in December 1998 as part of the WMI acquisition.

     At June 30, 1998, the Company's working capital was $7,963,000. At December 31, 1997, the Company's working capital was $7,214,000 compared to $14,617,000 and $439,000 at December 31, 1996 and 1995, respectively. The increase in working capital at June 30, 1998 compared to December 31, 1997 was primarily due to a decrease in current liabilities as a result of the repayment of debt issued in connection with certain acquisitions and the decrease of accrued liabilities. The decrease at December 31, 1997 compared to 1996 was primarily due to lower balances of cash, cash equivalents and short-term investments, which decreased by $10,040,000 to finance acquisitions partially offset by other working capital growth. The increase in working capital in 1996 compared to 1995 was due to higher cash balances shortly after the Company's IPO offset by an increase in debt as a result of the WMI acquisition in December 1996.

     Net cash provided by operating activities was $893,000 during the six months ended June 30, 1998 compared to net cash used in operating activities of $380,000 for the comparable period in 1997. This change from cash used in operating activities to cash provided by operating activities primarily reflects an increase in the Company's profitability offset by other working capital changes. Cash used in operations was $100,000 during the year ended December 31, 1997, compared to cash provided by operations of $57,000 during the year ended December 31, 1996 and cash used in operations of $871,000 during the year ended December 31, 1995. The change primarily reflects the Company's profitability in 1997 offset by a higher working capital investment in receivables.

     Net cash used in investing activities for the six months ended June 30, 1998 was $2,147,000 compared to $1,821,000 for the comparable period in 1997. The change is primarily attributable to the net maturity of temporary investments in 1997 and an increase in capital expenditures offset by a reduction in cash used for acquisitions. Capital expenditures were $984,000 for the six months ended June 30, 1998 compared to $702,000 for the comparable period in 1997. The increase in capital spending is a result of improvements made to existing treatment facilities. Payments for acquisitions accounted for $1,163,000 of the cash used in investing activities in the first six months of 1998. Net cash used in investing activities was $3,323,000 during the year ended December 31, 1997 compared to $13,310,000 during the year ended December 31, 1996. The decrease in 1997 was the result of a $5,552,000 payment for the acquisition of ECCO as well as several smaller acquisitions and joint ventures, offset by net proceeds from short-term investments of $3,464,000 in 1997 versus purchases of $5,799,000 in short-term investments in 1996. Capital expenditures for the year ended December 31, 1997 were $1,235,000, primarily for improvements to existing facilities, containers and transportation equipment. Capital expenditures were $995,000 in 1996 and $726,000 in 1995. The Company may decide to build additional treatment facilities as volumes increase in the Company's current geographic service areas or as the Company enters new areas. The Company also may elect to increase capacity in its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot be determined currently as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company believes that its cash, cash equivalents, short-term investments, revolving bank line, cash from operations and proceeds from this Offering will fund its capital requirements through 1998.

     Net cash used in financing activities was $762,000 during the six months ended June 30, 1998 compared to $964,000 for the comparable period in 1997. The difference between the two periods results primarily from the decreased repayment of long-term debt and decreased payments on capital leases during the first six months of 1998. Net cash used in financing activities was $3,153,000 during the year ended December 31, 1997 compared to net cash provided by financing activities of $25,065,000 during the year ended December 31, 1996. The change was the result of $28,535,000 of proceeds received in 1996 primarily from the Company's IPO and repayments in 1997 of $2,905,000 of long-term debt relating primarily to a note issued in connection with the December 1996 WMI acquisition.

     In 1997, cash and cash equivalents decreased by $6,576,000 primarily due to investment and acquisition activities of $3,323,000 and repayments of notes and leases of $3,153,000.

YEAR 2000 ISSUES

     The Company has developed a plan to modify its information technology for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially completed by June 1999 at a cost not material to the Company's business, financial condition or results of operations. As of June 30, 1998, there had been no amounts expensed in converting the Company's data processing systems for the Year 2000.

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

                          PART II -- OTHER INFORMATION


ITEM 5.      OTHER INFORMATION

      Dates for Submission of Stockholder Proposals:

      Any stockholder of the Company who wishes to present a proposal to be considered at the 1999 Annual Meeting of Stockholders and who, pursuant to Rule 14a-8 of the Securities and Exchange Commission, wishes to have the proposal included in the Company's proxy statement and form of proxy for that meeting, must submit the proposal in writing to the Company at 1419 Lake Cook Road, Suite 410, Deerfield, Illinois 60015, so that it is received by November 26, 1998.

      Any stockholder of the Company who wishes to present a proposal to be considered at the 1999 Annual Meeting of Stockholders, but to do so outside of the processes of Rule 14a-8, must submit the proposal in writing to the Company at 1419 Lake Cook Road, Suite 410, Deerfield, Illinois 60015, so that it is received by March 13, 1998.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following exhibits are filed with this Report:

      11     Statement Re: Computation of Per Share Earnings

      27.1   Financial Data Schedule

      27.2   Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURE


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Date:  August 4, 1998.


                                        STERICYCLE, INC.



                                        By  /s/ Frank J.M. ten Brink
                                            ------------------------------
                                            Frank J.M. ten Brink
                                            Vice President, Chief Financial
                                            Officer (Principal Financial
                                            and Accounting Officer)