Form 10-Q
period 1998-09-30
STERICYCLE INC
filed 1998-11-16
CIK 861878

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1998.

                         Commission file number: 0-21229

--------------------------------------------------------------------------------

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

         As of October 31, 1998 there were 10,865,822 shares of the Registrant's Common Stock outstanding.




================================================================================

                        STERICYCLE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                                   PAGE
                                                                                                -----
     Item 1.    Condensed Consolidated Financial Statements of Stericycle, Inc.
                    And Subsidiaries

                Condensed Consolidated Balance Sheets
                    September 30, 1998 (unaudited) and December 31, 1997.......................     1

                Condensed Consolidated Statements of Operations (unaudited)
                    Three months ended September 30, 1998 and 1997
                    Nine months ended September 30, 1998 and 1997..............................     2

                Condensed Consolidated Statements of Cash Flows (unaudited)
                    Nine months ended September 30, 1998 and 1997..............................     3

                Notes to Condensed Consolidated Financial Statements...........................     4

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................     7

PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 10-K..............................................    10


                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                 1998              1997
                                                              -------------    ------------
                                                              (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                 $    775         $  5,374
     Short-term investments                                       2,335            2,335
     Accounts receivable, less allowance for doubtful
        accounts of $325 in 1998 and $361 in 1997                10,902           10,286
     Parts and supplies                                           1,037              660
     Prepaid expenses                                               528              440
     Other                                                        2,087              392
                                                               --------         --------
        Total current assets                                     17,664           19,487
                                                               --------         --------


Property, plant and equipment:
     Land                                                            90               90
     Buildings and improvements                                   5,753            5,561
     Machinery and equipment                                     13,051           11,469
     Office equipment and furniture                               1,030              746
     Construction in progress                                       988              614
                                                               --------         --------
                                                                 20,912           18,480
     Less accumulated depreciation                               (8,869)          (7,239)
                                                               --------         --------
        Property, plant and equipment, net                       12,043           11,241
                                                               --------         --------

Other assets:
     Goodwill, less accumulated amortization of $3,052
        in 1998 and $2,040 in 1997                               36,796           29,458
     Other                                                        1,680            1,040
                                                               --------         --------
        Total other assets                                       38,476           30,498
                                                               --------         --------
Total assets                                                   $ 68,183         $ 61,226
                                                               ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Current portion of long term debt                         $  6,281         $  3,052
     Accounts payable                                             1,986            1,927
     Accrued liabilities                                          5,436            7,039
     Deferred revenue                                               663              255
                                                               --------         --------
        Total current liabilities                                14,366           12,273
                                                               --------         --------

Long-term debt:
     Industrial development revenue bonds and other               1,341            1,405
     Note payable                                                 1,905            2,070
                                                               --------         --------
        Total long term debt                                      3,246            3,475

Other liabilities                                                    21              452

Shareholders' equity:
     Common stock (par value $.01 per share, 30,000,000
        shares authorized, 10,741,603 issued and outstanding
        in 1998, 10,472,799 issued and outstanding in 1997)         107              105
     Additional paid-in capital                                  85,087           82,986
     Notes receivable for common stock purchases                     (4)              (4)
     Accumulated deficit                                        (34,640)         (38,061)
                                                               --------         --------
        Total shareholders' equity                               50,550           45,026
                                                               --------         --------
Total liabilities and shareholders' equity                     $ 68,183         $ 61,226
                                                               ========         ========





   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------
Revenues                                $     16,741    $     12,659    $     44,759    $     33,475

Costs and expenses:
  Cost of revenues                            10,863           9,007          30,492          25,113
  Selling, general and administrative          3,793           3,122          10,151           7,725
                                        ------------    ------------    ------------    ------------
    Total costs and expenses                  14,656          12,129          40,643          32,838
                                        ------------    ------------    ------------    ------------

Income from operations                         2,085             530           4,116             637

Other income (expense)
   Interest income                                69             131             308             528
   Other income                                   20               0              20               0
   Interest expense                             (118)           (121)           (242)           (336)
                                        ------------    ------------    ------------    ------------
      Total other income (expense)               (29)             10              86             192
                                        ------------    ------------    ------------    ------------

Income before income taxes                     2,056             540           4,202             829

Income tax expense                               503              11             781              18
                                        ------------    ------------    ------------    ------------

Net income                              $      1,553    $        529    $      3,421    $        811
                                        ============    ============    ============    ============

Earnings per share - Basic              $       0.15    $       0.05    $       0.32    $       0.08
                                        ============    ============    ============    ============

Weighted average number of
  common shares outstanding - Basic       10,694,683      10,360,219      10,579,886       9,999,026
                                        ============    ============    ============    ============

Earnings per share - Diluted            $       0.14    $       0.05    $       0.30    $       0.08
                                        ============    ============    ============    ============

Weighted average number of
  common shares outstanding - Diluted     11,364,524      10,839,436      11,233,812      10,480,182
                                        ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -------------------------
                                                                              1998            1997
                                                                           -------------------------
OPERATING ACTIVITIES:
Net income                                                                 $  3,421          $    811
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                            2,694             2,489
Change in operating assets and liabilities,net of effect of acquisitions
     Accounts receivable                                                       (541)           (4,315)
     Parts and supplies                                                        (365)             (109)
     Prepaid expenses                                                           (88)              246
     Other assets                                                            (1,632)               35
     Accounts payable                                                            59              (546)
     Accrued liabilities                                                     (2,179)            2,106
     Deferred revenue                                                           (23)             (181)
                                                                           --------          --------
Net cash provided by operating activities                                     1,346               536
                                                                           --------          --------

INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired                         (7,130)           (5,704)
     Proceeds from maturity of short-term investments                          --               5,799
     Purchases of short-term investments                                       --              (2,335)
     Capital expenditures                                                    (1,825)           (1,124)
                                                                           --------          --------
Net cash used in investing activities                                        (8,955)           (3,364)
                                                                           --------          --------

FINANCING ACTIVITIES:
     Proceeds from line of credit                                             4,075              --
     Repayment of long term debt                                             (1,244)             (936)
     Principal payments on capital lease obligations                           (116)             (246)
     Principal payments on notes receivable for common stock purchases         --                   4
     Proceeds from issuance of common stock                                     295                37
                                                                           --------          --------
Net cash provided by (used in) financing activities                           3,010            (1,141)
                                                                           --------          --------

Net decrease in cash and cash equivalents                                    (4,599)           (3,969)
Cash and cash equivalents at beginning of period                              5,374            11,950
                                                                           --------          --------
Cash and cash equivalents at end of period                                      775             7,981
                                                                           ========          ========

Non-cash activities:
     Net issuances of notes payable for certain acquisitions               $    195          $  2,737
     Net issuances of common stock for certain acquisitions                $  1,807          $  2,796




   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying Condensed Consolidated Financial Statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto for the three years ended December 31, 1997, as filed with the Company's 1997 Annual Report on Form 10-K. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to FAS 128 requirements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements and is effective for the Company beginning January 1, 1998. The adoption of FAS 130 has had no impact on the Company's financial position, results of operations, or cash flows.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for the year ended December 31, 1998. The Company is evaluating the disclosure requirements of FAS 131 and has not determined whether its adoption will have a material impact on its future disclosure requirements.

NOTE 3.  ACQUISITIONS

         In July, 1998 the Company acquired the customer contracts and selected other assets of Regional Recycling, Inc. ("Regional") and Allegro Carting and Recycling, Inc. ("Allegro"), operating in New Jersey and in the New York City metropolitan market, respectively. In August 1998, the Company acquired the customer contracts and selected other assets of Medical Compliance Services, Inc., a Texas Corporation, and Medical Compliance Services, Inc., a New Mexico Corporation (together, "MCS"), operating in western Texas and New Mexico, respectively, and also agreed to purchase the treatment facility and equipment of MCS in Albuquerque, New Mexico.

        The combined purchase price for these three acquisitions of approximately $7,292,000 (exclusive of the purchase price of MCS's Albuquerque treatment facility and equipment, the closing of which is not expected to occur until 1999) was paid in shares of the Company's common stock, in the case of Regional and Allegro acquisitions, and cash, in the case of the MCS acquisition.

         The Company has not presented pro-forma results of operations for the nine months ended September 30, 1998 and 1997, reflecting the Company's 1998 acquisitions, since in the opinion of management, the Company's combined acquisitions are not material to the Company's Condensed Consolidated Statements of Operations.

NOTE 4.   SALES OF EQUIPMENT

          In June 1998, the Company sold equipment utilizing the Company's Electro-Thermal-Deactivation ("ETD") technology to a Mexican joint venture company, Medam S.A. de C.V. The Company holds a 24.5% interest in the joint venture. Revenues of $1,202,000 have been recognized in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998.

          In July 1998, the Company entered into an agreement to supply and license its ETD technology to Companhia Auxiliar de Viacao e Obras - CAVO of Sao Paulo, Brazil. The Company agreed to supply ETD equipment and license technology and to provide engineering, installation, training, and start up services. Revenues of $2,600,000 have been recognized in the Company's Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1998.

NOTE 5.   STOCK OPTIONS

          During the quarter ended September 30, 1998, options to purchase common stock totaling 33,200 shares were granted to key employees. These options will vest ratably over a five year period and have an average exercise price of approximately $14.309 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorized the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.


NOTE 6.  STOCK ISSUANCE

         During the quarter ended September 30, 1998, options to purchase 40,033 shares of common stock were exercised by employees at prices ranging from $0.53-$14.00 per share. The Company also issued 82,052 shares of common stock in connection with certain acquisitions.

NOTE 7.  INCOME TAXES

          Prior to 1997, the Company had generated net operating losses for income tax purposes. Any benefit resulting from these net operating losses has been offset by a valuation allowance. Annual utilization of the Company's net operating loss carryforward is limited by Internal Revenue Code Section 382. The Company's 1998 income tax expense reflects federal taxable income expected in excess of the Section 382 limitation and income taxes in states where the Company has no offsetting net operating losses. The Company's 1997 income tax expense reflects the federal alternative minimum tax and income taxes in states where the Company has no offsetting net operating losses. For the nine month periods ended September 30, 1998 and 1997, utilization of the Company's net operating loss carryforward reduced the Company's income tax expense by $900,000 and $314,000.


NOTE 8.  SUBSEQUENT EVENTS

WASTE SYSTEMS, INC. ACQUISITION

          As of October 1, 1998, the Company acquired all of the issued and outstanding capital stock of Waste Systems, Inc. ("WSI"), from WSI's two stockholders, both German limited liability partnerships. The purchase price was
(i) $10,000,000 in cash and (ii) the grant of certain exclusive negotiation and first refusal rights to the WSI stockholders in respect of the purchase, for installation and operation in the Federal Republic of Germany, of medical waste treatment units incorporating the Company's proprietary electro-thermal deactivation technology.

          WSI owns a majority of the outstanding common stock of 3CI Complete Compliance Corporation. 3CI is engaged in the regulated medical waste management business in the southwestern and southeastern United States, including Alabama, Arkansas, Georgia, Florida, Louisiana, Missouri, Kansas, Mississippi, Oklahoma, Tennessee and Texas. 3CI's common stock is traded on the Nasdaq SmallCap Market under the symbol "TCCC".

       WSI owns 5,104,448 shares of 3CI's common stock, par value $.01 per share, representing 52.2% of the 9,778,825 shares of 3CI common stock that were outstanding as of August 14, 1998 (according to 3CI's quarterly report on Form 10-Q for the quarter ended June 30, 1998). In addition, WSI owns all of 3CI's outstanding preferred stock, consisting of 7,000,000 shares of 3CI's preferred stock designated as Series B Preferred Stock and 750,000 shares of 3CI's preferred stock designated as Series C Preferred Stock. WSI also owns a secured promissory note from 3CI which, as amended and restated as of September 30, 1998 is payable to WSI in the principal amount of approximately $5,487,000 on or before September 30, 1999.

MED-TECH ENVIRONMENTAL ACQUISITION

      On October 20, 1998, the Company acquired approximately 60% of the outstanding stock of Med-Tech Environmental Limited ("Med-Tech"). The Company issued a total of 66,103 shares of unregistered common stock in payment for the Med-Tech shares that it purchased and also granted the sellers certain registration rights in respect of the shares of common stock that they received.

      Med-Tech is a privately held company in Toronto, Canada providing medical waste management services in Canada and the northeastern United States. It operates in the provinces of Alberta, British Columbia, Ontario, and Quebec and the states of Connecticut, Massachusetts, Maine, New Hampshire, New York, Rhode Island and Vermont.

       In a separate transaction, the Company purchased Med-Tech's junior secured indebtedness of approximately $3,576,000 from a Canadian private investment company. The Company paid the face value of the acquired debt, in the form of $2,920,000 in cash and 36,940 shares of unregistered common stock, and also replaced a letter of credit of approximately $1,641,000 that the junior lender has provided to Med-Tech's primary lender.

          On October 29, 1998, the Company forwarded an offer to the remaining Med-Tech shareholders and to holders of Med-Tech outstanding warrants to purchase all of their shares of stock and warrants. The Company is offering to pay 0.00751 of a share of unregistered stock for each Med-Tech share and $0.025 (Canadian) in cash for each warrant. The consideration offered to the remaining Med-Tech shareholders is the same as the consideration paid to the sellers of the Med-Tech shares that the Company previously acquired (including the grant to each remaining Med-Tech shareholder who accepts the Company's offer of certain registration rights in respect of the shares of common stock that the shareholder receives). The Company's offer to the remaining Med-Tech shareholders and holders of Med-Tech's warrants is not subject to any conditions.

          On October 28, 1998, an indirect wholly-owned subsidiary of Browning-Ferris Industries, Inc. ("BFI") forwarded an offer to all Med-Tech shareholders to purchase their Med-Tech shares for $0.25 (Canadian) per share in cash. This offer is subject to a number of conditions, including the condition that at least 66-2/3% of Med-Tech's outstanding shares are acquired. On October 26, 1998, the Company announced that it had rejected the offer for Med-Tech shares that BFI had announced on October 23 but apparently only forwarded to Med-Tech shareholders on October 28, 1998.

          On October 30, 1998, the Med-Tech board of directors applied to the Ontario Securities Commission for a ruling both on whether the Company's purchases of Med-Tech shares and BFI's offer to Med-Tech shareholders were made in compliance with all regulatory requirements. The Company is confident that its purchases of Med-Tech shares were made in full compliance with applicable regulatory requirements.

NEW $25,000,000 CREDIT FACILITY

          In October 1998, the Company established a new $25,000,000 credit facility at LaSalle National Bank in Chicago, Illinois under a credit agreement entered into by the Company, its subsidiaries, and LaSalle National Bank, for itself and as agent for other lenders who may participate in the credit agreement. This new credit facility replaced the credit facility previously in place with Silicon Valley Bank. As amended, the new credit facility provides for a five-year $5,000,000 revolving line of credit for working capital purposes and a one-year $20,000,000 revolving line of credit for acquisition purposes. Upon the maturity of this latter line of credit, the outstanding balance, if any, will convert into a four-year term loan repayable in 16 equal quarterly payments of principal. If the principal amount of the term loan upon conversion is less than $15,000,000, however, a further one-year line of credit in the amount of the difference will be available for acquisition purposes, and upon the maturity of this further line of credit, the outstanding balance, if any, will convert into a three-year term loan repayable in 12 equal quarterly payments of principal.

          The Company's borrowings bear interest at either the Bank's prime rate plus .025%, or an adjusted LIBOR rate as the Company elects at the time of each borrowing. Interest is payable monthly (or at the end of the interest period, if the Company selects an interest period of less than three months in the case of a borrowing bearing interest at the adjusted LIBOR rate). As security for the Company's borrowings, the Company granted the Bank a security interest in all of the Company's tangible and intangible assets and pledged all of the capital stock of its subsidiaries.

          The Company has borrowed under the new $25,000,000 credit facility, rolling over the amount borrowed under the Silicon Valley credit facility, and financing the acquisition of Waste Systems Inc. and a portion of the purchase price of Med-Tech's junior secured indebtedness.


SALE OF WEST MEMPHIS, ARKANSAS RECYCLING FACILITY

          In October 1998, the Company sold its facility in West Memphis, Arkansas for $425,000, relocating its recycling, research and development operations to another existing Stericycle facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company provides regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services to its customers, together with related training and education programs and consulting services. The Company also sells ancillary supplies and in selected geographic service areas transports pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling. Internationally, the Company licenses its patented machinery technology and occasionally may sell equipment.

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1997

         Revenues. Third quarter revenues increased by $4,082,000 or 32.2% to $16,741,000 for the three months ended September 30, 1998 from $12,659,000 for the same period in 1997. The Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with core generators. This increase in revenues also reflects $2,600,000 from the sale of equipment to a Brazilian company, Companhia Auxiliar de Viacao e Obras ("CAVO"), pursuant to an agreement under which the Company will supply equipment utilizing the Company's electro-thermal deactivation ("ETD") technology and will provide engineering, installation, training and start-up services to CAVO. During the three months ended September 30, 1998, acquisitions contributed approximately $1,384,000 to the increase in revenues as compared to the same period in 1997.

         Cost of Revenues. Cost of revenues, increased $1,856,000, to $10,863,000 during the three months ended September 30, 1998 from $9,007,000 during the comparable period in 1997. The gross margin as a percentage of revenues increased to 35.1% during the three months ended September 30, 1998 from 28.8% during the comparable period in 1997. This improvement in gross margin as a percentage of revenues is primarily due to further integration of new acquisitions into the existing infrastructure, lower costs relating to the mix of alternate care versus core generators, the leveraging of treatment capacity, general productivity improvements and the sale of equipment to CAVO.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,793,000 for the three months ended September 30, 1998 as compared to $3,122,000 for the comparable period in 1997 due to strengthening of the Company's sales and administrative organizations, and the additional legal expenses related to an acquisition that was not completed, permitting activities, and a bad debt write-off related to a customer bankruptcy. Selling, general and administrative expenses as a percentage of revenues decreased to 22.6% during the three months ended September 30, 1998 from 24.7% during the comparable period in 1997. The decrease is primarily attributable to the Company's ability to absorb the acquisitions within its existing organization and additional leverage achieved from the sale of equipment to CAVO.

         Interest Expense and Interest Income. Interest expense decreased to $118,000 during the three months ended September 30, 1998 from $121,000 during the comparable period in 1997 primarily due to the repayment of debt issued in the acquisition of certain assets from Waste Management, Inc. in December 1996 offset by borrowings on the Company's revolving credit facility. Interest income decreased to $69,000 during the three months ended September 30, 1998 from $131,000 versus the prior year primarily due to lower cash balances as a result of acquisitions.

         Income Tax Expense. The effective tax rate of 24.5% for the three months ended September 30, 1998 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforwards and state income taxes in states where the Company has no offsetting net operating losses.

         Net Income. Net income for the second quarter ended September 30, 1998 was $1,553,000 compared to net income of $529,000 in the third quarter of 1997. The quarterly results were driven by the Company's acquisitions, internal growth from the increased investment in sales and marketing and new revenue from the sale of equipment. Earnings per basic share increased to $.15 versus $.05 in the same period in 1997.

       NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 1997

         Revenues. Revenues increased by $11,284,000 or 33.7% to $44,759,000 for the nine months ended September 30, 1998 from $33,475,000 for the same period in 1997. The Company continues to focus on sales to higher-margin alternate care generators while simultaneously paring certain lower-margin accounts. This increase in revenues also reflects $3,802,000 in revenues from the sale of equipment to CAVO and to a Mexican joint venture company, Medam S.A. de C.V., that the Company and others formed for the collection, treatment, and disposal of regulated medical waste in the Mexico City metropolitan market utilizing the Company's ETD treatment technology. During the nine months ended September 30, 1998 acquisitions contributed approximately $6,456,000 to the increase in revenues as compared to the same period in 1997.

         Cost of Revenues. Cost of revenues for the nine months ended September 30, 1998, increased $5,379,000 to $30,492,000 from $25,113,000 during the comparable period in 1997. The increase was primarily due to the substantial increase in sales volumes in 1998 compared to 1997 and equipment supplied to Mexico and Brazil. Gross margin as a percentage of revenues increased to 31.9% during the nine months ended September 30, 1998 from 25.0% during the comparable period in 1997 as a result of further integration of new acquisitions into the existing infrastructure, lower costs relating to the mix of alternate care versus core generators, leveraging of existing treatment capacity and the sale of equipment to CAVO.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10,151,000 for the nine months ended September 30, 1998 as compared to $7,725,000 for the comparable period in 1997 due to the continued efforts of the Company to grow and optimize the sales and administrative organizations and increased amortization of goodwill associated with acquisitions. Selling, general and administrative expenses as a percentage of revenues decreased to 22.7% during the nine months ended September 30, 1998 as compared to 23.1% for the same period in 1997.

         Interest Expense and Interest Income. Interest expense decreased to $242,000 during the nine months ended September 30, 1998 from $336,000 during the comparable period in 1997 primarily due to the repayment of certain debt issued with respect to acquisitions offset by borrowings on the Company's revolving credit facility. Interest income also decreased to $308,000 during the nine months ended September 30, 1998 from $528,000 versus the prior year primarily due to lower cash balances as a result of acquisitions and repayment of debt.

         Income Tax Expense. The effective tax rate of approximately 18.6% for the nine months ended September 30, 1998 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforwards and state income taxes in states where the Company has no offsetting net operating losses.

         Net Income. Net income for the nine months ended September 30, 1998 was $3,421,000 compared to net income of $811,000 in the comparable period of 1997. The results are attributable to a combination of the Company's efforts regarding increased utilization of resources, internal growth from the increased sales volumes through acquisitions and sales and marketing achievements and new international revenue from the sale of equipment. Earnings per basic share for the first nine months increased to $.32 versus $.08 in the same period in 1997.

\



LIQUIDITY AND CAPITAL RESOURCES

         The Company has been financed principally through the sale of stock to investors. Prior to the Company's initial public offering ("IPO") in August 1996, purchasers of stock invested more than $50,137,000 in capital which has been used to fund research and development, acquisitions, capital expenditures, operating losses and working capital requirements. The Company's IPO raised $31,050,000, excluding offering costs, which has been used primarily to fund acquisitions and for general working capital. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, as of September 30, 1998, the Company had available a $7,500,000 revolving line of credit secured by accounts receivable and a security interest in all of the Company's other assets. At September 30, 1998, the Company had borrowed $4,125,000 under this line of credit. In addition, effective October, 1998, the Company established a new $25,000,000 bank credit facility, which provides for a five year $5,000,000 revolving line of credit for working capital purposes and a one year $20,000,000 line of credit for acquisition purposes which replaces the Company's previous $7,500,000 revolving line of credit. Substantially all the Company's assets and the capital stock of its subsidiaries are pledged as security under the credit agreement. (See Note 8 in the Notes to Condensed Consolidated Financial Statements)

         At September 30, 1998 the Company's net working capital was $3,298,000 compared to net working capital of $7,214,000 at December 31, 1997. The decrease in net working capital is primarily due to lower cash balances and higher current liabilities as a result of the debt issued in certain acquisitions, partially offset by higher receivables and other current assets.

         Net cash provided by operating activities increased to $1,346,000 during the nine months ended September 30, 1998 compared to $536,000 during the same period in 1997. This increase primarily reflects the higher earnings, offset by an increase in other assets and accrued liabilities.

         Net cash used in investing activities for the nine month period ended September 30, 1998 amounted to $8,955,000 compared to $3,364,000 for the same period in 1997. The change is primarily attributable to the maturity of temporary investments of the Company's IPO proceeds in 1997 versus the use of such funds in 1998. Capital expenditures were $1,825,000 for the nine months ended September 30, 1998 compared to $1,124,000 for the same period in 1997. The increase in capital spending is a result of continued improvements made to existing treatment facilities. Payments for acquisitions amounted to $7,130,000 of the cash used in investing activities in the first nine months of 1998.

         Net cash provided by financing activities was $3,010,000 during the nine months ended September 30, 1998 compared to net cash used in financing activities of $1,141,000 for the same period in 1997. The difference between the periods results primarily from additional borrowing required to finance acquisitions during the first nine months of 1998.

YEAR 2000 ISSUES

         The Company has developed a plan to modify its information technology for the year 2000 and has begun converting critical data processing systems. The Company currently expects the remediation project to be substantially completed by June 1999 at a cost not to exceed $100,000. The Company has an established plan in place to address all hardware and software issues related to the business. Furthermore, the business is not materially impacted by interfaces with either customers or vendors, nor do any individual customers comprise a large portion of the Company's total revenues. The Company does not believe that the year 2000 presents an exposure as it relates to the Company's key products and services.

         The year 2000 plan comprises both a remediation plan for existing hardware and software, while the backup plan is part of a larger project to upgrade the Company's overall business information systems. The Company has conducted an extensive search for potential issues, which could affect the business and potentially has included in it issues relating to the year 2000. An assessment of our production equipment resulted in no exposure to potentially not being able to treat the medical waste. Software used in accounting is not at risk as the company already upgraded to new software which is already year 2000 compliant. Computer hardware is presently being tested, and adjustments are being made to it as required. Testing plans have been designed and are being implemented on a continuous basis for both hardware and software. The Company is in the process of developing a compliance status from its significant vendors.

          Management of the Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Company has not yet completed all phases of the year 2000 program. As of today, and in the event that the company does not complete any additional phases, the company would be unable to invoice a portion of its customers.

         Disruption in the economy generally resulting from year 2000 issues could also adversely affect the Company. The Company could be subject to litigation or fines for equipment shutdown or failure to properly date business records.

          The Company will develop contingency plans for certain critical applications. The contingency plans involve, among other actions, manual workarounds, increasing parts and supplies inventories, conversion to the new business information systems, and adjusting staffing strategies.

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

PART II. OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  11   Statement Re: Computation of Per Share Earnings

                  27   Financial Data Schedule

             (b)  Reports on Form 8-K

             On September 15, 1998, the Company filed a report on Form 8-K, dated August 31, 1998, in connection with its acquisition of the customer contracts and selected other assets of Medical Compliance Services, Inc., a Texas corporation, and Medical Compliance Services, Inc., a New Mexico corporation. The Company did not file any other reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STERICYCLE, INC.



                                 By:        /s/ Frank J.M. ten Brink
                                    -------------------------------------------
                                    Frank J.M. ten Brink
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date: November 16, 1998

                                                                      EXHIBIT 11



                        STERICYCLE, INC. AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                                   (unaudited)


                                                FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                --------------------------   --------------------------
                                                   1998         1997            1998          1997
                                                --------------------------   --------------------------
Weighted average common shares outstanding
   - basic earnings per share                    10,694,683    10,360,219    10,579,886     9,999,026

Common stock issuable upon assumed conversion
   of stock options and warrants                    669,841       479,217       653,926       481,156
                                                -----------   -----------   -----------   -----------
Adjusted weighted average common shares
   outstanding - diluted earnings per share      11,364,524    10,839,436    11,233,812    10,480,182
                                                ===========   ===========   ===========   ===========

Net income (in thousands)                       $     1,553   $       529   $     3,421   $       811
                                                ===========   ===========   ===========   ===========

Net income per share - basic                    $      0.15   $      0.05   $      0.32   $      0.08
                                                ===========   ===========   ===========   ===========

Net income per share - diluted                  $      0.14   $      0.05   $      0.30   $      0.08
                                                ===========   ===========   ===========   ===========
