Form 10-K
period 1998-12-31
STERICYCLE INC
filed 1999-03-31
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

              28161 NORTH KEITH DRIVE, LAKE FOREST, ILLINOIS 60045
                    (Address of principal executive offices)

                                 (847) 367-5910
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:  None

              Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 30, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $198,493,735.

     On March 30, 1999, there were 14,500,101 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999.

                                     PART I


ITEM 1.    BUSINESS

INTRODUCTION

       Stericycle is the second largest provider of regulated medical waste management services in the United States, providing regulated medical waste collection, transportation, treatment and disposal services to over 78,000 customers in 40 states, the District of Columbia and four Canadian provinces. Combining proprietary treatment technology with a health care orientation in both the scope of its services and the experience of its management, the Company believes that it is in a unique position to manage regulated medical waste in a safe and cost-effective manner and to capitalize on the current consolidation trend in the regulated medical waste management industry. Since 1991, the Company has completed 35 acquisitions, of which 27 were completed since the Company's initial public offering in August 1996. These acquisitions, combined with growth from its existing operations, have increased the Company's revenues from $1.6 million in 1991 to $66.7 million in 1998. In February 1999, the Company completed a second public offering.

       The Company's integrated services include regulated medical waste collection, transportation, treatment, disposal, reduction, re-use and recycling services, together with related training and education programs, consulting services and product sales. The Company has historically operated in seven geographic service areas: (i) California, Nevada and Arizona; (ii) Oregon, Washington, Idaho and British Columbia; (iii) Illinois, Indiana, Minnesota and Wisconsin; (iv) Ohio, Michigan, Kentucky and Tennessee; (v) Texas and New Mexico; (vi) Connecticut, Massachusetts, Maine, New Hampshire, Rhode Island and Vermont; and (vii) Alabama, Delaware, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia and the District of Columbia. The Company's subsidiary, Med-Tech Environmental Limited ("Med-Tech"), operates in the Canadian provinces of Quebec, Ontario, Alberta and British Columbia, as well as the northeast United States. The Company's majority-owned subsidiary, 3CI Complete Compliance Corporation ("3CI"), operates in Alabama, Arkansas, Georgia, Florida, Missouri, Kansas, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. The Company markets its services to two principal types of customers: (i) outpatient clinics, medical and dental offices,long-term and sub-acute care facilities, biomedical companies, municipal entities and other smaller-quantity generators of regulated medical waste ("Alternate Care" generators); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("Large Quantity" generators). The Company's revenues for 1998 were slightly higher for Alternate Care generators than for Large Quantity generators. The Company anticipates that a greater proportion of its future revenues will continue to be derived from Alternate Care generators as the Company continues to focus its marketing efforts on the rapidly growing, higher-margin Alternate Care market.

       Regulated medical waste is generally described as any waste that can cause an infectious disease or that can reasonably be suspected of harboring human pathogenic organisms. Regulated medical waste includes single-use disposable items such as needles, syringes, gloves and laboratory, surgical and emergency room and other supplies which have been in contact with blood or bodily fluids; cultures and stocks of infectious agents; and blood and blood products. An independent study published in 1997 estimated that the size of the regulated medical waste management market in the United States in 1999 would be more than $1.3 billion.

       The Company believes that its regulated medical waste management system using its proprietary Electro-Thermal-Deactivation ("ETD") treatment process is the only commercially-proven system that: (i) kills human pathogens in regulated medical waste without generating liquid effluents or regulated air emissions;
(ii) affords certain operating cost advantages over the principal competing treatment methods; (iii) reduces the volume of regulated medical waste by up to 85%; (iv) renders regulated medical waste unrecognizable; (v) permits the recovery and recycling of usable plastics from regulated medical waste; and (vi) enables the remaining regulated medical waste to be safely landfilled or used as an alternative fuel in energy production.

TRENDS IN THE HEALTH CARE AND MEDICAL WASTE INDUSTRIES

The Company believes that its business has grown and will continue to grow as a consequence of certain trends in the health care and regulated medical waste industries.

Increased Awareness of Regulated Medical Waste

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

In addition, the Occupational Safety and Health Administration ("OSHA") has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious material that require, among other things, special procedures for the handling and disposal of regulated medical waste and annual training of all personnel who are potentially exposed to blood and other bodily fluids. The Company believes that the scope of these regulations will help to expand the market for the Company's services beyond traditional providers of health care.

As a consequence of these legislative and regulatory initiatives, the Company believes that health care providers and other generators of regulated medical waste continue to be concerned about the handling, treatment and disposal of regulated medical waste. These concerns are reflected by their desire to: (i) reduce on-site handling of regulated medical waste in order to minimize employee contact; (ii) assure safe transportation of regulated medical waste to treatment sites; (iii) assure destruction of potentially infectious human pathogens; (iv) render the treated regulated medical waste nonrecognizable in order to reduce liability and to increase disposal options; and (v) minimize the impact of the treatment process on the environment and the volume of solid waste deposited in landfills.

Growing Importance of Alternate Care Generators

The Company believes that in response to managed care and other health care cost-containment pressures, patient care continues increasingly to shift from higher-cost acute-care settings to less expensive off-site treatment alternatives. Many common diseases and conditions are now being treated in alternate-site settings. According to a report published by the U.S. Health Care Financing Administration, total alternate-site health care expenditures in the United States increased from approximately $6 billion in 1985 to approximately $28 billion in 1996. The Company believes that alternate-site health care expenditures will continue to grow in response to governmental and private cost-containment initiatives.

Alternate Care generators are an increasingly important source of revenues in the regulated medical waste industry. An independent report estimated that in 1990 (the most recent year for which the Company has information from published sources) approximately 23% (by weight) of regulated medical waste was produced by Alternate Care generators. The Company believes on the basis of its experience both that this percentage has increased significantly and that Alternate Care generators account for a greater percentage of regulated medical waste treatment revenues than the percentage of regulated medical waste volume that they generate. Individual Alternate Care generators typically do not produce a sufficient volume of regulated medical waste to justify substantial capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. The Company believes that Alternate Care generators are accordingly extremely service-sensitive, relying on their regulated medical waste management provider for timely waste removal, creative solutions for safer regulated medical waste handling, establishment of regulated medical waste management protocols, education on regulated medical waste reduction techniques and assistance with compliance and recordkeeping. The Company believes that growth in the number of Alternate Care generators will generate growth in the overall regulated medical waste management market and will continue to provide growth opportunities for the Company.

Shift from On-Site Incineration to Off-Site Treatment

     The Company believes that during the past five years, government clean air regulations have increased both the capital costs required to bring many existing incinerators into compliance with such regulations and the operating costs of continued compliance. As a result, many hospitals have shut down their incinerators. This trend is expected to accelerate in response to regulations which the U.S. Environmental Protection Agency ("EPA") adopted in September 1997 limiting the discharge into the atmosphere of pollutants released by medical waste incineration. The EPA estimates that of the approximately 1,100 small, 690 medium and 460 large medical waste incinerators in operation in May 1996, approximately 93-100% of the small incinerators, 60-95% of the medium incinerators and up to 35% of the large incinerators will be closed. The Company believes that these closures will occur over a period of several years and expects to benefit from this anticipated movement by hospitals to outsource regulated medical waste disposal rather than incur the cost of installing the air pollution control systems necessary to comply with the EPA's regulations.

Industry Consolidation

     Although the regulated medical waste management industry remains highly fragmented, the number of competitors is decreasing as a result of industry consolidation. National attention on regulated medical waste in the late 1980s led to rapid growth in the industry and a highly fragmented competitive structure. Entrants into the industry included several large municipal waste companies and many independent haulers and incinerator operators. Since 1990, however, government clean air regulations and public concern about the environment have increased the costs and public opposition to both on- and off-site regulated medical waste incineration. As a result, the Company believes that some independent haulers and incinerator operators have encountered increasing difficulty competing with integrated companies like the Company, which typically have their own low-cost treatment plants. The Company believes that some of these independent haulers are withdrawing from the regulated medical waste industry. As a result of industry consolidation, the Company believes that it has increasing opportunities to acquire medical waste management businesses.

Health Care Cost and Liability Containment Initiatives

The health care industry continues to be under pressure to reduce costs and improve efficiency. In part, this has been accomplished through the outsourcing of certain services, including regulated medical waste management. The Company believes that its regulated medical waste management services facilitate cost containment by health care providers by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other potentially infectious material, and significantly reducing the amount of capital invested in on-site treatment of regulated medical waste.

GROWTH STRATEGY

The Company plans to increase its revenue and profitability through improved penetration of existing geographic service areas, expansion into new areas and selected acquisitions.

Increase Customer Density In Existing Service Areas

     The Company continues to implement a number of programs to increase customer density, including targeted telemarketing and direct sales efforts and alliances with entities that provide access to new customers within existing geographic service areas. Due to the high fixed costs associated with the collection and treatment of regulated medical waste, significant economies of scale result from increased customer density in existing service areas, and accordingly, the Company's telemarketing and direct sales efforts target securing new customer agreements within its existing service areas. The Company markets to both Large Quantity and Alternate Care generators, focusing on Alternate Care generators. The Company also reviews potential marketing alliances with various hospitals, health maintenance organizations, medical suppliers and others as a way to access primarily Alternate Care customers.

Expand Geographically

     The Company estimates that its existing transportation and treatment system enables it to serve effectively an area encompassing approximately 80% of the U.S. population. In order to expand its geographic coverage, the Company plans, among other things, to develop additional transfer stations, acquire independent haulers and integrated competitors, expand its telemarketing and direct sales efforts and, where appropriate, construct new treatment facilities.

     The Company plans to continue to expand its "hub and spoke" transportation strategy by acquiring or developing additional transfer stations. Channeling waste through additional transfer stations allows the Company to maximize the utilization of existing treatment facilities. Selective development of transfer stations would enable the Company to serve effectively an area encompassing approximately 80% of the U.S. population. The Company believes that expanded telemarketing and direct sales efforts will help develop new geographic service areas. As soon as contracts for managing a critical mass of regulated medical waste are obtained, the Company reviews whether the construction of additional treatment or transfer facilities is economically justified.

     The Company is also expanding beyond the United States and Canada. In 1996, the Company entered into an agreement with a Brazilian company to assist in exploring opportunities for the commercialization of the Company's medical waste management technology in certain territories in South America. This relationship was expanded in July 1998, when the Company entered into an agreement for an exclusive license to use the Company's ETD technology in Brazil and for the sale to the Brazilian company, Companhia Auxiliar de Viacao e Obras -- CAVO, of a fully-integrated ETD system for use in treating medical waste in the Sao Paulo, Brazil metropolitan market. In February 1998, the Company announced the formation of a Mexican joint venture company, Medam S.A. de C.V. ("Medam"), to utilize the Company's ETD technology to treat medical and infectious waste primarily in the Mexico City market. Medam, which was formed with an established Mexican company and an American firm of international consulting engineers, has obtained the appropriate permits to construct and operate a treatment facility. This facility, which is the largest medical waste treatment facility permitted to date in Mexico, became operational in 1998. In addition, Medam has acquired a transportation service company in Mexico. There can be no assurance, however, that the Company will be successful in expanding profitably into foreign markets.

Pursue Selected Acquisitions

The acquisition of other regulated medical waste management businesses, including both independent haulers and integrated competitors, is a key element of the Company's strategy to increase the number of customers in its current markets and to expand its operations geographically. Many of these potential acquisition candidates participate in both the solid waste industry as well as the regulated medical waste industry. The Company believes that its exclusive focus on, and leadership position in, the regulated medical waste industry, its successful expansion strategy and its customer-service focus make it an attractive buyer to sellers who are interested in participating in the growth potential inherent in an industry consolidation.

     Since the Company's initial public offering in August 1996, the Company has completed 27 acquisitions of other regulated medical waste management businesses. The Company's acquisitions have typically involved the purchase of selected assets consisting principally of customer lists and contracts, vehicles and related equipment and supplies.

     The Company's two most significant acquisitions during 1998 were of Med-Tech and Waste Systems, Inc. ("WSI"), the controlling shareholder of 3CI. In December 1998 and January 1999, the Company acquired all of Med-Tech's outstanding stock and warrants. Med-Tech, which is located in Toronto, Canada, provides medical waste management services in Canada and the northeastern United States. The Company paid a total of approximately $3,059,000 in cash for the Med-Tech shares and warrants that it acquired. In October 1998, the Company had purchased Med-Tech's junior secured indebtedness of approximately $3,576,000, paying the face value of the acquired debt, in the form of $2,920,000 in cash and 36,940 shares of Common Stock.

     In October 1998, the Company acquired all of WSI's outstanding stock. The purchase price was (i) $10,000,000 in cash and (ii) the grant of certain exclusive negotiation and first refusal rights to the sellers in connection with the purchase, for installation and operation in the Federal Republic of Germany, of medical waste treatment units incorporating the Company's proprietary ETD technology. WSI owns approximately 52.2% of the common stock and all of the preferred stock of 3CI, which provides regulated medical waste management services in the southeastern United States. 3CI's common stock is traded on the Nasdaq SmallCap Market under the symbol "TCCC." WSI also owns a secured promissory note from 3CI which, as amended in December 1998, is payable to WSI in the principal amount of approximately $6,237,000 on or before September 30, 1999.

     The purchase price for the Company's 33 other acquisitions to date (including the eight acquisitions completed in the three years prior to the Company's initial public offering and the six acquisitions completed in the first quarter of 1999) has been paid by a combination of cash, promissory notes, shares of the Company's Common Stock and assumption of liabilities (or, in one case, the forgiveness of indebtedness). The Company anticipates that its future acquisitions of other regulated medical waste management businesses will be made by the payment of cash, the issuance of debt or equity securities or a combination of these methods. The Company believes that its acquisition strategy is enhanced by the fact that the Company's Common Stock is publicly traded.

     The Company believes that its management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular medical waste management business can be successfully integrated into the Company. In determining whether to proceed with a business acquisition, the Company evaluates a number of factors including: (i) the effect of the proposed acquisition on the Company's earnings per share; (ii) the composition and size of the seller's customer base; (iii) the efficiencies that may be obtained when the acquisition is integrated with one or more of the Company's existing operations; (iv) the potential for enhancing or expanding the Company's geographic service area and allowing the Company to make other acquisitions in the same service area; (v) the seller's historical and projected financial results; (vi) the purchase price negotiated with the seller and the Company's expected internal rate of return; (vii) the experience, reputation and personality of the seller's management; (viii) the seller's customer service reputation and relationships with the communities that it serves; (ix) if the acquisition involves the assumption of liabilities, the extent and nature of the seller's liabilities, including environmental liabilities; and (x) whether the acquisition gives the Company any strategic advantages over its competition.

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

Expand Range of Products and Services

     The Company believes that it has the opportunity to expand its business by increasing the range of products and services that it offers to its existing customers and by adding new customer categories. For example, the Company may expand its collection, treatment, disposal and recycling of regulated medical waste generated by health care providers to include wastes that are currently handled by the Company only on a limited basis, such as photographic chemicals, lead foils, and amalgam used in dental and radiology laboratories. In addition, the Company may decide to offer single-use disposable medical supplies to its customers.

TREATMENT TECHNOLOGIES

     The three most common off-site commercial technologies for treating regulated medical waste are incineration, autoclaving and the Company's proprietary ETD treatment process. See "--Patents and Proprietary Rights." Additional alternative technologies and methods, which have not gained wide commercial acceptance, include chemical treatment, chemclaving (a combination of chemical treatment and autoclaving), microwaving and certain specialized or experimental technologies, including the development and marketing of reusable or degradable medical products designed to reduce the generation of regulated medical waste.

     Historically, the Company treated all of the regulated medical waste that it collected using its proprietary ETD treatment process. As a result of recent acquisitions, however, the Company and its subsidiaries now operate, in addition to four ETD treatment facilities, seven facilities that use either incineration or autoclaving to treat regulated medical waste, as well as one chemclave and one microwave unit. The Company estimates that during 1998, the Company used incineration or autoclaving at its own facilities or those of third parties for approximately 43% of the regulated medical waste that it treated. This percentage is likely to increase as a result of recent and future acquisitions. The Company varies its treatment of regulated medical waste among available treatment technologies based on capacity and pricing considerations in each service area in order to minimize operating costs and capital investments.

Principal Treatment Technologies

       Incineration. The Company estimates that incineration accounts for approximately 65-70% of United States permitted off-site capacity to treat regulated medical waste. Incineration burns regulated medical waste at elevated temperatures and reduces it to ash. Like ETD, incineration significantly reduces the volume of waste, and it is the recommended treatment and disposal option for certain types of regulated medical waste such as anatomical waste or residues from chemotherapy procedures. Incineration has come under increasing criticism from the public and from federal, state and local regulators, however, because of the airborne emissions that it generates. Emissions from incinerators can contain pollutants such as dioxins, furans, carbon monoxide, mercury, cadmium, lead and other toxins which are subject to federal, state and, in some cases, local regulation. The ash byproduct of incineration may also constitute a hazardous substance. As a result, there is a significant cost to construct new incineration facilities, and there may be a substantial additional expense to improve existing facilities, in order to insure that their operation is in compliance with regulatory standards.

     Autoclaving. The Company estimates that autoclaving accounts for approximately 20-25% of United States permitted off-site capacity to treat regulated medical waste. Autoclaving treats regulated medical waste with steam at high temperature and pressure to kill pathogens. The technology is most effective if all surfaces are uniformly exposed to the steam, but uniform exposure may not always occur, potentially leaving some pathogens untreated. In addition, autoclaving alone does not change the appearance of waste, and recognizable regulated medical waste may not be accepted by landfill operators. To compensate for this disadvantage, autoclaving may be combined with a shredding or grinding process to render the regulated medical waste nonrecognizable. The high temperatures generated in the autoclaving process occasionally change the physical properties of plastic waste, prohibiting its recycling.

     ETD Treatment Process. The Company estimates that its patented ETD treatment process accounts for approximately 8% of United States permitted off-site capacity to treat regulated medical waste. ETD also includes a system for grinding regulated medical waste. After grinding, ETD uses an oscillating energy field of low-frequency radio waves to heat regulated medical waste to temperatures that destroy pathogens such as viruses, vegetative bacteria, fungi and yeast without melting the plastic content of the waste. ETD is most effective on materials with low electrical conductivity that contain polar molecules, including all human pathogens. Polar molecules are molecules that have an asymmetric electronic structure and tend to align themselves with an imposed electric field. When the polarity of the applied field changes rapidly, the molecules try to keep pace with the alternating field direction, thus vibrating and in the process dissipating energy as heat. The Company believes that, among other possible explanations for the efficacy of the ETD treatment process, the electric field created by ETD produces high molecular agitation and as a result rapidly generates high temperatures, and that all of the molecules exposed to the field are agitated simultaneously, producing heat throughout the waste instead of being imposed from the surface as in conventional heating. The Company believes that this phenomenon, called volumetric heating, transfers energy directly to the waste, resulting in heating throughout the entire waste material and eliminating the inherent inefficiency of transferring heat first from an external source to the surface of the waste and then from the surface to the interior of the waste. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, such as microwaves, which can penetrate regulated medical waste of a typical density only to a depth of approximately five inches. ETD uses specific frequencies that match the physical properties of regulated medical waste, generally enabling the ETD treatment process to kill pathogens at temperatures as low as 90(degree)C. Although ETD is effective in destroying pathogens present in anatomical waste, the Company does not currently treat anatomical waste using the ETD process.

Advantages of the Company's ETD Treatment Process

     The Company believes that its proprietary ETD treatment process provides certain advantages over both incineration and autoclaving.

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

     Volume Reduction and Unrecognizability. The Company's regulated medical waste management program reduces the overall volume of regulated medical waste in several ways. The Company's patented reusable container, used under the trademark Steri-Tub(R), replaces the use of corrugated containers for many Large Quantity and Alternate Care generators of large amounts of regulated medical waste, thus reducing waste volume by as much as 10-15%. Once medical waste has undergone the ETD treatment process, the original cubic volume of the waste is reduced by approximately 85%. This reduction in the volume of regulated medical waste is comparable to the volume reduction obtained by incineration. Autoclaving alone does not reduce the volume of regulated medical waste or render it unrecognizable. To reduce waste volume and to overcome the unwillingness of many landfill operators to accept recognizable treated regulated medical waste, autoclaving must be combined with a shredding or grinding operation, adding to its cost. A proprietary size reduction feature is a component of the ETD treatment process. As a result of grinding, re-use and recycling, the cubic volume of treated regulated medical waste disposed of by the Company in landfills during 1998 was only approximately 8% of the original cubic volume of the waste received by the Company for treatment. The Company believes that the ability of its ETD treatment process both to reduce the volume of regulated medical waste and to render it unrecognizable gives ETD an advantage over autoclave operations that do not include shredding or grinding.

     Re-use and Recycling. The Company is presently in the process of relocating its recycling facility. Pending regulatory approval and necessary permitting, the Company intends to reopen its recycling facility in late 1999. When the Company reopens its recycling facility, the Company's customers will be able to participate in a voluntary recycling program by source-segregating their regulated medical waste. The source-segregated regulated medical waste can be treated by the ETD treatment process and, in certain geographic service areas, can then be processed through the Company's proprietary systems for the automatic recovery of polypropylene plastics. The recovered polypropylene plastics may be used by a third party to manufacture a line of "sharps" containers which are used by health care providers to dispose of sharp objects such as needles and blades. In addition, in three of the Company's geographic service areas, the Company's treated regulated medical waste is transported to resource recovery facilities owned by third parties where it is used as refuse-derived fuel in "waste-to-energy" plants to produce electricity. The Company has worked to develop a process in conjunction with a cement manufacturer to utilize treated regulated medical waste as a fossil fuel substitute in cement kilns, but this process has not been implemented by the Company on a commercial scale.

     The Company believes that its re-use and recycling capabilities provide a marketing advantage with customers who prefer to use a regulated medical waste management provider with a commitment to resource conservation.

Company's Use of Other Technologies

     While the Company continues to believe that ETD offers considerable advantages over other methods of treating regulated medical waste, the Company expects for various reasons to continue to operate facilities that use either incineration, autoclaving, microwaving or chemclaving. For example, as part of the terms of an acquisition, the Company may be required to continue to use the seller's existing treatment facilities for a specified period of time. In addition, after making an acquisition, it may not be cost-effective for the Company to replace the current treatment method with ETD, especially if the customers acquired are located outside of the service area of one of the Company's ETD treatment facilities. The Company anticipates that its newly-acquired subsidiaries, Med-Tech and 3CI, will continue to use treatment technologies other than ETD for the foreseeable future. Finally, other treatment methods may provide the Company with additional flexibility to treat certain types of regulated medical waste, e.g., anatomical waste, for which incineration is required in certain jurisdictions. Other treatment methods can also be more cost-effective in treating small bulk regulated medical waste in less populated areas.

MARKETING AND SALES

Marketing Strategy

     The Company's marketing strategy is to provide customers with a complete cost management and compliance program for their regulated medical waste. The Company recognizes that its potential customers are generally health care providers, who approach the problem of regulated medical waste management from a different perspective than typical generators of solid or municipal waste. Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding that practitioners demonstrate continual vigilance against such risks. Regulations which have been adopted by OSHA require annual training of all personnel who potentially can come into contact with bloodborne pathogens and other potentially infectious materials. These regulations also require documentation of handling procedures and detailed clean-up plans. As a result, there is a heightened awareness by health care providers of the need to implement safeguards against such risks.

     The Company has developed programs to help train employees of customers on the proper methods of handling, segregating and containing regulated medical waste in order to reduce their potential exposure. The Company also advises health care providers on the proper methods of recording and documenting their regulated medical waste management in order to comply with federal, state and local regulations. In addition, the Company offers consulting and review services to such providers regarding their internal collection and control systems and assists them in developing systems to provide for the efficient management of their regulated medical waste from the point of generation through treatment and disposal. The Company also offers consulting services to its health care customers to assist them in reducing the amount of regulated medical waste at the point of generation.

Alternate Care Generators

The Company has specifically targeted higher-margin Alternate Care generators as a growth area. Typical Alternate Care customers are individual or small groups of doctors, dentists and other health care providers who are widely dispersed and generate only a small amount of regulated medical waste. A significant concern of these customers is having the regulated medical waste picked up and disposed of in compliance with applicable state and federal regulations. The Company has telemarketers who use the Company's proprietary database to identify and qualify these Alternate Care generators and arrange appointments for the Company's trained field sales representatives. The Company believes that its telemarketing program is a cost-effective means to reach the numerous but diffuse Alternate Care generators.

     The Company has a "mail-back" service through which the Company can reach Alternate Care customers located in outlying areas that would be inefficient to serve using the Company's regular route structure. In addition, the Company has introduced a regulated medical waste management and compliance program specifically targeted to Alternate Care customers who are required to comply with the OSHA bloodborne pathogens regulations but who lack the internal personnel and systems to assure compliance.

Large Quantity Generators

     The Company believes that it has been successful in servicing its Large Quantity generator customers and plans to continue to service its current account base as long as satisfactory levels of profitability can be maintained. The Company's marketing and sales efforts to Large Quantity generators are conducted by account executives whose responsibilities include identifying and attracting new customers and servicing the existing account base of approximately 1,200 Large Quantity customers. In addition to securing new contracts, the Company's marketing and sales personnel provide consulting services to its health care customers assisting them in reducing the amount of regulated medical waste they generate, training their employees on safety issues and implementing programs to audit, classify and segregate regulated medical waste in a proper manner. The Company has several strategic alliances to supplement its marketing and sales efforts to Large Quantity generators.

     Service Agreements

     The Company negotiates individual service agreements with each Large Quantity and Alternate Care generator customer. Although the Company has a standard form of agreement, terms vary depending upon the customer's service requirements and volume of regulated medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions relating to types of containers, frequency of collection, pricing, treatment, and documentation for tracking purposes. Each agreement also specifies the customer's obligation to pack its regulated medical waste in approved containers. Service agreements are generally for a period of one to five years and include renewal options, although customers may terminate on written notice and, in most service areas, upon payment of a penalty. Many payment options are available including flat monthly or quarterly charges. The Company may set its prices on the basis of the number of containers that it collects, the weight of the regulated medical waste that it collects and treats, the number of collection stops that it makes on the customer's route, the number of collection stops that it makes for a particular multi-site customer, and other factors.

     The Company has a diverse customer base, with no single regulated medical waste service customer accounting for more than 2% of the Company's 1998 medical waste revenues. The Company does not believe that the loss of any single customer would have a material adverse effect on its business, financial condition or results of operations.

LOGISTICS

     An important element of the Company's business strategy is to maximize the efficiency with which it collects and transports a large volume of regulated medical waste and directs the deployment of many collection vehicles. This aspect of the Company's operations -- referred to as logistics -- represents the Company's single largest operating cost. Accordingly, the Company considers logistics to be a critical component of its operating plan. The Company's integrated approach to regulated medical waste management is designed to provide it with numerous logistic advantages in the process of managing regulated medical waste.

Pre-Collection

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

Containers

     A key element of the Company's pre-collection measures is the use of specially designed containers by most of the Company's Large Quantity and Alternate Care generators of large volumes of regulated medical waste. The Company has developed and patented a reusable leak- and puncture-resistant container, made from recycled plastic and used under the registered trademark Steri-Tub(R). The plastic container enables regulated medical waste generators to reduce costs by reducing the number of times that regulated medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing workers' compensation liability resulting from human contact with regulated medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. The Company believes these features to be an improvement over its competitors' reusable "point-of-generation" containers. If a customer generates a large volume of waste, the Company will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, the Company will not accept medical waste unless it is properly packaged by customers in Company-supplied or -approved containers.

Collection and Transportation

     Efficiency of collection and transportation is a critical element of the Company's logistics. The Company seeks to maximize route density and the number of stops on each route. The Company employs a tracking system for its collection vehicles which is designed to maximize logistic efficiency. The Company deploys dedicated collection vehicles of different capacities depending upon the amount of regulated medical waste to be collected at a particular stop or on a particular route. The Company collects containers or corrugated boxes of regulated medical waste from its customers at intervals depending upon customer requirements, terms of the service agreement and the volume of regulated medical waste produced. The containers or boxes are inspected at the customer's site prior to pickup. The waste is then transported directly to one of the Company's treatment facilities or to one of the Company's transfer stations where it is aggregated with other regulated medical waste and then transported to a treatment facility. In certain circumstances, the Company transports waste to other specially-licensed regulated medical waste treatment facilities. The Company transports small quantities of hazardous substances, such as photographic fixer, lead foils and amalgam, from certain of its customers to a metals recycling operation.

Transfer Stations

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

Inspection, Treatment and Disposal

     Upon arrival at a treatment facility, containers or boxes of regulated medical waste are scanned to verify that they do not contain any unacceptable substances such as radioactive material. Any container or box which is discovered to contain unacceptable waste is returned to the customer. In some cases the Company's operating permits require that unacceptable waste be reported to the appropriate regulatory authorities. After inspection, the regulated medical waste is either loaded into the processing system and ground, compacted and treated using the Company's ETD treatment process or incinerated or autoclaved at facilities operated by the Company or third parties. Upon completion of the particular process, the treated medical waste or incinerator ash is transported for resource recovery, recycling or disposal in a nonhazardous waste landfill. After the Steri-Tub(R) plastic containers have been emptied, they are washed, sanitized and returned to customers for re-use.

Documentation

     The Company provides complete documentation to its customers for all regulated medical waste that it collects, including the name of the generator, date of pick-up and date of delivery to a treatment facility. The Company believes that its documentation system meets all applicable federal, state and local regulations regarding the packaging and labeling of regulated medical waste, including, but not limited to, all relevant regulations issued by the U.S. Department of Transportation ("DOT"), OSHA and state and local authorities.

COMPETITION

The regulated medical waste services industry is highly competitive, fragmented, and requires substantial labor and capital resources. Intense competition exists within the industry, not only for customers but also for businesses to acquire. The Company's largest competitor is Browning-Ferris Industries, Inc. A large number of regional and local companies also compete in the industry. In addition, the Company faces competition from businesses and other organizations that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of regulated medical waste, such as reusable or degradable medical products, and from on-site treatment of regulated medical waste by certain Large Quantity generators.

       The Company competes for service agreements primarily on the basis of cost-effectiveness, quality of service, geographic location and generator-perceived liability risks. The Company's ability to obtain new service agreements may be limited by the fact that a potential customer's current vendor may have an excellent service history or a long-term service contract or may reduce its prices to the potential customer.

GOVERNMENTAL REGULATION

       The Company operates within the regulated medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. These permits grant the Company the authority, among other things, to construct and operate treatment and transfer facilities, to transport regulated medical waste within and between relevant jurisdictions and to handle particular regulated substances. The Company's permits must be periodically renewed and are subject to modification or revocation by the issuing regulatory authority. In addition to the requirement that it obtain and maintain permits, the Company is subject to extensive federal, state and local laws and regulations that, among other things, govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated medical waste. The Company is also subject to extensive regulation designed to minimize employee exposure to regulated medical waste. In addition, the Company is subject to certain foreign laws and regulations.

       Federal Regulation

       There are at least four federal agencies that have authority over medical waste. These agencies are the EPA, OSHA, DOT and Postal Service. These agencies regulate medical waste under a variety of statutory and regulatory authorities.

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

       Clean Air Act Regulations. In September 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that, among other things, limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations require that by September 1998, every state must submit to the EPA for approval a comprehensive plan to meet certain minimum emission standards for these pollutants. In addition, each state compliance plan will impose training and recordkeeping requirements on incinerator operators, mandate the development of a site-specific waste management plan and require regular monitoring and testing of emissions. See "-- State and Local Regulations." The EPA estimates that of the approximately 1,100 small, 690 medium and 460 large medical waste incinerators in operation in May 1996, approximately 93-100% of the small incinerators, 60-95% of the medium incinerators and up to 35% of the large incinerators will be closed as hospitals seek alternative, less expensive methods of regulated medical waste disposal rather than incur the cost of installing the necessary air pollution control systems to comply with the EPA's regulations. The Company currently operates two incinerators and believes that it will be successful in obtaining all necessary federal and state permits to continue operation of these incinerators without material expenditure on emissions control systems. The Natural Resources Defense Council, an environmental organization, has sued the EPA challenging the validity of its regulations on the grounds that the minimum emissions standards are too lenient. If successful, this lawsuit could result in the EPA's adoption of stricter air emissions standards for medical waste incinerators. Stricter emissions standards could benefit the Company to the extent that the rate of outsourcing of regulated medical waste management by hospitals is accelerated. Stricter emissions standards could also have an adverse effect on the Company to the extent that the Company incurs increased costs to bring its leased incinerators into compliance with the more stringent standards or faces a significant price increase in the charges for treatment of regulated medical waste that the Company delivers to third parties for incineration.

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

The Company utilizes landfills for the disposal of treated regulated medical waste from two of its ETD facilities and for the disposal of incinerator ash and autoclaved waste from its facilities using incineration or autoclaving. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels or exhibits certain hazardous characteristics. Following treatment, waste from the Company's ETD and autoclave facilities is disposed of as nonhazardous waste. At the Company's incineration facilities, the Company tests ash from the incineration process to determine whether it must be disposed of as hazardous waste and disposes of it accordingly.

       The Company employs quality control measures to check incoming regulated medical waste for certain types of hazardous substances. Customer contracts also require the exclusion of hazardous substances or radioactive materials from the regulated medical waste. Separate customer contracts govern the Company's transportation for recycling of limited quantities of its customers' hazardous wastes.

       DOT Regulations. The DOT has implemented regulations under the Hazardous Materials Transportation Authorization Act of 1994 governing the transportation of hazardous materials, regulated medical waste and infectious substances. Under these regulations, the Company is required to package regulated medical waste in compliance with the bloodborne pathogens standards issued by OSHA. Under these standards, the Company must identify its packaging with a "biohazard" marking on the outer packaging, and its regulated medical waste container must be rigid, puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

       DOT regulations also require that a transporter of hazardous substances be capable of responding on a 24 hour-per-day basis in the event of an accident, spill or release to the environment of a hazardous material. The Company has entered into an agreement with CHEMTREC, an organization that provides 24-hour emergency spill notification in the United States and Canada, and has entered into agreements with several emergency response organizations to provide spill cleanup services in certain of the Company's service areas.

       The Company's drivers are specifically trained on topics such as safety, hazardous materials, specifically-regulated medical waste, hazardous chemicals and infectious substances. Employees are trained to deal with emergency situations including spills, accidents and releases in to the environment, and the Company has a written contingency plan for these events. The Company's vehicles are outfitted with spill control equipment and the drivers are trained in its use.

       The Company expects that the DOT will issue a proposed rule in 1999 regulating the transportation of infectious substances. While the Company does not expect that the rule will impose significant costs on the Company, the precise terms of the rule, and hence the associated costs, if any, cannot be determined at this time.

       Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") established a regulatory and remedial program to provide for the investigation and cleanup of facilities from which there has been an actual or threatened release of hazardous substances into the environment. CERCLA and similar state laws impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at such facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If the Company were found to be a responsible party for a particular site, it could be required to pay the entire cost of site investigation and cleanup, even though other parties also may be liable. The Company's ability to obtain contribution from other responsible parties may be limited by the Company's inability to identify those parties and by their financial inability to contribute to investigation and cleanup costs.

       United States Postal Service. The Company has obtained a permit from the U.S. Postal Service to conduct its "mail-back" program, pursuant to which customers mail appropriately packaged sharps containers directly to the Company's treatment facilities.

       State and Local Regulation

       The Company currently conducts some type of business activity in 40 states. These activities include the collection, transportation, processing, transferring or recycling of regulated medical waste and, in some cases, hazardous substances. Each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Although there are many differences among the various state laws and regulation, many states have followed the regulated medical waste model under the MWTA and are implementing programs under RCRA. Regulations cover the Company's transportation of regulated medical waste both intrastate and interstate. In each of the states where the Company operates a treatment facility or transfer station, it is required to comply with numerous state and local laws and regulations as well as its site-specific operating plan. Agencies writing regulations at the state level typically include departments of health and state environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations affecting the Company's operations, including but not limited to zoning and health measures.

       In recent years, a number of communities have instituted "flow control" requirements, which typically require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. The U.S. Congress has considered, and could in the future consider, legislation that would at least partially overturn these court decisions and immunize particular state and local flow control requirements from Commerce Clause scrutiny.

       Similarly, the U.S. Supreme Court has consistently held that state and local measures that seek to restrict the importation of extraterritorial waste or tax imported waste at a higher rate are unconstitutional. To date, congressional efforts to enable states, under certain circumstances, to impose differential taxes on out-of-state waste or restrict waste importation have been unsuccessful.

       In the absence of federal legislation, certain local laws that direct waste flows to designated facilities may be unenforceable, and discriminatory taxes and waste importation restrictions should continue to be subject to judicial invalidation. If the U.S. Congress adopts legislation allowing for certain types of flow control or restricting the importation of waste, or if legislation affecting interstate transportation of waste is adopted at the federal or state level, such legislation could adversely affect the Company's medical waste collection, transport, treatment and disposal operations and hence would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that municipalities will not attempt to pass ordinances which effectively block or discourage the Company from locating a treatment or transfer facility within their limits, although the Company ultimately may prevail in challenging the legality of such ordinances.

       States predominantly regulate medical waste as a solid or "special" waste and not as a hazardous waste under RCRA. State definitions of medical waste include, but are not limited to: microbiological waste (cultures and stocks of infectious agents); pathology waste (human body parts from surgical and autopsy waste); blood and blood products; and sharps.

       Most states require segregation of different types of regulated medical waste at the point of generation. A majority of states require that the universal biohazard symbol or related label appear on medical waste containers. Storage regulations may apply to the generator, the treatment facility, the transport vehicle, or all three. Storage rules center on identifying and securing the storage area for public safety as well as setting standards for the manner and length of storage. Many states mandate employee training for safe environmental cleanup through emergency spill and decontamination plans. Many states mandate that transporters carry spill equipment in their vehicles. Those states whose regulatory framework relies on the MWTA model have tracking document systems in place.

       In the State of Washington, the Company is subject to regulation by the Washington Utilities and Transportation Commission. As a regulated business, the Company must receive approval from the Utilities and Transportation Commission for the prices that it charges for its services in Washington.

       The Company maintains numerous permits and licenses to conduct its business from various state and local authorities. The Company's permits vary from state to state based upon the Company's activities within that state and on the applicable state and local laws and regulations. These permits include transport permits for solid waste, regulated medical waste and hazardous substances, permits to construct and operate treatment facilities, permits to construct and operate transfer stations, permits governing discharge of sanitary water and registration of equipment under air regulations, specific approval for the use of ETD to treat regulated medical waste, and various business operator's licenses. The Company believes that it is currently in compliance in all material respects with its permits and applicable laws and regulations.

       The Company has submitted an application to the New York State Department of Environmental Conservation for a consent order that would provide the Company's subsidiary, Environmental Control Co., Inc., with temporary authority to operate its Bronx, New York, transfer station in place of the facility's former owner. The Company has also submitted an application to the New York State Department of Environmental Conservation for a consent order to construct and operate a medical waste transfer station at its Bronx, New York location. While the Company believes that it will receive this temporary authority followed by an operating permit, there can be no assurance that the Company will in fact receive temporary authority to operate or an operating permit for the transfer station. Denial of authority to operate or an operating permit for the transfer station could result in significant additional costs to the Company.

       Pursuant to medical waste incinerator regulations adopted by the EPA in 1997, every state was required by September 1998 to adopt a plan to comply with federal guidelines which, among other things, limit the release of specified airborne pollutants from medical waste incinerators to levels prescribed by the EPA. Each state's implementation plan must be at least as restrictive as the federal emissions standards. If a state in which the Company operates an incinerator adopts more stringent limits than the federal emissions standards, the Company could incur significant costs to bring its incinerator into compliance with the state's requirements. See "--Governmental Regulation--Federal Regulation--Clean Air Act Regulations."

       Subsequent to the issuance of the Company's original license for its Woonsocket, Rhode Island treatment facility, the State of Rhode Island enacted legislation that required the Company to obtain an additional license for its regulated medical waste management operations. The Company has applied for but has not yet received this additional license. Until regulatory action is taken in respect of this additional license, the Company is permitted to continue to operate under its current license. Denial of this additional license could result in the Company being required to cease operations in Rhode Island and could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company's ETD treatment technology is an alternative to the conventional treatment technologies of incineration and autoclaving and has not been approved in all states for the treatment of regulated medical waste. The Company has received permits or been granted legislative approval to operate its ETD treatment technology in 15 states, with additional applications pending. There can be no assurance, however, that the Company's treatment technology will be approved for the treatment of regulated medical waste in each state or other jurisdiction where the Company may seek regulatory approval in the future to construct and operate a treatment facility. The Company's inability to obtain any such regulatory approval could have a material adverse effect on the Company's business, financial condition and results of operations.

Foreign Regulation

       The Company presently conducts business in British Columbia, Canada, where it collects regulated medical waste in the Vancouver area and transports it to the Company's Morton, Washington, treatment facility. The Company's activities in British Columbia are governed at the federal level by the Canadian Transportation of Dangerous Goods Act, 1992, and the Canadian Environmental Protection Act and at the provincial level by the British Columbia Waste Management Act. The Canadian Environmental Protection Act regulates, among other things, the transborder movement of medical waste and deals primarily with notification requirements. The federal Transportation of Dangerous Goods Act, 1992, regulates the movement of dangerous goods, including infectious substances and other "specified dangerous goods," by all modes of transportation, and imposes joint and several liability on all persons who are responsible for, or who caused or contributed to, among other things, the release of any dangerous good into the environment. Any business engaged in a regulated activity is presumed to be liable for any such release, unless the business can demonstrate that it acted reasonably. The provincial Waste Management Act regulates the storage, transportation and disposal of waste, including biomedical waste, and imposes strict, joint and several liability for all cleanup costs associated with remediation of contaminated sites. The Company believes that it has obtained all permits required by these acts.

       The Company's subsidiary, Med-Tech, operates in the Canadian provinces of Quebec, Ontario, Alberta and British Columbia, and is subject to the same federal Canadian regulation and to the same or comparable provincial regulation. The Company believes that Med-Tech has obtained all necessary permits required by relevant federal and provincial legislation.

       There can be no assurance, however, that the Company or its subsidiary will not be required in the future to pay for waste cleanup costs incurred under Canadian environmental laws or will not incur additional operating or capital costs required by changes to laws, regulations or permits.

       The Company also conducts business in Mexico through its joint venture, Medam, collects regulated medical waste and transports it for treatment to a new facility close to Mexico City. Medical waste is regulated in Mexico as a category of waste distinct from solid or "municipal" waste. Mexican regulations have established collection schedules that are specific to the type and size of generator. The Secretariat of the Environment, Natural Resources and Fisheries is responsible for the enforcement of Mexico's regulated medical waste law. The Company believes that its joint venture operations in Mexico are in compliance with all applicable laws, rules and regulations affecting regulated medical waste collection, transport, treatment and disposal. See "--Growth Strategy--Expand Geographically."

       If the Company expands its operations into other foreign jurisdictions, it will be required to comply with the laws and regulations of each such jurisdiction.

Permitting Process

       Each state in which the Company currently operates, and each state in which the Company may operate in the future, has a specific permitting process. After the Company has identified a geographic area in which it wishes to locate a treatment or transfer facility, the Company identifies one or more locations for a potential new site. Typically, the Company will develop a site contingent on obtaining zoning approval and local and state operating authority. Most communities rely on state authorities to provide operating rules and safeguards for their community. Usually the state provides public notice of the project and, if a sufficient threshold of public interest is shown, a public hearing may be held. If the Company is successful in meeting all regulatory requirements, the state may issue a permit to construct the treatment facility or transfer station. Once the facility is constructed, the state may again issue public notice of its intent to issue an operating permit and provide an opportunity for public opposition or other action that may impede the Company's ability to construct or operate the planned facility. Permitting for transportation operations frequently involves registration of vehicles, inspection of equipment and background investigations on the Company's officers and directors.

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

POTENTIAL LIABILITY AND INSURANCE

       The regulated medical waste management industry involves potentially significant risks of statutory, contractual, tort and common law liability. Potential liability could involve, for example, claims for cleanup costs, personal injury or damage to the environment, claims of employees, customers or third parties for personal injury or property damages occurring in the course of the Company's operations, or claims alleging negligence or professional errors or omissions in the planning or performance of work. The Company could also be subject to fines or penalties in connection with violations of regulatory requirements.

       The Company carries $7,000,000 of liability insurance (including umbrella coverage), which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets and operations. The availability of liability insurance within the regulated medical waste industry has been adversely affected by the constrained market for environmental liability and other insurance. More aggressive enforcement of environmental and management regulations, as well as legal decisions and judgments adverse to companies exposed to pollution damage claims, could lead to a substantial reduction in the availability and extent of insurance coverage. In the future, insurance may be available only at significantly increased premiums with less extensive coverage. If the Company is unable to obtain adequate insurance coverage at a reasonable cost, it may become exposed to potential liability claims. In this event, a successful claim of sufficient magnitude could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       The Company holds nine United States patents relating to the ETD treatment process and other aspects of processing regulated medical waste. The Company has filed or has been assigned counterpart patent applications in several foreign countries and has received patents in Russia, Hungary, Canada, Mexico and Australia. The Company also holds one United States patent for its reusable container, which is used under the registered trademark Steri-Tub(R).

       In November 1995, the Company entered into a cross-license agreement with IIT Research Institute ("IITRI"). Under this agreement, IITRI granted to the Company a royalty-free exclusive license in North America, portions of Europe (including all 15 member countries of the European Union), Japan and other industrialized countries throughout the world to use and commercialize certain patent rights and know-how held by IITRI relating to the use of radio-frequency technology in the treatment of medical waste, and the Company granted to IITRI a royalty-free exclusive license in the remaining countries of the world to use and commercialize certain corresponding patent rights and know-how held by the Company. The agreement continues until the expiration of the last-to-expire of any of the subject patents held by either IITRI or the Company.

       An issued United States patent grants to the owner the right to exclude others from making, using, offering to sell or selling within the United States or importing into the United States the inventions claimed in the patent. In the United States, a patent filed before June 8, 1995 is enforceable for 17 years from the date of issuance or 20 years from the effective date of filing, whichever is longer. Patents issued on applications filed on or after June 8, 1995 have a term which ends 20 years from the effective date of filing. The term of the first-to-end of the Company's existing United States patents relating to its ETD treatment process will end in October 2009 at the earliest or in September 2010 at the latest, and the term of the last-to-end of such patents will end in January 2015.

       In addition, the Company has additional proprietary technology relating to the processing of regulated medical waste and other health care waste that the Company believes is patentable. The Company is evaluating the technology to determine whether to file for patent protection for this technology in the future.

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

       The commercial success of the Company will also depend in part upon the Company's not infringing patents issued to third parties. There can be no assurance that patents belonging to third parties will not require the Company to alter its processes, pay licensing fees or cease development of its current or future processes. Litigation or administrative proceedings may be necessary to enforce the patents issued to the Company or to determine the scope and validity of others' proprietary rights. Any litigation or administrative proceeding could result in substantial cost to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company would be able to license the technology rights that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that the Company currently uses to process regulated medical waste would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions or patent applications the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or in proceedings before foreign agencies, any of which would result in substantial costs to the Company and distraction of the Company's management.

       The Company holds federal registrations of the trademarks Steri-Fuel(R), Steri-Plastic(R), Steri-Tub(R) and Steri-Cement(R), the service mark Stericycle(R) and a service mark consisting of a graphic that the Company uses in association with its name and services in the United States. There can be no assurance that the registered or unregistered trademarks or service marks of the Company will not infringe upon the rights of third parties. The requirement to change any trademark, service mark or trade name of the Company could result in the loss of any goodwill associated with that trademark, service mark or trade name and could entail significant expense.

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

EMPLOYEES

       At December 31, 1998, the Company employed 461 full-time employees and, in addition, 94 part-time employees engaged primarily in sales and marketing. At December 31, 1998, 3CI and Med-Tech employed 214 and 65 full-time employees, respectively.

       Drivers and transportation helpers at the Company's New York City facilities and drivers at Med-Tech's Montreal, Quebec facility are covered by collective bargaining agreements between the Company and Med-Tech, respectively, and the International Brotherhood of Teamsters. The Company's production and maintenance employees at its Morton, Washington facility were previously represented by the International Brotherhood of Teamsters, AFL-CIO, but voted in April 1998 to decertify the union. None of the Company's other employees is covered by a collective bargaining agreement. The Company considers its employee relations generally to be satisfactory.

ITEM 2.    FACILITIES

       The Company leases office space for its corporate offices in Lake Forest, Illinois. The Company owns and operates ETD treatment facilities in Morton, Washington and Yorkville, Wisconsin. It leases sites in Woonsocket, Rhode Island and Loma Linda, California which it operates as ETD treatment facilities, and leases or subleases treatment facilities using other technologies in Chandler, Arizona, Baltimore, Maryland, Albuquerque, New Mexico and Terrell, Texas.

       The Company leases transfer stations in: Anaheim, Los Angeles, San Leandro and Valencia, California; Stickney, Illinois; Valparaiso, Indiana; Albuquerque, New Mexico; New York, New York; Columbus and Middletown, Ohio; and El Paso, Texas. In Prestonburg, Kentucky, Haverhill, Massachusetts and Vancouver, British Columbia. In addition, all of the Company's treatment facilities are authorized to transfer regulated medical waste. The Company also leases sales and customer service centers in: Middletown, Connecticut; Salem, New Hampshire; Garden City, New York; Charlotte, North Carolina; and Renton, Washington. The Company also utilizes several truck domiciles in Pennsylvania and Washington.

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

       The Company's subsidiary, Med-Tech, leases a treatment facility and sales office in Brampton, Ontario; transfer stations and sales offices in Montreal, Quebec and Haverhill, Massachusetts; and a truck domicile in Calgary, Alberta.

       The Company's majority-owned subsidiary, 3CI, leases sales offices and truck domiciles in Shreveport and Kenner, Louisiana; Carthage, Grand Prairie and San Marcos, Texas; Birmingham, Alabama; and Bismark, Arkansas. 3CI owns sales offices and truck domiciles in Springhill, Louisiana, Fresno, Texas and Jackson, Mississippi, the latter two of which also serve as transfer stations. It owns treatment facilities in Springhill, Louisiana and Birmingham, Alabama.

       Substantially all of the Company's property and equipment provide collateral for the Company's obligations under its revolving credit facility with LaSalle National Bank. The Company believes that its existing facilities are generally adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

       The Company operates in a highly regulated industry and is exposed to regulatory inquiries or investigations from time to time. Investigations can be initiated for a variety of reasons. The Company has been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to the Company, without having a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company may consider it more cost-effective to settle such proceedings than to involve itself in costly and time-consuming administrative actions or litigation. The Company is also a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the resolution of these other matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

       In April 1997, a worker at the Company's Morton, Washington treatment facility was diagnosed with active tuberculosis. Testing revealed two additional cases of active tuberculosis and 15 additional workers who tested positive for exposure to tuberculosis. Officials of the Washington Departments of Health and of Labor and Industries have concluded that the Company's workers were probably exposed to tuberculosis bacteria through regulated medical waste being processed at the Company's treatment facility. The Company believes that other sources of exposure are possible and that the actual source of exposure has yet to be conclusively determined. However, the Company has implemented the recommendations of all federal, state and local regulatory authorities regarding outfitting its workers with personal protective equipment and has implemented or is implementing additional recommendations regarding the modification of equipment at the Morton facility. The measures taken at the Morton facility have been extended to the Company's other treatment facilities. The safety measures being taken include certain measures recommended by the National Institute for Occupational Safety and Health ("NIOSH") in a report issued in December 1998. While future claims are possible, to date the Company has not been subject to any civil proceedings by the affected employees as a result of this incident, which the Washington Department of Labor and Industries has determined is covered by the state workers' compensation program. This or a similar incident in the future at one of the Company's facilities could result in adverse publicity and could cause governmental authorities to require the Company to adopt additional safety measures, impose fines or other penalties, initiate permit modification or revocation proceedings or deny future permit applications, or could result in litigation by the affected employees. The cost of complying with any additional measures, the payment of a significant fine or penalty, the modification or revocation of an operating permit, adverse publicity, or the expense of defending or settling employee litigation or paying an adverse judgment, could have a material adverse effect on the Company's business, financial condition and results of operations.

       As a result of the incident in Morton, Washington, the State of California in 1998 requested NIOSH's assistance in conducting an assessment of health and safety at the Company's Loma Linda treatment facility. While the Company believes that it is currently in compliance with applicable health and safety requirements, there can be no assurance that this assessment will not result in the imposition of additional safety precautions requiring associated expenditures.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                            SUPPLEMENTAL INFORMATION

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information regarding the six officers of the Company:


  NAME                                                 POSITION WITH COMPANY                              AGE
  ----                                                 ---------------------                              ---
  Mark C. Miller..................................     President, Chief Executive Officer                 43
                                                       and a Director

  Richard T. Kogler...............................     Chief Operating Officer                            39

  Anthony J. Tomasello............................     Executive Vice President, and Chief                52
                                                       Technical Officer

  Frank J.M. ten Brink............................     Vice President, Finance                            42
                                                       and Chief Financial Officer

  Michael J. Bernert..............................     Vice President, Sales and Marketing                 45

  Joel P. Wilson.................................      Vice President, Operations                          39


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

       Richard T. Kogler joined the Company as Chief Operating Officer in December 1998. From May 1995 through October 1998, Mr. Kogler was Vice President and Chief Operating Officer of American Disposal Services, Inc., a solid waste management company. From October 1984 through May 1995, Mr. Kogler served in a variety of management positions with Waste Management, Inc. Mr. Kogler received a B.A. degree in chemistry from St. Louis University.

       Anthony J. Tomasello has served as the Company's Executive Vice President and Chief Technical Officer since January 1999 and previously had served as Vice President, Operations since joining the Company in August 1990. For eight years prior to joining the Company, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. From 1980 to 1982, he served as Vice President of Operations for Spang and Company, an operating service firm specializing in resource recovery and recycling for manufacturing and process industries. Mr. Tomasello received a B.S. degree in mechanical engineering from the University of Pittsburgh.

       Frank J.M. ten Brink has served as the Company's Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1996 he served as Chief Financial Officer of Hexacomb Corporation, and from 1996 until joining the Company, he served as Chief Financial Officer of Telular Corporation. Prior to 1991, he held various financial management positions with Interlake Corporation and Continental Bank of Illinois. Mr. ten Brink received a B.B.A. degree in international business and a M.B.A. degree in finance from the University of Oregon.

       Michael J. Bernert has served as the Company's Vice President, Sales & Marketing, with responsibility for sales and marketing throughout North America since January 1999. Since joining the Company in 1992, Mr. Bernert has held the position of Vice President, Eastern Region. Prior to joining the Company in 1992, he held a series of management positions with Abbott Laboratories. Mr. Bernert received a B.A. degree in economics from Brown University and a M.B.A. degree from the University of Dallas.

       Joel P. Wilson has served as the Company's Vice President, Operations, with responsibility for operations throughout North America since January 1999. Since joining the company in 1991, Mr. Wilson has held the positions of Vice President, Midwest Region, Director of Engineering, General Manager of the Midwest Region, General Manager of Operations and District Manager of Wisconsin. Prior to joining Stericycle, he held several management positions with Orbital Systems and Orbital Engineering. Mr. Wilson received a B.S. degree in civil engineering from Brigham Young University.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SRCL." On March 30, 1999, there were approximately 2,764 stockholders of record.

     The following table provides the high and low sales prices of the Company's Common Stock for each calendar quarter during the Company's two most recent fiscal years:


        QUARTER                                        HIGH              LOW
        -------                                        ----              ---
        First Quarter 1997.......................     11.750             8.000
        Second Quarter 1997......................      9.375             7.250
        Third Quarter 1997.......................     10.625             7.625
        Fourth Quarter 1997......................     16.000             9.000
        First Quarter 1998.......................     16.500            12.250
        Second Quarter 1998......................     17.250            11.125
        Third Quarter 1998.......................     19.750            13.500
        Fourth Quarter 1998......................     21.000            13.625



       The Company did not pay any dividends during 1998 and has never paid any dividends on its capital stock. The Company currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying cash dividends under the terms of its revolving credit facility with LaSalle National Bank and is restricted from paying cash dividends under an agreement in connection with the industrial development bonds issued to finance the Company's construction of its treatment facility at Woonsocket, Rhode Island. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 6.    SELECTED FINANCIAL DATA
(Dollars in thousands except per share amounts)


                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------

                                                     1994         1995         1996          1997      1998
  STATEMENTS OF OPERATIONS DATA (1)
  Revenues....................................   $ 16,141      $ 21,339     $ 24,542      $ 46,166   $66,681
  Income (loss) from operations...............     (5,708)       (4,276)      (2,437)        1,386     6,424
  Net income (loss)...........................     (5,812)       (4,544)      (2,389)        1,430     5,713
  Net income (loss) applicable to
     Common Stock.............................    (10,293)       (4,544)      (2,389)        1,430     5,713
  Diluted net income (loss) per share of
     Common Stock (2).........................   $ (14.38)     $  (0.81)    $  (0.32)     $   0.13   $  0.51

  BALANCE SHEET DATA (at December 31) (1)

  Cash, cash equivalents and short-term
     investments..............................   $  1,206      $    138     $ 17,749      $  7,709   $ 1,819
  Total assets................................     27,809        23,491       55,155        61,226    97,755
  Long-term debt, net of current maturities...      4,838         5,622        4,591         3,475    23,460
  Convertible redeemable preferred
     stock (3)................................     62,909            --           --            --        --
  Shareholders' equity (net capital
     deficiency)..............................   $(35,106)     $ 12,574     $ 40,014      $ 45,026   $53,651


(1)See Note 5 to the Consolidated Financial Statements for information concerning the Company's acquisitions during the three years ended December 31, 1998.

(2)See Note 8 to the Consolidated Financial Statements for information concerning the computation of net income (loss) per common share.

(3)In August 1995, the Board of Directors adopted a plan of recapitalization which was approved by the Company's stockholders in September 1995, pursuant to which the Company reclassified its outstanding convertible redeemable preferred stock as common stock. As part of the plan of recapitalization, all conversion, redemption and liquidation rights associated with the convertible, redeemable preferred stock were terminated in exchange for the issuance of shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Notes in Item 8 of this Report.

BACKGROUND

       The Company was incorporated in March 1989. The Company provides regulated medical waste collection, transportation, treatment, disposal, reduction, re-use and recycling services to its customers, together with related training and education programs and consulting services. The Company also sells ancillary supplies and transports pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. The Company is also expanding into international markets through joint ventures or by licensing its proprietary technology and selling associated equipment.

       The Company's revenues have increased from $1,563,000 in 1991 to $66,681,000 in 1998. The Company derives its revenues from services to two principal types of customers: (i) outpatient clinics, medical and dental offices, long-term and sub-acute care facilities, biomedical companies, municipal entities and other smaller-quantity generators of regulated medical waste ("Alternate Care" generators); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("Large Quantity" generators). Substantially all of the Company's services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with Alternate Care generators generally provide for annual price increases and have an automatic renewal provision unless the customer notifies the Company prior to completion of the contract. Contracts with hospitals and other Large Quantity generators, which may run for more than one year, typically include price escalator provisions which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of December 31, 1998, the Company served over 78,000 customers.

       The Company currently expenses as incurred all permitting, design and start-up costs associated with its facilities. The Company elects to expense rather than to capitalize the costs of obtaining permits and approvals for each proposed facility regardless of whether the Company is ultimately successful in obtaining the desired permits and approvals and developing the facility. The Company currently recognizes as a current expense all legal fees and other costs related to obtaining and maintaining permits and approvals. In addition, the Company currently expenses all costs related to research and development as incurred.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       Revenues. Revenues increased $20,515,000, or 44.4%, to $66,681,000 during the year ended December 31, 1998 from $46,166,000 during the year ended December 31, 1997 as the Company continued to focus on sales to higher-margin Alternate Care generators while simultaneously paring certain lower-margin accounts with Large Quantity generators. The increase also reflects $5,952,000 in revenues from the sale of equipment to a Brazilian company, Companhia Auxiliar de Viacao e Obras ("CAVO"), and to a Mexican joint venture, Medam S.A. de C.V. ("Medam"), that the Company and others formed for the collection, treatment and disposal of regulated medical waste in the Mexico City metropolitan market utilizing the Company's ETD treatment technology. During 1998, acquisitions contributed approximately $13,103,000 to the increase in revenues from 1997. For the year, internal revenue growth for Alternate Care generators increased 14.8% while revenues from Large Quantity generators decreased by 7.2%.

       Cost of revenues. Cost of revenues increased $11,219,000, or 32.9%, to $45,328,000 during the year ended December 31, 1998, from $34,109,000 during the year ended December 31, 1997. The increase was primarily due to the substantial increase in revenues during 1998 compared to 1997 and to the cost of equipment supplied to CAVO and Medam. The gross margin percentage increased to 32.0% during 1998 from 26.1% during 1997 as a result of the sale of equipment internationally, the further integration of new acquisitions into the Company's existing infrastructure, lower costs relating to the changing mix of Alternate Care and Large Quantity generators and increased utilization of existing treatment capacity.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased to $14,929,000 during the year ended December 31, 1998 from $10,671,000 during the year ended December 31, 1997 due to the Company's continued progress in strengthening its sales and administrative organizations and due to the increase in the amortization of goodwill and other incremental costs associated with acquisitions. Selling, general and administrative expenses as a percentage of revenues decreased to 22.4% during 1998 from 23.1% during 1997. Amortization of goodwill increased to $1,505,000 during 1998 from $1,047,000 in 1997.

       Interest expense and interest income. Interest expense increased to $777,000 during the year ended December 31, 1998, from $428,000 during the year ended December 31, 1997, primarily due to borrowings on the Company's revolving line of credit partially offset by the repayment of certain debt issued in connection with one of the Company's acquisitions. Interest income also increased to $714,000 during 1998 from $618,000 during 1997, primarily due to interest income on the Med Tech subordinated debt acquired in October 1998 partially offset by lower interest income on invested cash balances.

       Income tax expense. The estimated effective tax rate of approximately 10.2% for the year ended December 31, 1998 reflects the utilization of the Company's net operating losses for income tax purposes, offset by alternative minimum tax and state income taxes in states where the Company has no offsetting net operating losses.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

       Revenues. Revenues increased $21,624,000, or 88.1%, to $46,166,000 during the year ended December 31, 1997 from $24,542,000 during the year ended December 31, 1996 as the Company continued to implement its strategy of focusing on higher-margin Alternate Care generators while simultaneously paring certain higher-revenue but lower-margin accounts with Large Quantity generators. This increase also reflects the inclusion of a full year's revenues from the acquisition of a major portion of the regulated medical waste business of Waste Management, Inc. ("WMI"), which was completed in December 1996, eight months of revenues from the Environmental Control Co., Inc. ("ECCO") acquisition completed in May 1997, and partial years' revenues from various other smaller acquisitions. Incremental revenues during 1997 attributable to acquisitions completed in 1997 and late 1996 were $20,975,000. Excluding these incremental revenues from acquisitions, revenues increased from $24,542,000 in 1996 to $25,191,000 in 1997, or 2.6%. For the year, internal revenue growth for Alternate Care generators was 13.0%, while revenues from Large Quantity generators decreased by 4.0%.

       Cost of revenues. Cost of revenues increased $14,686,000, or 75.6%, to $34,109,000 during the year ended December 31, 1997 from $19,423,000 during the year ended December 31, 1996. The principal reasons for the increase were higher transportation, treatment and disposal costs as a result of the higher volume attributable to the Company's acquisitions and integration expenses related to the Company's expansion into new geographic service areas. The gross margin percentage increased to 26.1% during 1997 from 20.9% during 1996, due to the continuing shift to Alternate Care customers and increased utilization of the Company's treatment capacity.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased to $10,671,000 during the year ended December 31, 1997 from $7,556,000 during the year ended December 31, 1996. The increase was largely the result of increases in selling and marketing expenses as a result of the Company's acquisitions and expansion of the sales network, and increased administrative costs related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 23.1% during 1997 from 30.8% during 1996 due to improved leverage of the administrative structure versus the sales growth.

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


       Income Tax Expense. The effective tax rate of 9.3% for the year ended December 31, 1997 reflects the utilization of the Company's net operating losses for income tax purposes, offset by alternative minimum tax and state income taxes in states where the Company has no offsetting net operating losses. The Company did not pay any income taxes during the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has been financed principally through the sale of stock to investors. Prior to the Company's IPO, purchasers of stock invested more than $50,137,000 in capital which was used to fund research and development, acquisitions, capital expenditures, operating losses and working capital requirements. The Company's IPO in August 1996 raised $27,621,000, net of offering costs, which has been used primarily to fund acquisitions and for general working capital. The Company has also been able to secure plant and equipment leasing or financing in connection with some of its facilities. These debt facilities are secured by security interests in the financed assets. In addition, as of December 31, 1998, the Company had available a $25,000,000 revolving line of credit secured by the Company's accounts receivable and all of its other assets, and at December 31, 1998, the Company had borrowed $16,386,000 under this line of credit. In February 1999, the Company successfully completed a second offering of common stock and raised $47,250,000 net of offering costs.

       The Company's other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by the Company to finance its Woonsocket, Rhode Island treatment facility and equipment. These bonds, which had an outstanding aggregate balance of $1,295,000 as of December 31, 1998 at fixed interest rates ranging from 6.30% to 7.375%, are due in various amounts through June 2017. In addition, the Company has issued various promissory notes in connection with acquisitions during 1997 and 1998, consisting primarily of a 10-year note issued as part of the ECCO acquisition, which had an outstanding balance of $2,070,000 at December 31, 1998.

       At December 31, 1998, the Company had working capital of $1,166,000 compared to $4,879,000 and $14,617,000 at December 31, 1997 and 1996,
respectively. The decrease in working capital at December 31, 1998 compared to December 31, 1997 was primarily due to lower cash balances and higher current liabilities as a result of the debt and liabilities assumed in connection with certain acquisitions partially offset by higher receivables and other current assets. The decrease at December 31, 1997 compared to 1996 was primarily due to lower balances of cash, cash equivalents and short-term investments, which decreased by $12,375,000 to finance acquisitions partially offset by other working capital growth.

       Net cash provided by (used in) operating activities was $4,862,000 during the year ended December 31, 1998 compared to ($100,000) for the year ended December 31, 1997. This increase primarily reflects an increase in the Company's profitability and an increase in accounts payable offset by an increase in accounts receivable and a decrease in accrued liabilities. Cash used in operations was $100,000 during the year ended December 31, 1997, compared to cash provided by operations of $57,000 during the year ended December 31, 1996. The change primarily reflects the Company's profitability in 1997 offset by a higher working capital investment in receivables.

       Net cash used in investing activities for the year ended December 31, 1998 was $23,753,000 compared to $3,323,000 for the year ended December 31, 1997. This increase primarily reflects an increase in cash used for acquisitions and capital expenditures and to the maturity in 1997 of temporary investments of the net proceeds of the Company's IPO. Capital expenditures for 1998 were $4,342,000 compared to capital expenditures of $1,235,000 for 1997. The increase in capital spending is a result of continued improvements to the Company's existing treatment facilities, development of a new billing system (targeted for implementation in 1999) and improvements to transportation and treatment facilities. Payments for acquisitions accounted for $19,775,000 of the cash used in investing activities in 1998. Net cash used in investing activities was $3,323,000 during the year ended December 31, 1997 compared to $13,310,000 during the year ended December 31, 1996. The decrease in 1997 was the result of a $5,552,000 payment for the acquisition of ECCO as well as several smaller acquisitions and joint ventures, offset by net proceeds from short-term investments of $3,464,000 in 1997 versus purchases of $5,799,000 in short-term investments in 1996. Capital expenditures for 1997 were $1,235,000, primarily for improvements to existing facilities, containers and transportation equipment. Capital expenditures for 1996 were $995,000. The Company may decide to build additional treatment facilities as volumes increase in the Company's current geographic service areas or as the Company enters new areas. The Company also may elect to increase the capacity of its existing treatment facilities, which would require additional capital expenditures. In addition, capital requirements for transportation equipment will continue to increase as the Company grows. The amount and level of these expenditures cannot be determined currently as they will depend upon the nature and extent of the Company's growth and acquisition opportunities. The Company believes that its cash, cash equivalents, short-term investments, bank credit facility, cash from operations and the proceeds from the offering completed in February 1999 will fund its capital requirements through 1999.

       Net cash provided by financing activities was $14,729,000 during the year ended December 31, 1998 compared to net cash used in financing activities of $3,153,000 during the year ended December 31, 1997. The difference between the two years results primarily from additional borrowings to finance acquisitions offset by repayments of debt in 1998 related to acquisitions made in previous years. Net cash used in financing activities was $3,153,000 during the year ended December 31, 1997 compared to net cash provided by financing activities of $25,065,000 during the year ended December 31, 1996. The change was the result of $28,535,000 of proceeds received in 1996 primarily from the Company's IPO and repayments in 1997 of $2,905,000 of long-term debt relating primarily to a note issued in connection with the December 1996 WMI acquisition.


YEAR 2000 ISSUES

       The Company has developed a plan to modify its information systems in anticipation of the year 2000. The Company currently expects that this plan will be substantially implemented by June 1999 at a cost not to exceed $100,000. In light of the Company's progress to date and the fact that the Company's business is not significantly affected by the software employed by its vendors and customers, the Company does not anticipate that the year 2000 will present any material problems in respect of the Company's key products and services.

       The Company's plan for the year 2000 comprises both remediating the Company's existing hardware and software and upgrading the Company's business information systems generally. The Company initiated the upgrading process in 1998 in order to respond to the growth in size of the Company's business and the inefficiencies caused by disparate hardware and software. Undertaken for reasons unrelated to year 2000 issues, the Company's upgrading of its business information systems has the benefit of enabling the Company to become year 2000 compliant in the course of the upgrade.

       The Company has conducted an extensive review of potential year 2000 issues. The Company's assessment of its treatment facilities and equipment concluded that there was no risk that the Company would be unable to treat regulated medical waste as a result of year 2000 issues. The new software that the Company adopted in 1998 for accounting and related purposes is already year 2000 compliant. The Company's other software and computer hardware are currently being tested, and upgrades or appropriate adjustments have been or will be made in accordance with the Company's upgrade plans or as required. The Company is also in the process of reviewing the year 2000 compliance status of its significant vendors.

The Company believes that it has an effective plan in place to resolve year 2000 issues in a timely manner. As of March 1999, and in the event that the Company were unable to complete the remaining phases of its year 2000 plan, the Company believes that, as a result of year 2000 issues solely affecting the Company, the principal effect on the Company would be an inability to invoice a portion of its customers for the Company's services.

The Company is also developing contingency plans to take into account any inability of the Company itself and others to become fully year 2000 compliant in time. These plans involve, among other actions, implementing manual systems, increasing inventories of parts and supplies and adjusting staffing strategies.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk includes the possibility of rising interest rates in connection with the Company's credit facility at LaSalle National Bank, thereby increasing debt service obligations, which could adversely affect the Company's cash flows. In February 1999, upon receipt of the proceeds from the Company's public offering of common stock, all borrowings under the credit facility were repaid. As of March 1999 the Company has no borrowings outstanding under the credit facility. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Stericycle, Inc.

          We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Chicago, Illinois
March 16, 1999

================================================================================
                        STERICYCLE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                    DECEMBER 31,
                                                               --------------------
                                                                 1997         1998
                                                               --------    --------
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................   $  5,374    $  1,283
  Short-term investments ...................................         --         536
  Accounts receivable, less allowance for doubtful
       accounts of $361 in 1997 and $901 in 1998 ............    10,286      16,582
  Parts and supplies .......................................        660       1,291
  Prepaid expense ..........................................        440       1,283
  Other ....................................................        392         835
                                                               --------    --------
       Total current assets ................................     17,152      21,810
                                                               --------    --------

Property, plant and equipment:
  Land .....................................................         90         680
  Buildings and improvements ...............................      5,561       5,987
  Machinery and equipment ..................................     11,469      23,794
  Office equipment and furniture ...........................        746       1,082
  Construction in progress .................................        614       1,007
                                                               --------    --------
                                                                 18,480      32,550
Less accumulated depreciation ..............................     (7,239)     (9,450)
                                                               --------    --------
       Property, plant and equipment, net ..................     11,241      23,100
                                                               --------    --------

Other assets:
  Goodwill, less accumulated amortization
       of $2,040 in 1997 and $3,551 in 1998 ................     29,458      49,112
  Other ....................................................      3,375       3,733
                                                               --------    --------
       Total other assets ..................................     32,833      52,845
                                                               --------    --------
             Total assets ..................................   $ 61,266    $ 97,755
                                                               ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt ........................   $  3,052    $  5,499
  Accounts payable .........................................      1,927       6,502
  Accrued liabilities ......................................      7,039       6,465
  Deferred revenue .........................................        255       2,178
                                                               --------    --------
       Total current liabilities ...........................     12,273      20,644
                                                               --------    --------

Long term debt, net of current portion......................      3,475      23,460
Other liabilities ..........................................        452        --

Shareholders' equity:
  Common stock (par value $.01 per share,
       30,000,000 shares authorized, 10,472,799
       issued and outstanding in 1997,
       10,865,862 issued and outstanding in 1998) ..........        105         109
  Additional paid-in capital ...............................     82,986      85,894
  Notes receivable for common stock purchases ..............         (4)       --
  Accumulated deficit ......................................    (38,061)    (32,352)
                                                               --------    --------
       Total shareholders' equity ..........................     45,026      53,651
                                                               --------    --------
           Total liabilities and shareholders' equity ......   $ 61,226    $ 97,755
                                                               ========    ========



   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1997         1998
                                                     --------    --------    --------
Revenues .........................................   $ 24,542    $ 46,166    $ 66,681

Costs and expenses:

  Cost of revenues ...............................     19,423      34,109      45,328

  Selling, general and administrative expenses ...      7,556      10,671      14,929
                                                     --------    --------    --------

     Total costs and expenses ....................     26,979      44,780      60,257
                                                     --------    --------    --------

Income (loss) from operations ....................     (2,437)      1,386       6,424

Other income (expense):

  Interest income ................................        421         618         714

  Interest expense ...............................       (373)       (428)       (777)
                                                     --------    --------    --------

     Total other income (expense) ................         48         190         (63)
                                                     --------    --------    --------

Income (loss) before income taxes ................   $ (2,389)   $  1,576    $  6,361

Income tax expense ...............................       --           146         648
                                                     --------    --------    --------

Net income (loss) ................................   $ (2,389)   $  1,430    $  5,713
                                                     ========    ========    ========

Basic earnings per share:

     Basic net income (loss) per share ...........   $  (0.32)   $   0.14    $   0.54
                                                     ========    ========    ========

Diluted earnings per share:

     Diluted net income (loss) per share .........   $  (0.32)   $   0.13    $   0.51
                                                     ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                         1996        1997         1998
                                                                       --------    --------    --------
OPERATING ACTIVITIES:
Net income (loss) .................................................    $ (2,389)   $  1,430    $  5,713
Adjustment to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization .................................      2,064       3,078       4,064
Changes in operating assets, net of effect of acquisitions
     Accounts receivable ...........................................       (554)     (4,123)     (1,884)
     Parts and supplies ............................................        144        (300)       (420)
     Prepaid expenses ..............................................        (18)        (14)         58
     Other assets ..................................................        (37)         98         302
     Accounts payable ..............................................       (428)       (413)      1,781
     Accrued liabilities ...........................................      1,178         559      (6,223)
     Deferred revenue and other liabilities ........................         97        (415)      1,471
                                                                       --------    --------    --------
Net cash provided by (used in) operating activities ................         57        (100)      4,862
                                                                       --------    --------    --------

INVESTING ACTIVITIES:
     Capital expenditures ..........................................       (995)     (1,235)     (4,342)
     Payments for acquisitions, net of cash acquired ...............     (6,516)     (5,552)    (19,775)
     Proceeds from maturity of short-term investments ..............       --         5,799        --
     Purchases of short-term investments ...........................     (5,799)     (2,335)        (41)
     Proceeds from sale of property ................................       --          --           405
                                                                       --------    --------    --------
Net cash used in investing activities ..............................    (13,310)     (3,323)    (23,753)
                                                                       --------    --------    --------

FINANCING ACTIVITIES:
     Net proceeds from bank lines of credit ........................       (858)       --        16,386
     Repayment of long term debt ...................................     (3,275)     (2,905)     (3,189)
     Principal payments on capital lease obligations ...............       (397)       (305)     (1,273)
     Principal payments on notes receivable for common stock
       purchases ...................................................         60        --          --
     Proceeds from long-term debt ..................................      1,000        --          --
     Proceeds from subordinated notes ..............................       --          --         2,750
     Payment of deferred financing costs ...........................       --          --          (218)
     Proceeds from issuance of common stock ........................     28,535          57         344
                                                                       --------    --------    --------
Net cash provided by (used in) financing activities ................     25,065      (3,153)     14,800
                                                                       --------    --------    --------

Net (decrease) increase  in cash and cash and cash equivalents .....     11,812      (6,576)     (4,091)
Cash and cash equivalents at beginning of year .....................        138      11,950       5,374
                                                                       --------    --------    --------
Cash and cash equivalents at end of year ...........................   $ 11,950    $  5,374    $  1,283
                                                                       ========    ========    ========

Non-cash activities:
     Issuance of common stock for certain acquisitions .............   $   --      $  3,525    $  2,568
     Issuance of notes payable for certain acquisitions ............   $  6,497    $  1,120    $    195







   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)

                                                                                             NOTES
                                                                                           RECEIVABLE
                                                        ISSUED AND             ADDITIONAL  FOR COMMOM                  TOTAL
                                                       OUTSTANDING              PAID-IN      STOCK      ACCUMULATED SHAREHOLDERS'
                                                          SHARES    PAR VALUE   CAPITAL    PURCHASES      DEFICIT      EQUITY
                                                       -----------  ---------  ---------  ------------  -----------  -------------
  BALANCES AT DECEMBER 31, 1995 .....................       5,582     $  55    $  49,621   $     -       $ (37,102)    $ 12,574
  Initial public offering of common stock (net of
    offering costs) .................................       3,450        35       27,586                                 27,621
  Issuance of common stock for exercise of options
    and warrants and employee stock purchases .......         870         9          717        (64)                        662
  Note payable exchanged for common stock ...........          98         1        1,485                                  1,486
  Principal payments under note receivable ..........                                            60                          60
  Net loss...........................................                                                       (2,389)      (2,389)
                                                          -------     -----    ---------    -------     ----------     --------
  BALANCES AT DECEMBER 31, 1996 .....................      10,000     $ 100    $  79,409    $    (4)    $  (39,491)    $ 40,014
  Issuance of common stock for exercise of options
    and warrants and employee stock purchases .......          70     $   1           56                                     57
  Common stock issued for acquisitions ..............         403         4        3,521                                  3,525
  Net income ........................................                                                        1,430        1,430
                                                          -------     -----    ---------    -------    -----------     --------
  BALANCES AT DECEMBER 31, 1997 .....................      10,473     $ 105    $  82,986    $    (4)    $  (38,061)    $ 45,026
  Issuance of common stock for exercise of options
    and warrants and employee stock purchases .......         226       $ 2          342                                    344
  Common stock issued for acquisitions ..............         167         2        2,566                                  2,568
  Principal payments under note receivable ..........                                             4             (4)           0
  Net income ........................................                                                        5,713        5,713
                                                           ------     -----    ---------    -------      ---------     --------
  BALANCES AT DECEMBER 31, 1998 .....................      10,866     $ 109    $  85,894    $     -     $  (32,352)    $ 53,651
                                                           ======     =====    =========    =======     ==========     ========

                       STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 1 -- DESCRIPTION OF BUSINESS

       Stericycle, Inc. and Subsidiaries (the "Company") provides medical waste collection, transportation, treatment, disposal, reduction, re-use, and recycling services to hospitals, health care providers, and other small quantity generators in the United States and Canada. The Company is also expanding into international markets through joint ventures and by licensing its proprietary technology and selling associated equipment.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly-owned subsidiaries, Stericycle of Arkansas, Inc., Stericycle of Washington, Inc., SWD Acquisition Corp., Environmental Control Co., Inc, ("ECCO") Waste Systems, Inc. ("WSI") (majority shareholder of 3CI Complete Compliance Corporation ("3CI")), Mid-America Environmental, Inc., 507375 N.B. Ltd., and Med-Tech Environmental Limited ("Med-Tech"). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

       The Company recognizes revenue when the treatment of the regulated medical waste is completed on-site or the waste is shipped off-site for processing and disposal. For waste shipped off-site, all associated costs are recognized at time of shipment. Revenue and costs on contracts to supply the Company's proprietary treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract.

Cash Equivalents and Short-Term Investments

       The Company considers all highly liquid instruments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of highly liquid investments in corporate debt obligations and certificates of deposit which mature in less than one year and are classified as held-to-maturity. These obligations are stated at amortized cost, which approximates fair market value. Interest income is recognized as earned.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

  Buildings and improvement --10 to 30 years

  Machinery and equipment -- 3 to 10 years

  Office equipment and furniture -- 5 to 10 years

Goodwill

Goodwill is amortized using the straight-line method over 25 years. Amortization expense for 1996, 1997 and 1998 related to goodwill was approximately $390,000, $1,042,000 and $1,505,000, respectively.

                       STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



The Company continually evaluates the value and future benefits of its goodwill. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that the Company's best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended December 31, 1998, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.

New Plant Development and Permitting Costs

       The Company expenses costs associated with the operation of new plants prior to the commencement of services to customers and all initial and on-going costs related to permitting.

Research and Development Costs

       The Company expenses costs associated with research and development as incurred. Research and development expense for 1996, 1997 and 1998 was $194,000, $281,000 and $15,000, respectively.

Income Taxes

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

Financial Instruments

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

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

       Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those

                       STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related enterprise-wide disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect the Company's results of operations or financial position, but did affect its disclosures. The Company's operating segments, (Stericycle, Inc., WSI, and Med-Tech) have similar economic characteristics and are similar in the nature of their products and services, treatment processes, types of customers, methods of distribution of services, and nature of their regulatory environments. Based on this conclusion, the Company has not presented segment disclosure information. The Company has provided its enterprise-wide disclosures in Note 15.

NOTE 3 -- PUBLIC OFFERINGS

       On August 28 and August 30, 1996, the Company successfully completed an initial public offering of 3,450,000 shares of common stock at $9 per share. The Company received total proceeds from the offering, net of offering costs, of approximately $27,621,000.

       On February 5, 1999, the Company successfully completed a public offering of 3,500,000 shares of common stock at $14.50 per share. The Company received total proceeds from the offering, net of offering costs, of approximately $47,250,000.

NOTE 4 -- INCOME TAXES

The Company's deferred tax liabilities and assets as of December 31, 1997 and 1998 are as follows:


                                                                  1997             1998
                                                                  ----             ----
    Deferred tax liabilities:
     Capital lease obligations............................... $  (461,000)     $  (561,000)
     Property, plant and equipment...........................    (509,000)        (357,000)
     Goodwill................................................    (228,000)        (465,000)
     Other...................................................          --         (265,000)
                                                              -----------      -----------
    Total deferred tax liabilities...........................  (1,198,000)      (1,648,000)
    Deferred tax assets:
     Accrued liabilities.....................................     857,000          659,000
     Research and development costs..........................     324,000          324,000
     Other...................................................     195,000          149,000
     Net operating tax loss carryforward.....................  14,344,000       10,927,000
     Alternative minimum tax credit carry-
     forward.................................................      60,000          140,000
                                                              -----------      -----------
    Total deferred tax assets................................  15,780,000       12,199,000
                                                              -----------      -----------
     Net deferred tax assets.................................  14,582,000       10,551,000
     Valuation allowance..................................... (14,582,000)     (10,551,000)
                                                              -----------      -----------
        Net deferred tax assets.............................. $        --     $         --
                                                             ============     ============

                       STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



       At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximated $27,000,000, which expire beginning in 2004. Based on the Internal Revenue Code of 1986, as amended, and changes in the ownership of the Company, utilization of the net operating loss carryforwards are subject to annual limitations which could significantly restrict or partially eliminate the utilization of the net operating losses. Additionally, the Company has an alternative minimum tax credit carryforward of $140,000 available indefinitely.


       Significant components of the Company's income tax expense for the year ended December 31, 1997 and 1998 are as follows:



                                                                               1997        1998
                                                                              ------      ------
       Current

        Federal.........................................................     $  60,000   $ 243,000

        State...........................................................     $  86,000     405,000
                                                                             ---------   ---------
        Total provisions ...............................................     $ 146,000   $ 648,000
                                                                             =========   =========

       A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 1997 and 1998 is as follows:



                                                                                   1997            1998
                                                                                  ------          ------

       Federal statutory income tax rate........................................    34.0%         34.0%
       Effect of:
           State taxes, net of federal tax effect...............................     4.4%          4.0%
           Alternative minimum taxes............................................     3.8%          3.8%
           Nondeductible goodwill amortization..................................     4.5%          1.8%
           Other................................................................     1.7%           --
           Utilization of net operating loss carryforward.......................   (39.1)%       (33.4)%
                                                                                    -----         -----
       Effective tax rate  .....................................................     9.3%         10.2%
                                                                                    =====         =====

         The Company paid income taxes of $1,030,000 and $58,300 in 1998 and 1997. Additionally, the Company did not recognize any income tax benefit for 1996 due to the Company's historical operating losses and valuation allowances established for net deferred tax assets.

NOTE 5 -- ACQUISITIONS

       In late December 1998 the Company gained control of a significant majority of the outstanding common stock and warrants of Med-Tech Environmental Limited ("Med-Tech") and in January 1999 the Company acquired all of the remaining outstanding common stock and warrants of Med-Tech. Med-Tech, which is located in Toronto, Canada, provides medical waste management services in Canada and the northeastern United States. The Company paid a total of approximately $3,059,000 in cash for the Med-Tech shares and warrants that it acquired. In October 1998, the Company purchased Med-Tech's junior secured indebtedness of approximately $3,576,000, paying the face value of the acquired debt, in the form of $2,920,000 in cash and 36,940 shares of the Company's common stock, and replacing a letter of credit of approximately $1,641,000 (which was cancelled in January 1999).

       In October 1998, the Company acquired all of the outstanding capital stock of Waste Systems, Inc. ("WSI"). The purchase price was (i) $10,000,000 in cash and (ii) the grant of certain exclusive negotiation and first refusal rights to the sellers in connection with the purchase, for installation and operation in the

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



Federal Republic of Germany, of medical waste treatment units incorporating the Company's proprietary ETD technology. WSI owns approximately 52.2% of the common stock and all of the preferred stock of 3CI, which provides regulated medical waste management services in the southeastern United States. 3CI's common stock is traded on the Nasdaq SmallCap Market under the symbol "TCCC." WSI also owns a secured promissory note from 3CI which, as amended in December 1998, is payable to WSI in the principal amount of approximately $6,237,000 on or before September 30, 1999.

      In August 1998, the Company acquired the customer contracts, vehicles, and certain other assets of the regulated medical waste management business of Medical Compliance Services, Inc. (MCS) for $5,850,000 in cash. The Company also agreed to purchase from MCS and a related party, MCS's Albuquerque, New Mexico treatment facility and equipment for $1,250,000 in cash. The purchase of the treatment facility and equipment closed in March 1999.

      In May 1997, the Company acquired all of the outstanding stock of Environmental Control Co., Inc. ("ECCO"), a regulated medical waste business operating in the New York City market. The company paid $4,200,000 in cash, issued 125,000 shares of stock, assumed debt on vehicles and issued a $2,300,000 10-year promissory note for the balance of the purchase price. The note bears interest at the rate of 6.86% per annum payable in 10 equal installments of $230,000, which started in May 1998.

      In December 1996, the Company purchased the customer lists, vehicles, and certain other assets of the major portion of the medical waste business of Waste Management, Inc. ("WMI") for $5,450,000 in cash and a note for $5,210,000. During the quarter ended June 30, 1997, adjustments were made to the value of the vehicles purchased and to the purchase price. The purchase price was decreased by $756,000 as specified in the agreement, and the related goodwill and note payable were adjusted accordingly. The Company finalized its estimate of the value of the vehicles purchased and reduced the related note accordingly. In the quarter ended December 31, 1997, the purchase price was decreased by $163,000 as specified in the agreement, and the related goodwill was adjusted accordingly. The Company paid the adjusted balance of the note plus accrued interest in 1997 and 1998.

      In addition to the above acquisitions, in 1996, 1997 and 1998, the Company acquired the customer contracts and certain other assets of nineteen other regulated medical waste businesses. The purchase prices for these acquisitions were paid by a combination of cash, notes payable, and shares of common stock of the Company.

      For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total aggregate purchase price for 1996, 1997 and 1998 of $13,013,000, $10,197,000 and
$22,538,000, respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the dates of acquisition. The total aggregate purchase price of 1997 and 1998 acquisitions includes the value of 403,000 and 167,000 shares of common stock, respectively, issued to the sellers. The excess of the purchase prices over the fair market values of the net assets acquired is reflected in the accompanying Consolidated Balance Sheets as goodwill. The results of operations of these acquired businesses are included in the Consolidated Statement of Operations from the respective dates of acquisition. The effect of these acquisitions would not have a significant effect on the Company's

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



operations, except for the Med-Tech, WSI, MCS and ECCO acquisitions.

       The following unaudited pro forma results of operations assumes that the Med-Tech, WSI, MCS and ECCO acquisitions occurred as of January 1, 1997, after giving effect to certain adjustments including amortization of goodwill, increased interest expense on debt incurred in connection with the acquisitions and adjustments to record incremental recurring costs associated with the consolidation of the operations as the historical results of operations of Med Tech, WSI, MCS and ECCO did not reflect these costs:


                                                                                YEAR ENDED DECEMBER 31,
                                                                                1997               1998
                                                                                ----               ----
                                                                         (in thousands, except per share data)

       Pro forma revenues  .................................................  $  79,213      $    91,726

       Pro forma net income (loss)..........................................     (3,031)           4,245

       Pro forma diluted net income (loss) per share........................      (0.29)            0.38


       The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods indicated or of future results of operations.

NOTE 6 -- LONG-TERM DEBT

        Long-term debt consists of the following at December 31:


                                                                                  1997           1998
                                                                                  ----           ----
                                                                                     (in thousands)
       Industrial development revenue bonds.................................  $  1,358        $   1,093
       Obligations under capital leases.....................................       212              847
       Notes payable to banks...............................................        --           19,412
       Subordinated debt   .................................................        --            2,750
       Notes payable       .................................................     4,957            4,857
                                                                                ------            -----
                                                                                 6,527           28,959
       Less:  Current portion...............................................     3,052            5,499
                                                                                 -----            -----
           Total............................................................  $  3,475        $  23,460
                                                                              ========        =========


       In December 1998, the Company entered into a subordinated loan agreement with a group of lenders consisting of six of the Company's seven directors pursuant to which the lenders agreed to provide the Company with up to $5,500,000 of short-term financing upon the Company's request. At December 31, 1998 the Company had borrowed $2,750,000. Each loan bore interest at 6.0% per annum and was due on the earlier of 10 days after completion of the Company's February 5, 1999 public offering pending when the loan was made or January 5, 2000. Under the terms of the subordinated loan agreement, the lenders were granted five-year warrants to purchase shares of the Company's common stock exercisable at any time after the first anniversary of the grant date. Upon entering into the loan agreement, each lender was granted a warrant for a number of shares of common stock equal to the amount of the lender's loan commitment multiplied by 0.05 and then divided by the closing price of a share of common stock on the trading day immediately prior to the date of the lender's execution

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



of the loan agreement. This closing price is also the exercise price of the warrant. In addition, at the time of each loan, each lender was granted a warrant for a number of shares of common stock equal to the amount of the loan multiplied by 0.30 and then divided by the closing price of a share of common stock on the trading day immediately prior to date of disbursement of the lender's loan. This closing price is also the exercise price of the warrant. In January 1999, the Company borrowed the remaining balance of $2,750,000 available under the loan agreement. In connection with their loans, the lenders were granted warrants to purchase, in the aggregate, 18,970 shares of common stock at $14.50 per share, 43,551 shares of common stock at $15.50 per share and 59,092 shares of Common Stock at $16.50 per share. All of the loans were repaid in March 1999.

       In connection with the Company's acquisition of Med-Tech, in December 1998, the Company assumed bank notes payable having an aggregate balance of $3,023,000 at December 31, 1998, with the National Bank of Canada. The notes were paid in full in January 1999.

       In connection with the Company's acquisition of WSI, in October 1998, the Company acquired a number of notes payable having an aggregate balance of $1,838,000 at December 31, 1998. These notes are collateralized by vehicles and equipment and are due in monthly installments, including interest at rates ranging from 7% to 16.75% through 2002.

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

       The Company's borrowings under its LaSalle Bank credit facility bear interest at either the Bank's prime rate plus .25% (8.00% at December 31, 1998), or an adjusted LIBOR rate (7.05% at December 31, 1998) as the Company elects at the time of each borrowing. The Company also pays a commitment fee of 0.25% per annum on the unborrowed portion of the credit facility. Interest is payable quarterly (or at the end of the interest period, if the Company selects an interest period of less than three months in the case of a borrowing bearing interest at the adjusted LIBOR rate). As security for the Company's borrowings, the Company granted the bank a security interest in all of the Company's tangible and intangible assets and pledged all of the capital stock of its subsidiaries. In addition, the Company is required to maintain a minimum level of net worth and comply with certain restrictive financial covenants, and is restricted from paying dividends on its capital stock. At December 31, 1998, the Company had borrowed $16,386,000 under the credit facility. In February 1999, upon receipt of the proceeds from the Company's public offering of common stock, all borrowings under the credit facility were repaid.

       In connection with the Company's May 1997 purchase of ECCO's stock, a 10-year note for $2,300,000 was issued to the owners of ECCO. The note is payable in 10 equal annual installments due on May 1 of each year starting in 1998. The note bears interest at the rate of 6.86% per annum.

       In connection with the Company's December 1996 purchase of WMI's medical waste business, a note payable totaling $5,210,000 was issued to WMI. The amount of the note was subsequently adjusted to $3,593,301 and was repaid during 1997 and 1998.

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998




       In 1994, a non-interest bearing note in the amount of $2,480,000 was issued as part of the purchase of the net assets of Safe Way Disposal Systems, Inc. As a result of the Company's initial public offering in August 1996, a portion of the note was converted into 98,001 shares of common stock and the remainder was paid in cash.

       During 1992, the Company entered into an obligation to finance the development of its Woonsocket, Rhode Island facility. The development and purchase of substantially all of the property and equipment for the Woonsocket, Rhode Island facility was financed from the issuance of industrial development revenue bonds. The bonds are due in various amounts through 2017 at fixed interest rates ranging from 6.3% to 7.375% and are collateralized by the property and equipment at the Woonsocket, Rhode Island facility. The terms of an agreement entered into in connection with the issuance of the bonds contain, among other provisions, requirements for maintaining defined levels of working capital and various financial ratios including debt to net worth.

       Payments due on long-term debt during each of the five years subsequent to December 31, 1998, including capital lease obligations and excluding borrowings under the Company's LaSalle National Bank credit facility and under the subordinated loan agreement with certain of its directors, which amounts were repaid in February 1999, are as follows:


                                                              (in thousands)

          1999...........................................       $  5,499
          2000...........................................          1,262
          2001...........................................            788
          2002...........................................            445
          2003...........................................            230


       The Company paid interest of $352,000, $444,000 and $670,000 for the fiscal years ended December 31, 1996, 1997 and 1998, respectively.

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



NOTE 7--LEASE COMMITMENTS


       The Company leases various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements which expire at various dates over the next eight years. The leases for most of the properties contain renewal provisions.

       Rent expense for 1996, 1997 and 1998 was $2,462,000, $3,284,000 and
$3,508,000 respectively.

       Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 1998 for each of the next five years and in the aggregate are as follows:


                                                                  (in thousands)

    1999.........................................................     $  3,916
    2000.........................................................        3,052
    2001.........................................................        2,584
    2002.........................................................        1,915
    2003.........................................................        1,078
    Thereafter...................................................          895
                                                                        ------
    Total minimum rental payments................................     $ 13,440
                                                                        ======

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 8 -- NET INCOME (LOSS) PER SHARE

       The following table sets forth the computation of basic and diluted net income (loss) per share:


                                                                 YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1996          1997          1998
                                                        -----------    -----------   -----------
                                                     (in thousands, except share and per share data)
Numerator:

   Net income (loss) ................................   $    (2,389)   $     1,430   $     5,713

Denominator:

   Denominator for basic earnings per share --
   weighted-average shares ..........................     7,471,151     10,239,996    10,647,083

   Effect of dilutive securities:
       Employee stock options .......................          --          441,586       473,723
       Warrants .....................................          --           84,534       142,722
                                                        -----------    -----------   -----------
   Dilutive potential common shares..................          --          526,120       616,445
                                                        -----------    -----------   -----------

   Denominator for diluted earnings per share --
   adjusted weighted average shares and
   assumed conversions ..............................     7,451,151     10,766,116    11,263,528
                                                        ===========    ===========   ===========

Basic net income (loss) per share ...................   $     (0.32)   $      0.14   $      0.54
                                                        ===========    ===========   ===========

Diluted net income (loss) per share .................   $     (0.32)   $      0.13   $      0.51
                                                        ===========    ===========   ===========


       For additional information regarding outstanding employee stock options and outstanding warrants, see Note 9.

       Options to purchase 838,849 shares of common stock were outstanding during 1996 at exercise prices ranging from $.53-$69.02, but were not included in the computation of diluted earnings per share because the Company had a net loss in 1996 and the effect would be antidilutive. In 1997 and 1998, options and warrants to purchase 75,945 shares and 67,615 shares, respectively, at exercise prices of $10.25 - $69.02 and $15.50 - $69.02, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. In 1999, the Company issued 3,500,000 shares of common stock upon completion of its February 5, 1999 public offering and 59,157 shares of common stock in payment for certain acquisitions.


NOTE 9 -- STOCK OPTIONS AND WARRANTS

       Shares of the Company's common stock have been reserved for issuance upon the exercise of options and warrants. These shares have been reserved as follows at December 31, 1998:



    1995 Plan options............................................       242,763
    1996 Directors Plan options..................................       152,345
    1997 Plan options............................................       550,862
    Warrants.....................................................       268,481
                                                                      ---------
    Total shares reserved........................................     1,214,451
                                                                      =========

Stock Options

       In 1995, the Company's Board of Directors and shareholders approved an incentive compensation plan (the "1995 Plan"), which, as amended and restated in 1996, provides for the granting of 1,500,000 shares of common stock in the form of stock options and restricted stock to employees, officers, directors and consultants of the Company. The exercise price of options granted under the 1995 Plan must be at least equal to the fair market value of the common stock on the date of grant. All options granted to date have 10-year terms and vest over periods of up to four years after the date of grant.

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

       In June 1996, the Company's Board of Directors adopted and in July 1996, the Company's shareholders approved, the Directors Stock Option Plan. The plan authorizes stock options for a total of 285,000 shares of common stock to be granted to eligible directors of the Company, consisting of directors who are neither officers nor employees of the Company. As of each annual meeting of the Company's shareholders, each incumbent eligible director who is re-elected as a director at the annual meeting automatically receives an option grant based on a predetermined formula. The exercise price of each option will be the closing price on the date of grant. The term of each option is six years from the date of grant, and each option vests in 16 equal quarterly installments and may be exercised only when it is vested and only while the holder of the option remains a director of the Company or during the 90-day period following the date that he or she ceases to serve as a director.


A summary of stock option information follows:

                                                        1996                            1997                        1998
                                              ------------------------       -------------------------      ----------------------
                                                             Weighted                        Weighted                     Weighted
                                                              Average                         Average                      Average
                                                             Exercise                        Exercise                     Exercise
                                                 Shares        Price           Shares          Price            Shares      Price
                                                ---------   -----------     ----------    ------------      -----------  ----------
Outstanding at beginning of year                  933,235      $ 0.62          537,166        $ 1.93            845,861    $   4.98
   Granted                                        279,053      $ 3.20          433,367        $ 7.97            360,238    $  13.92
   Exercised                                     (660,767)     $ 0.59          (83,006)       $ 0.70           (155,979)   $   2.21
   Canceled/Forfeited                             (14,355)     $ 3.42          (41,666)       $ 5.38           (104,150)   $   8.89
                                                 --------      ------       ----------        ------          ---------   ---------
Outstanding at end of year                        537,166      $ 1.93          845,861        $ 4.98            945,970    $   8.37
                                                 ========      ======       ==========        ======         ==========   =========
Exercisable at end of year                        315,273      $ 0.81          326,119        $ 1.53            393,084    $   5.37

Available for future grant                        592,004                    1,700,303                        1,434,821

Options outstanding and exercisable as of December 31, 1998 by price range:


                                                            Outstanding                              Exercisable
                                           -----------------------------------------------  - ---------------------------
                                                            Weighted          Weighted                       Weighted
                                                             Average           Average                        Average
                                                           Remaining          Exercise                       Exercise
Range of Exercise Prices                     Shares       Life in Yrs           Price          Shares         Price
------------------------                     ------       -----------          -----           ------         -----
$.53--$1.99                                   238,314         7.08              $ 1.14          201,578       $ 0.98
$5.84--$10.25                                 384,292         7.29              $ 8.18          135,438       $ 8.29
$11.125--$18.125                              323,364         8.51              $13.94           56,068       $14.11
                                            ---------                                         ---------
                                              945,970                                           393,084
                                            =========                                          ========




The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted in 1997 and 1998 were valued using the Black-Scholes option pricing model. Options granted in 1996 and 1995, as a non-public company, were valued using the minimum value method. The following assumptions were used in 1996, 1997 and 1998: expected volatility of zero in 1996, 0.50 in 1997 and 0.61 in 1998; risk-free interest rates ranging from 5.1% to 6.7% in 1996, 5.9% to 6.8% in 1997 and 4.5% to 4.8% in 1998; a dividend yield of 0%; and a weighted-average expected life of the option of 31 months in 1996, 72 months in 1997 and 1998. The weighted-average fair values of options granted during 1996, 1997 and 1998 were $0.79 per share, $4.48 per share and $6.52 per share, respectively.

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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The Company's pro forma information follows (in thousands, except for per share information):


                                                 YEAR ENDED DECEMBER 31,
                                              1996         1997         1998
                                           ---------     ---------   ---------
Pro forma net income (loss) ............   $  (2,474)    $   1,112   $   4,485
Pro forma net income (loss) per share ..   $   (0.33)    $    0.10   $    0.40


       The pro forma effect in 1996, 1997 and 1998 is not representative of the pro forma effect in future years as the pro forma disclosures reflect only the fair value of stock options granted subsequent to December 31, 1994.

Warrants

       The Company, in connection with the issuance of preferred stock, which was subsequently reclassified as common stock, issued warrants to purchase up to 6,773 shares of common stock at an exercise price of $69.02 per share. At December 31, 1998, all of these warrants were outstanding. They expire in March 1999.

       During 1995, several of the Company's shareholders and directors provided a bridge loan to the Company. The loan totaled $830,000 with interest at the prime rate plus 3% and was repaid. In addition to the interest, the lenders received warrants to purchase 220,559 shares of common stock at $1.59 per share. These warrants expire on July 31, 2000. In 1996, the lenders exercised warrants to purchase 166,749 shares. In 1998, all of the remaining warrants to purchase 53,810 shares were exercised.

     In May 1996, the Company obtained a $1,000,000 bridge loan from certain shareholders, directors and officers to provide working capital and to finance acquisitions. The bridge loan was repaid in August 1996. In connection with this loan, the Company issued warrants to members of the lending group to purchase an aggregate of 226,036 shares of common stock at $7.96 per share. The warrants expire in May 2001. In 1998, warrants to purchase 35,940 shares were exercised. At December 31, 1998, warrants to purchase 190,096 shares remained outstanding.

     In December 1998, the Company entered into a subordinated loan agreement with a group of lenders consisting of six of the Company's seven directors pursuant to which the lenders agreed to provide the Company with up to $5,500,000 of short-term financing upon the Company's request. Under the terms of the subordinated loan agreement, the

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


lenders have been granted five-year warrants to purchase shares of the Company's Common Stock exercisable at any time after the first anniversary of the grant date. The closing price of the Company's common stock on the dates of grant is also the exercise price of the warrant. In December 1998 and January, 1999, lenders were granted warrants to purchase, in the aggregate, 18,970 shares of common stock at $14.50 per share, 43,551 shares of common stock at $15.50 per share and 59,092 shares of common stock at $16.50 per share.

NOTE 10 -- EMPLOYEE STOCK PURCHASE PLAN

       Under a plan for 1997 approved by the Board of Directors, employees of Stericycle can purchase shares of common stock at a market price. Under the terms of the plan, employees were allowed to purchase shares throughout the year and pay for the stock through salary deduction. Employees elected to purchase a total of 2,905 shares under this plan in 1998.

NOTE 11 -- EMPLOYEE BENEFIT PLAN

       The Company has a 401(k) defined contribution retirement savings plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may match up to 30% of the first $1,000 contributed to the plan by each employee. The Company's contributions for the years ended December 31, 1996, 1997 and 1998 were approximately $14,000, $25,000 and $10,000, respectively.

NOTE 12 -- RELATED PARTIES

     In February 1998, the Company announced the formation of an international joint venture company called Medam S.A. de C.V., ("Medam") which utilizes Stericycle's proprietary Electro-Thermal Deactivation ("ETD") technology to treat medical and infectious waste in the Mexico City market. Stericycle's partners in the joint venture are Controladora Ambiental S.A. de C.V. ("Contam"), headquartered in Mexico City and Pennoni Associates, Inc., headquartered in Philadelphia, Pennsylvania. The Company owns 24.5% of the common stock of Medam. At December 31, 1998, the Company had made $1,164,000 in capital contributions. In 1998 the Company sold to Medam $1,202,000 of proprietary equipment and earned technology license fees of $1,060,000. The Company's investment in Medam is accounted for under the equity method and is included in other non-current assets in the Consolidated Balance Sheets. The Company's share of the results of operations of Medam in 1998 was not material.


NOTE 13 -- LEGAL PROCEEDINGS

     The Company operates in a highly regulated industry and is exposed to regulatory inquiries or investigations from time to time. Investigations can be initiated for a variety of reasons. The Company has been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to the Company, without having a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company may consider it more cost-effective to settle such proceedings than to involve itself in costly and time-consuming administrative actions or litigation. The Company is also a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the resolution of these other matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 14 -- SUBSEQUENT EVENTS

       In the first quarter of 1999, the Company completed six acquisitions. In January 1999, the Company purchased the customer lists and selected other assets of Environmental Transloading Services, Inc., in Los Angeles, California, and Medical Resources Corporation, in Farmington, New Mexico. In February 1999, the Company purchased the customer lists and selected other assets of Medical Resource Recycling Systems, Inc., in Spokane, Washington, Southwest Medecol, L.C., in Amarillo, Texas, and Medical Express & General Courier Service, Inc., in Pittsburgh, Pennsylvania. In March 1999, the Company purchased the customer list and selected other assets of Enviro-Tech Disposal, a division of Lancaster General Service Business Trust, in Lancaster, Pennsylvania.

                      STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


       The aggregate purchase price for these six acquisitions was approximately $3,825,000 (exclusive of liabilities assumed in two cases), of which approximately $2,550,000 was paid in cash, approximately $1,200,000 was paid (or will be paid) by the issuance of 59,157 unregistered shares of the Company's common stock, and $75,000 was paid by a seven-month interest-free note. In addition, the Company assumed certain liabilities of two of the sellers in the aggregate amount of approximately $130,000. In the case of three of the acquisitions, the purchase price is subject to a downwards adjustment if revenues from the customer contracts acquired do not reach certain specified levels.

NOTE 15 -- PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION


     Summary revenue information for the Company's products and services is as follows:


                                                      YEAR ENDED DECEMBER 31,
                                               1996         1997         1998
                                               ----         ----         ----
                                                        (in thousands)

       Medical waste management services  $   24,542   $   46,166   $   59,669
       Proprietary equipment sales                --           --        5,952
       Technology license                         --           --        1,060
                                            --------    ---------    ---------
       Total                              $   24,542   $   46,166   $   66,681
                                            ========    =========    =========


     Summary financial information by geographic area is as follows:


                                                   YEAR ENDED DECEMBER 31, 1998
                                                          (in thousands)

                                     1996             1997               1998
      Revenues:
        United States             $ 24,542          $ 46,166         $   59,206
        Canada                          --                --                463
        Other foreign countries         --                --              7,012
                                  --------          --------          ---------
      Total                       $ 24,542          $ 46,166         $   66,681
                                  ========          ========          =========

      Long-lived assets:
        United States                               $ 44,074         $   66,853
        Canada                                            --              9,092
        Other foreign countries                           --                 --
                                                    --------         ----------
      Total                                         $ 44,074         $   75,945
                                                    ========         ==========



       Revenues are attributed to countries based on the location of customers. In 1998, the Company provided medical waste management services to customers in Canada and licensed and sold proprietary equipment to a Brazilian company and to a joint venture in Mexico. Additionally, no individual customer represents more than 10% of the Company's revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

   None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item regarding directors of the Company is incorporated by reference to the information contained under the caption "Election of Directors--Nominees for Director" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.

       The information required by this Item regarding executive officers of the Company is contained under the caption "Executive Officers of the Registrant" in
Part I of this Report.

       The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference to the information contained under the caption "Stock Ownership--Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference to the information contained under the caption "Election of Directors--Certain Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS (Item 14(a)(1) and (2))

     The following financial statements and schedules have been filed with this
Report:



                                                                                                        PAGE
      Report of Independent Auditors, Ernst & Young LLP............................................

      Consolidated Financial Statements--Stericycle, Inc. and Subsidiaries

      Consolidated Balance Sheets at December 31, 1997 and 1998....................................

      Consolidated Statements of Operation for Each of the Years in the
        Three-Year Period Ended December 31, 1998..................................................

      Consolidated Statements of Changes in Shareholders' Equity
        for Each of the Years in the Three-Year Period Ended December 31, 1998.....................

      Consolidated Statements of Cash Flows for Each of the Years in the
        Three-Year Period Ended December 31, 1998..................................................

      Notes to Consolidated Financial Statements...................................................


EXHIBITS (Item 14(a)(3))

      The following exhibits are filed with this Report:





 EXHIBIT                                         DESCRIPTION                                          FILED WITH
 NUMBER.                                                                                              ELECTRONIC
-------                                                                                               SUBMISSION
                                                                                                      ----------

  3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to
               Exhibit 3.1 to the Company's 1996 Form S-1).......................................

  3.2          Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the
               Company's 1996 Form S-1)..........................................................

  4.1          Specimen certificate for shares of the Company's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Company's
               1996 Form S-1)....................................................................

  4.2          Form of Common Stock Purchase Warrant in connection with July
               1995 line of credit (incorporated by reference to Exhibit 4.2 to the Company's 1996 Form S-1)......................................................

  4.3          Form of Common Stock Purchase Warrant in connection with May 1996 short-term loan (incorporated by reference to Exhibit 4.3 to the Company's 1996
               Form S-1).........................................................................

  4.4          Form of Common Stock Purchase Warrant in connection with December 1998 subordinated loan (incorporated by reference to Exhibit 4.1 to the Company's 1999 Form S-3)....



  4.5          Amended and Restated Registration Agreement dated October 19, 1994 between the Company and certain of its stockholders, and related First Amendment dated September 30, 1995 and Second Amendment dated July 1, 1996 (incorporated by reference to Exhibit 4.4 to the Company's 1996 Form S-1)..........................

  10.1+        Amended and Restated Incentive Compensation Plan (incorporated by reference to
               Exhibit 10.1 to the Company's 1996 Form S-1)......................................

  10.2+        First Amendment to Amended and Restated Incentive Compensation
               Plan (incorporated by reference to Exhibit 10.7 to the Company's
               1999 Form S-3)....................................................................

  10.3+        Directors Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
               Company's 1996 Form S-1)..........................................................

  10.4+        First and Second Amendments to Directors Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's 1999 Form S-3).........................

  10.5+        1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's
               Annual Report on Form 10-K for 1997)..............................................

  10.6+        First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit
               10.9 to the Company's 1999 Form S-3)..............................................

  10.7         Credit Agreement dated as of September 30, 1998 among LaSalle National Bank, as agent, LaSalle National Bank, as lender, the Company and certain of the Company's subsidiaries, and related Master First Amendment Agreement dated as of October 30,
               1998 (incorporated by reference to Exhibit 10.1 to the Company's 1999 Form S-3)...

  10.8         Guaranty Agreement dated June 1, 1992 among the Company, Fleet
               National Bank, as Trustee, and Rhode Island Industrial-Recreational Building
               Authority, and related Regulatory Agreement dated June 1, 1992 between the Company and the Rhode Island Industrial-Recreational Building Authority (incorporated by reference to Exhibit 10.5 to the Company's 1996 Form S-1).........................

  10.9         Subordinated Loan Agreement dated December 22, 1998 between the
               Company and certain lenders (all of whom are directors of the
               Company) (incorporated by reference to Exhibit 10.10 to the
               Company's 1999 Form S-3)..........................................................

  10.10        Industrial Building Lease dated July 28, 1998 between Curto Reynolds Oelerich, Inc.
               and the Company, relating to the Company's lease of office and warehouse space in
               Lake Forest, Illinois (incorporated by reference to Exhibit 10.3 to the Company's
               1999 Form S-3)....................................................................

  10.11        Standard Form Industrial Lease dated October 1, 1991 between the
               Company and General American Life Insurance Company, relating to the Company's
               Loma, Linda, California treatment facility (incorporated by reference to Exhibit
               10.10 to the Company's 1996 Form S-1).............................................

  10.12        Lease dated June 1, 1992 between the Company and Rhode Island
               Industrial Facilities Corporation, relating to the Company's Woonsocket, Rhode
               Island treatment facility (incorporated by reference to Exhibit 10.11 to the
               Company's 1996 Form S-1)..........................................................




  10.13        Agreement for Sublease dated April 1, 1997 between Waste Management of Texas, Inc.
               and the Company, relating to the Company's sublease of a treatment facility in
               Terrell, Texas (incorporated by reference to Exhibit 10.4 to the Company's 1999
               Form S-3).........................................................................

  10.14        Agreement for Sublease dated May 1, 1997 between Waste Management of Maryland, Inc.
               and the Company, relating to the Company's sublease of a treatment facility in
               Baltimore, Maryland (incorporated by reference to Exhibit 10.5 to the Company's
               1999 Form S-3)....................................................................

  10.15        Agreement for Sublease dated July 30, 1997 between WMI Medical Services of Arizona,
               Inc. and the Company, relating to the Company's sublease of a treatment facility in
               Chandler, Arizona (incorporated by reference to Exhibit 10.6 to the Company's 1999
               Form S-3).........................................................................

  10.16        Joint Venture Agreement dated May 16, 1997 among the Company, Pennoni Associates,
               Inc., Conopam, S.A. de C.V. and Controladora Ambiental, S.A. de C.V., relating to the organization of Medam, S.A. de C.V. (incorporated by reference to Exhibit 10.2 to the Company's 1999 Form S-3)...................................................

  11           Statement re computation of per share earnings ...................................          x

  21           Subsidiaries......................................................................          x

  23           Consent of Ernst & Young LLP......................................................          x

  27           Financial data schedule for the year ended December 31, 1997......................          x

---------------------

+    Management contract or compensatory plan required to be filed pursuant to
     Item 601 of Regulation S-K.

     References to the Company's "1996 Form S-1" are to the Company's Registration Statement on Form S-1 as declared effective on August 22, 1996 (Registration No. 333-05665); references to the Company's "1999 Form S-3" are to the Company's Registration Statement on Form S-3 as declared effective on February 4, 1999 (Registration No. 333-60591).


REPORTS ON FORM 8-K (Item 14(b))

         During the quarter ended December 31, 1998, the Company filed the following reports on Form 8-K:

       (a) a Current Report on Form 8-K, dated and filed October 15, 1998, to report the Company's acquisition as of October 1, 1998 of all of the issued and outstanding capital stock of Waste Systems, Inc., which owns approximately 52.2% of the outstanding common stock and all of the outstanding preferred stock of 3CI Complete Compliance Corporation;

       (b) a related Current Report (Amended) on Form 8-K/A, dated and filed December 14, 1998;

       (c) a Current Report on Form 8-K, dated and filed November 4, 1998, to report the Company's purchase of certain of the issued and outstanding capital stock and junior secured indebtedness of Med-Tech Environmental Limited (in connection with which the Company subsequently filed Current Reports (Amended) on Form 8-K/A Reports (Amended) on Form 8-K/A on January 4 and January 7, 1999).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Date: March 31, 1999.

                                       STERICYCLE, INC.


                                       By: /s/ MARK C. MILLER
                                           ----------------------
                                           Mark C. Miller
                                           President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



          NAME                                           TITLE                            DATE
  /s/ JACK W. SCHULER                        Chairman of the Board of Directors          March 31, 1999
  -------------------------------
     Jack W. Schuler

  /s/ MARK C. MILLER                         President, Chief Executive Officer and      March 31, 1999
  -------------------------------            Director (Principal Executive
   Mark C. Miller                            Officer)


  /s/ FRANK J.M. ten BRINK                   Vice President, Finance and Chief           March 31, 1999
  --------------------------------           Financial Officer (Principal
    Frank J.M. ten Brink                     Financial and Accounting Officer)

  /s/ ROD DAMMEYER                           Director                                    March 31, 1999
  --------------------------------
      Rod Dammeyer

  /s/ PATRICK F. GRAHAM                      Director                                    March 31, 1999
  --------------------------------
      Patrick F. Graham

  /s/ JOHN PATIENCE                          Director                                    March 31, 1999
  --------------------------------
      John Patience

  /s/ L. JOHN WILKERSON, Ph.D                Director                                    March 31, 1999
  --------------------------------
     L. John Wilkerson, Ph.D.

  /s/ PETER VARD                             Director                                    March 31, 1999
  --------------------------------
      Peter Vardy






                                                  EXHIBIT INDEX

   EXHIBIT                                         DESCRIPTION                                           FILED
   NUMBER.                                                                                               WITH
                                                                                                       ELECTRONIC
                                                                                                       SUBMISSION
  3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to
               Exhibit 3.1 to the Company's 1996 Form S-1).......................................

  3.2          Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the
               Company's 1996 Form S-1)..........................................................

  4.1          Specimen certificate for shares of the Company's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Company's
               1996 Form S-1)....................................................................

  4.2          Form of Common Stock Purchase Warrant in connection with July
               1995 line of credit (incorporated by reference to Exhibit 4.2 to the Company's 1996 Form S-1)

  4.3          Form of Common Stock Purchase Warrant in connection with May 1996 short-term loan (incorporated by reference to Exhibit 4.3 to the Company's 1996
               Form S-1).........................................................................

  4.4          Form of Common Stock Purchase Warrant in connection with December 1998 subordinated loan (incorporated by reference to Exhibit 4.1 to the Company's 1999 Form S-3)....

  4.5          Amended and Restated Registration Agreement dated October 19, 1994 between the Company and certain of its stockholders, and related First Amendment dated September 30, 1995 and Second Amendment dated July 1, 1996 (incorporated by reference to Exhibit 4.4 to the Company's 1996 Form S-1)..........................

  10.1+        Amended and Restated Incentive Compensation Plan (incorporated by reference to
               Exhibit 10.1 to the Company's 1996 Form S-1)......................................

  10.2+        First Amendment to Amended and Restated Incentive Compensation
               Plan (incorporated by reference to Exhibit 10.7 to the Company's
               1999 Form S-3)

  10.3+        Directors Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
               Company's 1996 Form S-1)..........................................................

  10.4+        First and Second Amendments to Directors Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's 1999 Form S-3).........................

  10.5+        1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's
               Annual Report on Form 10-K for 1997)..............................................

  10.6+        First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit
               10.9 to the Company's 1999 Form S-3).............................................

  10.7         Credit Agreement dated as of September 30, 1998 among LaSalle National Bank, as agent, LaSalle National Bank, as lender, the Company and certain of the Company's subsidiaries, and related Master First Amendment Agreement dated as of October 30,
               1998 (incorporated by reference to Exhibit 10.1 to the Company's 1999 Form S-3)...




  10.8         Guaranty Agreement dated June 1, 1992 among the Company, Fleet
               National Bank, as Trustee, and Rhode Island Industrial-Recreational Building
               Authority, and related Regulatory Agreement dated June 1, 1992 between the Company and the Rhode Island Industrial-Recreational Building Authority (incorporated by reference to Exhibit 10.5 to the Company's 1996 Form S-1).........................

  10.9         Subordinated Loan Agreement dated December 22, 1998 between the
               Company and certain lenders (all of whom are directors of the Company) (incorporated by reference to Exhibit 10.10 to the Company's 1999 Form S-3)

  10.10        Industrial Building Lease dated July 28, 1998 between Curto Reynolds Oelerich, Inc.
               and the Company, relating to the Company's lease of office and warehouse space in
               Lake Forest, Illinois (incorporated by reference to Exhibit 10.3 to the Company's
               1999 Form S-3)....................................................................

  10.11        Standard Form Industrial Lease dated October 1, 1991 between the
               Company and General American Life Insurance Company, relating to the Company's
               Loma, Linda, California treatment facility (incorporated by reference to Exhibit
               10.10 to the Company's 1996 Form S-1).............................................
  10.12        Lease dated June 1, 1992 between the Company and Rhode Island

               Industrial Facilities Corporation, relating to the Company's Woonsocket, Rhode
               Island treatment facility (incorporated by reference to Exhibit 10.11 to the
               Company's 1996 Form S-1)..........................................................

  10.13        Agreement for Sublease dated April 1, 1997 between Waste Management of Texas, Inc.
               and the Company, relating to the Company's sublease of a treatment facility in
               Terrell, Texas (incorporated by reference to Exhibit 10.4 to the Company's 1999
               Form S-3).........................................................................

  10.14        Agreement for Sublease dated May 1, 1997 between Waste Management of Maryland, Inc.
               and the Company, relating to the Company's sublease of a treatment facility in
               Baltimore, Maryland (incorporated by reference to Exhibit 10.5 to the Company's
               1999 Form S-3)....................................................................

  10.15        Agreement for Sublease dated July 30, 1997 between WMI Medical Services of Arizona,
               Inc. and the Company, relating to the Company's sublease of a treatment facility in
               Chandler, Arizona (incorporated by reference to Exhibit 10.6 to the Company's 1999
               Form S-3).........................................................................

  10.16        Joint Venture Agreement dated May 16, 1997 among the Company, Pennoni Associates,
               Inc., Conopam, S.A. de C.V. and Controladora Ambiental, S.A. de C.V., relating to the organization of Medam, S.A. de C.V. (incorporated by reference to Exhibit 10.2 to the Company's 1999 Form S-3)...................................................

  11           Statement re computation of per share earnings ...................................          x

  21           Subsidiaries......................................................................          x

  23           Consent of Ernst & Young LLP......................................................          x

  27           Financial data schedule for the year ended December 31, 1997......................          x




 +     Management contract or compensatory plan required to be filed pursuant to
       Item 601 of Regulation S-K.

       References to the Company's "1996 Form S-1" are to the Company's Registration Statement on Form S-1
 as declared effective on August 22, 1996 (Registration No. 333-05665); references to the Company's "1999 Form S-3" are to the Company's Registration Statement on Form S-3 as declared effective on February 4, 1999 (Registration No.333-60591).