Form 10-Q
period 1999-03-31
STERICYCLE INC
filed 1999-05-17
CIK 861878

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
               Act of 1934 for the Period Ended March 31, 1999.

                        Commission file number: 0-21229

-------------------------------------------------------------------------------

                                STERICYCLE, INC.
             (exact name of registrant as specified in its charter)

                   DELAWARE                                    36-3640402
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

         28161 N. KEITH DRIVE
         LAKE FOREST, ILLINOIS                                  60045
         (Address of principal executive offices)            (Zip Code)

                                 (847) 367-5910
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

         As of May 13, 1999 there were 14,549,899 shares of the Registrant's Common Stock outstanding.


===============================================================================

                       STERICYCLE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                     PAGE
                                                                                  ----
Item 1.    Condensed Consolidated Financial Statements of Stericycle, Inc.
               And Subsidiaries

           Condensed Consolidated Balance Sheets
               March 31, 1999 (unaudited) and December 31, 1998.................    1

           Condensed Consolidated Statements of Operations
               Three months ended March 31, 1999 and 1998 (unaudited)...........    2

           Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1999 and 1998 (unaudited)...........    3

           Notes to Condensed Consolidated Financial Statements.................    4

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................    7

PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K...............................    12

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            1999           1998
                                                                                          ---------    ------------
                                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                            $  19,805      $   1,283
     Short-term investments                                                                     536            536
     Accounts receivable, less allowance for doubtful
        accounts of $670 in 1999 and $901 in 1998                                            16,104         16,582
     Parts and supplies                                                                         999          1,291
     Prepaid expenses                                                                         1,459          1,283
     Other                                                                                    1,467            835
                                                                                          ---------      ---------
        Total current assets                                                                 40,370         21,810
                                                                                          ---------      ---------

Property, plant and equipment:
     Land                                                                                       680            680
     Buildings and improvements                                                               6,173          5,987
     Machinery and equipment                                                                 24,438         23,794
     Office equipment and furniture                                                           1,152          1,082
     Construction in progress                                                                   869          1,007
                                                                                          ---------      ---------
                                                                                             33,312         32,550
     Less accumulated depreciation                                                          (10,306)        (9,450)
                                                                                          ---------      ---------
        Property, plant and equipment, net                                                   23,006         23,100
                                                                                          ---------      ---------

Other assets:
     Goodwill, less accumulated amortization of $4,359
        in 1999 and $3,551 in 1998                                                           54,889         49,112
     Other                                                                                    3,738          3,733
                                                                                          ---------      ---------
        Total other assets                                                                   58,627         52,845
                                                                                          ---------      ---------
Total assets                                                                              $ 122,003      $  97,755
                                                                                          =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                                    $   2,771      $   5,499
     Accounts payable                                                                         2,928          6,502
     Accrued liabilities                                                                      6,435          6,465
     Deferred revenue                                                                         1,363          2,178
                                                                                          ---------      ---------
        Total current liabilities                                                            13,497         20,644
                                                                                          ---------      ---------

Long-term debt, net of current portion                                                        4,127         23,460

Shareholders' equity:
     Common stock (par value $.01 per share, 30,000,000 shares authorized,
        14,500,104 issued and outstanding
        in 1999, 10,865,862 issued and outstanding in 1998)                                     145            109
     Additional paid-in capital                                                             134,159         85,894
     Accumulated deficit                                                                    (29,925)       (32,352)
                                                                                          ---------      ---------
        Total shareholders' equity                                                          104,379         53,651
                                                                                          ---------      ---------
Total liabilities and shareholders' equity                                                $ 122,003      $  97,755
                                                                                          =========      =========

   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                            FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
                                                    (UNAUDITED)
                                          ------------------------------
                                              1999              1998
                                          ------------      ------------
Revenues                                  $     23,868      $     13,255

Costs and expenses:
  Cost of revenues                              15,861             9,298
  Selling, general and administrative            5,084             3,090
                                          ------------      ------------
    Total costs and expenses                    20,945            12,388
                                          ------------      ------------

Income from operations                           2,923               867

Other income (expense)
   Interest income                                  77                58
   Interest expense                               (363)              (62)
                                          ------------      ------------
   Other income, net                               383              --
                                          ------------      ------------
      Total other income (expense)                  97                (4)
                                          ------------      ------------

Income before income taxes                       3,020               863

Income tax expense                                 593                83
                                          ------------      ------------

Net income                                $      2,427      $        780
                                          ============      ============

Earnings per share - Basic                $       0.19      $       0.07
                                          ============      ============

Earnings per share - Diluted              $       0.18      $       0.07
                                          ============      ============

Weighted average number of
  common shares outstanding - Basic         13,068,931        10,480,399
                                          ============      ============

Weighted average number of
  common shares outstanding - Diluted       13,534,530        11,159,640
                                          ============      ============


   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                  (UNAUDITED)
                                                           --------------------------
OPERATING ACTIVITIES:                                         1999          1998
                                                            --------      --------
Net Income                                                  $  2,427      $    780
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization                                  1,716           863
Change in operating assets and liabilities, net of effects
of acquisitions:

Accounts receivable                                              478        (1,259)
Parts and supplies                                               292            (8)
Prepaid expenses                                                (176)           51
Other assets                                                    (637)         (173)
Accounts payable                                              (3,574)         (391)
Accrued liabilities                                              (30)       (1,134)
Deferred revenue                                                (815)          350
                                                            --------      --------
Net cash used in operating activities                           (319)         (921)
                                                            --------      --------

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired               (5,399)         (670)
Capital expenditures                                            (983)         (497)
                                                            --------      --------
Net cash used in investing activities                         (6,382)       (1,167)
                                                            --------      --------

FINANCING  ACTIVITIES:
Net payments on line of credit                               (16,359)           --
Proceeds from subordinated debt                                2,750            --
Repayment of subordinated debt                                (5,500)
Repayment of long term debt                                   (2,902)         (396)
Payments of deferred financing costs                             (35)
Principal payments on capital lease obligations                  (50)          (13)
Net proceeds from secondary public offering                   47,176
Proceeds from other issuances of common stock                    143            37
                                                            --------      --------
Net cash provided by (used in) financing activities           25,223          (372)
                                                            --------      --------

Net increase (decrease) in cash and cash equivalents          18,522        (2,460)
Cash and cash equivalents at beginning of period               1,283         5,374
                                                            --------      --------
Cash and cash equivalents at end of period                    19,805         2,914
                                                            ========      ========


Net issuances of notes payable for certain acquisitions     $     --      $    130
Net issuances of common stock for certain acquisitions      $    982      $     --

   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three years ended December 31, 1998, as filed with the Company's 1998 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999.

NOTE 2.  ACQUISITIONS

         In January 1999, the Company purchased the customer lists and selected other assets of Enviromental Transloading Services, Inc., in Los Angeles, California, and Medical Resources Corporation, in Farmington, New Mexico. In February 1999, the Company purchased the customer lists and selected other assets of Medical Resource Recycling Systems, Inc., in Spokane, Washington, Southwest Medecol, L.L.C., in Amarillo, Texas, and Medical Express & General Courier Service, Inc., in Pittsburgh, Pennsylvania. In March 1999, the Company purchased the customer list and selected other assets of Enviro-Tech Disposal, a division of Lancaster General Service Business Trust, in Lancaster, Pennsylvania and Arizona Medical Waste Management, Inc. in Glendale, Arizona. Also in March 1999, the Company acquired certain west Texas routes from Browning-Ferris, Inc.

          The aggregate purchase price for these eight acquisitions was approximately $5,045,000 (exclusive of liabilities assumed in two cases), of which approximately $3,266,000 was paid in cash, approximately $1,445,000 was paid (or will be paid) by the issuance of unregistered shares of the Company's common stock, and $225,000 was paid by the issuance of notes in two cases. In addition, the Company assumed certain liabilities of one the sellers in the amount of approximately $105,000. In the case of one of the acquisitions, the purchase price is subject to a downwards adjustment if revenues from the customer contracts acquired do not reach certain specified levels.

NOTE 3.  STOCK OPTIONS

         During the quarter ended March 31, 1999, options to purchase common stock totaling 350,588 shares were granted to key employees. These options will vest ratably over a five year period and have an average exercise price of approximately $12.83 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorized the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.

NOTE 4.  STOCK ISSUANCES

         During the quarter ended March 31 1999, options to purchase 64,809 shares of common stock were exercised at prices ranging from $0.53 - $8.00 per share. The Company also issued 69,433 shares of common stock in connection with certain acquisitions. In February 1999, the Company issued 3,500,000 shares of common stock at a price to the public of $14.50 in a second public offering of common stock.

NOTE 5.  INCOME TAXES

         Prior to 1997, the Company had generated net operating losses for income tax purposes. Any benefit resulting from these net operating losses has been offset by a valuation allowance. Annual utilization of the Company's net operating loss carryforward is limited by Internal Revenue Code Section 382. The Company's income tax expense reflects federal taxable income expected in excess of the Section 382 limitation and income taxes in states where the Company has no offsetting net operating losses.

NOTE 6.  SUBSEQUENT EVENTS

         On April 14, 1999, the Company entered into agreements with Allied Waste Industries, Inc. ("Allied") pursuant to which the Company will acquire all of the medical waste management operations of Browning-Ferris Industries, Inc. ("BFI") in the United States, Canada and Puerto Rico, and, in addition, all of Allied's medical waste management operations, for $440 million in cash. Allied is in the process of acquiring BFI in a $9.1 billion merger.

         The Company's acquisition of BFI's and Allied's medical waste management operations is contingent upon Allied's completion of its acquisition of BFI, and is expected to close concurrently with or shortly following the closing of Allied's acquisition. The Company's acquisition is also subject to a number of other conditions, including, among these conditions, regulatory clearance and receipt of the financing necessary to complete the acquisition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company provides regulated medical waste collection, transportation, treatment, disposal, reduction, reuse and recycling services to its customers, together with related training and education programs and consulting services. The Company also sells ancillary supplies and in selected geographic service areas transports pharmaceuticals, photographic chemicals, lead foil and amalgam for treatment and recycling. Internationally, the Company licenses its patented machinery technology and occasionally sells equipment.

The following summarizes (in thousands) the Company's operations:

                                              Three Months Ended
                                                   March 31,
                                              1999           1998
                                              ----           ----

                                           $     %           $     %
Revenues                              $  23,868   100.0  $ 13,255  100.0
Cost of revenues                         15,861    66.5     9,298   70.1
Gross profit                              8,007    33.5     3,957   29.9
Selling, general and administrative
expenses                                  5,084    21.3     3,090   23.3
Income from operations                    2,923    12.2       867    6.5
Net income                                2,427    10.2       780    5.9
Depreciation and amortization             1,716      7.2      863    6.5
EBITDA                                    5,022    21.0     1,730   13.1


        THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
                                MARCH 31, 1998

         Revenues. Revenues increased $10,613,000, or 80.1%, to $23,868,000 during the three months ended March 31, 1999 from $13,255,000 during the comparable period in 1998 as the Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators while simultaneously paring certain lower-margin accounts with large quantity generators. The increase also reflects $1,860,000 in revenues from the sale of equipment to a Brazilian company, Companhia Auxiliar de Viacao e Obras ("CAVO"). During the three months ended March 31, 1999, acquisitions contributed $8,346,000 to the increase in revenues as compared to the prior year. For the quarter, internal revenue growth for alternate care generators increased 15.3% while revenues from large quantity generators decreased by 6%.

         Cost of Revenues. Cost of revenues increased $6,563,000, or 70.1%, to $15,861,000 during the three months ended March 31, 1999 from $9,298,000 during the comparable period in 1998. The increase was primarily due to the substantial increase in revenues during the three months ended March 31, 1999 compared to the same period in 1998 and to the cost of equipment supplied to CAVO. The gross margin percentage increased to 33.6% during the three months ended March 31, 1999 from 29.9% during the same period in 1998 as a result the further integration of new acquisitions into the Company's existing infrastructure, lower relative costs relating to the changing mix of alternate care and large quantity generators, increased utilization of existing treatment capacity and sale of equipment internationally.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,084,000 for the three months ended March 31, 1999 as compared to $3,090,000 for the comparable period in 1998. The increase was largely the result of increases in selling and marketing expenses as a result of the Company's acquisitions, higher amortization of goodwill, expansion of the sales network, and increased administrative costs related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 21.3% during the three months ended March 31, 1999 from 23.3% during the comparable period in 1998. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 18.9% during the three months ended March 31, 1999 from 21.0% during the comparable period in 1998.

         EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") increased by 190% to $5,022,000 for the three months ended March 31, 1999 as compared to $1,730,000 for the comparable period in 1998.

         Interest Income and Interest Expense. Interest income increased to $77,000 during the three months ended March 31, 1999 from $58,000 during the comparable period in 1998 primarily due to the investing of proceeds from the issuance of common stock in a public offering during the quarter offset by lower cash balances prior to the stock issuance. Interest expense increased to $363,000 during the three months ended March 31, 1999 versus the prior year primarily due to increased interest expense related to borrowings associated with acquisitions completed prior to the completion of the public offering. A portion of the proceeds from the public offering was used to payoff the acquisition borrowings previously incurred.

         Other Income and Expense. A one-time gain of $656,000 on the sale of routes by the Company's majority owned subsidiary, Complete Compliance Corporation ("3CI"), was partially offset by a one-time non-cash expense of $192,000 for warrants issued with bridge loan borrowings in December 1998 and January 1999.

         Income Tax Expense. The effective tax rate of approximately 19.6% for the three months ended March 31, 1999 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforward and state income taxes in states where the company has no offsetting net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 the Company's working capital was $26,873,000 compared to working capital of $1,166,000 at December 31, 1998. The increase in working capital is primarily due to higher cash balances and lower current liabilities as a result of the public offering completed in February 1999. The Company has available, beginning in October 1998, a $25,000,000 revolving line of credit secured by the Company's accounts receivable and all of its other assets. At March 31, 1999 the Company did not have any borrowings under this line. In February 1999, the Company successfully completed a second public offering of common stock and raised $47,176,000 net of offering costs.

         Net cash used in operating activities was positively impacted by the improvement in net income plus depreciation and amortization of $2,500,000 for the three months ended March 31, 1999 compared to the same period in 1998. Actual net cash used in operating activities was $319,000 during the three months ended March 31, 1999 compared to net cash used of $921,000 for the comparable period in 1998. This decrease primarily reflects higher net income, depreciation and amortization expense offset by a reduction of accounts payable and deferred revenue.

         Net cash used in investing activities for the period ended March 31, 1999 amounted to $6,382,000 compared to $1,167,000 for the same period in 1998. The increase is primarily due to the funding of acquisitions completed in 1999. Capital expenditures were $983,000 for the three months ended March 31, 1999 compared to $497,000 for the same period in 1998. The increase in capital spending is a result of improvements made to existing treatment facilities, the movement of the corporate office to a new facility and facility improvements made by the Company's subsidiaries, 3CI and Med Tech Environmental Limited. Payments for acquisitions amounted to $5,399,000 during 1999.

         Net cash provided by financing activities was $25,223,000 during the three months ended March 31, 1999 compared to net cash used in financing activities of $372,000 for the same quarter in 1998. The difference between the quarters results primarily from completion of the second public offering of common stock, which raised $47,176,000 net of offering costs, partially offset by the repayment of $24,761,000 in debt in the first quarter of 1999.

YEAR 2000 ISSUES

         The Company has developed a plan to modify its information systems in anticipation of the year 2000. The Company currently expects that this plan will be substantially implemented by June 1999 at a cost not to exceed $200,000. In light of the Company's progress to date and the fact that the Company's business is not significantly affected by the software employed by its vendors and customers, the Company does not anticipate that the year 2000 will present any material problems in respect of the Company's key products and services.

         The Company's plan for the year 2000 comprises both remediating the Company's existing hardware and software and upgrading the Company's business information systems generally. The Company initiated the upgrading process in 1998, for reasons unrelated to year 2000 issues, in order to respond to the growth in size of the Company's business and the inefficiencies caused by disparate hardware and software systems. The Company's upgrading of its business information systems has the benefit of enabling the Company to become year 2000 compliant in the course of the upgrade.

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

         The Company believes that it has an effective plan in place to resolve year 2000 issues in a timely manner. As of May 1999, and in the event that the Company were unable to complete the remaining phases of its year 2000 plan, the Company believes that, as a result of year 2000 issues solely affecting the Company, the principal effect on the Company would be an inability to invoice a small portion of its customers for the Company's services.

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

PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)         Exhibits

            11    Statement Re: Computation of Per Share Earnings

            27    Financial Data Schedule

         (b) The Company filed Current Reports (Amended) on Form 8-K/A on January 4 and January 7, 1999, to file the financial statements and pro forma financial information required in connection with the Company's acquisition of Med-Tech Environmental Limited.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STERICYCLE, INC.



                              By:  /s/ Frank J.M. ten Brink
                                   --------------------------------------
                                   Frank J.M. ten Brink
                                   Vice President, Chief Financial Officer
                                   Principal Financial and Accounting Officer)


Date: May 13, 1999