Form 10-K/A
period 1998-12-31
STERICYCLE INC
filed 1999-06-23
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 from                     to

                         COMMISSION FILE NUMBER 0-21229

                          ---------------------------

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding the Company's executive officers is contained under the caption, "Supplemental Information--Executive Officers of the Registrant," in Part I of this Report.

DIRECTORS

       The following table provides certain information regarding the Company's seven directors:

           NAME                                    POSITION WITH COMPANY                                   AGE
           ----                                    ---------------------                                   ---
       Jack W. Schuler(1)........................  Chairman of the Board of Directors                       58
       Mark C. Miller............................  President, Chief Executive Officer and a Director        43
       Rod F. Dammeyer(2)........................  Director                                                 58
       Patrick F. Graham.........................  Director                                                 58
       John Patience(2)..........................  Director                                                 51
       Peter Vardy(1), (2).......................  Director                                                 68
       L. John Wilkerson, Ph.D.(1) ..............  Director                                                 55

(1)    Member of the Compensation Committee
(2)    Member of the Audit Committee

       Jack W. Schuler has served as Chairman of the Board of Directors of the Company since January 1990. From January 1987 to August 1989, Mr. Schuler served as President and Chief Operating Officer of Abbott Laboratories, a diversified health care company, where he served as a director from April 1985 to August 1989. Mr. Schuler serves as a director of Chiron Corporation and Medtronic, Inc. and as Chairman of the Board of Directors of Ventana Medical Systems, Inc. He is a co-founder of Crabtree Partners LLC, a private investment firm in Lake Forest, Illinois, which was formed in June 1995. Mr. Schuler received a B.S. degree in mechanical engineering from Tufts University and a M.B.A. degree from the Stanford University Graduate School of Business Administration.

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

       Rod F. Dammeyer has served as a director of the Company since January 1998. He is the Managing Partner of Equity Group Corporate Investments and Vice Chairman and a director of Anixter International Inc., where he has been employed since 1985. Mr. Dammeyer is a director of Antec Corporation, CNA Surety Corporation, Grupo Azucarero Mexico, IMC Global, Inc., Jacor Communications, Inc., Matria Healthcare, Inc., Metal Management, Inc., TeleTech Holdings, Inc. and Transmedia Network, Inc., and a trustee of Van Kampen Investments, Inc. closed-end funds. He received a B.S. degree from Kent State University.

       Patrick F. Graham has served as a director of the Company since May 1991. Mr. Graham is President and Chief Executive Officer and a director of World Corporation and a director of Intelidata Technologies, Inc. He was a co-founder of Bain & Company, Inc., a management consulting firm in Boston, Massachusetts, where he served in a number of positions from 1973 to 1997. He received a B.A. degree in economics from Knox College and a M.B.A. degree from the Stanford University Graduate School of Business Administration.

       John Patience has served as a director of the Company since its incorporation in March 1989. He is a co-founder and partner of Crabtree Partners LLC, a private investment firm in Lake Forest, Illinois, which was formed in June 1995. From January 1988 to March 1995, Mr. Patience was a general partner of Marquette Venture Partners, L.P., a venture capital fund which he co-founded and which led the Company's initial capitalization. Mr. Patience is a director of TRO Learning, Inc. and Ventana Medical Systems, Inc. He received B.A. and
B.L degrees from the University of Sydney in Sydney, Australia, and a M.B.A. degree from the Wharton School of Business of the University of Pennsylvania.

       Peter Vardy has served as a director of the Company since July 1990. He is the Managing Director of Peter Vardy & Associates, an international environmental consulting firm in Chicago, Illinois, which he founded in June 1990. From April 1973 to May 1990, Mr. Vardy served at Waste Management, Inc., a waste management services company, where he was Vice President, Environmental Management. He is a director of EMCON, which he co-founded in 1971. Mr. Vardy received a B.S. degree in geological engineering from the University of Nevada.

       L. John Wilkerson, Ph.D., has served as a director of the Company since July 1992. He is a consultant to The Wilkerson Group, a health care products consulting firm in New York, New York. Dr. Wilkerson has served with The Wilkerson Group since 1980 and prior to its acquisition by IBM Corporation was its Chairman. Dr. Wilkerson also serves as a general partner of Galen Partners, L.P. and Galen Partners International, L.P., affiliated health care venture capital funds. He is a director of British Biotech Plc. and several privately held health care companies. Dr. Wilkerson received a B.S. degree in biological sciences from Utah State University and a Ph.D. degree in managerial economics and marketing research from Cornell University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers and persons beneficially owning more than 10% of the Company's outstanding Common Stock to file periodic reports of stock ownership and stock transactions with the Securities and Exchange Commission. On the basis solely of a review of copies of these reports, the Company believes that all filing requirements for 1998 were satisfied in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION

1998 COMPENSATION

       The following table provides certain information regarding the compensation paid to or earned by the Company's President and Chief Executive Officer and its four other most highly compensated executive officers (the "named executive officers") for services rendered in 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                              COMPENSATION AWARDS
                                              FISCAL    ANNUAL COMPENSATION   NUMBER OF SECURITIES      ALL OTHER
       NAME AND PRINCIPAL POSITION             YEAR     SALARY     BONUS(1)   UNDERLYING OPTIONS(2)  Compensation(3)
       ---------------------------             ----   ----------   --------   ------------------     --------------
Mark C. Miller(4)...........................   1998   $  235,000   $ 30,500         51,429             $  300
President and Chief Executive Officer          1997      235,000         --         60,000                300
                                               1996      148,481         --         41,220                300
Anthony J. Tomasello........................   1998      150,000      1,750         22,000                300
Executive Vice President and                   1997      150,000         --         20,972                300
Chief Technical Officer                        1996      136,025         --          9,946                300
Frank J.M. ten Brink(5).....................   1998      150,000     16,867         20,429                300
Vice President, Finance and                    1997       70,619         --         55,000                300
Chief Financial Officer                        1996           --         --             --                 --
Linda D. Lee(6)...........................     1998      130,000     13,400         11,286                300
Vice President, Regulatory Affairs             1997      130,000         --         16,830                300
and Quality Assurance                          1996      120,583         --          5,086                300
Michael J. Bernert........................     1998      127,462     21,569         11,000                300
Vice President, Sales and Marketing            1997      123,833         --         21,174                300
                                               1996      112,615         --         22,101                300

---------------

(1) The bonuses paid during 1998 to Messrs. Miller, Tomasello, ten Brink and Bernert and Ms. Lee were awarded under the Company's cash bonus program for executive officers, pursuant to which executive officers may elect, in advance of any award, to forego some portion or all of any bonus otherwise payable under the bonus program and receive instead an immediately vested nonstatutory stock option at an exercise price per share equal to the closing price of a share of the Company's Common Stock on the bonus award date (the "closing price"). For the bonuses paid in 1998, the number of shares for which an option was granted was determined by dividing the product of four times the amount of the cash bonus that a participating executive officer elected to forego by the closing price. See "Report of the Compensation Committee on Executive Compensation--Cash Bonuses." Without giving effect to their prior elections to forego portions of their cash bonuses, the cash bonuses paid to Messrs. Miller, Tomasello and ten Brink and Ms. Lee would have been $70,500, $36,750, $21,867 and $28,400, respectively. Mr. Bernert did not elect to forego any portion of his cash bonus.

(2) The stock options granted during 1998 to Messrs. Miller, Tomasello and ten Brink and Ms. Lee include options to purchase 11,429, 10,000, 1,429 and 4,286 shares, respectively, granted to them in lieu of portions of the cash bonuses otherwise payable to them under the Company's cash bonus program for executive officers. See Note 1.

(3) These amounts represent the Company's matching contribution under the Company's 401(k) plan. For 1996, 1997 and 1998, the matching contribution was 30% of the first $1,000 contributed by each participant.

(4) The salary for 1996 shown for Mr. Miller includes $22,917 paid to him in February 1997. This amount represented the additional salary that the Company would have paid to Mr. Miller in 1996 if, like the Company's other executive officers, he had resumed receiving his full base salary upon the termination in mid-October 1996 of a voluntary 12-month salary reduction program for management. The amount in question has been excluded from the salary for 1997 shown for Mr. Miller.

(5)    Mr. ten Brink joined the Company in June 1997.

(6)    Ms. Lee resigned as an employee in March 1999.

1998 STOCK OPTION GRANTS

       The following table provides certain information regarding stock options granted to the named executive officers in 1998. In accordance with the rules of the Securities and Exchange Commission, the following table also provides the potential realizable value over the term of the options (i.e., the period from the date of grant to the date of expiration) based upon assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts do not represent the Company's estimate of future appreciation of the price of its Common Stock. The Company did not grant stock appreciation rights to any named executive officer in 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                        INDIVIDUAL GRANTS
                                   ----------------------------                           POTENTIAL REALIZABLE
                                                  % OF TOTAL                                VALUE AT ASSUMED
                                    NUMBER OF       OPTIONS                               ANNUAL RATES OF STOCK
                                   SECURITIES     GRANTED TO     EXERCISE                PRICE APPRECIATION FOR
                                   UNDERLYING    EMPLOYEES IN    PRICE PER   EXPIRATION      OPTION TERM(4)
                                   OPTIONS(1)   FISCAL YEAR(2)   SHARE(3)       DATE         5%           10%
                                   ----------   --------------   --------   ----------   ----------    ----------
Mark C. Miller.................      8,545        2.90%          $ 13.625      3/31/08   $   73,880    $ 187,610
                                    11,429        3.88%            14.00       3/31/08      101,499      257,726
                                    31,455       10.69%            13.625      3/31/08      271,959      690,610

Anthony J. Tomasello...........     12,000        4.08%            13.625      3/31/08      103,751      263,466
                                    10,000        3.40%            14.00       3/31/08       88,809      225,502

Frank J.M. ten Brink...........      7,725        2.62%            13.625      3/31/08       66,790      169,606
                                     1,429        0.49%            14.00       3/31/08       12,691       32,224
                                    11,275        3.83%            13.625      3/31/08       97,483      247,548

Linda D. Lee...................      7,000        2.38%            13.625      3/31/08       60,522      153,688
                                     4,286        1.46%            14.00       3/31/08       38,063       94,650

Michael J. Bernert.............     11,000        3.74%            13.625      3/31/08       95,106      241,510


-----------------

(1) All of the stock options granted to the named executive officers were granted under the Company's 1997 Stock Option Plan. Each option granted vests over a four-year period: one-quarter of the option vests at the end of the first year, and the balance of the option vests in equal monthly increments over the next 36 months. The options for 11,429, 10,000, 1,429 and 4,286 shares granted to Messrs. Miller, Tomasello and ten Brink and Ms. Lee, respectively, were granted in lieu of portions of the cash bonuses otherwise payable to them under the Company's cash bonus program for executive officers. See "Report of the Compensation Committee on Executive Compensation--Cash Bonuses."

(2) The percentages shown in the table reflect options for a total of 294,368 shares granted to employees during 1998. All of these options were granted under the Company's 1997 Stock Option Plan.

(3) The exercise price per share shown in the table is equal to the closing price of a share of Common Stock on the date of grant.

(4) The potential realizable value was calculated on the basis of the 10-year term of each option on its grant date, assuming that the fair market value of the underlying stock on the grant date appreciates at the indicated annual rate compounded annually for the entire term of the term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The potential realizable value of each option was calculated using the exercise price of the option as the fair market value of the underlying stock on the grant date.

1998 OPTION EXERCISES AND YEAR END OPTION VALUES

       The following table provides certain information regarding stock option exercises in 1998 by the named executive officers and the value of the stock options that they held at December 31, 1998. No named executive officer exercised any stock appreciation rights during the year or had any stock appreciation rights outstanding at the end of the year.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                                      UNDERLYING             IN-THE-MONEY
                                         SHARES                   UNEXERCISED OPTIONS         OPTIONS AT
                                        ACQUIRED        VALUE       FISCAL YEAR END       FISCAL YEAR END(2)
                                       ON EXERCISE   REALIZED(1)  VESTED    UNVESTED    VESTED       UNVESTED
                                       -----------   -----------  ------   --------  ----------     -----------
Mark C. Miller........................    26,400    $  300,246     95,904     90,941  $  1,163,146  $   579,651

Anthony J. Tomasello..................     6,000        81,750     20,925     28,121       133,756      173,814

Frank J.M. ten Brink..................        --            --     17,925     57,504       137,067      360,345

Linda D. Lee..........................    11,354       159,532      5,658     19,292        21,770      123,791

Michael J. Bernert....................     2,000        29,940     62,361     31,929       901,741      238,446

---------------

(1) The value realized was determined by multiplying the number of option shares acquired by the closing price of a share of the Company's Common Stock on the date of exercise, and then subtracting the aggregate exercise price.

(2) The value of in-the-money stock options was determined by multiplying the number of vested (exercisable) or unvested (unexercisable) options by $16.125 per share, which was the closing price of a share of Common Stock on December 31, 1998, and then subtracting the aggregate exercise price.

STOCK OPTION PLANS

       The Company has adopted two stock option plans in addition to the Directors Stock Option Plan (which is described below under the caption, "Compensation of Directors"): (i) the 1997 Stock Option Plan (the "1997 Plan"), which was approved by the Company's stockholders at the 1997 Annual Meeting; and
(ii) the Incentive Compensation Plan (the "1995 Plan"), which was adopted in August 1995. Each plan authorizes a total of 1,500,000 shares of Common Stock to be issued pursuant to options granted under the plan or, in the case of the 1995 Plan, restricted stock awarded under the plan. If an option granted under either plan expires unexercised or is surrendered, or, in the case of the 1995 Plan, if the Company repurchases shares of restricted stock awarded under the plan, the shares subject to the option or repurchased by the Company once again become available for option grants or, in the case of the 1995 Plan, restricted stock awards.

       As of December 31, 1998, 924,224 shares were available for future option grants under the 1997 Plan, and 377,942 shares were available for future option grants or restricted stock awards under the 1995 Plan. No option grants or restricted stock awards were made under the 1995 Plan during 1998. Each plan has a 10-year term, and no option may be granted under the 1997 Plan after its expiration in January 2007, and no option may be granted or shares of restricted stock awarded under the 1995 Plan after its expiration in July 2005.

       Both plans provide for the grant of incentive stock options intended to satisfy the requirements of section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options and, in the case of the 1995 Plan, restricted stock awards. Incentive stock options may be granted and, in the case of the 1995 Plan, shares of restricted stock may be awarded only to employees of the Company. Nonstatutory stock options may be granted under the 1997 Plan to employees, directors and consultants and may be granted under the 1995 Plan to employees and consultants. Both plans are administered by the Board of Directors in respect of all eligible persons other than executive officers and by the Compensation Committee of the Board of Directors in respect of executive officers. The Board of Directors or the Compensation Committee, as the case may be, selects the eligible persons to whom options are granted or, in the case of the 1995 Plan, restricted stock is awarded and, subject to the provisions of the particular plan, determines the terms of each option or award, including, in the case of an option, the number of shares, type of option, exercise price and vesting schedule, and, in the case of an award of restricted stock under the 1995 Plan, the purchase price, if any, and the restrictions applicable to the award.

       The exercise price per share of options granted under either plan must be at least equal to the closing price of a share of Common Stock on the date of grant, with the exception that the exercise price per share of an incentive stock option granted to an employee of the Company holding more than 10% of the Company's outstanding Common Stock must be at least 110% of the closing price. The maximum term of an option granted under either plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee, only while the holder of the option remains an employee of the Company or during the 90-day period following the termination of his or her employment. In the discretion of the Board of Directors or the Compensation Committee, as the case may be, this 90-day period may be extended in the case of nonstatutory stock options to any date ending on or before the expiration date of the option. In addition, the Board of Directors or the Compensation Committee, as the case may be, may accelerate the exercisability of an option at any time.

OTHER PLANS

       The Company maintains a 401(k) plan in which employees who have completed one year's employment and attained age 21 are eligible to participate. The plan permits the Company to make matching contributions of a percentage of participants' deferrals as determined each year by the Board of Directors. For 1998, the Company made matching contributions of 30% of the first $1,000 contributed by participants. The Company also maintains a nonqualified employee stock purchase plan under which employees may purchase Common Stock on the open market through payroll deductions.

EMPLOYMENT AGREEMENTS

       The Company has not entered into written employment agreements with any of its executive officers or employees. All of the Company's executive officers and employees have signed confidentiality agreements with the Company.

COMPENSATION OF DIRECTORS

       Directors of the Company do not receive fees or other cash compensation for their services as directors.

       The Company's Directors Stock Option Plan, which was approved by the Company's stockholders in July 1996, authorizes nonstatutory stock options to purchase a total of 285,000 shares of Common Stock to be granted to the Company's outside directors (i.e., directors who are neither officers nor employees of the Company). Each option grant is for a formula-determined number of shares.

       As of each annual meeting, each incumbent outside director who is reelected as a director at the annual meeting is automatically granted an option to purchase a number of shares determined by multiplying 7,000 shares by a fraction, the numerator of which is $12.00 and the denominator of which is the closing price of a share of Common Stock (the "closing price") on the date of the annual meeting; and each outside director who is elected as a director for the first time is automatically granted an option to purchase a number of shares determined by multiplying 21,000 shares by a fraction, the numerator of which is $12.00 and the denominator of which is closing price on the date of the annual meeting. These option grants are subject to a maximum grant of 9,500 shares and a minimum grant of 4,500 shares (or a maximum grant of 28,500 shares and a minimum grant of 13,500 shares in the case an outside director who is elected as a director for the first time at an annual meeting). In accordance with these terms, each of the six incumbent outside directors who were reelected as directors at the 1998 Annual Meeting in April 1998 was granted an option to purchase 5,895 shares at an exercise price of $14.25 per share. In addition, with the approval of the full Board (other than Mr. Dammeyer), Mr. Dammeyer, who was initially elected as a director by the Board in January 1998, was granted an option to purchase 28,500 shares at an exercise price of $14.00 per share in February 1998, consistent with the option grant that he would have received if he had been elected as a director for the first time at the 1998 Annual Meeting.

       The exercise price of each option granted under the plan is the closing price of a share of Common Stock on the date of grant, and the term of each option is six years from the date of grant. Each option vests in 12 equal monthly installments and may be exercised only when it is vested and only while the holder of the option remains a director of the Company or during the 90-day period following the date that he or she ceases to serve as a director. The Directors Stock Option Plan has a six-year term, and no option may be granted under the plan after its expiration in June 2002.

       Each option granted under the Directors Stock Option Plan is transferable to (i) a member of the outside director's immediate family, (ii) a trust for the primary benefit of the outside director or any one or more members of his immediate family, or (iii) a corporation, partnership or other entity which, together with its affiliates, owns at the time of transfer at least 2.0% of the Company's outstanding Common Stock and with which the outside director has a contractual obligation to assign his "outside" remuneration received by reason of his relationship with such corporation, partnership or other entity. In accordance with a contractual obligation, Dr. Wilkerson assigned to Galen Partners, L.P. the option to purchase 5,895 shares that he was granted under the plan in respect of his reelection as a director at the 1998 Annual Meeting.

                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

       The compensation of the Company's executive officers is determined generally by the Compensation Committee of the Company's Board of Directors. The three members of the Compensation Committee, Messrs. Schuler and Vardy and Dr. Wilkerson, are outside directors of the Company.

       Decisions of the Compensation Committee relating to the executive officers' base salaries and cash bonuses are subject to the review and approval of the full Board of Directors; decisions of the Compensation Committee relating to executive officers' stock options are reviewed by the full Board but are not subject to the Board's approval.

EXECUTIVE COMPENSATION POLICIES

       The Company's executive compensation policies seek to coordinate the executive officers' compensation with the Company's performance objectives and business strategy. These policies are intended to attract, motivate and retain executive officers whose contributions are critical to the Company's long-term success and to reward executive officers for attaining individual and corporate objectives that enhance stockholder value.

       The Company's compensation program for its executive officers consists of cash compensation and long-term compensation. Cash compensation is paid in the form of a base salary and a discretionary cash bonus, and long-term compensation is paid in the form of stock options. Bonuses are intended to provide executive officers with an opportunity to earn additional cash compensation through individual and Company performance. Stock options are intended to focus executive officers on managing the Company from the perspective of owners with an equity interest and to align their long-term compensation with the benefits realized by the Company's stockholders.

       Salaries. The Compensation Committee determines the salaries of executive officers on the basis of (i) the individual officer's salary grade within the Company, scope of responsibilities and level of experience, (ii) the rate of inflation, (iii) the range of the Company's salary increases for its employees generally and (iv) the salaries paid to comparable officers in comparable companies. The Compensation Committee has not commissioned any formal surveys of executive officer compensation at comparable companies, but has relied on published salary surveys for indications of salary trends generally and at small growth companies in particular.

       The Compensation Committee did not recommend any changes in the base salaries of the Company's executive officers for 1998. The base salaries for 1998 of the Company's executive officers were the same as their base salaries for 1997.

       Cash Bonuses. In March 1998, the Compensation Committee recommended (and the Board of Directors approved) the adoption of a cash bonus program for executive officers. Under this program, each of the Company's executive officers is eligible for a cash bonus of up to 20%, 25% or 30% of his or her base salary (depending upon salary grade), with the actual amount awarded being determined by the Compensation Committee on the basis of specific Company and individual performance goals and criteria. Pursuant to this program and on the Committee's recommendation, in March 1998 the Company paid cash bonuses to Messrs. Miller, Tomasello, ten Brink and Bernert and Ms. Lee of $30,500, $1,750, $16,867, $21,569 and $13,400, respectively, for their performance during 1997. (Without giving effect to the prior elections of Messrs. Miller, Tomasello and ten Brink and Ms. Lee to receive stock options in lieu of cash, pursuant to the program described in the next paragraph, their bonuses would have been $70,500, $36,750, $21,867, and $28,400, respectively. Mr. Bernert did not elect to forego any portion of his cash bonus.)

       In keeping with the Company's philosophy of encouraging stock ownership by management, in March 1998, the Compensation Committee recommended (and the Board of Directors adopted) a program to allow executive officers to elect, in advance of any award, to forego some portion or all of any bonus otherwise payable under the cash bonus program and to receive instead an immediately vested nonstatutory stock option at an exercise price per share equal to the closing price of a share of the Company's Common Stock on the bonus award date (the "closing price"). For the bonuses paid in March 1998, the number of shares for which an option was granted to a participating executive officer was determined by dividing the product of four times the amount of the cash bonus that he or she elected to forego by the closing price. Pursuant to this program and in accordance with the officers' prior elections, in March 1998, the Company granted Messrs. Miller, Tomasello and ten Brink and Ms. Lee nonstatutory stock options for 11,429, 10,000, 1,429 and 4,286 shares of Common Stock, respectively.

       Stock Options. The Compensation Committee believes that the grant of stock options is a desirable method of acknowledging the efforts of the Company's executive officers and to encouraging their continued high levels of performance. In deciding on the stock option grants to individual executive officers in respect of their performance, the Compensation Committee employs a formula taking into account each officer's salary grade and the Company's financial performance as measured by a trailing average of the market price of the Company's Common Stock. The Compensation Committee then adjusts the formula-determined option grant by a factor reflecting the Committee's assessment of the individual officer's performance, initiative and contribution to the Company's success in meeting its performance objectives. In accordance with this adjusted formula, in March 1998 the Committee granted the Company's seven executive officers options for a total of 113,000 shares of Common Stock in respect of their performance during 1997, and in February 1999, the Committee granted five of the Company's six executive officers options for a total 117,756 shares of Common Stock in respect of their performance during 1998. In addition, the Company granted Richard T. Kogler, who joined the Company as its Chief Operating Officer in December 1998, an option for 100,000 shares of Common Stock.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

       The Compensation Committee determines the compensation of the Company's President and Chief Executive Officer, Mark C. Miller, on the basis of the same criteria applicable to the Company's executive officers generally.

       As noted earlier, the Compensation Committee recommended (and the Board of Directors approved) continuing Mr. Miller's base salary of $235,000 through 1998. The Compensation Committee granted Mr. Miller an option for 40,000 shares of Common Stock in March 1998 in respect of his performance during 1997 and an option for 38,428 shares in March 1999 in respect of his performance during 1998. Pursuant to the Committee's recommendation, Mr. Miller was paid a cash bonus of $30,500 in March 1998 in respect of his services in 1997 and, in accordance with Mr. Miller's prior election to forego a portion of his cash bonus, he also received a nonstatutory stock option for 11,429 shares. The factors most influencing the Committee's determination of the amount of Mr. Miller's cash bonus and stock option grant in March 1998 and his stock option grant in March 1999 were his significant leadership in identifying and negotiating the Company's eight acquisitions during 1997 and its 12 acquisitions during 1998 (including, in particular, the Company's acquisition of Waste Systems, Inc., the majority shareholder of 3CI Complete Compliance Corporation, in October 1998 and its acquisition of Med-Tech Environmental Limited in December 1998), his management of the Company's growth strategy generally and his oversight of the integration of acquired businesses into the Company's operations.

                                                       Compensation Committee

                                                       Jack W. Schuler, Chairman
                                                       Peter Vardy
                                                       L. John Wilkerson, Ph.D

                                PERFORMANCE GRAPH

       The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on the Company's Common Stock for the period from August 23, 1996, when the Common Stock was first traded, through December 31, 1998, with the cumulative total return for the same period on the Nasdaq NMS Composite Index, the Russell 3000 Index and an index of a peer group of companies selected by the Company. The graph assumes that $100 was invested on August 23, 1996 in the Company's Common Stock and in the stock represented by each of the three indexes, and that all dividends were reinvested. The common stock of the following companies has been included in the peer group index:
Allied Waste Industries, Inc.; Browning-Ferris Industries, Inc.; Isolyser Company, Inc.; Isomedix, Inc. (for 1996 only); Safety-Kleen Corporation (for 1996 and 1997 only); Sterigenics International, Inc. (for 1997 and 1998 only); Sterile Recoveries, Inc.; Steris Corporation; United Waste Systems, Inc. (for 1996 and 1997 only); U.S.A. Waste Services, Inc. (for 1996 and 1997 only); and Waste Management, Inc. The stock price performance of the Company's Common Stock reflected in the following graph is not necessarily indicative of future performance.

                                  [ A CHART ]

                                     8/23/96   12/31/96    12/31/97   12/31/98
--------------------------------------------------------------------------------
Stericycle, Inc.                      $100     $124.32      $151.49      $161

Nasdaq NMS Composite Index            $100     $113.04      $136.18      $175

Russell 3000 Index                    $100     $111.65      $144.29      $167

Peer Group Index                      $100     $106.53      $138.03      $130
-----------------------------------------------------------------------------

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following tables provides certain information regarding the beneficial ownership of shares of the Company's Common Stock as of May 31, 1999. Under the rules of the Securities and Exchange Commission, beneficial ownership is defined generally as the sole or shared power to vote or to direct the disposition of a security. Unless otherwise indicated in a footnote, the persons named in the following tables have sole voting and investment power in respect of the shares of Common Stock shown as beneficially owned by them.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table provides certain information regarding the beneficial ownership of Common Stock by each person (other than a director or executive officer) who was known to the Company to be the beneficial owner as of May 31, 1999 of more than 5% of the Company's outstanding Common Stock:


                                                                                       SHARES
                                                                                    BENEFICIALLY
       NAME AND ADDRESS                                                                 OWNED        PERCENTAGE
       ----------------                                                             ------------     ----------
The TCW Group, Inc. (1)...........................................................      785,300         5.42%
865 South Figueroa Street
Los Angeles, California 90017

---------------

(1) The shares shown as beneficially owned by The TCW Group, Inc., are derived from a Schedule 13G (Amendment No. 1), dated February 12, 1999, jointly filed and furnished to the Company by The TCW Group, Inc., a parent holding company, and Robert Day, an individual who may be deemed to control The TCW Group, Inc., reporting that, for reporting purposes, each of them holds sole voting and dispositive power over 785,300 shares. The Schedule 13G indicates that: (i) no shares are held directly by The TCW Group, Inc.; (ii) The TCW Group, Inc. indirectly holds shares through its subsidiaries, Trust Company of the West, TCW Asset Management Company and TCW Funds Management, Inc.; and (iii) aside from the indirect holdings of The TCW Group, Inc., Robert Day does not directly or indirectly hold any of these shares.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

       The following table provides certain information regarding the beneficial ownership of Common Stock as of May 31, 1999 by (i) each of the Company's directors, (ii) each of the Company's executive officers listed in the Summary Compensation Table on page 8 and (iii) all of the directors and executive officers of the Company as a group:


                                                                                     OPTION AND
                                                                        SHARES     WARRANT SHARES
                                                                     BENEFICIALLY   BENEFICIALLY      COMBINED
       NAME                                                              OWNED        OWNED(1)      PERCENTAGE(2)
       ----                                                          ------------  -------------    -------------
Jack W. Schuler(3)...................................................    894,515         51,969         6.48%

Mark C. Miller(4)....................................................    543,932        136,173         4.63%

Rod F. Dammeyer(5)...................................................     11,000         14,801         *

Patrick F. Graham....................................................      9,783         19,567         *

John Patience........................................................    211,057         52,439         1.80%

Peter Vardy(6).......................................................    163,362         43,549         1.42%

L. John Wilkerson, Ph.D.(7)..........................................     29,226             --         *

Anthony J. Tomasello.................................................    129,013         38,937         1.15%

Frank J.M. ten Brink.................................................         53         30,935         *

Linda D. Lee.........................................................     69,333             --         *

Michael J. Bernert(8)................................................      6,371         82,788         *

All directors and executive officers as a group (12 persons)(9)......  2,007,656        488,944        16.59%

----------------

 *     Less than 1%.

(1) This column shows shares of Common Stock issuable upon the exercise of stock options or warrants exercisable as of or within 60 days after May 31, 1999.

(2) Shares of Common Stock issuable upon the exercise of stock options or warrants exercisable as of or within 60 days after May 31, 1999 are considered outstanding for purposes of computing the percentage of the person holding the option or warrant but are not considered outstanding for purposes of computing the percentage of any other person.

(3) The shares shown as beneficially owned by Mr. Schuler include 35,218 shares owned by his wife and trusts for the benefit of his children, as to which Mr. Schuler disclaims any beneficial ownership, and 30,000 shares owned by a family foundation of which Mr. Schuler is the sole trustee, as to which Mr. Schuler disclaims beneficial ownership.

(4) The shares shown as beneficially owned by Mr. Miller include 76,346 shares owned by trusts for the benefit of his sons, as to which Mr. Miller disclaims beneficial ownership.

(5) The shares shown as beneficially owned by Mr. Dammeyer include 1,000 shares owned by his wife, as to which Mr. Dammeyer disclaims beneficial ownership.

(6) The shares shown as beneficially owned by Mr. Vardy include 67,614 shares owned by trusts for the benefit of his children, as to which Mr. Vardy disclaims beneficial ownership.

(7) Dr. Wilkerson is an indirect general partner of Galen Partners, L.P. and Galen Partners International, L.P., which together own 290,484 shares (including 16,279 shares issuable upon the exercise of stock options and warrants exercisable as of or within 60 days after May 31, 1999). Dr. Wilkerson disclaims any beneficial interest in the shares held by these two limited partnerships except to the extent of his individual ownership of limited partnership interests and his pecuniary interest arising from his indirect general partnership interest.

(8) The shares shown as beneficially owned by Mr. Bernert include 1,000 shares owned by his wife, as to which Mr. Bernert disclaims beneficial ownership.

(9) The group of directors and executive officers does not include Ms. Lee, who resigned as an employee in March 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In December 1998, the Company entered into a subordinated loan agreement with a group of lenders consisting of six of the Company's seven directors (Mr. Graham being the only director not participating), pursuant to which the lenders agreed to provide the Company with up to $5,500,000 of short-term financing upon the Company's request. In December 1998, the Company borrowed $2,750,000, and in January 1999, the Company borrowed the remaining balance available under the loan agreement. Each loan bore interest at 6.0% per annum and was repaid in March 1999 following the completion in February 1999 of the Company's public offering which was pending when the loans were made. Under the terms of the subordinated loan agreement, the lenders were granted five-year warrants to purchase shares of the Company's Common Stock, exercisable at any time after the first anniversary of the grant date. Upon entering into the loan agreement, each lender was granted a warrant to purchase a number of shares of Common Stock equal to the amount of the lender's loan commitment multiplied by 0.05 and then divided by the closing price of a share of Common Stock on the trading day immediately prior to the date of the lender's execution of the loan agreement. This closing price is also the exercise price of the warrant. In addition, at the time of each loan, each lender was granted a warrant to purchase a number of shares of Common Stock equal to the amount of the loan multiplied by 0.30 and then divided by the closing price of a share of Common Stock on the trading day immediately prior to date of disbursement of the lender's loan. This closing price is also the exercise price of the warrant. In connection with their loans, the lenders were granted warrants to purchase, in the aggregate, 18,970 shares of Common Stock at $14.50 per share, 43,551 shares of Common Stock at $15.50 per share and 59,092 shares of Common Stock at $16.50 per share.

       In May 1996, the Company borrowed $1,000,000 under a short-term loan from a group of seven lenders consisting of directors (Messrs. Schuler, Miller, Patience and Vardy), executive officers (Messrs. Tomasello and Bernert and the Company's former Vice President, Finance) and stockholders (Galen Partners, L.P. and Galen Partners International, L.P.). The Company's loan was interest-free if paid when due and was due within 30 days after completion of an initial public offering or upon the occurrence of certain other events. The Company repaid the loan following the closing of its initial public offering in August 1996. In connection with the loan, the Company issued warrants to members of the lending group to purchase, in the aggregate, 226,036 shares of the Company's Common Stock at an exercise price of $7.96 per share. These warrants expire in May 2001 and are exercisable at any time prior to their expiration. During 1998, warrants to purchase 35,940 shares were exercised, and at December 31, 1998, warrants to purchase 190,096 shares remained outstanding.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Date:   June 23, 1999.

                                      STERICYCLE, INC.


                                      By: /s/ MARK C. MILLER
                                          -------------------------------------
                                          Mark C. Miller
                                          President and Chief Executive Officer