Form 10-Q
period 1999-06-30
STERICYCLE INC
filed 1999-08-16
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         As of August 12, 1999, there were 14,634,566 shares of the Registrant's Common Stock outstanding.

                        STERICYCLE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Stericycle, Inc. and Subsidiaries

         Condensed Consolidated Balance Sheets
           at June 30, 1999 (unaudited) and December 31, 1998             1

         Condensed Consolidated Statements of Income for the three
           months ended June 30, 1999 and 1998 (unaudited)
           and six months ended June 30, 1999 and 1998 (unaudited)        2

         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998 (unaudited)            3

         Notes to Condensed Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      6

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                10

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   JUNE 30          DECEMBER 31
                                                                    1999               1998
                                                                  ---------         -----------
                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
Cash and cash equivalents                                         $  19,562          $   1,283
Short-term investments                                                   76                536
Accounts receivable, less allowance for doubtful
  accounts of $672 in 1999 and $901 in 1998                          17,205             16,582
Parts and supplies                                                      886              1,291
Prepaid expenses                                                      1,239              1,283
Other                                                                 1,289                835
                                                                  ---------          ---------
         Total current assets                                        40,257             21,810
                                                                  ---------          ---------
Property, plant and equipment:
Land                                                                    731                680
Buildings and improvements                                           10,923             10,514
Machinery and equipment                                              20,118             18,924
Office equipment and furniture                                        1,592              1,425
Construction in progress                                              1,062              1,007
                                                                  ---------          ---------
                                                                     34,426             32,550
Less accumulated depreciation                                       (11,311)            (9,450)
                                                                  ---------          ---------
  Property, plant and equipment, net                                 23,115             23,100
                                                                  ---------          ---------
Other assets:
Goodwill, less accumulated amortization of $4,958
  in 1999 and $3,551 in 1998                                         55,438             49,112
Other                                                                 3,987              3,733
                                                                  ---------          ---------
  Total other assets                                                 59,425             52,845
                                                                  ---------          ---------
         Total assets                                             $ 122,797          $  97,755
                                                                  =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt                                  $  1,549          $   5,499
Accounts payable                                                      3,257              6,502
Accrued liabilities                                                   5,859              6,465
Deferred revenue                                                        226              2,178
                                                                  ---------          ---------
         Total current liabilities                                   10,891             20,644
                                                                  ---------          ---------

Long-term debt, net of current portion                                4,383             23,460

Shareholders' equity:
Common stock (par value $.01 per share, 30,000,000 shares
  authorized, 14,559,417 issued and outstanding in 1999,
  10,865,862 issued and outstanding in 1998)                            145                109
Additional paid-in capital                                          134,743             85,894
Accumulated deficit                                                 (27,365)           (32,352)
                                                                  ---------          ---------
  Total shareholders' equity                                        107,523             53,651
                                                                  ---------          ---------
         Total liabilities and shareholders' equity               $ 122,797          $  97,755
                                                                  =========          =========


The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                 FOR THE THREE                      FOR THE SIX
                                                                 MONTHS ENDED                       MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                                   --------                           --------
                                                             1999             1998             1999              1998
                                                             ----             ----             ----              ----
Revenues                                                  $   25,019       $   14,763       $    48,887       $   28,018

Costs and expenses:
  Cost of revenues                                            16,479           10,331            32,340           19,629
  Selling, general and
    administrative expenses                                    5,186            3,268            10,270            6,358
                                                          ----------       ----------       -----------       ----------
         Total costs and expenses                             21,665           13,599            42,610           25,987
                                                          ----------       ----------        ----------       ----------

Income from operations                                         3,354            1,164             6,277            2,031

Other income (expense):
  Interest income                                                195              181               272              239
  Interest expense                                              (172)             (62)             (535)            (124)
  Other income                                                     6                -               389                -
                                                          ----------       ----------       -----------       ----------
         Total other income (expense)                             29              119               126              115
                                                          ----------       ----------       -----------       ----------

Income before income taxes                                $    3,383       $    1,283         $   6,403        $   2,146

Income tax expense                                        $      823              195             1,416              278
                                                          ----------       ----------       -----------       ----------

Net income                                                $    2,560       $    1,088        $    4,987        $   1,868
                                                          ==========       ==========        ==========        =========

Earnings per share - Basic                                $     0.18       $     0.10        $     0.36        $    0.18
                                                          ==========       ==========        ==========        =========

Earnings per share - Diluted                              $     0.17       $     0.10        $     0.35        $    0.17
                                                          ==========       ==========        ==========        =========

Weighted average number of
  common shares outstanding--
  Basic                                                   14,546,201       10,539,806        13,811,646       10,511,297

Weighted average number of common
  shares outstanding--Diluted                             14,878,684       11,176,777        14,209,693       11,167,492


The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE SIX
                                                                               MONTHS ENDED
                                                                                 JUNE 30,
                                                                                 --------
                                                                          1999              1998
                                                                          ----              ----
OPERATING ACTIVITIES:
Net income                                                              $ 4,987          $   1,868
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         3,545              1,733
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable                                                    (516)            (1,152)
    Parts and supplies                                                      555               (135)
    Prepaid expenses                                                         44                (45)
    Other assets                                                            (16)              (115)
    Accounts payable                                                     (3,245)               198
    Accrued liabilities                                                    (606)            (1,429)
    Deferred revenue                                                     (1,952)               (30)
                                                                        -------            -------
Net cash provided by operating activities                                 2,796                893
                                                                        -------            -------
INVESTING ACTIVITIES:
  Payments for acquisitions and international investments,
    net of cash acquired                                                 (7,287)            (1,163)
  Proceeds from maturity of short-term investments                          460                 --
  Capital expenditures                                                   (1,879)              (984)
                                                                        -------            -------
Net cash used in investing activities                                    (8,706)            (2,147)
                                                                        -------            -------
FINANCING ACTIVITIES:
  Net payments on line of credit                                        (16,359)                --
  Proceeds from subordinated debt                                         2,750                 --
  Repayment of subordinated debt                                         (5,500)                --
  Repayment of long term debt                                            (3,912)              (788)
  Payments of deferred financing costs                                      (40)                --
  Principal payments on capital lease obligations                           (80)               (57)
  Net proceeds from secondary public offering                            47,158                 --
  Proceeds from issuance of common stock                                    172                 83
                                                                        -------            -------
Net cash provided by (used in) financing activities                      24,189               (762)
                                                                        -------            -------
Net increase (decrease) in cash and cash equivalents                     18,279             (2,016)
Cash and cash equivalents at beginning of period                          1,283              5,374
                                                                        -------            -------
Cash and cash equivalents at end of period                              $19,562            $ 3,358
                                                                        =======            =======
Non-cash activities:
  Net issuances of common stock for certain acquisitions                $ 1,452            $   697
  Net issuances of notes payable for certain acquisitions               $    73            $   195


The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1--BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the three years ended December 31, 1998, as filed with the Company's Annual Report on Form 10-K for 1998. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999.

NOTE 2 --ACQUISITIONS

         In June 1999, the Company acquired the customer lists and selected other assets of Environmental Guardian Inc. in Wisconsin and Foster Environmental Service Corporation in New York. The aggregate purchase price of these acquisitions was immaterial and was paid in a combination of cash and notes payable.

NOTE 3--STOCK OPTIONS

     During the quarter ended June 30, 1999, options to purchase common stock totalling 20,085 shares were granted to key employees. These options will vest ratably over a five year period and have an average exercise price of approximately $12.69 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorized the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.

NOTE 4--STOCK ISSUANCES

         During the quarter ending June 30, 1999, options to purchase 16,037 shares of common stock were exercised at prices ranging from $.53-$13.625 per share. The Company also issued 43,276 shares of common stock in connection with certain acquisitions made in prior quarters.

NOTE 5--INCOME TAXES

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

NOTE 6 ---PENDING BROWNING FERRIS ACQUISITION

         On April 14, 1999, the Company entered into agreements with Allied Waste Industries, Inc. (`Allied') to acquire, upon completion of Allied's acquisition of Browning-Ferris Industries, Inc. (`BFI'), all of BFI's medical waste management operations in the United States, Canada and Puerto Rico, and, in addition, all of Allied's own medical waste management operations, for $440 million in cash. Allied acquired BFI pursuant to a merger agreement on August 2, 1999.

         The Company's acquisition of BFI's and Allied's medical waste management operations is expected to close late in the third quarter or in the fourth quarter of 1999. The Company's acquisition is subject to a number of conditions, including, among others, regulatory clearance and receipt of the financing necessary to complete the acquisition.

NOTE 7 ---SUBSEQUENT EVENT

         On August 31, 1999, the Company entered into an agreement with certain investment funds managed by Bain Capital, Inc., under which the Bain Funds will purchase 75,000 unregistered shares of a new class of stock from the Company for $75 million. The transaction is intended to provide the Company with a portion of the financing necessary to complete its pending acquisition of the BFI and Allied medical waste management operations. See Note 6.

         The new class of stock will be convertible preferred stock. It will accrue dividends at the rate of 3.375% per annum, payable in additional shares of convertible preferred stock, and will be convertible into common stock at a conversion price of $17.50 per share. It will also have voting rights on an as-if-converted basis, with special class voting rights on certain matters, and will possess certain demand and piggyback registration rights. The convertible preferred stock will have a liquidation preference over the Company's common stock in an amount equal to the purchase price of the convertible preferred stock plus accumulated and accrued dividends. Under the agreement, the Company will increase the size of its board of directors from seven to nine members, and the Bain funds will be entitled to designate two individuals to serve as directors of the Company.

         Closing of the Company's issuance and sale of the convertible preferred stock to the Bain funds is subject to a number of conditions. These conditions include the Company's obtaining the necessary approval of its stockholders to authorize the creation of the new class of stock and the Company's closing of its pending acquisition of the BFI and Allied medical waste management operations.

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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

The following summarizes (in thousands) the Company's operations:

                                                     Three Months Ended
                                                          June 30,
                                                  1999                1998
                                                  ----                ----
                                                $       %          $         %

Revenues                                    $25,019    100.0    $14,763    100.0
Cost of revenues                             16,479     65.9     10,331     70.0
Gross profit                                  8,540     34.1      4,432     30.0
Selling, general and administrative
 expenses                                     5,186     20.7      3,268     22.1
Income from operations                        3,354     13.4      1,164      7.9
Net income                                    2,560     10.2      1,088      7.4
Depreciation and amortization                 1,829      7.3        870      5.9
EBITDA                                        5,189     20.7      2,034     13.8


         Revenues. Revenues increased $10,256,000, or 69.5%, to $25,019,000 during the three months ended June 30, 1999 from $14,763,000 during the comparable period in 1998 as the Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators while simultaneously paring certain lower-margin accounts with large quantity generators. During the three months ended June 30, 1999, acquisitions made during the last 12 months contributed $8,792,000 to the increase in revenues as compared to the prior year. Revenues generated from the sale of machinery internationally was $1,089,000 during the three months ended June 30, 1999 as compared to $1,202,000 for the same period in 1998. For the quarter, internal growth for alternate care generators increased approximately 17% while revenues from large quantity generators decreased by approximately 2%.

         Cost of Revenues. Cost of revenues increased $6,148,000 to $16,479,000 during the three months ended June 30, 1999 from $10,331,000 during the comparable period in 1998. The increase was due to the substantial increase in revenues during the three months June 30, 1999 compared to the same period in 1998. The gross margin percentage increased to 34.1% during the three months ended June 30, 1999 from 30.0% during the same period in 1998 as a result of the further integration of new acquisitions into the Company's existing infrastructure, lower relative costs relating to the changing mix of alternate care and large quantity generators, increased utilization of existing treatment capacity and sale of equipment internationally.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,186,000 for the three months ended June 30, 1999 from $3,268,000 for the comparable period in 1998. The increase was largely the result of the Company's acquisitions, higher amortization of goodwill, expansion of the sales network, and increased administrative expenses related to the higher volume. Selling, general and administrative expenses as a percent of revenues decreased to 20.7% during the three months ended June 30, 1999 from 22.1% during the comparable period in 1998. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 18.3% during the three months ended June 30, 1999 from 19.8% during the comparable period in 1998.

        EBITDA. Earnings before interest, income taxes, depreciation and amortization (`EBITDA') increased by 155.1% to $5,189,000 or 20.7% of revenue for the three months ended June 30, 1999 as compared to $2,034,000 or 13.8% of revenue for the comparable period in 1998. The increase in EBITDA is primarily due to the factors described above and an increase in depreciation and amortization expense as a result of acquisitions completed since June 30, 1998.

         Interest Expense and Interest Income. Interest expense increased to $172,000 during the three months ended June 30, 1999 from $62,000 during the comparable period in 1998 primarily due to the interest paid on the debt held by the Company's wholly owned subsidiary, Waste Systems Inc. acquired in October 1998. Interest income increased to $195,000 during the three months ended June 30, 1999 from $181,000 during the comparable period in 1998 primarily due to the interest earned on the investment of proceeds from the issuance of common stock in connection with the Company's public offering which was completed in February 1999

         Income Tax Expense. The effective tax rate of 24.3% for the three months ended June 30, 1999 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforward and state income taxes in states where the Company has no offsetting net operating losses.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

The following summarizes (in thousands) the Company's operations:

                                                      Six Months Ended
                                                          June 30,
                                                   1999                1998
                                                   ----                ----
                                                $       %          $         %

Revenues                                    $48,887    100.0    $28,018    100.0
Cost of revenues                             32,340     66.2     19,629     70.1
Gross profit                                 16,547     33.8      8,389     29.9
Selling, general and administrative
 expenses                                    10,270     21.0      6,358     22.7
Income from operations                        6,277     12.8      2,031      7.2
Net income                                    4,987     10.2      1,868      6.7

Depreciation and amortization                 3,545      7.3      1,733      6.2
EBITDA                                       10,211     20.9      3,764     13.4


         Revenues. Revenues increased $20,869,000, or 74.5%, to $48,887,000 during the six months ended June 30, 1999 from $28,018,000 during the comparable period in 1998 as the Company continued to implement its strategy of acquiring selected businesses and focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with large quantity generators. The increase in revenues also reflects $2,949,000 from the sale of machinery internationally. During the six months ended June 30, 1999, acquisitions made during the last 12 months contributed approximately $17,138,000 to the increase in revenues as compared to the prior year.

         Cost of Revenues. Cost of revenues increased $12,711,000, or 64.8%, to $32,340,000 during the six months ended June 30, 1999 from $19,629,000 during the comparable period in 1998. This increase was primarily due to the substantial increase in revenues during 1999 compared to the same period in 1998 and the cost of equipment sold internationally. The gross margin percentage increased to 33.8% during the six months ended June 30, 1999 from 29.9% during the comparable period in 1998 due to further integration of new acquisitions into the existing infrastructure, lower relative costs relating to the changing mix of alternate care versus large quantity customers, increased utilization of treatment capacity and sales of equipment internationally.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10,270,000 for the six months ended June 30, 1999 from $6,358,000 for the comparable period in 1998. The increase was largely the result of increases in selling and marketing expenses as a result of the Company's acquisitions, higher amortization of goodwill, expansion of the sales network, and increased administrative expenses related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 21.0% during the six months ended June 30, 1999 from 22.7% during the comparable period in 1998. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 18.6% during the six months ended June 30, 1999 from 20.4% during the comparable period in 1998.

         EBITDA. Earnings before interest, income taxes, depreciation and amortization (`EBITDA') increased by 171% to $10,211,000 or 20.9% of revenues for the six months ended June 30, 1999 as compared to $3,764,000 or 13.4% of revenues for the comparable period in 1998. The increase in EBITDA is primarily due to the factors described above and an increase in depreciation and amortization expense as a result of acquisitions completed since June 30, 1998.

         Interest Expense and Interest Income. Interest expense increased to $535,000 during the six months ended June 30, 1999, from $124,000 during the comparable period in 1998, primarily due to increased interest expense related to borrowings associated with acquisitions completed prior to the completion of the issuance of common stock in a public offering in February 1999. Interest income also increased to $272,000 during the six months ended June 30, 1999, from $239,000 during the comparable period in 1998, primarily due to the investment of proceeds from the public offering offset by lower cash balances prior to the stock issuance.

         Other Income and Expense. A one-time gain of $656,000 on the sale of routes by 3CI Complete Compliance Corporation, of which Waste Systems Inc. (a wholly owned subsidiary of Stericycle) is majority shareholder, was partially offset by a one-time non-cash expense of $192,000 for warrants issued with bridge loan borrowings in December 1998 and January 1999.

         Income Tax Expense. The estimated effective tax rate of approximately 22.1% for the six months ended June 30, 1999 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforward and state income taxes in states where the Company has no offsetting net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's working capital was $29,366,000 compared to working capital of $1,166,000 at December 31, 1998. The increase in working capital is primarily due to higher cash balances and lower current liabilities as a result of the public offering completed in February 1999. The Company has available, beginning in October 1998, a $25,000,000 revolving line of credit secured by the Company's accounts receivable and all of its other assets. At June 30, 1999 the Company did not have any borrowings under this line. In February 1999, the Company successfully completed a second public offering of common stock and raised $47,158,000 net of offering costs.

         Net cash provided by operating activities was $2,796,000 during the six months ended June 30, 1999 compared to $893,000 for the comparable period in 1998. This increase primarily reflects higher net income, depreciation and amortization expense offset by a reduction of accounts payable, deferred revenue and accrued liabilities.

         Net cash used in investing activities for the six months ended June 30, 1999 was $8,706,000 compared to $2,147,000 for the comparable period in 1998. The change is primarily attributable to the increase in cash used for funding acquisitions completed in 1999 and an increase in capital expenditures. Capital expenditures were $1,879,000 for the six months ended June 30, 1999 compared to $984,000 for the same period in 1998. The increase in capital spending is a result of improvements made to existing treatment facilities, the movement of the corporate office to a new facility and facility improvements made by the Company's subsidiaries, 3CI and Med Tech Environmental Limited. Payments for acquisitions and international investments amounted to $7,287,000 during 1999.

         Net cash provided by financing activities was $24,189,000 during the six months ended June 30, 1999 compared to net cash used in financing activities of $762,000 for the comparable period in 1998. The difference between the two periods results primarily from the completion of the Company's second public offering of common stock, which raised $47,158,000 net of offering costs, partially offset by the repayment of $25,851,000 in debt in the first half of 1999.

YEAR 2000 ISSUES

         The Company has developed a plan to modify its information systems in anticipation of the year 2000. The Company currently has substantially implemented this plan at a cost of less than $200,000. In light of the Company's progress to date and the fact that the Company's business is not significantly affected by the software employed by its vendors and customers, the Company does not anticipate that the year 2000 will present any material problems in respect of the Company's key products and services. The Company is continuously making acquisitions and in the course of an acquisition may acquire software or hardware that is not year 2000 compliant. In the event that this situation arises, the Company will take the necessary steps to correct the compliance issues in a timely manner.

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

         The Company has conducted an extensive review of potential year 2000 issues. The Company's assessment of its treatment facilities and equipment concluded that there was no risk that the Company would be unable to treat regulated medical waste as a result of year 2000 issues. The new software that the Company adopted in 1998 for accounting and related purposes is already year 2000 compliant. The Company's other software and computer hardware have been tested, and upgrades or appropriate adjustments have been or will be made in accordance with the Company's upgrade plans or as required. The Company is also in the process of reviewing the year 2000 compliance status of its significant vendors.

         The Company believes that it has an effective plan in place to resolve year 2000 issues in a timely manner. As of August 1999, and in the event that the Company were unable to complete the remaining phases of its year 2000 plan, the Company believes that, as a result of year 2000 issues solely affecting the Company, the principal effect on the Company would be an inability to invoice a small portion of its customers for the Company's services.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed with this Report:

         11       Statement Re: Computation of Per Share Earnings

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         On April 23, 1999, the Company filed a current report on Form 8-K to report that on April 14, 1999, the Company entered into an agreement with Allied Waste Industries, Inc. (`Allied') to acquire from Allied all of the regulated medical waste management operations of Browning-Ferris Industries, Inc. (`BFI') in the United States, Canada and Puerto Rico, that Allied acquired from BFI and all of Allied's own medical waste management operations, for $440 million in cash.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: August 16, 1999.


                                         STERICYCLE, INC.


                                         By /s/ FRANK J.M. TEN BRINK
                                             Frank J.M. ten Brink
                                             Vice President, Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)