Form 10-Q
period 1999-09-30
STERICYCLE INC
filed 1999-11-15
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         As of NOVEMBER 10, 1999, there were 14,722,693 shares of the Registrant's Common Stock outstanding.

                       STERICYCLE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Stericycle, Inc. and Subsidiaries

         Condensed Consolidated Balance Sheets
           at September 30, 1999 (unaudited) and December 31, 1998            1

         Condensed Consolidated Statements of Income for the three
           months ended September 30, 1999 and 1998 (unaudited)
           and nine months ended September 30, 1999 and 1998 (unaudited)      2

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 1998 (unaudited)          3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          6

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                    10

                       STERICYCLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SEPTEMBER 30        DECEMBER 31
                                                                       1999              1998
                                                                       ----              ----
                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
Cash and cash equivalents                                           $  16,017          $   1,283
Short-term investments                                                  1,583                536
Accounts receivable, less allowance for doubtful
  accounts of $743 in 1999 and $901 in 1998                            18,553             16,582
Other receivable                                                        1,679                 -
Parts and supplies                                                      1,003              1,291
Prepaid expenses                                                          808              1,283
Other                                                                   1,587                835
                                                                    ---------          ---------
         Total current assets                                          41,230             21,810
                                                                    ---------          ---------
Property, plant and equipment:
Land                                                                      725                680
Buildings and improvements                                             11,066             10,514
Machinery and equipment                                                20,964             18,924
Office equipment and furniture                                          1,644              1,425
Construction in progress                                                  901              1,007
                                                                    ---------          ---------
                                                                       35,300             32,550
Less accumulated depreciation                                         (12,865)            (9,450)
                                                                    ---------          ---------
  Property, plant and equipment, net                                   22,435             23,100
                                                                    ---------          ---------
Other assets:
Goodwill, less accumulated amortization of $5,461
  in 1999 and $3,551 in 1998                                           59,524             49,112
Other                                                                   5,539              3,733
                                                                    ---------          ---------
  Total other assets                                                   65,063             52,845
                                                                    ---------          ---------
         Total assets                                               $ 128,728          $  97,755
                                                                    =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt                                   $   1,900           $  5,499
Accounts payable                                                        4,747              6,502
Accrued liabilities                                                     6,213              6,465
Deferred revenue                                                          178              2,178
                                                                    ---------          ---------
         Total current liabilities                                     13,038             20,644
                                                                    ---------          ---------

Long-term debt, net of current portion                                  3,878             23,460

Shareholders' equity:
Common stock (par value $.01 per share, 30,000,000 shares
  authorized, 14,713,398 issued and outstanding in 1999,
  10,865,862 issued and outstanding in 1998)                              147                109
Additional paid-in capital                                            136,148             85,894
Accumulated deficit                                                   (24,483)           (32,352)
                                                                     ---------          --------
  Total shareholders' equity                                          111,812             53,651
                                                                    ---------          ---------
         Total liabilities and shareholders' equity                 $ 128,728          $  97,755
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

                       STERICYCLE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                 FOR THE THREE                      FOR THE NINE
                                                                 MONTHS ENDED                       MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 ------------                       ------------
                                                              1999           1998               1999             1998
                                                              ----           ----               ----             ----
Revenues                                                  $   25,398       $   16,741       $    74,285       $   44,759

Costs and expenses:
  Cost of revenues                                            16,658           10,863            48,998           30,492
  Selling, general and
    administrative expenses                                    5,271            3,793            15,541           10,151
                                                          ----------     ------------       -----------       ----------
         Total costs and expenses                             21,929           14,656            64,539           40,643
                                                          ----------     ------------       -----------       ----------

Income from operations                                         3,469            2,085             9,746            4,116

Other income (expense):
  Interest income                                                304               69               576              308
  Interest expense                                              (154)            (118)             (689)            (242)
  Other income                                                    15               20               404               20
                                                          ----------     ------------       -----------       ----------
         Total other income (expense)                            165              (29)              291               86
                                                          ----------     ------------       -----------       ----------

Income before income taxes                                $    3,634       $    2,056       $    10,037       $    4,202

Income tax expense                                        $      752              503             2,168              781
                                                          ----------     ------------       -----------       ----------

Net income                                                $    2,882       $    1,553       $     7,869       $    3,421
                                                          ==========       ==========       ===========       ==========

Earnings per share - Basic                                $     0.20       $     0.15       $      0.56       $     0.32
                                                          ==========       ==========       ===========       ==========

Earnings per share - Diluted                              $     0.19       $     0.14       $      0.54       $     0.30
                                                          ==========       ==========       ===========       ==========

Weighted average number of
  common shares outstanding--
  Basic                                                   14,605,219       10,694,683        14,073,309       10,579,886

Weighted average number of common
  shares outstanding--Diluted                             15,003,105       11,364,524        14,471,191       11,233,812


   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 FOR THE NINE
                                                                                 MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 ------------
                                                                            1999              1998
                                                                            ----              ----
OPERATING ACTIVITIES:
Net income                                                                $ 7,869          $   3,421
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                           5,316              2,694
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable                                                    (1,864)              (541)
    Parts and supplies                                                        438               (365)
    Prepaid expenses                                                          475                (88)
    Other assets                                                           (2,393)            (1,632)
    Accounts payable                                                       (1,755)                59
    Accrued liabilities                                                      (252)            (2,179)
    Deferred revenue                                                       (2,000)               (23)
                                                                          -------          ---------
Net cash provided by operating activities                                   5,834              1,346
                                                                          -------          ---------
INVESTING ACTIVITIES:
  Payments for acquisitions and international investments,
    net of cash acquired                                                  (11,667)            (7,130)
  Proceeds from maturity of short-term investments                            460                 --
  Purchases of short-term investments                                      (1,500)                --
  Capital expenditures                                                     (2,367)            (1,825)
                                                                          -------          ---------
Net cash used in investing activities                                     (15,074)            (8,955)
                                                                          -------          ---------
FINANCING ACTIVITIES:
  Net (payments) proceeds on line of credit                               (16,359)             4,075
  Proceeds from subordinated debt                                           2,750                 --
  Repayment of subordinated debt                                           (5,500)                --
  Repayment of long term debt                                              (4,022)            (1,244)
  Payments of deferred financing costs                                        (40)                --
  Principal payments on capital lease obligations                            (154)              (116)
  Net proceeds from secondary public offering                              47,158                 --
  Proceeds from issuance of common stock                                      141                295
                                                                          -------          ---------
Net cash provided by financing activities                                  23,974              3,010
                                                                          -------          ---------
Net increase (decrease) in cash and cash equivalents                       14,734             (4,599)
Cash and cash equivalents at beginning of period                            1,283              5,374
                                                                          -------          ---------
Cash and cash equivalents at end of period                                $16,017          $     775
                                                                          =======          =========
Non-cash activities:
  Net issuances of common stock for certain acquisitions
       and international investments                                      $ 2,993          $   1,807
  Net issuances of notes payable for certain acquisitions                 $   103          $     195


   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1--BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the three years ended December 31, 1998, as filed with the Company's Annual Report on Form 10-K for 1998. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999.

NOTE 2 --ACQUISITIONS

         In July 1999, the Company acquired the customer lists and selected other assets of Envirotech Services, Inc. in Arizona and Allmed-Safewaste, Inc. in Massachusetts. Also in July 1999, the Company acquired all of the outstanding stock of Ionization Research Company, Inc. which operated under the name of EcoSolutions, Inc. in California. The aggregate purchase price of these acquisitions was immaterial and was paid in a combination of cash, notes payable and common stock.

         On September 30, 1999, the Company purchased an additional 18.45% ownership in its Mexican joint venture from Pennoni, Inc., increasing its ownership percentage to 49%. The purchase price was immaterial and was paid by the issuance of common stock.

NOTE 3--STOCK OPTIONS

         During the quarter ended September 30, 1999, options to purchase common stock totalling 432,650 shares were granted. These options will vest ratably over a five year period from a pre-determined start date and have an average exercise price of approximately $12.563 to 12.750 per share. The grant of options was made under the Company's 1997 Stock Option Plan, which authorized the grant of options for a total of 1,500,000 shares of the Company's common stock. The 1997 Stock Option Plan was approved by the Company's stockholders in April 1997.

NOTE 4--STOCK ISSUANCES

         During the quarter ending September 30, 1999, options to purchase 49,980 shares of common stock were exercised at prices ranging from $0.53-13.625 per share. The Company also issued 104,001 shares of common stock in connection with certain acquisitions and international investments made in the quarter.

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

NOTE 6 ---SUBSEQUENT EVENTS

         On November 12, 1999, the Company completed its pending acquisition from Allied Waste Industries, Inc. ("Allied") of the medical waste business of Browning-Ferris Industries, Inc. ("BFI") in the United States, Canada and Puerto Rico. Allied had acquired BFI in a merger completed in July 1999.

         The purchase price for the Company's acquisition of BFI's medical waste business was $410.5 million in cash. The Company paid the purchase price from the following sources, in addition to cash on hand: (i) $225.0 million in borrowings under the term loan facilities of a new senior credit facility that the Company established with DLJ Capital Funding, Inc., Bank of America, N.A. and Bankers Trust Company; (ii) $125.0 million in proceeds from the sale of 12-3/8% senior subordinated notes due 2009; and (iii) $75.0 in proceeds from the issuance of new convertible preferred stock to investment funds affiliated with Bain Capital, Inc. and Madison Dearborn Partners, Inc. These transactions were completed concurrently with completion of the Company's acquisition.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The following summarizes (in thousands) the Company's operations:

                                                    Three Months Ended
                                                       September 30,
                                                   1999               1998
                                                   -----              ----
                                                $        %        $         %

Revenues                                    $25,398    100.0   $16,741    100.0
Cost of revenues                             16,658     65.6    10,863     64.9
                                            -------            -------
Gross profit                                  8,740     34.4     5,878     35.1
Selling, general and administrative
 expenses                                     5,271     20.8     3,793     22.7
                                            -------            -------
Income from operations                        3,469     13.7     2,085     12.5
Net income                                    2,882     11.3     1,553      9.3
Depreciation and amortization                 1,771      7.0       961      5.7
EBITDA*                                       5,255     20.7     3,066     18.3

* EBITDA is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, and amortization expense, to the extent deducted in calculating net income.

         Revenues. Revenues increased $8,657,000, or 51.7%, to $25,398,000 during the three months ended September 30, 1999 from $16,741,000 during the comparable period in 1998 as the Company continued to implement its strategy of focusing on sales to higher-margin alternate care generators. During the three months ended September 30, 1999, acquisitions made during the last 12 months contributed $7,900,000 to the increase in revenues as compared to the prior year. Revenues generated from the sale of machinery internationally was $2,177,000 during the three months ended September

30, 1999 as compared to $2,600,000 for the same period in 1998. For the quarter, internal growth for alternate care generators increased approximately 16.2% while revenues from large quantity generators increased by approximately .4%.

         Cost of Revenues. Cost of revenues increased $5,795,000 to $16,658,000 during the three months ended September 30, 1999 from $10,863,000 during the comparable period in 1998. The increase was due to the substantial increase in revenues during the three months September 30, 1999 compared to the same period in 1998. The gross margin percentage decreased to 34.4% during the three months ended September 30, 1999 from 35.1% during the same period in 1998 principally as a result of lower international revenues which have a higher gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,271,000 for the three months ended September 30, 1999 from $3,793,000 for the comparable period in 1998. The increase was largely the result of increases in selling and marketing expenses and goodwill amortization as a result of our acquisitions, as well as, expansion of the sales network, and increased administrative expenses related to the higher volume. Selling, general and administrative expenses as a percent of revenues decreased to 20.8% during the three months ended September 30, 1999 from 22.7% during the comparable period in 1998. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 18.5% during the three months ended September 30, 1999 from 20.5% during the comparable period in 1998.

        EBITDA. Earnings before interest, income taxes, depreciation and amortization (`EBITDA') increased by 71.4% to $5,255,000 or 20.7% of revenue for the three months ended September 30, 1999 as compared to $3,066,000 or 18.3% of revenue for the comparable period in 1998. The increase in EBITDA is primarily due to the factors described above.

         Interest Expense and Interest Income. Interest expense increased to $154,000 during the three months ended September 30, 1999 from $118,000 during the comparable period in 1998 primarily due to the interest on the debt of the Company's wholly owned subsidiary, Waste Systems Inc. acquired in October 1998. Interest income increased to $304,000 during the three months ended September 30, 1999 from $69,000 during the comparable period in 1998 primarily due to the investment of proceeds from the Company's public offering of common stock completed in February 1999.

         Income Tax Expense. The effective tax rate of 20.7% for the three months ended September 30, 1999 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforward and state income taxes in states where the Company has no offsetting net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

The following summarizes (in thousands) the Company's operations:

                                                     Nine Months Ended
                                                       September 30,
                                                  1999               1998
                                                  -----               ----
                                                $       %         $         %

Revenues                                    $74,285    100.0   $44,759    100.0
Cost of revenues                             48,998     66.0    30,492     68.1
                                            -------            -------
Gross profit                                 25,287     34.0    14,267     31.9
Selling, general and administrative
 expenses                                    15,541     20.9    10,151     22.7
                                            -------            -------
Income from operations                        9,746     13.1     4,116      9.2
Net income                                    7,869     10.6     3,421      7.6
Depreciation and amortization                 5,316      7.2     2,694      6.0
EBITDA*                                      15,466     20.8     6,830     15.3

* EBITDA is calculated as the sum of the net income, plus net interest expense, income tax expense, depreciation expense, and amortization expense, to the extent deducted in calculating net income.

         Revenues. Revenues increased $29,526,000, or 66.0%, to $74,285,000 during the nine months ended September 30, 1999 from $44,759,000 during the comparable period in 1998 as the Company continued to implement its strategy of acquiring selected businesses and focusing on sales to higher-margin alternate care generators while simultaneously paring certain higher-revenue but lower-margin accounts with large quantity generators. Revenues generated from the sale of machinery internationally was $5,161,000 during the nine month period ended September 30, 1999 as compared to $3,802,000 during the same period in 1998. During the nine months ended September 30, 1999, acquisitions made during the last 12 months contributed approximately $24,846,000 to the increase in revenues as compared to the prior year.

         Cost of Revenues. Cost of revenues increased $18,506,000, or 60.7%, to $48,998,000 during the nine months ended September 30, 1999 from $30,492,000 during the comparable period in 1998. This increase was primarily due to the substantial increase in revenues during 1999 compared to the same period in 1998 and an increase in the cost of equipment sold internationally. The gross margin percentage increased to 34.0% during the nine months ended September 30, 1999 from 31.9% during the comparable period in 1998 due to further integration of new acquisitions into the existing infrastructure, lower relative costs relating to the changing mix of alternate care versus large quantity customers, increased utilization of treatment capacity and an increase in sales of equipment internationally.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $15,541,000 for the nine months ended September 30, 1999 from $10,151,000 for the comparable period in 1998. The increase was largely the result of increases in selling and marketing expenses and goodwill amortization as a result of the Company's acquisitions, expansion of the sales network, and increased administrative expenses related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 20.9% during the nine months ended September 30, 1999 from 22.7% during the comparable period in 1998. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 18.5% during the nine months ended September 30, 1999 from 20.4% during the comparable period in 1998.

         EBITDA. Earnings before interest, income taxes, depreciation and amortization (`EBITDA') increased by 126% to $15,466,000 or 20.8% of revenues for the nine months ended September 30, 1999 as compared to $6,830,000 or 15.3% of revenues for the comparable period in 1998. The increase in EBITDA is primarily due to the factors described above.

         Interest Expense and Interest Income. Interest expense increased to $689,000 during the nine months ended September 30, 1999, from $242,000 during the comparable period in 1998, primarily due to increased interest expense related to borrowings associated with acquisitions completed prior to the completion of the issuance of common stock in a public offering in February 1999. Interest income also increased to $576,000 during the nine months ended September 30, 1999, from $308,000 during the comparable period in 1998, primarily due to the investment of proceeds from the public offering offset by lower cash balances prior to the stock issuance.

         Other Income and Expense. A one-time gain of $656,000 on the sale of routes by 3CI Complete Compliance Corporation of which Waste Systems Inc. (a wholly owned subsidiary of Stericycle) is majority shareholder, was partially offset by a one-time non-cash expense of $192,000 for warrants issued with bridge loan borrowings in December 1998 and January 1999.

         Income Tax Expense. The estimated effective tax rate of approximately 21.6% for the nine months ended September 30, 1999 reflects federal taxable income expected in excess of Internal Revenue Code Section 382 limitations on the annual utilization of the Company's net operating loss carryforward and state income taxes in states where the Company has no offsetting net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company's working capital was $28,192,000 compared to working capital of $1,166,000 at December 31, 1998. The increase in working capital is primarily due to higher cash balances and lower current liabilities as a result of the public offering completed in February 1999. The Company has available a $25,000,000 revolving line of credit secured by the Company's accounts receivable and all of its other assets. At September 30, 1999 the Company did not have any borrowings under this line. In February 1999, the Company successfully completed a second public offering of common stock and raised $47,158,000 net of offering costs.

         Net cash provided by operating activities was $5,834,000 during the nine months ended September 30, 1999 compared to $1,346,000 for the comparable period in 1998. This increase primarily reflects higher net income, depreciation and amortization expense offset by changes in working capital.

         Net cash used in investing activities for the nine months ended September 30, 1999 was $15,074,000 compared to $8,955,000 for the comparable period in 1998. The change is primarily attributable to the increase in cash used for funding acquisitions and international investments completed in 1999 and an increase in capital expenditures. Capital expenditures were $2,367,000 for the nine months ended September 30, 1999 compared to $1,825,000 for the same period in 1998. The increase in capital spending is a result of improvements made to existing treatment facilities, the movement of the corporate office to a new facility and facility improvements made by the Company's subsidiaries, 3CI and Med Tech Environmental Limited. Payments for acquisitions and international investments amounted to $11,667,000 during 1999.

         Net cash provided by financing activities was $23,974,000 during the nine months ended September 30, 1999 compared to $3,010,000 for the comparable period in 1998. The difference between the two periods results primarily from the completion of the Company's second public offering of common stock, which raised $47,158,000 net of offering costs, partially offset by the repayment of $25,881,000 in debt in the first half of 1999.

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

         The Company believes that it has an effective plan in place to resolve year 2000 issues in a timely manner. As of November 1999, and in the event that the Company were unable to complete the remaining phases of its year 2000 plan, the Company believes that, as a result of year 2000 issues solely affecting the Company, the principal effect on the Company would be an inability to invoice a small portion of its customers for the Company's services.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed with this Report:

        11    Statement Re: Computation of Per Share Earnings

        27.1  Financial Data Schedule

(b)     Reports on Form 8-K

     On August 20, 1999, the Company filed a current report on Form 8-K to report that the Company had reached an agreement with certain investment funds managed by Bain Capital, Inc. (the "Bain Investors") to sell 75,000 shares of convertible preferred stock in the Company for $75,000,000, contingent upon approval by the Company's shareholders and completion of the Company's previously announced acquisition of the medical waste business of Browning-Ferris Industries, Inc. from Allied Waste Industries, Inc. ("Allied").

     On October 15, 1999, the Company filed a current report on Form 8-K to report the results of its annual shareholder meeting held on October 15, 1999. The shareholders accepted all items submitted for their approval, including the amendment to the Company's certificate of incorporation to authorize 1,000,000 shares of a new class of convertible preferred stock and sale of 75,000 such shares. The Company also reported that the Company and Bain Investors had amended their agreement in order to allow certain investment funds managed by Madison Dearborn Partners, Inc. to participate in the purchase of the 75,000 shares of convertible preferred stock to be issued by the Company.

     On October 25, 1999, the Company filed a current report on Form 8-K to report that the Company and Allied had agreed to an amendment to their stock purchase and asset purchase agreements originally dated April 14, 1999 reducing the purchase price from $440 million to $410.5 million and eliminating provisions addressing adjustments to the purchase price.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: November 15, 1999.


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