Form 10-K
period 1999-12-31
STERICYCLE INC
filed 2000-03-30
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

       Indicate by check mark whether the Registrant (1) has filed all reports by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       On March 29, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $288,633,703.

       On March 29, 2000, there were 14,768,885 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders in 2000 to be held on May 11, 2000.

                                     PART I

ITEM 1.    BUSINESS

       Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

COMPANY OVERVIEW

       We are the largest regulated medical waste management company in North America, serving over 237,000 customers throughout the United States, Canada and Puerto Rico. We have the only fully integrated, national medical waste management network. Our network includes 33 treatment/collection centers and 87 additional transfer and collection sites. We use this network to provide the industry's broadest service offering, including medical waste collection, transportation and treatment and related consulting, training and education services and products. Our treatment technologies include our proprietary electro-thermal deactivation system ("ETD") as well as traditional methods such as autoclaving and incineration. For the years ended December 31, 1999 and 1998, our revenues were $132.8 million and $66.7 million, respectively.

       In November 1999, we acquired the medical waste business of Browning-Ferris Industries, Inc. ("BFI") from Allied Waste Industries, Inc. ("Allied"). Allied had acquired BFI in a merger completed in July 1999. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States. The purchase price for our acquisition was $410.5 million in cash, subject to post-closing adjustments.

       Our operations benefit significantly from the stability associated with our long-term customer relationships. We have long-term customer contracts of between one and five years with substantially all of our customers. In general, our contracts with small account customers have automatic renewal provisions. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they were internally to manage their regulated medical waste. Moreover, by outsourcing these services and purchasing consulting and other services from us, our customers reduce or eliminate their risk of the large fines associated with regulatory non-compliance.

       We benefit from significant customer diversification, with no single customer accounting for more than 1% of revenues, and our top 10 customers accounting for less than 3% of revenues. Our two principal groups of customers include over 232,800 small account customers (e.g., outpatient clinics, medical and dental offices and long-term and sub-acute care facilities) and over 4,200 large account customers (e.g., hospitals, blood banks and pharmaceutical manufacturers). Small account customers tend to be most likely to outsource medical waste management services and tend to be more service oriented and less price sensitive, resulting in higher margins for us. We are targeting new small account customers through our large proprietary database of potential new small account customers and our dedicated small account sales force. We successfully increased the proportion of revenues from small account customers from 33% of revenues in the fourth quarter of 1996 to 56% in the fourth quarter of 1999.

INDUSTRY OVERVIEW

       The large, fragmented medical waste industry has experienced significant growth since its inception. The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988 ("MWTA"), which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New York and New Jersey. Since the 1980s, the public and government regulators have increasingly demanded the proper handling and disposal of the medical waste generated by the health care industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products.

       An independent study estimated the size of the regulated medical waste market in the United States in 1999 to be approximately $1.4 billion. We believe that the worldwide market for regulated medical waste management services is currently approximately $3.0 billion and is in excess of $10.0 billion when ancillary services such as training, education, product sales and consulting services are taken into account. We also believe that the regulated medical waste industry is less susceptible than most industries to the effects of a general economic downturn. Industry sources estimate that the current annual growth rate of the United States regulated medical waste industry to be 7-10%, driven by a number of factors. These factors include:

       PRESSURE TO REDUCE HOSPITAL COSTS LEADS TO OUTSOURCING. The health care industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, it is using outside contractors to perform some services, including medical waste management. We believe that our medical waste management services help health care providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other infectious material, and reducing the amount of money invested in on-site treatment of medical waste.

       GROWING IMPORTANCE OF SMALLER ACCOUNT CUSTOMERS. We believe that managed care and other health care cost-containment pressures are causing patient care to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. We believe that these non-institutional alternate-site health care expenditures will continue to grow as cost-cutting pressures increase.

       AGING OF POPULATION. According to industry statistics, the "baby boom" generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation, combined with declining birth rates, will continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures become available. All of these factors lead to increased generation of medical waste.

       ENVIRONMENTAL AND SAFETY REGULATION. We believe that many businesses which are not currently using outsourced medical waste services are unaware of the need for proper training of employees and the Occupational Safety and Health Administration ("OSHA") requirements regarding the handling of medical waste. These businesses include restaurants, casinos, hotels and generally all businesses where employees may come into contact with bloodborne pathogens. In addition, home health care is currently unregulated and may become subject to similar bloodborne pathogen regulations in the future.

       Our industry is subject to extensive regulation beyond the MWTA. For example, the new stringent Clean Air Act regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations are expected to increase the costs of operating medical waste incinerators and to result in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. The Environmental Protection Agency ("EPA") estimates that approximately 83-90% of small medical waste incinerators, 60-95% of medium medical waste incinerators and up to 35% of large medical waste incinerators in the United States will be closed over the next several years. In addition, OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. We believe that these regulations will help to expand the market for our services beyond traditional providers of health care.

COMPETITIVE STRENGTHS

       We believe that we benefit from the following competitive strengths:

       MARKET LEADER. We are the largest and the only national provider of medical waste management services in the United States. As a result of our market leadership position, we provide our customers with superior, vertically-integrated services as well as a variety of products, and we are the only industry participant able to service national accounts. We believe that our leading market position provides us with more operating leverage and a unique competitive advantage in attracting and retaining customers as compared to our smaller regional and local competitors.

       BROAD RANGE OF SERVICES. We offer our customers a broad range of services to help them develop internal systems and processes which allow them to manage their medical waste efficiently and safely from the point of generation through treatment and disposal. For example, we have developed programs to help train our customers' employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA and other relevant regulations. We also supply specially designed containers for use by most of our large account customers, including our Steri-Tub(R) container, a reusable leak- and puncture-resistant container, made from recycled plastic, which we developed and patented.

       ESTABLISHED NATIONAL NETWORK. Our 33 treatment/collection centers and our 237,000 customers in 46 states give us the largest and the only national network in the regulated medical waste industry. The extensive federal, state and local laws and regulations governing the regulated medical waste industry typically require some type of governmental approval for new facilities. These approvals are frequently opposed by elected officials, local residents or citizen groups, and can be difficult to obtain. We have significant experience in obtaining and maintaining these permits, authorizations and other types of governmental approvals. We believe that a network similar in scale and scope to ours would be expensive and time-consuming for a competitor to develop.

       LOW-COST OPERATOR. We are often the low-cost provider within the markets we serve. Our low cost results from our vertically-integrated network and our broad geographic presence. As a result, we are able to: increase our route densities, which permits our drivers to make more stops per shift; minimize the distance traveled by our collection vehicles to treatment facilities; and increase the utilization of our equipment and facilities to treat more of the waste that we collect internally. Our next largest competitor in the U.S. market has five treatment facilities, and we believe that most of our competitors do not have fully integrated operations. We believe that our vertically-integrated operations provide us with a competitive advantage over smaller, less integrated competitors.

       DIVERSE CUSTOMER BASE AND REVENUE STABILITY. We have developed strong contracts and service agreements with a diverse network of established customers. Our top 10 customers account for less than 3% of revenues, and no single customer accounts for more than 1% of revenues. We believe that our diverse customer base would mitigate the impact of the loss of any particular customer. We are also generally protected from regulatory changes which affect our costs, because our contracts typically contain provisions which allow us to adjust our prices to reflect any additional costs caused by changes in regulations.

       STRONG SALES NETWORK AND PROPRIETARY DATABASE. We have the largest, most well-established sales force in the medical waste industry, with over 220 sales and marketing personnel. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have developed a large proprietary database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin customers. We believe that we have been particularly successful at attracting new small account customers through our innovative "flex-rep" program in which part-time field sales representatives work in tandem with telemarketers. We believe that the combination of the two allows us in a cost-effective manner to sell "face-to-face" to potential small account customers and is more effective at converting sales leads into customers than telemarketing alone.

       EXPERIENCED MANAGEMENT TEAM. Our four most senior executives and the Chairman of our Board of Directors collectively have over 45 years of management experience in the health care and waste management industries. Our Chief Executive Officer, Mark C. Miller, had more than 15 years of senior management experience at Abbott Laboratories and, since joining us in 1992 as Chief Executive Officer, has been with us during our growth from an early stage venture capital concept to the industry leader. Richard T. Kogler joined us in late 1998 as executive vice president for domestic operations and Chief Operating Officer. Mr. Kogler previously served in senior roles with American Disposal Services, Inc. Anthony J. Tomasello has been our Executive Vice President and Chief Technical Officer since January 1999, and previously was our Vice President, Operations beginning in 1990. Mr. Tomasello was previously president and chief operating officer of Pi Enterprises and Orbital Systems. Frank J.M. ten Brink, our Chief Financial Officer, previously served as chief financial officer of Hexacomb Corporation. Jack W. Schuler, our Chairman, is also the current chairman of Ventana Medical Systems. Mr. Schuler was previously president and chief operating officer of Abbott Laboratories.

BUSINESS STRATEGY

       Our goals are to strengthen our position as the largest provider of integrated services in the regulated medical waste industry and to continuously improve our profitability. Components of our strategy to achieve these goals include:

       TARGET HIGHER MARGIN, SMALL ACCOUNT CUSTOMERS. We intend to continue actively targeting and increasing our base of higher-margin, small account customers. Prior to the BFI acquisition, our management had successfully raised the percentage of our revenues from small account customers from 33% of revenues in the fourth quarter of 1996 to 56% in the fourth quarter of 1999, which helped increase our operating income margin significantly. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. Small account customers are more service sensitive and typically rely on fully integrated service providers like us for timely waste removal, staff training, assistance with recordkeeping, and OSHA compliance consulting. We believe that the number of small account customers and the opportunities for sales of ancillary services and products to these customers will continue to grow, which will generate significant additional opportunities for revenue growth.

       CAPITALIZE ON OUTSOURCING DUE TO NEWLY ENACTED CLEAN AIR REGULATIONS. The Clean Air Act regulations have increased both the capital costs required to bring many existing incinerators into compliance and the operating costs of continued compliance. The EPA expects that most hospitals will shut down their incinerators in response to regulations adopted in 1997, which limit the discharge into the atmosphere of pollutants released by medical waste incineration. We plan to capitalize on the anticipated movement by hospitals to outsource medical waste treatment rather than incur the cost of installing the air pollution control systems necessary to comply with these EPA regulations. We believe that approximately 35% of the total medical waste disposal market is treated on-site at hospitals. Because our facilities are modern and well maintained, we believe that our capital expenditures required to bring our incinerators into compliance with these new regulations will be only approximately $4.0 million.

       EXPAND RANGE OF SERVICES AND PRODUCTS. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, we are expanding our collection and treatment services through the inclusion of materials like photographic chemicals, lead foils and amalgam used in dental and radiology laboratories. In addition, we now offer a broad range of OSHA compliance and consulting services to our dental customers and may begin to offer these services to other types of customers. Because our drivers call on numerous medical facilities on a routine basis, we also offer many single-use disposable medical supplies to our medical customers, and we intend to increase these offerings in the future.

ACQUISITIONS

       EVALUATION AND INTEGRATION. We believe that our management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular medical waste management business can be successfully integrated into our business. In determining whether to proceed with a business acquisition, we evaluate a number of factors including:

       - the financial impact of the proposed acquisition, including the effect on our cash flow and earnings per share

       - the historical and projected financial results of the target company

       - the purchase price negotiated with the seller and our expected internal rate of return

       -      the composition and size of the target company's customer base

       - the efficiencies that we can achieve by integrating the target company with one or more of our existing operations

       - the potential for enhancing or expanding our geographic service area and allowing us to make other acquisitions in the same service area

       - the experience, reputation and personality of the target company's management

       - the target company's reputation for customer service and relationships with the communities that it serves, and

       - whether the acquisition gives us any strategic advantages over our competition

       We have established an efficient procedure for integrating newly-acquired companies into our business while minimizing disruption of our operations. Once a business is acquired, we implement programs designed to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiencies and overall profitability.

       BFI ACQUISITION. In November 1999, we completed the acquisition from Allied Waste Industries, Inc. ("Allied") of the medical waste business of Browning-Ferris Industries, Inc. ("BFI") in the United States, Canada and Puerto Rico. Allied had acquired BFI in a merger completed in July 1999. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States, with revenues of $201.7 million for the 12 months ended June 30, 1999. The purchase price for the acquisition was $410.5 million in cash, subject to post-closing adjustments. We paid the purchase price from the following sources, in addition to cash on hand: (i) $225.0 million in borrowings under the term loan facilities of a new senior credit facility that we established with DLJ Capital Funding, Inc., Bankers Trust Company and Bank of America, N.A.; (ii) $125.0 million in proceeds from the sale of 12-3/8% senior subordinated notes due 2009; and (iii) $75.0 million in proceeds from the issuance of new Series A Convertible Preferred Stock to certain investment funds associated with Bain Capital, Inc. and Madison Dearborn Partners, Inc. These transactions were completed concurrently with the completion of our acquisition of BFI medical waste business.

       ACQUISITION HISTORY.  We have completed the following 43 acquisitions:

SELLER                                                DATE                      MARKETS SERVED

Allied Waste Industries, Inc. (BFI acquisition)...    November 1999             United States, Canada and Puerto Rico
All-Med Safewaste Inc.............................    July 1999                 Massachusetts
Ionization Research Company, Inc..................    July 1999                 California
Enviro-Tech Services..............................    June 1999                 Arizona
Foster Environmental Services Corp................    May 1999                  New York
Environmental Guardian, Inc.......................    May 1999                  Wisconsin
Browning-Ferris Industries, Inc...................    April 1999                Texas
Arizona Medical Waste Management..................    March 1999                Arizona
Enviro-Tech Disposal Division of                      March 1999                Pennsylvania
   Lancaster General Services Business Trust......
Medical Express and General Courier
   Service, Inc...................................    February 1999             Pennsylvania
Southwest Medecol L.C.............................    February 1999             Kansas, Texas and Colorado
Medical Resources Recycling Systems, Inc..........    February 1999             Washington and Idaho
Medical Resources Corporation.....................    February 1999             New Mexico, Colorado and Arizona
Environmental Transloading Services, Inc..........    January 1999              California
Med-Tech Environmental Limited....................    January 1999 and          Alberta, British Columbia, Ontario,
                                                      December 1998             Quebec, Connecticut, Maine,
                                                                                Massachusetts, New Hampshire, New
                                                                                York, Rhode Island and Vermont
Mid-America Environmental, Inc....................    December 1998             Indiana
Waste Systems, Inc. (3CI Complete
   Compliance Corporation)........................    October 1998              Alabama, Arkansas, Florida, Georgia,
                                                                                Kansas, Louisiana, Mississippi,
                                                                                Missouri, Oklahoma, Tennessee and
                                                                                Texas
Medical Compliance Services, Inc..................    September 1998            New Mexico and Texas
Regional Recycling, Inc...........................    August 1998               New Jersey
Allegro Carting and Recycling, Inc................    August 1998               New York
Mediwaste Disposal Services LLC...................    July 1998                 Texas
Superior of Wisconsin, Inc........................    July 1998                 Wisconsin
Arizona Hazardous Waste Disposal..................    July 1998                 Arizona
Controlled Medical Disposal, Inc..................    June 1998                 New Jersey
Arizona Hazardous Waste Disposal..................    June 1998                 Arizona
Medisin, Inc......................................    April 1998                Kentucky and Ohio
Bridgeview, Inc...................................    March 1998                Pennsylvania
Browning-Ferris Industries, Inc...................    December 1997             Arizona
Phoenix Services, Inc.............................    November 1997             Maryland
Cal-Va, Inc.......................................    November 1997             Virginia and Washington, D.C.
Envirotech Enterprises, Inc.......................    August 1997               Arizona
Rumpke Container Service, Inc.....................    July 1997                 Ohio
Regional Carting, Inc.............................    July 1997                 New Jersey
Waste Management, Inc.............................    June 1997                 Wisconsin
Environmental Control Co., Inc....................    May 1997                  Connecticut, New Jersey and New York
Waste Management, Inc.............................    December 1996             Arizona, Colorado, Indiana,
                                                                                Kentucky, Maryland,
                                                                                North Carolina, Ohio,
                                                                                Pennsylvania, South Carolina,
                                                                                Tennessee, Utah, Washington
                                                                                and Washington, D.C.
Doctors Environmental Control, Inc................    May 1996                  California

WMI Medical Services of New England...............    February 1996             New Hampshire, Massachusetts and
                                                                                Maine
Bio-Med of Oregon, Inc............................    January 1996              Oregon
Safetech Health Care..............................    June 1995                 California
Safe Way Disposal Systems, Inc....................    September 1994            Connecticut and New York
Recovery Corporation of America...................    March 1994                Illinois, Indiana and Michigan
Therm-Tec Destruction Service of
   Oregon, Inc....................................    August 1993               Oregon

SERVICES AND OPERATIONS

       Our services and operations are comprised of collection, transportation, treatment, disposal and recycling, together with related training and education programs, consulting services and product sales. We have 33 treatment/collection facilities located in 23 states and Puerto Rico that service over 237,000 customers, consisting of over 232,800 small account customers and over 4,200 large account customers. We develop programs to help our customers handle, separate and contain medical waste. We also advise our health care customers on the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our health care customers to assist them in reducing the amount of medical waste they generate.

       COLLECTION AND TRANSPORTATION. We consider efficiency of collection and transportation to be a critical element of our operations because it represents the largest component of our operating costs. We try to maximize the number of stops on each route. We use a tracking system for our collection vehicles that helps to improve efficiency. We try to match the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The containers or boxes are inspected at the customer's site prior to pickup. The waste is then transported directly to one of our treatment facilities or to one of our transfer stations where it is combined with other medical waste and transported to a treatment facility. In some circumstances we transport medical waste to other specially-licensed medical waste treatment facilities. We transport small quantities of specific hazardous substances, such as photographic fixer, lead foils and dental amalgam, from certain of our customers to a metals recycling operation.

       The use of transfer stations is another important component of our collection and transportation operations. We utilize transfer stations in a "hub and spoke" configuration which allows us to expand our geographic service area and increase the volume of medical waste that can be treated at a particular facility. Smaller loads of waste containers are temporarily held at the transfer stations until they can be consolidated into full truckloads and transported to a treatment facility.

       As part of our collection operations, we supply specially-designed containers for use by most of our large account customers and many of our larger small account customers. We have developed and patented a reusable leak- and puncture-resistant container, made from recycled plastic, which we call the Steri-Tub(R) container. The plastic container enables our customers to reduce costs by reducing the number of times that medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing liability resulting from human contact with medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. We believe that these features make the Steri-Tub(R) plastic container superior to our competitors' reusable containers. If a customer generates a large volume of waste, we will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

       TREATMENT AND DISPOSAL. Upon arrival at a treatment facility, containers or boxes of medical waste are scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. In some cases our operating permits require that unacceptable waste be reported to regulatory authorities. After inspection, the waste is treated using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a nonhazardous waste landfill operated by parties unaffiliated with us. After the Steri-Tub(R) plastic containers have been emptied, they are washed, sanitized and returned to customers for re-use.

       CONSULTING SERVICES. Before medical waste is picked up by our trucks, our integrated waste management approach attempts to "build in" efficiencies that will yield logistical advantages. For example, our consulting services can assist our customers in reducing the volume of medical waste that they generate. In addition, we provide customers with the documentation necessary for compliance with laws which, if they complete the documentation properly, will reduce interruptions to their businesses to verify compliance.

       DOCUMENTATION. We provide complete documentation to our customers for all medical waste that we collect, including the name of the generator, date of pick-up and date of delivery to a treatment facility. We believe that our documentation system meets all applicable federal, state and local regulations regarding the packaging and labeling of medical waste, including regulations issued by the U.S. Department of Transportation, OSHA and state and local authorities. This documentation is sometimes used by our customers to prove that they are in compliance with these regulations. These customers will often pay for us to retrieve and reprint old manifests and other documentation. We believe that our ability to offer document archiving and retrieval services represents a competitive advantage.

MARKETING AND SALES

       MARKETING STRATEGY. We have the largest, most well-established sales force in the medical waste industry, with over 220 sales and marketing personnel. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have developed a large proprietary database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin customers. We believe that we have been particularly effective at attracting new small account customers through our innovative "flex-rep" program in which part-time field sales representatives work in tandem with telemarketers. We believe that the combination of the two allows us in a cost-effective fashion to sell "face-to-face" to potential small account customers and is more effective at converting sales leads into customers than telemarketing alone.

       Our more than 900 drivers also participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

       SMALL ACCOUNT CUSTOMERS. We have targeted small account customers as a growth area. We believe that these customers offer high profit potential compared to other potential customers. Typical small account customers are individual or small groups of doctors, dentists and other health care providers who are widely dispersed and generate only small amounts of medical waste. These customers are very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small account customers relative to our large account customers. Our telemarketers use our proprietary database to identify and qualify these small account customers and arrange appointments for our trained "flex-reps." We believe that our telemarketing program provides a cost-effective way to reach the numerous but scattered small account customers.

       We have a "mail-back" service through which we can reach small account customers located in outlying areas that would be inefficient to serve using our regular route structure. In addition, we have introduced a medical waste management and compliance program specifically targeted to small account customers who are required to comply with the OSHA bloodborne pathogens regulations but who lack the internal personnel and systems to do so.

       LARGE ACCOUNT CUSTOMERS. We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as satisfactory levels of profitability can be maintained. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of approximately 4,200 large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner. We have several strategic alliances to supplement our marketing and sales efforts to large account customers.

       We believe that the implementation of more stringent Clean Air Act and other federal regulations directly and indirectly affecting medical waste will enable us to improve our marketing efforts to large account customers because the additional costs that they will incur to comply with these regulations will make the costs of our services more attractive, particularly relative to their use of their own incinerators.

       NATIONAL ACCOUNTS. As a result of our extensive geographic coverage, we are the only medical waste business capable of servicing national account customers (i.e., customers requiring medical waste disposal services at various geographically dispersed locations). We will continue to focus on national accounts (as the BFI medical waste business had done successfully).

       CONTRACT AND SERVICE AGREEMENTS. We have long-term contracts with substantially all of our customers. We negotiate individual service agreements with each large account and small account customer. Although we have a standard form of agreement, particularly for small account customers, terms may vary depending upon the customer's service requirements and the volume of medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions relating to the types of containers, frequency of collection, pricing, treatment and documentation for tracking purposes. Each agreement also specifies the customer's obligation to pack its medical waste in approved containers. Substantially all of our agreements with small account customers contain automatic renewal provisions.

       Service agreements are generally for a period of one to five years, although customers may terminate on written notice and, in most service areas, upon payment of a penalty. Many payment options are available, including flat monthly or quarterly charges. We may set our prices on the basis of the number of containers that we collect, the weight of the medical waste that we collect and treat, the number of collection stops that we make on the customer's route, the number of collection stops that we make for a particular multi-site customer, and other factors.

       We have a diverse customer base, with no single customer accounting for more than 1% of revenues, and our top 10 customers accounting for less than 3% of revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business, financial condition or results of operations.

       INTERNATIONAL. We have also expanded beyond the United States and Canada. In 1996, we entered into an agreement with a Brazilian company, Companhia Auxiliar de Viacao e Obras ("CAVO"), to assist in exploring opportunities for the commercialization of our medical waste management technology in

South America. This relationship was expanded in July 1998, when we entered into an agreement for an exclusive license to use our ETD technology in Brazil and for the sale to CAVO of two fully integrated ETD processing lines for use in treating medical waste in the Sao Paulo, Brazil metropolitan market.

       In February 1998, we announced the formation of Medam S.A. de C.V. ("Medam"), a Mexican joint venture company, to utilize our ETD technology to treat medical waste primarily in the Mexico City market. Medam operates a treatment facility with a 150-ton per day capacity. This facility, which is the largest medical waste treatment facility permitted to date in Mexico, became operational in June 1998. In September 1999, we increased our ownership interest in the joint venture from 24.5% to 49%.

       In September 1999, we announced the formation of a new joint venture, Medam, B.A. Srl, an Argentine corporation, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market.

TREATMENT TECHNOLOGIES

       We primarily use three treatment technologies for treating regulated medical waste: autoclaving, incineration and our proprietary ETD technology. The approximate percentages of medical waste, by volume, that we treated in 1999, by type of treatment technology used, were as follows:

       -      autoclaving, 65 - 70%

       -      incineration, 15 - 20%, and

       -      our proprietary ETD technology, 10%

       We vary our treatment of medical waste among available treatment technologies based on the type of waste and capacity and pricing considerations in each service area, in order to minimize operating costs and capital investments.

       AUTOCLAVING. Autoclaving treats medical waste with steam at high temperature and pressure to kill pathogens. Autoclaving alone does not change the appearance of waste, and recognizable medical waste may not be accepted by some landfill operators, but autoclaving may be combined with a shredding or grinding process to render the medical waste unrecognizable.

       INCINERATION. Incineration burns medical waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of medical waste such as anatomical waste or residues from chemotherapy procedures. However, incineration has come under criticism from the public and from federal, state and local regulators because of the air emissions which need to be controlled. Air emissions from incinerators can contain certain byproducts which are subject to federal, state and, in some cases, local regulation. In some circumstances the ash byproduct of incineration may be regulated. As a result, it is expensive to permit and construct new incineration facilities.

       ETD TREATMENT PROCESS. Electro-thermal deactivation ("ETD") includes a system for grinding medical waste. After grinding, ETD uses an oscillating field of low-frequency radio waves to heat medical waste to temperatures that destroy pathogens such as viruses, bacteria, fungi and yeast, without melting the plastic content of the waste. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, like microwaves, which can penetrate medical waste of a typical density only to a depth of approximately five inches. ETD uses frequencies that match the physical properties of medical waste, enabling the ETD treatment process to kill pathogens at temperatures as low as 90(degree)C. Although ETD is effective in destroying pathogens present in anatomical waste, we do not currently treat anatomical waste using the ETD process.

       We believe that ETD offers advantages over other methods of treating medical waste. We believe that it is easier to get permits for ETD facilities than for incineration facilities because ETD does not produce fluid or air pollution. ETD facilities also can be more cost-effective to construct than incinerators or autoclaves with shredding capability. ETD also renders medical waste unrecognizable and thus more acceptable for landfills and reduces the volume of waste as well. It may also facilitate recycling of polypropylene plastics and some of the ETD-treated waste may be used for fuel in "waste-to-energy" electrical plants.

COMPETITION

       The medical waste services industry is highly competitive. It consists of many different types of service providers, including a large number of regional and local companies. Another major source of competition is the on-site treatment of medical waste by some large-quantity generators, particularly hospitals.

       In addition, we face potential competition from businesses that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of medical waste, such as reusable or degradable medical products.

       We compete for service agreements primarily on the basis of cost-effectiveness, quality of service and geographic location. We also attempt to compete by demonstrating to customers that we can do a better job in reducing their potential liability. Our ability to obtain new service agreements may be limited by the fact that a potential customer's current vendor may have an excellent service history or a long-term service contract or may offer prices to the potential customer that are lower than ours.

GOVERNMENTAL REGULATION

       We operate within the medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on us, including requirements to obtain and maintain government permits. These permits grant us the authority, among other things:

       -      to construct and operate treatment and transfer facilities

       - to transport medical waste within and between relevant jurisdictions, and

       -      to handle particular regulated substances

       Our permits must be periodically renewed and are subject to modification or revocation by the regulatory authority. We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of medical waste. We are also subject to extensive regulations designed to minimize employee exposure to medical waste. In addition, we are subject to foreign laws and regulations.

       FEDERAL REGULATION. There are at least four federal agencies that have authority over medical waste. These agencies are the EPA, OSHA, the U.S. Department of Transportation and the U.S. Postal Service. These agencies regulate medical waste under a variety of statutes and regulations.

       Medical Waste Tracking Act of 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to the Medical Waste Tracking Act of 1988 ("MWTA"), which was added to the Resource Conservation and Recovery Act of 1976. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988. Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that medical wastes which were generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

       In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. Under the MWTA, the EPA was supposed to deliver three reports to Congress on different aspects of medical waste management and the success of the demonstration program for tracking medical waste. Two of these reports were completed; the third report has not yet been issued. The third report is expected to cover the use of alternative medical waste treatment technologies, including our ETD technology. It is possible that this third report will contain findings or make recommendations that are unfavorable to our business and technology.

       The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

       Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. See "-- State and Local Regulation." The EPA estimates that of the approximately 1,100 small, 690 medium and 460 large medical waste incinerators in operation in May 1996, approximately 83-90% of the small incinerators, 60-95% of the medium incinerators and up to 35% of the large incinerators will be closed as hospitals seek less expensive methods of medical waste disposal rather than incur the cost of installing the necessary air pollution control systems to comply with the EPA's regulations. We currently operate 12 incinerators. Because our facilities are modern and well maintained, we believe that our capital expenditures required to bring our incinerators into compliance with these new regulations will be only approximately $4.0 million. We believe that we will be successful in obtaining all necessary federal and state permits to continue the operation of our incinerators. The Natural Resources Defense Council, an environmental organization, has sued the EPA challenging the validity of its regulations on the grounds that the minimum emissions standards are too lenient. If successful, this lawsuit could result in the EPA's adoption of stricter air emissions standards for medical waste incinerators. Stricter emissions standards could benefit us if the result is that hospitals and other generators increase or accelerate their use of outside medical waste treatment contractors like us. Stricter emissions standards could also have a material adverse effect on us to the extent that we incur increased costs to bring our own incinerators into compliance with the more stringent standards. We might also face price increases for treatment of medical waste that we deliver to other parties for incineration.

       Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. Various standards apply to certain aspects of our operations. These regulations govern, among other things:

         - exposure to bloodborne pathogens and other potentially infectious materials

         -    lock out/tag out procedures

         -    medical surveillance requirements

         -    use of respirators and personal protective equipment

         -    emergency planning

         -    hazard communication

         -    noise

         -    ergonomics, and

         -    forklift safety

We are subject to unannounced OSHA safety inspections at any time.

       Our employees are required by our policy to receive new employee training, annual refresher training and training in their specific tasks. As part of our medical surveillance program, employees receive pre-employment physicals, including drug testing, annually-required medical surveillance and exit physicals. We also subscribe to a drug-free workplace policy.

       Resource Conservation and Recovery Act of 1976. In 1976, Congress passed the Resource Conservation and Recovery Act of 1976 ("RCRA") as a response to growing public concern about problems associated with the handling and disposal of solid and hazardous waste. RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

       We use landfills operated by parties unrelated to us for the disposal of treated medical waste from two of our ETD facilities and for the disposal of incinerator ash and autoclaved waste. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following treatment, waste from our ETD and autoclave facilities is disposed of as nonhazardous waste. At our incineration facilities, we test ash from the incineration process to determine whether it must be disposed of as hazardous waste.

       We employ quality control measures to check incoming medical waste for specific types of hazardous substances. Our customer agreements also require our customers to exclude different kinds of hazardous substances or radioactive materials from the medical waste they provide us. We use a different type of contract for the relatively small number of customers from whom we pick up hazardous wastes.

       DOT Regulations. The U.S. Department of Transportation ("DOT") has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which require us to package and label medical waste in compliance with designated standards, and which incorporate bloodborne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a "biohazard" marking on the outer packaging, and our medical waste container must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

       DOT regulations also require that a transporter be capable of responding on a 24-hour-a-day basis in the event of an accident, spill, or release to the environment of a hazardous material. We have entered into an agreement with CHEMTREC, an organization that provides 24-hour emergency spill notification in the United States and Canada, to provide this service, and we also have agreements with several emergency response organizations to provide spill cleanup services in some of our service areas.

       Our drivers are trained on topics such as safety, hazardous materials, medical waste, hazardous chemicals and infectious substances. Employees are trained to deal with emergency spills and releases of hazardous materials, and we have a written contingency plan for these events. Our vehicles are outfitted with spill control equipment and the drivers are trained in its use.

       Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If we were found to be a responsible party for a particular site, we could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable. This result would be the case if we were unable to identify other responsible parties, or if those parties were financially unable to contribute money to the cleanup.

       United States Postal Service. We have obtained a permit from the U.S. Postal Service to conduct our "mail-back" program, pursuant to which customers mail approved "sharps" (needles, knives, broken glass and the like) containers directly to our treatment facilities.

       STATE AND LOCAL REGULATION. We conduct business in numerous states. Each state has its own regulations related to the handling, treatment and storage of medical waste. Although there are many differences among the various state laws and regulations, many states have followed the medical waste model under the MWTA and are implementing programs under RCRA. In each of the states where we operate a treatment facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for each site. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, that affect our operations.

       In recent years, a number of communities have instituted "flow control" requirements, which require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. The U.S. Congress may consider legislation that would at least partially overturn these court decisions.

       Similarly, the U.S. Supreme Court has consistently held that state and local measures that seek to restrict the importation of waste into the particular jurisdiction, or to tax imported waste at a higher rate, are unconstitutional. To date, congressional efforts to enable states to impose differential taxes on out-of-state waste or restrict waste importation have been unsuccessful.

       In the absence of federal legislation, various local laws that direct waste to designated facilities, or limit or tax the interstate movement of waste, may continue to be invalidated by the courts. If the U.S. Congress adopts legislation allowing for specific types of flow control or authorizing restrictions on the importation of waste, or if valid legislation affecting interstate transportation of waste is adopted at the federal or state level, our business could be adversely affected. In addition, it is possible that municipalities will pass ordinances which effectively block or discourage us from locating a treatment or transfer facility within their limits.

       States usually regulate medical waste as a solid or "special" waste and not as a hazardous waste under RCRA. State definitions of medical waste include:

       -      microbiological waste (cultures and stocks of infectious agents)

       - pathology waste (human body parts from surgical procedures and autopsies)

       -      blood and blood products, and

       -      sharps

       Most states require segregation of different types of medical waste at the hospital or other location where they were created. A majority of states require that the universal biohazard symbol or a label appear on medical waste containers. Storage regulations may apply to the party generating the waste, the treatment facility, the transport vehicle, or all three. Storage rules seek to identify and secure the storage area for public safety as well as set standards for the manner and length of storage. Many states require employee training for safe environmental cleanup through emergency spill and decontamination plans. Many states also require that transporters carry spill equipment in their vehicles. Those states whose regulatory framework relies on the MWTA model have tracking document systems in place. Some states (Washington, for example) regulate the prices that we may charge.

       We maintain numerous governmental permits and licenses to conduct our business. Our permits vary from state to state based upon our activities within that state and on the applicable state and local laws and regulations. These permits include:

       - transport permits for solid waste, medical waste and hazardous substances

       -      permits to construct and operate treatment facilities

       -      permits to construct and operate transfer stations

       - permits governing discharge of sanitary water and registration of equipment under air regulations

       -      approvals for the use of ETD to treat medical waste, and

       -      various business operator's licenses

       We believe that we are currently in compliance in all material respects with our permits and applicable laws and regulations.

       Pursuant to medical waste incinerator regulations adopted by the EPA in 1997, every state was required by September 1998 to adopt a plan to comply with federal guidelines which, among other things, limit the release of some airborne pollutants from medical waste incinerators to levels prescribed by the EPA. Each state's implementation plan must be at least as restrictive as the federal emissions standards. If a state in which we operate an incinerator adopts more stringent limits than the federal emissions standards, it could be very expensive for us to bring our incinerator into compliance with the state's requirements. See " -- Governmental Regulation -- Federal Regulation -- Clean Air Act Regulations."

       Subsequent to the issuance of our original license for our Woonsocket, Rhode Island treatment facility, the State of Rhode Island enacted legislation that required us to obtain an additional license for our medical waste management operations. We applied for but have not yet received this additional license. Until regulatory action is taken on this additional license, we are being permitted to continue to operate under our current license. Denial of this additional license could result in us being required to cease our operations in Rhode Island, which could have a material adverse effect on our business.

       Our ETD treatment technology has not been approved in all states. We have received permits or been granted legislative approval to operate our ETD treatment technology in 15 states, with additional applications pending. We cannot be sure, however, that our treatment technology will be approved for the treatment of medical waste in each state or other jurisdiction in which we may want to use it. In these circumstances, our inability to obtain regulatory approval could have a material adverse effect on our business.

       FOREIGN AND TERRITORIAL REGULATION. We presently conduct business in several provinces in Canada. Our activities in British Columbia are governed at the federal level by the Canadian Transportation of Dangerous Goods Act and the Canadian Environmental Protection Act, and at the provincial level by comparable legislation. The Canadian Environmental Protection Act regulates, among other things, the transborder movement of medical waste. The federal Transportation of Dangerous

Goods Act regulates the movement of dangerous goods, including infectious substances, by all modes of transportation. It imposes joint and several liability on all persons who are responsible for, or who caused or contributed to the release of any dangerous substance into the environment. Any business engaged in a regulated activity is presumed to be liable for any release, unless the business can demonstrate that it acted reasonably.

       Provincial legislation typically regulates the storage, transportation and disposal of waste, including biomedical waste, and imposes strict, joint and several liability for all the costs of cleanup of contaminated sites.

       We presently conduct business in the United States territory of Puerto Rico. Our storage and treatment activities in Puerto Rico are governed at the territorial level by the Puerto Rico Environmental Quality Board, while the U.S. DOT regulates the transportation of medical waste in Puerto Rico and applies the regulations promulgated under the Hazardous Materials Transportation Authorization Act of 1994.

       We believe that we have obtained all permits required by Canadian federal and provincial legislation and by federal and territorial legislation applicable to Puerto Rico.

       We also conduct business in Mexico through our joint venture, Medam, which collects medical waste and transports it for treatment to a new facility close to Mexico City. Medical waste is regulated in Mexico as a category of waste distinct from solid or "municipal" waste. Mexican regulations have established collection schedules that are specific to the type and size of generator. The Secretariat of the Environment, Natural Resources and Fisheries is responsible for the enforcement of Mexico's medical waste law. We believe that our joint venture operations in Mexico are in compliance with all applicable laws, rules and regulations.

       If we expand our operations into other foreign jurisdictions, we will be required to comply with the laws and regulations of each of these jurisdictions.

       PERMITTING PROCESS. Each state in which we currently operate, and each state in which we may operate in the future, has a specific permitting process. After we have identified a geographic area in which we want to locate a treatment or transfer facility, we identify one or more locations for a potential new site. Typically, we will develop a site contingent on obtaining zoning approval and local and state operating authority. Most communities rely on state authorities to provide operating rules and safeguards for their community. Usually the state provides public notice of the project and, if enough public interest is shown, a public hearing may be held. If we are successful in meeting all regulatory requirements, the state may issue a permit to construct the treatment facility or transfer station. Once the facility is constructed, the state may again issue public notice of its intent to issue an operating permit and may provide an opportunity for public opposition or other action that may impede our ability to construct or operate the planned facility. Permitting for transportation operations frequently involves registration of vehicles, inspection of equipment, and background investigations on our officers and directors.

       We have been successful in obtaining permits for our current medical waste transfer, treatment and processing facilities and for our transportation operations. Several of our past attempts to construct and operate medical waste treatment facilities, however, have met with significant community opposition. In some of these cases, we have withdrawn our permit application.

PATENTS AND PROPRIETARY RIGHTS

       We consider the protection of our technology to be important to our business. Our policy is to protect our technology by a variety of means, including applying for patents in the United States and in some foreign countries.

       We hold nine United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Russia, Hungary, Canada, Mexico and Australia. We also hold one United States patent for our reusable container, which is used under the registered trademark Steri-Tub(R).

       In November 1995, we entered into a cross-license agreement with IIT Research Institute ("IITRI"). Under this agreement, IITRI granted us an exclusive royalty-free license in North America, portions of Europe (including all 15 member countries of the European Union), Japan and other industrialized countries throughout the world to use and commercialize various patent rights and know-how held by IITRI relating to the use of radio-frequency technology in the treatment of medical waste, and we granted to IITRI a royalty-free exclusive license in the remaining countries of the world to use and commercialize specified corresponding patent rights and know-how held by us. The agreement continues until the expiration of the last-to-expire of any of the subject patents held by either IITRI or us.

       The term of the first-to-end of our existing United States patents relating to our ETD treatment process will end in October 2009 at the earliest or in September 2010 at the latest, and the term of the last-to-end of these patents will end in January 2015.

       In addition, we own additional technology relating to the processing of medical waste and other health care waste that we believe is patentable. We are evaluating the technology to determine whether to file for patent protection on it.

       There can be no assurance that any pending or future patent applications will be granted, that any issued patents will provide us with competitive advantages, that our patents will not be challenged by other parties, or that the existing or future patents of other parties will not have an adverse effect on our ability to carry out our business. In addition, there can be no assurance that other companies will not independently develop similar processes or avoid our patents. Litigation or administrative proceedings may be necessary to enforce the patents issued to us or to determine the scope and validity of others' proprietary rights. Any litigation or administrative proceeding could result in substantial cost to us and distraction of our management. A ruling against us in any litigation or administrative proceeding could have a material adverse effect on our business.

       Our commercial success may also depend on our not infringing patents issued to other parties. There can be no assurance that patents belonging to other parties will not require us to alter our processes, pay licensing fees, or cease development of our current or future processes. In addition, there can be no assurance that we would be able to license the technology rights that we may require at a reasonable cost or at all. If we could not obtain a license to any infringing technology that we currently use, it could have a material adverse effect on our business. In addition, to determine the priority of inventions or patent applications we may have to participate in proceedings before the U.S. Patent and Trademark Office or in proceedings before foreign agencies, any of which could result in substantial costs to us and distraction of our management.

       We own federal registrations of the trademarks "Steri-Fuel(R)," "Steri-Plastic(R)," "Steri-Tub(R)," and "Steri-Cement(R)," the service mark Stericycle(R) and a service mark consisting of six green disks that we use in the United States. There can be no assurance that our registered or unregistered trademarks or service marks will not infringe upon the rights of other parties. The requirement to change any trademark, service mark or trade name of us could result in the loss of any goodwill associated with that trademark, service mark or trade name and could entail significant expense.

       We also rely on unpatented and unregistered trade secrets, trademarks, proprietary know-how and continuing technological innovation. We try to protect this information, in part, by confidentiality agreements with our employees, vendors and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets or know-how will not otherwise become known or independently discovered by other parties.

EMPLOYEES

       As of December 31, 1999, we had 2,199 full-time and 86 part-time employees (including 168 full-time and six part-employees of our majority-owned subsidiary, 3CI Complete Compliance Corporation ("3CI")). Approximately 37 of our drivers and transportation helpers at our New York City and Montreal facilities are covered by collective bargaining agreements with the International Brotherhood of Teamsters. Our production and maintenance employees at our Morton, Washington facility were previously represented by the Teamsters but voted in April 1998 to decertify the union. Approximately 88 former employees of the BFI medical waste business who are now our employees are covered by a total of 16 collective bargaining agreements with local Teamster unions. These agreements expire at various dates from April 2000 to April 2004. We consider our employee relations to be satisfactory.

POTENTIAL LIABILITY AND INSURANCE

       The medical waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:

       -      cleanup costs

       -      personal injury

       -      damage to the environment

       -      employee matters

       -      property damage, and

       - alleged negligence or professional errors or omissions in the planning or performance of work

       We could also be subject to fines or penalties in connection with violations of regulatory requirements.

       We carry $26.0 million of liability insurance (including umbrella coverage), and under a separate policy, $10.0 million of aggregate pollution and legal liability insurance ($5.0 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. Our pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

       Our insurance programs utilize large deductible plans offered by a commercial insurance company. Large deductible plans allow us the benefits of cost-effective risk financing while protecting us from catastrophic risk with specific stop loss insurance limiting the amount of self-funded exposure for any one loss and aggregate stop loss insurance limiting the self-funding exposure for any one year.

ITEM 2.    FACILITIES

       We lease office space for our corporate offices in Lake Forest, Illinois. We own or lease three ETD treatment facilities, 10 incineration facilities, 15 autoclave facilities and five facilities that use a combination of these methods or other methods (including two facilities owned or leased by 3CI). We also operate one ETD treatment facility through Medam, our Mexican joint venture company. All of our treatment facilities also serve as collection sites. We own or lease 87 additional transfer and collection sites (including six sites owned or leased by 3CI).

We consider that these facilities are adequate for our present and anticipated needs. Substantially all of our owned facilities are pledged to secure our indebtedness under our senior credit facility.

       We do not own or operate any landfills or any other type of disposal site. After treatment, all remaining waste materials are transported to unaffiliated parties for permanent disposal.

ITEM 3.    LEGAL PROCEEDINGS

       We operate in a highly regulated industry and are exposed to regulatory inquiries or investigations from time to time. Government authorities can initiate investigations for a variety of reasons. We have been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to us, without having a material adverse effect on our business. From time to time, we may consider it more cost-effective to settle proceedings than to become involved in costly and time-consuming administrative actions or litigation. We are also a party to various legal proceedings arising in the ordinary course of business. We believe that the resolution of these other matters will not have a material adverse effect on us.

       In April 1997, a worker at our Morton, Washington treatment facility was diagnosed with active tuberculosis. Testing revealed two additional cases of active tuberculosis and 15 additional workers who tested positive for exposure to tuberculosis. Officials of the Washington Departments of Health and of Labor and Industries concluded that workers were probably exposed to tuberculosis bacteria from the medical waste being processed at the Morton facility. We believe that the actual source of exposure has not been determined. However, we have complied with the recommendations of all regulatory authorities to outfit the facility's workers with personal protective equipment. In addition, we have complied with governmental recommendations to modify equipment at the Morton facility. We are also taking these actions, as applicable, at our other treatment facilities. The safety measures being taken include those recommended by the National Institute for Occupational Safety and Health in a report issued in December 1998. While future claims are possible, to date we have not been subject to any civil proceedings by the affected employees as a result of this incident, which the Washington Department of Labor and Industries has determined is covered by the state workers' compensation program.

       In 1998, BFI filed a plea agreement with the U.S. Department of Justice regarding possible violations of the Clean Water Act by its Washington, D.C. treatment facility. The possible violations arose from the wastewater treatment system used to contain and treat all wastewater produced by the facility. BFI pleaded guilty to three violations under the Clean Water Act and agreed to pay $1,500,000 in fines and make a $100,000 community service contribution. These obligations have been satisfied. The facility was closed in 1997.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We held our 1999 Annual Meeting of Stockholders on October 15, 1999. Holders of 13,462,068
shares were represented in person or by proxing at the meeting. At the meeting, all of our incumbent directors were reelected to serve as directors until our Annual Meeting of Stockholders in 2000. The seven directors who were reelected and the votes that they received are as follows:

DIRECTOR                                          VOTES FOR                           VOTES AGAINST
Jack W. Schuler                                   13,273,612                             188,456
Mark C. Miller                                    13,273,212                             188,856
Rod F. Dammeyer                                   13,271,712                             190,356
Patrick F. Graham                                 13,274,612                             187,456
John Patience                                     12,669,478                             792,590
Peter Vardy                                       13,273,712                             188,356
L. John Wilkerson, Ph.D.                          13,273,712                             188,356

       At the Annual Meeting, our stockholders also approved proposals (1) to amend our certificate of incorporation to authorize and create a class of preferred stock and (2) to authorize us to issue and sell, for $75.0 million in cash, less certain fees and expenses, 75,000 shares of newly-created Series A Convertible Preferred Stock. Both proposals were submitted to the stockholders in connection with obtaining the financing required to complete the BFI acquisition. See Item 1, "Business -- Acquisitions -- BFI Acquisition." The first proposal received 9,420,604 votes for and 1,496,293 votes against, with 28,413 abstentions and 2,516,758 broker non-votes; and the second proposal received 10,187,736 votes for and 730,339 votes against, with 27,235 abstentions and 2,516,758 broker non-votes.

       In addition, our stockholders ratified the appointment of Ernst & Young LLP as our independent public accountants for the year ending December 31, 1999. There were 13,417,989 votes for and 25,289 votes against, with 18,790 abstentions.

SUPPLEMENTAL INFORMATION

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains certain information regarding our four current executive officers:

NAME                                          POSITION                                                       AGE
Mark C. Miller                                President, Chief Executive Officer and a Director              44
Richard T. Kogler                             Chief Operating Officer                                        40
Anthony J. Tomasello                          Executive Vice President and Chief Technical Officer           53
Frank J.M. ten Brink                          Vice President, Finance and Chief Financial Officer            43

       Mark C. Miller has served as President and Chief Executive Officer and a director since joining us in May 1992. From May 1989 until he joined us, Mr. Miller served as Vice President for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. He is a director of AmericasDoctor.com (formerly Affiliated Research Centers, Inc.), an Internet health care company that provides product development and promotion services to pharmaceutical companies, and is a director of Lake Forest Hospital. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

       Richard T. Kogler joined us as Chief Operating Officer in December 1998. From May 1995 through October 1998, Mr. Kogler was Vice President and Chief Operating Officer of American Disposal Services, Inc., a solid waste management company. From October 1984 through May 1995, Mr. Kogler served in a variety of management positions with Waste Management, Inc. Mr. Kogler received a B.A. degree in chemistry from St. Louis University.

       Anthony J. Tomasello has served as our Executive Vice President and Chief Technical Officer since January 1999 and previously had served as Vice President, Operations since joining us in August 1990. For eight years prior to joining us, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. From 1980 to 1982, he served as Vice President of Operations for Spang and Company, an operating service firm specializing in resource recovery and recycling for manufacturing and process industries. Mr. Tomasello received a B.S. degree in mechanical engineering from the University of Pittsburgh.

       Frank J.M. ten Brink has served as our Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1996 he served as Chief Financial Officer of Hexacomb Corporation, and from 1996 until joining us, he served as Chief Financial Officer of Telular Corporation. Prior to 1991, he held various financial management positions with Interlake Corporation and Continental Bank of Illinois. Mr. ten Brink received a B.B.A. degree in international business and a M.B.A. degree in finance from the University of Oregon.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

       Our Common Stock is quoted on the Nasdaq National Market under the symbol "SRCL." On March [date], 2000, we had approximately 5,600 stockholders of record.

       The following tables provides high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

                              QUARTER                            HIGH                  LOW
           First quarter 1998.......................             16.500                12.250
           Second quarter 1998......................             17.250                11.125
           Third quarter 1998.......................             19.750                13.500
           Fourth quarter 1998......................             21.000                13.625

           First quarter 1999.......................             18.000                11.438
           Second quarter 1999......................             15.500                 9.500
           Third quarter 1999.......................             16.313                11.875
           Fourth quarter 1999......................             19.750                14.375

       We did not pay any dividends during 1999 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our senior credit facility and the indenture pursuant to which we issued our 12-3/8% Senior Subordinated Notes due 2009, and under an agreement in connection with the industrial developments bonds issued to finance our treatment facility at Woonsocket, Rhode Island. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       In November 1999, we issued and sold 75,000 unregistered shares of Series A Convertible Preferred Stock to certain investment funds associated with Bain Capital, Inc. and Madison Dearborn Partners LLC for $1,000 per share, or $75.0 million in the aggregate, in cash, less various fees and expenses. We used the net proceeds from the sale to finance a portion of the purchase price of our acquisition of the medical waste business of Browning-Ferris Industries, Inc. from Allied Waste Industries, Inc. Our issuance and sale of the shares of Series A Convertible Preferred Stock was exempt from the registration requirements of the Securities Act under Section 4(2) of the Act and Rule 506 of Regulation D. Each holder of Series A Convertible Preferred Stock may at any time, upon 10 business days' notice, convert all or part of the holder's shares into shares of our Common Stock. The price at which a holder may convert is $17.50 per share, subject to adjustment. We reported the issuance and sale of the Series A Convertible Preferred Stock on Current Reports on Form 8-K that we filed on August 20, October 15 and November 29, 1999.

ITEM 6.    SELECTED FINANCIAL DATA
           (Dollars in thousands except per share amounts)

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                      1995          1996         1997          1998          1999
STATEMENTS OF OPERATIONS DATA(1)
Revenues....................................      $   21,339    $   24,542    $   46,166   $   66,681    $   132,848
Income (loss) from operations(2)............          (4,276)       (2,437)        1,386        6,424         12,284
Net income (loss)(3)........................          (4,544)       (2,389)        1,430        5,713         13,968
Net income (loss) applicable to common stock(3)       (4,544)       (2,389)        1,430        5,713         13,628
Diluted net income (loss) per share of common
stock(4)(5).................................           (0.81)        (0.32)         0.13         0.51           0.92
Depreciation and amortization...............           1,916         2,064         3,078        4,064          9,879
EBITDA(6)...................................      $   (2,360)   $     (373)   $    4,464   $   10,489    $    30,689

BALANCE SHEET DATA (at December 31)(1)
Cash, cash equivalents and short-term
investments.................................      $      138    $   17,749    $    7,709   $    1,819    $    19,629
Total assets................................          23,491        55,155        61,226       97,755        595,786
Long-term debt, net of current maturities              5,622         4,591         3,475       23,460        355,444
Convertible redeemable preferred stock......             --            --            --           --          69,195
Shareholders' equity........................      $   12,574    $   40,014    $   45,026   $   53,651    $   118,114

(1) See Note 5 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 1999.

(2)    Includes $7,961,000 of acquisition related charges in 1999.

(3) Includes $6,257,000 of tax benefit in 1999 related to recognition of deferred tax asset principally related to unused net operating losses.

(4) See Note 9 to the Consolidated Financial Statements for information concerning the computation of net income (loss) per common share.

(5) Diluted net income per share of common stock for 1999 includes the effects of the acquisition related charges and tax benefit referred to in Notes (2) and (3), respectively. Without these items, diluted net income per share of common stock for 1999 would have been $0.82.

(6) EBITDA for any period is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense, amortization expense and, in 1999, acquisition related charges, to the extent deducted in calculating net income. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies, is not a measurement required by generally accepted accounting principles and does not represent cash flow from operations as defined by generally accepted accounting principles. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Notes in Item 8 of this Report.

BACKGROUND

       We were incorporated in March 1989. We provide regulated medical waste collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies and transport pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. We are also expanding into international markets through joint ventures or by licensing our proprietary technology and selling associated equipment.

       Our revenues have increased from $1,563,000 in 1991 to $132,848,000 in 1999. We derive our revenues from services to two principal types of customers:
(i) long-term and sub-acute care facilities, outpatient clinics, medical and dental offices, biomedical companies, municipal entities and other smaller-quantity generators of regulated medical waste ("small account" customers); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of December 31, 1999, we served over 237,000 customers.

       We currently expense as incurred all permitting, design and start-up costs associated with our facilities. We elect to expense rather than to capitalize the costs of obtaining permits and approvals for each proposed facility regardless of whether we are ultimately successful in obtaining the desired permits and approvals and developing the facility. We currently recognize as a current expense all legal fees and other costs related to obtaining and maintaining permits and approvals. In addition, we currently expense all costs related to research and development as incurred.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

       The following summarizes (in thousands) our operations:

                                                                        Year Ended December 31,
                                                            ---------------------------------------------
                                                                     1999                    1998
                                                            ---------------------   ---------------------
       Revenues...........................................  $   132,848     100.0%  $    66,681     100.0%
       Cost of revenues..................................        86,123      64.8%       45,328      68.0%
                                                            -----------             -----------
       Gross profit.......................................       46,725       35.2       21,353      32.0%
       Selling, general and administrative expenses.......       26,480      19.9%       14,929      22.4%
       Income from operations before acquisition
         related costs....................................       20,245      15.2%        6,424       9.6%
       Acquisition related costs..........................        7,961       6.0%          --         --
                                                            -----------             -----------
       Income from operations.............................       12,284       9.2%        6,424       9.6%
       Net income.........................................       13,968      10.5%        5,713       8.6%
       Depreciation and amortization......................        9,879       7.4%        4,064       6.1%
       EBITDA before acquisition related costs*...........  $    30,689      23.1%  $    10,489      15.7%

       *EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income. See Item 6, Note (6).

       Revenues. Our revenues increased $66,167,000, or 99.2%, to $132,848,000 during the year ended December 31, 1999 from $66,681,000 during the year ended December 31,1998 as we completed the acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the "BFI acquisition") from Allied Waste Industries, Inc., and continued to focus on sales to higher-margin small account customers while simultaneously paring specified higher-revenue but lower-margin accounts with large account customers. Revenues generated from the sale of machinery internationally were $5,862,000 during 1999 as compared to $5,952,000 during 1998. During 1999, acquisitions contributed approximately $61,479,000 to the increase in our revenues from 1998. For the year, internal growth for small account customers increased approximately 15.8% while revenues from large account customers decreased by approximately 1.3%.

       Cost of revenues. Our cost of revenues increased $40,795,000, or 90.0%, to $86,123,000 during the year ended December 31, 1999, from $45,328,000 during the year ended December 31, 1998. The increase was primarily due to the completion of the BFI acquisition and the substantial increase in revenues during 1999 compared to 1998 and to the cost of equipment sold internationally. Our gross margin percentage increased to 35.2% during 1999 from 32% during 1998, as a result of the further integration of new acquisitions into our existing infrastructure, lower costs relating to the changing mix of small account versus large account customers and increased utilization of treatment capacity.

       Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $26,480,000 during the year ended December 31, 1999, from $14,929,000 during the year ended December 31,1998. This increase was largely the result of increases in selling and marketing expenses and goodwill amortization as a result of our acquisitions, expansion of our sales network, and increased administrative expenses related to the higher volume. Selling, general and administrative expenses as a percentage of revenue decreased to 19.9% during 1999 from 22.4% during 1998. Excluding amortization, selling, general and administrative expenses as a percentage of revenues decreased to 16.7% during 1999 from 20.1% during 1998.

       Acquisition related costs. During the fourth quarter of 1999, we incurred integration and other non-recurring acquisition costs of $7,961,000 related to the BFI acquisition. These costs included severance and facility closure costs, other non-recurring acquisition related costs, and transition related expenses. We anticipate that we will incur an additional $1,586,000 in integration and transition-related expenses during 2000.

       EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") before acquisition related charges increased by 192.6% to $30,689,000, or 23.1% of revenues for the year ended December 31, 1999 as compared to $10,489,000, or 15.7% of revenues, for the year ended December 31, 1998. This increase in EBITDA was primarily due to the factors described above.

       Interest expense and interest income. Interest expense increased to $6,195,000 during the year ended December 31, 1999, from $777,000 during the year ended December 31, 1998, primarily due to increased borrowings for the BFI acquisition. Interest income also increased to $1,144,000 during 1999 from $713,000 during 1998, primarily due to interest income on the investment of excess funds from the secondary offering of commons stock that we completed in February 1999.

       Other Income and Expense. During the year ended December 31, 1999, a one-time gain of $756,000 on the sale of routes by 3CI Complete Compliance Corporation, of which our wholly-owned subsidiary, Waste Systems, Inc. is a majority shareholder, was partially offset by a one-time cash expense of $192,000 for warrants issued with bridge loan borrowings in December 1998 and January 1999.

       Income tax expense. Income tax expense for the year ended December 31, 1999 reflects a one time tax benefit of $6,257,00 recorded in compliance with FASB 109. Under FASB 109, we are required to recognize our net deferred assets if we believe that we are more likely than not to benefit from our carryforward losses and tax credits in future years.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       The following summarizes (in thousands) our operations:

                                                                        Year Ended December 31,
                                                            ---------------------------------------------
                                                                     1998                    1997
                                                            ---------------------   ---------------------
       Revenues...........................................  $    66,681     100.0%  $    46,166     100.0%
       Cost of revenues...................................       45,328      68.0%       34,109      73.9%
                                                            -----------             -----------
       Gross profit.......................................       21,353      32.0%       12,057      26.1%
       Selling, general and administrative expenses.......       14,929      22.4%       10,671      23.1%
       Income from operations.............................        6,424       9.6%        1,386       3.0%
       Net income.........................................        5,713       8.6%        1,430       3.1%
       Depreciation and amortization......................        4,064       6.1%        3,078       6.7%
       EBITDA*............................................  $    10,489      15.7%  $     4,464       9.7%

       *EBITDA is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, and amortization expense to the extent deducted in calculating net income. See Item 6, Note (6).

       Revenues. Our revenues increased $20,515,000, or 44.4%, to $66,681,000 during the year ended December 31, 1998 from $46,166,000 during the year ended December 31, 1997 as we continued to focus on sales to higher-margin small account customers while simultaneously paring certain lower-margin large account customers. The increase also reflects $5,952,000 in revenues from the sale of equipment to a Brazilian company, Companhia Auxiliar de Viacao e Obras ("CAVO"), and to a Mexican joint venture, Medam S.A. de C.V. ("Medam"), that we and others formed for the collection, treatment and disposal of regulated medical waste in the Mexico City metropolitan market utilizing the our ETD treatment technology. During 1998, acquisitions contributed approximately $13,103,000 to the increase in our revenues from 1997. For 1998, internal growth from small account customers increased 14.8% while revenues from large account customers decreased by 7.2%.

       Cost of revenues. Our cost of revenues increased $11,219,000, or 32.9%, to $45,328,000 during the year ended December 31, 1998, from $34,109,000 during the year ended December 31, 1997. The increase was primarily due to the substantial increase in revenues during 1998 compared to 1997 and to the cost of equipment supplied to CAVO and Medam. Our gross margin percentage increased to 32.0% during 1998 from 26.1% during 1997 as a result of the sale of equipment internationally, further integration of new acquisitions into our existing infrastructure, lower costs relating to the changing mix of small account and large account customers and increased utilization of existing treatment capacity.

       Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $14,929,000 during the year ended December 31, 1998, from $10,671,000 during the year ended December 31,1997, due to our continued progress in strengthening our sales and administrative organizations and to the increase in the amortization of goodwill associated with acquisitions. Selling, general and administrative expenses as a percentage of revenues decreased to 22.4% during 1998 from 23.1% during 1997. Excluding amortization, selling, general and administrative expenses as a percentage of revenue decreased to 20.1% during 1998 from 20.9% during 1997.

       EBITDA. EBITDA increased by 135.0.% to $10,489,000, or 15.7% of revenues, for the year ended December 31, 1998 as compared to $4,464,000, or 9.7% of revenues, for the year ended December 31, 1997. This increase in EBITDA was primarily due to the factors described above.

       Interest expense and interest income. Interest expense increased to $777,000 during the year ended December 31, 1998, from $428,000 during the year ended December 31, 1997, primarily due to borrowings on our revolving line of credit offset by the repayment of certain debt issued in connection with one of our acquisitions. Interest income also increased to $713,000 during 1998 from $618,000 during 1997, primarily due to interest income on the subordinated debt of Med-Tech Environmental Ltd. that acquired in October, 1998 offset by lower cash balances.

       Income tax expense. The estimated effective tax rate of approximately 10.2% for the year ended December 31, 1998 reflects the utilization of our net operating losses for income tax purposes offset by alternative minimum tax and state income taxes in states where we have no offsetting net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1999, our working capital was $26,858,000 compared to working capital of $1,166,000 at December 31, 1998. The increase in working capital was primarily due to higher cash and accounts receivable balances as a result of the BFI acquisition.

       Net cash provided by operating activities was $11,777,000 during the year ended December 31, 1999 compared to $4,862,000 for the year ended December 31, 1998. This increase primarily reflects higher net income and depreciation and amortization expense, offset by changes in working capital.

       Net cash used in investing activities for the year ended December 31, 1999 was $425,628,000 compared to $23,753,000 for the year ended December 31,1998. This change is primarily attributable to the increase in cash used for funding acquisitions and international investments completed in 1999. Capital expenditures were $3,795,000 for 1999 compared to $4,342,000 for 1998. Payments for acquisitions and international investments amounted to $422,280,000 during 1999 primarily related to the BFI acquisition which we completed in November 1999.

       In order to finance the BFI acquisition, we conducted a series of financings. As a result, we are a substantially leveraged company. We also recorded a substantial increase in goodwill and other intangible assets in connection with the BFI acquisition, and we will experience a corresponding large increase in our amortization expense.

       We have a credit agreement with a group of lenders that provides for an aggregate of up to $275 million in senior secured financing comprised of (i) a six-year term loan A amortizing facility of $75 million, (ii) a seven-year term loan B amortizing facility of $150 million, and (iii) a $50 million revolving loan facility. As of December 31, 1999 we had not drawn on the revolving loan facility.

       In addition, we issued 12-3/8% Series A Senior Subordinated Notes due 2009 in the aggregate principal amount of $125 million to Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co., Inc. Credit Suisse First Boston Corporation and Warburg Dillon Read LLC.

       Pursuant to a Series A Convertible Preferred Stock Purchase Agreement, on November 12, 1999 we issued and sold to investment funds associated with Bain Capital, Inc. and Madison Dearborn Partners LLC, a total of 75,000 shares of our convertible preferred stock for $1,000 per share, or an aggregate of $75 million, in cash, less fees of $6.1 million. Dividends on the convertible preferred stock are payable in kind in additional shares and accrue at the annual rate of 3.375%, subject to adjustment.

       Net cash provided by financing activities was $431,912,000 during the year ended December 31, 1999 compared to $14,800,000 for the year ended December 31,1998. The difference between the two years results primarily from the completion of the financings previously described and of our second public offering of common stock in February 1999, in which raised $47,158,000 net of offering costs.

       Our other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by us to finance our Woonsocket, Rhode Island treatment facility and equipment. These bonds, which had an outstanding aggregate balance of $1,145,000 as of December 31, 1999 at fixed interest rates ranging from 6.3% to 7.375%, are due in various amounts through June 2017. In addition, we have issued various promissory notes in connection with acquisitions during 1997 and 1998, consisting primarily of a 10-year note issued as a part of the Environmental Control Corporation, Inc. acquisition, which has an outstanding balance of $1,840,000 at December 31, 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on our consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in our consolidated statement of earnings. This statement will be effective for us beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material impact on us.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our exposure to market risk includes the possibility of rising interest rates in connection with our senior credit facility, thereby increasing our debt service obligations, which could adverse affect our cash flows. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Stericycle, Inc.

       We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP


March 17, 2000

                        STERICYCLE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    DECEMBER 31,
                                                                                1998             1999
                                                                           -------------     -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents.........................................       $      1,283      $     19,344
   Short-term investments............................................                536               285
   Accounts receivable, less allowance for doubtful
     accounts of $901 in 1998 and $980 in 1999.......................             16,582            48,284
   Parts and supplies................................................              1,291             2,035
   Prepaid expenses..................................................              1,283               863
   Other.............................................................                835             6,729
                                                                           -------------     -------------
     Total current assets............................................             21,810            77,540
                                                                           -------------     -------------
Property, plant and equipment:
   Land..............................................................                680             7,308
   Buildings and improvements........................................             10,514            29,123
   Machinery and equipment...........................................             18,924            50,011
   Office equipment and furniture....................................              1,425             5,182
   Construction in progress..........................................              1,007               386
                                                                           -------------     -------------
                                                                                  32,550            92,010
   Less accumulated depreciation.....................................            (9,450)          (16,898)
                                                                           -------------     -------------
     Property, plant and equipment, net..............................             23,100            75,112
Other assets:
   Goodwill, less accumulated amortization of $3,551
     in 1998 and $7,974 in 1999......................................             49,112           421,001
   Other.............................................................              3,733            22,133
                                                                           -------------     -------------
     Total other assets..............................................             52,845           443,134
                                                                           -------------     -------------
       Total assets..................................................      $      97,755     $     595,786
                                                                           =============     =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt.................................      $       5,499     $       5,741
   Accounts payable..................................................              6,502            14,347
   Due to sellers....................................................                --              3,576
   Accrued compensation..............................................                --              7,569
   Accrued acquisition - related expenses............................                --              7,101
   Accrued liabilities...............................................              6,465            12,206
   Deferred revenue..................................................              2,178               142
                                                                           -------------     -------------
     Total current liabilities.......................................             20,644            50,682
                                                                           -------------     -------------
Long-term debt, net of current portion...............................             23,460           355,444
Other liabilities....................................................                --              2,351
Redeemable preferred stock:
   Series A convertible preferred stock (par value $.01 per share,
   75,000 shares authorized and outstanding in 1999, liquidation
   preference of $80,625 at December 31, 1999)........................               --             69,195
Shareholders' equity:
   Common stock (par value $.01 per share, 30,000,000 shares authorized,
     10,865,862 issued and outstanding
     in 1998, 14,665,106 issued and outstanding in 1999).............                109               147
   Additional paid-in capital-common stock...........................             85,894           136,691
   Accumulated deficit...............................................           (32,352)          (18,724)
                                                                           -------------     -------------
     Total shareholders' equity......................................             53,651           118,114
                                                                           -------------     -------------
Total liabilities and shareholders' equity...........................      $      97,755     $     595,786
                                                                           =============     =============

The accompanying notes are an integral part of these financial statements.


                        STERICYCLE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                       YEAR ENDED DECEMBER 31,
                                                              1997              1998             1999
                                                          -------------    -------------     -------------

Revenues...............................................   $      46,166    $      66,681     $     132,848

Costs and expenses:
   Cost of revenues....................................          34,109           45,328            86,123
   Selling, general and administrative.................          10,671           14,929            26,480
   Acquisition related costs...........................             --               --              7,961
                                                          -------------    -------------     -------------
     Total costs and expenses..........................          44,780           60,257           120,564
                                                          -------------    -------------     -------------

Income from operations.................................           1,386            6,424            12,284

Other income (expense):
   Interest income.....................................             618              713             1,144
   Interest expense....................................           (428)            (777)           (6,195)
   Other income, net...................................             --                 1               565
                                                          -------------    -------------     -------------
     Total other income (expense)......................             190             (63)           (4,486)
                                                          -------------    -------------     -------------

Income before income taxes.............................           1,576            6,361             7,798

Income tax expense (benefit)...........................             146              648           (6,170)
                                                          -------------    -------------     -------------

Net income.............................................   $       1,430    $       5,713     $      13,968
                                                          =============    =============     =============

Earnings per share -- Basic............................   $        0.14    $        0.54     $        0.96
                                                          =============    =============     =============

Earnings per share -- Diluted..........................   $        0.13    $        0.51     $        0.92
                                                          =============    =============     =============

Weighted average number of common
   shares outstanding -- Basic.........................      10,239,996       10,647,083        14,240,084
                                                          =============    =============     =============

Weighted average number of common
   shares outstanding -- Diluted.......................      10,766,116       11,263,528        15,241,778
                                                          =============       ==========     =============


The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                 1997              1998             1999
                                                             -------------    -------------     -------------
OPERATING ACTIVITIES:
Net income ................................................  $       1,430    $       5,713     $      13,968
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Issuance of warrants..................................            --               --                192
     Depreciation and amortization.........................          3,078            4,064             9,879
     Deferred income taxes.................................            --               --            (7,119)
Change in operating assets and liabilities, net of
   effects of acquisitions:
     Accounts receivable...................................        (4,123)          (1,884)          (31,595)
     Parts and supplies....................................          (300)            (420)               526
     Prepaid expenses......................................           (14)               58               320
     Other assets..........................................             98              302           (1,759)
     Accounts payable......................................          (413)            1,781             7,845
     Due to Allied Waste Industries, Inc...................            --               --              3,576
     Accrued liabilities...................................            559          (6,223)            17,980
     Deferred revenue......................................          (415)            1,471           (2,036)
                                                             -------------    -------------     -------------
Net cash provided by (used in) operating activities........          (100)            4,862            11,777
                                                             -------------    -------------     -------------
INVESTING ACTIVITIES:
     Payments for acquisitions and international
       investments, net of cash  acquired..................        (5,552)         (19,775)         (422,280)
     Proceeds from sale of property........................            --              405                --
     Proceeds from maturity of short-term
       investments.........................................          5,799              --               447
     Purchases of short-term investments...................        (2,335)             (41)               --
     Capital expenditures..................................        (1,235)          (4,342)           (3,795)
                                                               -------------    -------------     -------------
Net cash used in investing activities......................        (3,323)         (23,753)         (425,628)

FINANCING ACTIVITIES:
     Net proceeds from (payments on) bank lines of credit..            --            16,386          (16,359)
     Net proceeds from (payments on) subordinated debt.....            --             2,750           (2,750)
     Proceeds from long term bank debt.....................            --               --            225,000
     Proceeds from senior subordinated debt................            --               --            125,000
     Repayment of long term debt...........................        (2,905)          (3,189)           (4,366)
     Payments of deferred financing costs..................            --             (218)          (10,828)
     Principal payments on capital lease obligations.......          (305)          (1,273)             (290)
     Net proceeds from secondary public offering
       of common stock.....................................            --               --             47,158
     Net proceeds from issuance of preferred stock.........            --               --             68,855
     Proceeds from other issuances of common stock.........             57              344               492
                                                             -------------    -------------     -------------
Net cash provided by (used in) financing activities........        (3,153)           14,800           431,912
                                                             -------------    -------------     -------------
Net increase (decrease) in cash and cash equivalents.......        (6,576)          (4,091)            18,061
Cash and cash equivalents at beginning of year.............         11,950            5,374             1,283
                                                             -------------    -------------     -------------
Cash and cash equivalents at end of year...................  $       5,374    $       1,283     $      19,344
                                                             =============    =============     =============
Non-cash activities:
     Net issuances of notes payable for certain
       acquisitions........................................  $       1,120    $         195     $         103
     Net issuances of common stock for certain
       acquisitions........................................  $       3,525    $       2,568     $       3,043

The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                 NOTES
                                                                              RECEIVABLE
                                                                                  FOR                      TOTAL
                                      ISSUED AND                 ADDITIONAL     COMMON                    SHARE-
                                      OUTSTANDING                  PAID-IN       STOCK     ACCUMULATED    HOLDERS
                                        SHARES      PAR VALUE      CAPITAL     PURCHASES     DEFICIT      EQUITY

BALANCES AT DECEMBER 31, 1996.......       10,000        $ 100      $79,409        $ (4)    $(39,491)       $40,014
Issuance of common stock for
exercise of options and warrants
and employee stock purchases........          70            1           56                                       57
Common stock issued for
acquisitions........................         403            4        3,521                                    3,525
Net income..........................                                                          1,430           1,430
                                           ------       -------     -------       -------     --------       -------
BALANCES AT DECEMBER 31, 1997.......      10,473         $105      $82,986         $ (4)    $(38,061)       $45,026
Issuance of common stock for
exercise of options and warrants
and employee stock purchases........         226            2          342                                      344
Common stock issued for
acquisitions........................         167            2        2,566                                    2,568
Principal payments under note
receivable..........................                                                   4          (4)           --
Net income..........................                                                            5,713         5,713
                                           ------       -------     -------       -------     --------       -------
BALANCES AT DECEMBER 31, 1998.......      10,866         $109      $85,894         $ --     $(32,352)       $53,651
Issuance of common stock for
exercise of options and warrants
and employee stock purchases........         148            1          633                                      634
Common stock issued for
acquisitions........................         220            2        3,041                                    3,043
Secondary public offering of com-
mon stock (net of offering costs)...        3,500           35       47,123                                  47,158
Preferred dividends.................                                                            (340)         (340)
Net income..........................                                                           13,968        13,968
                                           ------       -------     -------       -------     --------       -------
BALANCES AT DECEMBER 31, 1999.......       14,734        $ 147     $136,691        $ --     $(18,724)      $118,114
                                           ======       ======      =======        ======    ========        =======

The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

         Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 -- DESCRIPTION OF BUSINESS

       We provide medical waste collection, transportation and treatment services to hospitals, health care providers and other small quantity generators in North America. We are also expanding into international markets through joint ventures and by licensing our proprietary technology and selling associated equipment.

NOTE 2 -- SUMMARY OR SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

       Our consolidated financial statements include the accounts of Stericycle, Inc. and its wholly-owned subsidiaries, Stericycle of Arkansas, Inc., Stericycle of Washington, SWD Acquisition Corporation, Environmental Control Co., Inc. ("ECCO"), Waste Systems, Inc. ("WSI") (the majority shareholder of 3CI Complete Compliance Corporation), 507375 N.B. Ltd., Med-Tech Environmental Ltd. ("Med-Tech"), BFI Medical Waste, Inc. ("BFI"), BFI Medical Waste of Connecticut, Inc., BFI Medical Waste, Inc. (Puerto Rico). All significant intercompany accounts and transactions have been eliminated. In addition, we have a 49% ownership in Medam (a Mexico company) and a 33% ownership in Medam B.A. Srl (an Argentine company) which are both accounted for using the equity method.

Revenue Recognition

       We recognize revenue when the treatment of the regulated medical waste is completed on-site or when the waste is shipped off-site for processing and disposal. For waste shipped off-site, all associated costs are recognized at time of shipment. Revenue and costs on contracts to supply our proprietary treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract.

Cash Equivalents and Short-Term Investments

       We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of highly liquid investments in corporate debt obligations which mature in less than one year and are classified as held-to-maturity. These obligations are stated at amortized cost, which approximates fair market value. Interest income is recognized as earned.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

           Buildings and improvement -- 10 to 30 years
           Machinery and equipment-- 3 to 10 years
           Office equipment and furniture -- 5 to 10 years

Goodwill

       Goodwill is amortized using straight-line method over 25 years except for goodwill in connection with our acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the "BFI acquisition"), which is being amortized over 40 years. Amortization expense for 1997, 1998 and 1999 related to goodwill was approximately $1,042,000, $1,505,000 and $4,278,000 respectively. We continually evaluate the value and future benefits of our goodwill. We assess recoverability from future operations using cash flows of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that our best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended December 31, 1999, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.

New Plant Development and Permitting Costs

       We expense costs associated with the operation of new plants prior to the commencement of services to customers and all initial and on-going costs related to permitting.

Income Taxes

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Financial Instruments

       Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 1% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. These losses, when incurred, have been within the range of our expectations.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Derivative Reporting

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on our consolidated balance sheets at fair value and establishes criteria for hedges of changes in fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in our consolidated statement of operations. This statement will be effective for us beginning January 1, 2001. The adoption for SFAS No. 133 is not expected to have a material impact on us.

Segment Reporting

       Effective January 1, 1998, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related enterprise-wide disclosures about products and services, geographic areas, and major customers. Our adoption of FAS 131 did not affect our results of operations or financial position, but did affect our disclosures. Our operating segments (Stericycle, Inc., BFI, WSI and Med Tech) have similar economic characteristics and are similar in the nature of their products and services, treatment processes, types of customers, methods of distribution of services, and nature of their regulatory environments. Based on this conclusion, we have not presented segment disclosure information. We have provided our enterprise-wide disclosures in Note 16.

NOTE 3 -- PUBLIC OFFERING

       In February 1999, we successfully completed a public offering of 3,500,000 shares of common stock at $14.50 per share. We received total proceeds from the offering, net of offering costs, of approximately $47,158,000.

NOTE 4 -- INCOME TAXES

       At December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $24,500,000 (excluding 3CI), which expire beginning in 2006. Based on the Internal Revenue Code of 1986, as amended, and changes in our ownership, utilization of the net operating loss carryforwards is subject to annual limitations which could significantly restrict or partially eliminate the utilization of the net operating losses. Additionally, we have an alternative minimum tax credit carryforward of $238,000 available indefinitely.

       Significant components of our income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                       1997                1998                1999
                                                    -------------      -------------      -------------
Deferred
    Federal                                                --                 --          $(6,015,000)
    State                                                  --                 --           (1,104,000)
Current
    Federal                                         $    60,000        $   243,000        $   100,000
    State                                                86,000            405,000            849,000
                                                    -----------        -----------        -----------
Total Provisions                                    $   146,000        $   648,000        $(6,170,000)
                                                   ============        ===========        ===========

       A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                                  1997                  1998           1999
                                                                              -------------        -------------   -------------

Federal statutory income tax rate ........................................        34.0%                 34.0%          34.0%
Effect of:
    State taxes, net of federal tax effect ...............................         4.4%                  4.0%           7.6%
    Alternative minimum taxes ............................................         3.8%                  3.8%          --
    Nondeductible goodwill amortization ..................................         4.5%                  1.8%           3.9%
    Change in valuation allowance ........................................       (39.1)%               (33.4)%       (126.9)%
    Other.................................................................         1.7%                 --              2.3%
                                                                               ------------         ------------     -----------
Effective tax rate .......................................................         9.3%                 10.2%         (79.1)%
                                                                               ============         ============     ============

We paid income taxes of $1,030,000 and $2,014,000 in 1998 and 1999, respectively.

Our deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                                                  1998             1999
                                                                             -------------     -------------
       Deferred tax liabilities:
           Capital lease obligations........................                 $   (561,000)               --
           Property, plant, and equipment...................                   (2,114,000)     $ (2,511,000)
           Goodwill.........................................                     (465,000)        (4,014000)
           Other............................................                     (334,000)         (201,000)
                                                                             -------------     -------------
       Total deferred tax liabilities.......................                 $ (3,474,000)     $ (6,726,000)

       Deferred tax assets:
           Accrued liabilities..............................                 $     659,000     $   2,561,000
           Other............................................                     1,982,000         1,538,000
           Net operating tax loss carryforwards.............                    20,174,000        19,095,000
           Alternate minimum tax credit carryforward........                       140,000           238,000
                                                                             -------------     -------------
       Total deferred tax assets............................                 $  22,955,000     $  23,432,000

       Net deferred tax assets..............................                 $  19,481,000     $  16,706,000
       Valuation allowance..................................                  (19,481,000)        (9,587,000)
                                                                             -------------     -------------
       Net deferred tax assets..............................                 $         --      $   7,119,000
                                                                             =============     =============

       During the fourth quarter of 1999, we re-evaluated the estimated amount of valuation allowance required in light of the profitability achieved in 1997, 1998 and 1999 as well as the improved profitability expected in future years as a result of the BFI acquisition in November 1999. As a result, we reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109), to an amount that we believe is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $6.3 million was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon our assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. At December 31, 1999, the valuation allowance relates principally to the net operating loss carryforward at 3CI.

NOTE 5 -- ACQUISITIONS

         In November 1999, we completed the acquisition from Allied Waste Industries, Inc. ("Allied") of the medical waste business of Browning-Ferris Industries, Inc. ("BFI") in the United States, Canada and Puerto Rico. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States, with revenues of $201.7 million for the 12 months ended June 30, 1999. The purchase price for our acquisition was $410.5 million in cash, subject to post-closing adjustments. We paid the purchase price from the following sources, in addition to cash on hand: (i) $225.0 million in borrowings under the term loan facilities of a new senior credit facility that we established with DLJ Capital Funding, Inc., Bankers Trust Company and Bank of America, N.A.; (ii) $125.0 million in proceeds from the sale of 12-3/8% senior subordinated notes due 2009; and (iii) $75.0 million in proceeds from the issuance of new Series A Convertible Preferred Stock to investment funds affiliated with Bain Capital, Inc. and Madison Dearborn Partners LLC. These transactions were completed concurrently with the completion of our acquisition of the BFI medical waste business. See Note 6 -- Long-Term Debt -- Senior Credit Facility and -- Senior Subordinated Notes and
Note 11 -- Series A Preferred Stock.

         In addition, during the year ended December 31, 1999, we purchased the customer lists and selected other assets of 13 medical waste management businesses. The aggregate purchase price for these acquisitions was approximately $8,216,000 of which $6,491,000 was paid in cash, $1,622,000 was paid by the issuance of unregistered shares of our common stock, and $103,000 was paid by the issuance of promissory notes. In addition, we assumed certain liabilities of the sellers aggregating approximately $105,000. In certain cases, the purchase price is subject to downwards adjustment if revenues from customer contracts acquired do not reach certain specified levels.

       In September 1999, we purchased an additional 18.45% in our Mexican joint venture, increasing our ownership percentage to 49%. The purchase price was immaterial and was paid by the issuance of shares of our common stock.

       In December 1998 and January 1999, we acquired all of the outstanding stock and warrants of Med-Tech Environmental Ltd. ("Med-Tech"). Med-Tech, which is located in Toronto, Canada, provides medical waste management services in Canada and the northeastern United States. We paid a total of approximately $3,059,000 in cash for the Med-Tech shares and warrants that we acquired. In October 1998, we purchased Med-Tech's junior secured indebtedness of approximately $3,576,000, paying the face value of the acquired debt, in the form of $2,920,000 in cash and 36,940 shares of our common stock, and replacing a letter of credit of approximately $1,641,000 (which was returned in January
1999).

       In October 1998, we acquired all the outstanding capital stock of Waste Systems, Inc. ("WSI"). The purchase price was $10,000,000 in cash and the grant of certain exclusive negotiation and first refusal rights to the sellers in respect of the purchase, for installation and operation in the Federal Republic of Germany, of medical waste treatment units incorporating our proprietary ETD technology. WSI owns approximately 55.5% of the common stock and all of the preferred stock of 3CI Complete Compliance Corporation ("3CI"), which provides regulated medical waste management services in the southeastern United States. 3CI's common stock is traded over-the counter under the symbol "TCCC". WSI also owns a secured promissory note from 3CI which, as amended in December, 1998, is payable to WSI in the principal amount of approximately $6,237,000 on or before March 31, 2000. Upon satisfaction of certain conditions, 3CI may elect to extend the maturity of this note until September 30, 2000.

       In addition, during 1998, we acquired customer contracts and certain assets of 10 regulated medical waste businesses. The purchase price for these six acquisitions was paid in the form of cash, issuance of our common stock, assumption of liabilities, and in two cases delivery, of notes payable in 1998.

       During 1997 we acquired customer contracts and certain assets of six regulated medical waste businesses. The purchase price for these six acquisitions was paid in the form of cash, issuance of shares of our common stock, assumption of liabilities, and in three cases, delivery of notes paid in 1997 and 1998. Also in 1997, we acquired all of the outstanding stock of Environmental Control Co., Inc. ("ECCO"), a medical waste company operating in the New York City market. We paid $4,200,000 in cash; issued 125,000 shares of common stock, assumed certain debt on vehicles and issued a $2,300,000 10-year promissory note for the balance of the purchase price. The note bears interest at a rate of 6.86% per annum payable in 10 equal annual installments of $230,000 starting in May 1998.

       For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 1997, 1998 and 1999 of $10,197,000, $22,538,000 and $425,426,000,
respectively, net of cash acquired, was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price of 1997, 1998 and 1999 acquisitions includes the value of 403,000, 167,000 and 220,058 shares, respectively, of our common stock issued to the sellers. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying Consolidated Balance Sheets as goodwill. The results of operations of these acquired businesses are included in the Consolidated Statement of Operations from the date of the acquisition. The effect of these acquisitions would not have a significant effect on our operations, except for the BFI, Med Tech, WSI and ECCO acquisitions.

       The following unaudited pro forma results of operations assumes that the Med Tech, WSI and BFI acquisitions occurred as of January 1, 1998, after giving effect to certain adjustments including amortization of goodwill, increased interest expense on debt incurred in connection with the acquisitions and adjustments to record incremental recurring costs associated with the consolidation of the operations as the historical results of operations of WSI, Med Tech and BFI did not reflect these costs:

                                                                                                 1998              1999
                                                                                           (in thousands, except per share data)

Pro forma revenues                                                                              $290,725         $304,386
Pro forma net income                                                                              12,360           20,277
Pro forma diluted net income per share                                                          $   0.52         $   1.07

       The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods indicated or of future results of operations.

NOTE 6 -- LONG-TERM DEBT

       Our long-term debt consists of the following at December 31:

                                                                 1998                1999
                                                                      (in thousands)

    Industrial development revenue bonds                     $  1,093              $  1,145
    Obligations under capital leases                              847                 6,140
    Notes payable to bank                                      19,412               225,000
    Subordinated debt                                           2,750                  --
    Senior subordinated debt                                     --                 125,000
    Notes payable                                               4,857                 3,900
                                                             --------              --------
                                                               28,959               361,185
    Less:  Current portion                                      5,499                 5,741
                                                             --------              --------
         Total                                               $ 23,460              $355,444
                                                             ========              ========

     In December 1998, we entered into a subordinated loan agreement with a group of lenders consisting of six of our seven directors (Patrick F. Graham being the only director not participating) pursuant to which the lenders agreed to provide us with up to $5,500,000 of short-term financing upon our request. Under the terms of the subordinated loan agreement, the lenders have been granted five-year warrants to purchase shares of our Common Stock exercisable at any time after the first anniversary of the grant date. Upon entering into the loan agreement, each lender was granted a warrant for a number of shares of common stock equal to the amount of the lender's loan commitment multiplied by

0.05 and then divided by the closing price of a share of common stock on the trading day immediately prior to the date of the lender's execution of the loan agreement. This closing price is also the exercise price of the warrant. In addition, at the time of each loan, each lender was granted a warrant for a number of shares of common stock equal to the amount of the loan multiplied by
0.30 and then divided by the closing price of a share of common stock on the trading day immediately prior to date of disbursement of the lender's loan. This closing price is also the exercise price of the warrant. The lenders were granted warrants to purchase, in the aggregate, 18,970 shares of common stock at $14.50 per share, 43,551 shares of common stock at $15.50 per share and 59,052 shares of common stock at $16.50 per share. In March 1999, we repaid all of the loans in cash.

       In connection with our May 1997 purchase of ECCO's stock, we issued a 10-year note for $2,300,000 to the sellers. This note is payable in 10 equal annual installments due on May 1 of each year starting in 1998. The note bears interest at the rate of 6.86% per annum.

       During 1992, we entered into an obligation to finance the development of our Woonsocket, Rhode Island treatment facility. The development and purchase of substantially all of the property and equipment for the facility was financed from the issuance of industrial development revenue bonds. The bonds are due in various amounts through 2017 at fixed interest rates ranging from 6.3% to 7.375% and are collateralized by the property and equipment at the facility. The terms of an agreement entered into in connection with the issuance of the bonds contain, among other provisions, requirements for maintaining defined levels of working capital and various financial ratios, including debt to net worth.

       Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 1999 are as follows:

                                                                             (in thousands)

2000 ............................................................................$  4,472
2001 ............................................................................   8,266
2002 ............................................................................  11,627
2003 ............................................................................  18,783
2004 ............................................................................  20,562
Thereafter ...................................................................... 291,335

       The company paid interest of $444,000, $670,000 and $2,202,000 for the fiscal years ended December 31, 1997, 1998 and 1999, respectively.

Capital Leases

       In November 1999, we assumed capital lease obligations in connection with the BFI acquisition in the amount of $5,785,000. The capital leases have terms ranging from 30 to 120 months and the final lease will expire in 2008.

       At December 31, property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheet is as follows:

                                                                                      1999
                                                                                 (in thousands)

           Machinery and Equipment................................               $         416
           Vehicles...............................................               $       5,965
           Less -- accumulated depreciation and amortization......                         438
                                                                                 -------------
                                                                                 $       5,943
                                                                                 =============

       Minimum future lease payments under capital leases are as follows:

                                                                                               (in thousands)

           2000.......................................................................       $       1,743
           2001.......................................................................               1,408
           2002.......................................................................               1,228
           2003.......................................................................               1,077
           2004.......................................................................                 860
           Thereafter.................................................................               1,427
                                                                                             -------------
           Total minimum lease payments...............................................       $       7,743
           Less:  amounts representing interest.......................................               1,603
                                                                                             -------------
           Present value of net minimum lease payments................................               6,140
           Less:  Current portion.....................................................               1,269
                                                                                             -------------
           Long-term obligations under capital leases.................................       $       4,871
                                                                                             -------------

Senior Credit Facility

       In November 1999, we established a term loan and revolving credit facility under a credit agreement with various financial institutions. The facility consists of (i) a six-year revolving credit facility of up to $50.0 million, (ii) a six-year term loan A in the principal amount of up to $65.0 million and (iii) a seven-year term loan B in the principal amount of up to $160.0 million. We borrowed the full amount available under term loan A and term loan B principally to finance a portion of the purchase price of our acquisition of BFI. As of December 31, 1999, we had not made any draws under the revolving credit facility.

         Repayment. Term loan A matures in quarterly installments, resulting in aggregate annual amortization payments as a percentage of the initial principal amount as follows:


       YEAR AFTER CLOSING OF BFI ACQUISITION                                      ANNUAL AMORTIZATION
                                                                                 (in percentage of the
                                                                               initial principal amount)

       2000............................................................                     2.5%
       2001............................................................                     7.5%
       2002............................................................                    12.5%
       2003............................................................                    22.5%
       2004............................................................                    25.0%
       2005............................................................                    30.0%

       Term loan B matures in quarterly installments, resulting in aggregate annual amortization payments as a percentage of the initial principal amount as follows:


       YEAR AFTER CLOSING OF BFI ACQUISITION                                      ANNUAL AMORTIZATION
                                                                                 (in percentage of the
                                                                               initial principal amount)

       2000 - 2005.....................................................                     1.0%
       2006............................................................                    94.0%

       Guarantees and Security. Our credit facility is secured by a first-priority perfected lien (subject to customary exceptions) on: (i) substantially all of our property and assets and substantially all of the property and assets of our subsidiaries, other than certain unrestricted subsidiaries and foreign subsidiaries, (ii) all of the capital stock or similar equity interests of all of our direct and indirect subsidiaries with the exception that no more than 65% of the capital stock or similar equity interests of our foreign subsidiaries which is directly held by us or by a domestic subsidiary has been pledged, and no capital stock of our foreign subsidiaries which are held by a foreign subsidiary has been pledged, and (iii) all intercompany notes other than intercompany notes held by the Company's foreign subsidiaries.

       The credit facility is guaranteed on a senior secured basis by entities customary for transactions of this nature, including all of our direct and indirect domestic subsidiaries (other than any unrestricted subsidiaries).

       Interest. At our option, the interest rates per annum applicable to the revolving credit facility, term loan A and term loan B are fluctuating rates of interest determined by reference to (a) the London Interbank Offered Rate ("LIBOR") plus the applicable margin, or (b) a base rate which is the greater of the prime rate and the rate which is 1/2 of 1% in excess of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin is determined on the basis of our total leverage ratio. At December 31, 1999, the range on the rate of interest on term loan A was 8.93%-10.25% per annum, and the rate of interest on term loan B was 9.67% per annum.

       Prepayments. We are permitted at any time voluntarily to prepay the obligations under the term loans and to reduce the amount committed under the revolving credit facility without any penalty or premium. We are required to prepay the term loans with: (i) 100% of the net proceeds of specified asset sales, proceeds from condemnation and the like, and proceeds from loss or casualty, subject to customary exceptions for repairs and replacements; (ii) 100% of the net proceeds from the sale or issuance of debt securities; (iii) 50% of the net proceeds from the issuance of equity securities, subject to customary adjustments to be mutually determined; (iv) 75% of excess cash flow, subject to customary adjustments to be mutually determined; and (v) 100% of payments by or on behalf of Allied in respect of any purchase price adjustments in connection with the BFI acquisition. Prepayments will be applied pro rata to term loan A and term loan B and will be applied to scheduled installments on each loan on a pro rata basis (with the exception that the lenders with respect to term loan B can decline to be prepaid).

       Covenants; Events of Default. The credit facility contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things: incur debt; subject our assets to liens; make investments; incur contingent liabilities; pay dividends; merge or sell assets; make capital expenditures; enter into sale/lease-back transactions; enter into new businesses; discount receivables; and enter into affiliate transactions. In addition, the credit facility requires us to meet financial performance tests, including a maximum leverage ratio and a minimum cash interest coverage ratio and, as we elect, either a minimum fixed charge coverage ratio or minimum EBITDA (earnings before income taxes, depreciation and amortization).

       The credit facility contains conditions under which an event of default under the credit facility will exist, including: failure to make payments when due under the credit facility; defaults in other agreements; breach of covenants; material misrepresentations; involuntary or voluntary bankruptcy; judgments or attachments against us; dissolution; and changes in control.

Senior Subordinated Notes

       In November 1999, we issued 12-3/8% Series A Senior Subordinated Notes due 2009 in the aggregate principal amount of $125.0 million. In connection with the issuance of the Series A notes to the initial purchasers, we agreed to make an offer to holders of the Series A notes to exchange their notes for substantially identical

Series B notes registered under the Securities Act. This exchange offer was completed in January 2000, with holders of all of the Series A notes exchanging their notes for new, registered 12-3/8% Series B notes. We used the net proceeds from the sale of the notes to finance a portion of the purchase price of our acquisition of BFI.

       The notes are general unsecured obligations, and are subordinated in right of payment to our debt under our senior credit facility.

       The notes will mature on November 15, 2009. Interest on the notes accrues at the rate of 12-3/8% per annum and is payable semiannually on May 15 and November 15, beginning on May 15, 2000.

       Subsidiary Guarantees. The notes are guaranteed by all of our subsidiaries except our foreign subsidiaries and 3CI. All of our subsidiaries are restricted subsidiaries for purposes of the trust indenture pursuant to which the notes were issued. Under certain circumstances, we may designate one or more subsidiaries as an unrestricted subsidiary. An unrestricted subsidiary is not subject to many of the restrictive covenants in the trust indenture and, if it has previously been a guarantor of the notes, is released from its guarantee.

       Redemption at Our Option. Prior to November 15, 2002, we may elect to redeem, from the net proceeds of one or more equity offerings, up to 35% of the initial aggregate principal amount of the notes at a redemption price of 112.375% of the principal amount redeemed, plus accrued interest to the redemption date. Except for any such permitted redemptions, we may not otherwise redeem the notes prior to November 15, 2004. After this date, we may elect to redeem all or any part of the notes at a redemption price (expressed as a percentage of the principal amount redeemed) during the 12-month period beginning on November 15 of the year indicated, plus accrued interest to the redemption date, as follows:

              Year                                            Percentage

              2004                                            106.1875%
              2005                                            104.1250%
              2006                                            102.0625%
              2007 and thereafter                             100.0000%

       Under the trust indenture, we are permitted to acquire the notes by means other than a redemption, for example, pursuant to a tender offer or by purchases in the open market, if the acquisition does not otherwise violate the terms of the indenture. The agreements governing our senior credit facility, however, currently prohibit us from purchasing any notes.

       Redemption at Holder's Option. At any time after a change of our control, each holder of the notes may require us to repurchase in cash all or any part of the holder's notes for 101% of their aggregate principal amount plus accrued interest to the date of repurchase. In addition, under certain circumstances, we are required to use a portion of the net proceeds from asset sales or the issuance of stock to offer to redeem the outstanding notes on a pro rata basis at a redemption price of 100% of the aggregate principal amount redeemed plus accrued interest to the redemption date. We are not otherwise required to make mandatory redemptions with respect to the notes.

       Covenants; Events of Default. The trust indenture contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things: incur debt (including debt junior to our senior debt but senior to the notes); subject our assets to liens; make investments; incur contingent liabilities; pay dividends; merge or sell assets; make capital expenditures; enter into sale/lease-back transactions; enter into new businesses; discount receivables; and enter into affiliate transactions.

       The trust indenture contains conditions under which an event of default under the notes will exist, including: failure to make payments when due; breach of covenants in the indenture and notes; material misrepresentations; involuntary or voluntary bankruptcy; and judgments or attachments against us. Acceleration of the notes following an event of default will not be effective until the acceleration of our debt our senior credit facility.

NOTE 7 -- LEASE COMMITMENTS

       We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements which expire at various dates over the next eight years. The leases for most of our properties contain renewal provisions.

       Our rent expense for 1997, 1998 and 1999 was $3,284,000, $3,508,000 and
$6,823,000, respectively.

       Minimum future rental payments under noncancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in the aggregate are as follows:

                                                                                                (in thousands)

           2000.......................................................................       $       5,695
           2001.......................................................................               5,125
           2002.......................................................................               4,165
           2003.......................................................................               2,935
           2004.......................................................................               1,871
           Thereafter.................................................................               3,348
                                                                                             -------------
           Total minimum lease payments...............................................       $      23,139
                                                                                             =============

NOTE 8 -- ACQUISITION RELATED EXPENSES

       In 1999, we recorded $7,961,000 in costs related to the BFI acquisition. The closure of redundant offices and elimination of excess revenue producing assets resulted in costs being incurred for severance and closure expenses of $3,373,000. Transition related expenses of $1,659,000 were incurred as part of the transition. In addition other non-recurring acquisition related costs were written off to expense in the amount of $2,929,000.

       The following table reflects the activity related to the 1999 acquisition related costs (in thousands):

                                                                                                       Charges
                                                                                 Charges in         Expected in
                                                                                     1999           Future Periods
                                                                               --------------       --------------
                                                                                        (in thousands)

           Severance and closure costs.................................      $       3,373           $         --
           Transition expenses.........................................              1,659                  1,586
           Other non-recurring acquisition related costs...............              2,929                     --
                                                                             -------------          -------------
                Total..................................................      $       7,961           $      1,586
                                                                             =============          =============

       In 1999, we paid approximately $3,689 of these acquisition related expenses and, at December 31, 1999, $4,272 was accrued.

NOTE 9 -- NET INCOME PER COMMON SHARE

       The following tables sets forth the computation of basic and diluted net income per share:

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                              1997             1998             1999
                                                              ----             ----             ----
                                                         (in thousands, except share and per share data)
Numerator:
     Net income                                            $       1,430    $       5,713    $     13,968
     Preferred stock dividends                                       --               --            (340)
     Numerator for basic earnings per share --
     income available to common stockholders               $       1,430    $       5,713    $     13,628

     Effect of dilutive securities:
         Preferred stock dividends                                    --              --              340

     Numerator for diluted earnings per share --
     income available to common stockholders
     after assumed conversions                             $       1,430    $       5,713    $      13,968
                                                           =============    =============    =============

Denominator:
     Denominator for basic earnings per share --
     weighted-average shares                                  10,239,996       10,647,083       14,240,084

     Effect of dilutive securities:
         Employee stock options                                  441,586          473,723          338,540
         Warrants                                                 84,534          142,722           86,482
         Convertible preferred stock                                 --               --           576,672
     Dilutive potential common shares                            526,120          616,445        1,001,694

     Denominator for diluted earnings per share --
     adjusted weighted-average shares and
     assumed conversions                                      10,766,116       11,263,528       15,241,778
                                                           =============    =============    =============

     Basic net income per share                            $        0.14    $        0.54    $       0.96
                                                           =============    =============    ============

     Diluted net income per share                          $        0.13    $        0.51    $        0.92
                                                           =============    =============    =============

       For additional information regarding outstanding employee stock options and outstanding warrants, see Note 10.

       In 1997, 1998 and 1999, options and warrants to purchase 75,495 shares, 67,615 shares and 458,363 shares, respectively, at exercise prices of $10.25 - $69.02, $15.50 - $69.02 and $12.75 - $18.13, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTE 10 -- STOCK OPTIONS AND WARRANTS

Stock Options

       In 1995, our Board of Directors and shareholders approved an incentive compensation plan (the "1995 Plan"), which as amended and restated in 1996, provides for the granting of 1,500,000 shares of our common stock in the form of stock options and restricted stock to employees, officers, directors and consultants. The exercise price of options granted under the 1995 Plan must be at least equal to the fair market value of the common stock on the date of grant. All options granted to date have 10-year terms and vest over periods of up to four years after the date of grant.

       In 1997, our Board of Directors and shareholders approved the 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of 1,500,000 shares of common stock in the form of stock options to selected officers, directors and employees. The exercise price of options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. All options granted to date have 10-year terms and vest over periods of up to five years after the date of grant.

       In June 1996, our Board of Directors adopted and in July, 1996, our shareholders approved, the Directors Stock Option Plan. The plan authorizes stock options for a total of 285,000 shares of common stock to be granted to our eligible directors, consisting of directors who are neither officers nor employees of the Company. Each of the six incumbent eligible directors automatically received an option as of the date of closing our initial public offering for 8,195 shares of common stock with an exercise price of $10.25. As of each annual meeting of our shareholders, each incumbent eligible director who is reelected as a director at the annual meeting automatically receives an option grant based on a predetermined formula. The exercise price of each option will be the closing price on the date of grant. The term of each option is six years from the date of grant, and each option vests in 16 equal quarterly installments and may be exercised only while the holder of the option remains a director or during the 90-day period following the date that he or she ceases to serve as a director.

       Shares of the Company's common stock have been reserved for issuance upon the exercise of options and warrants. These shares have been reserved as follows at December 31, 1999

           1995 Plan options..........................................................             119,942
           1996 Directors Plan options................................................             184,601
           1997 Plan options..........................................................           1,267,816
           Warrants...................................................................             311,709
                                                                                                 ---------
                Total shares reserved.................................................           1,884,068
                                                                                                 =========

       A summary of stock option information follows:

                                                 1997                    1998                    1999
                                        ----------------------  ----------------------  ----------------------
                                                      WEIGHTED                WEIGHTED                WEIGHTED
                                                       AVERAGE                 AVERAGE                 AVERAGE
                                                      EXERCISE                EXERCISE                EXERCISE
                                            SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
Outstanding at beginning
 of year..............................      537,166    $  1.93      845,861    $  4.98      945,970    $  8.37
     Granted..........................      433,367    $  7.97      360,238    $ 13.92      840,579    $ 12.91
     Exercised........................     (83,006)    $  0.70    (155,979)    $  2.21    (146,419)    $  2.36
     Cancelled/forfeited..............     (41,666)    $  5.38    (104,150)    $  8.89     (67,771)    $ 11.36
                                          ---------               ---------               ---------
Outstanding at end of year............      845,661    $  4.98      945,970    $  8.37    1,572,359    $ 11.22
                                          =========               =========               =========
Exercisable at end of year............      326,119    $  1.53      393,084    $  5.37      448,948    $  8.49
                                          =========               =========               =========
Available for future grant............    1,700,303    $          1,434,821                 662,013
                                          =========               =========               =========

Our options outstanding and exercisable as of December 31, 1999 by price range:

                                                                  OUTSTANDING                    EXERCISABLE
                                                     -----------------------------------   ---------------------
                                                                     AVERAGE    WEIGHTED                WEIGHTED
                                                                    REMAINING    AVERAGE                 AVERAGE
                                                                      LIFE      EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES                                 SHARES     IN YEARS      PRICE       SHARES       PRICE

$0.53 - $10.25.....................................      457,040       6.15    $    6.44      296,475   $    5.77
$10.8125 - $12.75..................................      765,623       9.49    $   12.72       10,401   $   10.82
$13.25 - $18.125...................................      349,696       7.38    $   14.18      142,072   $   14.01
                                                     -----------  ---------    ---------  -----------   ---------
                                                       1,572,359       8.05    $   11.22      448,948   $    8.49
                                                     ===========  =========    =========  ===========   =========

       We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25") and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options approximate the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Pro forma information regarding net income, loss and net loss per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted in 1997, 1998 and 1999 were valued using the Black-Scholes option pricing model. Options granted in 1996 and 1995, when we were not a public company, were valued using the minimum value method. The following assumptions were used in 1997, 1998 and 1999: expected volatility of
0.50 in 1997, 0.61 in 1998, and 0.62 in 1999; risk-free interest rates ranging from 5.9% to 6.8% in 1997, 4.5% to 4.8% in 1998, and 4.83% to 6.73% in 1999; a
dividend yield of 0%; and a weighted-average expected life of the option of 72 months. The weighted-average fair values of options granted during 1997, 1998 and 1999 were $4.48 per share, $6.52 per share and $7.27 per share, respectively.

       Option value models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Our pro forma information follows (in thousands, except for per share information):

                                                                            YEAR ENDED DECEMBER 31,
                                                                        1997           1998           1999
                                                                  -------------  -------------   -------------

       Pro forma net income.................................        $ 1,112        $ 4,485         $ 11,860
       Pro forma net income per share.......................        $  0.10        $  0.40         $   0.78

       The pro forma effect in 1997, 1998, 1999 is not representative of the pro forma effect in future years as the pro forma disclosures reflect only the fair value of stock options granted subsequent to December 31, 1994.

Warrants

       During 1995, several of our shareholders and directors provided a bridge loan to the Company. The loan totaled $830,000 with interest at the prime rate plus 3% and was repaid. In addition to the interest, the lenders received warrants to purchase 220,559 shares of our common stock at $1.59 per share. These warrants expire on July 31, 2000. In 1996 and 1998, the lenders exercised warrants to purchase 166,749 and 53,810 shares, respectively.

       In May 1996, in connection with a loan from certain shareholders, directors and officers, we issued warrants to purchase 226,036 shares of common stock at $7.96 per share. These warrants expire in May 2001. In 1998, warrants to purchase 35,940 shares were exercised. At December 31, 1999, warrants to purchase 190,096 shares remained outstanding.

       In connection with a subordinated loan agreement, six of our directors were granted five-year warrants to purchase shares of our common stock exercisable at any time after the first anniversary of the grant date In December 1998 and January 1999, the lenders were granted warrants to purchase, in the aggregate, 18,970 shares of common stock at $14.50 per share, 43,551 shares of common stock at $15.50 per share and 59,092 shares of common stock at $16.50 per share.

NOTE 11  -- SERIES A PREFERRED STOCK

       In November 1999, we issued and sold 75,000 shares of Series A Convertible Preferred Stock for $1,000 per share, or $75.0 million in the aggregate, in cash, less various fees and expenses. We used the net proceeds from the sale to finance a portion of the purchase price of our BFI acquisition.

       Dividends. The Series A Convertible Preferred Stock bears preferential dividends, payable in additional shares of Series A Convertible Preferred Stock, at the rate of 3.375% per annum from the date of issuance. Dividends accrue daily and accumulate annually on the anniversary date of the initial issuance. The Series A Convertible Preferred Stock is also entitled to share pro rata with holders of common stock, on the basis of the number of shares of common stock into which the Series A Convertible Preferred Stock is convertible, in all other dividends and distributions.

       Liquidation. Upon any liquidation, dissolution or winding up of the Company, holders of Series A Convertible Preferred Stock are entitled to be paid, before any distribution or payment is made to holders of common stock, the greater of (i) the sum of $1,000 per share plus accumulated preferential dividends plus accrued and unpaid dividends not yet accumulated (the "liquidation value") or (ii) the amount that would be payable if the Series A Convertible Preferred Stock had been converted into common stock.

       Voting. Holders of Series A Convertible Preferred Stock are entitled to vote with holders of common stock as a single class on each matter submitted to a vote of our stockholders. Each share of Series A Convertible Preferred Stock has a number of votes equal to the number of votes possessed by the common stock into which the Series A Convertible Preferred Stock is convertible. As long as the initial investors of the Series A Convertible Preferred Stock and their affiliates hold 50% or more of the "underlying common stock" (i.e., the shares of common stock issuable, or previously issued, upon conversion of the Series A Convertible Preferred Stock), they will have the right, voting as a separate class, to elect two directors to our Board of Directors. If the initial investors and their affiliates cease to hold 50% but still hold 25% or more of the underlying common stock, they will have the right, voting as a separate class, to elect one director; and if they cease to hold 25% of the underlying common stock, their right to elect directors as a separate class will terminate.

         Conversion. Each holder of Series A Convertible Preferred Stock may at any time, upon 10 business days' notice, convert all or part of the holder's Series A Convertible Preferred Stock into shares of common stock. The price at which a holder may convert is $17.50 per share, subject to adjustment. The conversion price will be adjusted if (i) we issue or are deemed to issue additional shares of common stock for a price per share less than the conversion price or the market price at the time of issuance or (ii) we issue or are deemed to issue options, warrants or convertible securities with an exercise price or conversion price per share less than the conversion price or the market price at the time of issuance. The conversion price will also be adjusted in certain other circumstances.

       There will be no adjustment of the conversion price to the extent that in any fiscal year, we issue common stock in connection with acquisitions approved by our Board of Directors or grant or reprice stock options (at a price not lower than than the market price at the time of grant or repricing), and the aggregate number of shares of common stock issued or for which options are granted or repriced does not exceed 4.0% of the shares of common stock outstanding on the last trading day of the prior fiscal year. For purposes of any adjustment to the conversion price, the "market price" per share for common stock is the average closing price over the 20 business day period preceding the date of determination.

       Redemption at Our Option. Beginning on May 12, 2002, if the closing price of our common stock exceeds 150% of the conversion price for 20 consecutive trading days, we may elect, upon at least 30 days' prior written notice, to redeem all (but not part) of the outstanding shares of Series A Convertible Preferred Stock, subject to any holder's right to convert its shares into common stock prior to the redemption date. If we make such an election, the redemption price will equal the liquidation value to the date of redemption.

       Redemption at Holder's Option. At any time after a change of control, or after the occurrence of a bankruptcy event which continues for 60 days, each holder of Series A Convertible Preferred Stock may require us to redeem all or any part of the holder's shares at a price equal to the liquidation value per share, upon 15 days' prior written notice.

       Covenants and Restrictions. Under the stock purchase agreement with the initial investors, we agreed to various covenants and restrictions. These covenants and restrictions include our grant of preemptive rights to holders of Series A Convertible Preferred Stock under certain circumstances and our agreement to provide them with specified financial and business information.

       Registration Rights Agreement. We and the initial investors entered into a registration rights agreement at closing. This agreement requires us, at the request of holders of a majority of the underlying common stock at any time after the first anniversary of closing, to register all or any portion of their shares under the Securities Act in an underwritten public offering. Holders of Series A Convertible Preferred Stock are limited to three such registrations. The agreement also grants holders of Series A Convertible Preferred Stock "piggyback" registration rights. In all registrations (with certain limited exceptions), we will be required to pay the expenses of registration of the holders of Series A Convertible Preferred Stock (excluding the underwriting discounts and commissions).

       Corporate Governance Agreement. We and the initial investors also entered into a corporate governance agreement at closing. This agreements contains certain provisions intended to implement the right of the initial investors to elect directors to our Board of Directors. It also provides that until the earlier of (i) the date on which the initial investors and their permitted transferees cease to own any Series A Convertible Preferred Stock, (ii) the date on which the initial investors have completed a distribution of the Series A Convertible Preferred Stock to their partners or (iii) the first anniversary of closing, the initial investors and their transferees and affiliates will not acquire beneficial ownership of more than 30% of the voting power of the Company or acquire or attempt to acquire control of the Company, except in response to a proposal that has been made to the stockholders that would materially and adversely affect the investors, or pursuant to the exercise of their preemptive rights. The corporate governance agreement also contains specified restrictions, for a period of five years, on the initial investors' ability to transfer their shares of Series A Convertible Preferred Stock (but not the shares of common stock issuable upon conversion of those shares). In addition, the agreement provides that the approval of holders of a majority of the underlying common stock is required for us to: (1) engage in mergers, acquisitions or divestitures of specified sizes, (2) enter into contracts with our officers, directors, employees or affiliates, except for ordinary employment contracts, benefit plans and transactions with our subsidiaries, and (3) incur indebtedness or issue specified capital stock that would cause our fixed charge coverage ratio to be less than 1.75 to 1.0 (2.0 to 1.0 after the second anniversary of the initial issuance of the Series A

 Convertible Preferred Stock).

NOTE 12 -- EMPLOYEE STOCK PURCHASE PLAN

       Under a plan for 1997 approved by the Board of Directors, our employees can purchase shares of common stock at the market price. Under the terms of the plan, employees were allowed to purchase shares throughout the year and to pay for the stock through salary deductions. Employees elected to purchase a total of 5,534 shares under this plan in 1999. The plan was discontinued on December 31, 1999.

NOTE 13 -- EMPLOYEE BENEFIT PLAN

       We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may match up to 30% of the first $1,000 contributed to the plan by each employee. Our contributions for the years ended December 31, 1997, 1998 and 1999 were approximately $25,000, $10,000 and $49,000 respectively.

NOTE 14 -- RELATED PARTIES

       In February 1998, we announced the formation of an international jount venture company called Medam S.A.de C.V. ("Medam"), which utilizes our electro-thermal deactivation ("ETD") technology to treat medical waste in the Mexico City market. We own 49% of the common stock of Medam. At December 31, 1999 we had made $2,865,000 in capital contributions. Our investment in Medam is accounted for under the equity method and is included in other non-current assets in the Consolidated Balance Sheets. Our share of the results of operations of Medam in 1999 was not material.

       In September 1999, we announced the formation of a new joint venture, Medam, B.A. Srl, an Argentine corporation, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. In 1999 we recorded $2,866,000 of revenue.

NOTE 15 -- LEGAL PROCEEDINGS

         We operate in a highly regulated industry and are exposed to regulatory inquiries or investigations from time to time. Investigations can be initiated for a variety of reasons. We have been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to us, without having a material adverse effect on our business, financial condition or results of operations. From time to time, we may consider it more cost-effective to settle such proceedings than to involve ourselves in costly and time-consuming administrative actions or litigation. We are also a party to various legal proceedings arising in the ordinary course of business. We believe that the resolution of these other matters will not have a material adverse affect on our business, financial condition or results of operation.

NOTE 16 -- PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION

       Summary revenue information for our products and services is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                   1997           1998           1999
                                                              -------------  -------------   -------------

       Medical waste management services..................    $      46,166  $      59,669   $     126,286
       Proprietary equipment sales........................              --           5,952           5,862
       Technology license.................................              --           1,060             700
                                                              -------------  -------------   -------------
           Total..........................................    $      41,166  $      66,681   $     132,848
                                                              =============  =============   =============

       Summary financial information by geographic area is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                   1997           1998           1999
                                                              -------------  -------------   -------------

       Revenues:
           United States..................................    $      46,166  $      59,206   $     119,618
           Canada.........................................              --             463           6,145
           Other foreign countries........................              --           7,012           7,085
                                                              -------------  -------------   -------------
       Total..............................................    $      46,166  $      66,681   $     132,848
                                                              =============  =============   =============


       Long-lived assets:
           United States..................................    $      44,074  $      66,853   $     508,956
           Canada.........................................              --           9,092           8,310
           Other foreign countries........................              --             --              980
                                                              -------------  -------------   -------------
       Total..............................................    $      44,074  $      75,945   $     518,246
                                                              =============  =============   =============

       Revenues are attributed to countries based on the location of customers. In 1998 and 1999, the Company provided medical waste management services to customers in Canada and Puerto Rico, and licensed and sold proprietary equipment to a Brazilian company and to joint ventures in Mexico and Argentina. Additionally, no individual customer represents more than 1% of our revenues.

NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (unaudited)

       The following table summarizes our unaudited consolidated quarterly results of operations as reported for 1998 and 1999 (in thousands, except for per share amounts):

                                                   FIRST          SECOND          THIRD         FOURTH
                                                  QUARTER         QUARTER        QUARTER        QUARTER
                                                   1998            1998           1998           1998

Revenues....................................   $      13,255  $      14,763  $      16,741   $      21,922
Gross profit................................           3,957          4,432          5,878           7,086
Income before acquisition related costs.....             867         1,164           2,085           2,308
Net income..................................             780          1,088          1,553           2,292
Basic earnings per common share.............            0.07           0.10           0.15            0.22
Diluted earnings per common share...........            0.07           0.10           0.14            0.20


                                                   FIRST          SECOND          THIRD         FOURTH
                                                  QUARTER         QUARTER        QUARTER        QUARTER
                                                   1999            1999           1999           1999

Revenues ...................................   $ 23,868         $ 25,019       $ 25,398        $ 58,563
Gross profit ...............................      8,007            8,540          8,740          21,438
Income before acquisition related costs.....      2,923            3,354          3,469          10,499
Net income..................................      2,427            2,560          2,882           6,099
Basic earnings per common share.............       0.19             0.18           0.20            0.41
Diluted earnings per common share...........       0.18             0.17           0.19            0.35


NOTE 18 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

       Payments under our senior subordinated notes (the "notes") are unconditionally guaranteed, jointly and severally, by all of our wholly-owned domestic subsidiaries, which include ECCO, WSI, Med Tech, and BFI, and certain other subsidiaries which have insignificant assets and operations (collectively, the "guarantors"). Financial information concerning the guarantors as of and for the years ended December 31, 1999 and 1998 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                                         Non-
                                                      Guarantor       Guarantor
                                      STERICYCLE,    Subsidiaries    Subsidiaries    ELIMINATIONS    CONSOLIDATED
                                         INC.
                                    --------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents           $    18,808    $       246     $       290     $       --      $    19,344
   Other current assets                     52,928          8,840           4,648         (8,220)          58,196
                                    --------------------------------------------------------------------------------
Total current assets                        71,736          9,086           4,938         (8,220)          77,540
Property, plant and equipment, net          15,029         49,932          10,151             --           75,112
Goodwill, net                               40,920        369,914          10,167             --          421,001
Investment in subsidiaries                 441,423          3,627             --        (445,050)             --
Other assets                                17,817         13,617           3,675        (12,976)          22,133
                                    --------------------------------------------------------------------------------
Total assets                           $   586,925    $   446,176     $    28,931     $ (466,246)     $   595,786
                                    ================================================================================

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
   Current portion of long-term debt   $     3,954    $       892     $       895     $       --      $     5,741

   Other current liabilities                43,517          5,084           4,677         (8,337)          44,941
                                    --------------------------------------------------------------------------------
Total current liabilities                   47,471          5,976           5,572         (8,337)          50,682
Long-term debt, net of current
   portion                                 349,794          4,539          13,970        (12,859)         355,444
Other liabilities                            2,351            --              --              --            2,351
Convertible redeemable preferred stock      69,195            --              --              --           69,195
Shareholders' equity                       118,114        435,661           9,389       (445,050)         118,114
                                    --------------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                              $   586,925    $   446,176     $    28,931     $ (466,246)     $   595,786
                                    ================================================================================

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                      STERICYCLE,    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         INC.
                                    --------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents           $     1,590    $       173     $     (480)     $       --      $     1,283
   Other current assets                     13,339         10,139           8,657        (11,608)          20,527
                                    --------------------------------------------------------------------------------
Total current assets                        14,929         10,312           8,177        (11,608)          21,810
Property, plant and equipment, net          11,569            788          10,727              16          23,100
Goodwill, net                               29,065         14,246           6,016           (215)          49,112
Investment in subsidiaries                  25,976          2,588             --         (28,564)             --
Other assets                                 3,559              5             174             (5)           3,733
                                    --------------------------------------------------------------------------------
Total assets                           $    85,098    $    27,939     $    25,094     $  (40,376)     $    97,755
                                    ================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt   $     2,937    $        99     $     2,463     $       --      $     5,499
   Other current liabilities                 7,255            925          18,395        (11,430)          15,145
                                    --------------------------------------------------------------------------------
Total current liabilities                   10,192          1,024          20,858        (11,430)          20,644
Long-term debt, net of current
   portion                                  20,997            --            2,463             --           23,460
Shareholders' equity                        53,909         26,915           1,773        (28,946)          53,651
                                    --------------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                              $    85,098    $    27,939     $    25,094     $  (40,376)     $    97,755
                                    ================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                      STERICYCLE,    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         INC.
                                    --------------------------------------------------------------------------------

Revenues                               $    61,069    $    46,618     $    25,533     $     (372)     $   132,848
Cost of revenues                            38,455         28,892          19,086           (310)          86,123
Selling, general, and
   administrative expense                   15,478          6,306           4,931           (235)          26,480
Acquisition related expenses                 7,961            --              --              --            7,961
                                    --------------------------------------------------------------------------------
Total costs and expenses                    61,894         35,198          24,017           (545)         120,564
                                    --------------------------------------------------------------------------------
Income (loss) from operations                (825)         11,420           1,516             173          12,284
Equity in net income of subsidiaries         8,675            119             --          (8,794)             --
Other income (expense), net                (3,934)            778         (1,157)           (173)         (4,486)
                                    --------------------------------------------------------------------------------
Income before income taxes                   3,916         12,317             359         (8,794)           7,798
Income tax (benefit) expense              (10,052)          3,882             --              --          (6,170)
                                    --------------------------------------------------------------------------------
Net income (loss)                      $    13,968    $     8,435     $       359     $   (8,794)     $    13,968
                                    ================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1998

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                      STERICYCLE,    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         INC.
                                    --------------------------------------------------------------------------------

Revenues                               $    52,357    $     9,598     $     4,726     $       --      $    66,681
Cost of revenues                            35,194          6,334           3,800             --           45,328
Selling, general, and
   administrative expense                   12,789          1,408             732             --           14,929
                                    --------------------------------------------------------------------------------
Total costs and expenses                    47,983          7,742           4,532             --           60,257
                                    --------------------------------------------------------------------------------
Income from operations                       4,374          1,856             194             --            6,424
Equity in net income (loss) of
   subsidiaries                              2,081          (106)             --          (1,975)             --
Other income (expense), net                  (244)            144              37             --             (63)
                                    --------------------------------------------------------------------------------
Income before income taxes                   6,211          1,894             231         (1,975)           6,361
Income tax expense                             498            150             --              --              648
                                    --------------------------------------------------------------------------------
Net income                             $     5,713    $     1,744     $       231     $   (1,975)     $     5,713
                                    ================================================================================


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                              NON-
                                                           GUARANTOR       GUARANTOR
                                        STERICYCLE, INC.  SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating
     activities                            $     4,951     $       283     $     6,543    $       --      $    11,777
                                        --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        (2,534)            (85)         (1,176)            --          (3,795)
   Payments for acquisitions, net of
     cash acquired                           (418,280)             --          (4,000)            --        (422,280)
   Proceeds from sale of short-term
     investments                                   447             --              --             --              447
                                        --------------------------------------------------------------------------------
Net cash used in investing activities        (420,367)            (85)         (5,176)            --        (425,628)
                                        --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank lines of
     credit                                   (16,359)             --              --             --         (16,359)
   Repayment of long term debt                 (3,884)             --            (482)            --          (4,366)
   Principal payments on capital lease
     obligations                                  (50)           (125)           (115)            --            (290)
   Proceeds from senior notes                  225,000             --              --             --          225,000
   Proceeds from senior subordinated
     notes                                     125,000             --              --             --          125,000
   Net payments of subordinated notes          (2,750)             --              --             --          (2,750)
   Payment of deferred financing costs        (10,828)             --              --             --         (10,828)
   Net proceeds from secondary common
     stock offering                             47,158             --              --             --           47,158
   Proceeds from issuance of preferred
     stock                                      68,855             --              --             --           68,855
   Proceeds from issuance of common
     stock                                         492             --              --             --              492
                                        --------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                        432,634           (125)           (597)            --          431,912
                                        --------------------------------------------------------------------------------
Net increase in cash and cash
   equivalents                             $    17,218     $        73     $       770    $       --           18,061
                                        ================================================================
Cash and cash equivalents at beginning
   of year                                                                                                      1,283
                                                                                                       -----------------
Cash and cash equivalents at end of year
                                                                                                          $    19,344
                                                                                                       =================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                      STERICYCLE,    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         INC.
                                    --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by (used in
     operating activities              $    3,749    $       278     $       835     $       --      $     4,862
                                    --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                    (3,629)          (271)           (442)            --           (4,342)
   Payments for acquisitions, net
     of cash acquired                     (19,775)            --              --             --          (19,775)
   Purchases of short-term
     investments                              (41)            --              --             --              (41)
   Proceeds from sale of property             395             10              --             --              405
                                    --------------------------------------------------------------------------------
Net cash used in investing
   activities                             (23,050)          (261)           (442)        (1,894)         (23,753)
                                    --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net proceeds from bank lines of
     credit                                16,589             --            (203)            --           16,386
   Repayment of long term debt             (2,513)            (6)           (670)            --           (3,189)
   Principal payments on capital
     lease obligations                     (1,273)            --              --             --           (1,273)
   Proceeds from subordinated notes         2,750             --              --             --            2,750
   Payment of deferred financing
     costs                                   (218)            --              --             --             (218)
   Proceeds from issuance of common
     stock                                    344             --              --             --              344
                                    --------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                    15,679             (6)           (873)            --           14,800
                                    --------------------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                    $   (3,622)    $       11     $      (480)     $      --           (4,091)
                                    ================================================================
Cash and cash equivalents at
   beginning of year                                                                                       5,374
                                                                                                   -----------------
Cash and cash equivalents at end of
   year                                                                                               $    1,283
                                                                                                   =================


                 SCHEDULE II - VALUATION AND ALLOWANCE ACCOUNTS
                                 (IN THOUSANDS)



                                 BALANCE          CHARGES            OTHER         WRITE-OFFS/      BALANCE
                               12/31/1996       TO EXPENSE        CHARGES(1)        PAYMENTS       12/31/97

Allowance for
doubtful accounts                $  181               $155             $ 30             $(2)           $361

Deferred tax
valuation allowance              15,281               (699)               -               -          14,582

                                 BALANCE          CHARGES            OTHER         WRITE-OFFS/      BALANCE
                               12/31/1997       TO EXPENSE        CHARGES(1)        PAYMENTS       12/31/98

Allowance for
doubtful accounts                  $361               $642             $574           $(676)           $901

Deferred tax
valuation allowance              14,582              4,899                -               -          19,481


                                 BALANCE          CHARGES           OTHER          WRITE-OFFS/     BALANCE
                               12/31/1998       TO EXPENSE        CHARGES(1)        PAYMENTS       12/31/99

Allowance for
doubtful accounts                  $901               $842             $202           $(965)           $980

Accrued severance
and closure costs                  $--              $3,373              $--           $(210)         $3,163

Accrued transition
expenses                           $--              $1,659              $--           $(650)         $1,009

Deferred tax
valuation allowance              19,481             (9,894)               -               -           9,587


(1) Charges consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

       None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors -- Nominees for Director" in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2000, to be filed pursuant to Regulation 14A.

       The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Part I of this Report.

       The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2000, to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2000, to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference to the information contained under the caption "Stock Ownership -- Stock Ownership of Directors and Executive Officers" in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2000, to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference to the information contained under the caption "Election of Directors -- Certain Transactions" in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2000, to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS (Item 14(a)(1) and (2))

       We have filed the following financial statements and schedules with this
Report:

                                                                                                          PAGE
           Report of Independent Auditors, Ernst & Young LLP......................................

           Consolidated Financial Statements -- Stericycle, Inc. and Subsidiaries

              Consolidated Balance Sheets at December 31, 1998 and 1999...........................

              Consolidated Statements of Operation for Each of the Years in the
              Three-Year Period Ended December 31, 1999...........................................

              Consolidated Statements of Cash Flows for Each of the Years in the
              Three-Year Period Ended December 31, 1999...........................................

              Consolidated Statements of Changes in Shareholders' Equity
              for Each of the Years in the Three-Year Period Ended December 31, 1999..............

              Notes to Consolidated Financial Statements..........................................

              Schedule II -- Valuation and Allowance Accounts.....................................


EXHIBITS (Item 14(a)(3))

       We have filed the following exhibits with this Report:

                                                                                                         FILED WITH
     EXHIBIT                                                                                             ELECTRONIC
      INDEX                        DESCRIPTION                                                           SUBMISSION

         2.1*     Stock Purchase Agreement, dated as of April 14, 1999, between
                  Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed April 23, 1999).............................

         2.2*     Asset Purchase Agreement, dated as of April 14, 1999, between
                  Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed April 23, 1999).............................

         2.3*     First Amendment to Stock Purchase Agreement, dated as of
                  October 22, 1999, between Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 25,
                  1999).........................................................

         2.4*     First Amendment to Asset Purchase Agreement, dated as of
                  October 22, 1999, between Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 25,
                  1999).........................................................

         2.5*     Second Amendment to Stock Purchase Agreement, dated as of
                  November 12, 1999, between Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed November 29,
                  1999).........................................................

         3.1*     Amended and Restated Certificate of Incorporation of the
                  Registrant (incorporated by reference to Exhibit 3.1 to the
                  Registrant's 1996 Form S-1)...................................

         3.2*     First Certificate of Amendment to Amended and Restated
                  Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 29, 1999)..........................

         3.3*     Certificate of Designation Relating to Certificate of
                  Designation Relating to Series A Convertible Preferred Stock,
                  Par Value $.01 Per Share (incorporated by reference to Exhibit
                  3.2 to the Registrant's Current Report on Form 8-K filed
                  November 29, 1999)............................................

         3.4*     Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's 1996 Form
                  S-1)..........................................................

         3.5      Amendment to Amended and Restated Bylaws of the
                  Registrant....................................................                        x

         4.1*     Registration Rights Agreement, dated as of November 12, 1999, among Donaldson, Lufkin & Jenrette Securities Corporation,
                  Bear, Stearns & Co., Inc., Credit Suisse First Boston
                  Corporation, Warburg Dillon Read LLC, the Registrant and the
                  guarantors named in the agreement (incorporated by reference to
                  Exhibit 4.1 to the Registrant's 1999 Form S-4)................

         4.2*     Registration Rights Agreement, dated as of November 12, 1999, between the Registrant and certain investors affiliated with
                  Bain Capital, Inc. and Madison Dearborn Partners LLC
                  (incorporated by reference to Exhibit 4.1 to the Registrant's
                  Current Report on Form 8-K filed November 29, 1999)...........

         4.3*     Amended and Restated Registration Agreement, dated October 19,
                  1994, between the Registrant and certain of its stockholders, and related First Amendment dated September 30, 1995 and
                  Second Amendment dated July 1, 1996 (incorporated by reference to Exhibit 4.4 to the Registrant's 1996 Form S-1).............

         4.4*     Specimen certificate for shares of the Registrant's Common
                  Stock, par value $.01 per share (incorporated by reference to
                  Exhibit 4.1 to the Company's 1996 Form S-1)...................

         4.5*     Form of Common Stock Purchase Warrant in connection with July
                  1995 line of credit (incorporated by reference to Exhibit 4.2 to the Company's 1996 Form S-1)...............................

         4.6*     Form of Common Stock Purchase Warrant in connection with May
                  1996 short-term loan (incorporated by reference to Exhibit 4.3 to the Company's 1996 Form S-1)...............................

         4.7*     Form of Common Stock Purchase Warrant in connection with
                  December 1998 subordinated loan (incorporated by reference to
                  Exhibit 4.1 to the Company's 1999 Form S-3)...................

         10.1*    Credit Agreement. dated as of November 12, 1999, among the
                  Registrant, the various financial institutions from time to time parties to the agreement, DLJ Capital Funding, Inc., as syndication agent for the financial institutions, lead
                  arranger and sole book running manager, Bank of America, N.A., as administrative agent for the financial institutions, and
                  Bankers Trust Company, as documentation agent for the
                  financial institutions (incorporated by reference to Exhibit
                  10.1 to the Registrant's Current Report on Form 8-K filed
                  November 29, 1999)............................................

         10.2*    Indenture, dated as of November 12, 1999, among the
                  Registrant, the guarantors named in the indenture, and State
                  Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant's 1999 Form
                  S-4)..........................................................

         10.3*    Amended and Restate Series A Convertible Preferred Stock
                  Purchase Agreement, dated September 26, 1999, between the
                  Registrant and certain investors affiliated with Bain Capital,
                  Inc. and Madison Dearborn Partners LLC (incorporated by
                  reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 15, 1999)...........................

         10.4     Corporate Governance Agreement, dated as of November 12, 1999, between the x Registrant and certain investors affiliated with
                  Bain Capital, Inc. and Madison Dearborn Partners LLC..........              x

         10.5*+   Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's 1996 Form
                  S-1)..........................................................

         10.6*+   First Amendment to Amended and Restated Incentive Compensation
                  Plan (incorporated by reference to Exhibit 10.7 to the
                  Registrant's 1999 Form S-3)...................................

         10.7*+   Directors Stock Option Plan (incorporated by reference to
                  Exhibit 10.2 to the Registrant's 1996 Form S-1)...............

         10.8*+   First and Second Amendments to Directors Stock Option Plan
                  (incorporated by reference to Exhibit 10.8 to the Registrant's
                  1999 Form S-3)................................................

         10.9+    Third Amendment to Directors Stock Option Plan................              x

         10.10*+  1997 Stock Option Plan (incorporated by reference to Exhibit
                  10.3 to the Registrant's Annual Report on Form 10-K for
                  1997).........................................................

         10.11*+  First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.9 of the Registrant's 1999 Form
                  S-3...........................................................

         10.12*   Guaranty Agreement dated June 1, 1992 among the Registrant,
                  Fleet National Bank, as trustee, and Rhode Island
                  Industrial-Recreational Building Authority, and related
                  Regulatory Agreement dated June 1, 1992 between the Registrant and the Rhode Island Industrial-Recreational


                  Building Authority (incorporated by reference to Exhibit 10.5 to the Registrant's 1996 Form S-1)............................

         10.13*   Industrial Building Lease dated July 28, 1998 between Curto
                  Reynolds Oelerich, Inc. and the Company, relating to the
                  Registrant's lease of office and warehouse space in Lake
                  Forest, Illinois (incorporated by reference to Exhibit 10.3 to the Registrant's 1999 Form S-3)...............................

         10.14*   Joint Venture Agreement dated May 16, 1997 among the Company,
                  Pennoni Associates, Inc., Conopam, S.A. de C.V. and
                  Controladora Ambiental, S.A. de C.V., relating to the
                  organization of Medam, S.A. de C.V. (incorporated by reference to Exhibit 10.2 to the Registrant's 1999 Form S-3).............

         11       Statement re computation of per share earnings.................         x

         12       Statement re computation of ratios..............................        x

         21       Subsidiaries of the Registrant..................................        x

         23       Consent of Ernst & Young LLP....................................        x

         27       Financial data schedule for the year ended December 31,
                  1999............................................................        x

*        Previously filed

+ Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

         References to the Registrant's "1996 Form S-1" are to the Registrant's Registration Statement on Form S-1 as declared effective on August 22, 1996 (Registration No. 333-05665); references to the Registrant's "1999 Form S-3" are to the Registrant's Registration Statement on Form S-3 as declared effective on February 4, 1999 (Registration No. 333-60591); and references to the Registrant's "1999 Form S-4" are to the Registrant's Registration Statement on Form S-4 as declared effective on December 15, 1999 (Registration No. 333-91831).

REPORTS ON FORM 8-K (Item 14(b))

       During the quarter ended December 31, 1999, we filed the following reports on Form 8-K:

           (a) We filed a Current Report on Form 8-K on October 15, 1999 to report (i) the approval by our stockholders of the matters submitted to a vote at the Annual Meeting of Stockholders held on October 15, 1999 (see
       Part I, Item 4 of this Report) and (ii) the participation by investment funds associated with Madison Dearborn Partners LLC with investment funds associated with Bain Capital, Inc., in the purchase of shares of our Series A Convertible Preferred Stock (which we reported on a Form 8-K that we filed on August 20, 1999).

           (b) We filed a Current Report on Form 8-K on October 25, 1999 to report that we had entered into first amendments to the stock purchase and asset purchase agreements with Allied Waste Industries, Inc. ("Allied") in connection with our purchase from Allied of the medical waste business of Browning-Ferris Industries, Inc. ("BFI") (which we reported on a Form 8-K that we filed on April 23, 1999).

           (c) We filed a Current Report on Form 8-K on November 29, 1999 to report that we had closed our purchase from Allied of BFI's medical waste business.

           (d) We filed a Current Report (Amended) on Form 8-K/A on December 29, 1999 to amend the Form 8-K that we filed on November 29, 1999 to include certain financial statements of BFI's medical waste business.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Date:    March 29, 2000

                       STERICYCLE, INC.


                        By:    /s/ Mark C. Miller
                               -----------------------------------------
                                   Mark C. Miller
                                   President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                 NAME                                             TITLE                                 DATE
/s/  Jack W. Schuler                                 Chairman of the Board of Directors              March 29, 2000
------------------------------------------------
     Jack W. Schuler

/s/  Mark C. Miller                                  President, Chief Executive Officer and a        March 29, 2000
------------------------------------------------     Director (Principal Executive Officer)
     Mark C. Miller

/s/  Frank J.M. ten Brink                            Vice President, Finance and Chief Financial     March 29, 2000
------------------------------------------------     Officer (Principal Financial
     Frank J.M. ten Brink                            and Accounting Officer)


/s/  John P. Connaughton                             Director                                        March 29, 2000
------------------------------------------------
     John P. Connaughton

/s/  Rod F. Dammeyer                                 Director                                        March 29, 2000
------------------------------------------------
     Rod F. Dammeyer

/s/  Patrick F. Graham                               Director                                        March 29, 2000
------------------------------------------------
     Patrick F. Graham

/s/  John Patience                                   Director                                        March 29, 2000
------------------------------------------------
     John Patience

/s/  Thomas R. Reusche                               Director                                        March 29, 2000
------------------------------------------------
     Thomas R. Reusche

/s/  L. John Wilkerson, Ph.D.                        Director                                        March 29, 2000
------------------------------------------------
     L. John Wilkerson, Ph.D.

/s/  Peter Vardy                                     Director                                        March 29, 2000
------------------------------------------------
     Peter Vardy

                                  EXHIBIT INDEX

                                                                                                              FILED WITH
     EXHIBIT                                                                                                  ELECTRONIC
      INDEX                                            DESCRIPTION                                            SUBMISSION

      2.1*         Stock Purchase Agreement, dated as of April 14, 1999, between Allied Waste
                   Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed April 23, 1999).................

      2.2*         Asset Purchase Agreement, dated as of April 14, 1999, between Allied Waste
                   Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed April 23, 1999).................

      2.3*         First Amendment to Stock Purchase Agreement, dated as of October 22, 1999, between
                   Allied Waste Industries, Inc. and the Registrant (incorporated by reference to
                   Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 25,
                   1999).............................................................................

      2.4*         First Amendment to Asset Purchase Agreement, dated as of October 22, 1999, between
                   Allied Waste Industries, Inc. and the Registrant (incorporated by reference to
                   Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 25,
                   1999).............................................................................

      2.5*         Second Amendment to Stock Purchase Agreement, dated as of November 12, 1999, between Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed
                   November 29, 1999)................................................................

      3.1*         Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's 1996 Form S-1)....................

      3.2*         First Certificate of Amendment to Amended and Restated Certificate of
                   Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the
                   Registrant's Current Report on Form 8-K filed November 29, 1999)..................

      3.3*         Certificate of Designation Relating to Certificate of Designation Relating to
                   Series A Convertible Preferred Stock, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed
                   November 29, 1999)................................................................

      3.4*         Amended and Restated Bylaws of the Registrant (incorporated by reference to
                   Exhibit 3.2 to the Registrant's 1996 Form S-1)....................................

      3.5          Amendment to Amended and Restated Bylaws of the Registrant........................         x

      4.1*         Registration Rights Agreement, dated as of November 12, 1999, among Donaldson,
                   Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co., Inc., Credit Suisse
                   First Boston Corporation, Warburg Dillon Read LLC, the Registrant and the
                   guarantors named in the agreement (incorporated by

                   reference to Exhibit 4.1 to the Registrant's 1999 Form S-4)........................

      4.2*         Registration Rights Agreement, dated as of November 12, 1999, between the
                   Registrant and certain investors affiliated with Bain Capital, Inc. and Madison
                   Dearborn Partners LLC (incorporated by reference to Exhibit 4.1 to the
                   Registrant's Current Report on Form 8-K filed November 29, 1999)..................

      4.3*         Amended and Restated Registration Agreement, dated October 19, 1994, between the
                   Registrant and certain of its stockholders, and related First Amendment dated
                   September 30, 1995 and Second Amendment dated July 1, 1996 (incorporated by reference to Exhibit 4.4 to the Registrant's 1996 Form S-1).......................

      4.4*         Specimen certificate for shares of the Registrant's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Company's
                   1996 Form S-1)....................................................................

      4.5*         Form of Common Stock Purchase Warrant in connection with July 1995 line of credit
                   (incorporated by reference to Exhibit 4.2 to the Company's 1996 Form S-1).........

      4.6*         Form of Common Stock Purchase Warrant in connection with May 1996 short-term loan (incorporated by reference to Exhibit 4.3 to the Company's 1996
                   Form S-1).........................................................................

      4.7*         Form of Common Stock Purchase Warrant in connection with December 1998 subordinated loan (incorporated by reference to Exhibit 4.1 to the Company's 1999
                   Form S-3).........................................................................

     10.1*         Credit Agreement. dated as of November 12, 1999, among the Registrant, the various financial institutions from time to time parties to the agreement, DLJ Capital
                   Funding, Inc., as syndication agent for the financial institutions, lead arranger and sole book running manager, Bank of America, N.A., as administrative agent for the financial institutions, and Bankers Trust Company, as documentation agent for the financial institutions (incorporated by reference to Exhibit 10.1 to the
                   Registrant's Current Report on Form 8-K filed November 29, 1999)..................

     10.2*         Indenture, dated as of November 12, 1999, among the Registrant, the guarantors named in the indenture, and State Street Bank and Trust Company, as trustee
                   (incorporated by reference to Exhibit 10.1 to the Registrant's 1999 Form S-4).....

      10.3*         Amended and Restate Series A Convertible Preferred Stock Purchase Agreement, dated
                   September 26, 1999, between the Registrant and certain investors affiliated with
                   Bain Capital, Inc. and Madison Dearborn Partners LLC (incorporated by reference to
                   Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 15,
                   1999).............................................................................

     10.4          Corporate Governance Agreement, dated as of November 12, 1999, between the                 x
                   Registrant and certain investors affiliated with Bain Capital, Inc. and Madison
                   Dearborn Partners LLC.............................................................

     10.5*+        Amended and Restated Incentive Compensation Plan (incorporated by reference to
                   Exhibit 10.1 to the Registrant's 1996 Form S-1)...................................

     10.6*+        First Amendment to Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's 1999 Form S-3)...................

     10.7*+        Directors Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
                   Registrant's 1996 Form S-1).......................................................

     10.8*+        First and Second Amendments to Directors Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant's 1999 Form S-3)......................

     10.9+         Third Amendment to Directors Stock Option Plan....................................         x

     10.10*+       1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the
                   Registrant's Annual Report on Form 10-K for 1997).................................

     10.11*+       First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit
                   10.9 of the Registrant's 1999 Form S-3............................................

     10.12*        Guaranty Agreement dated June 1, 1992 among the Registrant, Fleet National Bank, as trustee, and Rhode Island Industrial-Recreational Building Authority, and
                   related Regulatory Agreement dated June 1, 1992 between the Registrant and the
                   Rhode Island Industrial-Recreational Building Authority (incorporated by reference to Exhibit 10.5 to the Registrant's 1996 Form S-1)................................

     10.13*        Industrial Building Lease dated July 28, 1998 between Curto Reynolds Oelerich,
                   Inc. and the Company, relating to the Registrant's lease of office and warehouse space in Lake Forest, Illinois (incorporated by reference to Exhibit 10.3 to the
                   Registrant's 1999 Form S-3).......................................................

     10.14*        Joint Venture Agreement dated May 16, 1997 among the Company, Pennoni Associates,
                   Inc., Conopam, S.A. de C.V. and Controladora Ambiental, S.A. de C.V., relating to the organization of Medam, S.A. de C.V. (incorporated by reference to Exhibit 10.2 to the Registrant's 1999 Form S-3)................................................

     11            Statement re computation of per share earnings....................................         x

     12            Statement re computation of ratios................................................         x

     21            Subsidiaries of the Registrant....................................................         x

     23            Consent of Ernst & Young LLP......................................................         x

     27            Financial data schedule for the year ended December 31, 1999......................         x

*        Previously filed

+ Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

       References to the Registrant's "1996 Form S-1" are to the Registrant's Registration Statement on Form S-1 as declared effective on August 22, 1996 (Registration No. 333-05665); references to the Registrant's "1999 Form S-3" are to the Registrant's Registration Statement on Form S-3 as declared effective on February 4, 1999 (Registration No. 333-60591); and references to the Registrant's 1999 Form S-4 are to the Registrant's Registration Statement on Form S-4 as declared effective on December 15, 1999 (Registration No. 333-91831).