Form 10-Q
period 2000-03-31
STERICYCLE INC
filed 2000-05-10
CIK 861878

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from to

                         Commission file number: 0-21229

                          -----------------------------


                                STERICYCLE, INC.
             (exact name of registrant as specified in its charter)

                DELAWARE                                   36-3640402
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                             28161 NORTH KEITH DRIVE
                           LAKE FOREST, ILLINOIS 60045
               (Address of principal executive offices) (Zip Code)

                                 (847) 367-5910
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of May 9, 2000 there were 14,809,108 shares of the Registrant's Common Stock outstanding.


================================================================================

                        STERICYCLE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



PART I--FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                        ----
Item 1.    Financial Statements

           Condensed Consolidated Financial Statements of Stericycle, Inc.
           and Subsidiaries

              Condensed Consolidated Balance Sheets
              March 31, 2000 (unaudited) and December 31, 1999.......................................    3

              Condensed Consolidated Statements of Operations
              Three months ended March 31, 2000 and 1999 (unaudited).................................    4

              Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and 1999 (unaudited).................................    5

              Notes to Condensed Consolidated Financial Statements...................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................   13

PART II--OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..........................................................   16

                        STERICYCLE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                        MARCH 31     DECEMBER 31
                                                                                          2000          1999
                                                                                      ------------   -----------
                                                                                       (unaudited)
                                                          ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $  20,770    $  19,344
   Short-term investments ...........................................................         278          285
   Accounts receivable, less allowance for doubtful
     accounts of $1,153 in 2000 and $980 in 1999 ....................................      53,418       48,284
   Parts and supplies ...............................................................       2,702        2,035
   Prepaid expenses .................................................................       1,205          863
   Other ............................................................................       6,136        6,729
                                                                                        ---------    ---------
     Total current assets ...........................................................      84,509       77,540
                                                                                        ---------    ---------
Property, plant and equipment:
   Land .............................................................................       7,308        7,308
   Buildings and improvements .......................................................      29,287       29,123
   Machinery and equipment ..........................................................      51,185       50,011
   Office equipment and furniture ...................................................       4,991        5,182
   Construction in progress .........................................................         632          386
                                                                                        ---------    ---------
                                                                                           93,403       92,010
   Less accumulated depreciation ....................................................     (19,204)     (16,898)
                                                                                        ---------    ---------
     Property, plant and equipment, net .............................................      74,199       75,112
Other assets:
   Goodwill, less accumulated amortization of $11,521
     in 2000 and $7,974 in 1999 .....................................................     418,190      421,001
   Other ............................................................................      22,275       22,133
                                                                                        ---------    ---------
     Total other assets .............................................................     440,465      443,134
                                                                                        ---------    ---------
       Total assets .................................................................   $ 599,173    $ 595,786
                                                                                        =========    =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ................................................   $   7,080    $   5,741
   Accounts payable .................................................................      11,308       14,347
   Accrued compensation .............................................................       7,499        7,569
   Accrued transition expenses ......................................................       5,866        7,101
   Accrued liabilities ..............................................................      20,156       15,782
   Deferred revenue .................................................................         707          142
                                                                                        ---------    ---------
     Total current liabilities ......................................................      52,616       50,682
                                                                                        ---------    ---------
Long-term debt, net of current portion ..............................................     363,130      355,444
Long-term liabilities ...............................................................       2,161        2,351
Redeemable convertible preferred stock
   Series A convertible preferred stock (par value $.01 per share, 75,000 shares authorized and outstanding in 2000 and 1999, liquidation preference
     of $107,125 in 2000 and $80,625 in 1999 ........................................      69,855       69,195
Common shareholders' equity
   Common stock (par value $.01 per share, 30,000,000 shares authorized,
     14,758,604 issued and outstanding
     in 2000, 14,734,237 issued and outstanding in 1999) ............................         147          147
   Additional paid-in capital-common stock ..........................................     136,875      136,691
   Accumulated deficit ..............................................................     (15,611)     (18,724)
                                                                                        ---------    ---------
     Total shareholders' equity .....................................................     121,411      118,114
                                                                                        ---------    ---------
Total liabilities and shareholders' equity ..........................................   $ 599,173    $ 595,786
                                                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                            MARCH 31,
                                                            ---------
                                                      2000           1999
                                                 -------------  -------------
Revenues ....................................    $    77,668    $     23,868

Costs and expenses:
   Cost of revenues .........................         47,357          15,861
   Selling, general and administrative ......         14,484           5,084
                                                 -----------    ------------

     Total costs and expenses ...............         61,841          20,945
                                                 -----------    ------------

Income from operations ......................         15,827           2,923

Other income (expense):
   Interest income ..........................            196              77
   Interest expense .........................         (9,855)           (363)
   Other income, net ........................            112             383
                                                 -----------    ------------
     Total other income (expense) ...........         (9,547)             97
                                                 -----------    ------------

Income before income taxes ..................          6,280           3,020

Income tax expense ..........................          2,507             593
                                                 -----------    ------------

Net income ..................................    $     3,773    $      2,427
                                                 ===========    ============

Earnings per share--Basic ..................     $      0.21    $       0.19
                                                 ===========    ============

Earnings per share--Diluted ................     $      0.19    $       0.18
                                                 ===========    ============

Weighted average number of common
   shares outstanding--Basic ...............      14,746,603      13,068,931
                                                 ===========    ============

Weighted average number of common
   shares outstanding--Diluted .............      19,589,090      13,534,530
                                                 ===========    ============


   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                          --------------------------
                                                                                                   MARCH 31,
                                                                                                   ---------
                                                                                            2000              1999
                                                                                          ---------        ----------
OPERATING ACTIVITIES:
Net income .............................................................................   $  3,773        $  2,427
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Stock compensation expense ........................................................         40            --
     Depreciation and amortization .....................................................      5,783           1,716
Change in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable ...............................................................     (5,133)            478
     Parts and supplies ................................................................       (667)            292
     Prepaid expenses ..................................................................       (342)           (176)
     Other assets ......................................................................        553            (637)
     Accounts payable ..................................................................     (3,039)         (3,574)
     Accrued liabilities ...............................................................      2,879             (30)
     Deferred revenue ..................................................................        565            (815)
                                                                                           --------        --------
Net cash provided by (used in) operating activities ....................................      4,412            (319)
                                                                                           --------        --------

INVESTING ACTIVITIES:
     Payments for acquisitions and international
       investments, net of cash acquired ...............................................       (655)         (5,399)
     Proceeds from maturity of short-term investments ..................................          7            --
     Capital expenditures ..............................................................     (1,158)           (983)
                                                                                           --------        --------
Net cash used in investing activities ..................................................     (1,806)         (6,382)
                                                                                           --------        --------

FINANCING ACTIVITIES:
     Net proceeds and repayment from bank lines of credit ..............................       --           (16,359)
     Net proceeds ad repayment from subordinated debt ..................................       --            (2,750)
     Repayment of long term debt .......................................................       (844)         (2,902)
     Payments of deferred financing costs ..............................................       --               (35)
     Principal payments on capital lease obligations ...................................       (479)            (50)
     Net proceeds from secondary public offering
       of common stock .................................................................       --            47,176
     Proceeds from other issuances of common stock .....................................        143             143
                                                                                           --------        --------
Net cash provided by (used in) financing activities ....................................     (1,180)         25,223
                                                                                           --------        --------

Net increase in cash and cash equivalents ..............................................      1,426          18,522
Cash and cash equivalents at beginning of period .......................................     19,344           1,283
                                                                                           --------        --------
Cash and cash equivalents at end of period .............................................   $ 20,770        $ 19,805
                                                                                           ========        ========

Non-cash activities:
     Net issuances of common stock for certain
       acquisitions ....................................................................   $   --          $    982

   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but we believe the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the two years ended December 31, 1999, as filed with our 1999 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000.


NOTE 2--ACQUISITIONS

       There were no material acquisitions during the quarter ended March 31, 2000.

NOTE 3--STOCK OPTIONS

       During the quarter ended March 31, 2000, options to purchase common stock totaling 8,100 shares were granted to employees. These options vest ratably over a five year period and have an average exercise price of approximately $15.94 per share. The grant of options was made under our 2000 Stock Option Plan, which authorizes the grant of options for a total of 500,000 shares of our common stock. The 2000 Stock Option Plan was approved by our Board of Directors in February 2000. In addition, 32,256 options to purchase common stock were granted to outside directors under our 1996 Directors Stock Option Plan and 15,000 options to purchase common stock were granted under our 1997 Stock Option Plan. These options have an average exercise price of $15.94 per share.

NOTE 4--STOCK ISSUANCES

       During the quarter ended March 31 2000, options to purchase 30,354 shares of common stock were exercised at prices ranging from $0.53 - $18.125 per share. In addition, warrants with rights to purchase 5,651 shares of common stock were exercised at a price of $1.59 per share.

NOTE 5--INCOME TAXES

       At March 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $18,500,000, which expire beginning in 2006. During the fourth quarter of 1999, we reevaluated the estimated amount of the valuation allowance required. As a result, we reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), to an amount that we believe is more likely than not of being recovered.

NOTE 6--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

       Payments under our senior subordinated notes (the "notes") is unconditionally guaranteed, jointly and severally, by all of our wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., acquired in May 1997, Waste Systems, Inc., acquired October 1, 1998, Med-Tech Environmental, Inc., acquired December 31, 1998, BFI Medical Waste, Inc. and Browning-Ferris Industries of Connecticut, Inc., both acquired on November 12, 1999, and certain other subsidiaries which have insignificant assets and operations (collectively, the "guarantors"). Financial information concerning the guarantors as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                  NON-
                                                                GUARANTOR      GUARANTOR
                                             STERICYCLE, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ----------------  ------------   ------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                     $  20,092       $     222       $     456      $    --      $  20,770
   Other current assets                             56,536           9,643           5,613         (8,053)      63,739
                                                 ---------       ---------       ---------      ---------    ---------
Total current assets                                76,628           9,865           6,069         (8,053)      84,509
Property, plant and equipment, net                  15,109          49,140           9,950           --         74,199
Goodwill, net                                       38,673         367,276          12,241           --        418,190
Investment in subsidiaries                         440,905           3,754            --         (444,659)        --
Other assets                                        18,694          13,200             121         (9,740)      22,275
                                                 ---------       ---------       ---------      ---------    ---------
Total assets                                     $ 590,009       $ 443,235       $  28,381      $(462,452)   $ 599,173
                                                 =========       =========       =========      =========    =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
   Current portion of long-term debt             $   4,801       $     998       $   1,281      $    --      $   7,080
   Other current liabilities                        44,054           5,133           4,044         (7,695)      45,536
                                                 ---------       ---------       ---------      ---------    ---------
Total current liabilities                           48,855           6,131           5,325         (7,695)      52,616
Long-term debt, net of current
   portion                                         347,727           4,502          10,959        (10,058)     353,130
Other liabilities                                    2,161            --              --             --          2,161
Redeemable convertible preferred stock              69,855            --              --             --         69,855
Common shareholders' equity                        121,411         432,602          12,097       (444,699)     121,411
                                                 ---------       ---------       ---------      ---------    ---------
Total liabilities and shareholders'
   equity                                        $ 590,009       $ 443,235       $  28,381      $(462,452)   $ 599,173
                                                 =========       =========       =========      =========    =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                     AUDITED
                                 (IN THOUSANDS)


                                                                                      NON-
                                                                    GUARANTOR      GUARANTOR
                                                 STERICYCLE, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ----------------  ------------   ------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                     $  18,808            $     246   $     290        $    --      $  19,344
   Other current assets                             52,928                8,840       4,648           (8,220)      58,196
                                                 ---------            ---------   ---------        ---------    ---------
Total current assets                                71,736                9,086       4,938           (8,220)      77,540
Property, plant and equipment, net                  15,029               49,932      10,151             --         75,112
Goodwill, net                                       40,290              369,914      10,167             --        421,001
Investment in subsidiaries                         441,423                3,627        --           (445,050)        --
Other assets                                        17,817               13,617       3,675          (12,976)      22,133
                                                 ---------            ---------   ---------        ---------    ---------
Total assets                                     $ 586,925            $ 446,176   $  28,931        $(466,246)   $ 595,786
                                                 =========            =========   =========        =========    =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
   Current portion of long-term debt             $   3,954            $     892   $     895        $    --      $   5,741
   Other current liabilities                        43,517                5,084       4,677           (8,337)      44,941
                                                 ---------            ---------   ---------        ---------    ---------
Total current liabilities                           47,471                5,976       5,572           (8,337)      50,682
Long-term debt, net of current
   portion                                         349,794                4,539      13,970          (12,859)     355,444
Other liabilities                                    2,351                 --          --               --          2,351
Redeemable convertible preferred stock              69,195                 --          --               --         69,195
Common shareholders' equity                        118,114              435,661       9,389         (445,050)     118,114
                                                 ---------            ---------   ---------        ---------    ---------
Total liabilities and shareholders'
   equity                                        $ 586,925            $ 446,176   $  28,931        $(466,246)   $ 595,786
                                                 =========            =========   =========        =========    =========

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2000
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                  STERICYCLE, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                  ----------------   ------------    ------------    ------------    ------------
Revenues                                  $32,863       $38,104          $6,727       $    (26)         $77,668
Cost of revenues                           18,900        23,503           4,980            (26)          47,357
Selling, general, and
   administrative expense                   8,870         4,408           1,206              -           14,484
                                         --------      --------          ------      ---------          -------
Total costs and expenses                   27,770        27,911           6,186            (26)          61,841
                                          -------       -------          ------       --------          -------
Income from operations                      5,093        10,193             541              -           15,827
Equity in net income of subsidiaries        6,738             5               -         (6,743)               -
Other income (expense), net                (9,342)          138            (343)             -           (9,547)
                                          -------     ---------         -------      ---------         --------
Income before income taxes                  2,489        10,336             198         (6,743)           6,280
Income tax (benefit) expense               (1,284)        3,791               -              -            2,507
                                         --------      --------       ---------      ---------         --------
Net income (loss)                         $ 3,773       $ 6,545         $   198        $(6,743)         $ 3,773
                                          =======       =======         =======        =======          =======


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1999
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                  STERICYCLE, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                  ----------------   ------------    ------------    ------------    ------------
Revenues                              $14,965          $ 3,198        $ 5,739          $   (34)         $23,868
Cost of revenues                        9,488            1,978          4,429              (34)          15,861
Selling, general, and
   administrative expense               3,254              652          1,178             --              5,084
                                      -------          -------        -------          -------          -------
Total costs and expenses               12,742            2,630          5,607              (34)          20,945
                                      -------          -------        -------          -------          -------
Income from operations                  2,223              568            132             --              2,923
Equity in net income (loss) of
   subsidiaries                           492             (188)          --               (304)            --
Other income (expense), net               268              135           (306)            --                 97
                                      -------          -------        -------          -------          -------
Income (loss) before income taxes       2,983              515           (174)            (304)           3,020
Income tax expense                        556               37           --               --                593
                                      -------          -------        -------          -------          -------
Net income (loss)                     $ 2,427          $   478        $  (174)         $  (304)         $ 2,427
                                      =======          =======        =======          =======          =======

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                  STERICYCLE, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                  ----------------   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by operating
     activities                           $ 2,976        $   899        $   537         $     -        $  4,412
                                          -------        -------        -------         -------        --------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                      (660)          (287)          (211)              -          (1,158)
   Payments for acquisitions and
     international investments, net
     of cash acquired                        (298)          (357)             -               -            (655)
   Proceeds from maturity of
     short-term investments                     7              -              -               -               7
                                        ---------       --------       --------         -------       ---------
Net cash used in investing
   activities                                (951)          (644)          (211)              -          (1,806)
                                         --------        -------        -------         -------         -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Principal payments on capital
     lease obligations                        (40)          (279)          (160)              -            (479)
   Repayment of long term debt               (844)             -              -               -            (844)
   Proceeds from issuance of common
     stock                                    143              -              -               -             143
                                         --------       --------       --------         -------        --------
Net cash (used in) provided by
   financing activities                      (741)          (279)          (160)              -          (1,180)
                                         --------        -------       --------         -------        --------
Net increase (decrease) in cash and
   cash equivalents                       $ 1,284        $   (24)        $  166         $     -           1,426
                                          =======        =======         ======         =======
Cash and cash equivalents at
   beginning of year                                                                                     19,344
                                                                                                       --------
Cash and cash equivalents at end of
   year                                                                                                $ 20,770
                                                                                                       ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                  STERICYCLE, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                  ----------------   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash (used in) provided by
     operating activities                $ (2,061)        $ 140         $ 1,602          $      -     $    (319)
                                         --------         -----         -------          --------    ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                      (794)           (5)           (184)                -          (983)
   Payments for acquisitions and
     international investments, net
     of cash acquired                      (5,399)            -               -                 -        (5,399)
                                         --------       -------       ---------          --------    ----------
Net cash used in investing                 (6,193)           (5)           (184)                -        (6,382)
   actvities                             --------       -------        --------          --------    ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net payment on bank lines of
     credit                               (16,359)            -               -                 -       (16,359)
   Repayment of long term debt             (2,902)            -               -                 -        (2,902)
   Principal payments on capital
     lease obligations                        (44)           (6)              -                 -           (50)
   Net payments on subordinated debt
                                           (2,750)            -               -                 -        (2,750)
   Payment of deferred financing
     costs                                    (35)            -               -                 -           (35)
   Net proceeds from secondary
     public offering of common stock
                                           47,176             -               -                 -        47,176
   Proceeds from other issuances of
     common stock                             143             -               -                 -           143
                                         --------       -------       ---------          --------     ---------
Net cash provided by (used in)
   financing activities                    25,229            (6)              -                 -        25,223
                                         --------       -------       ---------          --------     ---------
Net increase in cash and cash
   equivalents                            $16,975         $ 129         $ 1,418          $      -        18,522
                                         ========         =====         =======          ========
Cash and cash equivalents at
   beginning of year                                                                                      1,283
                                                                                                      ---------
Cash and cash equivalents at end of
   year                                                                                               $  19,805
                                                                                                      =========

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

       The following summarizes (in thousands) our operations:

                                                                     Three Months Ended March 31,
                                                            ----------------------------------------------
                                                                     2000                    1999
                                                            ----------------------  ----------------------

       Revenues...........................................  $    77,668     100.0%  $    23,868     100.0%
       Cost of revenues..................................        47,357      61.0%       15,861      66.5%
                                                            -----------             -----------
       Gross profit.......................................       30,311      39.0%        8,007      33.5%
       Selling, general and administrative
         expenses.........................................       14,484      18.6%        5,084      21.3%
       Income from operations.............................       15,287      20.4%        2,923      12.2%
       Net income.........................................        3,773       4.9%        2,427      10.2%
       Depreciation and amortization......................        5,783       7.4%        1,716       7.2%
       EBITDA.............................................  $    21,722      28.0%  $     5,022      21.0%

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

       Revenues. Revenues increased $53,800,000, or 225.4%, to $77,668,000 during the three months ended March 31, 2000 from $23,868,000 during the comparable period in 1999 as a result of the acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the "BFI acquisition"), which we completed in November, 1999 and as we continued to implement our strategy of focusing on sales to higher-margin small account customers while simultaneously paring certain lower-margin accounts with large account customers. Sales of equipment internationally during the three months ended March 31, 2000 decreased $1,458,000 to $402,000 from $1,860,000 during the comparable period in 1999. During the three months ended March 31, 2000, acquisitions contributed $53,136,000 to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased more than 16% while revenues from large account customers also increased by more than 5.0%.

       Cost of revenues. Cost of revenues increased $31,496,000 or 198.6%, to $47,357,000 during the three months ended March 31, 2000 from $15,861,000 during the comparable period in 1999. The increase was primarily due to the substantial increase in revenues during the three months ended March 31, 2000 compared to the comparable period in 1999. The gross margin percentage increased to 39.0% during the three months ended March 31, 2000 from 33.5% during the comparable period in 1999 as a result of the inclusion of a full quarter of the BFI acquisition and synergy savings.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased to $14,484,000 for the three months ended March 31, 2000 compared to $5,084,000 for the comparable period in 1999. The increase was largely the result of increases in selling and marketing expenses as a result of the BFI acquisition, higher amortization of goodwill, expansion of our sales network, and increased administrative costs related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 18.6% during the three months ended March 31, 2000 from 21.3% during the comparable period in 1999. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 14.3% during the three months ended March 31, 2000 from 18.9% during the comparable period in 1999.

       EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") increased by 332.5% to $21,722,000 for the three months ended March 31, 2000 compared to $5,022,000 for the comparable period in 1999.

       Interest income and interest expense. Interest income increased to $196,000 during the three months ended March 31, 2000 from $77,000 during the comparable period in 1999 primarily due to higher cash balances. Interest expense increased to $9,855,000 during the three months ended March 31, 2000 versus the prior year period primarily due to increased interest expense related to borrowings associated with the BFI acquisition.

       Other income and expense. Other income of $112,000 during the three months ended March 31, 2000 primarily related to the recognition of income from our minority interest in our Mexican joint venture, Medam S.A. de C.V. During the three months ended March 31, 1999 a one-time gain of $656,000 on the sale of routes by our majority owned subsidiary, 3CI Complete Compliance Corporation ("3CI"), was partially offset by a one-time non-cash expense of $192,000 for warrants issued in connection with bridge loan borrowings in December 1998 and January 1999.

       Income tax expense. The effective tax rate of approximately 40% for the three months ended March 31, 2000 reflects federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2000 our working capital was $31,893,000 compared to working capital of $26,858,000 at December 31, 1999. The increase in working capital is primarily due to higher accounts receivable balances due to the BFI acquisition. We have available a $50,000,000 revolving line of credit secured by our accounts receivable and all of our other assets. At March 31, 2000 we did not have any borrowings under this line.

       Net cash provided by/used in operating activities was positively impacted by the improvement in net income plus depreciation and amortization of $5,783,000 for the three months ended March 31, 2000 compared to the same period in 1999. Net cash provided by operating activities was $4,412,000 during the three months ended March 31, 2000 compared to net cash used in operating activities of $319,000 for the comparable period in 1999.

       Net cash used in investing activities for the period ended March 31, 2000 amounted to $1,806,000 compared to $6,382,000 for the same period in 1999. The decrease was primarily due to a reduction in acquisitions completed in 2000. Capital expenditures were $1,158,000 for the three months ended March 31, 2000 compared to $983,000 for the same period in 1999.

       Net cash used in financing activities was $1,180,000 during the three months ended March 31, 2000 compared to net cash provided by financing activities of $25,223,000 for the same quarter in 1999. The difference results primarily from completion of our second public offering of common stock in February 1999, which raised $47,176,000 net of offering costs, partially offset by the repayment of $24,761,000 in debt in the first quarter of 1999.

       FROM TIME TO TIME WE ISSUE FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS.

       A VARIETY OF FACTORS COULD CAUSE OUR ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN OUR FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDE DIFFICULTIES AND DELAYS IN COMPLETING AND INTEGRATING BUSINESS ACQUISITIONS; DELAYS AND DIVERSION OF ATTENTION RELATING TO PERMITTING AND OTHER REGULATORY COMPLIANCE; DIFFICULTIES AND DELAYS RELATING TO MARKETING AND SALES ACTIVITIES; AND GENERAL UNCERTAINTIES ACCOMPANYING THE EXPANSION INTO NEW GEOGRAPHIC SERVICE AREAS.

PART II--OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           Exhibit 11:  Statement Re: Computation of Per Share Earnings

           Exhibit 27:  Financial Data Schedule

       (b) We did not file any reports on Form 8-K during the quarter ending March 31, 2000.

                                    SIGNATURE


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STERICYCLE, INC.

                                  By: /s/ Frank J.M. ten Brink
                                     ----------------------------------------
                                      Frank J.M. ten Brink
                                      Executive Vice President and Chief
                                      Financial Officer (Principal
                                      Financial and Accounting Officer)


Date:  May 10, 2000

                                  Exhibit Index




           Exhibit 11:  Statement Re: Computation of Per Share Earnings

           Exhibit 27:  Financial Data Schedule