Form 10-Q/A
period 2000-03-31
STERICYCLE INC
filed 2000-05-15
CIK 861878

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

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


================================================================================

ITEM 1. FINANCIAL STATEMENTS

         The Condensed Consolidated Balance Sheet included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 contains a typographical error in the entry for "Long-term debt, net of current portion" in the column for the quarter ended March 31, 2000. The amount entered (in thousands) was $363,130. It should have been $353,130.

         A corrected Condensed Consolidated Balance Sheet is filed with this Form 10-Q/A.

                        STERICYCLE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                   MARCH 31    DECEMBER 31
                                                                                     2000          1999
                                                                                   ---------   -----------
                                                                                  (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $  20,770    $  19,344
   Short-term investments ......................................................         278          285
   Accounts receivable, less allowance for doubtful
     accounts of $1,153 in 2000 and $980 in 1999 ...............................      53,418       48,284
   Parts and supplies ..........................................................       2,702        2,035
   Prepaid expenses ............................................................       1,205          863
   Other .......................................................................       6,136        6,729
                                                                                   ---------    ---------
     Total current assets ......................................................      84,509       77,540
                                                                                   ---------    ---------
Property, plant and equipment:
   Land ........................................................................       7,308        7,308
   Buildings and improvements ..................................................      29,287       29,123
   Machinery and equipment .....................................................      51,185       50,011
   Office equipment and furniture ..............................................       4,991        5,182
   Construction in progress ....................................................         632          386
                                                                                   ---------    ---------
                                                                                      93,403       92,010
   Less accumulated depreciation ...............................................     (19,204)     (16,898)
                                                                                   ---------    ---------
     Property, plant and equipment, net ........................................      74,199       75,112
Other assets:
   Goodwill, less accumulated amortization of $11,521
     in 2000 and $7,974 in 1999 ................................................     418,190      421,001
   Other .......................................................................      22,275       22,133
                                                                                   ---------    ---------
     Total other assets ........................................................     440,465      443,134
                                                                                   ---------    ---------
       Total assets ............................................................   $ 599,173    $ 595,786
                                                                                   =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ...........................................   $   7,080    $   5,741
   Accounts payable ............................................................      11,308       14,347
   Accrued compensation ........................................................       7,499        7,569
   Accrued transition expenses .................................................       5,866        7,101
   Accrued liabilities .........................................................      20,156       15,782
   Deferred revenue ............................................................         707          142
                                                                                   ---------    ---------
     Total current liabilities .................................................      52,616       50,682
                                                                                   ---------    ---------
Long-term debt, net of current portion .........................................     353,130      355,444
Long-term liabilities ..........................................................       2,161        2,351
Redeemable convertible preferred stock
   Series A convertible preferred stock (par value $.01 per share, 75,000 shares authorized and outstanding in 2000 and 1999, liquidation preference
     of $107,125 in 2000 and $80,625 in 1999 ...................................      69,855       69,195
Common shareholders' equity
   Common stock (par value $.01 per share, 30,000,000 shares authorized,
     14,758,604 issued and outstanding
     in 2000, 14,734,237 issued and outstanding in 1999) .......................         147          147
   Additional paid-in capital-common stock .....................................     136,875      136,691
   Accumulated deficit .........................................................     (15,611)     (18,724)
                                                                                   ---------    ---------
     Total shareholders' equity ................................................     121,411      118,114
                                                                                   ---------    ---------
Total liabilities and shareholders' equity .....................................   $ 599,173    $ 595,786
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


                                 STERICYCLE, INC.

                                 By: /s/ Frank J.M. ten Brink
                                     Frank J.M. ten Brink
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)


Date: May 12, 2000