Form 10-Q
period 2000-06-30
STERICYCLE INC
filed 2000-08-11
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

     As of August 9, 2000, there were 14,851,140 shares of the Registrant's Common Stock outstanding.

                        STERICYCLE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements of Stericycle,
               Inc. and Subsidiaries

          Condensed Consolidated Balance Sheets
          at June 30, 2000 (unaudited) and December 31, 1999                1

          Condensed Consolidated Statements of Income for the three
          months ended June 30, 2000 and 1999 (unaudited)
          and six months ended June 30, 2000 and 1999 (unaudited)           2

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2000 and 1999 (unaudited)               3

          Notes to Condensed Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   17

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                                   JUNE 30     DECEMBER 31
                                                                                     2000         1999
                                                                                  ---------    ---------
                                                                                 (UNAUDITED)

                                     ASSETS
Current assets:
Cash and cash equivalents                                                         $   4,613    $  19,344
Short-term investments                                                                  278          285
Accounts receivable, less allowance for doubtful
  accounts of $2,920 in 2000 and $980 in 1999                                        58,307       48,284
Parts and supplies                                                                    3,596        2,035
Prepaid expenses                                                                      2,007          863
Other                                                                                 8,520        6,729
                                                                                  ---------    ---------
         Total current assets                                                        77,321       77,540
                                                                                  ---------    ---------
Property, plant and equipment:
Land                                                                                  7,308        7,308
Buildings and improvements                                                           26,797       29,123
Machinery and equipment                                                              47,164       50,011
Office equipment and furniture                                                        4,164        5,182
Construction in progress                                                              1,898          386
                                                                                  ---------    ---------
                                                                                     87,331       92,010
Less accumulated depreciation                                                       (16,363)     (16,898)
                                                                                  ---------    ---------
  Property, plant and equipment, net                                                 70,968       75,112
                                                                                  ---------    ---------
Other assets:
Goodwill, less accumulated amortization of $14,948
  in 2000 and $7,974 in 1999                                                        415,622      421,001
Other                                                                                21,596       22,133
                                                                                  ---------    ---------
  Total other assets                                                                437,218      443,134
                                                                                  ---------    ---------
         Total assets                                                             $ 585,507    $ 595,786
                                                                                  =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt                                                 $   2,390    $   5,741
Accounts payable                                                                     11,526       14,347
Accrued compensation                                                                  5,640        7,569
Accrued acquisition related expenses                                                  3,156        7,101
Accrued liabilities                                                                  16,008       15,782
Deferred revenue                                                                        239          142
                                                                                  ---------    ---------
         Total current liabilities                                                   38,959       50,682
                                                                                  ---------    ---------
Long-term debt, net of current portion                                              349,601      355,444
Other liabilities                                                                     1,931        2,351
Redeemable preferred stock
  Series A convertible preferred stock (par value $.01 share, 75,000 shares authorized and outstanding in 2000 and 1999, liquidation preference
    of $105,095 in 2000 and $80,625 in 1999)                                         70,487       69,195
Common shareholders' equity
Common stock (par value $.01 per share, 30,000,000 shares
  authorized, 14,827,178 issued and outstanding in 2000,
  14,665,106 issued and outstanding in 1999)                                            148          147
Additional paid-in capital                                                          137,538      136,691
Accumulated deficit                                                                 (13,157)     (18,724)
                                                                                  ---------    ---------
  Total shareholders' equity                                                        124,529      118,114
                                                                                  ---------    ---------
         Total liabilities and shareholders' equity                               $ 585,507    $ 595,786
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

                        STERICYCLE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)




                                               FOR THE THREE            FOR THE SIX
                                               MONTHS ENDED             MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                                 --------                 --------
                                            2000         1999        2000         1999
                                            ----         ----        ----         ----

Revenues                                $  79,557    $  25,019    $ 157,225    $  48,887

Costs and expenses:
  Cost of revenues                         48,261       16,479       95,618       32,340
  Selling, general and
    administrative expenses                14,726        5,186       29,210       10,270
  Acquisition related costs                 1,407         --          1,407         --
                                        ---------    ---------    ---------    ---------
         Total costs and expenses          64,394       21,665      126,235       42,610
                                        ---------    ---------    ---------    ---------

Income from operations                     15,163        3,354       30,990        6,277

Other income (expense):
  Interest income                             112          195          308          272
  Interest expense                         (9,955)        (172)     (19,810)        (535)
  Other income                               (140)           6          (28)         389
                                        ---------    ---------    ---------    ---------
         Total other income (expense)      (9,983)          29      (19,530)         126
                                        ---------    ---------    ---------    ---------

Income before income taxes              $   5,180    $   3,383    $  11,460    $   6,403

Income tax expense                      $   2,094          823        4,601        1,416
                                        ---------    ---------    ---------    ---------

Net income                              $   3,086    $   2,560    $   6,859    $   4,987
                                        =========    =========    =========    =========

Earnings per share - Basic              $    0.17    $    0.18    $    0.38    $   0.36
                                        =========    =========    =========    ========

Earnings per share - Diluted            $    0.15    $    0.17    $    0.35    $   0.35
                                        =========    =========    =========    ========

Weighted average number of
  common shares outstanding--
  Basic                                14,792,602   14,546,201   14,784,264  13,811,646

Weighted average number of common
  shares outstanding--Diluted          19,917,299   14,878,684   19,824,059  14,209,693



   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE SIX
                                                                                  MONTHS ENDED
                                                                                   JUNE 30,
                                                                                2000        1999
                                                                              --------    --------
OPERATING ACTIVITIES:
Net income                                                                    $  6,859    $  4,987
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                                                      80        --
    Depreciation and amortization                                               11,612       3,545
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                        (10,023)       (516)
    Parts and supplies                                                          (1,039)        555
    Prepaid expenses                                                            (1,144)         44
    Other assets                                                                 1,221         (16)
    Accounts payable                                                            (2,821)     (3,245)
    Accrued liabilities                                                         (5,488)       (606)
    Deferred revenue                                                                97      (1,952)
                                                                              --------    --------
Net cash provided by (used in) operating activities                               (646)      2,796
                                                                              --------    --------
INVESTING ACTIVITIES:
  Payments for acquisitions and international investments,
    net of cash acquired                                                        (1,624)     (7,287)
  Proceeds from maturity of short-term investments                                 237         460
  Capital expenditures                                                          (3,550)     (1,879)
                                                                              --------    --------
Net cash used in investing activities                                           (4,937)     (8,706)
                                                                              --------    --------
FINANCING ACTIVITIES:
  Net proceeds and repayments on line of credit                                  6,700     (16,359)
  Repayment of long term debt                                                  (15,129)     (3,912)
  Net proceeds and repayment of subordinated debt                                 --        (2,750)
  Payments of deferred financing costs                                            (522)        (40)
  Principal payments on capital lease obligations                                 (965)        (80)
  Net proceeds from secondary public offering                                     --        47,158
  Proceeds from other issuance of common stock                                     768         172
                                                                              --------    --------
Net cash provided by (used in) financing activities                             (9,148)     24,189
                                                                              --------    --------
Net increase (decrease) in cash and cash equivalents                           (14,731)     18,279
Cash and cash equivalents at beginning of period                                19,344       1,283
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $  4,613    $ 19,562
                                                                              ========    ========
Non-cash activities:
  Net issuance of common stock for certain acquisitions                       $   --      $  1,452
  Net issuance of notes payable for certain acquisitions                      $     90    $     73



   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

     Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1999, as filed with our 1999 Annual Report on Form 10-K. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000.

NOTE 2--ACQUISITIONS

    There were no material acquisitions during the quarter ended June 30, 2000.

NOTE 3--STOCK OPTIONS

     During the quarter ended June 30, 2000, options to purchase 290,000 shares of common stock were granted to employees under our 2000 Stock Option Plan. These options vest ratably over a five year period and have an average exercise price of approximately $20.50 per share. Our 2000 Stock Option Plan, which authorizes the grant of options for a total of 500,000 shares of common stock, was approved by our Board of Directors in February 2000. In addition, options to purchase 136,000 shares of common stock were granted to key employees under our 1995 Stock Option Plan. These options vest ratably over periods of up to four years and have an average exercise price of $20.25 per share. Options to purchase 36,000 shares of common stock were also granted to our outside directors under our 1996 Directors Stock Option Plan. These options have an average exercise price of $22.50 per share.

NOTE 4--STOCK ISSUANCES

     During the quarter ending June 30, 2000, options to purchase 43,641 shares of common stock were exercised at prices ranging from $.53-$17.25 per share. In addition, warrants with rights to purchase 18,946 shares of common stock were exercised at a prices ranging from $7.96-$16.09 per share.

NOTE 5--INCOME TAXES

     At June 30, 2000, we had net operating loss carry forwards for federal income tax purposes of approximately $13,000,000 (excluding 3CI) which expire beginning in 2006. During the fourth quarter of 1999, we reevaluated the estimated amount of the valuation allowance required. As a result, we reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), to an amount that we believe is more likely than not of being recovered.

NOTE 6--SUBSEQUENT EVENTS

     On August 3, 2000, we announced the formation of a joint venture to service the medical waste market in South Africa using our patented Electro-Thermal Deactivation technology. The joint venture company will be headquartered in Johannesburg, South Africa. Our partner in the joint venture is Evertrade Infection Control Solutions (Pty) Ltd. We will have a 26.5% equity ownership in the joint venture.

     On August 9, 2000, we announced that we had concluded an agreement with the Econovation Group of ASO for the first application of our patented Electro-Thermal Deactivation technology and its associated plastics recycling and material reuse technologies in the Kyushu area of Japan.

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION


Payments under the Company's senior subordinated notes (the "Notes") are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., acquired in May 1997, Waste Systems, Inc., acquired October 1, 1998, Med-Tech Environmental, Inc., acquired December 31, 1998, BFI Medical Waste, Inc. and Browning-Ferris Industries of Connecticut, Inc., both acquired on November 12, 1999, and certain other subsidiaries which have insignificant assets and operations (collectively, the "Guarantors"). Financial information concerning the Guarantors as of June 30, 2000 and December 31, 1999 and for the three and six-month periods ended June 30, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since the Company has more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Because of commingled operations, however, management is required to allocate particular items between Stericycle, Inc. and the Guarantors in the process of preparing the following condensed consolidating financial statements. These allocations have no effect on the combined results for Stericycle, Inc. and the Guarantors. Financial statements for the individual Guarantors have not been presented because management does not believe that such financial statements are material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000
                                    UNAUDITED


                                                                  COMBINED         NON-
                                                    GUARANTOR   STERICYCLE AND  GUARANTOR
                                       STERICYCLE, SUBSIDIARIES    GUARANTOR   SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          INC.                  SUBSIDIARIES
                                       ------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents           $    3,916   $      168   $    4,084   $      529    $     --      $    4,613
   Other current assets                    64,687       11,426       76,113        5,950        (9,355)       72,708
                                       -----------------------------------------------------------------------------
Total current assets                       68,603       11,594       80,197        6,479        (9,355)       77,321
Property, plant and equipment, net         12,529       48,845       61,374        9,594          --          70,968
Goodwill, net                              37,881      365,747      403,628       11,994          --         415,622
Investment in subsidiaries                441,973        3,655      445,628         --        (445,628)         --
Other assets                               18,321       12,919       31,240          129        (9,773)       21,596
                                       -----------------------------------------------------------------------------
Total assets                           $  579,307   $  442,760   $1,022,067   $   28,196    $ (464,756)   $  585,507
                                       =============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt   $      445   $      962   $    1,407   $      983    $     --      $    2,390
   Other current liabilities               37,305        4,181       41,486        3,842        (8,759)       36,569
                                       -----------------------------------------------------------------------------
Total current liabilities                  37,750        5,143       42,893        4,825        (8,759)       38,959
Long-term debt, net of current
   portion                                344,610        4,185      348,795       11,136       (18,330)      349,601
Other liabilities                           1,931         --          1,931         --            --           1,931
Convertible preferred stock                70,487         --         70,487         --            --          70,487
Common shareholders' equity               124,529      433,432      557,961       12,235      (445,667)      124,529
                                       -----------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                              $  579,307   $  442,760   $1,022,067   $   28,196    $ (464,756)   $  585,507
                                       =============================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                     AUDITED




                                                                   COMBINED         NON-
                                                     GUARANTOR  STERICYCLE AND  GUARANTOR
                                        STERICYCLE, SUBSIDIARIES   GUARANTOR   SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                           INC.                  SUBSIDIARIES
                                       ------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents           $   18,808   $      246   $   19,054   $      290   $     --      $   19,344
   Other current assets                    52,928        8,840       61,768        4,648       (8,220)       58,196
                                       ----------------------------------------------------------------------------
Total current assets                       71,736        9,086       80,822        4,938       (8,220)       77,540
Property, plant and equipment, net         15,029       49,932       64,961       10,151         --          75,112
Goodwill, net                              40,920      369,914      410,834       10,167         --         421,001
Investment in subsidiaries                441,423        3,627      445,050         --       (445,050)         --
Other assets                               17,817       13,617       31,434        3,675      (12,976)       22,133
                                       ----------------------------------------------------------------------------
Total assets                           $  586,925   $  446,176   $1,033,101   $   28,931   $ (466,246)   $  595,786
                                       =============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt   $    3,954   $      892   $    4,846   $      895   $     --      $    5,741
   Other current liabilities               43,517        5,084       48,601        4,677       (8,337)       44,941
                                       ----------------------------------------------------------------------------
Total current liabilities                  47,471        5,976       53,447        5,572       (8,337)       50,682
Long-term debt, net of current
   portion                                349,794        4,539      354,333       13,970      (12,859)      355,444

Other liabilities                           2,351         --          2,351         --           --           2,351
Convertible preferred stock                69,195         --         69,195         --           --          69,195
Common shareholders' equity               118,114      435,661      553,775        9,389     (445,050)      118,114
                                       ----------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                              $  586,925   $  446,176   $1,033,101   $   28,931   $ (466,246)   $  595,786
                                       =============================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2000
                                   UNAUDITED

                                                              COMBINED         NON-
                                               GUARANTOR    STERICYCLE AND  GUARANTOR
                                 STERICYCLE,  SUBSIDIARIES   GUARANTOR     SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                    INC.                    SUBSIDIARIES
                                 ---------------------------------------------------------------------------------
Revenues                         $ 16,994      $ 56,037       $ 73,031      $  6,618     $    (92)     $ 79,557
Cost of revenues                    8,367        35,074         43,441         4,912          (92)       48,261
Selling, general, and
   administrative expense           5,979         7,619         13,598         1,128         --          14,726
Acquisition related expenses        1,407          --            1,407          --           --           1,407
                                 ------------------------------------------------------------------------------
Total costs and expenses           15,753        42,693         58,446         6,040          (92)       64,394
                                 ------------------------------------------------------------------------------
Income from operations              1,241        13,344         14,585           578         --          15,163
Equity in net income (loss) of
   subsidiaries                     8,670          (256)         8,414          --         (8,414)         --
Other (expense) income, net        (9,581)           86         (9,495)         (488)        --          (9,983)
                                 ------------------------------------------------------------------------------
Income before income taxes            330        13,174         13,504            90       (8,414)        5,180
Income tax expense (benefit)       (2,756)        4,850          2,094          --           --           2,094
                                 ------------------------------------------------------------------------------
Net income                       $  3,086      $  8,324       $ 11,410      $     90     $ (8,414)     $  3,086
                                 ==============================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1999
                                    UNAUDITED

                                                              COMBINED         NON-
                                               GUARANTOR    STERICYCLE AND  GUARANTOR
                                 STERICYCLE,  SUBSIDIARIES   GUARANTOR     SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                    INC.                    SUBSIDIARIES
                                 ---------------------------------------------------------------------------------
Revenues                          $15,984      $ 3,235         $19,219      $ 5,847      $   (47)       $25,019
Cost of revenues                    9,872        2,012          11,884        4,642          (47)        16,479
Selling, general, and
   administrative expense           3,401          664           4,065        1,121         --            5,186
                                 ------------------------------------------------------------------------------
Total costs and expenses           13,273        2,676          15,949        5,763          (47)        21,665
                                 ------------------------------------------------------------------------------
Income from operations              2,711          559           3,270           84         --            3,354
Equity in net income (loss) of
   subsidiaries                       371         (146)            225         --           (225)          --
Other income (expense), net           264          141             405         (376)        --               29
                                 ------------------------------------------------------------------------------
Income (loss) before income taxes   3,346          554           3,900         (292)        (225)         3,383
Income tax expense                    786           37             823         --           --              823
                                 ------------------------------------------------------------------------------
Net income (loss)                 $ 2,560      $   517         $ 3,077      $  (292)     $  (225)       $ 2,560
                                 ==============================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2000
                                   UNAUDITED


                                                                COMBINED         NON-
                                                  GUARANTOR    STERICYCLE AND  GUARANTOR
                                    STERICYCLE,  SUBSIDIARIES   GUARANTOR     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                       INC.                    SUBSIDIARIES
                                    --------------------------------------------------------------------------------
Revenues                            $  30,547    $ 113,451    $ 143,998     $  13,345    $    (118)    $ 157,225
Cost of revenues                       17,423       68,421       85,844         9,892         (118)       95,618
Selling, general, and
   administrative expense              12,416       14,460       26,876         2,334         --          29,210
Acquisition related expenses            1,407         --          1,407          --           --           1,407
                                    ---------------------------------------------------------------------------
Total costs and expenses               31,246       82,881      114,127        12,226         (118)      126,235
                                    ---------------------------------------------------------------------------
Income (loss) from operations            (699)      30,570       29,871         1,119         --          30,990
Equity in net income (loss) of
   subsidiaries                        19,561         (251)      19,310          --        (19,310)         --
Other (expense) income, net           (18,873)         174      (18,700)         (831)        --         (19,530)
                                    ---------------------------------------------------------------------------
Income (loss) before income taxes         (11)      30,493       30,482           288      (19,310)       11,460
Income tax expense (benefit)           (6,870)      11,471      (18,341)         --           --           4,601
                                    ---------------------------------------------------------------------------
Net income                          $   6,859    $  19,022    $  25,881     $     288    $ (19,310)    $   6,859
                                    ============================================================================



                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1999
                                    UNAUDITED

                                                                COMBINED         NON-
                                                  GUARANTOR    STERICYCLE AND  GUARANTOR
                                    STERICYCLE,  SUBSIDIARIES   GUARANTOR     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                       INC.                    SUBSIDIARIES
                                    --------------------------------------------------------------------------------

Revenues                            $ 30,949     $  6,433     $ 37,382      $ 11,586     $    (81)        $ 48,887
Cost of revenues                      19,360        3,990       23,350         9,071          (81)          32,340
Selling, general, and
   administrative expense              6,658        1,316        7,974         2,296         --             10,270
                                    --------------------------------------------------------------------------------
Total costs and expenses              26,018        5,306       31,324        11,367          (81)          42,610
                                    --------------------------------------------------------------------------------
Income from operations                 4,931        1,127        6,058           219         --              6,277
Equity in net income (loss) of
   subsidiaries                          867         (334)         563          --           (533)            --
Other income (expense), net              531          280          811          (685)        --                126
                                    --------------------------------------------------------------------------------
Income (loss) before income taxes      6,329        1,073        7,402          (466)        (533)           6,403
Income tax expense                     1,342           74        1,416          --           --              1,416
                                    --------------------------------------------------------------------------------
Net income (loss)                   $  4,987     $    999     $  5,986      $   (466)    $   (533)        $  4,987
                                    ================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                    UNAUDITED



                                                                    COMBINED         NON-
                                                      GUARANTOR   STERICYCLE AND  GUARANTOR
                                         STERICYCLE, SUBSIDIARIES  GUARANTOR      SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                             INC.                 SUBSIDIARIES
                                          -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash (used in) provided by
     operating activities                  $ (4,335)    $  2,982     $ (1,353)    $    707       $   --       $   (646)
                                           ---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      (1,853)      (1,446)      (3,299)        (251)          --         (3,550)
   Payments for acquisitions and
     international investments, net of
     cash acquired                             (642)        (982)      (1,624)        --             --         (1,624)
   Proceeds from maturity of short-term
     investments                                237         --            237         --             --            237
                                           ---------------------------------------------------------------------------
Net cash used in investing activities        (2,258)      (2,428)      (4,686)        (251)          --         (4,937)
                                           ---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank line of credit      6,700         --          6,700         --             --          6,700
   Principal payments on capital lease
     obligations                                (84)        (632)        (716)        (249)          --           (965)
   Repayment of long term debt              (15,161)        --        (15,161)          32           --        (15,129)
   Payments of deferred financing costs        (522)        --           (522)        --             --           (522)
   Proceeds from issuance of common
     stock                                      768         --            768         --             --            768
                                           ---------------------------------------------------------------------------
Net cash used in financing activities        (8,299)        (632)      (8,931)        (217)          --         (9,148)
                                           ---------------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                        $(14,892)    $    (78)    $(14,970)    $    239       $   --        (14,731)
                                           ===================================================================
Cash and cash equivalents at beginning
   of period                                                                                                    19,344
                                                                                                               -------
Cash and cash equivalents at end of
   period                                                                                                     $  4,613
                                                                                                               =======

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999
                                    UNAUDITED



                                                                   COMBINED         NON-
                                                    GUARANTOR   STERICYCLE AND   GUARANTOR
                                      STERICYCLE,  SUBSIDIARIES    GUARANTOR    SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                         INC.                    SUBSIDIARIES
                                    -----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by operating
     activities                        $  1,410      $    249      $  1,659      $  1,137     $   --       $  2,796
                                    --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  (1,644)           (1)       (1,645)         (234)        --         (1,879)
   Payments for acquisitions and
     international investments, net
     of cash acquired                    (7,287)         --          (7,287)         --           --         (7,287)
   Proceeds from maturity of
     short-term investments                 460          --             460          --           --            460
                                    --------------------------------------------------------------------------------
Net cash used in investing               (8,471)           (1)     ((8,472))         (234)        --         (8,706)
   activities
                                    --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net payment on bank lines of
     credit                             (16,359)         --         (16,359)         --           --        (16,359)
   Repayment of long term debt           (3,912)         --          (3,912)         --           --         (3,912)
   Principal payments on capital
     lease obligations                      (67)          (13)          (80)         --           --            (80)
   Net payments on subordinated debt
                                         (2,750)         --          (2,750)         --           --         (2,750)
   Payment of deferred financing
     costs                                  (40)         --             (40)         --           --            (40)
   Net proceeds from secondary
     public offering of common stock
                                         47,158          --          47,158          --           --         47,158
   Proceeds from other issuances of
     common stock                           172          --             172          --           --            172
                                    --------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                  24,202           (13)       24,189          --           --         24,189
                                    --------------------------------------------------------------------------------
Net increase in cash and cash
   equivalents                         $ 17,141      $    235      $ 17,376      $    903     $   --         18,279
                                    ====================================================================
Cash and cash equivalents at
   beginning of period                                                                                        1,283
                                                                                                        -------------
Cash and cash equivalents at end of
   period                                                                                                 $  19,562
                                                                                                        =============

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The following summarizes (in thousands) the Company's operations:



                                                       Three Months Ended
                                                            June 30,
                                                  2000                     1999
                                                  -----                    ----
                                                $       %              $         %

Revenues                                    $79,557    100.0        $25,019    100.0
Cost of revenues                             48,261     60.7         16,479     65.9
                                             ---------------------------------------
Gross profit                                 31,296     39.3          8,540     34.1
Selling, general and administrative
 expenses                                    14,726     18.5          5,186     20.7
                                             ---------------------------------------
Income from operations before acquisition
  related costs                              16,570     20.8          3,354     13.4
Acquisition related costs                     1,407      1.8            --
                                             ---------------------------------------
Income from operations                       15,163     19.1          3,354     13.4
Net income                                    3,086      3.9          2,560     10.2
Depreciation and amortization                 5,829      7.3          1,829      7.3
EBITDA before acquisition related costs*     22,259     28.0          5,189     20.7
Earnings per share-Diluted                      .15                     .17
Earnings per share-Diluted (before
   acquisition related costs)                   .20                     .17
Earnings per share-Diluted (fully taxed
   at 40% before acquisition related costs)     .20                     .14

*EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income.

     Revenues. Revenues increased $54,538,000, or 218%, to $79,557,000 during the three months ended June 30, 2000 from $25,019,000 during the comparable period in 1999 as a result of the acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the "BFI acquisition"), which we completed in November 1999 and as we continued to implement our strategy of focusing on sales to higher-margin accounts with small account customers. International equipment revenues during the three months ended June 30, 2000 were $624,000. During the three months ended June 30, 2000, acquisitions contributed approximately $53,000,000 to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased approximately 17% while revenues from large account customers also increased by more than 5%.

     Cost of Revenues. Cost of revenues increased $31,782,000 to $48,261,000 during the three months ended June 30, 2000 from $16,479,000 during the comparable period in 1999. The increase was primarily due to the substantial increase in revenues during the three months ended June 30, 2000 compared to the same period in 1999. The gross margin percentage increased to 39.3% during the three months ended June 30, 2000 from 34.1% during the same period in 1999 as a result of the further integration of the BFI acquisition and synergy savings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14,726,000 for the three months ended June 30, 2000 from $5,186,000 for the comparable period in 1999. The increase was largely the result of increases in selling and marketing expenses as a result of the BFI acquisition, higher amortization of goodwill, expansion of our sales network, and increased administrative costs related to the higher volume. Selling, general and administrative expenses as a percent of revenues decreased to 18.5% during the three months ended June 30, 2000 from 20.7% during the comparable period in 1999. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 14.3% during the three months ended June 30, 2000 from 18.3% during the comparable period in 1999.

     Acquisition related costs. During the three months ended June 30, 2000, we incurred acquisition related costs of $1,407,000 related to the integration of the BFI acquisition.

     EBITDA. Earnings before interest, income taxes, depreciation and amortization (`EBITDA') before the acquisition related costs increased by 329.0% to $22,259,000 or 28.0% of revenue for the three months ended June 30, 2000 as compared to $5,189,000 or 20.7% of revenue for the comparable period in 1999. The increase in EBITDA is primarily due to the factors described above.

     Interest Expense and Interest Income. Interest expense increased to $9,955,000 during the three months ended June 30, 2000 from $172,000 during the comparable period in 1999 primarily due to increased interest expense related to borrowings associated with the BFI acquisition. Interest income decreased to $112,000 during the three months ended June 30, 2000 from $195,000 during the comparable period in 1999 primarily due to lower cash balances.


     Income Tax Expense. Income taxes for the three months ended June 30, 2000 reflects an effective tax rate of approximately 40% for federal and state income taxes.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


The following summarizes (in thousands) the Company's operations:


                                                       Six Months Ended
                                                            June 30,
                                                  2000                     1999
                                                  -----                    ----
                                                $       %              $         %

Revenues                                   $157,225    100.0        $48,887    100.0
Cost of revenues                             95,618     60.8         32,340     66.2
                                             ---------------------------------------
Gross profit                                 61,607     39.2         16,547     33.8
Selling, general and administrative
 expenses                                    29,210     18.6         10,270     21.0
                                             ---------------------------------------
Income from operations before acquisition
 related costs                               32,397     20.6          6,277     12.8
Acquisition related costs                     1,407      0.9           --
                                             ---------------------------------------
Income from operations                       30,990     19.7          6,277     12.8
Net income                                    6,859      4.4          4,987     10.2
Depreciation and amortization                11,612      7.4          3,545      7.3
EBITDA before acquisition related costs*     43,981     28.0         10,211     20.9
Earnings per share-Diluted                      .35                     .35
Earnings per share-Diluted (before
   acquisition related costs)                   .39                     .35
Earnings per share-Diluted (fully taxed
   at 40% before acquisition related costs)     .39                     .27



*EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income.


         Revenues. Revenues increased $108,338,000, or 221.6%, to $157,225,000 during the six months ended June 30, 2000 from $48,887,000 during the comparable period in 1999 as a result of the acquisition of the medical waste business of Browning-Ferris Industries, Inc. and as we continued to implement our strategy of focusing on sales to higher-margin accounts with small account customers. During the six months ended June 30, 2000, acquisitions made during the last 12 months contributed approximately $105,000,000 to the increase in revenues as compared to the prior year. International sales of machinery were $1,026,000 during the six months ended June 30, 2000.

         Cost of Revenues. Cost of revenues increased $63,278,000 or 195.7%, to $95,618,000 during the six months ended June 30, 2000 from $32,340,000 during the comparable period in 1999. This increase was primarily due to the substantial increase in revenues during 2000 compared to the same period in 1999. The gross margin percentage increased to 39.2% during the six months ended June 30, 2000 from 33.8% during the comparable period in 1999 as a result of the further integration of the BFI acquisition and synergy savings.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $29,210,000 for the six months ended June 30, 2000 from $10,270,000 for the comparable period in 1999. The increase was largely the result of increases in selling and marketing expenses as a result the BFI acquisition, higher amortization of goodwill, expansion of our sales network, and increased administrative costs related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 18.6% during the six months ended June 30, 2000 from 21.0% during the comparable period in 1999. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 14.3% during the six months ended June 30, 2000 from 18.6% during the comparable period in 1999.

     Acquisition related costs. During the six months ended June 30, 2000, we incurred acquisition related costs of $1,407,000 related to the integration of the BFI acquisition.

     EBITDA. Earnings before interest, income taxes, depreciation and amortization (`EBITDA') before acquisition related costs increased by 330.7% to $43,981,000 or 28.0% of revenues for the six months ended June 30, 2000 as compared to $10,211,000 or 20.9% of revenues for the comparable period in 1999. The increase in EBITDA is primarily due to the factors described above.


     Interest Expense and Interest Income. Interest expense increased to $19,810,000 during the six months ended June 30, 2000, from $535,000 during the comparable period in 1999, primarily due to increased interest expense related to borrowings associated with the BFI acquisition. Interest income also increased to $308,000 during the six months ended June 30, 2000, from $272,000 during the comparable period in 1999 due to higher cash balances throughout the six months versus the prior year.

     Other Income and Expense. Other expense of $28,000 was reported during the six months ended June 30, 2000 versus other income of $389,000 reported during the comparable period in 1999. During the six months ended June 30, 1999 a one-time gain of $656,000 on the sale of routes by 3CI Complete Compliance Corporation of which Waste Systems Inc. (a wholly owned subsidiary of Stericycle) is majority shareholder, was partially offset by a one-time non-cash expense of $192,000 for warrants issued with bridge loan borrowings in December 1998 and January 1999.

     Income Tax Expense. Income taxes for the three months ended June 30, 2000 reflects an effective tax rate of approximately 40% for federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 2000, our working capital was $38,362,000 compared to working capital of $26,858,000 at December 31, 1999. The increase in working capital is primarily due to higher accounts receivable balances due to the BFI acquisition. We have available a $50,000,000 revolving line of credit secured by our accounts receivable and all of our other assets. At June 30, 2000 we had $6,700,000 in borrowings under this line.

     Net cash used in operating activities was $646,000 during the six months ended June 30, 2000 compared to net cash provided by operating activities of $2,796,000 for the comparable period in 1999. This decrease primarily reflects higher accounts receivable and lower accounts payable and accrued liabilities partially offset by higher net income, depreciation and amortization expense. The changes to accounts receivable, accounts payable and accrued liabilities resulted primarily from a payment during the quarter ended June 30, 2000 of $12,000,000 made to Allied Waste Industries, Inc. for a working capital settlement in accordance with the BFI acquisition purchase agreement. In addition, the decrease in accrued liabilities was also impacted by a semi annual interest payment of approximately $7,900,000 on our senior subordinated notes made during the quarter ended June 30, 2000.

     Net cash used in investing activities for the six months ended June 30, 2000 was $4,937,000 compared to $8,706,000 for the comparable period in 1999. The change is primarily attributable to the decrease in acquisitions completed in 2000. Capital expenditures were $3,550,000 for the six months ended June 30, 2000 compared to $1,879,000 for the same period in 1999.

     Net cash used in financing activities was $9,148,000 during the six months ended June 30, 2000 compared to net cash provided by financing activities of $24,189,000 for the comparable period in 1999. The difference between the two periods results primarily from the completion of our second public offering of common stock, which raised $47,158,000 net of offering costs, partially offset by the repayment of $23,101,000 in debt in the first half of 1999. During the first six months of 2000 we made repayments of $16,094,000 in debt which consisted of approximately $3,200,000 in scheduled repayments and $12,900,000 in prepayments.

     FROM TIME TO TIME WE ISSUE FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS.

     A VARIETY OF FACTORS COULD CAUSE OUR ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE OUR FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDE DIFFICULTIES AND DELAYS IN COMPLETING AND INTEGRATING BUSINESS ACQUISITIONS; DELAYS AND DIVERSION OF ATTENTION RELATING TO PERMITTING AND OTHER REGULATORY COMPLIANCE; DIFFICULTIES AND DELAYS RELATING TO MARKETING AND SALES ACTIVITIES; AND GENERAL UNCERTAINTIES ACCOMPANYING THE EXPANSION INTO NEW GEOGRAPHIC SERVICE AREAS.

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed with this Report:

         11       Statement Re: Computation of Per Share Earnings

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 10, 2000.


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