Form 10-Q
period 2000-09-30
STERICYCLE INC
filed 2000-11-13
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         As of November 9, 2000, there were 14,970,174 shares of the Registrant's Common Stock outstanding.

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

         Condensed Consolidated Balance Sheets
           at September 30, 2000 (unaudited) and December 31, 1999              1

         Condensed Consolidated Statements of Income for the three
           months ended September 30, 2000 and 1999 (unaudited)
           and nine months ended September 30, 2000 and 1999 (unaudited)        2

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999 (unaudited)            3

         Notes to Condensed Consolidated Financial Statements                   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           12

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                      17

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     SEPTEMBER 30     DECEMBER 31
                                                                                         2000              1999
                                                                                       ---------         --------
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                              $   2,218         $  19,344
Short-term investments                                                                       546               285
Accounts receivable, less allowance for doubtful
  accounts of $2,954 in 2000 and $980 in 1999                                             61,218            48,284
Parts and supplies                                                                         3,398             2,035
Prepaid expenses                                                                           1,775               863
Other                                                                                     11,170             6,729
                                                                                       ---------         ---------
         Total current assets                                                             80,325            77,540
                                                                                       ---------         ---------
Property, plant and equipment:
Land                                                                                       7,486             7,308
Buildings and improvements                                                                26,157            29,123
Machinery and equipment                                                                   52,866            50,011
Office equipment and furniture                                                             5,069             5,182
Construction in progress                                                                   4,434               386
                                                                                       ---------         ---------
                                                                                          96,012            92,010
Less accumulated depreciation                                                            (22,289)          (16,898)
                                                                                       ---------         ---------
  Property, plant and equipment, net                                                      73,723            75,112
                                                                                       ---------         ---------
Other assets:
Goodwill, less accumulated amortization of $18,725
  in 2000 and $7,974 in 1999                                                             420,009           421,001
Other                                                                                     18,951            22,133
                                                                                       ---------         ---------
  Total other assets                                                                     438,960           443,134
                                                                                       ---------         ---------
         Total assets                                                                  $ 593,008         $ 595,786
                                                                                       =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt                                                      $   2,932         $   5,741
Accounts payable                                                                          10,631            14,347
Accrued compensation                                                                       4,019             7,569
Accrued acquisition related expenses                                                       1,430             7,101
Accrued liabilities                                                                       21,946            15,782
Deferred revenue                                                                             335               142
                                                                                       ---------         ---------
         Total current liabilities                                                        41,293            50,682
                                                                                       ---------         ---------
Long-term debt, net of current portion                                                   348,504           355,444
Other liabilities                                                                          2,994             2,351
Redeemable preferred stock:
  Series A convertible preferred stock (par value $.01 share, 75,000 shares authorized and outstanding in 2000 and 1999, liquidation preference of
     $108,171 in 2000 and $80,625 in 1999)                                                71,120            69,195
Common shareholders' equity:
Common stock (par value $.01 per share, 30,000,000 shares
  authorized, 14,958,610 issued and outstanding in 2000,
  14,665,106 issued and outstanding in 1999)                                                 149               147
Additional paid-in capital                                                               139,244           136,691
Accumulated deficit                                                                      (10,296)          (18,724)
                                                                                       ---------         ---------
  Total shareholders' equity                                                             129,097           118,114
                                                                                       ---------         ---------
         Total liabilities and shareholders' equity                                    $ 593,008         $ 595,786
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

                        STERICYCLE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                        FOR THE THREE                             FOR THE NINE
                                                         MONTHS ENDED                             MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                             ---------------------------------         ---------------------------------
                                                2000                  1999                 2000                1999
                                             ------------         ------------         ------------         ------------
Revenues                                     $     81,066         $     25,398         $    238,291         $     74,285

Costs and expenses:
  Cost of revenues                                 49,151               16,658              144,769               48,998
  Selling, general and
    administrative expenses                        14,765                5,271               43,975               15,541
  Acquisition related costs                         1,483                 --                  2,890                 --
                                             ------------         ------------         ------------         ------------
         Total costs and expenses                  65,399               21,929              191,634               64,539
                                             ------------         ------------         ------------         ------------

Income from operations                             15,667                3,469               46,657                9,746

Other income (expense):
  Interest income                                     177                  304                  485                  576
  Interest expense                                 (9,861)                (154)             (29,671)                (689)
  Other income                                       (144)                  15                 (172)                 404
                                             ------------         ------------         ------------         ------------
         Total other income (expense)              (9,828)                 165              (29,358)                 291
                                             ------------         ------------         ------------         ------------

Income before income taxes                   $      5,839         $      3,634         $     17,299         $     10,037

Income tax expense                           $      2,406                  752                7,007                2,168
                                             ------------         ------------         ------------         ------------

Net income                                   $      3,433         $      2,882         $     10,292         $      7,869
                                             ============         ============         ============         ============
Earnings per share - Basic                   $       0.19         $       0.20         $       0.56         $       0.56
                                             ============         ============         ============         ============

Earnings per share - Diluted                 $       0.17         $       0.19         $       0.52         $       0.54
                                             ============         ============         ============         ============

Weighted average number of
  common shares outstanding--
  Basic                                        14,872,322           14,605,219           14,809,100           14,073,309

Weighted average number of common
  shares outstanding--Diluted                  20,096,123           15,003,105           19,877,865           14,471,191



   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE
                                                                                         MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  --------------------------

                                                                                     2000             1999
                                                                                   --------         --------
OPERATING ACTIVITIES:
Net income                                                                         $ 10,292         $  7,869
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                                                          120             --
    Depreciation and amortization                                                    17,415            5,316
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                             (11,972)          (1,864)
    Parts and supplies                                                               (1,063)             438
    Prepaid expenses                                                                 (1,002)             475
    Other assets                                                                     (1,423)          (2,393)
    Accounts payable                                                                 (3,747)          (1,755)
    Accrued liabilities                                                              (3,374)            (252)
    Deferred revenue                                                                    193           (2,000)
                                                                                   --------         --------
Net cash provided by operating activities                                             5,439            5,834
                                                                                   --------         --------
INVESTING ACTIVITIES:
  Payments for acquisitions and international investments,
    net of cash acquired                                                             (4,203)         (11,667)
  Proceeds from maturity of short-term investments                                      237              460
  Purchases of short-term investments                                                  --             (1,500)
  Capital expenditures                                                               (7,933)          (2,367)
                                                                                   --------         --------
Net cash used in investing activities                                               (11,899)         (15,074)
                                                                                   --------         --------
FINANCING ACTIVITIES:
  Net proceeds and (repayments) on line of credit                                     5,000          (16,359)
  Repayment of long term debt                                                       (15,129)          (4,022)
  Repayment of subordinated debt                                                       --             (2,750)
  Payments of deferred financing costs                                                 (522)             (40)
  Principal payments on capital lease obligations                                    (1,280)            (154)
  Net proceeds from secondary public offering                                          --             47,158
  Proceeds from other issuance of common stock                                        1,265              141
                                                                                   --------         --------
Net cash provided by (used in) financing activities                                 (10,666)          23,974
                                                                                   --------         --------
Net increase (decrease) in cash and cash equivalents                                (17,126)          14,734
Cash and cash equivalents at beginning of period                                     19,344            1,283
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $  2,218         $ 16,017
                                                                                   ========         ========
Non-cash activities:
  Net issuance of common stock and warrants
       for certain acquisitions                                                    $  1,260         $  2,993
  Net issuance of notes payable for certain acquisitions                           $    263         $    103

   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

         Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1999, as filed with our 1999 Annual Report on Form 10-K. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000.

NOTE 2 --ACQUISITIONS

     During the quarter we acquired the customers lists and other assets of Stick Proof Company in North Carolina, and Environmental Solutions, LLC and JS Holdings, Inc. d/b/a Sharps Away, both in Minnesota. In addition we acquired the customer lists from Waste Management of New York LLC in Rochester N.Y. The purchase price was paid in cash for two of the acquisitions, in a combination of cash and stock for one of the acquisitions and in a combination of cash, stock and a note for one of the acquisitions. The total purchase price for all four acquisitions was $2.6 million.

    In addition, on July 1, 2000 we increased our ownership in our Mexico joint venture, Medam S.A. de C.V. ("Medam"), to 64% from 49% by purchasing an additional 15% interest from our co-venturer. We paid the purchase price of $1.6 million by a combination of cash installment payments and warrants to purchase common stock. The increase in ownership changes our accounting method for the joint venture from the equity to the consolidation method.


NOTE 3--STOCK OPTIONS

     During the quarter ended September 30, 2000, options to purchase 15,000 shares of common stock were granted to employees under our 2000 Stock Option Plan. These options vest ratably over a five year period and have an average exercise price of approximately $23.66 per share. Our 2000 Stock Option Plan, which authorizes the grant of options for a total of 500,000 shares of common stock, was approved by our Board of Directors in February 2000. We also issued warrants to purchase 44,374 shares of common stock in connection with our acquisition of an additional 15% interest in Medam. Of these warrants, warrants for 31,128 shares are exercisable immediately, while the remaining 13,246 shares become exercisable contingently over five years. The exercise price of the warrants is $17.50 per share.

 NOTE 4--STOCK ISSUANCES

         During the quarter ending September 30, 2000, options to purchase 69,000 shares of common stock were exercised at prices ranging from $.53-$16.625 per share. In addition, warrants to purchase 63,290 shares of common stock were exercised at the price of $15.77 per share. We also issued 20,410 shares of common stock in connection with certain acquisitions made in the quarter.

NOTE 5--INCOME TAXES

         At September 30, 2000, we had net operating loss carry forwards for federal income tax purposes of approximately $17.7 million (excluding loss carryforwards from 3CI Complete Compliance Corporation and Med Tech Environmental, Inc) which expire beginning in 2006. During the fourth quarter of 1999, we reevaluated the estimated amount of the valuation allowance required. As a result, we reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes", to an amount that we believe is more likely than not of being recovered.

NOTE 6 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of our wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., acquired in May 1997, Waste Systems, Inc., acquired in October 1998, Med-Tech Environmental, Inc., acquired in December 1998, BFI Medical Waste, Inc. and Browning-Ferris Industries of Connecticut, Inc., both acquired in November 1999, and certain other subsidiaries which have insignificant assets and operations (collectively,"the Guarantors"). Financial information concerning the Guarantors as of September 30, 2000 and December 31, 1999 and for the three and nine-month periods ended September 30, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantors. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Because of commingled operations, however, we are required to allocate particular items between Stericycle, Inc. and the Guarantors in the process of preparing the following condensed consolidating financial statements. These allocations have no effect on the combined results for Stericycle, Inc. and the Guarantors. Financial statements for the individual Guarantors have not been presented because we do not believe that such financial statements are material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                    UNAUDITED

                                                                COMBINED
                                                               STERICYCLE       NON-
                                                 GUARANTOR        AND        GUARANTOR
                                  STERICYCLE,   SUBSIDIARIES   GUARANTOR    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                      INC.                    SUBSIDIARIES
                                  -----------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents        $  1,083      $    164      $  1,247      $   971      $    --         $  2,218
   Other current assets               67,217        11,503        78,720        6,965         (7,578)        78,107
                                    -------------------------------------------------------------------------------
Total current assets                  68,300        11,667        79,967        7,936         (7,578)        80,325
Property, plant and equipment,
   net                                33,967        26,099        60,066       13,657           --           73,723
Goodwill, net                        223,796       183,843       407,639       12,370           --          420,009
Investment in subsidiaries           242,445         2,897       245,342         --         (245,342)          --
Other assets                          21,319         9,451        30,770          133        (11,952)        18,951
                                    -------------------------------------------------------------------------------
Total assets                        $589,827      $233,957      $823,784      $34,096      $(264,872)      $593,008
                                    ===============================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of               $    922      $    468      $  1,390      $ 1,542      $    --         $  2,932
     long-term debt
   Other current liabilities          41,844         1,312        43,156        4,172         (8,967)        38,361
                                    -------------------------------------------------------------------------------
Total current liabilities             42,766         1,780        44,546        5,714         (8,967)        41,293
Long-term debt, net of current
   portion                           345,140         1,957       347,097       11,930        (10,523)       348,504
Other liabilities                      1,704          --           1,704        1,290           --            2,994
Convertible preferred stock           71,120          --          71,120         --             --           71,120
Common shareholders' equity          129,097       230,220       359,317       15,162       (245,382)       129,097
                                    -------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity             $589,827      $233,957      $823,784      $34,096      $(264,872)      $593,008
                                    ===============================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                     AUDITED

                                                                   COMBINED
                                                                STERICYCLE AND      NON-
                                                    GUARANTOR      GUARANTOR     GUARANTOR
                                   STERICYCLE,   SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                      INC.
                                   ----------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents         $ 18,808       $    246       $   19,054       $   290       $    --          $ 19,344
   Other current assets                52,928          8,840           61,768         4,648          (8,220)         58,196
                                   ----------------------------------------------------------------------------------------
Total current assets                   71,736          9,086           80,822         4,938          (8,220)         77,540
Property, plant and equipment,
   net                                 15,029         49,932           64,961        10,151            --            75,112
Goodwill, net                          40,920        369,914          410,834        10,167            --           421,001
Investment in subsidiaries            441,423          3,627          445,050          --          (445,050)           --
Other assets                           17,817         13,617           31,434         3,675         (12,976)         22,133
                                   ----------------------------------------------------------------------------------------
Total assets                         $586,925       $446,176       $1,033,101       $28,931       $(466,246)       $595,786
                                   ========================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt                  $  3,954       $    892       $    4,846       $   895       $    --          $  5,741
   Other current liabilities           43,517          5,084           48,601         4,677          (8,337)         44,941
                                   ----------------------------------------------------------------------------------------
Total current liabilities              47,471          5,976           53,447         5,572          (8,337)         50,682
Long-term debt, net of current
   portion                            349,794          4,539          354,333        13,970         (12,859)        355,444
Other liabilities                       2,351           --              2,351          --              --             2,351
Convertible preferred stock            69,195           --             69,195          --              --            69,195
Common shareholders' equity           118,114        435,661          553,775         9,389        (445,050)        118,114
                                   ----------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity              $586,925       $446,176       $1,033,101       $28,931       $(466,246)       $595,786
                                   ========================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                        UNAUDITED

                                                                   COMBINED
                                                                STERICYCLE AND      NON-
                                                    GUARANTOR      GUARANTOR     GUARANTOR
                                   STERICYCLE,   SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                      INC.
                                   ----------------------------------------------------------------------------------------
Revenues                             $ 35,488        $ 37,996        $ 73,484        $ 7,913        $  (331)       $81,066
Cost of revenues                       19,921          24,015          43,936          5,546           (331)        49,151
Selling, general, and
   administrative expense               8,809           4,429          13,238          1,527           --           14,765
Acquisition related expenses            1,483            --             1,483           --             --            1,483
                                   ---------------------------------------------------------------------------------------
Total costs and expenses               30,213          28,444          58,657          7,073           (331)        65,399
                                   ---------------------------------------------------------------------------------------
Income from operations                  5,275           9,552          14,827            840           --           15,667
Equity in net income (loss) of
   subsidiaries                         6,491            (274)          6,217           --           (6,217)          --
Other (expense) income, net            (9,359)            126          (9,233)          (595)                       (9,828)
                                   ---------------------------------------------------------------------------------------
Income before income taxes              2,407           9,404          11,811            245         (6,217)         5,839
Income tax expense (benefit)           (1,026)          3,370           2,344             62           --            2,406
                                   ---------------------------------------------------------------------------------------
Net income                           $  3,433        $  6,034        $  9,467        $   183        $(6,217)       $ 3,433
                                   =======================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                    UNAUDITED

                                                                   COMBINED
                                                                STERICYCLE AND      NON-
                                                    GUARANTOR      GUARANTOR     GUARANTOR
                                   STERICYCLE,   SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      INC.
                                   ---------------------------------------------------------------------------------------
Revenues                            $ 16,996        $2,702         $ 19,698          $5,983         $  (283)       $25,398
Cost of revenues                      10,544         1,830           12,374           4,567            (283)        16,658
Selling, general, and
   administrative expense              4,114           442            4,556             715            --            5,271
                                   ---------------------------------------------------------------------------------------
Total costs and expenses              14,658         2,272           16,930           5,282            (283)        21,929
                                   ---------------------------------------------------------------------------------------
Income from operations                 2,338           430            2,768             701            --            3,469
Equity in net income of
   subsidiaries                        1,741         1,066            2,807            --            (2,807)          --
Other income (expense), net             (478)          151             (327)            492            --              165
                                   ---------------------------------------------------------------------------------------
Income before income taxes             3,601         1,647            5,248           1,193          (2,807)         3,634
Income tax expense                       719            33              752            --              --              752
                                   ---------------------------------------------------------------------------------------
Net income                          $  2,882        $1,614         $  4,496          $1,193         $(2,807)       $ 2,882
                                   =======================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    UNAUDITED

                                                                   COMBINED
                                                                STERICYCLE AND      NON-
                                                    GUARANTOR      GUARANTOR     GUARANTOR
                                   STERICYCLE,   SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      INC.
                                   ---------------------------------------------------------------------------------------------
Revenues                             $ 66,036        $ 151,446        $ 217,482        $ 21,258        $   (449)       $238,291
Cost of revenues                       37,344           92,436          129,780          15,438            (449)        144,769
Selling, general, and
   administrative expense              21,225           18,889           40,114           3,861            --            43,975
Acquisition related expenses            2,890             --              2,890            --              --             2,890
                                   --------------------------------------------------------------------------------------------
Total costs and expenses               61,459          111,325          172,784          19,299            (449)        191,634
                                   --------------------------------------------------------------------------------------------
Income from operations                  4,577           40,121           44,698           1,959            --            46,657
Equity in net income (loss) of
   subsidiaries                        26,053             (525)          25,528            --           (25,528)           --
Other (expense) income, net           (28,234)             301          (27,933)         (1,425)           --           (29,358)
                                   --------------------------------------------------------------------------------------------
Income before income taxes              2,396           39,897           42,293             534         (25,528)         17,299
Income tax expense (benefit)           (7,896)          14,841            6,945              62            --             7,007
                                   --------------------------------------------------------------------------------------------
Net income                           $ 10,292        $  25,056        $  35,348        $    472        $(25,528)       $ 10,292
                                   ============================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                    UNAUDITED

                                                                   COMBINED
                                                                STERICYCLE AND      NON-
                                                    GUARANTOR      GUARANTOR     GUARANTOR
                                   STERICYCLE,   SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      INC.
                                   ---------------------------------------------------------------------------------------------
Revenues                            $47,945         $9,135         $57,080         $ 17,569          $  (364)         $74,285
Cost of revenues                     29,904          5,820          35,724           13,638             (364)          48,998
Selling, general, and
   administrative expense            10,772          1,758          12,530            3,011             --             15,541
                                   ------------------------------------------------------------------------------------------
Total costs and expenses             40,676          7,578          48,254           16,649             (364)          64,539
                                   ------------------------------------------------------------------------------------------
Income from operations                7,269          1,557           8,826              920             --              9,746
Equity in net income of
   subsidiaries                       2,608            732           3,340             --             (3,340)            --
Other income (expense), net              53            431             484             (193)            --                291
                                   ------------------------------------------------------------------------------------------
Income before income taxes            9,930          2,720          12,650              727           (3,340)          10,037
Income tax expense                    2,061            107           2,168             --               --              2,168
                                   ------------------------------------------------------------------------------------------
Net income                          $ 7,869         $2,613         $10,482         $    727          $(3,340)         $ 7,869
                                   ==========================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    UNAUDITED

                                                                    COMBINED
                                                                  STERICYCLE AND      NON-
                                                    GUARANTOR      GUARANTOR       GUARANTOR
                                     STERICYCLE,   SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      INC.
                                   -------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by operating
     activities                         $     34        $ 3,848        $  3,882        $ 1,557        $  --         $  5,439
                                   -----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   (5,508)        (2,077)         (7,585)          (348)          --           (7,933)
   Payments for acquisitions and
     international investments,
     net of cash acquired                 (3,215)          (972)         (4,187)           (16)          --           (4,203)
   Proceeds from maturity of
     short-term investments                  237           --               237           --             --              237
                                   -----------------------------------------------------------------------------------------
Net cash used in investing
   activities                             (8,486)        (3,049)        (11,535)          (364)          --          (11,899)
                                   -----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net proceeds from bank line of
     credit                                5,000           --             5,000           --             --            5,000
   Principal payments on capital
     lease obligations                      (118)          (881)           (999)          (281)          --           (1,280)
   Repayment of long term debt           (14,898)          --           (14,898)          (231)          --          (15,129)
   Payments of deferred financing
     costs                                  (522)          --              (522)          --             --             (522)
   Proceeds from issuance of
     common stock                          1,265           --             1,265           --             --            1,265
                                   -----------------------------------------------------------------------------------------
Net cash used in financing
   activities                             (9,273)          (881)        (10,154)          (512)          --          (10,666)
                                   -----------------------------------------------------------------------------------------
Net (decrease) increase in cash
   and cash equivalents                 $(17,725)       $   (82)       $(17,807)       $   681        $  --          (17,126)
                                   =========================================================================================
Cash and cash
 equivalents at
   beginning of period                                                                                                19,344
                                                                                                                    --------
Cash and cash equivalents at end
   of period                                                                                                        $  2,218

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   UNAUDITED

                                                                    COMBINED
                                                                  STERICYCLE AND      NON-
                                                    GUARANTOR      GUARANTOR       GUARANTOR
                                     STERICYCLE,   SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      INC.
                                   -------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by (used
     in) operating activities         $   (895)        $ 238         $   (657)        $ 6,409         $ 82            $  5,834
                                   -------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                 (2,254)         --             (2,254)           (129)          16              (2,367)
   Payments for acquisitions
     and international
     investments, net of cash          (11,667)         --            (11,667)           --            --              (11,667)
     acquired
   Proceeds from maturity of
     short-term investments                460          --                460            --            --                  460
   Purchases of short-term                --            --               --            (1,500)         --               (1,500)
     investments
                                   -------------------------------------------------------------------------------------------
Net cash used in investing             (13,461)         --            (13,461)         (1,629)          16             (15,074)
   activities
                                   -------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net payment on bank lines           (16,359)         --            (16,359)           --            --              (16,359)
     of credit
   Repayment of long term debt            (262)         --               (262)         (3,760)         --               (4,022)
   Principal payments on
     capital lease obligations             (36)          (18)             (54)           (100)         --                 (154)
   Net payments on                      (2,750)         --             (2,750)           --            --               (2,750)
     subordinated debt
   Payment of deferred                     (40)         --                (40)           --            --                  (40)
     financing costs
   Net proceeds from secondary
     public offering of common          47,158          --             47,158            --            --               47,158
     stock
   Proceeds from other
     issuances of common stock             141          --                141              (5)           5                 141
                                   -------------------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                 27,852           (18)          27,834          (3,865)           5              23,974
                                   -------------------------------------------------------------------------------------------
Net increase in cash and cash
   equivalents                        $ 13,496         $ 220         $ 13,716         $   915         $103              14,734
                                   ===========================================================================================
Cash and cash equivalents at
   beginning of period                                                                                                   1,283
                                                                                                                      --------
Cash and cash equivalents at
   end of period                                                                                                      $ 16,017
                                                                                                                      ========





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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The following summarizes (in thousands) the Company's operations:

                                                              Three Months Ended
                                                                  September 30,
                                                      2000                       1999
                                                      -----                      ----
                                                    $            %           $           %
Revenues                                         $81,066       100.0      $25,398       100.0
Cost of revenues                                  49,151        60.6       16,658        65.6
                                                 --------------------------------------------
Gross profit                                      31,915        39.4        8,740        34.4
Selling, general and administrative
 expenses                                         14,765        18.2        5,271        20.8
                                                 --------------------------------------------
Income from operations before acquisition
  related costs                                   17,150        21.2        3,469        13.7
Acquisition related costs                          1,483         1.8         --
                                                 --------------------------------------------

Income from operations                            15,667        19.3        3,469        13.7
Net income                                         3,433         4.2        2,882        11.3
Depreciation and amortization                      5,803         7.2        1,771         7.0
EBITDA before acquisition related costs*          22,809        28.1        5,255        20.7
Earnings per share-Diluted                           .17                      .19
Earnings per share-Diluted (before tax
   adjusted acquisition related costs)               .22                      .19
Earnings per share-Diluted (fully taxed
   at 40% before acquisition related costs)          .22                      .15

*EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income.

         Revenues. Revenues increased $55.7 million or 219.2%, to $81.1 million during the three months ended September 30, 2000 from $25.4 million during the comparable period in 1999 as a result of the acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the "BFI acquisition"), which we completed in November 1999 and as we continued to implement our strategy of focusing on sales to higher-margin small account customers. International equipment revenues and revenues from Medam during the three months ended September 30, 2000 were $2.7 million. During the three months ended September 30, 2000, acquisitions contributed approximately $53.1 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased over 16% while revenues from large account customers increased by more than 5%.

         Cost of Revenues. Cost of revenues increased $32.5 million to $49.2 million during the three months ended September 30, 2000 from $16.7 million during the comparable period in 1999. The increase was primarily due to the substantial increase in revenues during the three months ended September 30, 2000 compared to the same period in 1999. The gross margin percentage increased to 39.4% during the three months ended September 30, 2000 from 34.4% during the same period in 1999 as a result of the further integration of the BFI acquisition and an increase in international equipment revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.8 million for the three months ended September 30, 2000 from $5.3 million for the comparable period in 1999. The increase was largely the result of increases in selling and marketing expenses as a result of the BFI acquisition, higher amortization of goodwill, expansion of our sales network, and increased administrative costs related to the higher volume. Selling, general and administrative expenses as a percent of revenues decreased to 18.2% during the three months ended September 30, 2000 from 20.8% during the comparable period in 1999. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 14.0% during the three months ended September 30, 2000 from 18.5% during the comparable period in 1999.

       Acquisition related costs. During the three months ended September 30, 2000, we incurred acquisition related costs of $1.5 million related to the integration of the BFI acquisition.

        EBITDA. Earnings before interest, income taxes, depreciation and amortization ('EBITDA') before the acquisition related costs increased by 334.0% to $22.8 million or 28.1% of revenue for the three months ended September 30, 2000 as compared to $5.3 million or 20.7% of revenue for the comparable period in 1999. The increase in EBITDA is primarily due to the factors described above.

         Interest Expense and Interest Income. Interest expense increased to $9.9 million during the three months ended September 30, 2000 from $.2 million during the comparable period in 1999 primarily due to increased interest expense related to borrowings associated with the BFI acquisition. Interest income decreased to $.2 million during the three months ended September 30, 2000 from $.3 million during the comparable period in 1999 primarily due to lower cash balances.


         Income Tax Expense. Income taxes for the three months ended September 30, 2000 reflects an effective tax rate of approximately 41.2% for federal and state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999


The following summarizes (in thousands) the Company's operations:

                                                               Nine Months Ended
                                                                September 30,
                                                         2000                     1999
                                                         -----                    ----
                                                     $            %           $            %
Revenues                                         $238,291       100.0      $74,285       100.0
Cost of revenues                                  144,769        60.8       48,998        66.0
                                                 ---------------------------------------------
Gross profit                                       93,522        39.2       25,287        34.0
Selling, general and administrative
 expenses                                          43,975        18.5       15,541        20.9
                                                 ---------------------------------------------
Income from operations before acquisition
 related costs                                     49,547        20.8        9,746        13.1
Acquisition related costs                           2,890         1.2         --          --
                                                 ---------------------------------------------
Income from operations                             46,657        19.6        9,746        13.1
Net income                                         10,292         4.3        7,869        10.6
Depreciation and amortization                      17,415         7.3        5,316         7.2
EBITDA before acquisition related costs*           66,790        28.0       15,466        20.8
Earnings per share-Diluted                            .52                      .54
Earnings per share-Diluted (before
   acquisition related costs)                         .61                      .54
Earnings per share-Diluted (fully taxed
   at 40% before acquisition related costs)           .61                      .42



*EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income.


         Revenues. Revenues increased $164 million or 220.8%, to $238.3 million during the nine months ended September 30, 2000 from $74.3 million during the comparable period in 1999 as a result of the BFI acquisition and as we continued to implement our strategy of focusing on sales to higher-margin small account customers. During the nine months ended September 30, 2000, acquisitions made during the last 12 months contributed approximately $159 million to the increase in revenues as compared to the prior year. International equipment revenues and revenues from Medam were $3.7 million during the nine months ended September 30, 2000.

         Cost of Revenues. Cost of revenues increased $95.8 million or 195.5%, to $144.8 million during the nine months ended September 30, 2000 from $49 million during the comparable period in 1999. This increase was primarily due to the substantial increase in revenues during 2000 compared to the same period in 1999. The gross margin percentage increased to 39.2% during the nine months ended September 30, 2000 from 34.0% during the comparable period in 1999 as a result of the further integration of the BFI acquisition.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $44 million for the nine months ended September 30, 2000 from $15.5 million for the comparable period in 1999. The increase was largely the result of increases in selling and marketing expenses as a result of the

BFI acquisition, higher amortization of goodwill, expansion of our sales network, and increased administrative costs related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 18.5% during the nine months ended September 30, 2000 from 20.9% during the comparable period in 1999. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 14.2% during the nine months ended September 30, 2000 from 18.5% during the comparable period in 1999.

         Acquisition related costs. During the nine months ended September 30, 2000, we incurred acquisition related costs of $2.9 million related to the integration of the BFI acquisition.

         EBITDA. Earnings before interest, income taxes, depreciation and amortization ('EBITDA') before acquisition related costs increased by 331.9% to $66.8 million or 28.0% of revenues for the nine months ended September 30, 2000 as compared to $15.5 million or 20.8% of revenues for the comparable period in 1999. The increase in EBITDA is primarily due to the factors described above.


         Interest Expense and Interest Income. Interest expense increased to $29.7 million during the nine months ended September 30, 2000, from $.7 million during the comparable period in 1999, primarily due to increased interest expense related to borrowings associated with the BFI acquisition. Interest income decreased to $.5 million during the nine months ended September 30, 2000, from $.6 million during the comparable period in 1999 due to lower cash balances throughout the nine months versus the prior year.

         Income Tax Expense. Income taxes for the nine months ended September 30, 2000 reflects an effective tax rate of approximately 40.5% for federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES


         At September 30, 2000, our working capital was $39 million compared to working capital of $26.9 million at December 31, 1999. The increase in working capital is primarily due to higher accounts receivable balances due to the BFI acquisition. We have available a $50 million revolving line of credit secured by our accounts receivable and all of our other assets. At September 30, 2000 we had $5 million in borrowings under this line.

         Net cash provided by operating activities was $5.4 million during the nine months ended September 30, 2000 compared to net cash provided by operating activities of $5.8 million for the comparable period in 1999. This decrease primarily reflects higher accounts receivable and lower accounts payable and accrued liabilities partially offset by higher net income, depreciation and amortization expense .

     Net cash used in investing activities for the nine months ended September 30, 2000 was $11.9 million compared to $15.1 million for the comparable period in 1999. The change is primarily attributable to the decrease in acquisitions completed in 2000 partially offset by an increase in capital expenditures in 2000. Capital expenditures were $7.9 million for the nine months ended September 30, 2000 compared to $2.4 million for the same period in 1999.

         Net cash used in financing activities was $10.7 million during the nine months ended September 30, 2000 compared to net cash provided by financing activities of $24 million for the comparable period in 1999. The difference between the two periods results primarily from the completion of our second public offering of common stock, which raised $47.2 million net of offering costs, partially offset by the repayment of $23.3 million in debt in the nine months ended September 30, 1999.

During the first nine months of 2000 we made repayments of $16.4 million in debt which consisted of approximately $3.5 million in scheduled repayments and $12.9 million in prepayments.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed with this Report:

         11       Statement Re: Computation of Per Share Earnings

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: November 10, 2000.


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