Form 10-K
period 2000-12-31
STERICYCLE INC
filed 2001-03-21
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 16, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $482,474,811.

         On March 16, 2001, there were 15,258,245 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 15, 2001.

                                     PART I

ITEM 1.    BUSINESS

         Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

COMPANY OVERVIEW

         We are the largest regulated medical waste management company in North America, serving approximately 250,000 customers throughout the United States, Canada, Puerto Rico and Mexico. We have the only fully integrated, national medical waste management network. Our network includes 33 treatment/collection centers and 99 additional transfer and collection sites. We use this network to provide the industry's broadest service offering, including medical waste collection, transportation and treatment and related consulting, training and education services and products. Our treatment technologies include our proprietary electro-thermal-deactivation system ("ETD") as well as traditional methods such as autoclaving and incineration. For the years ended December 31, 2000 and 1999, our revenues were $323.7 million and $132.8 million, respectively.

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

         We benefit from significant customer diversification, with no single customer accounting for more than 1% of revenues, and our top 10 customers accounting for less than 3% of revenues. Our two principal groups of customers include approximately 245,300 small account customers (e.g., outpatient clinics, medical and dental offices and long-term and sub-acute care facilities) and approximately 4,700 large account customers (e.g., hospitals, blood banks and pharmaceutical manufacturers). Small account customers tend to be more likely to outsource medical waste management services and tend to be more service oriented and less price sensitive, resulting in higher margins for us. We are targeting new small account customers through our large proprietary database of potential new small account customers and our dedicated small account sales force. We successfully increased the proportion of revenues from small account customers from 33% of revenues in the fourth quarter of 1996 to 57% in the fourth quarter of 2000.

         In November 1999, we acquired the medical waste business of Browning-Ferris Industries, Inc. ("BFI") from Allied Waste Industries, Inc. ("Allied") for $410.5 million in cash. Allied had acquired BFI in a merger completed in July 1999. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States.

INDUSTRY OVERVIEW

         The large, fragmented medical waste industry has experienced significant growth since its inception. The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988 ("MWTA"), which Congress enacted in response to media attention after medical waste washed ashore on ocean beaches, particularly in New York and New Jersey. Since the 1980s, the public and government regulators have increasingly demanded the proper handling and disposal of the medical waste generated by the health care industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products.

         An independent study estimated the size of the regulated medical waste market in the United States in 2000 to be approximately $1.5 billion. We believe that the worldwide market for regulated medical waste management services is currently approximately $3.0 billion and is in excess of $10.0 billion when ancillary services such as training, education, product sales and consulting services are taken into account. Industry growth is driven by a number of factors. These factors include:

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

         Our industry is subject to extensive regulation beyond the MWTA. For example, the new stringent Clean Air Act regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations are expected to increase the costs of operating medical waste incinerators and to result in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In 1997, the U.S. Environmental Protection Agency ("EPA") estimated that approximately 83-90% of small medical waste incinerators, 60-95% of medium medical waste incinerators and up to 35% of large medical waste incinerators in the United States will be closed over the next several years. In addition, OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. We believe that these regulations will help to expand the market for our services beyond traditional providers of health care.

COMPETITIVE STRENGTHS

         We believe that we benefit from the following competitive strengths:

         MARKET LEADER. We are the largest and the only national provider of medical waste management services in the United States. As a result of our market leadership position, we provide our customers with superior, vertically-integrated services as well as a variety of products, and we are the only industry participant able to provide national accounts with local service. We believe that our leading market position provides us with more operating leverage and a unique competitive advantage in attracting and retaining customers as compared to our smaller regional and local competitors.

         BROAD RANGE OF SERVICES. We offer our customers a broad range of services to help them develop internal systems and processes which allow them to manage their medical waste efficiently and safely from the point of generation through treatment and disposal. For example, we have developed programs to help train our customers' employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA and other relevant regulations. We also supply specially designed containers for use by most of our large account customers, including our Steri-Tub(R) container, a reusable leak and puncture-resistant container, made from recycled plastic, which we developed and patented.

         ESTABLISHED NATIONAL NETWORK. Our 33 treatment/collection centers and our over 250,000 customers in 48 states give us the largest and the only national network in the regulated medical waste industry. In addition, we also serve customers in Canada, Mexico and Puerto Rico. The extensive federal, state and local laws and regulations governing the regulated medical waste industry typically require some type of governmental approval for new facilities. These approvals are frequently opposed by elected officials, local residents or citizen groups, and can be difficult to obtain. We have significant experience in obtaining and maintaining these permits, authorizations and other types of governmental approvals. We believe that a network similar in scale and scope to ours would be expensive and time-consuming for a competitor to develop.

         LOW-COST OPERATOR. We are often the low-cost provider within the markets we serve. Our low cost results from our vertically-integrated network and our broad geographic presence. As a result, we are able to: increase our route densities, which permits our drivers to make more stops per shift; minimize the distance traveled by our collection vehicles to treatment facilities; and increase the utilization of our equipment and facilities to treat more of the waste that we collect internally. Our next largest competitor in the U.S. market has four treatment facilities, and we believe that most of our competitors do not have fully integrated operations. We believe that our vertically-integrated operations provide us with a competitive advantage over smaller, less integrated competitors.

         DIVERSE CUSTOMER BASE AND REVENUE STABILITY. We have developed strong contracts and service agreements with a diverse network of established customers. Our top 10 customers account for less than 3% of revenues, and no single customer accounts for more than 1% of revenues. We believe that our diverse customer base would mitigate the impact of the loss of any particular customer. We are also generally protected from regulatory changes and other factors which affect our costs, because our contracts typically contain provisions which allow us to adjust our prices to reflect any additional costs caused by changes in regulations or costs.

         STRONG SALES NETWORK AND PROPRIETARY DATABASE. We have the largest sales force in the medical waste industry. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have developed a large proprietary database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts.

         EXPERIENCED MANAGEMENT TEAM. Our four most senior executives and the Chairman of our Board of Directors collectively have over 70 years of management experience in the health care and waste management industries. Our Chief Executive Officer, Mark C. Miller, had more than 15 years of senior management experience at Abbott Laboratories and, since joining us in 1992 as Chief Executive Officer, has been with us during our growth from an early stage venture capital concept to the industry leader. Richard T. Kogler joined us in late 1998 as Executive Vice President for domestic operations and Chief Operating Officer. Mr. Kogler previously served in senior roles with American Disposal Services, Inc. Anthony J. Tomasello has been our Executive Vice President for international operations and Chief Technical Officer since January 1999, and previously was our Vice President, Operations beginning in 1990. Mr. Tomasello was previously president and chief operating officer of Pi Enterprises and Orbital Systems. Frank J.M. ten Brink, our Executive Vice President and Chief Financial Officer, previously served as chief financial officer of Telular, Inc. and Hexacomb Corporation. Jack W. Schuler, our Chairman, is also currently chairman of the board of directors of Ventana Medical Systems. Mr. Schuler was previously president and chief operating officer of Abbott Laboratories.

BUSINESS STRATEGY

         Our goals are to strengthen our position as the largest provider of integrated services in the regulated medical waste industry and to continuously improve our profitability. Components of our strategy to achieve these goals include:

         TARGET HIGHER MARGIN, SMALL ACCOUNT CUSTOMERS. We intend to continue actively targeting and increasing our base of higher-margin, small account customers. We have successfully raised the percentage of our revenues from small account customers from 33% of revenues in the fourth quarter of 1996 to 57% in the fourth quarter of 2000, which has helped to increase our operating income margin significantly. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. Small account customers are more service sensitive and typically rely on fully integrated service providers like us for timely waste removal, staff training, assistance with recordkeeping, and OSHA compliance consulting. We believe that the number of small account customers and the opportunities for sales of ancillary services and products to these customers will continue to grow, which will generate significant additional opportunities for revenue growth.

         CAPITALIZE ON OUTSOURCING DUE TO NEWLY ENACTED CLEAN AIR REGULATIONS. The Clean Air Act regulations have increased both the capital costs required to bring many existing incinerators into compliance and the operating costs of continued compliance. The EPA expects that many hospitals will shut down their incinerators in response to regulations adopted in 1997, which limit the discharge into the atmosphere of pollutants released by medical waste incineration. We plan to capitalize on the anticipated movement by hospitals to outsource medical waste treatment rather than incur the cost of installing the air pollution control systems necessary to comply with these EPA regulations. Because our facilities are modern and well maintained, we believe that our future capital expenditures required to bring our incinerators into compliance with these new regulations will be covered within our normal capital expenditure budgets.

         EXPAND RANGE OF SERVICES AND PRODUCTS. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, we are expanding our collection and treatment services through the inclusion of materials like photographic chemicals, lead foils and amalgam used in dental and radiology laboratories. In addition, we now offer a broad range of OSHA compliance and consulting services to our dental customers and have begun to offer these services to other types of customers. Because our drivers call on numerous medical facilities on a routine basis, we also offer many single-use disposable medical supplies to our medical customers, and we may increase these offerings in the future.

ACQUISITIONS

         EVALUATION AND INTEGRATION. We believe that our management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular medical waste management business can be successfully integrated into our business. In determining whether to proceed with a business acquisition, we evaluate a number of factors including:

         - the financial impact of the proposed acquisition, including the effect on our cash flow and earnings per share
         - the historical and projected financial results of the target company
         - the purchase price negotiated with the seller and our expected internal rate of return
         - the composition and size of the target company's customer base
         - the efficiencies that we can achieve by integrating the target company with one or more of our existing operations
         - the potential for enhancing or expanding our geographic service area and allowing us to make other acquisitions in the same service area
         - the experience, reputation and personality of the target company's management
         - the target company's reputation for customer service and relationships with the communities that it serves
         - whether the acquisition gives us any strategic advantages over our competition

         We have established an efficient procedure for integrating newly-acquired companies into our business while minimizing disruption of our operations. Once a business is acquired, we implement programs designed to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiencies and overall profitability.

         BFI ACQUISITION. In November 1999, we completed the acquisition from Allied Waste Industries, Inc. ("Allied") of the medical waste business of Browning-Ferris Industries, Inc. ("BFI") in the United States, Canada and Puerto Rico. Allied had acquired BFI in a merger completed in July 1999. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States, with revenues of $201.7 million for the 12 months ended June 30, 1999. The purchase price for the acquisition was $410.5 million in cash. We paid the purchase price from the following sources, in addition to cash on hand: (i) $225.0 million in borrowings under the term loan facilities of a new senior credit facility that we established with DLJ Capital Funding, Inc., Deutsche Bank and Bank of America, N.A.; (ii) $125.0 million in proceeds from the sale of 12-3/8% senior subordinated notes due 2009; and (iii) $75.0 million in proceeds from the issuance of new Series A Convertible Preferred Stock to certain investment funds associated with Bain Capital, Inc. and Madison Dearborn Partners, Inc. These transactions were completed concurrently with the completion of our acquisition of BFI medical waste business.

         RECENT ACQUISITIONS. We completed a total of 43 acquisitions from 1993 through 1999. In 2000, we completed a further seven acquisitions, as follows:


                               Seller                                      Date                Markets Served
A & J Medwaste, Inc...............................................     October 2000            Florida
Waste Management of New York, Inc.................................     September 2000          New York
Environmental Solutions LLC.......................................     August 2000             Minnesota
Sharps Away (JS Holdings, Inc.)...................................     August 2000             Minnesota
Stick Proof Company...............................................     July 2000               North Carolina
Med Tech Environmental Services, Inc..............................     May 2000                New York
American Medical Waste, Inc.......................................     March 2000              California

SERVICES AND OPERATIONS

         Our services and operations are comprised of collection, transportation, treatment, disposal and recycling, together with related training and education programs, consulting services and product sales. We have 33 treatment/collection facilities located in 22 states, Puerto Rico, Canada and Mexico that serve approximately 250,000 customers, consisting of approximately 245,300 small account customers and approximately 4,700 large account customers. We develop programs to help our customers handle, separate and contain medical waste. We also advise our health care customers on the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our health care customers to assist them in reducing the amount of medical waste they generate.

         COLLECTION AND TRANSPORTATION. We consider efficiency of collection and transportation to be a critical element of our operations because it represents the largest component of our operating costs. We try to maximize the number of stops on each route. We use a tracking system for our collection vehicles that helps to improve efficiency. We try to match the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect reusable containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The containers or boxes are inspected at the customer's site prior to pickup. The waste is then transported directly to one of our treatment facilities or to one of our transfer stations where it is combined with other medical waste and transported to a treatment facility. In some select circumstances we transport medical waste to other specially-licensed medical waste treatment facilities. We transport small quantities of specific hazardous substances, such as photographic fixer, lead foils and dental amalgam, from certain of our customers to a metals recycling operation.

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

]         As part of our collection operations, we supply specially-designed containers for use by most of our large account customers and many of our larger small account customers. We have developed and patented a reusable leak and puncture-resistant container, made from recycled plastic, which we call the Steri-Tub(R) container. The plastic container enables our customers to reduce costs by reducing the number of times that medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing liability resulting from human contact with medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. We believe that these features make the Steri-Tub(R) plastic container superior to our competitors' reusable containers. If a customer generates a large volume of waste, we will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

         TREATMENT AND DISPOSAL. Upon arrival at a treatment facility, containers or boxes of medical waste are scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. In some cases our operating permits require that unacceptable waste be reported to regulatory authorities. After inspection, the waste is treated using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a nonhazardous waste landfill operated by parties unaffiliated with us. After the plastic containers such as Steri-Tubs(R) have been emptied, they are washed, sanitized and returned to customers for re-use.

         CONSULTING SERVICES. Before medical waste is picked up by our trucks, our integrated waste management approach attempts to "build in" efficiencies that will yield logistical advantages. For example, our consulting services can assist our customers in reducing the volume of medical waste that they generate. In addition, we provide customers with the documentation necessary for compliance with laws, which, if they complete the documentation properly, will reduce interruptions to their businesses to verify compliance.

         DOCUMENTATION. We provide complete documentation to our customers for all medical waste that we collect, including the name of the generator, date of pick-up and date of delivery to a treatment facility. We believe that our documentation system meets all applicable federal, state and local regulations regarding the packaging and labeling of medical waste, including regulations issued by the U.S. Department of Transportation, OSHA and state and local authorities. This documentation is sometimes used by our customers to prove that they are in compliance with these regulations. These customers will often pay for us to store, retrieve and reprint old manifests and other documentation. We believe that our ability to offer document archiving and retrieval services represents a competitive advantage.

MARKETING AND SALES

         MARKETING STRATEGY. We have the largest sales force in the medical waste industry. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have developed a large proprietary database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts.

         Our more than 900 drivers also may participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

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

         Our "Steri-Safe" program, which after market testing in 1999, we began to offer to select new and existing small account customers in 2000, provides an integrated medical waste management and compliance-assistance program for small account customers who typically lack the internal personnel and systems to comply with OSHA bloodborne regulations. Our Steri-Safe customers pay a predetermined fee in advance for medical waste collection and treatment services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. We believe that our implementation of the Steri-Safe program will provide us with new and enhanced opportunities to leverage our existing customer base through the program's prepayment structure and diversified product and service offerings.

         We also operate several "mail-back" programs through which we can reach small account customers located in outlying areas that would be inefficient to serve using our regular route structure.

         LARGE ACCOUNT CUSTOMERS. We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as satisfactory levels of profitability can be maintained. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of approximately 4,700 large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

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

         NATIONAL ACCOUNTS. As a result of our extensive geographic coverage, we are the only medical waste business capable of servicing national account customers (i.e., customers requiring medical waste disposal services at various geographically dispersed locations). We will continue to selectively focus on national accounts (as the BFI medical waste business had done successfully prior to our acquisition).

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

         Service agreements are generally for a period of one to five years, although customers may terminate on written notice and, in most service areas, upon payment of a penalty. Many payment options are available, including flat monthly, quarterly or annual charges. We may set our prices on the basis of the number of containers that we collect, the weight of the medical waste that we collect and treat, the number of collection stops that we make on the customer's route, the number of collection stops that we make for a particular multi-site customer, and other factors.

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

         In 1998, we formed Medam S.A. de C.V. ("Medam"), a Mexican joint venture company, to utilize our ETD technology to treat medical waste primarily in the Mexico City market. Medam operates a treatment facility with a 50 metric-ton per day capacity. This facility, which is the largest medical waste treatment facility permitted to date in Mexico, became operational in June 1998. In September 1999, we increased our interest in Medam from 24.5% to 49%, and in July 2000, we acquired a further 15% to give us a 64% interest in the joint venture.

         In 1999, we established a joint venture in Argentina, Medam, B.A. Srl, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Medam B.A., and to provide consulting assistance to Medam B.A. in the installation, start-up and validation of the ETD processing equipment in the joint venture's treatment facility in Buenos Aires.

         In June 2000, we entered into agreements with Aso Cement Co., Ltd and Aso Mining Co., Ltd, to establish an ETD processing facility in Japan. Under these agreements, we will supply ETD processing equipment to Aso and provide consulting assistance to Aso in the installation, start-up and validation of the ETD equipment. In addition, we exclusively licensed to Aso our ETD technology and other proprietary rights for use in certain select territories within Japan.

         In August 2000, we established a joint venture, Evertrade Medical Waste (Proprietary) Limited, a South Africa corporation, to utilize our ETD technology to treat medical waste in the Republic of South Africa. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Evertrade Medical Waste, and to provide consulting assistance to Evertrade Medical Waste in the installation, start-up and validation of the ETD processing equipment in the joint venture's treatment facility in South Africa.

TREATMENT TECHNOLOGIES

         We primarily use three treatment technologies for treating regulated medical waste: autoclaving, incineration and our proprietary ETD technology. The approximate percentages of medical waste, by volume, that we treated in 2000, by type of treatment technology used, were as follows:

         - autoclaving, 60-65%
         - incineration, 27-32%
         - our proprietary ETD technology, 8%

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

         ETD TREATMENT PROCESS. Electro-thermal-deactivation ("ETD") includes a system for grinding medical waste. After grinding, ETD uses an oscillating field of low-frequency radio waves to heat medical waste to temperatures that destroy pathogens such as viruses, bacteria, fungi and yeast, without melting the plastic content of the waste. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, like microwaves, which can penetrate medical waste of a typical density only to a depth of approximately five inches. ETD uses frequencies that match the physical properties of medical waste, enabling the ETD treatment process to kill pathogens at temperatures as low as 90(degree)C. Although ETD is effective in destroying pathogens present in anatomical waste, we do not currently treat anatomical waste using the ETD process.

         We believe that ETD offers advantages over many other methods of treating medical waste. We believe that it is easier to get permits for ETD facilities than for incineration facilities because ETD does not produce fluid or air pollution. ETD facilities also can be more cost-effective to construct than incinerators or autoclaves with shredding capability. ETD also renders medical waste unrecognizable and thus more acceptable for landfills and reduces the volume of waste as well. It may also facilitate recycling of polypropylene plastics and some of the ETD-treated waste may be used for fuel in "waste-to-energy" electrical plants.

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

         Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. See "--State and Local Regulation." In 1997, the EPA estimated that of the approximately 1,100 small, 690 medium and 460 large medical waste incinerators in operation in May 1996, approximately 83-90% of the small incinerators, 60-95% of the medium incinerators and up to 35% of the large incinerators will be closed as hospitals seek less expensive methods of medical waste disposal rather than incur the cost of installing the necessary air pollution control systems to comply with the EPA's regulations. We currently operate 12 incinerators. Because our facilities are modern and well maintained, we believe that our future capital expenditures required to bring our incinerators into compliance with these new regulations will be covered by our normal capital expenditure budget. We believe that we will be successful in obtaining all necessary federal and state permits to continue the operation of our incinerators. The Natural Resources Defense Council, an environmental organization, has sued the EPA challenging the validity of its regulations on the grounds that the minimum emissions standards are too lenient. If successful, this lawsuit could result in the EPA's adoption of stricter air emissions standards for medical waste incinerators. Stricter emissions standards could benefit us if the result is that hospitals and other generators increase or accelerate their use of outside medical waste treatment contractors like us. Stricter emissions standards could also increase the cost to bring our own incinerators into compliance with the more stringent standards. We might also face price increases for treatment of medical waste that we deliver to other parties for incineration.

         Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. Various standards apply to certain aspects of our operations. These regulations govern, among other things:

         - exposure to bloodborne pathogens and other potentially infectious materials
         - lock out/tag out procedures
         - medical surveillance requirements
         - use of respirators and personal protective equipment
         - emergency planning
         - hazard communication
         - noise
         - ergonomics
         - forklift safety

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

         We maintain numerous governmental permits and licenses to conduct our business. Our permits vary from state to state based upon our activities within that state and on the applicable state and local laws and regulations. These permits include:

         - transport permits for solid waste, medical waste and hazardous substances
         - permits to construct and operate treatment facilities
         - permits to construct and operate transfer stations
         - permits governing discharge of sanitary water and registration of equipment under air regulations
         - approvals for the use of ETD and other technologies to treat medical waste, and
         - various business operator's licenses

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

         We also conduct business in Mexico through our joint venture, Medam, which collects medical waste and transports it for treatment to a new facility close to Mexico City. Medical waste is regulated in Mexico as a category of waste distinct from solid or "municipal" waste. Mexican regulations have established collection schedules that are specific to the type and size of generator. The Secretariat of the Environment, Natural Resources and Fisheries is responsible for the enforcement of Mexico's medical waste law. We believe that our joint venture operations in Mexico are in compliance with all material applicable laws, rules and regulations.

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

EMPLOYEES

         As of December 31, 2000, we had 2,369 full-time and 82 part-time employees (including employees of our subsidiaries). Approximately 140 of our drivers and transportation helpers are covered by a total of eight collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from April 2002 to April 2004. We consider our employee relations to be satisfactory.

POTENTIAL LIABILITY AND INSURANCE

         The medical waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:

         - cleanup costs
         - personal injury
         - damage to the environment
         - employee matters
         - property damage
         - alleged negligence or professional errors or omissions in the planning or performance of work

         We could also be subject to fines or penalties in connection with violations of regulatory requirements.

         We carry $26 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($5 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. Our pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

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

ITEM 2.    FACILITIES

         We lease office space for our corporate offices in Lake Forest, Illinois. We own or lease four ETD treatment facilities, nine incineration facilities, 15 autoclave facilities and five facilities that use a combination of these methods or other methods (including two facilities owned or leased by 3CI and one ETD facility owned by Medam). All of our treatment facilities also serve as collection sites. We own or lease 99 additional transfer and collection sites (including six sites owned or leased by 3CI). We consider that these facilities are adequate for our present and anticipated needs. Substantially all of our owned facilities are pledged to secure our indebtedness under our senior credit facility.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our stockholders during the fourth quarter of 2000.

SUPPLEMENTAL INFORMATION

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains certain information regarding our four current executive officers:


   NAME                                   POSITION                                                        AGE
   ----                                   --------                                                        ---
   Mark C. Miller...................      President, Chief Executive Officer and a Director                45
   Richard T. Kogler................      Executive Vice President and Chief Operating Officer             41
   Anthony J. Tomasello.............      Executive Vice President and Chief Technical Officer             54
   Frank J.M. ten Brink.............      Executive Vice President and Chief Financial Officer             44

         Mark C. Miller has served as President and Chief Executive Officer and a director since joining us in May 1992. From May 1989 until he joined us, Mr. Miller served as Vice President for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. He is a director of AmericasDoctor.com (formerly Affiliated Research Centers, Inc.) and Ventana Medical Services, Inc., and is a director of Lake Forest Hospital. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

         Richard T. Kogler joined us as Executive Vice President for domestic operations and Chief Operating Officer in December 1998. From May 1995 through October 1998, Mr. Kogler was Vice President and Chief Operating Officer of American Disposal Services, Inc., a solid waste management company. From October 1984 through May 1995, Mr. Kogler served in a variety of management positions with Waste Management, Inc. Mr. Kogler received a B.A. degree in chemistry from St. Louis University.

         Anthony J. Tomasello has served as our Executive Vice President for international operations and Chief Technical Officer since January 1999 and previously had served as Vice President, Operations since joining us in August 1990. For eight years prior to joining us, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. From 1980 to 1982, he served as Vice President of Operations for Spang and Company, an operating service firm specializing in resource recovery and recycling for manufacturing and process industries. Mr. Tomasello received a B.S. degree in mechanical engineering from the University of Pittsburgh.

         Frank J.M. ten Brink has served as our Executive Vice President and Chief Financial Officer since June 1997. From 1991 until 1996 he served as Chief Financial Officer of Hexacomb Corporation, and from 1996 until joining us, he served as Chief Financial Officer of Telular Corporation. Prior to 1991, he held various financial management positions with Interlake Corporation and Continental Bank of Illinois. Mr. ten Brink received a B.B.A. degree in international business and a M.B.A. degree in finance from the University of Oregon.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our Common Stock is quoted on the Nasdaq National Market under the symbol "SRCL". On March 16, 2001, there were approximately 275 stockholders of record.

         The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

        Quarter                              High             Low
        First quarter 1999                  18.000           11.438
        Second quarter 1999                 15.500            9.500
        Third quarter 1999                  16.313           11.875
        Fourth quarter 1999                 19.750           14.375

        First quarter 2000                  25.313           15.188
        Second quarter 2000                 25.875           19.000
        Third quarter 2000                  27.000           20.125
        Fourth quarter 2000                 42.250           24.063

         We did not pay any dividends during 2000 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our senior credit facility and the indenture pursuant to which we issued our 12-3/8% Senior Subordinated Notes due 2009, and under an agreement in connection with the industrial developments bonds issued to finance our treatment facility at Woonsocket, Rhode Island. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands except per share amounts)

---------------------------------------------------------------------------------------------------------------------------
                                                  Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                    1996             1997           1998           1999           2000
---------------------------------------------------------------------------------------------------------------------------
Statements of Operations Data (1)
---------------------------------------------------------------------------------------------------------------------------
Revenues                                          $24,542          $46,166        $66,681        $132,848       $323,722
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations (2)                  (2,437)           1,386          6,424          12,284         63,466
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  (2,389)           1,430          5,713          13,968(3)      14,511
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock       (2,389)           1,430          5,713          13,628         11,968
---------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share of Common       (0.32)            0.13           0.51            0.92(5)        0.72(5)
Stock (4)
---------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                       2,064            3,078          4,064           9,879         23,469
---------------------------------------------------------------------------------------------------------------------------
EBITDA (6)                                          $(373)          $4,464        $10,489         $30,689        $90,966
---------------------------------------------------------------------------------------------------------------------------
Balance  Sheet Data (at December 31) (1)
---------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and short-term           $  17,749           $7,709       $  1,819       $  19,629        $ 2,947
investments
---------------------------------------------------------------------------------------------------------------------------
Total assets                                       55,155           61,226         97,755         595,786        597,982
---------------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities           4,591            3,475         23,460         355,444        345,104
---------------------------------------------------------------------------------------------------------------------------
Convertible redeemable preferred stock                --               --             --           69,195         71,437
---------------------------------------------------------------------------------------------------------------------------
Shareholder's equity                              $40,014          $45,026        $53,651        $118,114       $134,700
---------------------------------------------------------------------------------------------------------------------------

(1) See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2000.
(2) Includes $7,961,000 and $4,454,000 of acquisition related charges in 1999 and 2000, respectively.
(3) Includes $6,257,000 of tax benefit related to recognition of deferred tax asset principally related to unused net operating losses.
(4) See Note 8 to the Consolidated Financial Statements for information concerning the computation of net income (loss) per common share.
(5) Diluted net income per share of common stock for 1999 includes the effects of the acquisition related charges and tax benefit referred to in Notes (2) and (3), respectively. Without those items, fully-taxed diluted net income per share of common stock for 1999 would have been $0.62. Diluted net income per share of common stock for 2000 includes the affects of the acquisition related charges listed in Note (2). Without this item, fully-taxed diluted net income per share of common stock would have been $0.86.
(6) EBITDA for any period is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense, amortization expense and, in 1999 and 2000, acquisition related charges, to the extent deducted in calculating net income. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated the same way by all companies, is not a measurement required by generally accepted accounting principles and does not represent cash flow from operations as defined by generally accepted accounting principles. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

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

         Our revenues have increased from $1.6 million in 1991 to $323.7 million in 2000. We derive our revenues from services to two principal types of customers: (i) long-term and sub-acute care facilities, outpatient clinics, medical and dental offices, biomedical companies, municipal entities and other smaller-quantity generators of regulated medical waste ("small account" customers) and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of December 31, 2000, we served over 250,000 customers.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         The following summarizes (in thousands) our operations:

                                                            Year Ended December 31,
                                                 2000                                    1999
                                                 ----                                    ----
Revenues                               $323,722            100.0%              $132,848            100.0%
Cost of revenues                       196,345             60.7%               86,126               64.8%
                                       -------                                 ------
Gross profit                           127,377             39.3%               46,725              35.2%
Selling, general and administrative    59,457              18.4%               26,480              19.9%
  expenses                             -------                                 ------
Income from operations before          67,920              21.0%               20,245              15.2%
  acquisition related costs
Acquisition related costs              4,454               1.4%                7,961               6.0%
                                       -----                                   -----
Income from operations                 63,466              19.6%               12,284              9.2%
Net income                             14,511              4.5%                13,968              10.5%
Depreciation and amortization          23,469              7.2%                9,879               7.4%
EBITDA before acquisition related      $90,966             28.1%               $30,689             23.1%
costs*

Earnings per share--
 Diluted, fully taxed, before
  acquisition-related costs            $0.86                                   $0.62

Cash flow per share**                  $1.75                                   $1.25

* EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income.

** Cash flow per share includes the benefit of 15-year goodwill amortization for tax purposes versus 25 to 40 year goodwill amortization for book purposes and excludes acquisition related costs.

         Revenues. Our revenues increased $190.9 million, or 143.7%, to $323.7 million during the year ended December 31, 2000 from $132.8 million during the year ended December 31,1999 as we had a full year of revenues from our acquisition of the medical waste business from Browning Ferris Industries, Inc. (the "BFI acquisition") completed in November 1999 and continued to focus on sales to higher-margin small account customers while simultaneously paring specified higher-revenue but lower-margin accounts with large account customers. Revenues generated from the sale of machinery and licensing of technology internationally were $7.2 million during 2000 as compared to $5.9 million during 1999. During 2000, acquisitions contributed approximately $180.0 million to the increase in our revenues from 1999. For the year, internal growth for small account customers increased approximately 8.0% while revenues from large account customers increased by approximately 3.5%.

         Cost of revenues. Our cost of revenues increased $110.2 million or 128.0%, to $196.3 million during the year ended December 31, 2000, from $86.1 million during the year ended December 31, 1999. The increase was primarily due to the substantial increase in revenues during 2000 compared to 1999 and to the cost of equipment sold internationally. Our gross margin percentage increased to 39.3% during 2000 from 35.2% during 1999 as a result of the further integration of the BFI acquisition into our existing infrastructure, lower costs relating to the changing mix of small account versus large account customers, higher gross margins on international equipment sales, and increased utilization of treatment capacity.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $59.5 million during the year ended December 31, 2000, from $26.5 million during the year ended December 31,1999. This increase was largely the result of increases in selling and marketing expenses and goodwill amortization as a result of the BFI acquisition. Selling, general and administrative expenses as a percentage of revenue decreased to 18.4% during 2000 from 19.9% during 1999. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 14.1% during 2000 from 16.7% during 1999.

         Acquisition related costs. During the year end December 31, 2000 we incurred integration and other non-recurring acquisition costs of $4.5 million related to the BFI acquisition as compared to $8.0 million during the year ended December 31, 1999. These costs included severance and facility closure costs, other non-recurring acquisition related costs, and transition related expenses. We anticipate that we will incur an additional $1,000,000 in acquisition related expenses during the year ended December 31, 2001.

         EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") before acquisition related charges increased by 196.4% to $91 million or 28.1% of revenues for the year ended December 31, 2000 as compared to $30.7 million or 23.1% of revenues for the year ended December 31, 1999. The increase in EBITDA is primarily due to the factors described above.

         Interest expense and interest income. Interest expense increased to $39.8 million during the year ended December 31, 2000, from $6.2 million during the year ended December 31, 1999, primarily due to increased borrowings for the BFI acquisition. Interest income decreased to $.6 million during 2000, from $1.1 million during 1999, primarily due lower cash balances throughout the year.

         Income tax expense. Income taxes for the year ended December 31, 2000 reflects an effective tax rate of approximately 39.1% for federal and state income taxes. Income tax expense for the year ended December 31, 1999 reflects a one time tax benefit of $6.3 million recorded in compliance with FASB 109.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The following summarizes (in thousands) our operations:

                                                              Year Ended December 31,
                                                  1999                                    1998
                                                  ----                                    ----
Revenues                                $132,848           100.0%            $ 66,681            100.0%
Cost of revenues                          86,123            64.8%              45,328             68.0%
                                        --------           -----             --------            -----
Gross profit                              46,725            35.2%              21,353             32.0%
Selling, general and administrative       26,480            19.9%              14,929             22.4%
expenses
Income from operations before             20,245            15.2%               6,424              9.6%
acquisition related costs
Acquisition related costs                  7,961             6.0%                   -                -
                                        --------            ----                    -                -
Income from operations                    12,284             9.2%               6,424              9.6%
Net income                                13,968            10.5%               5,713              8.6%
Depreciation and amortization              9,879             7.4%               4,064              6.1%
EBITDA before acquisition related       $ 30,689            23.1%            $ 10,489             15.7%
costs*

Earning per share
 Diluted, fully taxed before            $   0.62                             $   0.34
 acquisition-related costs

Cash flow per share**                   $   1.25                             $   0.82

* EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income. See Item 6, Note (6).

** Cash flow per share includes the benefit of 15 year goodwill amortization for tax purposes versus 25 to 40 year goodwill amortization for book purposes and excludes acquisition related costs.

         Revenues. Our revenues increased $66.1 million or 99.2%, to $132.8 million during the year ended December 31, 1999 from $66.7 million during the year ended December 31,1998 as we completed the acquisition of the medical waste business from the BFI acquisition and continued to focus on sales to higher-margin small account customers while simultaneously paring specified higher-revenue but lower-margin accounts with large account customers. Revenues generated from the sale of machinery internationally were $5.9 million during the year ended December 31, 1999 as compared to $6.0 million during 1998. During 1999, acquisitions contributed approximately $61.5 million to the increase in our revenues from 1998. For the year, internal growth for small account customers increased approximately 15.8% while revenues from large account customers decreased by approximately 1.3%.

         Cost of revenues. Our cost of revenues increased $40.8 million, or 90.0%, to $86.1 million during the year ended December 31, 1999, from $45.3 million during the year ended December 31, 1998. The increase was primarily due to the completion of the BFI acquisition and the substantial increase in revenues during 1999 compared to 1998 and to the cost of equipment sold internationally. Our gross margin percentage increased to 35.2% during 1999, from 32% during 1998, as a result of the further integration of new acquisitions into our existing infrastructure, lower costs relating to the changing mix of small account versus large account customers and increased utilization of treatment capacity.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $26.5 million during the year ended December 31, 1999, from $14.9 million during the year ended December 31,1998. This increase was largely the result of increases in selling and marketing expenses and goodwill amortization as a result of our acquisitions, expansion of our sales network, and increased administrative expenses related to the higher volume. Selling, general and administrative expenses as a percentage of revenues decreased to 19.9% during 1999 from 22.4% during 1998. Excluding amortization, selling, general and administrative expenses as a percent of revenues decreased to 16.7% during 1999 from 20.1% during 1998.

         Acquisition related costs. During the fourth quarter of 1999, we incurred integration and other non-recurring acquisition costs of $8.0 million related to the BFI acquisition. These costs included severance and facility closure costs, other non-recurring acquisition related costs, and transition related expenses.

         EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") before the acquisition related charges increased by 192.6% to $30.7 million, or 23.1% of revenues for the year ended December 31, 1999 as compared to $10.5 million, or

15.7% of revenues for the year ended December 31, 1998. The increase in EBITDA is primarily due to the factors described above.

         Interest expense and interest income. Interest expense increased to $6.2 million during the year ended December 31, 1999, from $.8 million during the year ended December 31, 1998, primarily due to increased borrowings for the BFI acquisition. Interest income also increased to $1.1 million during 1999, from $.7 million during 1998, primarily due to interest income on the investment of excess funds from the secondary offering of public stock that we completed in February 1999.

         Other Income and Expense. During the year ended December 31, 1999, a one-time gain of $.8 million on the sale of routes by 3CI Complete Compliance Corporation, of which our wholly-owned subsidiary, Waste Systems, Inc. is a majority shareholder, was partially offset by a one-time cash expense of $.2 million for warrants issued with bridge loan borrowings in December 1998 and January 1999.

         Income tax expense. Income tax expense for the year ended December 31, 1999 reflects a one time tax benefit of $6.3 million recorded in compliance with FASB 109. Under FASB 109, we are required to recognize our net deferred tax assets if we believe that we are more likely than not to benefit from our carryforward losses and tax credits in future years.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, our working capital was $47.9 million compared to working capital of $26.9 million at December 31, 1999. The increase in working capital was primarily due to a higher accounts receivable balance as a result of the BFI acquisition.

         Net cash provided by operating activities was $10.2 million during the year ended December 31, 2000 compared to $11.8 million for the year ended December 31, 1999. This decrease primarily reflects higher accounts receivable balances offset by higher depreciation and amortization expense and a decrease in our deferred tax asset.

         Net cash used in investing activities for the year ended December 31, 2000 was $15.7 million compared to $425.6 million for the year ended December 31, 1999. The change is primarily attributable to the decrease in cash used for funding acquisitions and international investments completed in 2000. Capital expenditures were $11.6 million for 2000 compared to $3.8 million for 1999. Payments for acquisitions and international investments amounted to $4.6 million during 2000.

         In order to finance the BFI acquisition in 1999, we conducted a series of financings. As a result we are a substantially leveraged company. We also recorded a substantial increase in goodwill and other intangible assets in connection with the BFI acquisition, and we have experienced a corresponding large increase in amortization expense.

         We have a credit agreement with a group of lenders that provides for an aggregate of up to $260 million in senior secured financing comprised of (i) a six-year term loan A amortizing facility of $70 million, (ii) a seven-year term loan B amortizing facility of $140 million, and (iii) a $50 million revolving loan facility. As of December 31, 2000 we had drawn $5.0 million on the revolving loan facility. Payments of $14.5 million were made on the term loans during 2000.

         In addition, we have outstanding 12-3/8% Series A Senior Subordinated Notes due 2009 in the aggregate principal amount of $125 million.

         Pursuant to a Series A Convertible Preferred Stock Purchase Agreement, on November 12, 1999 we issued and sold to investment funds associated with Bain Capital and Madison Dearborn Partners, a total of 75,000 shares of our convertible preferred stock for $1,000 per share, or an aggregate of $75 million, in cash, less fees of $6.1 million. Dividends on the convertible preferred stock are payable in kind in additional shares and accrue at the annual rate of 3.375%, subject to adjustment.

         Net cash used in financing activities was $11.2 million during the year ended December 31, 2000 compared to net cash provided by financing activities of $431.9 million for the year ended December 31,1999. The difference between the two periods results primarily from the completion of the financings in 1999 previously described and of our second public offering of common stock in February 1999, which raised $47.2 million net of offering costs.

         Our other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by us to finance our Woonsocket, Rhode Island treatment facility and equipment. These bonds, which had an outstanding aggregate balance of $1.0 million as of December 31, 2000 at fixed interest rates ranging from 6.5% to 7.375% are due in various amounts through June 2017. In addition, we have issued various promissory notes in connection with acquisitions during 1997, 1998 and 2000, consisting primarily of a 10-year note issued as a part of the Environmental Control Corporation, Inc. ("ECCO") acquisition, which has an outstanding balance of $1.6 million at December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the consolidated balance sheets at fair value and establishes criteria for hedges of changes in fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the consolidated statement of earnings. This statement was effective for us beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to interest rate risk on our senior credit facility, which is variable rate debt. A 1% change in the interest rate would result in a change in our interest expense of approximately $2.1 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Stericycle, Inc.

         We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Items 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/ Ernst & Young LLP

Chicago, Illinois
February 23, 2001

                        STERICYCLE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except for share and per share data)


                                                                                      December 31,
                                                                                    1999         2000
                                                                                  ---------    ---------
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                                    $  19,344    $   2,666
     Short-term investments                                                             285          281
     Accounts receivable, less allowance for doubtful
         accounts of $980 in 1999 and $3,625 in 2000                                 48,284       71,225
     Parts and supplies                                                               2,035        3,216
     Prepaid expenses                                                                   863        1,858
     Other                                                                            6,729       11,765
                                                                                  ---------    ---------
         Total current assets                                                        77,540       91,011
                                                                                  ---------    ---------

Property, plant and equipment:
     Land                                                                             7,308        7,486
     Buildings and improvements                                                      29,123       26,565
     Machinery and equipment                                                         50,011       54,040
     Office equipment and furniture                                                   5,182        6,515
     Construction in progress                                                           386        3,834
                                                                                  ---------    ---------
                                                                                     92,010       98,440
     Less accumulated depreciation                                                  (16,898)     (24,532)
                                                                                  ---------    ---------
         Property, plant and equipment, net                                          75,112       73,908
                                                                                  ---------    ---------

Other assets:
     Goodwill, less accumulated amortization of $7,974
         in 1999 and $24,507 in 2000                                                421,001      418,790
     Other                                                                           22,133       14,273
                                                                                  ---------    ---------
         Total other assets                                                         443,134      433,063
                                                                                  ---------    ---------
Total assets                                                                      $ 595,786    $ 597,982
                                                                                  =========    =========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long term debt                                            $   5,741    $   5,097
     Accounts payable                                                                14,347       14,444
     Due to seller                                                                    3,576        1,631
     Accrued compensation                                                             7,569        3,887
     Accrued acquisition related expenses                                             7,101        3,766
     Accrued liabilities                                                             12,206       13,783
     Deferred revenue                                                                   142          505
                                                                                  ---------    ---------
         Total current liabilities                                                   50,682       43,113
                                                                                  ---------    ---------

Long-term debt, net of current portion                                              355,444      345,104
Other liabilities                                                                     2,351        3,628
Redeemable preferred stock:
  Series A convertible preferred stock (par value $.01 per share, 75,000 shares authorized and outstanding in 1999 and 2000, liquidation preference of
     $75,340 at December 31, 1999 and $77,883 at December 31, 2000                   69,195       71,437
Common shareholders' equity:
     Common stock (par value $.01 per share, 30,000,000 shares authorized,
         14,665,106 issued and outstanding in 1999, 15,208,866 issued and
         outstanding in 2000)                                                           147          152
     Additional paid-in capital-common stock                                        136,691      141,304
     Accumulated deficit                                                            (18,724)      (6,756)
                                                                                  ---------    ---------
         Total shareholders' equity                                                 118,114      134,700
                                                                                  ---------    ---------
Total liabilities and shareholders' equity                                        $ 595,786    $ 597,982
                                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                   Year Ended December 31,
                                        ---------------------------------------------
                                             1998            1999            2000
                                        ------------    -----------     -------------
Revenues                                $     66,681    $    132,848    $    323,722
Costs and expenses:
  Cost of revenues                            45,328          86,123         196,345
  Selling, general and administrative         14,929          26,480          59,457
  Acquisition related costs                     --             7,961           4,454
                                        ------------    ------------    ------------
    Total costs and expenses                  60,257         120,564         260,256
                                        ------------    ------------    ------------
Income from operations                         6,424          12,284          63,466
Other income (expense)
   Interest income                               713           1,144             558
   Interest expense                             (777)         (6,195)        (39,785)
   Other income, net                               1             565            (423)
                                        ------------    ------------    ------------
      Total other income (expense)               (63)         (4,486)        (39,650)
                                        ------------    ------------    ------------
Income before income taxes                     6,361           7,798          23,816
Income tax expense (benefit)                     648          (6,170)          9,305
                                        ------------    ------------    ------------
Net income                              $      5,713    $     13,968    $     14,511
                                        ============    ============    ============
Earnings per share - Basic              $       0.54    $       0.96    $       0.80
                                        ============    ============    ============
Earnings per share - Diluted            $       0.51    $       0.92    $       0.72
                                        ============    ============    ============
Weighted average number of
  common shares outstanding - Basic       10,647,086      14,240,084      14,879,103
                                        ============    ============    ============
Weighted average number of
  common shares outstanding - Diluted     11,263,528      15,241,778      20,092,844
                                        ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                            Year Ended December 31,
                                                                                      ------------------------------------
                                                                                         1998        1999          2000
                                                                                      ---------    ---------    ----------
OPERATING ACTIVITIES:
Net income                                                                          $   5,713    $  13,968    $  14,511
Adjustments to reconcile net income to net cash provided by operating activities:
   Issuance of warrants                                                                  --            192          160
   Depreciation and amortization                                                        4,064        9,879       23,469
   Deferred income taxes                                                                 --         (7,119)         --
Change in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                                 (1,884)     (31,595)     (21,979)
   Parts and supplies                                                                    (420)         526         (881)
   Prepaid expenses                                                                        58          320       (1,085)
   Other assets                                                                           302       (1,759)      (1,737)
   Accounts payable                                                                     1,781        7,845           66
   Due to seller                                                                         --          3,576       (1,353)
   Tax benefit of disqualifying dispositions of stock options                            --           --          1,059
   Accrued liabilities                                                                 (6,223)      17,980       (2,124)
   Deferred revenue                                                                     1,471       (2,036)         363
                                                                                    ---------    ---------    ---------
Net cash provided by operating activities                                               4,862       11,777       10,469
                                                                                    ---------    ---------    ---------

INVESTING ACTIVITIES:
   Payments for acquisitions and international investments, net of cash acquired      (19,775)    (422,280)      (4,516)
   Proceeds from sale of property                                                         405         --           --
   Proceeds from maturity of short-term investments                                      --            447          502
   Purchases of short-term investments                                                    (41)        --           --
   Capital expenditures                                                                (4,342)      (3,795)     (11,586)
                                                                                    ---------    ---------    ---------
Net cash used in investing activities                                                 (23,753)    (425,628)     (15,600)
                                                                                    ---------    ---------    ---------

FINANCING ACTIVITIES:
   Net proceeds and repayment from bank lines of credit                                16,386      (16,359)       5,000
   Net proceeds and repayment from subordinated debt                                    2,750       (2,750)        --
   Proceeds from long term bank debt                                                     --        225,000         --
   Proceeds from senior subordinated debt                                                --        125,000         --
   Repayment of long term debt                                                         (3,189)      (4,366)     (16,428)
   Payments of deferred financing costs                                                  (218)     (10,828)        (631)
   Principal payments on capital lease obligations                                     (1,273)        (290)      (1,487)
   Net proceeds from secondary public offering of common stock                           --         47,158         --
   Net proceeds from (payments related to) issuance of
     preferred stock                                                                     --         68,855         (300)
   Proceeds from other issuances of common stock                                          344          492        2,299
                                                                                    ---------    ---------    ---------
Net cash provided by (used in) financing activities                                    14,800      431,912      (11,547)
                                                                                    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                                   (4,091)      18,061      (16,678)
Cash and cash equivalents at beginning of period                                        5,374        1,283       19,344
                                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of period                                          $   1,283    $  19,344    $   2,666
                                                                                    =========    =========    =========
Non-cash activities:
   Net issuances of notes payable for certain acquisitions                          $     195    $     103    $     250
   Net issuances of common stock and warrants for certain acquisitions              $   2,568    $   3,043    $   1,260

   The accompanying notes are an integral part of these financial statements.

                       STERICYCLE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1999 and 2000
                                 (in thousands)

                                                                                                                     Notes
                                                                            Issued                                 Receivable
                                                                             and                     Additional    for Common
                                                                          Outstanding                 Paid-in        Stock
                                                                            Shares        Amount      Capital      Purchases
                                                                          -----------     ------     ----------    ----------
Balances at December 31, 1997.........................................      10,473        $  105     $  82,986      $    (4)
Issuance of common stock for exercise of options and
  warrants and employee stock purchase................................         226             2           342           --
Common stock issued for acquisitions..................................         167             2         2,566           --
Principal payments under note receivable..............................          --            --            --            4
Net income............................................................          --            --            --           --
                                                                            ------        ------     ---------      -------
Balances at December 31, 1998.........................................      10,866           109        85,894           --

Issuance of common stock for exercise of options and
  warrants and employee stock purchases...............................         148             1           633           --
Common stock issued for acquisitions..................................         220             2         3,041           --
Secondary public offering of common stock (net of offering costs).....       3,500            35        47,123           --
Preferred dividends...................................................          --            --            --           --
Net income............................................................          --            --            --           --
                                                                            ------        ------     ---------      -------
Balances at December 31, 1999.........................................      14,734           147       136,691           --

Issuance of common stock for exercise of options and
  warrants and employee stock purchases...............................         449             5         2,294           --
Common stock and warrants issued for acquisitions.....................          26            --         1,260           --
Tax benefit of disqualifying dispositions of stock options............          --            --         1,059           --
Preferred dividends...................................................          --            --            --           --
Net income............................................................          --            --            --           --
                                                                            ------        ------     ---------      -------
Balances at December 31, 2000.........................................      15,209        $  152     $ 141,304      $    --
                                                                            ======        ======     =========      =======



                                                                                           Total
                                                                         Accumulated    Shareholders'
                                                                           Deficit         Equity
                                                                         -----------    -------------
Balances at December 31, 1997.........................................     (38,061)          45,026
Issuance of common stock for exercise of options and
  warrants and employee stock purchase................................          --              344
Common stock issued for acquisitions..................................          --            2,568
Principal payments under note receivable..............................          (4)              --
Net income............................................................       5,713            5,713
                                                                         ---------        ---------
Balances at December 31, 1998.........................................     (32,352)          53,651

Issuance of common stock for exercise of options and
  warrants and employee stock purchases...............................          --              634
Common stock issued for acquisitions..................................          --            3,043
Secondary public offering of common stock (net of offering costs).....          --           47,158
Preferred dividends...................................................        (340)            (340)
Net income............................................................      13,968           13,968
                                                                         ---------        ---------
Balances at December 31, 1999.........................................     (18,724)         118,114

Issuance of common stock for exercise of options and
  warrants and employee stock purchases...............................          --            2,299
Common stock and warrants issued for acquisitions.....................          --            1,260
Tax benefit of disqualifying dispositions of stock options............          --            1,059
Preferred dividends...................................................      (2,543)          (2,543)
Net income............................................................      14,511           14,511
                                                                         ---------        ---------
Balances at December 31, 2000.........................................   $  (6,756)       $ 134,700
                                                                         =========        =========


   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

     Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Note 1-DESCRIPTION OF BUSINESS

     We provide regulated medical waste collection, transportation, and treatment services to our customers and related training, education and compliance programs and consulting services. We also sell ancillary supplies and transport pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. We are also expanding into international markets through joint ventures and by licensing our proprietary technology and selling associated equipment.

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly-owned subsidiaries, Stericycle of Arkansas, Inc., Stericycle of Washington, SWD Acquisitions Corporation, Environmental Control Co., Inc. ("ECCO"), Waste Systems, Inc. ("WSI") (the majority shareholder of 3CI Complete Compliance Corporation), Med Tech Environmental Ltd. ("Med-Tech"), BFI Medical Waste, Inc. ("BFI"), BFI Medical Waste, Inc. (Puerto Rico) as well as our 64% ownership in Medam (a Mexican company). All significant intercompany accounts and transactions have been eliminated. In addition, we have a 33% ownership in Medam B.A. Srl (an Argentine company) and a 26.5% ownership in Medical Waste Specialists (PTY) Ltd. (a South African company) which are both accounted for using the Equity method.

Revenue Recognition:

     We recognize revenue at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract.

Cash Equivalents and Short-Term Investments:

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

              Buildings and Improvement-------10 to 30 years

              Machinery and Equipment----------3 to 10 years

              Office Equipment and Furniture---5 to 10 years

              Software--------------------------3 to 7 years

Goodwill:

     Goodwill is amortized using straight-line method over 25 years except for the goodwill related to our acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the "BFI acquisition"), which is being amortized over 40 years. Amortization expense for 1998, 1999 and 2000 related to goodwill was approximately $1.5 million, $4.3 million and $13.8 million respectively. We continually evaluate the value and future benefits of our goodwill. We assess recoverability from future operations using cash flows of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that our best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended December 31, 2000, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.

New Plant Development and Permitting Costs:

     We expense costs associated with the operation of new plants prior to the commencement of services to customers and all initial and most on-going costs related to permitting.


Income Taxes:

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

Derivative Reporting:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the consolidated balance sheets at fair value and establishes criteria for hedges of changes in fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the consolidated statement of operations. This statement was effective for us beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on us.

Segment Reporting:

     Effective January 1, 1998, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related enterprise-wide disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect our results of operations or financial position, but did affect our disclosures. Our operating segments (Stericycle, Inc., BFI, WSI and Med Tech) have similar economic characteristics and are similar in the nature of their products and services, treatment processes, types of customers, methods of distribution of services, and nature of their regulatory environments. Based on this conclusion, we have not presented segment disclosure information. We have provided our enterprise-wide disclosures in Note 15.

Note 3-INCOME TAXES

     At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $9.4 million (excluding 3CI and Med-Tech), which expire beginning in 2006. Based on the Internal Revenue Code of 1986, as amended, and changes in our ownership, utilization of the net operating loss carryforwards is subject to annual limitations which could significantly restrict or partially eliminate the utilization of the net operating losses. Additionally, we have an alternative minimum tax credit carryforward of $.3 million available indefinitely as well as a foreign tax credit of approximately $2.2 million which will begin to expire beginning in 2004.

     Significant components of our income tax expense (benefit) for the years ended December 31, 1998, 1999 and 2000 are as follows:


                         1998           1999           2000

Deferred
  Federal          $        --    ($6,015,000)   $ 4,450,000
  State                     --     (1,104,000)       530,000
                   -----------    -----------    -----------
                            --     (7,119,000)     4,980,000
Current
  Federal          $   243,000    $   100,000      3,165,000
  State                405,000        849,000      1,160,000
                   -----------    -----------    -----------
Total Provisions   $   648,000    ($6,170,000)   $ 9,305,000

     A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                             1998       1999       2000

Federal statutory income tax rate            34.0%      34.0%      35.0%
Effect of:
  State taxes, net of federal tax effect      4.0%       7.6        5.0%
  Alternative minimum taxes                   3.8%        --         --
  Non deductible goodwill amortization        1.8%       3.9%       0.4%
  Change in valuation allowance             (33.4%)   (126.9%)     (1.2%)
Other                                          --        2.3%      (0.1%)
                                           ------     ------      -----

Effective tax rate                          10.2%     (79.1%)      39.1%

Paid income taxes were $1,030,000, $2,014,000 and $1,966,000 in 1998, 1999 and
2000, respectively.

Our deferred tax liabilities and assets as of December 31, 1999 and 2000 are as follows:

                                                 1999            2000

Deferred tax liabilities:
  Capital lease obligations
  Property, plant, and equipment            $ (2,511,000)   $ (3,085,000)
  Goodwill                                    (4,014,000)     (6,861,000)
Other                                           (201,000)     (2,127,000)
                                            ------------    ------------
 Total deferred tax liabilities               (6,726,000)    (12,073,000)


Deferred tax assets:
  Accrued liabilities                          2,561,000       3,807,000
   Other                                       1,538,000       2,291,000
Net operating tax loss carryforward           19,095,000      16,378,000
Alternate minimum tax credit carryforward        238,000         324,000
                                            ------------    ------------
Total deferred tax assets                     23,432,000      22,800,000
                                            ------------    ------------
     Net deferred tax assets                  16,706,000      10,727,000
     Valuation allowance                      (9,587,000)     (8,588,000)
                                            ------------    ------------
              Net deferred tax assets       $  7,119,000    $  2,139,000

     During the fourth quarter of 1999, we re-evaluated the estimated amount of valuation allowance required in light of the profitability achieved in 1997, 1998 and 1999 as well as the improved profitability expected in future years as a result of the BFI acquisition in November 1999. As a result, we reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes", to an amount that we believe is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $6.3 million was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon our assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. At December 31, 1999 and 2000, the valuation allowance relates principally to the net operating loss carryforward at 3CI.

Note 4-ACQUISITIONS

     During the year ended December 31, 2000, we purchased customer lists and selected other assets of seven medical waste management businesses. The aggregate purchase price for these acquisitions was approximately $3.2 million, of which $2.4 million was paid in cash, $.5 million was paid by the issuance of unregistered shares of our common stock, and $.3 million was paid by the issuance of promissory notes. In certain cases, the purchase price is subject to downwards adjustment if revenues from customer contracts acquired do not reach certain specified levels.

     On July 1, 2000 we increased our ownership in our Mexico joint venture, Medam S.A. de C.V. ("Medam"), to 64% from 49% by purchasing an additional 15% interest from our co-venturer. We paid the purchase price of $1.6 million by combination of cash installment payments and warrants to purchase common stock. The increase in ownership changes our accounting method for the joint venture from the equity to the consolidation method beginning July 1, 2000.

     In November 1999, we completed the acquisition from Allied Waste Industries, Inc. ("Allied") of the medical waste business of Browning-Ferris Industries, Inc. ("BFI") in the United States, Canada and Puerto Rico. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States, with revenues of $201.7 million for the 12 months ended June 30, 1999. The purchase price for our acquisition was $410.5 million in cash. We paid the purchase price from the following sources, in addition to cash on hand: (i) $225.0 million in borrowings under the term loan facilities of a new senior credit facility that we established with DLJ Capital Funding, Inc., Bankers Trust Company and Bank of America, N.A.; (ii) $125.0 million in proceeds from the sale of 12-3/8% senior subordinated notes due 2009; and (iii) $75.0 million in proceeds from the issuance of new Series A Convertible Preferred Stock to investment funds affiliated with Bain Capital, Inc. and Madison Dearborn Partners, LLC. These transactions were completed concurrently with the completion of our acquisition of the BFI medical waste business. See Note 5-- Long Term Debt-Senior Credit Facility and - Senior Subordinated Notes and
Note 10 - Series A Preferred Stock.

     In addition, during the year ended December 31, 1999, we purchased the customer lists and selected other assets of 13 medical waste management businesses. The aggregate purchase price for these acquisitions was approximately $8.2 million, of which $6.5 million was paid in cash, $1.6 million was paid by the issuance of unregistered shares of our common stock, and $.1 million was paid by the issuance of promissory notes. In addition, we assumed certain liabilities of the sellers aggregating approximately $.1 million. In certain cases, the purchase price is subject to downwards adjustment if revenues from customer contracts acquired do not reach certain specified levels.

     In December 1998 and January 1999, we acquired all of the outstanding stock and warrants of Med-Tech Environmental Ltd. ("Med-Tech"). Med-Tech, which is located in Toronto, Canada, provides medical waste management services in Canada and the northeastern United States. We paid a total of approximately $3.1 million in cash for the Med-Tech shares and warrants that we acquired. In October 1998, we purchased Med-Tech's junior secured indebtedness of approximately $3.6 million, paying the face value of the acquired debt, in the form of $2.9 million in cash and 36,940 shares of Common Stock, and replacing a letter of credit of approximately $1.6 million (which was returned in January
1999).

     In October 1998, we acquired all the outstanding capital stock of Waste Systems, Inc. ("WSI"). The purchase price was $10 million in cash and the grant of certain exclusive negotiation and first refusal rights to the sellers in respect of the purchase, for installation and operation in the Federal Republic of Germany, of medical waste treatment units incorporating our proprietary ETD technology. WSI owns approximately 55.5% of the common stock and all of the preferred stock of 3CI Complete Compliance Corporation ("3CI"), which provides regulated medical waste management services in the southeastern United States. 3CI's common stock is traded over-the-counter under the symbol "TCCC". WSI also owns a secured promissory note from 3CI which, as amended in December, 1998, is payable to WSI in the principal amount of approximately $5.6 million on or before March 31, 2001.

     In addition, during 1998, we acquired customer contracts and certain assets of 10 regulated medical waste businesses. The purchase price for these six acquisitions was paid in the form of cash, issuance of our common stock, assumption of liabilities, and in two cases delivery of notes payable in 1998.

     For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 1998, 1999 and 2000 of $22.5 million, $424.4 million and $3.1 million respectively, net of cash acquired, was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price of 1998, 1999, and 2000 acquisitions includes the value of 167,000, 220,058 and 26,000 shares respectively, of our common stock issued to the sellers. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying Consolidated Balance Sheets as goodwill. The results of operations of these acquired businesses are included in the Consolidated Statement of Operations from the date of the acquisition. The effect of these acquisitions would not have a significant effect on our operations, except for the BFI, Med Tech, and Waste Systems acquisitions.

     The following unaudited pro forma results of the operations assumes that the BFI acquisition occurred as of January 1, 1999 after giving effect to certain adjustments including amortization of goodwill, increased interest expense on debt incurred in connection with the acquisitions and adjustments to record incremental recurring costs associated with the consolidation of the operations as the historical results of operations of BFI did not reflect these costs:


                                               Year ended December 31, 1999
                                           (in thousands, except per share data)

     Pro forma revenues                                     $304,386

     Pro forma net income*                                    20,277

     Pro forma diluted net income per share*                    1.07


* includes a tax benefit of $6.3 million in 1999

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period indicated or of future results of operations.

Note 5--LONG TERM DEBT

     Long term debt consists of the following at December 31:

                                                        1999       2000
                                                      --------   --------
                                                         (in thousands)

  Industrial development revenue bonds                 $  1,145   $    990

  Obligations under capital leases                        6,140      4,749

  Notes Payable to Bank                                 225,000    215,456

  Senior Subordinated Debt                              125,000    125,000

  Notes Payable                                           3,900      4,006
                                                       --------   --------
                                                        361,185    350,201
    Less:  Current Portion                                5,741      5,097
                                                       --------   --------
  Total                                                $355,444   $345,104
                                                       ========   ========

     In connection with our May 1997 purchase of ECCO's stock, a 10-year note for $2,300,000 was issued to the owners of ECCO. The note is payable in 10 equal annual installments due on May 1 of each year starting in 1998. The note bears interest at the rate of 6.86% per annum.

     During 1992, we entered into an obligation to finance the development of its Woonsocket, Rhode Island facility. The development and purchase of substantially all of the property and equipment for the facility was financed from the issuance of industrial development revenue bonds. The bonds are due in various amounts through 2017 at fixed interest rates ranging from 6.5% to 7.375% and are collateralized by the property and equipment at the facility. The terms of an agreement entered into in connection with the issuance of the bonds contain, among other provisions, requirements for maintaining defined levels of working capital and various financial ratios including debt to net worth.

     Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 2000 are as follows:

                                                           (in thousands)

         2001                                                 $  4,143
         2002                                                   15,588
         2003                                                   17,283
         2004                                                   19,148
         2005                                                   23,685
         Thereafter                                            265,605

The company paid interest of $.7 million, $2.2 million and $37.9 million for the fiscal years ended December 31, 1998, 1999 and 2000, respectively.

     At December 31, 2000 property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheet is as follows:

                                                           (in thousands)

         Machinery and Equipment                               $    43
         Vehicles                                                5,741
         Less--accumulated depreciation and amortization        (1,350)
                                                              --------
                                                               $ 4,435

   Minimum future lease payments under capital leases are as follows:

                                                            (in thousands)

         2001                                                   $1,334
         2002                                                    1,288
         2003                                                    1,041
         2004                                                      844
         2005                                                      711
         Thereafter                                                691
                                                                ------
         Total minimum lease payments                            5,909
         Less amounts representing interest                     (1,160)
                                                                ------
         Present value of net minimum lease payments             4,749
         Less Current portion                                      954
                                                                ------
           Long-term obligations under capital leases           $3,795
                                                                ------

Senior Credit Facility

     In November 1999, we established a term loan and revolving credit facility under a credit agreement with various financial institutions. The facility consists of (i) a six-year revolving credit facility of up to $50.0 million,
(ii) a six-year term loan A in the principal amount of up to $75.0 million and
(iii) a seven-year term loan B in the principal amount of up to $150.0 million. The Company borrowed the full amount available under term loan A and term loan B principally to finance a portion of the purchase price of our acquisition of BFI. As of December 31, 2000, we have made $5.0 million in payments on the term loan A and $9.5 million in payments on the term loan B. In addition, we had $5.0 million outstanding under the revolving credit facility.

     Repayment. Term loan A matures in quarterly installments, resulting in aggregate annual amortization payments as a percentage of the initial principal amount as follows:

       Year                        Annual Amortization
                                 (in percentage of the
                                Initial principal amount)

       2000                              2.5%
       2001                              7.5%
       2002                              12.5%
       2003                              22.5%
       2004                              25.0%
       2005                              30.0%

     Term loan B matures in quarterly installments, resulting in aggregate annual amortization payments as a percentage of the initial principal amount as follows:

       Year                       Annual Amortization
                                 (in percentage of the
                                initial principal amount)

       2000-2005                         1.0%
       2006                             94.0%

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

     Interest. At our option, the interest rates per annum applicable to the revolving credit facility, term loan A and term loan B are fluctuating rates of interest determined by reference to (a) the London Interbank Offered Rate ("LIBOR") plus the applicable margin, or (b) a base rate which is the greater of the prime rate and the rate which is 1/2 of 1% in excess of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin is determined on the basis of our total leverage ratio. At December 31, 2000, the range on the rate of interest on term loan A was 8.95%-9.25% per annum, and the range on the rate of interest on term loan B was 9.95%-12.00% per annum.

     Prepayments. We are permitted at any time voluntarily to prepay the obligations under the term loans and to reduce the amount committed under the revolving credit facility without any penalty or premium. we are required to prepay the term loans with: (i) 100% of the net proceeds of specified asset sales, proceeds from condemnation and the like, and proceeds from loss or casualty, subject to customary exceptions for repairs and replacements; (ii) 100% of the net proceeds from the sale or issuance of debt securities; (iii) 50% of the net proceeds from the issuance of equity securities, subject to customary adjustments to be mutually determined; (iv) 75% of excess cash flow, subject to customary adjustments to be mutually determined; and (v) 100% of payments by or on behalf of Allied in respect of any purchase price adjustments in connection with the BFI acquisition. Prepayments will be applied pro rata to term loan A and term loan B and will be applied to scheduled installments on each loan on a pro rata basis (with the exception that the lenders with respect to term loan B can decline to be prepaid). At December 31, 2000, we had prepaid the term loan A by $3.1 million and had prepaid the term loan B by $8.0 million.

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

Senior Subordinated Notes

     In November 1999, we issued 12-3/8% Series A Senior Subordinated Notes due 2009 in the aggregate principal amount of $125.0 million. In connection with the issuance of the Series A notes to the initial purchasers, we agreed to make an offer to holders of the Series A notes to exchange their notes for substantially identical Series B notes registered under the Securities Act. This exchange offer was completed in January 2000, with holders of all the Series A notes exchanging their notes for new, registered 12-3/8% Series B notes. We used the net proceeds from the sale of the notes to finance a portion of the purchase price of our acquisition of BFI.

     The notes are general unsecured obligations of ours, and are subordinated in right of payment to our debt under our senior credit facility.

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

       Year                             Percentage

       2004........................     106.1875%
       2005........................     104.1250%
       2006........................     102.0625%
       2007 and thereafter.........     100.0000%


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


Note 6--LEASE COMMITMENTS

     We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements which expire at various dates over the next eight years. The leases for most of the properties contain renewal provisions.

     Rent expense for 1998, 1999, and 2000 was $3,508,000, $6,823,000 and
$11,167,000 respectively.

     Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2000 for each of the next five years and in the aggregate are as follows:


                                                (in thousands)
               2001                               $ 8,020
               2002                                 7,200
               2003                                 6,283
               2004                                 5,379
               2005                                 4,359
               Thereafter                           3,039
                                                  -------
               Total minimum rental payments      $34,280


Note 7--ACQUISITION RELATED EXPENSES

     During the year ended December 31, 2000 we recorded $4,454,000 of acquisition related expenses compared to $7,961,000 in the year ended December 31, 1999. The closure of redundant offices and eliminating excess revenue producing assets resulted in costs being incurred for severance and closure expenses of $3,351,000. Transition related expenses of $1,103,000 were incurred as part of the transition.

     The following table reflects the activity related to the 1999 and 2000 acquisition related costs (in thousands)


                                                     Charges In        Charges in       Charges Expected
                                                       1999               2000          In Future Periods
Severance and closure costs                            $3,373            $3,351                 --
Transition expenses                                     1,659             1,103              1,000
Other non-recurring acquisition related costs           2,929                --                 --
                                                     --------            ------             ------
   Total                                               $7,961            $4,454             $1,000


In 1999 and 2000, we paid approximately $3,789,000 and $7,502,000 of these acquisition related expenses and, at December 31, 1999 and 2000, $4,172,000 and $1,124,000 was accrued.

Note 8-NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per share:


                                                              YEAR ENDED DECEMBER 31,
                                                         1998          1999             2000
                                                     ------------   ------------    ------------
                                                   (in thousands, except share and per share data)
Numerator:
     Net income                                       $      5,713   $     13,968    $     14,511
     Preferred stock dividends                                --             (340)         (2,543)
                                                      ------------   ------------    ------------
     Numerator for basic earnings per share ----
     income available to common stockholders          $      5,713   $     13,628    $     11,968

     Effect of dilutive securities:
         Preferred stock dividends                            --              340           2,543
                                                      ------------   ------------    ------------

     Numerator for diluted earnings per share ---
     income available to common stockholders
     after assumed conversions                        $      5,713   $     13,968    $     14,511
                                                      ============   ============    ============

Denominator:
     Denominator for basic earnings per share ---
     weighted-average shares                            10,647,083     14,240,084      14,879,103

     Effect of dilutive securities:
         Employee stock options                            473,723        338,540         640,714
         Warrants                                          142,722         86,482         195,328
         Convertible preferred stock                          --          576,672       4,377,699
                                                      ------------   ------------    ------------
     Dilutive potential common shares                      616,445      1,001,694       5,213,741
                                                      ------------   ------------    ------------

     Denominator for diluted earnings per share ---
     adjusted weighted-average shares and
     assumed conversions                                11,263,528     15,241,778      20,092,844
                                                      ============   ============    ============
     Basic net income per share                       $       0.54   $       0.96    $       0.80
                                                      ============   ============    ============
     Diluted net income per share                     $       0.51   $       0.92    $       0.72
                                                      ============   ============    ============

     For additional information regarding outstanding employee stock options and outstanding warrants, see Note 9.

     In 1998, 1999 and 2000, options and warrants to purchase 67,615 shares, 458,363 shares and 41,471 shares respectively, at exercise prices of $15.50-$69.02, $12.75-$18.13, and $25.06-$42.47 respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 9--STOCK OPTIONS AND WARRANTS

Stock Options

     In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which provides for the granting of 500,000 shares of our common stock in the form of stock options to employees, (but not to officers or directors). The exercise price of options granted under the 2000 Plan must be at least equal to the fair market value of the common stock on the date of the grant. All options granted to date have 10 year terms and vest over periods of up to five years after the date of grant.

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

     In June 1996, our Board of Directors adopted and in July, 1996, our shareholders approved, the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan authorizes stock options for a total of 285,000 shares of common stock to be granted to our outside directors. Option grants are made by the Board of Directors at the times and in amounts that the Board determines, taking into account any guidelines that the Board may adopt for this purpose. The exercise price of options granted under the Directors Plan must be at least equal to the fair market value of the common stock on the date of grant. Options granted prior to April 1, 1998 vest in 16 consecutive quarterly installments; options granted after March 31, 1998 vest in 12 equal monthly installments.

     Shares of the Company's common stock have been reserved for issuance upon the exercise of options and warrants. These shares have been reserved as follows at December 31, 2000

1995 Plan options               420,549
1996 Directors Plan options     285,000
1997 Plan options             1,170,009
2000 Plan options               500,000
Warrants                        177,289
                              ---------
     Total shares reserved    2,552,847
                              =========

     A summary of stock option information follows:

                                          1998                       1999                       2000
                              ---------------------------------------------------------------------------------
                                            Weighted                     Weighted                    Weighted
                                            Average                      Average                     Average
                                            Exercise                     Exercise                    Exercise
                                 Shares       Price          Shares       Price        Shares          Price
                              ---------------------------------------------------------------------------------
Outstanding at beginning        845,861    $      4.98      945,970    $      8.37    1,572,359    $     11.22
of year
    Granted                     360,238    $     13.92      840,579    $     12.91      583,106    $     20.63
    Exercised                  (155,979)   $      2.21     (146,419)   $      2.36     (358,249)   $      9.57
    Cancelled/Forfeited        (104,150)   $      8.89      (67,771)   $     11.36     (156,258)   $     13.97
                             ----------                   ---------                   ---------
Outstanding at end of year      945,970    $      8.37    1,572,359    $     11.22    1,640,958    $     14.66
Exercisable at end of year      393,084    $      5.37      448,948    $      8.49      532,518    $     11.46
Available for future grant    1,434,821                     662,013                     734,600
                             ==========                   =========                   =========

Options outstanding and exercisable as of December 31, 2000 by price range:


                                        Outstanding                             Exercisable
                                          Average      Weighted                  Weighted
                                         Remaining      Average                   Average
                                            Life       Exercise                  Exercise
Range of Exercise Price       Shares      In Years       Price       Shares        Price
------------------------    ----------   ----------    --------     --------    ----------
$0.53-$10.25                   297,270      4.88        $ 7.36       228,456      $ 7.17
$10.81-$12.75                  541,127      8.46        $12.73        98,821       12.65
$13.25-$18.125                 310,215      6.59        $14.60       180,770       14.77
$20.25-$42.47                  492,346      9.44        $21.22        24,471       22.33
                             ---------      ----        ------       -------      ------
                             1,640,958      7.75        $14.66       532,518      $11.46

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options approximate the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and net income per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted in 1998, 1999 and 2000 were valued using the Black-Scholes option pricing model. Options granted in 1996 and 1995, as a non-public company, were valued using the minimum value method. The following assumptions were used in 1998, 1999 and 2000: expected volatility of 0.61 in 1998, 0.62 in 1999 and 0.61 in 2000; risk-free interest rates ranging from 4.5% to 4.8% in 1998, 4.83% to 6.73% in 1999, and 5.02% to 6.69% in 2000; a dividend yield of 0%; and a weighted-average expected life of the option of 72 months. The weighted-average fair values of options granted during 1998, 1999 and 2000 were $6.52 per share, $7.27 per share, and $10.18 per share respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Our pro forma information follows (in thousands, except for per share information):


                                         Year Ended December 31,
                                     1998        1999           2000
                                     ----        ----           ----
Pro forma net income               $4,485       $11,860        $10,585
Pro forma net income per
  share-diluted                    $ 0.40       $  0.78        $  0.53

     The pro forma effect in 1998, 1999, 2000 is not representative of the pro forma effect in future years as the pro forma disclosures reflect only the fair value of stock options granted subsequent to December 31, 1994.

Warrants:

     In May 1996, in connection with a loan from certain shareholders, directors and officers, we issued warrants to purchase 226,036 shares of common stock at $7.96 per share. These warrants expire in May 2001. In 1998 and 2000, warrants to purchase 35,940 shares and 178,794 shares, respectively were exercised. At December 31, 2000, warrants to purchase 11,302 shares remained outstanding.

     In connection with a subordinated loan agreement, six directors were granted five-year warrants to purchase shares of our Common Stock exercisable at any time after the first anniversary of the grant date in December 1998 and January 1999, the lenders were granted warrants to purchase, in the aggregate, 18,970 shares of Common Stock at $14.50 per share, 43,551 shares of Common Stock at $15.50 per share and 59,092 shares of Common Stock at $16.50 per share.

     In June 2000, in connection with our acquisition of an additional 15% interest in Medam, we issued warrants to purchase 44,374 shares of our common stock. Of these warrants, warrants for 31,128 shares are immediately exercisable, while the remaining 13,246 shares become contingently exercisable over five years. The exercise price of the warrants is $17.50 per share.

Note 10-SERIES A PREFERRED STOCK

     In November 1999, we issued and sold 75,000 shares of Series A Convertible Preferred Stock for $1,000 per share, or $75.0 million in the aggregate, in cash, less various fees and expenses. The company used the net proceeds from the sale to finance a portion of the purchase price of our BFI acquisition.

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

     Voting. Holders of Series A Convertible Preferred Stock are entitled to vote with holders of Common Stock as a single class on each matter submitted to a vote of the Company's stockholders. Each share of Series A Convertible Preferred Stock has a number of votes equal to the number of votes possessed by the Common

Stock into which the Series A Convertible Preferred Stock is convertible. As long as the initial investors of the Series A Convertible Preferred Stock and their affiliates hold 50% or more of the "underlying common stock" (i.e., the shares of common stock issuable, or previously issued, upon conversion of the Series A Convertible Preferred Stock), they will have the right, voting as a separate class, to elect two directors to the Company's Board of Directors. If the initial investors and their affiliates cease to hold 50% but still hold 25% or more of the underlying common stock, they will have the right, voting as a separate class, to elect one director; and if they cease to hold 25% of the underlying common stock, their right to elect directors as a separate class will terminate.

     Conversion. Each holder of Series A Convertible Preferred Stock may at any time, upon 10 business days' notice, convert all or part of the holder's Series A Convertible Preferred Stock into shares of common stock. The price at which a holder may convert is $17.50 per share, subject to adjustment. The conversion price will be adjusted if (i) the Company issues or is deemed to issue additional shares of common stock for a price per share less than the conversion price or the market price at the time of issuance or (ii) the Company issues or is deemed to issue options, warrants or convertible securities with an exercise price or conversion price per share less than the conversion price or the market price at the time of issuance. The conversion price will also be adjusted in certain other circumstances.

     There will be no adjustment of the conversion price to the extent that in any fiscal year, the Company issues common stock in connection with acquisitions approved by the Board of Directors or grants or reprices stock options (at a price not lower than the market price at the time of grant or repricing), and the aggregate number of shares of common stock issued or for which options are granted or repriced does not exceed 4.0% of the shares of common stock outstanding on the last trading day of the prior fiscal year. For purposes of any adjustment to the conversion price, the "market price" per share for common stock is the average closing price over the 20 business day period preceding the date of determination.

     Redemption at Company's Option. Beginning on May 12, 2002, if the closing price of common stock exceeds 150% of the conversion price for 20 consecutive trading days, the Company may elect, upon at least 30 days' prior written notice, to redeem all (but not part) of the outstanding shares of Series A Convertible Preferred Stock, subject to any holder's right to convert its shares into common stock prior to the redemption date. If the Company makes such an election, the redemption price will equal the liquidation value to the date of redemption.

     Redemption at Holder's Option. At any time after a change of control, or after the occurrence of a bankruptcy event which continues for 60 days, each holder of Series A Convertible Preferred Stock may require the Company to redeem all or any part of the holder's shares at a price equal to the liquidation value per share, upon 15 days' prior written notice.

     Covenants and Restrictions. Under the stock purchase agreement with the initial investors, the Company agreed to various covenants and restrictions. these covenants and restrictions include the Company's grant of preemptive rights to holders of Series A Convertible Preferred Stock under certain circumstances and the Company's agreement to provide them with specified financial and business information.

     Registration Rights Agreement. The Company and the initial investors entered into a registration rights agreement at closing. This agreement requires the Company, at the request of holders of a majority of the underlying common stock at any time after the first anniversary of closing, to register all or any portion of their shares under the Securities Act in an underwritten public offering. Holders of Series A Convertible Preferred Stock are limited to three such registrations. The agreement also grants holders of Series A Convertible Preferred Stock "piggyback" registration rights. In all registrations (with certain limited exceptions), the Company will be required to pay the expenses of registration of the holders of Series A Convertible Preferred Stock (excluding the underwriting discounts and commissions).

     Corporate Governance Agreement. The Company and the initial investors also entered into a corporate governance agreement at closing. This agreements contains certain provisions intended to implement the right of the initial investors to elect directors to the Company's Board of Directors. It also provides that until the earlier of (i) the date on which the initial investors and their permitted transferees cease to own any Series A Convertible Preferred Stock, (ii) the date on which the initial investors have completed a distribution of the Series A Convertible Preferred Stock to their partners or
(iii) the first anniversary of closing, the initial investors and their transferees and affiliates will not acquire beneficial ownership of more than 30% of the voting power of the Company or acquire or attempt to acquire control of the Company, except in response to a proposal that has been made to the stockholders that would materially and adversely affect the investors, or pursuant to the exercise of their preemptive rights. The corporate governance agreement also contains specified restrictions, for a period of five years, on the initial investors' ability to transfer their shares of Series A Convertible Preferred Stock (but not the shares of common stock issuable upon conversion of those shares). In addition, the agreement provides that the approval of holders of a majority of the underlying common stock is required for the company to: (1) engage in mergers, acquisitions or divestitures of specified sizes, (2) enter into contracts with the Company's officers, directors, employees or affiliates, except for ordinary employment contracts, benefit plans and transactions with the Company's subsidiaries, and (3) incur indebtedness or issue specified capital stock that would cause the Company's fixed charge coverage ratio to be less than 1.75 to 1.0 (2.0 to 1.0 after the second anniversary of the initial issuance of the Series A Convertible Preferred Stock).


Note 12-EMPLOYEE BENEFIT PLAN

     We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee. Our contributions for the years ended December 31, 1998, 1999, and 2000 were approximately $10,000, $49,000 and $782,000 respectively.

NOTE 13-RELATED PARTIES

     In September 1999, we announced the formation of a new joint venture, Medam, B.A. Srl, an Argentine corporation, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. In 1999 and 2000, we recorded $2,866,000 and $507,000 in revenues, respectively, related to the sale of equipment and other agreements.

     In August 2000, we announced the formation of a new joint venture, Medical Waste Specialists (Pty) Ltd, to service the medical waste market in South Africa using our ETD technology. The joint venture company will be headquartered in Johannesburg, South Africa. In 2000, we recorded $5,085,000 in revenue related to the sale of equipment and other agreements.

NOTE 14-LEGAL PROCEEDINGS

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

Note 15-PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION

     Summary revenue information for the Company's products and services is as follows:

                                                  Year Ended December 31,
                                               ---------------------------
                                                 1998     1999      2000
                                               -------  --------  --------
                                                       (in thousands)

Medical waste management services              $59,669  $126,286  $316,549
Proprietary equipment and technology license     7,012     6,562     7,173
sales
                                               -------  --------  --------
Total                                          $66,681  $132,848  $323,722
                                               =======  ========  ========


     Summary financial information by geographic area is as follows:


                                                   Year Ended December 31,
                                                ---------------------------
                                                  1998     1999      2000
                                                -------  --------  --------
                                                        (in thousands)

Revenues:
   United States                                $59,206  $119,618  $304,512
   Foreign countries                              7,475    13,230    19,210
                                                -------  --------  --------
Total                                           $66,681  $132,848  $323,722
                                                =======  ========  ========

Long-lived assets
   United States                                $66,853  $508,956  $494,755
   Foreign countries                              9,092     9,290    12,216
                                                -------  --------  --------
Total                                           $75,945  $518,246  $506,971
                                                =======  ========  ========

Revenues are attributed to countries based on the location of customers. In 1998, 1999 and 2000, we provided medical waste management services to customers in Canada and Mexico, and licensed proprietary equipment to Brazilian and Japanese companies and to joint ventures in Argentina and South Africa.

Note 16-SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes our unaudited consolidated quarterly results of operations as reported for 1998, 1999 and 2000 (in thousands, except for per share amounts):

                                                          First      Second       Third       Fourth
                                                         Quarter     Quarter      Quarter     Quarter
                                                           1998       1998         1998        1998
                                                         -------     -------      -------     -------
Revenues                                                 $13,255     $14,763      $16,741     $21,922
Gross profit                                               3,957       4,432        5,878       7,086
Income before acquisition related costs                      867       1,164        2,085       2,308
Net income                                                   780       1,088        1,553       2,292
Basic earnings per common share                             0.07        0.10         0.15        0.22
*Diluted earnings per common share                          0.07        0.10         0.14        0.20


                                                          First      Second       Third       Fourth
                                                         Quarter     Quarter      Quarter     Quarter
                                                           1999       1999         1999        1999
                                                         -------     -------      -------     -------
Revenues                                                 $23,868     $25,019      $25,398     $58,563
Gross profit                                               8,007       8,540        8,740      21,438
Income before acquisition related costs                    2,923       3,354        3,469      10,499
Net income                                                 2,427       2,560        2,882       6,099
Basic earnings per common share                             0.19        0.18         0.20        0.41
*Diluted earnings per common share                          0.18        0.17         0.19        0.35


                                                          First      Second       Third       Fourth
                                                         Quarter     Quarter      Quarter     Quarter
                                                           2000       2000         2000        2000
                                                         -------     -------      -------     -------
Revenues                                                 $77,668     $79,557      $81,066     $85,431
Gross profit                                              30,311      31,296       31,915      33,855
Income before acquisition related costs                   15,827      16,570       17,150      18,373
Net income                                                 3,773       3,086        3,433       4,219
Basic earnings per common share                             0.21        0.17         0.19        0.24
*Diluted earnings per common share                          0.19        0.15         0.17        0.21
-------
* Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.


Note 17-CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Payments under the Company's senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of the Company's wholly domestic subsidiaries, which include ECCO, WSI, Med-Tech and BFI and certain other subsidiaries which have insignificant assets and operations (collectively, the "guarantors"). Financial information concerning the Guarantors as of and for the years ended December 31, 2000, 1999 and 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since the Company has more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000



                                                               COMBINED
                                                              STERICYCLE
                                                                 AND           NON-
                                 STERICYCLE,   GUARANTOR      GUARANTOR     GUARANTOR
                                    INC.      SUBSIDIARIES   SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                 ---------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents     $  1,408      $    595      $  2,003       $    663        $   --             $  2,666
   Other current assets            78,193        12,220        90,413          7,113          (9,181)            88,345
                                 --------------------------------------------------------------------------------------
Total current assets               79,601        12,815        92,416          7,776          (9,181)            91,011
Property, plant and equipment,
   net                             60,165           242        60,407         13,501            --               73,908
Goodwill, net                     377,178        29,384       406,562         12,228            --              418,790
Investment in subsidiaries         63,306         3,308        66,614           --           (66,614)              --
Other assets                       19,234         6,582        25,816            124         (11,667)            14,273
                                 --------------------------------------------------------------------------------------
Total assets                     $599,484      $ 52,331      $651,815       $ 33,629        $(87,462)          $597,982
                                 ======================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of            $  4,035      $   --        $  4,035       $  1,062        $   --             $  5,097
     long-term debt
   Other current liabilities       43,175         1,233        44,408          2,793          (9,185)            38,016
                                 --------------------------------------------------------------------------------------
Total current liabilities          47,210         1,233        48,443          3,855          (9,185)            43,113
Long-term debt, net of current
   portion                        344,142          --         344,142         12,585         (11,623)           345,104
Other liabilities                   1,995          --           1,995          1,633            --                3,628
Convertible preferred stock        71,437          --          71,437           --              --               71,437
Common shareholders' equity       134,700        51,098       185,798         15,556         (66,654)           134,700
                                 --------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity          $599,484      $ 52,331      $651,815       $ 33,629        $(87,462)          $597,982
                                 ======================================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                              COMBINED
                                                             STERICYCLE
                                                                 AND        NON-
                                 STERICYCLE,   GUARANTOR     GUARANTOR    GUARANTOR
                                    INC.      SUBSIDIARIES  SUBSIDIARIES SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                 --------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents     $   18,808   $      246   $   19,054    $      290       $     --          $    19,344
   Other current assets              52,928        8,840       61,768         4,648           (8,220)            58,196
                                 --------------------------------------------------------------------------------------
Total current assets                 71,736        9,086       80,822         4,938           (8,220)            77,540
Property, plant and equipment,
   net                               15,029       49,932       64,961        10,151             --               75,112
Goodwill, net                        40,920      369,914      410,834        10,167             --              421,001
Investment in subsidiaries          441,423        3,627      445,050          --           (445,050)                --
Other assets                         17,817       13,617       31,434         3,675          (12,976)            22,133
                                 --------------------------------------------------------------------------------------
Total assets                     $  586,925   $  446,176   $1,033,101    $   28,931       $ (466,246)       $   595,786
                                 ======================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt              $    3,954   $      892   $    4,846    $      895       $     --          $     5,741
   Other current liabilities         43,517        5,084       48,601         4,677           (8,337)            44,941
                                 --------------------------------------------------------------------------------------
Total current liabilities            47,471        5,976       53,447         5,572           (8,337)            50,682
Long-term debt, net of current
   portion                          349,794        4,539      354,333        13,970          (12,859)           355,444
Other liabilities                     2,351         --          2,351          --               --                2,351
Convertible preferred stock          69,195         --         69,195          --               --               69,195
Common shareholders' equity         118,114      435,661      553,775         9,389         (445,050)           118,114
                                 --------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity          $  586,925   $  446,176   $1,033,101    $   28,931       $ (466,246)       $   595,786
                                 ======================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000



                                                              COMBINED
                                                             STERICYCLE
                                                                AND          NON-
                                 STERICYCLE,  GUARANTOR      GUARANTOR    GUARANTOR
                                    INC.     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 -----------------------------------------------------------------------------------
Revenues                         $ 135,981    $ 158,992    $ 294,973    $  29,580       $    (831)      $ 323,722
Cost of revenues                    78,593       96,568      175,161       22,015            (831)        196,345
Selling, general, and
   administrative expense           34,419       19,695       54,114        5,343            --            59,457
Acquisition related expenses         4,454         --          4,454         --              --             4,454
                                 --------------------------------------------------------------------------------
Total costs and expenses           117,466      116,263      233,729       27,358            (831)        260,256
                                 --------------------------------------------------------------------------------
Income from operations              18,515       42,729       61,244        2,222            --            63,466
Equity in net income (loss) of
   subsidiaries                     28,001       (1,025)      26,976         --           (26,976)           --
Other (expense) income, net        (38,329)         483      (37,846)      (1,804)           --           (39,650)
                                 --------------------------------------------------------------------------------
Income before income taxes           8,187       42,187       50,374          418         (26,976)         23,816
Income tax expense (benefit)        (6,324)      15,462        9,138          167            --             9,305
                                 --------------------------------------------------------------------------------
Net income                       $  14,511    $  26,725    $  41,236    $     251       $ (26,976)      $  14,511
                                 ================================================================================


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999


                                                                 COMBINED
                                                                STERICYCLE       NON-
                                 STERICYCLE,    GUARANTOR           AND       GUARANTOR
                                    INC.       SUBSIDIARIES      GUARANTOR   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------------------------------------------------------------------------------------
Revenues                        $  61,069        $  46,618     $ 107,687     $  25,533       $    (372)      $ 132,848
Cost of revenues                   38,455           28,892        67,347        19,086            (310)         86,123
Selling, general, and
   administrative expense          15,478            6,306        21,784         4,931            (235)         26,480
Acquisition related expenses        7,961             --           7,961          --              --             7,961
                                --------------------------------------------------------------------------------------
Total costs and expenses           61,894           35,198        97,092        24,017            (545)        120,564
                                --------------------------------------------------------------------------------------
Income (loss) from operations        (825)          11,420        10,595         1,516             173          12,284
Equity in net income of
   subsidiaries                     8,675              119         8,794          --            (8,794)           --
Other (expense) income, net        (3,934)             778        (3,156)       (1,157)           (173)         (4,486)
                                --------------------------------------------------------------------------------------
Income before income taxes          3,916           12,317        16,233           359          (8,794)          7,798
Income tax (benefit) expense      (10,052)           3,882        (6,170)         --              --            (6,170)
                                --------------------------------------------------------------------------------------
Net income                      $  13,968        $   8,435     $  22,403     $     359       $  (8,794)      $  13,968
                                ======================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1998



                                                               COMBINED
                                                               STERICYCLE
                                                                   AND           NON-
                                 STERICYCLE,  GUARANTOR        GUARANTOR      GUARANTOR
                                    INC.     SUBSIDIARIES     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                ---------------------------------------------------------------------------------------
Revenues                         $ 52,357    $  9,598          $ 61,955       $  4,726        $   --         $ 66,681
Cost of revenues                   35,194       6,334            41,528          3,800            --           45,328
Selling, general, and
   administrative expense          12,789       1,408            14,197            732            --           14,929
                                 ------------------------------------------------------------------------------------
Total costs and expenses           47,983       7,742            55,725          4,532            --           60,257
                                 ------------------------------------------------------------------------------------
Income from operations              4,374       1,856             6,230            194            --            6,424
Equity in net income (loss) of
   subsidiaries                     2,081        (106)            1,975           --            (1,975)          --
Other (expense) income, net          (244)        144              (100)            37            --              (63)
                                 ------------------------------------------------------------------------------------
Income before income taxes          6,211       1,894             8,105            231          (1,975)         6,361
Income tax expense                    498         150               648           --              --              648
                                 ------------------------------------------------------------------------------------
Net income                       $  5,713    $  1,744          $  7,457       $    231        $ (1,975)      $  5,713
                                 ====================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                               COMBINED
                                                               STERICYCLE
                                                                  AND            NON-
                                   STERICYCLE,   GUARANTOR     GUARANTOR       GUARANTOR
                                      INC.      SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by operating
     activities                     $  2,911       $  4,801      $  7,712    $  2,757        $   --          $ 10,469
                                   ----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               (8,816)        (2,109)      (10,925)       (661)           --           (11,586)
   Payments for acquisitions and
     international investments,
     net of cash acquired             (3,044)        (1,456)       (4,500)        (16)           --            (4,516)
   Proceeds from maturity of
     short-term investments              502           --             502        --              --               502
                                   ----------------------------------------------------------------------------------
Net cash used in investing
   activities                        (11,358)        (3,565)      (14,923)       (677)           --           (15,600)
                                   ----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net proceeds from bank line of
     credit                            5,000           --           5,000        --              --             5,000
   Principal payments on capital
     lease obligations                  (309)          (887)       (1,196)       (291)           --            (1,487)
   Repayment of long term debt       (15,012)          --         (15,012)     (1,416)           --           (16,428)
   Payments of deferred financing
     costs                              (631)          --            (631)       --              --              (631)
   Proceeds from issuance of
     common stock                      2,299           --           2,299        --              --             2,299
   Payments related to issuance
     of preferred stock                 (300)          --            (300)       --              --              (300)
                                   ----------------------------------------------------------------------------------
Net cash used in financing
   activities                         (8,953)          (887)       (9,840)     (1,707)           --           (11,547)
                                   ----------------------------------------------------------------------------------
Net (decrease) increase in cash
   and cash equivalents             $(17,400)      $    349      $(17,051)   $    373        $   --           (16,678)

                                   ==================================================================================
Cash and cash equivalents at
   beginning of period                                                                                         19,344
Cash and cash equivalents at end                                                                             --------
   of period                                                                                                 $  2,666
                                                                                                             ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999



                                                                    COMBINED
                                                                   STERICYCLE
                                                                       AND         NON-
                                        STERICYCLE,   GUARANTOR    GUARANTOR      GUARANTOR
                                           INC.     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        -----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by
     operating activities                $   4,951    $     283    $   5,234      $   6,543     $    --        $  11,777
                                        --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                     (2,534)         (85)      (2,619)        (1,176)         --           (3,795)
   Payments for acquisitions
     and international
     investments, net of cash             (418,280)        --       (418,280)        (4,000)         --         (422,280)
     acquired
   Proceeds from maturity of
     short-term investments                    447         --            447           --            --              447
                                        --------------------------------------------------------------------------------
Net cash used in investing
   activities                             (420,367)         (85)    (420,452)        (5,176)         --         (425,628)
                                        --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net payment on bank lines               (16,359)        --        (16,359)          --            --          (16,359)
     of credit
   Repayment of long term debt              (3,884)        --         (3,884)        (482)           --           (4,366)
   Principal payments on
     capital lease obligations                 (50)        (125)        (175)        (115)           --             (290)
   Proceeds from long term debt            350,000         --        350,000          --             --          350,000
   Net payments on                          (2,750)        --         (2,750)          --            --           (2,750)
     subordinated debt
   Payment of deferred                     (10,828)        --        (10,828)          --            --          (10,828)
     financing costs
   Net proceeds from common
     stock offering                         47,158         --         47,158           --            --           47,158
   Proceeds from issuance of
     preferred stock                        68,855         --         68,855           --            --           68,855
                                        --------------------------------------------------------------------------------
   Proceeds from other
     issuances of common stock                 492         --            492           --            --              492
                                        --------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                    432,634         (125)     432,509           (597)         --          431,912
                                        --------------------------------------------------------------------------------
Net increase in cash and cash
   equivalents                           $  17,218    $      73    $  17,291      $     770     $    --           18,061
                                        ================================================================================
Cash and cash equivalents at
   beginning of period                                                                                             1,283
                                                                                                                 -------
Cash and cash equivalents at
   end of period                                                                                                 $19,344
                                                                                                                 =======

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998



                                                                          COMBINED
                                                                          STERICYCLE
                                                                             AND             NON-
                                          STERICYCLE,       GUARANTOR     GUARANTOR       GUARANTOR
                                             INC.          SUBSIDIARIES  SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by
     operating activities                $    3,749         $    278        $  4,027      $    835          $   --       $  4,862
                                          ------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                      (3,629)            (271)         (3,900)         (442)             --         (4,342)
   Payments for acquisitions
     and international
     investments, net of cash               (19,775)              --         (19,775)           --              --        (19,775)
     acquired
   Purchases of short-term
     investments                                (41)              --             (41)           --              --            (41)
   Proceeds from sale of property               395               10             405            --              --            405
                                         ----------------------------------------------------------------------------------------
Net cash used in investing activities       (23,050)            (261)        (23,311)         (442)             --        (23,753)
                                         ----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net proceeds from bank
     lines of credit                       16,589                 --          16,589          (203)             --         16,386
   Repayment of long term debt             (2,513)                (6)         (2,519)         (670)             --         (3,189)
   Principal payments on
     capital lease obligations             (1,273)                --          (1,273)           --              --         (1,273)
   Proceeds from subordinated
     debt                                   2,750                 --           2,750            --              --          2,750
   Payment of deferred
     financing costs                         (218)                --            (218)           --              --           (218)
   Proceeds from issuance of
     common stock                             344                 --             344            --              --            344
                                         ----------------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                    15,679                 (6)         15,673          (873)             --         14,800
                                         ----------------------------------------------------------------------------------------
Net (decrease) increase in
   cash and cash equivalents             $ (3,622)          $     11        $ (3,611)     $   (480)         $   --         (4,091)
                                         ========================================================================================
Cash and cash equivalents at
   beginning of period                                                                                                      5,374
                                                                                                                         --------
Cash and cash equivalents at
   end of period                                                                                                         $  1,283
                                                                                                                         ========

                 SCHEDULE II - VALUATION AND ALLOWANCE ACCOUNTS
                                 (in thousands)


                                      Balance        Charges         Other       Write-offs/    Balance
                                     12/31/97       to Expense    Charges (1)     Payments      12/31/98
Allowance for doubtful accounts       $   361         $   642       $   574       $  (676)       $   901
Deferred tax valuation allowance       14,582           4,899          --            --           19,481

                                      Balance        Charges         Other       Write-offs/    Balance
                                     12/31/98       to Expense    Charges (1)     Payments      12/31/99
Allowance for doubtful accounts       $   901         $   842       $   202       $  (965)       $   980
Accrued severance and closure costs      --             3,373          --            (210)         3,163
Accrued transition expenses              --             1,659          --            (650)         1,009
Deferred tax valuation allowance       19,481          (9,894)         --            --            9,587


                                      Balance        Charges         Other       Write-offs/    Balance
                                     12/31/99       to Expense    Charges (1)     Payments      12/31/00
Allowance for doubtful accounts       $   980         $ 1,552       $ 1,996       $  (903)       $ 3,625
Accrued severance and closure costs     3,163           3,351          --          (5,390)         1,124
Accrued transition expenses             1,009           1,103          --          (2,112)          --
Deferred tax valuation allowance        9,857            (999)         --            --            8,588




     (1) Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

None

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors-Nominees for Director" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be held on May 15, 2001, to be filed pursuant to Regulation 14A.

         The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Part I of this Report.

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be held on May 15, 2001, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information contained under the caption "Executive Compensation" in the our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be held on May 15, 2001, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information contained under the caption "Stock Ownership--Stock Ownership of Directors and Executive Officers" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be held on May 15, 2001, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information contained under the caption "Election of Directors--Certain Transactions" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be held on May 15, 2001, to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS (Item 14(a)(1) and (2))

We have filed the following financial statements and schedules with this Report:

                                                                                                        Page
         Report of Independent Auditors, Ernst & Young LLP...........................................

         Consolidated Financial Statements--Stericycle, Inc. and Subsidiaries

              Consolidated Balance Sheets at December 31, 1999 and 2000..............................

              Consolidated Statements of Operation for Each of the Years in the
              Three-Year Period Ended December 31, 2000..............................................

              Consolidated Statements of Cash Flows for Each of the Years in the
              Three-Year Period Ended December 31, 2000..............................................

              Consolidated Statements of Changes in Shareholders' Equity
              for Each of the Years in the Three-Year Period Ended December 31, 2000.................

              Notes to Consolidated Financial Statements.............................................

              Schedule II--Valuation and Allowance Accounts...........................................


EXHIBITS (Item 14(a)(3))

         We have filed the following exhibits with this Report:


                                                                                                         Filed with
     Exhibit                                                                                             Electronic
      Index                                           Description                                        Submission
      -----                                           -----------                                        ----------
        2.1*       Stock Purchase Agreement, dated as of April 14, 1999, between Allied Waste
                   Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed April 23, 1999)...............

        2.2*       Asset Purchase Agreement, dated as of April 14, 1999, between Allied Waste
                   Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed April 23, 1999)...............

                                                                                                       Filed with
      Exhibit                                                                                          Electronic
       Index                                    Description                                            Submission
      -------                                   -----------                                            ----------
        2.3*       First Amendment to Stock Purchase Agreement, dated as of October 22, 1999, between Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed
                   October 25, 1999)...............................................................

        2.4*       First Amendment to Asset Purchase Agreement, dated as of October 22, 1999, between Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed
                   October 25, 1999)...............................................................

        2.5*       Second Amendment to Stock Purchase Agreement, dated as of November 12, 1999, between Allied Waste Industries, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed
                   November 29, 1999)..............................................................

        3.1*       Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's 1996 Form S-1)..................

        3.2*       First Certificate of Amendment to Amended and Restated Certificate of
                   Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the
                   Registrant's Current Report on Form 8-K filed November 29, 1999)................

        3.3*       Certificate of Designation Relating to Certificate of Designation Relating to
                   Series A Convertible Preferred Stock, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed
                   November 29, 1999)..............................................................

        3.4*       Amended and Restated Bylaws of the Registrant (incorporated by reference to
                   Exhibit 3.2 to the Registrant's 1996 Form S-1)..................................

        3.5*       Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for 1999)

        4.1*       Registration Rights Agreement, dated as of November 12, 1999, among Donaldson,
                   Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co., Inc., Credit
                   Suisse First Boston Corporation, Warburg Dillon Read LLC, the Registrant and the
                   guarantors named in the agreement (incorporated by reference to Exhibit 4.1 to the
                   Registrant's 1999 Form S-4).....................................................

                                                                                                                Filed with
      Exhibit                                                                                                   Electronic
       Index                                     Description                                                    Submission
      -------                                    -----------                                                    ----------

        4.2*       Registration Rights Agreement, dated as of November 12, 1999, between the
                   Registrant and certain investors affiliated with Bain Capital, Inc. and Madison
                   Dearborn Partners LLC (incorporated by reference to Exhibit 4.1 to the
                   Registrant's Current Report on Form 8-K filed November 29, 1999)................

        4.3*       Amended and Restated Registration Agreement, dated October 19, 1994, between the
                   Registrant and certain of its stockholders, and related First Amendment dated
                   September 30, 1995 and Second Amendment dated July 1, 1996 (incorporated by reference to Exhibit 4.4 to the Registrant's 1996 Form S-1).....................

        4.4*       Specimen certificate for shares of the Registrant's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Company's 1996 Form
                   S-1)............................................................................

        4.5*       Form of Common Stock Purchase Warrant in connection with July 1995 line of credit
                   (incorporated by reference to Exhibit 4.2 to the Company's 1996 Form S-1).......

        4.6*       Form of Common Stock Purchase Warrant in connection with May 1996 short-term loan
                   (incorporated by reference to Exhibit 4.3 to the Company's 1996 Form S-1).......

        4.7*       Form of Common Stock Purchase Warrant in connection with December 1998 subordinated loan (incorporated by reference to Exhibit 4.1 to the Company's 1999
                   Form S-3).......................................................................

        4.8        Form of Common Stock Purchase Warrant in connection with July 2000 purchase of            x
                   additional 15% interest in Medam, S.A. de C.V.

       10.1*       Credit Agreement dated as of November 12, 1999, among the Registrant, the various financial institutions from time to time parties to the agreement, DLJ
                   Capital Funding, Inc., as syndication agent for the financial institutions, lead arranger and sole book running manager, Bank of America, N.A., as administrative agent for the financial institutions, and Bankers Trust Company, as documentation agent for the financial institutions (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 29, 1999).........

                                                                                                      Filed with
       Exhibit                                                                                        Electronic
        Index                                       Description                                       Submission
       -------                                      -----------                                       ----------
       10.2*       Indenture, dated as of November 12, 1999, among the Registrant, the guarantors named in the indenture, and State Street Bank and Trust Company, as trustee
                   (incorporated by reference to Exhibit 10.1 to the Registrant's 1999 Form S-4)...

       10.3*       Amended and Restated Series A Convertible Preferred Stock Purchase Agreement,
                   dated September 26, 1999, between the Registrant and certain investors affiliated with Bain Capital, Inc. and Madison Dearborn Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed
                   October 15, 1999)...............................................................

       10.4*       Corporate Governance Agreement, dated as of November 12, 1999, between the
                   Registrant and certain investors affiliated with Bain Capital, Inc. and Madison
                   Dearborn Partners LLC (incorporated by reference to Exhibit 10.4 to the
                   Registrant's Annual Report on Form 10-K for 1999)...............................

       10.5*+      Amended and Restated Incentive Compensation Plan (incorporated by reference to
                   Exhibit 10.1 to the Registrant's 1996 Form S-1).................................

       10.6*+      First Amendment to Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's 1999 Form S-3).................

       10.7*+      Directors Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
                   Registrant's 1996 Form S-1).....................................................

       10.8*+      First and Second Amendments to Directors Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant's 1999 Form S-3)....................

       10.9*+      Third Amendment to Directors Stock Option Plan (incorporated by reference to
                   Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for 1999)...........

       10.10*+     1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the
                   Registrant's Annual Report on Form 10-K for 1997)...............................

       10.11*+     First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit
                   10.9 of the Registrant's 1999 Form S-3..........................................

                                                                                                      Filed with
      Exhibit                                                                                         Electronic
       Index                                       Description                                        Submission
      -------                                      -----------                                        ----------
       10.12*      Guaranty Agreement dated June 1, 1992 among the Registrant, Fleet National Bank, as trustee, and Rhode Island Industrial-Recreational Building Authority, and
                   related Regulatory Agreement dated June 1, 1992 between the Registrant and the
                   Rhode Island Industrial- Recreational Building Authority (incorporated by reference to Exhibit 10.5 to the Registrant's 1996 Form S-1)....................

       10.13*      Industrial Building Lease dated July 28, 1998 between Curto Reynolds Oelerich,
                   Inc. and the Company, relating to the Registrant's lease of office and warehouse space in Lake Forest, Illinois (incorporated by reference to Exhibit 10.3 to the
                   Registrant's 1999 Form S-3).....................................................

       10.14*      Joint Venture Agreement dated May 16, 1997 among the Company, Pennoni Associates,
                   Inc., Conopam, S.A. de C.V. and Controladora Ambiental, S.A. de C.V., relating to the organization of Medam, S.A. de C.V. (incorporated by reference to Exhibit
                   10.2 to the Registrant's 1999 Form S-3).........................................

       11          Statement re computation of per share earnings..................................          x

       12          Statement re computation of ratios..............................................          x

       21          Subsidiaries of the Registrant..................................................          x

       23          Consent of Ernst & Young LLP....................................................          x

---------------

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

REPORTS ON FORM 8-K (Item 14(b))

         During the quarter ended December 31, 2000, we did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 21, 2001

                                                  STERICYCLE, INC.

                                                  By  /s/ Mark C. Miller
                                                    ----------------------------
                                                    Mark C. Miller
                                                    President and Chief
                                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Name                                               Title                                        Date

/s/  Jack W. Schuler                               Chairman of the Board of Directors           March 21, 2001
--------------------------------------------
     Jack W. Schuler


/s/  Mark C. Miller                                President, Chief Executive Officer and a     March 21, 2001
--------------------------------------------       Director (Principal Executive Officer)
     Mark C. Miller


/s/  Frank J.M. ten Brink                          Executive Vice President and Chief           March 21, 2001
--------------------------------------------       Financial Officer (Principal Financial
     Frank J.M. ten Brink                          and Accounting Officer)


/s/  John P. Connaughton                           Director                                     March 21, 2001
--------------------------------------------
     John P. Connaughton


/s/  Rod F. Dammeyer                               Director                                     March 21, 2001
--------------------------------------------
     Rod F. Dammeyer


/s/  Patrick F. Graham                             Director                                     March 21, 2001
--------------------------------------------
     Patrick F. Graham


/s/  John Patience                                 Director                                     March 21, 2001
--------------------------------------------
     John Patience


/s/  Thomas R. Reusche                             Director                                     March 21, 2001
--------------------------------------------
     Thomas R. Reusche


/s/  L. John Wilkerson, Ph.D.                      Director                                     March 21, 2001
--------------------------------------------
     L. John Wilkerson, Ph.D.


/s/  Peter Vardy                                   Director                                     March 21, 2001
--------------------------------------------
     Peter Vardy