Form 10-Q
period 2001-03-31
STERICYCLE INC
filed 2001-05-11
CIK 861878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,2001

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21229

                                STERICYCLE, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                         36-3640402
   (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                      Identification Number)

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

         As of May 9, 2001 there were 15,374,568 shares of the Registrant's Common Stock outstanding.

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

         Condensed Consolidated Balance Sheets
           at March 31, 2001 (unaudited) and December 31, 2000             1

         Condensed Consolidated Statements of Income for the
           three months ended March 31, 2001 and 2000 (unaudited)          2

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000 (unaudited)          3

         Notes to Condensed Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       6

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 10

                        STERICYCLE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  MARCH 31      DECEMBER 31
                                                                                    2001           2000
                                                                                    ----           ----
                                                                                (UNAUDITED)
                             ASSETS
Current assets:
Cash and cash equivalents                                                        $   3,160      $   2,666
Short-term investments                                                                 491            281
Accounts receivable, less allowance for doubtful
  accounts of $3,625 in 2000 and $3,678 in 2001                                     67,401         71,225
Parts and supplies                                                                   3,500          3,216
Prepaid expenses                                                                     2,463          1,858
Other                                                                                9,921         11,765
                                                                                 ---------      ---------
         Total current assets                                                       86,936         91,011
                                                                                 ---------      ---------
Property, plant and equipment:
Land                                                                                 7,486          7,486
Buildings and improvements                                                          26,808         26,565
Machinery and equipment                                                             54,571         54,040
Office equipment and furniture                                                       6,672          6,515
Construction in progress                                                             6,444          3,834
                                                                                 ---------      ---------
                                                                                   101,981         98,440
Less accumulated depreciation                                                      (27,134)       (24,532)
                                                                                 ---------      ---------
  Property, plant and equipment, net                                                74,847         73,908
                                                                                 ---------      ---------
Other assets:
Goodwill, less accumulated amortization of $24,507
  in 2000 and $28,233 in 2001                                                      414,991        418,790
Other                                                                               16,153         14,273
                                                                                 ---------      ---------
  Total other assets                                                               431,144        433,063
                                                                                 ---------      ---------
         Total assets                                                            $ 592,927      $ 597,982
                                                                                 =========      =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt                                                $   4,906      $   5,097
Accounts payable                                                                     9,848         14,444
Due to seller                                                                        1,596          1,631
Accrued compensation                                                                 1,521          3,887
Accrued acquisition related expenses                                                 1,141          3,766
Accrued liabilities                                                                 21,546         13,783
Deferred revenue                                                                     2,406            505
                                                                                 ---------      ---------
         Total current liabilities                                                  42,964         43,113
                                                                                 ---------      ---------
Long-term debt, net of current portion                                             336,637        345,104
Other liabilities                                                                    3,258          3,628
Redeemable preferred stock
  Series A convertible preferred stock (par value $.01
         share, 75,000 shares authorized, 75,000 outstanding in 2000,
         74,625 outstanding in 2001, liquidation preference of
         $77,883 in 2000 and $78,135 in 2001)                                       71,690         71,437
Common shareholders' equity
Common stock (par value $.01 per share, 30,000,000 shares
  authorized, 15,208,866 issued and outstanding in 2000,
  15,275,592 issued and outstanding in 2001)                                           153            152
Additional paid-in capital                                                         142,302        141,304
Accumulated other comprehensive (loss)                                              (1,707)             -
Accumulated deficit                                                                 (2,370)        (6,756)
                                                                                 ---------      ---------
Total shareholders' equity                                                         138,378        134,700
                                                                                 ---------      ---------
  Total liabilities and shareholders' equity                                     $ 592,927      $ 597,982
                                                                                 =========      =========

  The accompanying notes are an integral part of these financial statements

                        STERICYCLE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                   FOR THE THREE
                                                   MONTHS ENDED
                                                     MARCH 31,
                                                     ---------
                                               2001              2000
                                               ----              ----

Revenues                                  $     85,835      $     77,668

Costs and expenses:
  Cost of revenues                              51,771            47,357
  Selling, general and
    administrative expenses                     15,828            14,484
  Acquisition related costs                        238                 -
                                          ------------      ------------
         Total costs and expenses               67,837            61,841
                                          ------------      ------------

Income from operations                     $    17,998      $     15,827

Other income (expense):
  Interest income                                   41               196
  Interest expense                              (9,440)           (9,855)
  Other income                                    (172)              112
                                          ------------      ------------
         Total other income (expense)           (9,571)           (9,547)
                                          ------------      ------------

Income before income taxes                $      8,427      $      6,280

Income tax expense                        $      3,410             2,507
                                          ------------      ------------

Net income                                $      5,017      $      3,773
                                          ============      ============

Earnings per share - Basic                $       0.29      $       0.21
                                          ============      ============

Earnings per share - Diluted              $       0.24      $       0.19
                                          ============      ============

Weighted average number of
  common shares outstanding--Basic          15,239,925        14,746,603

Weighted average number of common
  shares outstanding--Diluted               20,594,986        19,589,090



   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    FOR THE THREE
                                                                    MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                 2001          2000
                                                                 ----          ----
OPERATING ACTIVITIES:
Net income                                                     $  5,017      $  3,773
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                                       41            40
    Depreciation and amortization                                 6,122         5,783
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable                                           3,824        (5,133)
    Parts and supplies                                             (284)         (667)
    Prepaid expenses                                               (605)         (342)
    Other assets                                                  2,336           553
    Accounts payable                                             (4,596)       (3,039)
    Accrued liabilities                                           1,013         2,879
    Deferred revenue                                              1,901           565
                                                               --------      --------
Net cash provided by operating activities                        14,769         4,412
                                                               --------      --------

INVESTING ACTIVITIES:
  Payments for acquisitions and international investments,
    net of cash acquired                                         (2,013)         (655)
  Short-term investments                                           (210)            7
  Capital expenditures                                           (3,960)       (1,158)
                                                               --------      --------
Net cash used in investing activities                            (6,183)       (1,806)
                                                               --------      --------

FINANCING ACTIVITIES:
  Repayment of long term debt                                    (8,296)         (844)
  Principal payments on capital lease obligations                  (362)         (479)
  Proceeds from issuance of common stock                            566           143
                                                               --------      --------
Net cash used in financing activities                            (8,092)       (1,180)
                                                               --------      --------

Net increase in cash and cash equivalents                           494         1,426
Cash and cash equivalents at beginning of period                  2,666        19,344
                                                               --------      --------
Cash and cash equivalents at end of period                     $  3,160      $ 20,770
                                                               ========      ========


   The accompanying notes are an integral part of these financial statements.

                        STERICYCLE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

  Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2000, as filed with our 2000 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001.

NOTE 2--STOCK OPTIONS

     During the quarter ended March 31, 2001, options to purchase 425,680 shares of common stock were granted to employees. These options vest ratably over a five year period and have an exercise price ranging from $28.63-$30.40 per share.

NOTE 3--STOCK ISSUANCES

     During the quarter ending March 31, 2001, options to purchase 52,297 shares of common stock were exercised at prices ranging from $0.53-$18.125 per share. In addition, warrants with rights to purchase 24,836 shares of common stock were exercised at a prices ranging from $14.50-$16.50 per share.

NOTE 4--INCOME TAXES

     At March 31, 2001, we had net operating loss carry forwards for federal income tax purposes of approximately $7.5 million (excluding 3CI and Med-Tech) which expire beginning in 2006.


NOTE 5--DERIVATIVE INSTRUMENTS

     We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 2 years, thus reducing the impact of interest rate changes on future interest expense. In addition during the year ended December 31, 2000, we entered into an interest rate collar agreement reducing the impact of interest rate changes on future interest expense. This agreement expires in March 2002. Approximately 84% ($125 million) of our outstanding floating-rate debt was designated as the hedged items to interest rate swap/collar agreements at March 31, 2001. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

     We adopted SFAS 133 on January 1, 2001 which requires us to adjust instruments that are designated and qualify as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is recognized as a component of other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Adoption of this new accounting standard resulted in a $.2 million effect of change in accounting principle, which has been recorded as other comprehensive loss. During the quarter ended March 31, 2001, we recognized a net loss of $.1 million related to the ineffective portion of our hedging instruments.

NOTE 6-- COMPREHENSIVE INCOME

     During the three months ended March 31, 2001, total comprehensive income amounted to $4 million. The components of comprehensive income are net income and the cumulative loss on derivative instruments.

NOTE 7--SUBSEQUENT EVENTS

     On April 2, 2001 we acquired the assets of the medical waste business of Bio-Safe America, Inc. which operated in Florida, for $700,000 in cash. On April 30, 2001 we acquired the assets of the medical waste business of Trans Med, Ltd., which operated in New York, for $1,200,000 in cash.

NOTE 8--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Payments under the Company's senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., acquired in May 1997, Waste Systems, Inc., acquired October 1, 1998, Med-Tech Environmental, Inc., acquired December 31, 1998, BFI Medical Waste, Inc., acquired on November 12, 1999, and certain other subsidiaries which have insignificant assets and operations (collectively, "the guarantors"). Financial information concerning the guarantors as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                    UNAUDITED

                                                               COMBINED
                                                              STERICYCLE       NON-
                                   STERICYCLE,   GUARANTOR   AND GUARANTOR  GUARANTOR
                                      INC.     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                               -------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents        $  1,761      $   270      $  2,031       $ 1,129      $      -       $  3,160
   Other current assets               72,376       13,851        86,227         8,103       (10,554)        83,776
                               -------------------------------------------------------------------------------------
Total current assets                  74,137       14,121        88,258         9,232       (10,554)        86,936
Property, plant and equipment,
   net                                61,520          296        61,816        13,031             -         74,847
Goodwill, net                        393,921        8,705       402,626        12,365             -        414,991
Investment in subsidiaries            45,409        3,927        49,336             -       (49,336)             -
Other assets                          21,397        6,420        27,817           122       (11,786)        16,153
                               -------------------------------------------------------------------------------------
Total assets                        $596,384      $33,469      $629,853       $34,750      $(71,676)      $592,927
                               =====================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt                 $  3,643      $     -      $  3,643       $ 1,263      $      -       $  4,906
   Other current liabilities          44,737        1,079        45,816         2,988       (10,746)        38,058
                               -------------------------------------------------------------------------------------
Total current liabilities             48,380        1,079        49,459         4,251       (10,746)        42,964
Long-term debt, net of current
   portion                           336,109            -       336,109        12,122       (11,594)       336,637
Other liabilities                      1,827            -         1,827         1,431             -          3,258
Convertible preferred stock           71,690            -        71,690             -             -         71,690
Common shareholders' equity          138,378       32,390       170,768        16,946       (49,336)       138,378
                               -------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity             $596,384      $33,469      $629,853       $34,750      $(71,676)      $592,927
                               =====================================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                     AUDITED

                                                               COMBINED
                                                              STERICYCLE       NON-
                                   STERICYCLE,   GUARANTOR   AND GUARANTOR  GUARANTOR
                                      INC.     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                               -------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents        $  1,408      $   595      $  2,003       $   663      $      -       $  2,666
   Other current assets               78,193       12,220        90,413         7,113        (9,181)        88,345
                               -------------------------------------------------------------------------------------
Total current assets                  79,601       12,815        92,416         7,776        (9,181)        91,011
Property, plant and equipment,
   net                                60,165          242        60,407        13,501             -         73,908
Goodwill, net                        377,178       29,384       406,562        12,228             -        418,790
Investment in subsidiaries            63,306        3,308        66,614             -       (66,614)             -
Other assets                          19,234        6,582        25,816           124       (11,667)        14,273
                               -------------------------------------------------------------------------------------
Total assets                        $599,484      $52,331      $651,815       $33,629      $(87,462)      $597,982
                               =====================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of               $  4,035      $     -      $  4,035       $ 1,062      $      -       $  5,097
     long-term debt
   Other current liabilities          43,175        1,233        44,408         2,793        (9,185)        38,016
                               -------------------------------------------------------------------------------------
Total current liabilities             47,210        1,233        48,443         3,855        (9,185)        43,113
Long-term debt, net of current
   portion                           344,142            -       344,142        12,585       (11,623)       345,104
Other liabilities                      1,995            -         1,995         1,633             -          3,628
Convertible preferred stock           71,437            -        71,437             -             -         71,437
Common shareholders' equity          134,700       51,098       185,798        15,556       (66,654)       134,700
                               -------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity             $599,484      $52,331      $651,815       $33,629      $(87,462)      $597,982
                               =====================================================================================

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
                                    UNAUDITED

                                                                COMBINED
                                                               STERICYCLE       NON-
                                   STERICYCLE,   GUARANTOR    AND GUARANTOR   GUARANTOR
                                       INC.     SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                               -------------------------------------------------------------------------------------
Revenues                             $72,786       $4,321        $77,107        $9,057      $  (329)       $85,835
Cost of revenues                      43,391        2,681         46,072         6,028         (329)        51,771
Selling, general, and
   administrative expense             14,106          290         14,396         1,432            -         15,828
Acquisition related expenses             238            -            238             -            -            238
                               -------------------------------------------------------------------------------------
Total costs and expenses              57,735        2,971         60,706         7,460         (329)        67,837
                               -------------------------------------------------------------------------------------
Income from operations                15,051        1,350         16,401         1,597            -         17,998
Equity in net income of
   subsidiaries                        2,635          829          3,464             -       (3,464)             -
Other (expense) income, net           (9,444)         174         (9,270)         (301)                     (9,571)
                               -------------------------------------------------------------------------------------
Income before income taxes             8,242        2,353         10,595         1,296       (3,464)         8,427
Income tax expense                     3,225          110          3,335            75            -          3,410
                               -------------------------------------------------------------------------------------
Net income                           $ 5,017       $2,243        $ 7,260        $1,221      $(3,464)       $ 5,017
                               =====================================================================================


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2000
                                    UNAUDITED

                                                               COMBINED
                                                              STERICYCLE       NON-
                                   STERICYCLE,  GUARANTOR    AND GUARANTOR   GUARANTOR
                                       INC.    SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                               -------------------------------------------------------------------------------------
Revenues                             $32,863      $38,104       $70,967        $6,727       $   (26)       $77,668
Cost of revenues                      18,900       23,503        42,403         4,980           (26)        47,357
Selling, general, and
   administrative expense              8,870        4,408        13,278         1,206             -         14,484
                               -------------------------------------------------------------------------------------
Total costs and expenses              27,770       27,911        55,681         6,186           (26)        61,841
                               -------------------------------------------------------------------------------------
Income from operations                 5,093       10,193        15,286           541             -         15,827
Equity in net income of
   subsidiaries                        6,738            5         6,743             -        (6,743)             -
Other income (expense), net           (9,342)         138        (9,204)         (343)                      (9,547)
                               -------------------------------------------------------------------------------------
Income before income taxes             2,489       10,336        12,825           198        (6,743)         6,280
Income tax (benefit) expense          (1,284)       3,791         2,507             -             -          2,507
                               -------------------------------------------------------------------------------------
Net income (loss)                    $ 3,773      $ 6,545       $10,318        $  198       $(6,743)       $ 3,773
                               =====================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                    UNAUDITED

                                                                 COMBINED
                                                                STERICYCLE        NON-
                                      STERICYCLE,  GUARANTOR   AND GUARANTOR   GUARANTOR
                                          INC.    SUBSIDIARIES SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                  -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by (used in)
     operating activities               $13,981     $  (262)      $13,719        $1,050         $   -        $14,769
                                  -------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  (3,756)        (63)       (3,819)         (141)            -         (3,960)
   Payments for acquisitions and
     international investments,          (2,013)          -        (2,013)            -             -         (2,013)
     net
   Short-term investments                    --           -            --          (210)            -           (210)
                                  -------------------------------------------------------------------------------------
Net cash used in investing
   activities                            (5,769)        (63)       (5,832)         (351)            -         (6,183)
                                  -------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Principal payments on capital
     lease obligations                     (249)          -          (249)         (113)            -           (362)
   Repayment of long term debt           (8,176)          -        (8,176)         (120)            -         (8,296)
   Proceeds from exercise of
     stock options                          566           -           566             -             -            566
                                  -------------------------------------------------------------------------------------
Net cash used in financing
   activities                            (7,859)          -        (7,859)         (233)            -         (8,092)
                                  -------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                 $   353     $  (325)      $    28        $  466         $   -            494
                                  ====================================================================
Cash and cash equivalents at
   beginning of period                                                                                         2,666
                                                                                                      -----------------
Cash and cash equivalents at end
   of period                                                                                                 $ 3,160
                                                                                                      =================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000

                                                                COMBINED
                                                               STERICYCLE      NON-
                                  STERICYCLE,    GUARANTOR    AND GUARANTOR  GUARANTOR
                                      INC.      SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                               -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by
     operating activities           $  3,312       $  899       $ 4,211        $  201        $    -      $  4,412
                               -------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                 (660)        (287)         (947)         (211)            -        (1,158)
   Payments for acquisitions
     and international
     investments, net                   (298)        (357)         (655)            -             -          (655)
   Short-term investments                  7            -             7             -             -             7
                               -------------------------------------------------------------------------------------
Net cash used in investing
   activities                           (951)        (644)       (1,595)         (211)            -        (1,806)
                               -------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Repayment of long term debt        (1,180)           -        (1,180)          336             -          (844)
   Principal payments on
     capital lease obligations           (40)        (279)         (319)         (160)            -          (479)
   Proceeds from issuance's of
     common stock                        143            -           143             -             -           143
                               -------------------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities               (1,077)        (279)       (1,356)          176             -        (1,180)
                               -------------------------------------------------------------------------------------
Net increase (decrease) in
   cash and cash equivalents        $  1,284       $  (24)      $ 1,260        $  166        $    -         1,426
                               =======================================================================
Cash and cash equivalents at
   beginning of period                                                                                     19,344
                                                                                                      --------------
Cash and cash equivalents at
   end of period                                                                                         $ 20,770
                                                                                                      ==============

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The following summarizes (in thousands) the Company's operations:

                                                     Three Months Ended
                                                          March 31,
                                                  2001                2000
                                                  ----                ----
                                               $         %        $          %

Revenues                                    $85,835    100.0   $77,668     100.0
Cost of revenues                             51,771     60.3    47,357      61.0
                                            ------------------------------------
Gross profit                                 34,064     39.7    30,311      39.0
Selling, general and administrative
  expenses                                   15,828     18.4    14,484      18.6
Income from operations before acquisition
  related costs                              18,236     21.2    15,827      20.4
Acquisition related costs                       238      0.3         -         -
                                            ------------------------------------
Income from operations                       17,998     20.9    15,827      20.4
Net income                                    5,017      5.8     3,773       4.9
Depreciation and amortization                 6,122      7.1     5,783       7.4
EBITDA before acquisition related costs* 24,186 28.2 21,722 28.0 Earnings per share-diluted, fully taxed,
  before acquisition related costs              .25                .19
Cash flow per share**                           .46                .42

*EBITDA before acquisition related costs is calculated as the sum of net income, plus net interest expense, income tax expense, depreciation expense, amortization expense, and acquisition related costs, to the extent deducted in calculating net income.

** Cash flow per share includes the benefit of 15-year goodwill amortization for tax purposes versus 25 to 40-year goodwill amortization for book purposes and excludes acquisition related costs.

     Revenues. Revenues increased $8.2 million, or 10.5%, to $85.8 million during the three months ended March 31, 2001 from $77.7 million during the comparable period in 2000 as a result of our continued strategy of focusing on sales to higher-margin small account customers, higher international equipment sales and higher revenues by 3CI Complete Compliance Corporation, of which our wholly-owned subsidiary, Waste Systems, Inc. is a majority shareholder. International equipment revenues during the three months ended March 31, 2001 increased $1.7 million to $2.1 million from $0.4 million during the comparable period in 2000. During the three months ended March 31, 2001, acquisitions contributed approximately $0.6 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased approximately 8% while revenues from large account customers also increased by approximately 2%.

     Cost of Revenues. Cost of revenues increased $4.4 million to $51.8 million during the three months ended March 31, 2001 from $47.4 during the comparable period in 2000. The increase was primarily due to higher energy, supply, and labor costs and volume growth. The gross margin percentage increased to 39.7% during the three months ended March 31, 2001 from 39.0% during the same period in 2000 as a result of productivity improvements offsetting the higher energy, supply and labor costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $15.8 million for the three months ended March 31, 2001 from $14.4 million for the comparable period in 2000. The increase was largely the result of higher administrative expenses related to the international business and spending on the Steri-safe compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 18.4% during the three months ended March 31, 2001 from 18.6% during the comparable period in 2000. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.4% during the three months ended March 31, 2001 from 14.3% during the comparable period in 2000.

     Acquisition related costs. During the three months ended March 31, 2001, we incurred acquisition-related costs of $0.2 million related to the integration of the BFI acquisition.

     EBITDA. Earnings before interest, income taxes, depreciation and amortization (`EBITDA') before the acquisition related charges increased by 11.3% to $24.2 million or 28.2% of revenue for the three months ended March 31, 2001 as compared to $21.7 million or 28.0% of revenue for the comparable period in 2000. The increase in EBITDA is primarily due to the factors described above.

     Interest Expense and Interest Income. Interest expense decreased to $9.4 million during the three months ended March 31, 2001 from $9.9 million during the comparable period in 2000 primarily due to decreased interest rates related to borrowings associated with the BFI acquisition. Interest income decreased to $.04 million during the three months ended March 31, 2001 from $.2 million during the comparable period in 2000 primarily due to lower cash balances.

     Income Tax Expense. Income taxes for the three months ended March 31, 2001 reflects an effective tax rate of approximately 40% for federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, our working capital was $44.0 million compared to working capital of $47.9 at December 31, 2000. The decrease in working capital is primarily due to lower accounts receivable balances. We have available a $50,000,000 revolving line of credit secured by our accounts receivable and all of our other assets. At March 31, 2001 we had $5.0 million in borrowings under this line.

     Net cash provided by operating activities was $14.8 million during the three months ended March 31, 2001 compared to $4.4 million for the comparable period in 2000. This increase primarily reflects lower accounts receivable and other assets balances and higher net income, depreciation and amortization expenses, accrued liability and deferred revenue balances partially offset by a lower accounts payable balance.

     Net cash used in investing activities for the three months ended March 31, 2001 was $6.2 million compared to $1.8 million for the comparable period in 2000. This increase is primarily attributable to the increase in capital expenditures and investments in international joint ventures. Capital expenditures were $4.0 million for the three months ended March 31, 2001 compared to $1.2 million for the same period in 2000. This rate of capital spending is within the 4-5% of revenues that we anticipated spending on infrastructure upgrades during 2001. After the upgrades are completed we will have 15-22% of our treatment capacity in incineration and 78-85% in non-incineration technologies such as autoclave and ETD. Investments in acquisitions and international joint ventures for the three months ended March 31, 2001 were $2.0 million versus $0.7 million in the comparable period in 2000.

     Net cash used in financing activities was $8.1 million during the three months ended March 31, 2001 compared to $1.2 million for the comparable period in 2000. During the first three months of 2001 we made repayments of $8.3 million in debt which consisted of approximately $0.1 million in scheduled repayments and $8.2 million in prepayments.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed with this Report:

     11   Statement Re: Computation of Per Share Earnings


(b)  Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: May 11, 2001.


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