Form 10-Q/A
period 2001-06-30
STERICYCLE INC
filed 2001-08-15
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of August 8, 2001 there were 15,663,051 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

On August 13, 2001, we filed our quarterly report on Form 10-Q for the quarter ended June 30, 2001. This filing was our first direct filing electronically, and we inadvertently filed a preliminary draft instead of the final version of our report. The report filed by this Form 10-Q/A is the quarterly report that we intended to file.
There are no material changes in the condensed consolidated balance sheets, condensed consolidated statements of income, or condensed consolidated statements of cash flows included in Item 1 of this report.

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
Common shareholders' equity
Common stock (par value $.01 per share, 30,000,000
  shares authorized, 15,483,640 issued and
  outstanding in 2001, 15,208,866 issued
  and outstanding in 2000).............................         155          152
Additional paid-in capital.............................     144,279      141,304
Accumulated other comprehensive (loss).................      (2,027)          --
Retained earnings (deficit)............................       2,513       (6,756)
                                                         -----------  -----------
Total shareholders' equity.............................     144,920      134,700
                                                         -----------  -----------
  Total liabilities and shareholders' equity........... $   595,885  $   597,982
                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                        Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                     ------------------------  ------------------------
                                        2001         2000         2001         2000
                                     ----------- ------------  ----------- ------------
Revenues........................... $    88,549  $    79,557  $   174,384  $   157,225

Costs and expenses:
  Cost of revenues.................      53,348       48,261      105,119       95,618
  Selling, general and
    administrative expenses........      16,250       14,726       32,078       29,210
  Acquisition related costs........          89        1,407          327        1,407
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      69,687       64,394      137,524      126,235
                                     -----------  -----------  -----------  -----------
Income from operations.............      18,862       15,163       36,860       30,990
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................         139          112          180          308
  Interest expense.................      (9,016)      (9,955)     (18,456)     (19,810)
  Other income.....................        (554)        (140)        (726)         (28)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (9,431)      (9,983)     (19,002)     (19,530)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........       9,431        5,180       17,858       11,460
Income tax expense.................       3,837        2,094        7,247        4,601
                                     -----------  -----------  -----------  -----------
Net income......................... $     5,594  $     3,086  $    10,611  $     6,859
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.32  $      0.17  $      0.61  $      0.38
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.27  $      0.15  $      0.51  $      0.35
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  15,405,682   14,792,602   15,323,297   14,784,264
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  20,852,124   19,917,299   20,729,704   19,824,059
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                              For the Six
                                                          Months Ended June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
OPERATING ACTIVITIES:
Net income............................................. $   10,611  $    6,859
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    FAS 133 ineffective portion of cash flow hedges             13
    Stock compensation expense.........................         82          80
    Depreciation and amortization......................     12,323      11,612
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable................................      3,152     (10,023)
    Parts and supplies.................................       (783)     (1,039)
    Prepaid expenses...................................       (241)     (1,144)
    Other assets.......................................     (1,629)      1,221
    Accounts payable...................................     (4,392)     (2,821)
    Accrued liabilities................................      3,877      (5,488)
    Deferred revenue...................................        292          97
                                                         ----------  ----------
Net cash provided by (used in) operating activities....     23,305        (646)
                                                         ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired..................     (3,957)     (1,624)
  Short-term investments...............................        (38)        237
  Capital expenditures.................................     (6,619)     (3,550)
                                                         ----------  ----------
Net cash used in investing activities..................    (10,614)     (4,937)
                                                         ----------  ----------
FINANCING ACTIVITIES:
  Repayment of long term debt..........................     (8,901)    (15,129)
  Net proceeds and repayments on line of credit........     (5,000)      6,700
  Payments of deferred financing costs.................         --        (522)
  Principal payments on capital lease obligations......       (796)       (965)
  Proceeds from issuance of common stock...............      2,504         768
                                                         ----------  ----------
Net cash used in financing activities..................    (12,193)     (9,148)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...        498     (14,731)
Cash and cash equivalents at beginning of period.......      2,666      19,344
                                                         ----------  ----------
Cash and cash equivalents at end of period............. $    3,164  $    4,613
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but we believe the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2000, as filed with our 2000 Annual Report on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001.

NOTE 2--STOCK OPTIONS

During the quarter ended June 30, 2001, options to purchase 91,087 shares of common stock were granted to employees. These options vest ratably over a five year period and have an exercise price ranging from $40.36-$45.92 per share.

NOTE 3--STOCK ISSUANCES

During the quarter ending June 30, 2001, options to purchase 163,429 shares of common stock were exercised at prices ranging from $0.53-$22.50 per share. In addition, warrants with rights to purchase 31,702 shares of common stock were exercised at a prices ranging from $7.96-$16.50 per share.

NOTE 4--INCOME TAXES

At June 30, 2001, we had net operating loss carry forwards for federal income tax purposes of approximately $7.5 million (excluding 3CI and Med-Tech) which expire beginning in 2006.

NOTE 5--DERIVATIVE INSTRUMENTS

We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 2 years, thus reducing the impact of interest rate changes on future interest expense. In addition during the year ended December 31, 2000, we entered into an interest rate collar agreement reducing the impact of interest rate changes on future interest expense. This agreement expires in March 2002. Approximately 85% ($175 million) of our outstanding floating-rate debt was designated as the hedged items to interest rate swap/collar agreements at June 30, 2001. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

We adopted SFAS 133 on January 1, 2001 which requires us to adjust instruments that are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the derivative instrument is recognized as a component of other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Adoption of this new accounting standard resulted in a $0.2 million effect of change in accounting principle, which has been recorded as other comprehensive loss. During the quarter ended June 30, 2001, we recognized a net loss of $13 thousand related to the ineffective portion of our hedging instruments.

NOTE 6--COMPREHENSIVE INCOME

Total comprehensive income was $5.3 million for the three months ended June 30, 2001 and $8.6 million for the six months ended June 30, 2001. The components of comprehensive income are net income and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133.

NOTE 7-ADOPTION OF NEW ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $%8.5 million ($0.40 per diluted share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be our earnings and financial position.

NOTE 8--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under the Company's senior subordinated notes are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., acquired in May 1997, Waste Systems, Inc., acquired October 1, 1998, Med-Tech Environmental, Inc., acquired December 31, 1998, BFI Medical Waste, Inc., acquired on November 12, 1999, and certain other subsidiaries which have insignificant assets and operations (collectively, "the guarantors"). Financial information concerning the guarantors as of June 30, 2000 and December 31, 2000 and for the three and six-month periods ended June 30, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents............ $    1,515  $       322  $      1,837  $     1,327  $            $      3,164
   Other current assets.................     76,547       16,708        93,255        7,670      (14,091)       86,834
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current assets....................     78,062       17,030        95,092        8,997      (14,091)       89,998
Property, plant and equipment,
   net..................................     64,349          309        64,658       12,468                     77,126
Goodwill, net...........................    391,975        8,604       400,579       12,195                    412,774
Investment in subsidiaries..............     46,786        3,608        50,394                   (50,394)           --
Other assets............................     21,407        5,797        27,204          (54)     (11,163)       15,987
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total assets............................ $  602,579  $    35,348  $    637,927  $    33,606  $   (75,648) $    595,885
                                          ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt..................... $    5,984  $            $      5,984  $       958  $            $      6,942
   Other current liabilities............     49,103        1,085        50,188        3,785      (14,091)       39,882
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities...............     55,087        1,085        56,172        4,743      (14,091)       46,824
Long-term debt, net of current
   portion..............................    328,130                    328,130       11,379      (10,947)      328,562
Other liabilities.......................      1,887                      1,887        1,353                      3,240
Convertible preferred stock.............     72,339                     72,339                                  72,339
Common shareholders' equity.............    145,136       34,263       179,399       16,131      (50,610)      144,920
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................. $  602,579  $    35,348  $    637,927  $    33,606  $   (75,648) $    595,885
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
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   75,874  $     4,369  $     80,243  $     8,642  $      (336) $     88,549

Cost of revenues........................     44,677        2,685        47,362        6,322         (336)       53,348
Selling, general, and
   administrative expense...............     14,254          363        14,617        1,633           --        16,250
Acquisition related expenses............         89           --            89           --           --            89
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     59,020        3,048        62,068        7,955         (336)       69,687
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     16,854        1,321        18,175          687           --        18,862
Equity in net income (loss) of
   subsidiaries.........................      1,054          244         1,298           --       (1,298)           --
Other (expense) income, net.............     (8,701)         140        (8,561)        (870)          --        (9,431)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............      9,207        1,705        10,912         (183)      (1,298)        9,431
Income tax expense......................      3,613          110         3,723          114           --         3,837
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $    5,594  $     1,595  $      7,189  $      (297) $    (1,298) $      5,594
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
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $  148,660  $     8,690  $    157,350  $    17,699  $      (665) $    174,384

Cost of revenues........................     88,068        5,366        93,434       12,350         (665)      105,119
Selling, general, and
   administrative expense...............     28,360          653        29,013        3,065           --        32,078
Acquisition related expenses............        327           --           327           --           --           327
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................    116,755        6,019       122,774       15,415         (665)      137,524
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income (loss) from operations...........     31,905        2,671        34,576        2,284           --        36,860
Equity in net income (loss) of
   subsidiaries.........................      3,689        1,073         4,762           --       (4,762)           --
Other (expense) income, net.............    (18,145)         314       (17,831)      (1,171)          --       (19,002)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............     17,449        4,058        21,507        1,113       (4,762)       17,858
Income tax expense......................      6,838          220         7,058          189           --         7,247
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $   10,611  $     3,838  $     14,449  $       924  $    (4,762) $     10,611
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
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash (used in) provided by
     operating activities............... $   21,525  $      (120) $     21,405  $     1,900  $        --  $     23,305
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................     (5,864)        (153)       (6,017)        (602)          --        (6,619)
   Payments for acquisitions and
     international investments, net of
     cash acquired......................     (3,957)          --        (3,957)          --           --        (3,957)
   Proceeds from maturity of short-term
     investments........................        (38)          --           (38)          --           --           (38)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities        (9,859)        (153)      (10,012)        (602)          --       (10,614)
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank line of credit     (5,000)          --        (5,000)          --           --        (5,000)
   Principal payments on capital lease
     obligations........................       (796)          --          (796)          --           --          (796)
   Repayment of long term debt..........     (8,267)          --        (8,267)        (634)          --        (8,901)
   Payments of deferred financing costs.         --           --            --           --           --            --
   Proceeds from issuance of common
     stock..............................      2,504           --         2,504           --           --         2,504
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities...    (11,559)          --       (11,559)        (634)          --       (12,193)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents..................... $      107  $      (273) $       (166) $       664  $        --           498
                                          ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period............................                                                                         2,666
                                                                                                           ------------
Cash and cash equivalents at end of
   period...............................                                                                  $      3,164
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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30 , 2000

The following summarizes (in thousands) the Company's operations:

                                            Three Months Ended June 30,
                                      --------------------------------------
                                              2001                2000
                                      ------------------  ------------------
                                          $         %         $         %
                                      ---------  -------  ---------  -------
Revenues............................ $  88,549    100.0  $ $79,557    100.0
Cost of revenues....................    53,348     60.2     48,261     60.7
                                      ---------  -------  ---------  -------
Gross profit........................    35,201     39.8     31,296     39.3
Selling, general and
  administrative expenses...........    16,250     18.4     14,726     18.5
                                      ---------  -------  ---------  -------
Income from operations before
  acquisition related costs.........    18,951     21.4     16,570     20.8
Acquisition related costs...........        89      0.1      1,407      1.8
                                      ---------  -------  ---------  -------
Income from operations..............    18,862     21.3     15,163     19.1
Net income..........................     5,594      6.3      3,086      3.9
Depreciation and amortization.......     6,201      7.0      5,829      7.3
EBITDA before acquisition
  related costs*....................    24,960     28.2     22,259     28.0
Earnings per share-Diluted..........      0.27                0.15
Earnings per share-Diluted (before
  acquisition related costs)........      0.27                0.20
Cash flow per share**                     0.48                0.42

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

Revenues: Revenues increased $8.9 million to $88.5 million during the three months ended June 30, 2001 from $79.6 million during the comparable period in 2000 as a result of our continued strategy of focusing on sales to higher-margin small account customers, higher international equipment sales and higher revenues by 3CI Complete Compliance Corporation, of which our wholly-owned subsidiary, Waste Systems, Inc. is a majority shareholder. International equipment revenues during the three months ended June 30, 2001 increased $0.4 million to $1.0 million from $0.6 million during the comparable period in 2000. During the three months ended June 30, 2001, acquisitions contributed approximately $0.8 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased over 9% while revenues from large account customers also increased by approximately 5%.

Cost of Revenues: Cost of revenues increased $5.0 million to $53.3 million during the three months ended June 30, 2001 from $48.3 during the comparable period in 2000. The increase was primarily due to volume growth and higher energy and labor costs. The gross margin percentage increased to 39.8% during the three months ended June 30, 2001 from 39.3% during the same period in 2000 as a result of productivity improvements offsetting the higher energy and labor costs.

Selling, General and Administrative Expenses: Selling general and administrative expenses increased to $16.3 million for the three months ended June 30, 2001 from $14.7 million for the comparable period in 2000. The increase was largely the result of higher spending on the Steri-safe compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 18.4% during the three months ended June 30, 2001 from 18.5% during the comparable period in 2000. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.4% during the three months ended June 30, 2001 from 14.3% during the comparable period in 2000.

Acquisition related costs: During the three months ended June 30, 2001, we incurred acquisition-related costs of $0.1 million related to the integration of the BFI acquisition.

EBITDA: Earnings before interest, income taxes, depreciation and amortization ("EBITDA") before the acquisition related charges increased by 12.1% to $25.0 million or 28.2% of revenue for the three months ended June 30, 2001 as compared to $22.3 million or 28.0% of revenue for the comparable period in 2000. The increase in EBITDA is primarily due to the factors described above.

Interest Expense: Interest expense increased to $9.0 million during the three months ended June 30, 2001 from $10.0 million during the comparable period in 2000 primarily due to decreased interest rates and debt prepayments related to borrowings associated with the BFI acquisition.

Other Expense: Other expense increased to $0.6 million during the three months ended June 30, 2001 from $0.1 million during the comparable period in 2000 primarily due to a one time accrual in state and local taxes of approximately $0.4 million and minority interest expense related to our foreign subsidiaries as opposed to minority interest income during the comparable period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30 , 2000

The following summarizes (in thousands) the Company's operations:

                                             Six Months Ended June 30,
                                      --------------------------------------
                                              2001                2000
                                      ------------------  ------------------
                                          $         %         $         %
                                      ---------  -------  ---------  -------
Revenues............................ $ 174,384    100.0  $ 157,225    100.0
Cost of revenues....................   105,119     60.3     95,618     60.8
                                      ---------  -------  ---------  -------
Gross profit........................    69,265     39.7     61,607     39.2
Selling, general and
  administrative expenses...........    32,078     18.4     29,210     18.6
                                      ---------  -------  ---------  -------
Income from operations before
  acquisition related costs.........    37,187     21.3     32,397     20.6
Acquisition related costs...........       327      0.2      1,407      0.9
                                      ---------  -------  ---------  -------
Income from operations..............    36,860     21.1     30,990     19.7
Net income..........................    10,611      6.1      6,859      4.4
Depreciation and amortization.......    12,323      7.1     11,612      7.4
EBITDA before acquisition
  related costs*....................    49,146     28.2     43,981     28.0
Earnings per share-Diluted..........      0.51                0.35
Earnings per share-Diluted (before
  acquisition related costs)........      0.52                0.39
Cash flow per share                       0.94                0.84

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

Revenues: Revenues increased $17.2 million or 10.9%, to $174.4 million during the six months ended June 30, 2001 from $157.2 million during the comparable period in 2000 as a result of our continued strategy of focusing on sales to higher-margin small account customers, higher international equipment sales and higher revenues by 3CI Complete Compliance Corporation, of which our wholly-owned subsidiary, Waste Systems, Inc. is a majority shareholder. International equipment revenues during the six months ended June 30, 2001 increased $2.1 million to $3.2 million from $1.0 million during the comparable period in 2000. During the six months ended June 30, 2001, acquisitions contributed approximately $1.3 million to the increase in revenues as compared to the prior year. For the six months, our base internal revenue growth for small account customers increased approximately 9% while revenues from large account customers also increased by approximately 3%.

Cost of Revenues: Cost of revenues increased $9.5 million to $105.1 million during the six months ended June 30, 2001 from $95.6 million during the comparable period in 2000. The increase was primarily due to higher energy and labor costs and volume growth. The gross margin percentage increased to 39.7% during the six months ended June 30, 2001 from 39.2% during the same period in 2000 as a result of productivity improvements offsetting the higher energy and labor costs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased to $32.1 million for the six months ended June 30, 2001 from $29.2 million for the comparable period in 2000. The increase was largely the result of higher administrative expenses related to the international business and spending on the Steri-safe compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 18.4% during the six months ended June 30, 2001 from 18.6% during the comparable period in 2000. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.4% during the six months ended June 30, 2001 from 14.3% during the comparable period in 2000.

Acquisition related costs: During the six months ended June 30, 2001, we incurred acquisition-related costs of $0.3 million related to the integration of the BFI acquisition.

EBITDA: Earnings before interest, income taxes, depreciation and amortization ("EBITDA") before the acquisition related charges increased by 11.7% to $49.1 million or 28.2% of revenue for the six months ended June 30, 2001 as compared to $44.0 million or 28.0% of revenue for the comparable period in 2000. The increase in EBITDA is primarily due to the factors described above.

Interest Expense: Interest expense decreased to $18.5 million during the six months ended June 30, 2001 from $19.8 million during the comparable period in 2000 primarily due to decreased interest rates related to borrowings associated with the BFI acquisition.

Other Expense: Other expense increased to $0.7 million during the six months ended June 30, 2001 from $0.03 million during the comparable period in 2000 primarily due to a one time accrual in state and local taxes of $0.4 million and minority interest expense related to our foreign subsidiaries as opposed to minority interest income during the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, our working capital was $43.2 million compared to working capital of $47.9 at December 31, 2000. The decrease in working capital is primarily due to lower accounts receivable and other current asset balances. We have available a $50,000,000 revolving line of credit secured by our accounts receivable and all of our other assets. At June 30, 2001 we had no borrowings under this line.

Net cash provided by operating activities was $23.3 million during the six months ended June 30, 2001 compared to net cash used in operations of $0.6 million for the comparable period in 2000. This increase primarily reflects better collections of accounts receivable in 2001 vs 2000 and higher net income, depreciation and amortization expenses, accrued liability and deferred revenue balances partially offset by a lower accounts payable balance and higher other asset balances.

Net cash used in investing activities for the six months ended June 30, 2001 was $10.6 million compared to $4.9 million for the comparable period in 2000. This increase is primarily attributable to the increase in capital expenditures and investments in international joint ventures. Capital expenditures were $6.6 million for the six months ended June 30, 2001, primarily for upgrades to our incinerator treatment facilities, compared to $3.6 million for the same period in 2000. This rate of capital spending is within the 4-5% of revenues that we anticipated spending during 2001. After the upgrades are completed we will have 15-22% of our treatment capacity in incineration and 78-85% in non-incineration technologies such as autoclave and ETD. Investments in acquisitions and international joint ventures for the six months ended June 30, 2001 were $4.0 million versus $1.6 million in the comparable period in 2000.

Net cash used in financing activities was $12.2 million during the six months ended June 30, 2001 compared to $9.1 million for the comparable period in 2000. During the first six months of 2001 we made repayments of $14.7 million in debt and capital leases which consisted of approximately $6.5 million in scheduled repayments and $8.2 million in prepayments.

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

Dated: August 15, 2001

STERICYCLE, INC.
(Registrant)
By:	/s/ FRANK J.M. TEN BRINK
Frank J.M. ten Brink
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)