Form 10-Q
period 2001-09-30
STERICYCLE INC
filed 2001-11-14
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of November 13, 2001 there were 18,440,098 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         September 30, December 31,
                                                             2001          2000
                                                         -----------   -----------
                                                         (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents.............................. $    12,804         2,666
Short-term investments.................................         333           281
Accounts receivable, less allowance for doubtful
  accounts of $3,516 in 2001 and $3,625 in 2000........      68,657        71,225
Parts and supplies.....................................       3,905         3,216
Prepaid expenses.......................................       2,297         1,858
Other..................................................      11,141        11,765
                                                         -----------   -----------
         Total current assets..........................      99,137        91,011
                                                         -----------   -----------
Property, plant and equipment:
Land...................................................       7,571         7,486
Buildings and improvements.............................      30,477        26,565
Machinery and equipment................................      61,645        54,040
Office equipment and furniture.........................       7,889         6,515
Construction in progress...............................       9,252         3,834
                                                         -----------   -----------
                                                            116,834        98,440
Less accumulated depreciation..........................     (33,595)      (24,532)
                                                         -----------   -----------
  Property, plant and equipment, net...................      83,239        73,908
                                                         -----------   -----------
Other assets:
Goodwill, less accumulated amortization of $35,913
  in 2001 and $24,507 in 2000..........................     422,589       418,790
Other..................................................      15,678        14,273
                                                         -----------   -----------
  Total other assets...................................     438,267       433,063
                                                         -----------   -----------
         Total assets.................................. $   620,643   $   597,982
                                                         ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt...................... $     8,996   $     5,097
Accounts payable.......................................      12,001        14,444
Due to seller..........................................       1,307         1,631
Accrued compensation...................................       6,803         3,887
Accrued interest.......................................       6,710         3,764
Accrued taxes..........................................       9,432        (2,689)
Accrued acquisition related expenses...................         629         3,766
Accrued liabilities....................................      15,802        12,708
Deferred revenue.......................................       2,644           505
                                                         -----------   -----------
         Total current liabilities.....................      64,324        43,113
                                                         -----------   -----------
Long-term debt, net of current portion.................     325,857       345,104
Other liabilities......................................       3,223         3,628
Redeemable preferred stock
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 74,625 outstanding in 2001,
    75,000 outstanding in 2000, liquidation preference
    of $79,440 in 2001 and $77,883 in 2000)............      72,996        71,437
Common shareholders' equity
Common stock (par value $.01 per share, 30,000,000
  shares authorized, 15,686,321 issued and outstanding
  in 2001, 15,208,866 issued and outstanding in 2000)..         157           152
Additional paid-in capital.............................     151,040       141,304
Accumulated other comprehensive loss...................      (5,114)           --
Retained earnings (deficit)............................       8,160        (6,756)
                                                         -----------   -----------
Total shareholders' equity.............................     154,243       134,700
                                                         -----------   -----------
  Total liabilities and shareholders' equity........... $   620,643   $   597,982
                                                         ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                        Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                     ------------------------  ------------------------
                                        2001         2000         2001         2000
                                     ----------- ------------  ----------- ------------
Revenues........................... $    91,261  $    81,066  $   265,645  $   238,291

Costs and expenses:
  Cost of revenues.................      54,794       49,151      159,913      144,769
  Selling, general and
    administrative expenses........      16,717       14,765       48,795       43,975
  Acquisition related costs........          20        1,483          347        2,890
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      71,531       65,399      209,055      191,634
                                     -----------  -----------  -----------  -----------
Income from operations.............      19,730       15,667       56,590       46,657
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................          85          177          265          485
  Interest expense.................      (8,942)      (9,861)     (27,398)     (29,671)
  Other expense....................        (313)        (144)      (1,039)        (172)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (9,170)      (9,828)     (28,172)     (29,358)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      10,560        5,839       28,418       17,299
Income tax expense.................       4,225        2,406       11,472        7,007
                                     -----------  -----------  -----------  -----------
Net income......................... $     6,335  $     3,433  $    16,946  $    10,292
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.36  $      0.19  $      0.97  $      0.56
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.30  $      0.17  $      0.81  $      0.52
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  15,659,912   14,872,322   15,436,760   14,809,100
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  21,098,186   20,096,123   20,875,582   19,877,865
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                              For the Nine
                                                          Months Ended September
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
OPERATING ACTIVITIES:
Net income............................................. $   16,946  $   10,292
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    FAS 133 ineffective portion of cash flow hedges             46
    Stock compensation expense.........................        106         120
    Depreciation and amortization......................     18,737      17,415
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable................................      3,353     (11,972)
    Parts and supplies.................................       (604)     (1,063)
    Prepaid expenses...................................       (336)     (1,002)
    Other assets.......................................     (2,416)     (1,423)
    Accounts payable...................................     (2,443)     (3,747)
    Accrued liabilities................................     11,483      (3,374)
    Deferred revenue...................................      2,139         193
                                                         ----------  ----------
Net cash provided by operating activities..............     47,011       5,439
                                                         ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired..................    (13,115)     (4,203)
  Short-term investments...............................        (52)        237
  Retirement of property and equipment.................        979          --
  Capital expenditures.................................    (12,330)     (7,933)
                                                         ----------  ----------
Net cash used in investing activities..................    (24,518)    (11,899)
                                                         ----------  ----------
FINANCING ACTIVITIES:
  Repayment of long term debt..........................     (9,118)    (15,129)
  Net proceeds and repayments on line of credit........     (5,000)      5,000
  Payments of deferred financing costs.................         --        (522)
  Principal payments on capital lease obligations......     (1,230)     (1,280)
  Proceeds from issuance of common stock...............      2,993       1,265
                                                         ----------  ----------
Net cash used in financing activities..................    (12,355)    (10,666)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...     10,138     (17,126)
Cash and cash equivalents at beginning of period.......      2,666      19,344
                                                         ----------  ----------
Cash and cash equivalents at end of period............. $   12,804  $    2,218
                                                         ==========  ==========
                                                            12,752       1,933
Non-cash activities:
Net issuances of common stock for certain acquisitions  $    6,250  $    1,260
Net issuances of notes payable for certain acquisitions $       --  $      263

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2000, as filed with our 2000 Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001.

NOTE 2--STOCK OPTIONS

During the quarter ended September 30, 2001, options to purchase 19,400 shares of common stock were granted to employees. These options vest ratably over a five year period and have exercise prices ranging from $45.82-$47.34 per share.

NOTE 3--STOCK ISSUANCES

During the quarter ended September 30, 2001, options to purchase 46,300 shares of common stock were exercised at prices ranging from $1.99-$25.06 per share. In addition, warrants with rights to purchase 31,412 shares of common stock were exercised at a price of $17.50 per share.

NOTE 4--INCOME TAXES

At September 30, 2001, we had net operating loss carry forwards for federal income tax purposes of approximately $6.9 million (excluding 3CI and Med-Tech) which expire beginning in 2006.

NOTE 5-NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share

STERICYCLE, INC. AND SUBSIDIARIES

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                  Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               ------------------------  ------------------------
                                                  2001         2000         2001         2000
                                               -----------  ----------- ------------  -----------
Numerator:
   Net Income................................ $     6,335  $     3,433  $    16,946  $    10,292
   Preferred stock dividends.................        (657)        (633)      (1,951)      (1,926)
                                               -----------  -----------  -----------  -----------
   Numerator for basic earnings
      per share.............................. $     5,678  $     2,800  $    14,995  $     8,366
   Effective of dilutive securities:
     Preferred stock dividends...............         657          633        1,951        1,926
                                               -----------  -----------  -----------  -----------
   Numerator for diluted earnings
    per share income available to
    common shareholders after
    assumed conversions...................... $     6,335  $     3,433  $    16,946  $    10,292
                                               ===========  ===========  ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  15,659,912   14,872,322   15,436,760   14,809,100
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................     846,265      660,822      848,097      581,939
    Warrants.................................      71,346      167,246      106,718      146,870
    Convertible preferred stock..............   4,520,663    4,395,733    4,484,007    4,339,956
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................   5,438,274    5,223,801    5,438,822    5,068,765
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share adjusted weighted
  average shares and assumed
  conversions................................  21,098,186   20,096,123   20,875,582   19,877,865
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.36  $      0.19  $      0.97  $      0.56
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.30  $      0.17  $      0.81  $      0.52
                                               ===========  ===========  ===========  ===========

NOTE 6--DERIVATIVE INSTRUMENTS

We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. In addition during the year ended December 31, 2000, we entered into an interest rate collar agreement reducing the impact of interest rate changes on future interest expense. This agreement expires in March 2002. Approximately 85% ($175 million) of our outstanding floating-rate debt was designated as the hedged items to interest rate swap/collar agreements at September 30, 2001. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

We adopted SFAS 133 on January 1, 2001, which requires us to adjust instruments that are designated and qualify as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is recognized as a component of other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Adoption of this new accounting standard resulted in a $0.2 million effect of change in accounting principle, which has been recorded as other comprehensive loss. During the nine months ended September 30, 2001, we recognized a net loss of $0.2 related to the ineffective portion of our hedging instruments.

Activity related to the accumulated loss on derivative instruments is as follows:

Balance at January 1, 2001	$ 0
Initial adoption of FAS 133	(225)
Change associated with current period hedge transactions	(5,060)
Amount reclassified into expense	171
Balance at September 30, 2001	$(5,114)

Included in the balance at September 30, 2001 is $0.8 million related to the interest rate collar, which is expected to be reclassified into expense during the 12 months ended September 30, 2002.

NOTE 7--COMPREHENSIVE INCOME

During the nine months ended September 30, 2001, total comprehensive income amounted to $11.8 million. The components of comprehensive income are net income and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133.

NOTE 8 --ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $7.1 million ($0.34 per diluted share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

NOTE 9--SUBSEQUENT EVENTS

On November 13, 2001 we completed an underwritten public offering of 2,725,000 shares of our common stock at $51.50 per share. We sold 1,025,000 new shares and investment funds associated with Bain Capital LLC and Madison Dearborn Partners, LLC sold 1,700,000 shares. The net proceeds to us from the sale of shares of common stock in the offering were $49.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We will not receive any proceeds from the sale of shares by the selling shareholders. We will use the proceeds from the sale of our shares to redeem up to 35% of the principal amount of our senior subordinated notes.

On October 10, 2001 we refinanced our senior secured credit facility to increase our revolving credit facility from $50.0 million to $80.0 million to extend its maturity. We also reduced and reallocated the amounts available under the Term A and Term B components of our credit facility and extended their maturities. The Term A component was increased from $75.0 million to $100.0 million and the Term B component was reduced from $150.0 million to $75.0 million. The reallocation of the term loans resulted in a balance of $27.3 million outstanding on our revolving credit facility at October 10, 2001. As of November 12, 2001 we have repaid $12.3 million resulting in an outstanding balance of $15 million on our revolving credit facility. The interest rates on both of our term loans and the revolving line of credit were reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

NOTE 10--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under the Company's senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., acquired in May 1997, Waste Systems, Inc., acquired October 1, 1998, Med-Tech Environmental, Inc., acquired December 31, 1998, BFI Medical Waste, Inc., acquired on November 12, 1999, and certain other subsidiaries which have insignificant assets and operations (collectively, "the guarantors"). Financial information concerning the guarantors as of September 30, 2001 and December 31, 2000 and for the three and nine-month periods ended September 30, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents............ $   10,479  $       649  $     11,128  $     1,676  $        --  $     12,804
   Other current assets.................     74,912       17,106        92,018        7,434      (13,119)       86,333
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current assets....................     85,391       17,755       103,146        9,110      (13,119)       99,137
Property, plant and equipment,
   net..................................     68,646        1,865        70,511       12,728           --        83,239
Goodwill, net...........................    388,786       19,340       408,126       14,463           --       422,589
Investment in subsidiaries..............     61,276        4,028        65,304           --      (65,304)           --
Other assets............................     23,104        5,836        28,940           --      (13,262)       15,678
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total assets............................ $  627,203  $    48,824  $    676,027  $    36,301  $   (91,685) $    620,643
                                          ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt..................... $    8,310  $        --  $      8,310  $       686  $            $      8,996
   Other current liabilities............     64,261          946        65,207        3,240      (13,119)       55,328
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities...............     72,571          946        73,517        3,926      (13,119)       64,324
Long-term debt, net of current
   portion..............................    325,523           --       325,523       13,596      (13,262)      325,857
Other liabilities.......................      1,870           --         1,870        1,353           --         3,223
Convertible preferred stock.............     72,996           --        72,996           --           --        72,996
Common shareholders' equity.............    154,243       47,878       202,121       17,426      (65,304)      154,243
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................. $  627,203  $    48,824  $    676,027  $    36,301  $   (91,685) $    620,643
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
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   77,505  $     6,200  $     83,705  $     8,212  $      (656) $     91,261

Cost of revenues........................     45,386        3,797        49,183        6,267         (656)       54,794
Selling, general, and
   administrative expense...............     14,773          526        15,299        1,418           --        16,717
Acquisition related expenses............         20           --            20           --           --            20
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     60,179        4,323        64,502        7,685         (656)       71,531
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     17,326        1,877        19,203          527           --        19,730
Equity in net income (loss) of
   subsidiaries.........................      1,599          (73)        1,526           --       (1,526)           --
Other (expense) income, net.............     (9,227)          83        (9,144)         (26)          --        (9,170)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............      9,698        1,887        11,585          501       (1,526)       10,560
Income tax expense......................      3,363          748         4,111          114           --         4,225
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $    6,335  $     1,139  $      7,474  $       387  $    (1,526) $      6,335
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   35,488  $    37,996  $     73,484  $     7,913  $      (331) $     81,066

Cost of revenues........................     19,921       24,015        43,936        5,546         (331)       49,151
Selling, general, and
   administrative expense...............      8,809        4,429        13,238        1,527           --        14,765
Acquisition related expenses............      1,483           --         1,483           --           --         1,483
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     30,213       28,444        58,657        7,073         (331)       65,399
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................      5,275        9,552        14,827          840           --        15,667
Equity in net income (loss) of
   subsidiaries.........................      6,491         (274)        6,217           --       (6,217)           --
Other (expense) income, net.............     (9,359)         126        (9,233)        (595)          --        (9,828)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............      2,407        9,404        11,811          245       (6,217)        5,839
Income tax expense (benefit)............     (1,026)       3,370         2,344           62           --         2,406
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $    3,433  $     6,034  $      9,467  $       183  $    (6,217) $      3,433
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $  226,165  $    14,890  $    241,055  $    25,911  $    (1,321) $    265,645

Cost of revenues........................    133,454        9,163       142,617       18,617       (1,321)      159,913
Selling, general, and
   administrative expense...............     42,976        1,281        44,257        4,538           --        48,795
Acquisition related expenses............        347           --           347           --           --           347
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................    176,777       10,444       187,221       23,155       (1,321)      209,055
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     49,388        4,447        53,835        2,756           --        56,590
Equity in net income (loss) of
   subsidiaries.........................      5,137        1,000         6,137           --       (6,137)           --
Other (expense) income, net.............    (27,372)         397       (26,975)      (1,197)          --       (28,172)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............     27,153        5,844        32,997        1,559       (6,137)       28,418
Income tax expense......................     10,207          962        11,169          303           --        11,472
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $   16,946  $     4,882  $     21,828  $     1,256  $    (6,137) $     16,946
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   66,036  $   151,446  $    217,482  $    21,258  $      (449) $    238,291

Cost of revenues........................     37,344       92,436       129,780       15,438         (449)      144,769
Selling, general, and
   administrative expense...............     21,225       18,889        40,114        3,861           --        43,975
Acquisition related expenses............      2,890           --         2,890           --           --         2,890
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     61,459      111,325       172,784       19,299         (449)      191,634
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................      4,577       40,121        44,698        1,959           --        46,657
Equity in net income (loss) of
   subsidiaries.........................     26,053         (525)       25,528           --      (25,528)           --
Other (expense) income, net.............    (28,234)         301       (27,933)      (1,425)          --       (29,358)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............      2,396       39,897        42,293          534      (25,528)       17,299
Income tax expense (benefit)............     (7,896)      14,841         6,945           62           --         7,007
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $   10,292  $    25,056  $     35,348  $       472  $   (25,528) $     10,292
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities............... $   35,228  $     6,936  $     42,164  $     4,847  $        --  $     47,011
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................    (11,403)        (163)      (11,566)        (764)          --       (12,330)
   Retirement of property and equipment         780           --           780          199                        979
   Payments for acquisitions and
     international investments, net of
     cash acquired......................     (4,131)      (6,719)      (10,850)      (2,265)          --       (13,115)
   Short-term investments...............        (52)          --           (52)          --           --           (52)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities       (14,806)      (6,882)      (21,688)      (2,830)          --       (24,518)
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank line of credit     (5,000)          --        (5,000)          --           --        (5,000)
   Principal payments on capital lease
     obligations........................     (1,230)          --        (1,230)          --           --        (1,230)
   Repayment of long term debt..........     (8,114)          --        (8,114)      (1,004)          --        (9,118)
   Payments of deferred financing costs.         --           --            --           --           --            --
   Proceeds from issuance of common
     stock..............................      2,993           --         2,993           --           --         2,993
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities...    (11,351)          --       (11,351)      (1,004)          --       (12,355)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net increase in cash and
   cash equivalents..................... $    9,071  $        54  $      9,125  $     1,013  $        --        10,138
                                          ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period............................                                                                         2,666
                                                                                                           ------------
Cash and cash equivalents at end of
   period...............................                                                                  $     12,804
                                                                                                           ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities............... $       34  $     3,848  $      3,882  $     1,557  $        --  $      5,439
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................     (5,508)      (2,077)       (7,585)        (348)          --        (7,933)
   Payments for acquisitions and
     international investments, net of
     cash acquired......................     (3,215)        (972)       (4,187)         (16)          --        (4,203)
   Short-term investments...............        237           --           237           --           --           237
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities        (8,486)      (3,049)      (11,535)        (364)          --       (11,899)
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank line of credit      5,000           --         5,000           --           --         5,000
   Principal payments on capital lease
     obligations........................       (118)        (881)         (999)        (281)          --        (1,280)
   Repayment of long term debt..........    (14,898)          --       (14,898)        (231)          --       (15,129)
   Payments of deferred financing costs.       (522)          --          (522)          --           --          (522)
   Proceeds from issuance of common
     stock..............................      1,265           --         1,265           --           --         1,265
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities...     (9,273)        (881)      (10,154)        (512)          --       (10,666)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents..................... $  (17,725) $       (82) $    (17,807) $       681  $        --       (17,126)
                                          ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period............................                                                                        19,344
                                                                                                           ------------
Cash and cash equivalents at end of
   period...............................                                                                  $      2,218
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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The following summarizes (in thousands) the Company's operations:

                                            Three Months Ended September 30,
                                      --------------------------------------
                                              2001                2000
                                      ------------------  ------------------
                                          $         %         $         %
                                      ---------  -------  ---------  -------
Revenues............................ $  91,261    100.0  $ $81,066    100.0
Cost of revenues....................    54,794     60.0     49,151     60.6
                                      ---------  -------  ---------  -------
Gross profit........................    36,467     40.0     31,915     39.4
Selling, general and
  administrative expenses...........    16,717     18.3     14,765     18.2
                                      ---------  -------  ---------  -------
Income from operations before
  acquisition related costs.........    19,750     21.6     17,150     21.2
Acquisition related costs...........        20      0.0      1,483      1.8
                                      ---------  -------  ---------  -------
Income from operations..............    19,730     21.6     15,667     19.3
Net income..........................     6,335      6.9      3,433      4.2
Depreciation and amortization.......     6,414      7.0      5,803      7.2
  related costs*....................    25,831     28.3     21,326     26.3
Earnings per share-Diluted..........      0.30                0.17

(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.

Revenues. Revenues increased $10.2 million, or 12.6%, to $91.3 million during the three months ended September 30, 2001 from $81.1 million during the comparable period in 2000 as a result of our continued strategy of focusing on sales to higher-margin small account customers, higher international equipment sales and revenues from acquisitions completed in the quarter. International equipment revenues during the three months ended September 30, 2001 increased $1.1 million to $2.3 million from $1.2 million during the comparable period in 2000. During the three months ended September 30, 2001, acquisitions contributed approximately $2.4 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased approximately 10% while revenues from large account customers also increased by over 6%.

Cost of Revenues. Cost of revenues increased $5.6 million to $54.8 million during the three months ended September 30, 2001 from $49.2 during the comparable period in 2000. The increase was primarily due to higher labor costs and volume growth. The gross margin percentage increased to 40.0% during the three months ended September 30, 2001 from 39.4% during the same period in 2000 as a result of productivity improvements and our continued strategy of focusing on sales to higher-margin small account customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.7 million for the three months ended September 30, 2001 from $14.8 million for the comparable period in 2000. The increase was largely the result of higher expenses from acquisitions and higher spending on the Steri-SafeSM OSHA compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues increased to 18.3% during the three months ended September 30, 2001 from 18.2% during the comparable period in 2000. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.5% during the three months ended September 30, 2001 from 14.0% during the comparable period in 2000.

Acquisition related costs. During the three months ended September 30, 2001, we incurred acquisition-related costs of less than $0.1 million related to the integration of the BFI acquisition as compared to $1.5 million in the during the same period in 2000.

Income from Operations. Income from operations increased to $19.7 million for the three months ended September 30, 2001 from $15.7 million for the comparable period in 2000. The increase was due to higher revenues and lower acquisition-related costs offset by higher costs of revenues and selling, general and administrative expenses during the three months. Income as a percentage of revenue increased to 21.6% during the three months ended September 30, 2001 from 19.3% during the same period in 2000 as a result of productivity improvements and lower acquisition-related costs.

EBITDA. EBITDA increased by 21.1% to $25.8 million or 28.3% of revenue for the three months ended September 30, 2001, as compared to $21.3 million or 26.3% of revenue for the comparable period in 2000. The increase in EBITDA is primarily due to the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $8.9 million during the three months ended September 30, 2001 from $9.9 million during the comparable period in 2000 primarily due to decreased interest rates and debt prepayments related to borrowings associated with the BFI acquisition.

Other Expense. Other expense increased to $0.3 million during the three months ended September 30, 2001 from $0.1 million during the comparable period in 2000 primarily due to increased minority interest expense related to our foreign subsidiaries.

Net Income. Net Income increased to $6.3 million for the three months ended September 30, 2001 from $3.4 million for the comparable period in 2000. The increase was due to higher income from operations and lower interest expense partially offset by higher other expense and income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The following summarizes (in thousands) the Company's operations:

                                             Nine Months Ended September 30,
                                      --------------------------------------
                                              2001                2000
                                      ------------------  ------------------
                                          $         %         $         %
                                      ---------  -------  ---------  -------
Revenues............................ $ 265,645    100.0  $ 238,291    100.0
Cost of revenues....................   159,913     60.2    144,769     60.8
                                      ---------  -------  ---------  -------
Gross profit........................   105,732     39.8     93,522     39.2
Selling, general and
  administrative expenses...........    48,795     18.4     43,975     18.5
                                      ---------  -------  ---------  -------
Income from operations before
  acquisition related costs.........    56,937     21.4     49,547     20.8
Acquisition related costs...........       347      0.1      2,890      1.2
                                      ---------  -------  ---------  -------
Income from operations..............    56,590     21.3     46,657     19.6
Net income..........................    16,946      6.4     10,292      4.3
Depreciation and amortization.......    18,737      7.1     17,415      7.3
  related costs*....................    74,650     28.1     63,900     26.8
Earnings per share-Diluted..........      0.81                0.52
(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.

Revenues. Revenues increased 27.4 million, or 11.5%, to $265.6 million during the nine months ended September 30, 2001 from $238.3 million during the comparable period in 2000 as a result of our continued strategy of focusing on sales to higher-margin small account customers, higher international equipment sales, higher revenues by 3CI Complete Compliance Corporation, of which our wholly-owned subsidiary, Waste Systems, Inc. is a majority shareholder and higher revenues from acquisitions completed during the year. International equipment revenues during the nine months ended September 30, 2001 increased $3.2 million to $5.4 million from $2.2 million during the comparable period in 2000. During the nine months ended September 30, 2001, acquisitions contributed approximately $3.7 million to the increase in revenues as compared to the prior year. For the nine months, our base internal revenue growth for small account customers increased approximately 9% while revenues from large account customers also increased by approximately 4%.

Cost of Revenues. Cost of revenues increased $15.1 million to $159.9 million during the nine months ended September 30, 2001 from $144.8 million during the comparable period in 2000. The increase was primarily due to labor costs and volume growth. The gross margin percentage increased to 39.8% during the nine months ended September 30, 2001 from 39.2% during the same period in 2000 as a result of productivity improvements offsetting the higher labor costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $48.8 million for the nine months ended September 30, 2001 from $44.0 million for the comparable period in 2000. The increase was largely the result of higher administrative expenses related to the international business and spending on the Steri-safeSM OSHA compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 18.4% during the nine months ended September 30, 2001 from 18.5% during the comparable period in 2000. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.5% during the nine months ended September 30, 2001 from 14.2% during the comparable period in 2000.

Acquisition related costs. During the nine months ended September 30, 2001, we incurred acquisition-related costs of $0.3 million related to the integration of the BFI acquisition.

Income from Operations. Income from operations increased to $56.6 million for the nine months ended September 30, 2001 from $46.7 million for the comparable period in 2000. The increase was due to higher revenues and lower acquisition-related costs offset by higher cost of revenues and selling, general and administrative expenses during the nine months. Income from operations as a percentage of revenue increased to 21.3% during the nine months ended September 30, 2001 from 19.6% during the same period in 2000 as a result of productivity improvements and lower acquisition-related costs.

EBITDA. EBITDA increased by 16.8% to $74.7 million or 28.1% of revenue for the nine months ended September 30, 2001 as compared to $63.9 million or 26.8% of revenue for the comparable period in 2000. The increase in EBITDA is primarily due to the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $27.4 million during the nine months ended September 30, 2001 from $29.7 million during the comparable period in 2000 primarily due to decreased interest rates related to borrowings associated with the BFI acquisition.

Other Expense. Other expense increased to $1.0 million during the nine months ended September 30, 2001 from $0.2 during the comparable period in 2000 primarily due to a one time accrual in state and local taxes of $0.4 million and minority interest expense related to our foreign subsidiaries as opposed to minority interest income during the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

On October 10, 2001, we refinanced our senior secured credit facility to increase our revolving credit facility and extend its maturity, reallocate the term loan A and B components of the facility and extend their maturities, and reduce the interest rates that we are charged. Under the amendment and restatement of our existing credit agreement, we increased our revolving credit facility from $50.0 million to $80.0 million and extended its maturity from November 11, 2005 to September 30, 2006. We also reallocated and reduced the overall term loan components of the credit facility, increasing the lower-interest Term A component from $75.0 million to $100.0 million and extending its maturity from November 11, 2005 to September 30, 2006, and reducing the higher-interest Term B component from $150.0 million to $75.0 million and extending its maturity from November 10, 2006 to September 30, 2007. Both term loans will be repaid in quarterly installments on the last business day of March, June, September, and December beginning on January 1, 2002.

The refinancing of our senior secured credit facility reduces the interest rates that reducing the applicable margin added to the relevant interest rate charges us. Our borrowings continue to bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a "base rate" (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in the credit agreement. The applicable margin is based upon our leverage ratio. As of November 12, 2001, the margin for interest rates on borrowings under our revolving credit facility and the Term A component is 1.125% on base rate loans and 2.125% on LIBOR loans, and the margin for interest rates on borrowings under the Term B component is 1.75% on base rate loans and 2.75% on LIBOR rate loans.

Our amended and restated credit facility is secured by a lien on substantially all of our assets and all of the assets of our subsidiaries (except for the assets of 3CI and our foreign subsidiaries) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI and Medam, and 65% of our stock in Med-Tech. The amended and restated credit facility also requires us to comply with various quarterly and other financial covenants. As of November 12, 2001, we had $190.0 million of borrowings outstanding under our senior secured credit facility.

At September 30, 2001, our working capital was $34.8 million compared to working capital of $47.9 at December 31, 2000. The decrease in working capital is primarily due to higher current liabilities balances offset by lower accounts receivable balances. As noted above, on September 30, 2001 we had available a $50.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our other assets. At September 30, 2001 we had no borrowings under this line.

Net cash provided by operating activities was $47.0 million during the nine months ended September 30, 2001 compared to $5.4 million for the comparable period in 2000. This increase primarily reflects lower accounts receivable growth in 2001 versus 2000 and higher net income, depreciation and amortization expenses, accrued liability and deferred revenue balances partially offset by a lower accounts payable balance and higher other asset balances.

Net cash used in investing activities for the nine months ended September 30, 2001 was $24.5 million compared to $11.9 million for the comparable period in 2000. This increase is primarily attributable to the increase in capital expenditures and investments in acquisitions and international joint ventures. Capital expenditures were $12.3 million for the nine months ended September 30, 2001 compared to $7.9 million for the same period in 2000. This rate of capital spending is within the 4-5% of revenues that we anticipated spending during 2001. After the upgrades are completed we will have 15-22% of our treatment capacity in incineration and 78-85% in non- incineration technologies such as autoclave and ETD. Investments in acquisitions and international joint ventures for the nine months ended September 30, 2001 were $13.1 million versus $4.2 million in the comparable period in 2000.

Net cash used in financing activities was $12.4 million during the nine months ended September 30, 2001 compared to $10.7 million for the comparable period in 2000. During the first nine months of 2001 we made repayments of $15.3 million in debt and capital leases which consisted of approximately $7.1 million in scheduled repayments and $8.2 million in prepayments.

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

We have not filed any exhibits with this report.

(b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001

STERICYCLE, INC.
(Registrant)
By:	/s/ FRANK J.M. TEN BRINK
Frank J.M. ten Brink
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)