Form 10-K
period 2001-12-31
STERICYCLE INC
filed 2002-03-25
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission File Number 0-21229

Stericycle, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	36-3640402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

28161 North Keith Drive
Lake Forest, Illinois    60045
(Address of Principal Executive Offices including Zip Code)

(847) 367-5910
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      On March 22, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $1,042,453,017.

      On March 22, 2002, there were 18,706,078 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 15, 2002.

Stericycle, Inc.

2001 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Consolidated Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**

PART I

Item 1. Business

 Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Company Overview

We are the largest regulated medical waste management company in North America, serving approximately 269,000 customers throughout the United States, Canada, Puerto Rico and Mexico. We have the only fully integrated, national medical waste management network. Our network includes 36 treatment/collection centers and 94 additional transfer and collection sites. We use this network to provide the industry's broadest service offering, including medical waste collection, transportation and treatment and related consulting, training and education services and products. Our treatment technologies include our proprietary electro-thermal-deactivation system ("ETD") as well as traditional methods such as autoclaving and incineration.

We benefit from significant customer diversification, with no single customer accounting for more than 1% of revenues, and our top 10 customers accounting for less than 4% of revenues. Our two principal groups of customers include approximately 264,350 small medical waste generators such as outpatient clinics, medical and dental offices and long-term and sub-acute care facilities and approximately 4,650 large medical waste generators such as hospitals, blood banks and pharmaceutical manufacturers.

We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they were internally to manage their regulated medical waste. Moreover, by outsourcing these services and purchasing consulting and other services from us, our customers reduce or eliminate their risk of the large fines associated with regulatory non- compliance.

Industry Overview

The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, or MWTA, which Congress enacted in response to media attention after medical waste washed ashore on ocean beaches, particularly in New York and New Jersey. Since the 1980s, government regulation has increasingly required the proper handling and disposal of the medical waste generated by the health care industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products.

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

Pressure To Reduce Hospital Costs. The health care industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, it is using outside contractors to perform some services, including medical waste management. We believe that our medical waste management services help health care providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other infectious material, and reducing the amount of money invested in on-site treatment of medical waste.

Shift to Off-Site Treatment. We believe that managed care and other health care cost-containment pressures are causing patient care to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. We believe that these non-institutional alternate-site health care expenditures will continue to grow as cost-cutting pressures increase.

Aging of U.S. Population. According to industry statistics, the "baby boom" generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation, will continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures become available. All of these factors lead to increased generation of medical waste.

Environmental and Safety Regulation. We believe that many businesses which are not currently using outsourced medical waste services are unaware of the need for proper training of employees and the Occupational Safety and Health Administration, or OSHA, requirements regarding the handling of medical waste. These businesses include restaurants, casinos, hotels and generally all businesses where employees may come into contact with bloodborne pathogens. In addition, home health care is currently unregulated and may become subject to similar bloodborne pathogen regulations in the future.

Our industry is subject to extensive regulation beyond the MWTA. For example, the new stringent Clean Air Act regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations are expected to increase the costs of operating medical waste incinerators and to result in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In 1997, the U.S. Environmental Protection Agency, or EPA, estimated that approximately 83-90% of small medical waste incinerators, 60-95% of medium medical waste incinerators and up to 35% of large medical waste incinerators in the United States will be closed over the next several years. In addition, OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. We believe that these regulations will help to expand the market for our services beyond traditional providers of health care.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

Market Leadership. We are the largest provider of medical waste management services in the United States, with the only national network of services. As a result of our market leadership position, we provide our customers with superior, vertically integrated services as well as a variety of products, and we are the only industry participant able to provide national accounts with local service. We believe that our leading market position provides us with more operating leverage and a unique competitive advantage in attracting and retaining customers as compared to our smaller regional and local competitors.

Broad Range of Services. We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste efficiently, and safely from the point of generation through treatment and disposal. For example, we have developed programs to help train our customers' employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA and other relevant regulations. We also supply specially designed containers for use by most of our large account customers, including our Steri-Tub ® container, a reusable leak and puncture-resistant container, made from recycled plastic, which we developed and patented.

Established National Network. Our 36 treatment/collection centers and our over 269,000 customers in 48 states give us the largest and the only national network in the regulated medical waste industry. In addition, we also serve customers in Canada, Mexico and Puerto Rico. The extensive federal, state and local laws and regulations governing the regulated medical waste industry typically require some type of governmental approval for new facilities. These approvals are frequently opposed by elected officials, local residents or citizen groups, and can be difficult to obtain. We have significant experience in obtaining and maintaining these permits, authorizations and other types of governmental approvals. We believe that a network similar in scale and scope to ours would be extremely expensive and time-consuming for a competitor to develop.

Low-Cost Operations. We are often the low-cost provider within the markets we serve. Our low costs result from our vertically integrated network and our broad geographic presence. As a result, we are able to: increase our route densities, which permits our drivers to make more stops per shift; minimize the distance traveled by our collection vehicles to treatment facilities; and increase the utilization of our equipment and facilities to treat more of the waste that we collect internally. We believe that our vertically integrated operations provide us with a competitive advantage over smaller, less integrated competitors.

Diverse Customer Base and Revenue Stability. We have developed strong contracts and service agreements with a diverse network of established customers. Our top 10 customers account for less than 4% of revenues, and no single customer accounts for more than 1% of revenues. We believe that our diverse customer base would mitigate the impact of the loss of any particular customer. We are also generally protected from regulatory changes and other factors which affect our costs, because our contracts typically contain provisions which allow us to adjust our prices to reflect any additional costs caused by changes in regulations or any other increases in our operating costs.

Strong Sales Network and Proprietary Database. We have the largest sales force in the medical waste industry. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have developed a large proprietary database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts.

Experienced Senior Management Team. Our four most senior executives and the Chairman of our Board of Directors collectively have over 90 years of management experience in the health care and waste management industries. Our Chief Executive Officer, Mark C. Miller, had more than 15 years of senior management experience at Abbott Laboratories and, since joining us in 1992 as Chief Executive Officer, has been with us during our growth from an early stage venture capital concept to the industry leader. Richard T. Kogler joined us in late 1998 as Executive Vice President for domestic operations and Chief Operating Officer. Mr. Kogler previously served in senior roles with American Disposal Services, Inc. and Waste Management, Inc. Anthony J. Tomasello has been our Executive Vice President for international operations and Chief Technical Officer since January 1999, and previously was our Vice President, Operations beginning in 1990. Mr. Tomasello was previously president and chief operating officer of Pi Enterprises and Orbital Systems. Frank J.M. ten Brink, our Executive Vice President and Chief Financial Officer, previously served as chief financial officer of Telular, Inc. and Hexacomb Corporation. Jack W. Schuler, our Chairman, is also currently chairman of the board of directors of Ventana Medical Systems. Mr. Schuler was previously president and chief operating officer of Abbott Laboratories.

Business Strategy

Our goals are to strengthen our position as the largest provider of integrated services in the regulated medical waste industry and to continuously improve our profitability. Components of our strategy to achieve these goals include:

Improve Margins. We intend to continue actively to work to improve our margins by increasing our base of small account customers and focusing on service strategies that more efficiently meet the needs of our large account customers. We have successfully raised the percentage of our revenues from small account customers from 33% of revenues in the fourth quarter of 1996 to 58% in the fourth quarter of 2001, which has contributed to an increase in our operating income margins. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. We believe that the number of small account customers and the opportunities for sales of ancillary services and products to both large and small account customers will continue to grow.

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

Seek Complementary Acquisitions. As described below, we actively seek strategic opportunities to acquire businesses that expand our national network of treatment centers and increase our customer base. We believe that strategic acquisitions can enable us to gain operating efficiencies through increased capacity utilization and increased route density as well as to expand the geographic service areas in which we operate.

Capitalize on Outsourcing Due to Clean Air Regulations. The Clean Air Act regulations have increased both the capital costs required to bring many existing incinerators into compliance and the operating costs of continued compliance. The EPA expects that many hospitals will shut down their incinerators in response to regulations adopted in 1997, which limit the discharge into the atmosphere of pollutants released by medical waste incineration. We plan to capitalize on the anticipated movement by hospitals to outsource medical waste treatment rather than incur the cost of installing the air pollution control systems necessary to comply with these EPA regulations. Because our facilities are modern and well maintained, we believe that our future capital expenditures required to bring our incinerators into compliance with these new regulations will be covered within our normal capital expenditure budgets.

Acquisitions

Evaluation and Integration. We believe that our management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular medical waste management business can be successfully integrated into our business. In determining whether to proceed with a business acquisition, we evaluate a number of factors including:

  the financial impact of the proposed acquisition, including the effect on our cash flow and earnings per share;

  the historical and projected financial results of the target company;

  the purchase price negotiated with the seller and our expected internal rate of return;

  the composition and size of the target company's customer base;

  the efficiencies that we can achieve by integrating the target company with one or more of our existing operations;

  the potential for enhancing or expanding our geographic service area and allowing us to make other acquisitions in the same service area;

  the experience, reputation and personality of the target company's management;

  the target company's reputation for customer service and relationships with the communities that it serves; and

  whether the acquisition gives us any strategic advantages over our competition.

We have established an efficient procedure for integrating newly acquired companies into our business while minimizing disruption of our operations. Once a business is acquired, we implement programs designed to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiencies and overall profitability.

Acquisitions History. We completed a total of 55 acquisitions from 1993 through 2001, of which the most significant was our acquisition in November 1999 of the medical waste business of Browning Ferris Industries, Inc. in the United States, Canada and Puerto Rico. Prior to this acquisition, BFI had been the largest provider of regulated medical waste services in the United States, with revenues of $201.7 million for the 12 months ended June 30, 1999. During 2001, we completed a further four acquisitions, as follows:

Seller	Date	Markets Served
Integrated Environmental Systems, Inc.	December 2001	California
American Medical Disposal, Inc.	July 2001	Oklahoma, Texas, Nebraska, Arkansas and Missouri
Trans Med Ltd.	April 2001	New York
Bio-Safe America, Inc.	April 2001	Florida

In addition, our Mexican subsidiary completed a fifth acquisition, of a medical waste business in Mexico City, in August 2001. See "--International."

Services and Operations

Our services and operations are comprised of collection, transportation, treatment, disposal and recycling, together with related training and education programs, consulting services and product sales. We have 36 treatment/collection facilities located in 23 states, Puerto Rico, Canada and Mexico that serve over 269,000 customers, consisting of approximately 264,350 small account customers and approximately 4,650 large account customers. We develop programs to help our customers handle, separate and contain medical waste. We also advise our health care customers on the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our health care customers to assist them in reducing the amount of medical waste they generate.

Collection and Transportation. We consider efficiency of collection and transportation to be a critical element of our operations because it represents the largest component of our operating costs. We try to maximize the number of stops on each route. We use a tracking system for our collection vehicles that help to improve efficiency. We try to match the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect reusable containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The containers or boxes are inspected at each customer's site prior to pickup. The waste is then transported directly to one of our treatment facilities or to one of our transfer stations where it is combined with other medical waste and transported to a treatment facility. In some select circumstances we transport medical waste to other specially licensed medical waste treatment facilities. We transport small quantities of specific hazardous substances, such as photographic fixer, lead foils and dental amalgam, from certain of our customers to a metal recycling operation.

The use of transfer stations is another important component of our collection and transportation operations. We utilize transfer stations in a "hub and spoke" configuration, which allows us to expand our geographic service area and increase the volume of medical waste that can be treated at a particular facility. Smaller loads of waste containers are temporarily held at the transfer stations until they can be consolidated into full truckloads and transported to a treatment facility.

As part of our collection operations, we supply specially designed containers for use by most of our large account customers and many of our larger small account customers. We have developed a reusable leak and puncture-resistant container, made from recycled plastic, which we call the Steri-Tub ® container. The plastic container enables our customers to reduce costs by reducing the number of times that medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing liability resulting from human contact with medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. We believe that these features make the Steri-Tub ® plastic container superior to our competitors' reusable containers. If a customer generates a large volume of waste, we will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

Treatment and Disposal. Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. In some cases our operating permits require that unacceptable waste be reported to regulatory authorities. After inspection, the waste is treated using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill operated by parties unaffiliated with us. After the plastic containers such as Steri-Tub ® containers have been emptied, they are washed, sanitized and returned to customers for re-use.

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

Documentation. We provide complete documentation to our customers for all medical waste that we collect, including the name of the generator, date of pick-up and date of delivery to a treatment facility. We believe that our documentation system meets all applicable federal, state and local regulations regarding the packaging and labeling of medical waste, including regulations issued by the U.S. Department of Transportation, or DOT, OSHA and state and local authorities. This documentation is sometimes used by our customers to prove that they are in compliance with these regulations. These customers will often pay for us to store, retrieve and reprint old manifests and other documentation. We believe that our ability to offer document archiving and retrieval services represents a competitive advantage.

Marketing and Sales

Marketing Strategy. We have the largest sales force in the medical waste industry. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have developed a large proprietary database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts.

Our more than 1,000 drivers also may participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

Small Account Customers. We have targeted small account customers as a growth area. We believe that these customers offer high profit potential compared to other potential customers. Typical small account customers are individual or small groups of doctors, dentists and other health care providers who are widely dispersed and generate only small amounts of medical waste. These customers are very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small account customers relative to our large account customers.

Our Steri-SafeSM OSHA Compliance Programs, which, after market testing in 1999, we began to offer to select new and existing small account customers in 2000, provides an integrated medical waste management and compliance-assistance service for small account customers who typically lack the internal personnel and systems to comply with OSHA bloodborne regulations. Customers for our Steri-Safe SM service pay a predetermined fee in advance for medical waste collection and treatment services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. We believe that the implementation of our Steri-Safe SM service will provide us with new and enhanced opportunities to leverage our existing customer base through the program's prepayment structure and diversified product and service offerings.

We also operate several "mail-back" programs through which we can reach small account customers located in outlying areas that would be inefficient to serve using our regular route structure.

Large Account Customers. We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as satisfactory levels of profitability can be maintained. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of approximately 4,650 large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

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

National Accounts. As a result of our extensive geographic coverage, we are the only medical waste business capable of servicing national account customers (i.e., customers requiring medical waste disposal services at various geographically dispersed locations). We will continue to selectively focus on national accounts.

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

We have a diverse customer base, with no single customer accounting for more than 1% of revenues, and our top 10 customers accounting for less than 4% of revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business, financial condition or results of operations.

International

We have also expanded beyond the United States and Canada. In 1996, we entered into an agreement with a Brazilian company, Companhia Auxiliar de Viacao e Obras, or CAVO, to assist in exploring opportunities for the commercialization of our medical waste management technology in South America. This relationship was expanded in July 1998, when we entered into an agreement for an exclusive license to use our ETD technology in Brazil and for the sale to CAVO of two fully integrated ETD processing lines for use in treating medical waste in the Sao Paulo, Brazil metropolitan market.

In 1998, we formed Medam S.A. de C.V., or Medam, a Mexican joint venture company, to utilize our ETD technology to treat medical waste primarily in the Mexico City market. Medam operates a treatment facility with a 50 metric ton per day capacity. This facility, which is the largest medical waste treatment facility permitted to date in Mexico, became operational in June 1998. In September 1999, we increased our interest in Medam from 24.5% to 49.0%, and in July 2000, we acquired a further 15.0% to give us a 64.0% interest in the joint venture. In August 2001, Medam completed the acquisition of Mexico City-based medical waste management company, Tecnicas Medio Ambientales Winco S.A. de C.V.

In 1999, we established a joint venture in Argentina, Medam, B.A. Srl, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Medam B.A., and to provide consulting assistance to Medam B.A. in the installation, start-up and validation of the ETD processing equipment in the joint venture's treatment facility in the Sante Fe Province.

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

In August 2001, we concluded an agreement with SteriCorp Limited, an Australian company, under which we provided financing to SteriCorp through the purchase of convertible notes, licensed to it our ETD technology for use in Australia, New Zealand, Malaysia, Indonesia and Thailand and agreed to sell to it an ETD processing line and assist in its installation.

Treatment Technologies

We currently use both non-incineration technologies (our proprietary ETD technology and autoclaving) and incineration technologies for treating regulated medical waste. Our current capacity to treat regulated medical waste is approximately divided between these treatment methods in the following percentages:

non-incineration	82%
incineration	18%

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

Incineration. Incineration burns medical waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of medical waste such as anatomical waste or residues from chemotherapy procedures. Air emissions from incinerators can contain certain byproducts, which are subject to federal, state and, in some cases, local regulation. In some circumstances the ash byproduct of incineration may be regulated.

ETD Treatment Process. ETD includes a system for grinding medical waste. After grinding, ETD uses an oscillating field of low-frequency radio waves to heat medical waste to temperatures that destroy pathogens such as viruses, bacteria, fungi and yeast, without melting the plastic content of the waste. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, like microwaves, which can penetrate medical waste of a typical density only to a depth of approximately five inches. ETD uses frequencies that match the physical properties of medical waste, enabling the ETD treatment process to kill pathogens at temperatures as low as 90 ° C. Although ETD is effective in destroying pathogens present in anatomical waste, we do not currently treat anatomical waste using the ETD process.

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

We compete for service agreements primarily on the basis of cost- effectiveness, quality of service and geographic location. We also attempt to compete by demonstrating to customers that we can do a better job in reducing their potential liability. Our ability to obtain new service agreements may be limited by the fact that a potential customer's current vendor may have an excellent service history or a long-term service contract or may offer prices to the potential customer that are lower than ours.

Governmental Regulation

We operate within the medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on us, including requirements to obtain and maintain government permits. These permits grant us the authority, among other things:

  to construct and operate treatment and transfer facilities;

  to transport medical waste within and between relevant jurisdictions; and

  to handle particular regulated substances.

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

Federal Regulation. There are at least four federal agencies that have authority over medical waste. These agencies are the EPA, OSHA, the U.S. DOT and the U.S. Postal Service. These agencies regulate medical waste under a variety of statutes and regulations.

Medical Waste Tracking Act of 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to MWTA, which was added to the Resource Conservation and Recovery Act of 1976. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988. Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that medical wastes which were generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. See "-- State and Local Regulation." In 1997, the EPA estimated that of the approximately 1,100 small, 690 medium and 460 large medical waste incinerators in operation in May 1996, approximately 83-90% of the small incinerators, 60-95% of the medium incinerators and up to 35% of the large incinerators will be closed as hospitals seek less expensive methods of medical waste disposal rather than incur the cost of installing the necessary air pollution control systems to comply with the EPA's regulations. We currently operate 11 incinerators. Because our facilities are modern and well maintained, we believe that our future capital expenditures required to bring our incinerators into compliance with these new regulations will be covered by our normal capital expenditure budget. We believe that we will be successful in obtaining all necessary federal and state permits to continue the operation of our incinerators.

Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. Various standards apply to certain aspects of our operations. These regulations govern, among other things:

  exposure to bloodborne pathogens and other potentially infectious materials;

  lock out/tag out procedures;

  medical surveillance requirements;

  use of respirators and personal protective equipment;

  emergency planning;

  hazard communication;

  noise;

  ergonomics; and

  forklift safety.

We are subject to unannounced OSHA safety inspections at any time.

Our employees are required by our policy to receive new employee training, annual refresher training and training in their specific tasks. As part of our medical surveillance program, employees receive pre-employment physicals, including drug testing, annually required medical surveillance and exit physicals. We also subscribe to a drug-free workplace policy.

Resource Conservation and Recovery Act of 1976. In 1976, Congress passed the Resource Conservation and Recovery Act of 1976, or RCRA, as a response to growing public concern about problems associated with the handling and disposal of solid and hazardous waste. RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

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

DOT Regulations. The U.S. DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which require us to package and label medical waste in compliance with designated standards, and which incorporate bloodborne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a "biohazard" marking on the outer packaging, and our medical waste container must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

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

Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If we were found to be a responsible party for a particular site, we could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable. This result would be the case if we were unable to identify other responsible parties, or if those parties were financially unable to contribute money to the cleanup.

United States Postal Service. We have obtained permits from the U.S. Postal Service to conduct our "mail-back" programs, pursuant to which customers mail approved "sharps" (needles, knives, broken glass and the like) containers directly to our treatment facilities.

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

  pathology waste (human body parts from surgical procedures and autopsies);

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

transport permits for solid waste, medical waste and hazardous substances;

  permits to construct and operate treatment facilities;

  permits to construct and operate transfer stations;

  permits governing discharge of sanitary water and registration of equipment under air regulations;

  approvals for the use of ETD and other technologies to treat medical waste; and

  various business operator's licenses.

We believe that we are currently in compliance in all material respects with our permits and applicable laws and regulations.

Pursuant to medical waste incinerator regulations adopted by the EPA in 1997, every state was required by September 1998 to adopt a plan to comply with federal guidelines which, among other things, limit the release of some airborne pollutants from medical waste incinerators to levels prescribed by the EPA. Each state's implementation plan must be at least as restrictive as the federal emissions standards. If a state in which we operate an incinerator adopts more stringent limits than the federal emissions standards, it could be very expensive for us to bring our incinerator into compliance with the state's requirements. See "- Governmental Regulation - Federal Regulation - Clean Air Act Regulations."

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

We also conduct business in Mexico and Argentina through joint ventures. We believe that our joint venture operations are in compliance with all material applicable laws, rules and regulations.

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

We hold ten United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Hong Kong, Hungary, Mexico, Russia, South Korea and the United Kingdom.

The term of the first-to-end of our existing United States patents relating to our ETD treatment process will currently end in October 2009.

We own federal registrations of the trademarks "Steri-Fuel®," "Steri-Plastic®," and "Steri-Tub®," the service mark Stericycle® and a service mark consisting of a nine-circle design. There can be no assurance that our registered or unregistered trademarks or service marks will not infringe upon the rights of other parties. The requirement to change any of our trademarks, service marks or trade names could result in the loss of any goodwill associated with that trademark, service mark or trade name and could entail significant expense.

There can be no assurance that any pending or future patent applications will be granted, that any issued patents will provide us with competitive advantages, or that our patents will not be challenged by other parties. In addition, there can be no assurance that other companies will not develop similar processes or avoid our patents. Litigation or administrative proceedings may be necessary to enforce the patents issued to us or to determine the scope and validity of others' proprietary rights. Any litigation or administrative proceeding could result in substantial cost to us and distraction of our management. A ruling against us in any litigation or administrative proceeding could have a material adverse effect on our business.

Our commercial success may also depend on our not infringing patents issued to other parties. There can be no assurance that patents belonging to other parties will not require us to alter our processes, pay licensing fees or cease using any current or future processes. In addition, there can be no assurance that we would be able to license the technology rights that we may require at a reasonable cost or at all. If we could not obtain a license to any infringing technology that we currently use, it could have a material adverse effect on our business.

We also rely on unpatented and unregistered trade secrets, proprietary know- how and continuing technological innovation. We try to protect this information, in part, by confidentiality agreements with our employees, vendors and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets or know-how will not otherwise become known or independently discovered by other parties.

Potential Liability and Insurance

The medical waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:

  cleanup costs;

  personal injury;

  damage to the environment;

  employee matters;

  property damage; or

  alleged negligence or professional errors or omissions in the planning or performance of work.

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

Our insurance programs utilize large deductible plans offered by a commercial insurance company. Large deductible plans allow us the benefits of cost- effective risk financing while protecting us from catastrophic risk with specific stop loss insurance limiting the amount of self-funded exposure for any one loss and aggregate stop loss insurance limiting the self-funding exposure for any one year.

Employees

As of December 31, 2001, we had 2,532 full-time and 51 part-time employees (including employees of our subsidiaries). Approximately 230 of our drivers, transportation helpers and plant workers are covered by a total of eight collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from June 2003 to December 2004. We consider our employee relations to be satisfactory.

Item 2. Facilities

We lease office space for our corporate offices in Lake Forest, Illinois. We own or lease four ETD treatment facilities, seven incineration facilities, 21 autoclave facilities and four facilities that use a combination of these methods or other methods. All of our treatment facilities also serve as collection sites. We own or lease 94 additional transfer and collection sites (including seven sites owned or leased by 3CI) and seven additional sales/administrative sites. We consider that these facilities are adequate for our present and anticipated needs. Substantially all of our owned facilities are pledged to secure our indebtedness under our senior credit facility.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our Company's stockholders during the fourth quarter of 2001.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our four current executive officers:

Name	Position	Age
Mark C. Miller	President, Chief Executive Officer and a Director	46
Richard T. Kogler	Executive Vice President and Chief Operating Officer	42
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	45
Anthony J. Tomasello	Executive Vice President and Chief Technical Officer	55

Mark C. Miller has served as our President and Chief Executive Officer and a director since joining us in May 1992. From May 1989 until he joined us, Mr. Miller served as vice president for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. He is a director of Ventana Medical Systems, Inc. and Lake Forest Hospital. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

As of March 22, 2002, we had approximately 237 stockholders of record.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2000	25.313	15.188
Second quarter 2000	25.875	19.000
Third quarter 2000	27.000	20.125
Fourth quarter 2000	42.250	24.063
First quarter 2001	47.000	26.000
Second quarter 2001	51.870	38.480
Third quarter 2001	52.990	33.700
Fourth quarter 2001	62.850	40.800

We did not pay any dividends during 2001 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our senior credit facility and the indenture pursuant to which we issued our 12-3/8% senior subordinated notes due 2009, and under an agreement in connection with the industrial developments bonds issued to finance our treatment facility at Woonsocket, Rhode Island. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. Selected Financial Data

(Dollars in thousands except per share amounts)

--------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                           1997       1998       1999       2000       2001
--------------------------------------------------------------------------------------------------------------
Statements of Operations Data (1)
--------------------------------------------------------------------------------------------------------------
Revenues                                                $  46,166  $  66,681  $ 132,848  $ 323,722  $ 359,024
--------------------------------------------------------------------------------------------------------------
Income from operations                                      1,386      6,424     12,284     63,466     73,294
--------------------------------------------------------------------------------------------------------------
Net income                                                  1,430      5,713     13,968     14,511     14,710
--------------------------------------------------------------------------------------------------------------
Net income applicable to Common Stock                       1,430      5,713     13,628     11,968     12,168
--------------------------------------------------------------------------------------------------------------
Diluted net income per share of Common Stock                 0.13       0.51       0.92       0.72       0.70
--------------------------------------------------------------------------------------------------------------
Depreciation and amortization                               3,078      4,064      9,879     23,469     25,234
--------------------------------------------------------------------------------------------------------------
EBITDA (3)                                              $   4,464  $  10,489  $  22,728  $  86,512  $  97,395
--------------------------------------------------------------------------------------------------------------

Balance Sheet Data (at December 31) (1)
--------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and short-term investments       $   5,374  $   1,819  $  19,629  $   2,947  $  13,017
--------------------------------------------------------------------------------------------------------------
Total assets                                               61,226     97,755    595,786    597,982    614,530
--------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities                   3,475     23,460    355,444    345,104    267,365
--------------------------------------------------------------------------------------------------------------
Convertible redeemable preferred stock                         --         --     69,195     71,437     44,872
--------------------------------------------------------------------------------------------------------------
Shareholders' equity                                    $  45,026  $  53,651  $ 118,114  $ 134,700  $ 232,510
--------------------------------------------------------------------------------------------------------------

(1) See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2001.

(2) See Note 11 to the Consolidated Financial Statements for information concerning the computation of net income per common share. In 1999 net income includes acquisition-related charges of $4.8 million net of tax and a tax benefit of $6.3 million which positively impacted earnings per share ("EPS") by $0.30 per share. In 2000 net income includes acquisition- related charges of $2.7 million net of tax which negatively impacted EPS by $0.14 per share. In 2001 net income includes acquisition-related charges of $0.2 million after tax, fixed asset write offs of $2.0 million net of tax and extraordinary items, related to debt restructuring and subordinated debt repurchase, of $7.3 million net of tax which negatively impacted EPS by $0.45 per share. Of the $9.5 million of one-time items in the year ended December 31, 2001, $5.5 million were non-cash items.

(3) Calculated for any period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense. EBITDA includes acquisition-related charges of $8.0 million, $4.5 million, $0.4 million for the years ended December 31, 1999, 2000 and 2001, respectively and write-offs of fixed assets of $3.3 million for the year ended December 31, 2001. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

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

Our revenues have increased from $1.6 million in 1991 to $359.0 million in 2001. We derive our revenues from services to two principal types of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small account" customers) and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of December 31, 2001, we served over 269,000 customers.

Critical Accounting Policies and Procedures

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities (see Note 1 to the consolidated financial statements). We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment on our part and complexity of reporting.

Accounts Receivable. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. No single customer accounts for more than 1% of our revenues.

Revenue Recognition. We recognize revenue at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract using the cost-to-cost method. We routinely review total estimated costs to complete each contract and revise the estimated gross margin on the contract as necessary. Payments received in advance are deferred and recognized over the related service period.

Goodwill and Other Identifiable Intangible Assets. Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as assembled workforce and covenants not to compete, are currently amortized on the straight- line method over their estimated useful lives. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable-(see Note 8 to the consolidated financial statements).

Insurance. Our insurance for worker's compensation, vehicle liability and physical damage, and employee-related health care benefits are covered using high deductible insurance polices. A third- party administrator is used to process all such claims. We require all worker's compensation claims to be reported within 24 hours. As a result, we accrue our worker's compensation liability based upon the claim reserves established by the third-party administrator each month. Our employee health insurance benefit liability is based on our historical claims experience rate. To the extent actual claims vary from historical experience, our earnings would be impacted. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The following summarizes (in thousands) our operations:

                                                          Year Ended December 31,
                                                 ----------------------------------------
                                                        2001                 2000
                                                 -------------------  -------------------
Revenues....................................... $ 359,024     100.0% $ 323,722     100.0%
Cost of revenues...............................   215,959      60.2%   196,345      60.7%
                                                 ---------            ---------
Gross profit...................................   143,065      39.8%   127,377      39.3%
Selling, general and administrative............    66,086      18.4%    59,457      18.4%
                                                 ---------            ---------
Income from operations before
  acquisition related costs and write offs.....    76,979      21.4%    67,920      21.0%
Acquisition related costs......................       356       0.1%     4,454       1.4%
Write off fixed assets.........................     3,329       0.9%
                                                 ---------            ---------
Income from operations.........................    73,294      20.4%    63,466      19.6%
Income before income taxes and
extraordinary item.............................    22,019       6.1%    14,511       4.5%
Extraordinary item- debt financing, net of tax.    (7,309)     -2.0%        --        --
                                                 ---------            ---------
Net income.....................................    14,710       4.1%    14,511       4.5%
                                                 =========            =========
Depreciation and amortization..................    25,234       7.0%    23,469       7.2%
EBITDA......................................... $  97,395      27.1% $  86,512      26.7%
Earnings per share - Diluted before
extraordinary item............................. $    1.04            $    0.72
Extraordinary item-debt refinancing............     (0.34)                  --
                                                 ---------            ---------
Earnings per share--diluted.................... $    0.70            $    0.72

Revenues. Our revenues increased $35.3 million, or 10.9%, to $359.0 million during the year ended December 31, 2001 from $323.7 million during the year ended December 31, 2000 as we continued to focus on sales to higher-margin small account customers while simultaneously paring specified higher-revenue but lower-margin accounts with large account customers. Revenues generated from the sale of machinery and licensing of technology internationally were $7.7 million during 2001 as compared to $7.2 million during 2000. During 2001, acquisitions contributed approximately $6.9 million to the increase in our revenues from 2000. For the year, internal growth for small account customers increased approximately 9.0% while revenues from large account customers increased by approximately 4.8%.

Cost of Revenues. Our cost of revenues increased $19.7 million or 10.0%, to $216.0 million during the year ended December 31, 2001, from $196.3 million during the year ended December 31, 2000. The increase was primarily due to the increase in revenues during 2001 compared to 2000 and to the increase in cost of equipment sold internationally. Our gross margin percentage increased to 39.8% during 2001 from 39.3% during 2000 as we increased utilization of treatment capacity, had lower costs relating to the changing mix of small account versus large account customers and had reduced energy costs, which were offset by higher insurance costs.

Selling, General and Administrative Expenses Our selling, general and administrative expenses increased to $66.1 million during the year ended December 31, 2001, from $59.5 million during the year ended December 31, 2000. This increase was primarily a result of increased marketing expenses related to the Steri-SafeSM program and higher insurance costs. Bad debt expense increased during 2001 to $1.8 million from $1.6 million in 2000. Selling, general and administrative expenses as a percentage of revenue remained constant at 18.4% during 2001 as compared to 2000. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.5% during 2001 from 14.1% during 2000.

Acquisition-related costs. During the year ended December 31, 2001 we incurred integration and other non-recurring acquisition costs of $0.4 million as compared to $4.5 million during the year ended December 31, 2000. These costs included severance and facility closure costs, other non-recurring acquisition-related costs, and transition related expenses. We anticipate that we will incur an additional $0.5 million in acquisition-related expenses during the year ended December 31, 2002.

Income from Operations. Income from operations increased to $73.3 million during the year ended December 31, 2001 from $63.5 million during the year ended December 31, 2000. The increase was due to higher revenues and lower acquisition-related costs, offset by higher costs of revenues, selling, general and administrative expenses and the write off of fixed assets related to our 3CI subsidiary during the period. Income from operations as a percentage of revenue increased to 20.4% during the year ended December 31, 2001 from 19.6% during the same period in 2000 as a result of productivity improvements and the factors described above.

EBITDA. EBITDA increased by 12.6% to $97.4 million or 27.1% of revenues for the year ended December 31, 2001, as compared to $86.5 million or 26.7% of revenues for the year ended December 31, 2000. The increase in EBITDA is primarily due to the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $35.4 million during the year ended December 31, 2001, from $39.8 million during the year ended December 31, 2000, primarily due to lower debt levels and lower interest rates during the year. Interest income decreased to $0.4 million during 2001, from $0.6 million during 2000, primarily due lower cash balances and lower interest rates throughout the year.

Income tax expense. Income tax expense for the year ended December 31, 2001 reflects an effective tax rate of approximately 40.0% for federal and state income taxes.

Extraordinary Item. During the year ended December 31, 2001 we refinanced our senior credit facility and successfully completed an offering of 1,025,000 shares of common stock. The net proceeds of the offering were used to repay $43.8 million of senior subordinated notes. As a result, we incurred certain one-time cash and non-cash pre-tax charges as follows (in thousands):

                                                  Cash     Non-Cash     Total
                                                ---------  ---------  ---------
Redemption premium upon prepayment
   of senior subordinated notes............... $   5,416  $      --  $   5,416
Senior credit facility refinancing fees.......       957         --        957
Accelerated amortization of finance fees
   associated with senior subordinated notes..        --      1,451      1,451
Accelerated amortization of finance
   fees associated with bank debt financing...        --      4,408      4,408
                                                ---------  ---------  ---------
                                               $   6,373  $   5,859  $  12,232
                                                =========  =========  =========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The following summarizes (in thousands) our operations:

                                                          Year Ended December 31,
                                                 ----------------------------------------
                                                        2000                 1999
                                                 -------------------  -------------------

Revenues....................................... $ 323,722     100.0% $ 132,848     100.0%
Cost of revenues...............................   196,345      60.7%    86,123      64.8%
                                                 ---------            ---------
Gross profit...................................   127,377      39.3%    46,725      35.2%
Selling, general and administrative............    59,457      18.4%    26,480      19.9%
                                                 ---------            ---------
Income from operations before
  acquisition related costs....................    67,920      21.0%    20,245      15.2%
Acquisition related costs......................     4,454       1.4%     7,961       6.0%
                                                 ---------            ---------
Income from operations.........................    63,466      19.6%    12,284       9.2%
Net income.....................................    14,511       4.5%    13,968      10.5%
Depreciation and amortization..................    23,469       7.2%     9,879       7.4%
EBITDA......................................... $  86,512      26.7% $  22,728      17.1%
Earnings per share--diluted.................... $    0.72            $    0.92

Revenues. Our revenues increased $190.9 million, or 143.7%, to $323.7 million during the year ended December 31, 2000 from $132.8 million during the year ended December 31, 1999 as we had a full year of revenues from our acquisition of BFI's medical waste business in November 1999 and we continued to focus on sales to higher-margin small account customers while simultaneously paring specified higher-revenue but lower-margin accounts with large account customers. Revenues generated from the sale of machinery and licensing of technology internationally were $7.2 million during 2000 as compared to $6.6 million during 1999. During 2000, acquisitions contributed approximately $180.0 million to the increase in our revenues from 1999. For the year, internal growth for small account customers increased approximately 8.0% while revenues from large account customers increased by approximately 3.5%.

Cost of Revenues. Our cost of revenues increased $110.2 million or 128.0%, to $196.3 million during the year ended December 31, 2000, from $86.1 million during the year ended December 31, 1999. The increase was primarily due to the substantial increase in revenues during 2000 compared to 1999 and to the cost of equipment sold internationally. Our gross margin percentage increased to 39.3% during 2000 from 35.2% during 1999 as a result of the further integration of the BFI medical waste business into our existing infrastructure, lower costs relating to the changing mix of small account versus large account customers, higher gross margins on international equipment sales, and increased utilization of treatment capacity.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $59.5 million during the year ended December 31, 2000, from $26.5 million during the year ended December 31,1999. This increase was largely the result of increases in selling and marketing expenses and goodwill amortization as a result of the BFI acquisition. Bad debt expense increased during 2000 to $1.6 million from $0.8 million in 1999 as a result of increased sales. Selling, general and administrative expenses as a percentage of revenue decreased to 18.4% during 2000 from 19.9% during 1999. Excluding amortization, selling, general and administrative expenses as a percent of revenue decreased to 14.1% during 2000 from 16.7% during 1999.

Acquisition-related costs. During the year ended December 31, 2000 we incurred integration and other non-recurring acquisition costs of $4.5 million related to the BFI acquisition as compared to $8.0 million during the year ended December 31, 1999. These costs included severance and facility closure costs, other non-recurring acquisition-related costs, and transition related expenses.

Income from Operations. Income from operations increased to $63.5 million during the year ended December 31, 2000 from $12.3 million during the year ended December 31, 1999. The increase was due to higher revenues and lower acquisition-related costs, offset by higher costs of revenues and selling, general and administrative expenses during the period. Income from operations as a percentage of revenue increased to 19.6% during the year ended December 31, 2000 from 9.2% during the same period in 1999 as a result of productivity improvements and lower acquisition-related costs relative to the BFI acquisition.

EBITDA. EBITDA increased by 280.6% to $86.5 million or 26.7% of revenues for the year ended December 31, 2000, as compared to $22.7 million or 17.1% of revenues for the year ended December 31, 1999. The increase in EBITDA is primarily due to the factors described above.

Interest Expense and Interest Income. Interest expense increased to $39.8 million during the year ended December 31, 2000, from $6.2 million during the year ended December 31, 1999, primarily due to increased borrowings for the BFI acquisition. Interest income decreased to $0.6 million during 2000, from $1.1 million during 1999, primarily due lower cash balances throughout the year.

Income tax expense. Income tax expense for the year ended December 31, 2000 reflects an effective tax rate of approximately 39.1% for federal and state income taxes. Income tax expense for the year ended December 31, 1999 reflects a one-time tax benefit of $6.3 million recorded in compliance with FASB 109.

Liquidity and Capital Resources

In November 1999, we completed the acquisition of BFI's medical waste business in the United States, Canada and Puerto Rico. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States, with revenues of $201.7 million for the 12 months ended June 30, 1999. The purchase price for the acquisition was $410.5 million in cash. We paid the purchase price from the following sources, in addition to cash on hand: (i) $225.0 million in borrowings under the term loan facilities of a new senior secured credit facility that we established with DLJ Capital Funding, Inc. and affiliate of Credit Suisse First Boston Corporation, Bankers Trust Company and Bank of America, N.A.; (ii) $125.0 million in proceeds from the sale of our 12 3/8% senior subordinated notes due November 2009; (iii) $75.0 million in proceeds from the issuance of new Series A convertible preferred stock to certain investment funds associated with Bain Capital, LLC and Madison Dearborn Partners, LLC. These transactions were completed concurrently with the completion of our acquisition of BFI's medical waste business. As a result we are a substantially leveraged company. We also recorded a substantial increase in goodwill and other intangible assets in connection with the BFI acquisition, and we have experienced a corresponding large increase in amortization expense.

On October 10, 2001, we refinanced our senior secured credit facility to increase our revolving credit facility and extend its maturity, reallocate the term loan A and B components of the facility and extend their maturities, and reduce the interest rates that we are charged. Under the amendment and restatement of our existing credit agreement, we increased our revolving credit facility from $50.0 million to $80.0 million and extended its maturity from November 11, 2005 to September 30, 2006. We also reallocated the term loan components of the credit facility, increasing the lower-interest Term A component form $75.0 million to $100.0 million and extending its maturity from November 11, 2005 to September 30, 2006, and reducing the higher-interest Term B component from $150.0 million to $75.0 million and extending its maturity from November 10, 2006 to September 30, 2007. Both term loans will be repaid in quarterly installments on the last business day of March, June, September, and December beginning on January 1, 2002.

The refinancing of our senior secured credit facility reduces the interest rates that we are charged by reducing the applicable margin added to the relevant interest rate. Our borrowings continue to bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a "base rate" (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in the credit agreement. The applicable margin is based upon our leverage ratio. At December 31, 2001 the margin for interest rates on borrowings under our revolving credit facility and the Term A component is 0.75% on base rate loans and 1.75% on LIBOR loans, and the margin for interest rates on borrowings under the Term B component is 1.50% on base rate loans and 2.50% on LIBOR loans.

Our amended and restated credit facility is secured by a lien on substantially all of our assets and all of the assets of our subsidiaries (except for the assets of 3CI) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI and Medam, and 65% of our stock in Med-Tech. The amended and restated credit facility also requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. As of December 31, 2001, we had $190.0 million of borrowings outstanding under our senior secured credit facility.

Dividends on our Series A convertible preferred stock are payable in kind in additional shares of convertible preferred stock and accrue at the annual rate of 3.375%, subject to adjustment.

At December 31, 2001, our working capital was $34.6 million compared to working capital of $47.9 million at December 31, 2000. The decrease in working capital is primarily due to lower account receivable and higher accrued liability balances. As noted, we have available a $80.0 million revolving line of credit under our senior secured credit facility which is secured by our accounts receivable and all of our other assets. At December 31, 2001 we had $15.0 million borrowed under this line.

Net cash provided by operating activities was $64.6 million during the year ended December 31, 2001 compared to $10.5 million for the comparable period in 2000. This increase primarily reflects better collections of accounts receivable in 2001 compared to 2000 and higher accrued liability and deferred revenue balances, and higher depreciation and amortization expenses partially offset by a lower accounts payable balance and higher other asset balances.

Net cash used in investing activities for the year ended December 31, 2001 was $36.7 million compared to $15.6 million for the comparable period in 2000. This increase is primarily attributable to the increase in capital expenditures and investments in international joint ventures. Capital expenditures were $15.4 million for the year ended December 31, 2001, primarily for upgrades to our incinerator treatment facilities, compared to $11.6 million for the same period in 2000. This rate of capital spending is within the 4-5% of revenues that we anticipated spending during 2001. After the upgrades are completed we will have 15-20% of our treatment capacity in incineration and 80-85% in non-incineration technologies such as our proprietary ETD technology and autoclaving. Investments in acquisitions and international joint ventures for the year ended December 31, 2001 were $21.3 million versus $4.5 million in the comparable period in 2000.

Net cash used in financing activities was $17.8 million during the year ended December 31, 2001 compared to $11.5 million for the comparable period in 2000. In November 2001 we completed a public offering of 1,025,000 shares of common stock. We received proceeds of $49.0 million from the offering, net of offering expenses. We used the proceeds to repay 35% or $43.8 million of our senior subordinated notes due November 2009 and an additional $5.4 million prepayment premium. During 2001 we made repayments of $38.6 million in debt and capital leases which consisted of $5.2 million in scheduled repayments and $33.4 million in prepayments.

Our other financial obligations include industrial development revenue bonds issued on behalf of and guaranteed by us to finance our Woonsocket, Rhode Island treatment facility and equipment. These bonds which had an outstanding balance of $0.8 million as of December 31, 2001 at a fixed interest rate of 6.5% are due June 2017. In addition, we have issued various promissory notes in connection with acquisitions during 1997, 1998, and 2000, consisting primarily of a 10-year note issued as a part of the Environmental Control Co., Inc. acquisition, which had an outstanding balance of $1.4 million at December 31, 2001.

The table below displays our future contractual cash commitments.

Payments due by period (in thousands)                     Less than                          After
                                                Total      1 year    1-3 years  4 - 5 years  5 years
                                               ---------  ---------  ---------  ----------  ---------
Long term debt .............................. $ 276,279  $  11,656  $  38,047  $   57,110  $ 169,466
Capital lease obligations....................     3,719      1,013      1,552         990        164
Operating leases.............................    45,311     12,541     19,910       9,241      3,619
                                               ---------  ---------  ---------  ----------  ---------
Total contractual cash obligations........... $ 325,309  $  25,210  $  59,509  $   67,341  $ 173,249
                                               =========  =========  =========  ==========  =========

We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due and for the next 12 months and the foreseeable future.

Recently Issued Accounting Standards

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

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statements is expected to result in an increase in net income of $6.8 million ($0.32 per diluted share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, but we have not yet determined what the effect of these tests will be on our earnings and financial position.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $0.2 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

We have entered into interest rate swap/collar agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. Approximately 92% ($175 million) of our outstanding variable rate debt was covered by interest rate swap/collar agreements at December 31, 2001. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

Item 8. Financial Statements and Supplemental Data

Report of Independent Public Auditors

The Board of Directors
Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Items 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its accounting for derivative financial instruments.

/s/ Ernst & Young LLP

Chicago, Illinois
February 15, 2002

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

                                                              December 31,
                                                          --------------------
                                                            2000       2001
                                                          ---------  ---------
                         ASSETS
Current assets:
     Cash and cash equivalents.......................... $   2,666  $  12,737
     Short-term investments.............................       281        280
     Accounts receivable, less allowance for doubtful
         accounts of $3,625 in 2000 and $3,106 in 2001..    71,225     65,300
     Parts and supplies.................................     3,216      6,044
     Prepaid expenses...................................     1,858      2,457
     Other..............................................    11,765     11,175
                                                          ---------  ---------
         Total current assets...........................    91,011     97,993
                                                          ---------  ---------
Property, plant and equipment:
     Land...............................................     7,486      7,596
     Buildings and improvements.........................    26,565     28,075
     Machinery and equipment............................    54,040     65,409
     Office equipment and furniture.....................     6,515     10,458
     Construction in progress...........................     3,834      5,193
                                                          ---------  ---------
                                                            98,440    116,731
     Less accumulated depreciation......................   (24,532)   (33,995)
                                                          ---------  ---------
         Property, plant and equipment, net.............    73,908     82,736
                                                          ---------  ---------
Other assets:
     Goodwill, less accumulated amortization of $24,507
         in 2000 and $36,559 in 2001....................   418,790    422,652
     Other..............................................    14,273     11,149
                                                          ---------  ---------
         Total other assets.............................   433,063    433,801
                                                          ---------  ---------
Total assets............................................ $ 597,982  $ 614,530
                                                          =========  =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long term debt.................. $   5,097  $  12,633
     Accounts payable...................................    14,444     13,317
     Accrued liabilities................................    23,067     32,509
     Deferred revenue...................................       505       4920
                                                          ---------  ---------
         Total current liabilities......................    43,113     63,379
                                                          ---------  ---------
Long-term debt, net of current portion..................   345,104    267,365
Other liabilities.......................................     3,628      6,404
Redeemable preferred stock:
  Series A convertible preferred stock (par value
     $.01 per share, 75,000 shares authorized and
     outstanding in 2000, 45,405 shares outstanding
     in 2001, liquidation preference of $77,883 at
     December 31, 2000 and $48,735 at
     December 31, 2001).................................    71,437     44,872
Common shareholders' equity:
  Common stock (par value $.01 per share, 30,000,000
     shares authorized, 15,208,866 issued and
     outstanding in 2000, 18,539,950 issued and
     outstanding in 2001)...............................       152        185
  Additional paid-in capital............................   141,304    230,909
  Accumulated other comprehensive loss..................        --     (3,996)
  Retained earnings (accumulated deficit)...............    (6,756)     5,412
                                                          ---------  ---------
         Total shareholders' equity.....................   134,700    232,510
                                                          ---------  ---------
Total liabilities and shareholders' equity.............. $ 597,982  $ 614,530
                                                          =========  =========

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                 Year Ended December 31,
                                          -------------------------------------
                                             1999         2000         2001
                                          -----------  -----------  -----------
Revenues................................ $   132,848  $   323,722  $   359,024
Costs and expenses:
  Cost of revenues......................      86,123      196,345      215,959
  Selling, general and administrative...      26,480       59,457       66,086
  Write off of fixed assets.............          --           --        3,329
  Acquisition related costs.............       7,961        4,454          356
                                          -----------  -----------  -----------
    Total costs and expenses............     120,564      260,256      285,730
                                          -----------  -----------  -----------
Income from operations..................      12,284       63,466       73,294
Other income (expense):
   Interest income......................       1,144          558          366
   Interest expense.....................      (6,195)     (39,785)     (35,417)
   Other income, net....................         565         (423)      (1,495)
                                          -----------  -----------  -----------
      Total other income (expense)......      (4,486)     (39,650)     (36,546)
                                          -----------  -----------  -----------
Income before income taxes and
extraordinary item......................       7,798       23,816       36,748
Income tax expense (benefit)............      (6,170)       9,305       14,729
                                          -----------  -----------  -----------
Income before extraordinary item........ $    13,968  $    14,511  $    22,019
Extraordinary loss on debt
  refinancing (net of tax of $4,923)....          --           --       (7,309)
                                          -----------  -----------  -----------
Net Income (loss).......................      13,968       14,511       14,710
                                          ===========  ===========  ===========
Earnings per share - Basic before
extraordinary item......................        0.96          0.8         1.22
Extraordinary item-debt refinancing.....          --           --        (0.46)
                                          -----------  -----------  -----------
Earnings per share - Basic.............. $      0.96  $      0.80  $      0.76
                                          ===========  ===========  ===========
Earnings per share - Diluted before
extraordinary item...................... $      0.92  $      0.72  $      1.04
Extraordinary item-debt refinancing.....          --           --        (0.34)
                                          -----------  -----------  -----------
Earnings per share - Diluted............ $      0.92  $      0.72  $      0.70
                                          ===========  ===========  ===========
Weighted average number of
  common shares outstanding - Basic.....  14,240,084   14,879,103   15,908,895
                                          ===========  ===========  ===========
Weighted average number of
  common shares outstanding - Diluted...  15,241,778   20,092,844   21,100,381
                                          ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                      Year Ended December 31,
                                                                 -------------------------------
                                                                   1999       2000       2001
                                                                 ---------  ---------  ---------
OPERATING ACTIVITIES:
Net income..................................................... $  13,968  $  14,511  $  14,710
Adjustments to reconcile net income
to net cash provided by operating activities:
   Stock compensation expense..................................       192        160         95
   Write off of fixed assets...................................        --         --      3,329
   Write off of deferred financing costs.......................        --         --      5,859
   Ineffective portion of cash flow hedges.....................        --         --        384
   Tax benefit of disqualifying dispositions of stock options..        --      1,059      1,697
   Depreciation and amortization...............................     9,879     23,469     25,234
   Deferred income taxes.......................................    (7,119)     4,980      9,085
Change in operating assets and liabilities,
net of effects of acquisitions:
   Accounts receivable.........................................   (31,595)   (21,979)     6,741
   Parts and supplies..........................................       526       (881)    (2,743)
   Prepaid expenses and other assets...........................    (1,439)    (4,593)    (4,776)
   Accounts payable............................................     7,845         66     (1,127)
   Accrued liabilities.........................................    21,556     (6,686)     1,647
   Deferred revenue............................................    (2,036)       363      4,415
                                                                 ---------  ---------  ---------
Net cash provided by operating activities......................    11,777     10,469     64,550
                                                                 ---------  ---------  ---------
INVESTING ACTIVITIES:
   Payments for acquisitions and international
     investments, net of cash acquired.........................  (422,280)    (4,516)   (21,262)
   Proceeds from maturity of short-term investments............       447        502          1
   Capital expenditures........................................    (3,795)   (11,586)   (15,412)
                                                                 ---------  ---------  ---------
Net cash used in investing activities..........................  (425,628)   (15,600)   (36,673)
                                                                 ---------  ---------  ---------
FINANCING ACTIVITIES:
   Net proceeds from and (repayment of) bank lines of credit...   (16,359)     5,000     12,171
   Net proceeds from and (repayment of) subordinated debt......    (2,750)        --         --
   Proceeds from long term bank debt...........................   225,000         --         --
   Repayments of senior subordinated debt......................        --         --    (43,750)
   Proceeds from senior subordinated debt......................   125,000         --         --
   Repayment of long term debt.................................    (4,366)   (16,428)   (37,099)
   Payments of deferred financing costs........................   (10,828)      (631)      (173)
   Principal payments on capital lease obligations.............      (290)    (1,487)    (1,525)
   Net proceeds from public offering
     of common stock...........................................    47,158         --     49,005
   Net proceeds from (payments related to) issuance of
     preferred stock...........................................    68,855       (300)        --
   Proceeds from other issuances of common stock...............       492      2,299      3,565
                                                                 ---------  ---------  ---------
Net cash provided by (used in) financing activities............   431,912    (11,547)   (17,806)
                                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...........    18,061    (16,678)    10,071
Cash and cash equivalents at beginning of period...............     1,283     19,344      2,666
                                                                 ---------  ---------  ---------
Cash and cash equivalents at end of period..................... $  19,344  $   2,666  $  12,737
                                                                 =========  =========  =========
Non-cash activities:
   Net issuances of notes payable
     for certain acquisitions.................................. $     103  $     250  $      --
   Net issuances of common stock and
     warrants for certain acquisitions......................... $   3,043  $   1,260  $   6,250

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 1999, 2000 and 2001
(in thousands)

                                       Issued                               Retained
                                        and                    Additional   Earnings       Other         Total
                                     Outstanding                Paid-In    (Accumulated Comprehensive Shareholders'
                                       Shares       Amount      Capital      Deficit)      Income        Equity
                                     ----------  ------------  ----------  -----------  ------------  ------------
Balances at December 31, 1998......     10,866  $        109  $   85,894  $   (32,352) $         --  $     53,651
Issuance of common stock for
  exercise of options and
  warrants and employee stock
  purchases........................        148             1         633           --            --           634
Common stock issued for
  acquisitions.....................        220             2       3,041           --            --         3,043
Public offering of common
  stock (net of offering costs)....      3,500            35      47,123           --            --        47,158

Preferred dividends................         --            --          --         (340)           --          (340)
Net income.........................         --            --          --       13,968            --        13,968
                                     ----------  ------------  ----------  -----------  ------------  ------------
Balances at December 31, 1999......     14,734           147     136,691      (18,724)           --       118,114
Issuance of common stock for
  exercise of options and
  warrants and employee stock
  purchases........................        449             5       2,294           --            --         2,299
Common stock and warrants                                                                        --
  issued for acquisitions..........         26            --       1,260           --            --         1,260
Tax benefit of disqualifying
  dispositions of stock
  options..........................         --            --       1,059           --            --         1,059

Preferred dividends................         --            --          --       (2,543)           --        (2,543)
Net income.........................         --            --          --       14,511            --        14,511
                                     ----------  ------------  ----------  -----------  ------------  ------------
Balances at December 31, 2000......     15,209           152     141,304       (6,756)           --       134,700
Issuance of common stock for
  exercise of options and
  warrants and employee stock
  purchases........................        363             4       3,656           --            --         3,660
Public offering of common
  stock (net of offering
  costs)...........................      1,025            10      48,995                         --        49,005
Conversion of Preferred Stock            1,806            18      29,008           --            --        29,026
Common stock and warrants
  issued for acquisitions..........        137             1       6,249           --            --         6,250
Tax benefit of disqualifying
  dispositions of stock
  options..........................         --            --       1,697           --            --         1,697
Preferred dividends................         --            --          --       (2,542)           --        (2,542)
Currency translation adjustment....                                                --           (10)          (10)
Change in fair value of cashflow
  hedge............................                                                --        (3,986)       (3,986)
Net income.........................         --            --          --       14,710            --        14,710
                                                                                                      ------------
Comprehensive income                                                                                       10,714
                                     ----------  ------------  ----------  -----------  ------------  ------------
Balances at December 31, 2001......     18,540  $        185  $  230,909  $     5,412  $     (3,996) $    232,510
                                     ==========  ============  ==========  ===========  ============  ============

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

Note 2-Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly-owned subsidiaries as well as our 64% ownership in Medam S.A. de C.V. (a Mexican company). All significant intercompany accounts and transactions have been eliminated. In addition, we have a 33% ownership in Medam B.A. Srl (an Argentine company) and a 26.5% ownership in Evertrade Medical Waste (Pty) Ltd. (a South African company) which are both accounted for using the equity method.

Revenue Recognition:

We recognize revenue at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract using the cost to cost method. Payments received in advance are deferred and recognized over the related service period.

Cash Equivalents and Short-Term Investments:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of highly liquid investments in corporate debt obligations, which mature in less than one year and are classified as held-to-maturity. These obligations are stated at amortized cost, which approximates fair market value. Interest income is recognized as earned.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and Improvement	10 to 30 years
Machinery and Equipment	3 to 10 years
Office Equipment and Furniture	5 to 10 years
Software	3 to 7 years

During the year ended December 31, 2001 we recorded a write-down of idled treatment equipment at our majority-owned subsidiary, 3CI Complete Compliance Corporation, Inc. (`3CI') of $3.3 million.

Goodwill:

Goodwill, for acquisitions completed prior to June 30, 2001, is amortized using the straight-line method over 25 years except for the goodwill related to our acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the "BFI acquisition"), which is being amortized over 40 years. Amortization expense for 1999, 2000 and 2001 related to goodwill was approximately $4.3 million, $13.7 million and $13.9 million respectively. We continually evaluate the value and future benefits of our goodwill. We assess recoverability from future operations using cash flows of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that our best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended December 31, 2001, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.

New Plant Development and Permitting Costs:

We expense costs associated with the operation of new plants prior to the commencement of services to customers and all initial and most on-going costs related to permitting. We have capitalized the costs associated with Title V permitting as part of the related capital spending.

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

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of account receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 1% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. These losses, when incurred, have been within the range of our expectations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. An example of some areas where we make estimates include bad debt allowance, employee health and welfare benefits, and auto and workers' compensation insurance claims. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Derivative Instruments:

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity." (SFAS No. 133). SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the consolidated balance sheets at fair value and establishes criteria for hedges of changes in fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the consolidated statement of operations. The initial adoption of SFAS No. 133 did not have a material impact on us. Upon termination of interest rate agreements, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.

Foreign Currency Translation:

Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income directly in equity.

Reclassifications:

Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 3-Income Taxes

At December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $12.2 million (excluding 3CI and Med-Tech) which expire beginning in 2006. Based on the Internal Revenue Code of 1986, as amended, and changes in our ownership, utilization of the net operating loss carryforwards is subject to annual limitations which could significantly restrict or partially eliminate the utilization of the net operating losses. Additionally, we have an alternative minimum tax credit carryforward of $.6 million available indefinitely as well as a foreign tax credit of approximately $2.3 million which will begin to expire be in 2004.

Significant components of our income tax expense (benefit) for the years ended December 31, 1999, 2000 and 2001 are as follows (in thousands):

                        1999         2000         2001
                     -----------  -----------  -----------
Deferred
  Federal.......... $    (6,015) $     4,450  $     8,104
  State............      (1,104)         530          981
                     -----------  -----------  -----------
                         (7,119)       4,980        9,085
                     -----------  -----------  -----------
Current
  Federal.......... $       100  $     3,165  $     4,756
  State............         849        1,160          888
                     -----------  -----------  -----------
Total Provisions... $    (6,170) $     9,305  $    14,729
                     ===========  ===========  ===========

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                             1999       2000       2001
                                           ---------  ---------  ---------
Federal statutory income tax rate.........     34.0%     35.0%     35.0%
Effect of:
  State taxes, net of federal tax effect..      7.6%      5.0%      4.0%
  Non deductible goodwill amortization....      3.9%      0.4%      1.1%
  Change in valuation allowance...........   (126.9)%     (1.2)%       -- %
Other.....................................      2.3       (0.1)      (0.1)
                                           ---------  ---------  ---------
Effective tax rate........................    (79.1)%     39.1%     40.0%
                                           =========  =========  =========

Cash payments for income taxes were $2.0 million in each of 1999, 2000 and 2001.

Our deferred tax liabilities and assets as of December 31, 2000 and 2001 are as follows (in thousands):

                                                   2000          2001
                                               ------------  ------------
Deferred tax liabilities:
  Property, plant, and equipment............. $     (3,085) $     (1,661)
  Goodwill...................................       (6,861)      (14,083)
  Other......................................       (2,127)          (69)
                                               ------------  ------------
 Total deferred tax liabilities..............      (12,073)      (15,813)

Deferred tax assets:
  Accrued liabilities........................        3,807         2,886
  Other......................................        2,291         2,272
  Net operating tax loss carryforward........       16,378        12,378
  Alternate minimum tax credit carryforward..          324           569
                                               ------------  ------------
  Total deferred tax assets..................       22,800        18,105
                                               ------------  ------------
     Net deferred tax assets.................       10,727         2,292
     Valuation allowance.....................       (8,588)       (9,238)
                                               ------------  ------------
  Net deferred tax assets (liabilities)...... $      2,139  $     (6,946)
                                               ============  ============

During the fourth quarter of 1999, we re-evaluated the estimated amount of valuation allowance required in light of the profitability achieved in 1998, 1999 and 2000 as well as the improved profitability expected in future years as a result of the BFI acquisition in November 1999. As a result, we reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes", to an amount that we believe is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $6.3 million was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon our assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. At December 31, 1999, 2000 and 2001, the valuation allowance relates principally to the net operating loss carryforward at 3CI.

Note 4-Acquisitions

During the year ended December 31, 2001, we completed the acquisition of four domestic medical waste management businesses and our Mexican subsidiary, Medam S.A. de C.V., completed one acquisition. In April, we purchased the customer contracts and selected other assets of Trans Med Ltd., which operated in New York, New Jersey and Connecticut, and also the customer contracts and selected other assets of Bio-Safe America, Inc., which operated in Florida. In July, we acquired all of the stock of American Medical Disposal, Inc., which operated in Oklahoma, Nebraska and several other states, and in December, we acquired substantially all of the assets of Integrated Environmental Systems, Inc., which operated in California and Nevada. In August, Medam acquired all of the stock of Tecnicas Medio Ambientales Winco S.A. de C.V., which was a Mexico City based operation. The aggregate purchase price for these acquisitions was approximately $23.3 million, of which approximately $17.0 million was paid in cash and $6.3 million was paid by the issuance of unregistered shares of our common (which, pursuant to agreement, we subsequently registered for sale). In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill related to acquisitions completed subsequent to June 30, 2001 has not been amortized.

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

In November 1999, we completed the acquisition from Allied Waste Industries, Inc. ("Allied") of the medical waste business of Browning- Ferris Industries, Inc. ("BFI") in the United States, Canada and Puerto Rico. Prior to our acquisition, BFI had been the largest provider of regulated medical waste services in the United States, with revenues of $201.7 million for the 12 months ended June 30, 1999. The purchase price for our acquisition was $410.5 million in cash. We paid the purchase price from the following sources, in addition to cash on hand: (i) $225.0 million in borrowings under the term loan facilities of a new senior credit facility that we established with DLJ Capital Funding, Inc., Bankers Trust Company and Bank of America, N.A.; (ii) $125.0 million in proceeds from the sale of 12-3/8% senior subordinated notes due 2009; and (iii) $75.0 million in proceeds from the issuance of new Series A Convertible Preferred Stock to investment funds affiliated with Bain Capital, Inc. and Madison Dearborn Partners, LLC. These transactions were completed concurrently with the completion of our acquisition of the BFI medical waste business. See Note 5-- Long Term Debt-Senior Credit Facility and - Senior Subordinated Notes and Note 13 - Series A Preferred Stock.

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

For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 1999, 2000 and 2001 of $424.4 million, $3.1 million and $23.3 million respectively, net of cash acquired, was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price of 1999, 2000, and 2001 acquisitions includes the value of, 220,058, 26,000 and 137,443 shares respectively, of our common stock issued to the sellers. In certain cases, the purchase price is subject to downwards adjustment if revenues from customer contracts acquired do not reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying Consolidated Balance Sheets as goodwill. Goodwill was recorded in the amount of $11.5 million and $19.3 million during the years of 2000 and 2001 respectively. The results of operations of these acquired businesses are included in the Consolidated Statement of Operations from the date of the acquisition. The effect of these acquisitions would not have a significant effect on our operations, except for BFI.

Note 5-Long Term Debt

Long term debt consists of the following at December 31:

                                            2000       2001
                                          ---------  ---------
                                              (in thousands)
  Industrial development revenue bonds.. $     990  $     825
  Obligations under capital leases......     4,749      3,719
  Notes Payable to Bank.................   215,456    190,000
  Senior Subordinated Debt..............   125,000     81,250
  Notes Payable.........................     4,006      4,204
                                          ---------  ---------
                                           350,201    279,998
    Less:  Current Portion..............     5,097     12,633
                                          ---------  ---------
  Total................................. $ 345,104  $ 267,365
                                          =========  =========

During 1992, we entered into an obligation to finance the development of its Woonsocket, Rhode Island facility. The development and purchase of substantially all of the property and equipment for the facility was financed from the issuance of industrial development revenue bonds. The bonds are due in 2017 at a fixed interest rate of 6.5% and are collateralized by the property and equipment at the facility. The terms of an agreement entered into in connection with the issuance of the bonds contain, among other provisions, requirements for maintaining defined levels of working capital and various financial ratios including debt to net worth.

Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 2001 are as follows:

                                                  (in thousands)
2002............................................ $     11,656
2003............................................       16,645
2004............................................       21,402
2005............................................       26,130
2006............................................       30,980
Thereafter......................................      169,466

The company paid interest of $2.2 million, $37.9 million and $33.8 million for the fiscal years ended December 31, 1999, 2000 and 2001, respectively.

At December 31, property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheet is as follows:

                                                       2000         2001
                                                  ------------  -----------
                                                       (in thousands)
Machinery and Equipment......................... $         43  $        43
Vehicles........................................        5,741        5,741
Less--accumulated depreciation and amortization.       (1,350)      (2,506)
                                                  ------------  -----------
                                                 $      4,434  $     3,278

Minimum future lease payments under capital leases are as follows (in thousands):

2002............................................ $      1,235
2003............................................        1,049
2004............................................          844
2005............................................          711
2006............................................          496
Thereafter......................................          195
                                                  ------------
Total minimum lease payments....................        4,530
Less amounts representing interest..............         (811)
                                                  ------------
Present value of net minimum lease payments.....        3,719
Less Current portion............................          945
                                                  ------------
     Long-term obligations under capital leases. $      2,774
                                                  ============

Senior Credit Facility

In November 1999, we established a senior secured credit facility under a credit agreement with various financial institutions. The facility consisted of a six-year revolving credit facility of $50.0 million, a six-year term loan A in the principal amount of $75.0 million and a seven-year term loan B in the principal amount of up to $150.0 million.

In October 2001, we refinanced our senior secured credit facility to increase the revolving credit component of the facility to $80.0 million and extend its maturity to September 2006 and to reallocate the term loan components of the facility, increasing the lower-interest Term A component to $100.0 million and extending its maturity to September 2006, and reducing the higher-interest Term B component to $75.0 million and extending its maturity to September 2007. As of December 31, 2001, we had $190.0 million of borrowings outstanding under our senior secured credit facility, of which $15.0 million consisted of borrowings under the revolving credit component.

The refinancing of our senior secured credit facility in October 2001 reduced the interest rates that we are charged by reducing the applicable margin added to the relevant interest rate. Our borrowings continue to bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a "base rate" (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our amended and restated credit agreement. The applicable margin is based upon our leverage ratio. As of December 31, 2001, the margin for interest rates on borrowings under our revolving credit facility and the Term A component was 0.75% on base rate loans and 1.75% on LIBOR loans, and the margin for interest rates on borrowings under the Term B component was 1.50% on base rate loans and 2.50% on LIBOR loans. At December 31, 2001, the rate of interest on the revolver was 3.68% per annum, the rate of interest on the term loan A was 4.24% per annum and the rate of interest on term loan B was 4.99% per annum.

Both term loans are repayable in quarterly installments on the last business day of March, June, September and December beginning in 2002. The annual required principal repayments under the term loan A component are $10.0 million in 2002, $15.0 million in 2003, $20.0 million in 2004, $25.0 million in 2005, and $7.5 million on each of the first two quarterly payment dates in 2006 and $15.0 million (or the outstanding balance) upon maturity in September 2006. The annual required principal payments under the term loan B component are $0.8 million during each of 2002 through 2006, and $17.8 million on each of the first two quarterly payments dates in 2007 and $35.6 million (or the outstanding balance) upon maturity in September 2007.

Our senior secured credit facility is secured by a lien on substantially all of our assets and all of the assets of our subsidiaries (except for the assets of 3CI Complete Compliance Corporation ("3CI")) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI and our Mexican subsidiary, Medam S.A. de C.V., and 65% of our stock in our Canadian subsidiary, Med-Tech Environmental Limited. The credit agreement requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.

Senior Subordinated Notes

In November 1999, we issued 12-3/8% Series A senior subordinated notes due 2009 in the aggregate principal amount of $125.0 million. In connection with the issuance of these notes to the initial purchasers, we agreed to exchange their notes for substantially identical Series B notes registered under the Securities Act of 1933. This exchange was completed in January 2000, with the holders of all of the Series A notes exchanging their notes for new, registered 12-3/8% Series B notes. We used the net proceeds from the sale of the notes to finance a portion of the purchase price of our BFI acquisition in November 1999.

Our senior subordinated notes will mature on November 15, 2009. They bear a fixed rate of interest at 12-3/8% per annum, payable semiannually in arrears on each May 15 and November 15. The notes are general unsecured obligations, and are subordinated in payment to our debt under our senior secured credit facility.

In December 2001, we redeemed senior subordinated notes in the aggregate principal amount of $43.8 million. Under the trust indenture governing the notes, we had the right, on one or more occasions before November 15, 2002, to redeem up to 35% of the notes at a redemption price of 112.375% of the aggregate principal amount of notes redeemed, plus accrued interest to the redemption date, using the net cash proceeds from one or more equity offerings. We exercised this right in November 2001, using the net proceeds from the public offering of 1,025,000 shares of our common stock that we had completed earlier in the month, to redeem the maximum permissible amount of the notes.

We may not redeem any additional senior subordinated notes prior to November 15, 2004. We may then redeem all or any portion of the outstanding notes at a redemption price equal to the following percentages of the aggregate principal amount of notes redeemed, plus accrued interest to the redemption date:

Redemption During the Year Beginning November 15:	Percentage
2004 2005 2006 2007 and later	106.1875% 104.1250% 102.0625% 100.0000%

Under certain circumstances specified in the trust indenture, we are required to use a portion of the net proceeds from asset sales or the issuance of stock to offer to redeem the outstanding notes on a pro rata basis at a redemption price of 100% of the aggregate principal amount redeemed plus accrued interest to the redemption date. We are not otherwise required to make mandatory redemptions with respect to the notes.

Our senior subordinated notes are guaranteed by all of our domestic subsidiaries except 3CI and our foreign subsidiaries. The trust indenture requires us to comply with various financial, reporting and other covenants and restrictions.

In connection with the refinancing of our senior secured credit facility and the redemption of our senior subordinated notes we recorded an extraordinary loss in the year ended December 31, 2001 which included the following (in thousands):

                                                 Cash     Non-Cash     Total
                                               ---------  ---------  ---------
Redemption premium upon prepayment
   of senior subordinated notes.............. $   5,416  $      --  $   5,416
Senior credit facility refinancing fees......       957         --        957
Accelerated amortization of finance fees
   associated with senior subordinated notes.        --      1,451      1,451
Accelerated amortization of finance
   fees associated with bank debt financing..        --      4,408      4,408
                                               ---------  ---------  ---------
                                              $   6,373  $   5,859  $  12,232
                                               =========  =========  =========

Note 6 - Accrued Liabilities

Accrued liabilities at December 31, consist of the following items (in thousands):

                                                 2000       2001
                                               ---------  ---------
  Accrued compensation....................... $   3,887  $   6,127
  Accrued acquisition related expenses.......     3,766        637
  Accrued interest...........................     3,794      3,995
  Accrued insurance..........................     3,489      5,440
  Deferred tax liability.....................        --      3,753
  Derivative instrument obligation...........        --      4,370
  Accrued liabilities-other..................     8,131      8,187
                                               ---------  ---------
Total accrued liabilities.................... $  23,067  $  32,509
                                               =========  =========

Note 7-Derivative Instruments

We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next year, thus reducing the impact of interest rate changes on future interest expense. We have an interest rate swap agreement covering $100.0 million in principal at a 5.23% fixed interest rate expiring in January 2003 and an interest rate swap agreement covering $25.0 million in principal at a 5.19% fixed interest rate expiring in February 2003. We also entered into an interest rate collar agreement covering $50.0 million in principal reducing the impact of interest rate changes on future interest expense. This agreement expires in March 2002 and has an interest rate floor of 5.75% and an interest rate cap of 9.46%. Approximately 92% ($175 million) of our outstanding floating-rate debt was designated as hedged items to interest rate swap/collar agreements at December 31, 2001. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

Adoption of this new accounting standard resulted in a $0.2 million effect of change in accounting principle, which has been recorded as other comprehensive loss. During the year ended December 31, 2001, we recognized a net loss of $0.4 million related to the ineffective portion of our hedging instruments in our interest expense.

Activity related to the accumulated loss on derivative instruments is as follows (in thousands):

  Balance at January 1, 2001....................................... $      --
  Initial adoption of FAS 133......................................      (225)
  Change associated with current period hedge transactions.........    (4,145)
  Amount reclassified into earnings................................       384
                                                                     ---------
  Balance at December 31, 2001..................................... $  (3,986)
                                                                     =========

Note 8-Adoption of New Accounting Standard

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $6.8 million ($0.32 per diluted share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these test will be on our earnings and financial position.

Note 9-Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next eight years. The leases for most of the properties contain renewal provisions.

Rent expense for 1999, 2000, and 2001 was $0.7 million, $11.2 million and $12.2 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2001 for each of the next five years and in the aggregate are as follows:

                                                  (in thousands)
2002............................................ $     12,541
2003............................................       11,077
2004............................................        8,833
2005............................................        6,842
2006............................................        2,399
Thereafter......................................        3,619
                                                  ------------
Total minimum rental payments................... $     45,311
                                                  ============

Note 10-Acquisition Related Expenses

During the year ended December 31, 2001 we recorded $0.4 million of acquisition related expenses compared to $8.0 million and $4.5 million in the years ended December 31, 1999 and 2000.

The following table reflects the activity related to the 1999, 2000 and 2001 acquisition-related costs: (in thousands)

                                                 Charges   Charges   Charges
                                                    in        in        in
                                                   1999      2000      2001
                                                 --------  --------  --------
Severance and closure costs.................... $  3,373  $  3,351  $     --
Transition expenses............................    1,659     1,103       356
Other non-recurring acquisition related costs..    2,929        --        --
                                                 --------  --------  --------
   Total....................................... $  7,961  $  4,454  $    356
                                                 ========  ========  ========

In 1999, 2000 and 2001, we paid approximately $3.8 million, $7.5 million, and $0.8 million of these acquisition-related expenses and, at December 31, 1999, 2000 and 2001, $4.2 million, $1.1 million and $0.3 million was accrued.

Note 11-Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share:

                                                         Year Ended December 31,
                                                  -------------------------------------
                                                     1999         2000         2001
                                                  -----------  -----------  -----------
                                                         (in thousands, except
                                                        (share and per share data)
Numerator:
     Net income................................. $    13,968  $    14,511  $    14,710
     Preferred stock dividends..................        (340)      (2,543)      (2,542)
                                                  -----------  -----------  -----------
     Numerator for basic earnings per share-
     income available to common stockholders.... $    13,628  $    11,968  $    12,168
     Effect of dilutive securities:
         Preferred stock dividends..............         340        2,543        2,542
                                                  -----------  -----------  -----------
     Numerator for diluted earnings per share-
     income available to common stockholders
     after assumed conversions.................. $    13,968  $    14,511  $    14,710
                                                  ===========  ===========  ===========
Denominator:
     Denominator for basic earnings per share-
     weighted-average shares....................  14,240,084   14,879,103   15,908,895
     Effect of dilutive securities:
         Employee stock options.................     338,540      640,714      860,334
         Warrants...............................      86,482      195,328       85,458
         Convertible preferred stock............     576,672    4,377,699    4,245,694
                                                  -----------  -----------  -----------
     Dilutive potential common shares...........   1,001,694    5,213,741    5,191,486
                                                  -----------  -----------  -----------
     Denominator for diluted earnings per share-
     adjusted weighted-average shares and
     assumed conversions........................  15,241,778   20,092,844   21,100,381
                                                  ===========  ===========  ===========

     Basic net income per share................. $      0.96  $      0.80  $      0.76
                                                  ===========  ===========  ===========

     Diluted net income per share............... $      0.92  $      0.72  $      0.70
                                                  ===========  ===========  ===========

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 12.

In 1999, 2000 and 2001, options and warrants to purchase 458,363 shares, 41,471 shares and 50,730 shares respectively, at exercise prices of $12.75-$18.13, $25.06-42.27, and $45.01-$47.34 respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 12-Stock Options and Warrants

Stock Options

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which in total now provides for the granting of 750,000 shares of our common stock in the form of stock options to employees, (but not to officers or directors). The exercise price of options granted under the 2000 Plan must be at least equal to the fair market value of the common stock on the date of the grant. All options granted to date have 10 year terms and vest over periods of up to five years after the date of grant.

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

In June 1996, our Board of Directors adopted and in July 1996, our shareholders approved, the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan, as amended, authorizes stock options for a total of 585,000 shares of common stock to be granted to our outside directors. Option grants are made by the Board of Directors at the times and in amounts that the Board determines, taking into account any guidelines that the Board may adopt for this purpose. The exercise price of options granted under the Directors Plan must be at least equal to the fair market value of the common stock on the date of grant. Options granted prior to April 1, 1998 vest in 16 consecutive quarterly installments; options granted after March 31, 1998 vest in 12 equal monthly installments.

Shares of the Company's common stock have been reserved for issuance upon the exercise of outstanding options and warrants. These shares, which include both shares available for option grant and shares granted as options but not yet exercised, have been reserved as follows at December 31, 2001:

1995 Plan options...............................     391,950
1996 Directors Plan options.....................     494,728
1997 Plan options...............................   1,006,042
2000 Plan options...............................     724,855
Warrants........................................      88,956
                                                  -----------
     Total shares reserved......................   2,706,531
                                                  ===========

A summary of stock option information follows:

                                            1999                  2000                  2001
                                   --------------------- --------------------- ---------------------
                                               Weighted              Weighted              Weighted
                                                Average               Average               Average
                                               Exercise              Exercise              Exercise
                                     Shares      Price     Shares      Price     Shares      Price
                                   ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning of year..   945,970  $    8.37  1,572,359  $   11.22  1,640,958  $   14.66

    Granted.......................   840,579  $   12.91    583,106  $   20.63    575,389  $   33.43
    Exercised.....................  (146,419) $    2.36   (358,249) $    9.57   (307,983) $   11.89
    Cancelled/Forfeited...........   (67,771) $   11.36   (156,258) $   13.97    (85,351) $   13.68
                                   ----------            ----------            ----------
Outstanding at end of year........ 1,572,359  $   11.22  1,640,958  $   14.66  1,823,013  $   20.76
Exercisable at end of year........   448,948  $    8.49    532,518  $   11.46    641,538  $   16.04
Available for future grant........   662,013               734,600               794,562

Options outstanding and exercisable as of December 31, 2001 by price range:

                              Options Outstanding         Options Exercisable
                        -------------------------------- ---------------------
                                   Outstanding
                                    Average    Weighted              Weighted
                                   Remaining    Average              Average
                                      Life     Exercise              Exercise
Range of Exercise Price   Shares    In Years     Price    Shares      Price
----------------------- ---------- ----------  --------- ---------  ----------
$0.53-$10.25              183,616       4.22  $    7.79   166,400  $     7.76
$10.81-$12.75             413,346       7.42  $   12.73   126,645  $    12.70
$13.25-$20.25             600,259       7.44  $   18.06   267,677  $    16.86
$20.69-$47.34             625,792       9.01  $   32.45    80,816  $    35.61
                        ---------- ----------  --------- ---------  ----------
                        1,823,013       7.65  $   20.76   641,538  $    16.04
                        ==========                       =========

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted in 1999, 2000 and 2001 were valued using the Black-Scholes option pricing model. Options granted in 1996 and 1995, when we were not a public company, were valued using the minimum value method. The following assumptions were used in 1999, 2000 and 2001: expected volatility of 0.62 in 1999, 0.61 in 2000 and 0.62 in 2001; risk-free interest rates ranging from 4.83% to 6.73% in 1999, 5.02% to 6.69% in 2000, and 3.38% to 5.46% in 2001; a dividend yield of 0%; and a weighted-average expected life of the option of 72 months. The weighted-average fair values of options granted during 1999, 2000 and 2001 were $7.27 per share, $10.18 per share, and $15.97 per share respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                 Year Ended December 31,
                             -------------------------------
                               1999       2000       2001
                             ---------  ---------  ---------
Pro forma net income....... $  11,860  $  10,585  $   9,189
Pro forma net income per
  share-diluted............ $    0.78  $    0.53  $    0.44

Warrants:

In May 1996, in connection with a loan from certain shareholders, directors and officers, we issued warrants to purchase 226,036 shares of common stock at $7.96 per share. In 1999, 2000 and 2001, warrants to purchase 35,940 shares, 178,794 shares and 11,302 shares respectively were exercised. All the warrants were exercised prior to expiration.

In connection with a subordinated loan agreement, six directors were granted five-year warrants to purchase shares of our common stock exercisable at any time after the first anniversary of the grant date in December 1998 and January 1999. The lenders were granted warrants to purchase, in the aggregate, 18,970 shares of common stock at $14.50 per share, 43,551 shares of common stock at $15.50 per share and 59,092 shares of common stock at $16.50 per share. In 2001, warrants to purchase 6,898 shares at $14.50 per share, 19,356 shares at $15.50 per share, and 18,182 shares at $16.50 per share, were exercised. At December 31, 2001, warrants to purchase 12,072 shares at $14.50 per share, 24,195 shares at $15.50 per share and 40,910 shares at $16.50 per share remained outstanding.

In June 2000, in connection with our acquisition of an additional 15% interest in Medam, we issued warrants to purchase 44,374 shares of our common stock. Of these warrants, warrants for 31,128 shares were immediately exercisable, while the remaining 13,246 shares become contingently exercisable over five years. The exercise price of the warrants is $17.50 per share. In 2001, warrants to purchase 32,595 shares were exercised. At December 31, 2001, warrants to purchase 11,779 shares remained outstanding.

Note 13-Series A Convertible Preferred Stock

In November 1999, we issued and sold 75,000 shares of Series A convertible preferred stock for $1,000 per share or $75.0 million in the aggregate, in cash, less various fees and expenses. We used the net proceeds from the sale to finance a portion of the purchase price of our BFI acquisition.

In 2001, holders of Series A convertible preferred stock converted 29,595 shares into 1,805,664 shares of our common stock.

The Series A convertible preferred stock bears preferential dividends, payable in additional shares of Series A convertible preferred stock, at the rate of 3.375% per annum from the date of issuance. Dividends accrue daily and accumulate annually on the anniversary of the initial issuance. Holders of Series A convertible preferred stock are also entitled to share pro rata with holders of our common stock, on the basis of the number of shares of common stock into which their shares of Series A convertible preferred stock are convertible, in all other dividends and distributions.

Upon any liquidation, dissolution or winding up of the Company, holders of Series A convertible preferred stock are entitled to be paid, before any distribution or payment is made to holders of common stock, the greater of $1,000 per share plus accumulated preferential dividends and accrued and unpaid dividends not yet accumulated (the "liquidation value") or the amount that would be payable if the Series A convertible preferred stock had been converted into common stock.

Holders of Series A convertible preferred stock are entitled to vote with holders of our common stock as a single class on each matter submitted to a vote of our stockholders. Each share of Series A convertible preferred stock has a number of votes equal to the number of votes possessed by the common stock into which the Series A convertible preferred stock is convertible. As long as the initial investors of the Series A convertible preferred stock and their affiliates hold 50% or more of the "underlying common stock" (i.e., the shares of common stock issuable, or previously issued, upon conversion of the Series A convertible preferred stock), they have the right, voting as a separate class, to elect two directors to our Board of Directors. If the initial investors and their affiliates cease to hold 50% but still hold 25% or more of the underlying common stock, they will have the right, voting as a separate class, to elect one director; and if they cease to hold 25% of the underlying common stock, their right to elect directors as a separate class will terminate.

Each holder of Series A convertible preferred stock may at any time convert all or part of the holder's Series A convertible preferred stock into shares of common stock. The price at which a holder may convert is $17.50 per share, subject to adjustment in certain circumstances.

Beginning in May 2002, if the closing price of our common stock exceeds 150% of the conversion price for 20 consecutive trading days, we may elect to redeem all (but not part) of the outstanding shares of Series A convertible preferred stock, at a redemption price equal to the liquidation value to the date of redemption, subject to any holder's right to convert its shares into common stock prior to the redemption date. At any time after a change of control or, under certain circumstances, such as the occurrence of a bankruptcy event, each holder of Series A convertible preferred stock may require us to redeem all or any part of the holder's shares at a price equal to the liquidation value per share.

Under our stock purchase agreement with the initial investors, we agreed to various covenants and restrictions. These covenants and restrictions include our grant of preemptive rights to holders of Series A convertible preferred stock under certain circumstances and our agreement to provide them with specified financial and business information.

We entered into a registration rights agreement with the initial investors at closing requiring us, under certain circumstances, to register all or a portion of their shares of Series A convertible preferred stock under the Securities Act. We also entered into a corporate governance agreement implementing the right of the initial investors to elect directors to our Board of Directors, restricting the right of the initial investors to transfer their shares of Series A convertible preferred stock, and restricting our ability to engage in certain transactions (for example, acquisitive mergers involving more than a specified amount of consideration) without the approval of holders of a majority of the underlying common stock.

Note 14-Employee Benefit Plan

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee. Our contributions for the years ended December 31, 1999, 2000, and 2001 were approximately $49,000, $0.8 million and $0.9 million respectively.

Note 15-Employee Stock Purchase Plan

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the "ESPP") effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 150,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee's payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. Every employee who has completed one year's employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering.

Note 16-Related Party Transactions

In September 1999, we announced the formation of a new joint venture, Medam, B.A. Srl, an Argentine corporation, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. In 1999 and 2000, we recorded $2.9 million and $0.5 million in revenues, respectively, related to the sale of equipment to Medam, B.A. de Srl and other licensing and consulting agreements. At December 31, 2000 and 2001 our investment in the joint venture was $4.0 million, which is included in other long-term assets.

In August 2000, we announced the formation of a new joint venture, Evertrade Medical Waste (Pty) Ltd, to service the medical waste market in South Africa using our ETD technology. The joint venture company is headquartered in Johannesburg, South Africa. In 2000 and 2001, we recorded $5.1 million and $1.4 million in revenues, respectively, related to the sale of equipment to Evertrade Medical Waste (Pty) Ltd. and other licensing and consulting agreements. At December 31, 2001 we had total receivables of $5.5 million from the joint venture related to these agreements and loans of $4.3 million to the joint venture, both of which are included in other current assets. In addition our investment in the joint venture was $3.4 million, which is included in other long-term assets.

In August 2001, we announced the agreement with SteriCorp, Limited of Australia to utilize our ETD technology to service the medical waste market in Australia. We have purchased convertible notes of $2.5 million in SteriCorp. The notes are convertible beginning in August 2002 to a maximum of a 19% ownership interest. The company is headquartered in Melbourne, Australia. In 2001, we recorded $2.4 million in revenue related to the sale of equipment to SteriCorp and other licensing and consulting agreements.

Note 17-Legal Proceedings

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

Note 18-Products and Services and Geographic Information

Summary revenue information for the Company's products and services is as follows:

                                             Year Ended December 31,
                                        -------------------------------
                                          1999       2000       2001
                                        ---------  ---------  ---------
                                                 (in thousands)
Medical waste management services..... $ 126,286  $ 316,549  $ 351,316
Proprietary equipment and technology
    license sales.....................     6,562      7,173      7,708
                                       $---------  ---------  ---------
Total.................................   132,848  $ 323,722  $ 359,024
                                        =========  =========  =========

Summary financial information by geographic area is as follows:

                                             Year Ended December 31,
                                        -------------------------------
                                          1999       2000       2001
                                        ---------  ---------  ---------
                                                 (in thousands)
Revenues:
   United States...................... $ 119,618  $ 304,512  $ 334,301
   Foreign countries..................    13,230     19,210     24,723
                                        ---------  ---------  ---------
Total................................. $ 132,848  $ 323,722  $ 359,024
                                        =========  =========  =========
Long-lived assets:
   United States...................... $ 508,956  $ 494,755  $ 503,321
   Foreign countries..................     9,290     12,216     13,216
                                        ---------  ---------  ---------
Total................................. $ 518,246  $ 506,971  $ 516,537
                                        =========  =========  =========

Revenues are attributed to countries based on the location of customers. In 1999, 2000 and 2001, we provided medical waste management services to customers in Canada and Mexico, and licensed proprietary equipment to Brazilian and Japanese companies and to joint ventures in Argentina, South Africa, and Australia.

Note 19-Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2000 and 2001 (in thousands, except for per share amounts):

                                                 First     Second      Third      Fourth
                                                Quarter    Quarter    Quarter    Quarter
                                                 2000       2000       2000        2000
                                               ---------  ---------  ---------  ----------
Revenues..................................... $  77,668  $  79,557  $  81,066  $   85,431
Gross profit.................................    30,311     31,296     31,915      33,855
Income from operations.......................    15,827     15,163     15,667      16,809
Net income...................................     3,773      3,086      3,433       4,219
*Basic earnings per common share.............      0.21       0.17       0.19        0.24
*Diluted earnings per common share...........      0.19       0.15       0.17        0.21

                                                 First     Second      Third      Fourth
                                                Quarter    Quarter    Quarter    Quarter
                                                 2001       2001       2001        2001
                                               ---------  ---------  ---------  ----------
Revenues..................................... $  85,835  $  88,549  $  91,261  $   93,379
Gross profit.................................    34,064     35,201     36,467      37,333
Income from operations.......................    17,998     18,862     19,730      16,704
Income before extraordinary item.............     5,017      5,594      6,335       5,073
Extraordinary item, net of tax...............        --         --         --      (7,309)
Net income...................................     5,017      5,594      6,335      (2,236)
*Basic earnings per common share
    before extraordinary item................      0.29       0.32       0.36        0.25
*Diluted earnings per common share
    before extraordinary item................      0.24       0.27       0.30        0.23

______

* Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

Note 20-Condensed Consolidating Financial Statements

Payments under the Company's senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include ECCO, AMDI, WSI, Med-Tech and BFI and certain other subsidiaries which have insignificant assets and operations (collectively, the "Guarantors"). Financial information concerning the Guarantors as of and for the years ended December 31, 2001, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since the Company has more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2001

                                                            Stericycle
                                                                And         Non-
                                    Stericycle, Guarantor    Guarantor    Guarantor
                                      Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                    ---------  -----------  -----------  -----------  -----------  -----------
ASSETS
Current assets:
   Cash and cash equivalents...... $   8,919  $       833  $     9,752  $     2,985  $        --  $    12,737
   Other current assets...........    73,742       19,585       93,327        8,304      (16,375)      85,256
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total current assets..............    82,661       20,418      103,079       11,289      (16,375)      97,993
Property, plant and equipment,
   net............................    70,208        1,764       71,972       10,764           --       82,736
Goodwill, net.....................   391,301       19,252      410,553       12,099           --      422,652
Investment in subsidiaries........    60,004        1,437       61,441           --      (61,441)          --
Other assets......................    16,559        5,589       22,148          118      (11,117)      11,149
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total assets...................... $ 620,733  $    48,460  $   669,193  $    34,270  $   (88,933) $   614,530
                                    =========  ===========  ===========  ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt............... $  12,143  $        --  $    12,143  $       490  $        --  $    12,633
   Other current liabilities......    60,972          817       61,789        5,332      (16,375)      50,746
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total current liabilities.........    73,115          817       73,932        5,822      (16,375)      63,379
Long-term debt, net of current
   portion........................     5,051           --        5,051        1,353           --        6,404
Other liabilities.................   265,185          118      265,303       13,179      (11,117)     267,365
Redeemable preferred stock........    44,872           --       44,872           --           --       44,872
Common shareholders' equity.......   232,510       47,525      280,035       13,916      (61,441)     232,510
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total liabilities and
   shareholders' equity........... $ 620,733  $    48,460  $   669,193  $    34,270  $   (88,933) $   614,530
                                    =========  ===========  ===========  ===========  ===========  ===========

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2000

                                                            Stericycle
                                                                And         Non-
                                    Stericycle, Guarantor    Guarantor    Guarantor
                                      Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                    ---------  -----------  -----------  -----------  -----------  -----------
ASSETS
Current assets:
   Cash and cash equivalents...... $   1,408  $       595  $     2,003  $       663  $        --  $     2,666
   Other current assets...........    78,193       12,220       90,413        7,113       (9,181)      88,345
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total current assets..............    79,601       12,815       92,416        7,776       (9,181)      91,011
Property, plant and equipment,
   net............................    60,165          242       60,407       13,501           --       73,908
Goodwill, net.....................   377,178       29,384      406,562       12,228           --      418,790
Investment in subsidiaries........    63,306        3,308       66,614           --      (66,614)          --
Other assets......................    19,234        6,582       25,816          124      (11,667)      14,273
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total assets...................... $ 599,484  $    52,331  $   651,815  $    33,629  $   (87,462) $   597,982
                                    =========  ===========  ===========  ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt............... $   4,035  $        --  $     4,035  $     1,062  $        --  $     5,097
   Other current liabilities......    43,175        1,233       44,408        2,793       (9,185)      38,016
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total current liabilities.........    47,210        1,233       48,443        3,855       (9,185)      43,113
Long-term debt, net of current
   portion........................   344,142           --      344,142       12,585      (11,623)     345,104
Other liabilities.................     1,995           --        1,995        1,633           --        3,628
Redeemable preferred stock........    71,437           --       71,437           --           --       71,437
Common shareholders' equity.......   134,700       51,098      185,798       15,556      (66,654)     134,700
                                    ---------  -----------  -----------  -----------  -----------  -----------
Total liabilities and
   shareholders' equity........... $ 599,484  $    52,331  $   651,815  $    33,629  $   (87,462) $   597,982
                                    =========  ===========  ===========  ===========  ===========  ===========

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2001

                                                                 Stericycle
                                                                     And         Non-
                                        Stericycle,  Guarantor    Guarantor    Guarantor
                                           Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                        ----------  -----------  -----------  -----------  -----------  -----------
Revenues.............................. $  304,666  $    21,147  $   325,813  $    35,551  $    (2,340) $   359,024
Cost of revenues......................    179,937       12,843      192,780       25,519       (2,340)     215,959
Selling, general, and
   administrative expense.............     57,891        2,043       59,934        6,185          (33)      66,086
Write-off of fixed assets                     697           --          697        2,632           --        3,329
Acquisition related expenses..........        356           --          356           --           --          356
                                        ----------  -----------  -----------  -----------  -----------  -----------
Total costs and expenses..............    238,881       14,886      253,767       34,336       (2,373)     285,730
                                        ----------  -----------  -----------  -----------  -----------  -----------
Income from operations................     65,785        6,261       72,046        1,215           33       73,294
Equity in net income (loss) of
   subsidiaries.......................      3,893       (1,209)       2,684           --       (2,684)          --
Other (expense) income, net...........    (34,967)         544      (34,423)      (2,090)         (33)     (36,546)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Income before income taxes and
   extraordinary items................     34,711        5,596       40,307         (875)      (2,684)      36,748
Income tax expense (benefit)..........     12,692        1,754       14,446          283           --       14,729
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net income before extraordinary items.     22,019        3,842       25,861       (1,158)      (2,684)      22,019
Extraordinary loss....................     (7,309)          --       (7,309)          --           --       (7,309)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)..................... $   14,710  $     3,842  $    18,552  $    (1,158) $    (2,684) $    14,710
                                        ==========  ===========  ===========  ===========  ===========  ===========

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2000

                                                                 Stericycle
                                                                     And         Non-
                                        Stericycle,  Guarantor    Guarantor    Guarantor
                                           Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                        ----------  -----------  -----------  -----------  -----------  -----------
Revenues.............................. $  135,981  $   158,992  $   294,973  $    29,580  $      (831) $   323,722
Cost of revenues......................     78,593       96,568      175,161       22,015         (831)     196,345
Selling, general, and
   administrative expense.............     34,419       19,695       54,114        5,343           --       59,457
Acquisition related expenses..........      4,454           --        4,454           --           --        4,454
                                        ----------  -----------  -----------  -----------  -----------  -----------
Total costs and expenses..............    117,466      116,263      233,729       27,358         (831)     260,256
                                        ----------  -----------  -----------  -----------  -----------  -----------
Income from operations................     18,515       42,729       61,244        2,222           --       63,466
Equity in net income (loss) of
   subsidiaries.......................     28,001       (1,025)      26,976           --      (26,976)          --
Other (expense) income, net...........    (38,329)         483      (37,846)      (1,804)          --      (39,650)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Income before income taxes............      8,187       42,187       50,374          418      (26,976)      23,816
Income tax expense (benefit)..........     (6,324)      15,462        9,138          167           --        9,305
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net income............................ $   14,511  $    26,725  $    41,236  $       251  $   (26,976) $    14,511
                                        ==========  ===========  ===========  ===========  ===========  ===========

CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 1999

                                                                 Stericycle
                                                                     And         Non-
                                        Stericycle,  Guarantor    Guarantor    Guarantor
                                           Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                        ----------  -----------  -----------  -----------  -----------  -----------
Revenues.............................. $   61,069  $    46,618  $   107,687  $    25,533  $      (372) $   132,848
Cost of revenues......................     38,455       28,892       67,347       19,086         (310)      86,123
Selling, general, and
   administrative expense.............     15,478        6,306       21,784        4,931         (235)      26,480
Acquisition related expenses..........      7,961           --        7,961           --           --        7,961
                                        ----------  -----------  -----------  -----------  -----------  -----------
Total costs and expenses..............     61,894       35,198       97,092       24,017         (545)     120,564
                                        ----------  -----------  -----------  -----------  -----------  -----------
Income (loss) from operations.........       (825)      11,420       10,595        1,516          173       12,284
Equity in net income of
   subsidiaries.......................      8,675          119        8,794           --       (8,794)          --
Other (expense) income, net...........     (3,934)         778       (3,156)      (1,157)        (173)      (4,486)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Income before income taxes............      3,916       12,317       16,233          359       (8,794)       7,798
Income tax (benefit) expense..........    (10,052)       3,882       (6,170)          --           --       (6,170)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net income............................ $   13,968  $     8,435  $    22,403  $       359  $    (8,794) $    13,968
                                        ==========  ===========  ===========  ===========  ===========  ===========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2001

                                                                 Stericycle
                                                                     And         Non-
                                        Stericycle,  Guarantor    Guarantor    Guarantor
                                           Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by operating
     activities....................... $   52,422  $     7,242  $    59,664  $     4,886  $        --  $    64,550
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures...............    (15,289)        (196)     (15,485)          73           --      (15,412)
   Payments for acquisitions and
     international investments,
     net of cash acquired.............    (11,171)      (6,808)     (17,979)      (3,283)          --      (21,262)
   Proceeds from maturity of
     short-term investments...........       (199)          --         (199)          --           --         (199)
   Purchases of short-term investments        200                       200                                    200
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net cash used in investing
   activities.........................    (26,459)      (7,004)     (33,463)      (3,210)          --      (36,673)
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payment of subordinated notes......    (43,750)          --      (43,750)          --           --      (43,750)
   Principal payments on capital
     lease obligations................     (1,507)          --       (1,507)         (18)          --       (1,525)
   Repayment of long term debt........    (35,592)          --      (35,592)      (1,507)          --      (37,099)
   Payments of deferred financing
     costs............................       (173)          --         (173)          --           --         (173)
   Borrowings of long term debt.......     10,000           --       10,000        2,171           --       12,171
   Proceeds from issuance of
     common stock.....................      3,565           --        3,565           --           --        3,565
   Proceeds from public offering
     of common stock..................     49,005           --       49,005           --           --       49,005
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net cash used in financing
   activities.........................    (18,452)          --      (18,452)         646           --      (17,806)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net (decrease) increase in cash
   and cash equivalents............... $    7,511  $       238  $     7,749  $     2,322  $        --       10,071
                                        ==========  ===========  ===========  ===========  ===========
Cash and cash equivalents at
   beginning of period................                                                                       2,666
Cash and cash equivalents at end                                                                        -----------
   of period..........................                                                                 $    12,737
                                                                                                        ===========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2000

                                                                 Stericycle
                                                                     And         Non-
                                        Stericycle,  Guarantor    Guarantor    Guarantor
                                           Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by operating
     activities....................... $    2,911  $     4,801  $     7,712  $     2,757  $        --  $    10,469
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures...............     (8,816)      (2,109)     (10,925)        (661)          --      (11,586)
   Payments for acquisitions and
     international investments,
     net of cash acquired.............     (3,044)      (1,456)      (4,500)         (16)          --       (4,516)
   Proceeds from maturity of
     short-term investments...........        502           --          502           --           --          502
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net cash used in investing
   activities.........................    (11,358)      (3,565)     (14,923)        (677)          --      (15,600)
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net proceeds from bank line of
     credit...........................      5,000           --        5,000           --           --        5,000
   Principal payments on capital
     lease obligations................       (309)        (887)      (1,196)        (291)          --       (1,487)
   Repayment of long term debt........    (15,012)          --      (15,012)      (1,416)          --      (16,428)
   Payments of deferred financing
     costs............................       (631)          --         (631)          --           --         (631)
   Proceeds from issuance of
     common stock.....................      2,299           --        2,299           --           --        2,299
   Payments related to issuance
     of preferred stock...............       (300)          --         (300)          --           --         (300)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net cash used in financing
   activities.........................     (8,953)        (887)      (9,840)      (1,707)          --      (11,547)
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net (decrease) increase in cash
   and cash equivalents............... $  (17,400) $       349  $   (17,051) $       373  $        --      (16,678)
                                        ==========  ===========  ===========  ===========  ===========
Cash and cash equivalents at
   beginning of period................                                                                      19,344
Cash and cash equivalents at end                                                                        -----------
   of period..........................                                                                 $     2,666
                                                                                                        ===========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 1999

                                                                 Stericycle
                                                                     And         Non-
                                        Stericycle,  Guarantor    Guarantor    Guarantor
                                           Inc.     Subsidiaries Subsidiaries Subsidiaries Eliminations Consolidated
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net cash provided by
     operating activities............. $    4,951  $       283  $     5,234  $     6,543  $        --  $    11,777
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures...............     (2,534)         (85)      (2,619)      (1,176)          --       (3,795)
   Payments for acquisitions
     and international
     investments, net of cash
     acquired.........................   (418,280)          --     (418,280)      (4,000)          --     (422,280)
   Proceeds from maturity of
     short-term investments...........        447           --          447           --           --          447
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net cash used in investing
   activities.........................   (420,367)         (85)    (420,452)      (5,176)          --     (425,628)
                                        ----------  -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net payment on bank lines
     of credit........................    (16,359)          --      (16,359)          --           --      (16,359)
   Repayment of long term debt........     (3,884)          --       (3,884)        (482)          --       (4,366)
   Principal payments on
     capital lease obligations........        (50)        (125)        (175)        (115)          --         (290)
   Proceeds from long term debt.......    350,000           --      350,000           --           --      350,000
   Net payments on
     subordinated debt................     (2,750)          --       (2,750)          --           --       (2,750)
   Payment of deferred
     financing costs..................    (10,828)          --      (10,828)          --           --      (10,828)
   Net proceeds from common
     stock offering...................     47,158           --       47,158           --           --       47,158
   Proceeds from issuance of
     preferred stock..................     68,855           --       68,855           --           --       68,855
                                        ----------  -----------  -----------  -----------  -----------  -----------
   Proceeds from other
     issuances of common stock........        492           --          492           --           --          492
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net cash provided by (used in)
   financing activities...............    432,634         (125)     432,509         (597)          --      431,912
                                        ----------  -----------  -----------  -----------  -----------  -----------
Net increase in cash and cash
   equivalents........................ $   17,218  $        73  $    17,291  $       770  $        --       18,061
                                        ==========  ===========  ===========  ===========  ===========
Cash and cash equivalents at
   beginning of period................                                                                       1,283
                                                                                                        -----------
Cash and cash equivalents at
   end of period......................                                                                 $    19,344
                                                                                                        ===========

STERICYCLE, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND ALLOWANCE ACCOUNTS
(in thousands)

                                        Balance      Charges       Other     Write-offs/   Balance
                                        12/31/98   To Expenses  Charges (1)   Payments     12/31/99
                                       ----------  -----------  -----------  -----------  ----------
Allowance for doubtful accounts...... $      901  $       842  $       202  $      (965) $      980
Accrued severance and closure costs..         --        3,373           --         (210)      3,163
Accrued transition expenses..........         --        1,659           --         (650)      1,009
Deferred tax valuation allowance.....     19,481       (9,894)          --           --       9,587

                                        Balance      Charges       Other     Write-offs/   Balance
                                        12/31/99   To Expenses  Charges (1)   Payments     12/31/00
                                       ----------  -----------  -----------  -----------  ----------
Allowance for doubtful accounts...... $      980  $     1,552  $     1,996  $      (903) $    3,625
Accrued severance and closure costs..      3,163        3,351           --       (5,390)      1,124
Accrued transition expenses..........      1,009        1,103           --       (2,112)         --
Deferred tax valuation allowance.....      9,587         (999)          --           --       8,588

                                        Balance      Charges       Other     Write-offs/   Balance
                                        12/31/00   To Expenses  Charges (1)   Payments     12/31/01
                                       ----------  -----------  -----------  -----------  ----------
Allowance for doubtful accounts...... $    3,625  $     1,840  $       192  $    (2,551) $    3,106
Accrued severance and closure costs..      1,124           --           --         (843)        281
Accrued transition expenses..........         --          356           --         (356)         --
Deferred tax valuation allowance.....      8,588          650           --           --       9,238

(1) Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors-Nominees for Director" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on May 15, 2002, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on May 15, 2002, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption "Executive Compensation" in the our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on May 15, 2002, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the information contained under the caption "Stock Ownership-Stock Ownership of Directors and Executive Officers" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on May 15, 2002 to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

This Item is not applicable.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Financial Statements (Items 14(a)(1) and (2))

We have filed the following financial statements and schedules with this Report:

Page
Report of Independent Auditors, Ernst & Young LLP	**
Consolidated Financial Statements--Stericycle, Inc. and Subsidiaries
Consolidated Balance Sheets at December 31, 2000 and 2001	**
Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended December 31, 2001	**
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2001	**
Consolidated Statements of Changes in Shareholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 2001	**
Notes to Consolidated Financial Statements	**
Schedule II--Valuation and Allowance Accounts	**

Exhibits (Item 14(a)(3))

We have filed the following exhibits with this Report:

Exhibit Index	Description	Filed with Electronic Submission
2.1*

Stock Purchase Agreement, dated as of April 14, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 23, 1999)

2.2*

Asset Purchase Agreement, dated as of April 14, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 23, 1999)

2.3*

First Amendment to Stock Purchase Agreement, dated as of October 22, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed October 25, 1999)

2.4*

First Amendment to Asset Purchase Agreement, dated as of October 22, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed October 25, 1999)

2.5*

Second Amendment to Stock Purchase Agreement, dated as of November 12, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed November 29, 1999)

3.1*	Amended and Restated Certificate of Incorporation of Stericycle, Inc. (incorporated by reference to Exhibit 3.1 to our 1996 Form S-1)
3.2*

First Certificate of Amendment to Amended and Restated Certificate of Incorporation of Stericycle, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 29, 1999)

3.3*

Certificate of Designation Relating to Certificate of Designation Relating to Series A Convertible Preferred Stock, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed November 29, 1999)

3.4*	Amended and Restated Bylaws of Stericycle, Inc. (incorporated by reference to Exhibit 3.2 to our 1996 Form S-1)
3.5*	Amendment to Amended and Restated Bylaws of Stericycle, Inc. (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for 1999)
4.1*

Registration Rights Agreement, dated as of November 12, 1999, among Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co., Inc., Credit Suisse First Boston Corporation, Warburg Dillon Read LLC, Stericycle, Inc. and the guarantors named in the agreement (incorporated by reference to Exhibit 4.1 to our 1999 Form S-4)

4.2*

Registration Rights Agreement, dated as of November 12, 1999, between Stericycle, Inc. and certain investors affiliated with Bain Capital, Inc. and Madison Dearborn Partners LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 29, 1999)

4.3*	Specimen certificate for shares of our Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our 1996 Form S-1)
4.4*	Form of Common Stock Purchase Warrant in connection with December 1998 subordinated loan (incorporated by reference to Exhibit 4.1 to our 1999 Form S-3)
10.1*

Amended and Restated Credit Agreement, dated as of October 5, 2001, among Stericycle, Inc., as the borrower, various financial Institutions and other persons from time to time parties as the lenders, Bank of America, N.A., as the administrative agent for the lenders, Banc of America Securities LLC, as the lead arranger and the book manager, Credit Suisse First Boston, as the co-syndication agent, UBS Warburg LLC, as the co-syndication agent, and Fleet National Bank, as the documentation agent (incorporated by reference to our Current Report on Form 8-K filed October 15, 2001)

10.2*

Indenture, dated as of November 12, 1999, among Stericycle, Inc., the guarantors named in the indenture, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to our 1999 Form S- 4)

10.3*

Amended and Restated Series A Convertible Preferred Stock Purchase Agreement, dated September 26, 1999, between Stericycle, Inc. and certain investors affiliated with Bain Capital, Inc. and Madison Dearborn Partners LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 15, 1999)

10.4*

Corporate Governance Agreement, dated as of November 12, 1999, between Stericycle, Inc. and certain investors affiliated with Bain Capital, Inc. and Madison Dearborn Partners LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for 1999)

10.5*+	Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our 1996 Form S-1)
10.6*+	First Amendment to Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to our 1999 Form S-3)
10.7*+*	Second Amendment to Amended and Restated Incentive Compensation Plan	X
10.8*+	Directors Stock Option Plan (Amended and Restated) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on August 2, 2001 (Registration No. 333-66542)
10.9+	First Amendment to Directors Stock Option Plan	X
10.10+	1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for 1997)
10.11*+	First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3
10.12+	Second Amendment to 1997 Stock Option Plan	X
10.13	2000 Nonstatutory Stock Option Plan	X
10.14	First Amendment to 2000 Nonstatutory Stock Option Plan	X
10.15	Second Amendment to 2000 Nonstatutory Stock Option Plan	X
10.16*+	Employee Stock Purchase Plan) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on August 2, 2001 (Registration No. 333-66544)
12	Computation of the Ratio of Earnings to Fixed Charges	X
21	Subsidiaries	X
23	Consent of Ernst & Young LLP	X

___________

* Previously filed

+ Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

References to our "1996 Form S-1" are to our Registration Statement on Form S-1 as declared effective on August 22, 1996 (Registration No. 333-05665); references to our "1999 Form S-3" are to our Registration Statement on Form S-3 as declared effective on February 4, 1999 (Registration No. 333-60591); and references to our "1999 Form S-4" are to our Registration Statement on Form S-4 as declared effective on December 15, 1999 (Registration No. 333-91831).

Reports on Form 8-K (Item 14(b))

We filed two Current Reports on Form 8-K during the fourth quarter of 2001:

(a) We filed a Current Report on Form 8-K on October 15, 2001 to report the refinancing of our senior secured credit facility to increase our revolving credit facility and extend its maturity, reallocate the term loan A and B components of the facility and extend their maturities, and reduce the interest rates that we are charged.

(b) We filed a Current Report on Form 8-K on November 2, 2001 to report that we had announced our earnings for the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2002

STERICYCLE, INC.
By:	/s/ Mark C. Miller
Mark C. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jack W. Schuler Jack W. Schuler	Chairman of the Board of Directors	March 25, 2002
/s/ Mark C. Miller Mark C. Miller	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 25, 2002
/s/ Frank J.M. ten Brink Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002
/s/ John P. Connaughton John P. Connaughton	Director	March 25, 2002
/s/ Rod F. Dammeyer Rod F. Dammeyer	Director	March 25, 2002
/s/ Patrick F. Graham Patrick F. Graham	Director	March 25, 2002
/s/ John Patience John Patience	Director	March 25, 2002
/s/ Thomas R. Reusche Thomas R. Reusche	Director	March 25, 2002
/s/ L. John Wilkerson, Ph.D. L. John Wilkerson, Ph.D.	Director	March 25, 2002
/s/ Peter Vardy Peter Vardy	Director	March 25, 2002