Form 10-Q
period 2002-03-31
STERICYCLE INC
filed 2002-05-03
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of April 30, 2002 there were 18,743,823 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          March 31,    December 31
                                                             2002          2001
                                                         -----------   -----------
                                                         (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents.............................. $    11,270        12,737
Short-term investments.................................         523           280
Accounts receivable, less allowance for doubtful
  accounts of $3,160 in 2002 and $3,106 in 2001........      62,372        65,300
Parts and supplies.....................................       4,410         6,044
Prepaid expenses.......................................       2,780         2,457
Deferred tax asset.....................................       7,630            --
Other..................................................       9,920        11,175
                                                         -----------   -----------
         Total current assets..........................      98,905        97,993
                                                         -----------   -----------
Property, plant and equipment:
Land...................................................       7,609         7,596
Buildings and improvements.............................      28,478        28,075
Machinery and equipment................................      67,115        65,409
Office equipment and furniture.........................      10,701        10,458
Construction in progress...............................       7,572         5,193
                                                         -----------   -----------
                                                            121,475       116,731
Less accumulated depreciation..........................     (37,237)      (33,995)
                                                         -----------   -----------
  Property, plant and equipment, net...................      84,238        82,736
                                                         -----------   -----------
Other assets:
Goodwill, less accumulated amortization of $32,374
  in 2002 and 2001.....................................     416,349       411,877
Intangible assets, less accumulated amortization of
  $5,018 in 2002 and $4,510 in 2001....................       6,167         6,675
Permits................................................       4,100         4,100
Other..................................................      12,276        11,149
                                                         -----------   -----------
  Total other assets...................................     438,892       433,801
                                                         -----------   -----------
         Total assets.................................. $   622,035   $   614,530
                                                         ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt...................... $    14,097   $    12,633
Accounts payable.......................................      10,826        13,317
Accrued compensation...................................       2,973         6,127
Accrued interest.......................................       6,215         3,995
Accrued insurance......................................       6,139         5,440
Accrued liabilities....................................      15,677        16,947
Deferred revenue.......................................       2,883         4,920
                                                         -----------   -----------
         Total current liabilities.....................      58,810        63,379
                                                         -----------   -----------
Long-term debt, net of current portion.................     249,572       267,365
Deferred income taxes..................................      15,305         3,194
Other liabilities......................................       3,708         3,210
Redeemable preferred stock
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 45,405 outstanding in 2002
    and 2001, liquidation preference of $49,146 in 2002
    and $48,735 in 2001)...............................      45,276        44,872
Common shareholders' equity
Common stock (par value $.01 per share, 30,000,000
  shares authorized, 18,718,956 issued and outstanding
  in 2002, 18,539,950 issued and outstanding in 2001)..         187           185
Additional paid-in capital.............................     236,073       230,909
Accumulated other comprehensive loss...................      (2,535)       (3,996)
Retained earnings......................................      15,639         5,412
                                                         -----------   -----------
Total shareholders' equity.............................     249,364       232,510
                                                         -----------   -----------
  Total liabilities and shareholders' equity........... $   622,035   $   614,530
                                                         ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          2002         2001
                                                       ----------- ------------
Revenues.............................................  $   97,064  $    85,835

Costs and expenses:
  Cost of revenues...................................      58,175       51,771
  Selling, general and
    administrative expenses..........................      14,695       15,828
  Acquisition related costs..........................         153          238
                                                       -----------  -----------
     Total costs and expenses........................      73,023       67,837
                                                       -----------  -----------
Income from operations...............................      24,041       17,998
                                                       -----------  -----------
Other income (expense):
  Interest income....................................         163           41
  Interest expense...................................      (5,809)      (9,440)
  Other expense......................................        (671)        (172)
                                                       -----------  -----------
     Total other income (expense)....................      (6,317)      (9,571)
                                                       -----------  -----------
Income before income taxes...........................      17,724        8,427
Income tax expense...................................       7,093        3,410
                                                       -----------  -----------
Net income........................................... $    10,631  $     5,017
                                                       ===========  ===========

Earnings per share - Basic........................... $      0.55  $      0.29
                                                       ===========  ===========

Earnings per share - Diluted......................... $      0.47  $      0.24
                                                       ===========  ===========

Weighted average number of
  common shares outstanding--Basic...................  18,611,181   15,239,925
                                                       ===========  ===========

Weighted average number of common
  shares outstanding--Diluted........................  22,385,976   20,594,986
                                                       ===========  ===========

Proforma Results Excluding Goodwill Amortization:
Net Income                                                         $     6,763
Earnings per share - Basic                                         $      0.40
Earnings per share - Diluted                                       $      0.33

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                              For the Three
                                                          Months Ended March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
OPERATING ACTIVITIES:
Net income............................................. $   10,631  $    5,017
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Ineffective portion of cash flow hedges                   (381)         --
    Stock compensation expense.........................         --          41
    Deferred tax liability.............................       (728)         --
    Tax benefit of disqualifying dispositions of stock       1,168          --
    Loss on sale of fixed assets.......................         36          --
    Depreciation.......................................      3,055       2,682
    Amortization.......................................        508       3,440
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable................................      4,279       3,824
    Parts and supplies.................................      1,653        (284)
    Prepaid expenses and other assets..................     (2,184)      1,731
    Accounts payable...................................     (3,035)     (4,596)
    Accrued liabilities................................      8,106       1,013
    Deferred revenue...................................     (2,037)      1,901
                                                         ----------  ----------
Net cash provided by operating activities..............     21,071      14,769
                                                         ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired..................     (3,975)     (2,013)
  Short-term investments...............................       (243)       (210)
  Proceeds from sale of equipment......................         31          --
  Capital expenditures.................................     (3,867)     (3,960)
                                                         ----------  ----------
Net cash used in investing activities..................     (8,054)     (6,183)
                                                         ----------  ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable..............      1,181          --
  Repayment of long term debt..........................     (2,687)     (8,296)
  Net proceeds and repayments on line of credit........    (15,000)         --
  Principal payments on capital lease obligations......        (76)       (362)
  Proceeds from issuance of common stock...............      2,028         566
                                                         ----------  ----------
Net cash used in financing activities..................    (14,554)     (8,092)
                                                         ----------  ----------
Effect of exchange rate changes on cash................         70          --
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...     (1,467)        494
Cash and cash equivalents at beginning of period.......     12,737       2,666
                                                         ----------  ----------
Cash and cash equivalents at end of period............. $   11,270  $    3,160
                                                         ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions  $    1,900  $       --

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2001, as filed with our 2001 Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002.

NOTE 2-ACQUISITIONS

During the quarter ended March 31, 2002, we completed the acquisition of three domestic medical waste management businesses and our Canadian subsidiary, Med-Tech Environmental Ltd., completed one acquisition. In January we purchased the customer contracts and selected other assets of Bio Environmental Services, Inc., which operated in West Virginia. In March, we acquired all of the stock of Bio-Oxidation Services, Inc., which operated in Pennsylvania, New Jersey and several other states, and also the customer contracts and selected other assets of A-Medco, Inc. which operated in Texas. In January, Med-Tech acquired all of the stock of Pyroval Inc., which operated in the province of Quebec. The aggregate purchase price for these acquisitions was $5.2 million, of which approximately $3.3 million was paid in cash and $1.9 million was paid by the issuance of unregistered shares of our common stock.

NOTE 3--STOCK OPTIONS

During the quarter ended March 31, 2002, options to purchase 392,493 shares of common stock were granted to employees. These options vest ratably over a five year period and have exercise prices ranging from $54.74-$64.51 per share.

NOTE 4--STOCK ISSUANCES

During the quarter ended March 31, 2002, options to purchase 141,902 shares of common stock were exercised at prices ranging from $7.50-$30.41 per share. In addition, warrants with rights to purchase 11,110 shares of common stock were exercised at prices ranging from $14.50-$16.50 per share. We also issued 30,089 shares of common stock in connection with certain acquisitions made in the quarter and 3,163 shares of common stock in connection with our employee stock purchase plan.

NOTE 5--INCOME TAXES

At March 31, 2002, we had net operating loss carry forwards for federal income tax purposes of approximately $12.6 million (excluding 3CI and Med-Tech) which expire beginning in 2006.

NOTE 6--DERIVATIVE INSTRUMENTS

We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next year, thus reducing the impact of interest rate changes on future interest expense. Approximately 73% ($125 million) of our outstanding floating-rate debt was designated as the hedged items to interest rate swap agreements at March 31, 2002. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

We adopted SFAS 133 on January 1, 2001, which requires us to adjust instruments that are designated and qualify as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is recognized as a component of other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. During the three months ended March 31, 2002, we recognized a net non-cash gain of $0.4 million related to the ineffective portion of our hedging instruments.

Activity related to the accumulated loss on derivative instruments is as follows:

Balance at December 31, 2001	$(3,986)
Change associated with current period hedge transactions	1,842
Amount reclassified into expense	(381)
Balance at March 31, 2002	$(2,525)

NOTE 7-NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                              2002         2001
                                                          -----------  -----------
Numerator:
   Net Income........................................... $    10,631  $     5,017
   Preferred stock dividends............................        (404)        (645)
                                                          -----------  -----------
   Numerator for basic earnings
      per share......................................... $    10,227  $     4,372
   Effective of dilutive securities:
     Preferred stock dividends..........................         404          645
                                                          -----------  -----------
   Numerator for diluted earnings
    per share income available to
    common shareholders after
    assumed conversions..................................$    10,631  $     5,017
                                                          ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares.............................  18,611,181   15,239,925
                                                          -----------  -----------
  Effective of dilutive securities:
    Employee stock options...............................    916,028      798,564
    Warrants............................................      61,985       88,922
    Convertible preferred stock.........................   2,796,782    4,467,575
                                                          -----------  -----------
  Dilutive potential shares.............................   3,774,795    5,355,061
                                                          -----------  -----------
  Denominator for diluted earnings
  per share adjusted weighted
  average shares and assumed
  conversions...........................................  22,385,976   20,594,986
                                                          ===========  ===========

Earnings per share - Basic.............................. $      0.55  $      0.29
                                                          ===========  ===========

Earnings per share - Diluted............................ $      0.47  $      0.24
                                                          ===========  ===========

NOTE 8--COMPREHENSIVE INCOME

During the three months ended March 31, 2002, total comprehensive income amounted to $12.1 million. The components of comprehensive income are net income, change in cumulative currency translation adjustments and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133.

NOTE 9 --ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. At the quarter ended March 31, 2002, we had $10.1 million in the goodwill balance related to six acquisitions recently completed in which the assignment of intangibles and goodwill has not yet been determined. We have two reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, was as follows (in thousands):

                                       United   Foreign
                                       States   Countries  Total
                                     ---------  --------- ----------
Balance as of January 1, 2002        $ 405,926    $ 5,951  $ 411,877
Goodwill acquired during year            3,744        728      4,472
                                     ---------  --------- ----------
Balance as of March 31, 2002         $ 409,670    $ 6,679  $ 416,349

The proforma impact of eliminating goodwill amortization on the Condensed Consolidating Statements of Income is as follows:

Proforma results excluding goodwill amortization
(in thousands except earnings-per-share amounts)
                                                    2001
                                               --------------
Reported net income                             $   5,017
Add back: Goodwill amortization                     2,932
Subtract: Tax effect of goodwill amortization      (1,186)
                                               --------------
Adjusted net income                             $   6,763

Basic earnings-per-share
Reported net income                             $    0.29
Add back: Goodwill amortization                      0.19
Subtract: Tax effect of goodwill amortization       (0.08)
                                               --------------
Adjusted net income                             $    0.40

Diluted earnings-per-share
Reported net income                             $    0.24
Add back: Goodwill amortization                      0.15
Subtract: Tax effect of goodwill amortization       (0.06)
                                               --------------
Adjusted net income                             $    0.33

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter we assigned values to the intangibles acquired from our acquisition of American Medical Disposal, Inc., and its wholly-owned subsidiary Environmental Health Services, Inc., in July 2001. We assigned $2.8 million to the customer relationships with an amortization period of 45 years and we assigned $4.1 million to the facility environmental permits with an indefinite life.

As of March 31, 2002 the value of the amortized intangible assets were as follows (in thousands):

                                       Gross
                                      Carrying   Accumulated
                                       Amount    Amortization
                                     ---------  -------------
Amortized intangible assets:
    Non-compete                      $   5,300     $ 2,562
    Workforce                            2,870       2,312
    Customer relationships               2,800          75
    Other                                  215          69
                                     ---------  -------------
       Total                         $  11,185     $ 5,018

At March 31, 2002 we have unamortized intangible assets of $4.1 million that are environmental permits.

During the quarter ended March 31, 2002 the aggregate amortization expense was $0.5 million. The estimated amortization expense, in thousands, for each of the next five years is as follows:

12 months ended March 31, 2003       $   1,695
12 months ended March 31, 2004           1,137
12 months ended March 31, 2005             695
12 months ended March 31, 2006              77
12 months ended March 31, 2007              77

NOTE 10--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under the Company's senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., acquired in May 1997, Waste Systems, Inc., acquired October 1, 1998, Med-Tech Environmental, Inc., acquired December 31, 1998, BFI Medical Waste, Inc., acquired on November 12, 1999, and certain other subsidiaries which have insignificant assets and operations (collectively, "the guarantors"). Financial information concerning the guarantors as of March 31, 2002 and December 31, 2001 and for the three month period ended March 31, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents............ $    8,195  $       323  $      8,518  $     2,752  $        --  $     11,270
   Other current assets.................     75,618       21,126        96,744        9,290      (18,399)       87,635
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current assets....................     83,813       21,449       105,262       12,042      (18,399)       98,905
Property, plant and equipment,
   net..................................     72,681          837        73,518       10,720           --        84,238
Goodwill, net...........................    392,640       11,552       404,192       12,157           --       416,349
Investment in subsidiaries..............     51,619          958        52,577           --      (52,577)           --
Other assets............................     28,349        5,054        33,403           76      (10,936)       22,543
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total assets............................ $  629,102  $    39,850  $    668,952  $    34,995  $   (81,912) $    622,035
                                          ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt..................... $   13,377  $       136  $     13,513  $       584  $            $     14,097
   Other current liabilities............     58,150          510        58,660        4,452      (18,399)       44,713
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities...............     71,527          646        72,173        5,036      (18,399)       58,810
Long-term debt, net of current
   portion.......................           246,043           10       246,053       14,455      (10,936)      249,572
Other liabilities.......................     16,892          257        17,149        1,864           --        19,013
Convertible preferred stock.............     45,276           --        45,276           --           --        45,276
Common shareholders' equity.............    249,364       38,937       288,301       13,640      (52,577)      249,364
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................. $  629,102  $    39,850  $    668,952  $    34,995  $   (81,912) $    622,035
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
AUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents............ $    8,919  $       833  $      9,752  $     2,985  $        --  $     12,737
   Other current assets.................     73,742       19,585        93,327        8,304      (16,375)       85,256
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current assets....................     82,661       20,418       103,079       11,289      (16,375)       97,993
Property, plant and equipment,
   net..................................     70,208        1,764        71,972       10,764           --        82,736
Goodwill, net...........................    380,526       19,252       399,778       12,099           --       411,877
Investment in subsidiaries..............     60,004        1,437        61,441           --      (61,441)           --
Other assets............................     27,334        5,589        32,923          118      (11,117)       21,924
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total assets............................ $  620,733  $    48,460  $    669,193  $    34,270  $   (88,933) $    614,530
                                          ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt..................... $   12,143  $        --  $     12,143  $       490  $        --  $     12,633
   Other current liabilities............     60,972          817        61,789        5,332      (16,375)       50,746
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities...............     73,115          817        73,932        5,822      (16,375)       63,379
Long-term debt, net of current
   portion..............................    265,185          118       265,303       13,179      (11,117)      267,365
Other liabilities.......................      5,051           --         5,051        1,353           --         6,404
Convertible preferred stock.............     44,872           --        44,872           --           --        44,872
Common shareholders' equity.............    232,510       47,525       280,035       13,916      (61,441)      232,510
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................. $  620,733  $    48,460  $    669,193  $    34,270  $   (88,933) $    614,530
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2002
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   83,608  $     4,864  $     88,472  $     9,484  $      (892) $     97,064

Cost of revenues........................     49,511        3,071        52,582        6,508         (915)       58,175
Selling, general, and
   administrative expense...............     12,931          224        13,155        1,573          (33)       14,695
Acquisition related expenses............        153           --           153           --           --           153
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     62,595        3,295        65,890        8,081         (948)       73,023
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     21,013        1,569        22,582        1,403           56        24,041
Equity in net income (loss) of
   subsidiaries.........................      2,176          359         2,535           --       (2,535)           --
Other (expense) income, net.............     (6,125)          71        (6,054)        (263)          --        (6,317)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............     17,064        1,999        19,063        1,140       (2,479)       17,724
Income tax expense......................      6,489          625         7,114          (21)          --         7,093
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $   10,575  $     1,374  $     11,949  $     1,161  $    (2,479) $     10,631
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   72,786  $     4,321  $     77,107  $     9,057  $      (329) $     85,835

Cost of revenues........................     43,391        2,681        46,072        6,028         (329)       51,771
Selling, general, and
   administrative expense...............     14,106          290        14,396        1,432           --        15,828
Acquisition related expenses............        238           --           238           --           --           238
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     57,735        2,971        60,706        7,460         (329)       67,837
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     15,051        1,350        16,401        1,597           --        17,998
Equity in net income (loss) of
   subsidiaries.........................      2,635          829         3,464           --       (3,464)           --
Other (expense) income, net.............     (9,444)         174        (9,270)        (301)          --        (9,571)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............      8,242        2,353        10,595        1,296       (3,464)        8,427
Income tax expense (benefit)............      3,225          110         3,335           75           --         3,410
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $    5,017  $     2,243  $      7,260  $     1,221  $    (3,464) $      5,017
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities............... $   19,819  $     1,689  $     21,508  $      (437) $        --  $     21,071
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................     (3,565)         (78)       (3,643)        (224)          --        (3,867)
   Retirement of property and equipment          31           --            31           --                         31
   Payments for acquisitions and
     international investments, net of
     cash acquired......................     (1,004)      (2,159)       (3,163)        (812)          --        (3,975)
   Short-term investments...............       (243)          --          (243)          --           --          (243)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities        (4,781)      (2,237)       (7,018)      (1,036)          --        (8,054)
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of bank line of credit    (15,000)          --       (15,000)          --           --       (15,000)
   Principal payments on capital lease
     obligations........................        (28)         (32)          (60)         (16)          --           (76)
   Repayment of long term debt..........     (2,762)          --        (2,762)          75           --        (2,687)
   Proceeds from issuance of  notes payable...   --           --            --        1,181           --         1,181
   Proceeds from issuance of common
     stock..............................      2,028           --         2,028           --           --         2,028
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities...    (15,762)         (32)      (15,794)       1,240           --       (14,554)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash.                      70            70                                      70
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net decrease in cash and
   cash equivalents..................... $     (724) $      (510) $     (1,234) $      (233) $        --        (1,467)
                                          ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period............................                                                                        12,737
                                                                                                           ------------
Cash and cash equivalents at end of
   period...............................                                                                  $     11,270
                                                                                                           ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities............... $   13,981  $      (262) $     13,719  $     1,050  $        --  $     14,769
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................     (3,756)         (63)       (3,819)        (141)          --        (3,960)
   Payments for acquisitions and
     international investments, net of
     cash acquired......................     (2,013)          --        (2,013)          --           --        (2,013)
   Short-term investments...............         --           --            --         (210)          --          (210)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities        (5,769)         (63)       (5,832)        (351)          --        (6,183)
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease
     obligations........................       (249)          --          (249)        (113)          --          (362)
   Repayment of long term debt..........     (8,176)          --        (8,176)        (120)          --        (8,296)
   Proceeds from issuance of common
     stock..............................        566           --           566           --           --           566
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities...     (7,859)          --        (7,859)        (233)          --        (8,092)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents..................... $      353  $      (325) $         28  $       466  $        --           494
                                          ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period............................                                                                         2,666
                                                                                                           ------------
Cash and cash equivalents at end of
   period...............................                                                                  $      3,160
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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The following summarizes (in thousands) the Company's operations:

                                            Three Months Ended March 31,
                                      --------------------------------------
                                              2002                2001
                                      ------------------  ------------------
                                          $         %         $         %
                                      ---------  -------  ---------  -------
Revenues............................ $  97,064    100.0  $  85,835    100.0
Cost of revenues....................    58,175     59.9     51,771     60.3
                                      ---------  -------  ---------  -------
Gross profit........................    38,889     40.1     34,064     39.7
Selling, general and
  administrative expenses...........    14,695     15.1     15,828     18.4
                                      ---------  -------  ---------  -------
Income from operations before
  acquisition related costs.........    24,194     24.9     18,236     21.2
Acquisition related costs...........       153      0.2        238      0.3
                                      ---------  -------  ---------  -------
Income from operations..............    24,041     24.8     17,998     21.0
Net income..........................    10,631     11.0      5,017      5.8
Depreciation and amortization.......     3,563      3.7      6,122      7.1
EBITDA*.............................    26,933     27.7     23,948     27.9
Earnings per share-diluted.......... $    0.47           $    0.24

Proforma results excluding goodwill amortization
(in thousands except earnings-per-share amounts)
Reported net income                                      $   5,017
Add back: Goodwill amortization                              2,932
Subtract: Tax effect of goodwill amortization               (1,186)
Adjusted net income                                      $   6,763      7.9

Basic earnings-per-share
Reported net income                                      $    0.29
Add back: Goodwill amortization                               0.19
Subtract: Tax effect of goodwill amortization                (0.08)
Adjusted net income                                      $    0.40

Diluted earnings-per-share
Reported net income                                      $    0.24
Add back: Goodwill amortization                               0.15
Subtract: Tax effect of goodwill amortization                (0.06)
Adjusted net income                                      $    0.33

(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.

Revenues. Revenues increased $11.2 million, or 13.1%, to $97.1 million during the three months ended March 31, 2002 from $85.8 million during the comparable period in 2001 as a result of our continued strategy of focusing on sales to higher-margin small account customers, higher international equipment sales and revenues from acquisitions completed in the quarter. International equipment revenues during the three months ended March 31, 2002 increased $0.6 million to $2.7 million from $2.1 million during the comparable period in 2001. During the three months ended March 31, 2002, acquisitions less than one year old contributed approximately $5.0 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased over 9% while revenues from large account customers also increased by approximately 5%.

Cost of Revenues. Cost of revenues increased $6.4 million to $58.2 million during the three months ended March 31, 2002 from $51.8 million during the comparable period in 2001. The increase was primarily due to increased volume growth, acquisitions, and higher insurance, employee benefit and energy costs. The gross margin percentage increased to 40.1% during the three months ended March 31, 2002 from 39.7% during the same period in 2001 as a result of productivity improvements and leveraging our infrastructure.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $14.7 million for the three months ended March 31, 2002 from $15.8 million for the comparable period in 2001. The decrease was largely the result of discontinued amortization of Goodwill after our adoption of FAS 142 on January 1, 2002, partially offset by higher spending on the Steri-SafeSM OSHA compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 15.1% during the three months ended March 31, 2002 from 18.4% during the comparable period in 2001. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.6% during the three months ended March 31, 2002 from 14.4% during the comparable period in 2001.

Acquisition related costs. During the three months ended March 31, 2002, we incurred acquisition-related costs of less than $0.2 million related to the integration of acquisitions as compared to $0.2 million in the during the same period in 2001.

Income from Operations. Income from operations increased to $24.0 million for the three months ended March 31, 2002 from $18.0 million for the comparable period in 2001. The increase was due to higher revenues and lower goodwill amortization expenses, as a result of the adoption of FAS 142, offset by higher costs of revenues and selling, general and administrative expenses during the three months. Income as a percentage of revenue increased to 24.8% during the three months ended March 31, 2002 from 21.0% during the same period in 2001 as a result of productivity improvements and lower goodwill amortization expense.

EBITDA. EBITDA increased by 12.5% to $26.9 million or 27.7% of revenue for the three months ended March 31, 2002, as compared to $23.9 million or 27.9% of revenue for the comparable period in 2001. The increase in EBITDA is primarily due to the factors described above.

Net Interest Expense. Net interest expense decreased to $5.6 million during the three months ended March 31, 2002 from $9.4 million during the comparable period in 2001 primarily due to decreased interest rates and debt prepayments related to borrowings associated with the BFI acquisition. During the quarter, per FAS 133, we recognized a net gain of $0.4 million related to the ineffective portion of our hedging instruments.

Other Expense. Other expense increased to $0.7 million during the three months ended March 31, 2002 from $0.2 million during the comparable period in 2001 primarily due to increased minority interest expense related to our foreign subsidiaries.

Net Income. Net Income increased to $10.6 million for the three months ended March 31, 2002 from $5.0 million for the comparable period in 2001. The increase was due to higher income from operations and lower interest expense partially offset by higher other expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, our working capital was $40.1 million compared to working capital of $34.6 million at December 31, 2001. The increase in working capital is primarily due to higher current liabilities balances offset by lower accounts receivable and prepaid and other asset balances. On March 31, 2002 we had available a $80.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our other assets. At March 31, 2002 we had no borrowings under this line.

Net cash provided by operating activities was $21.1 million during the three months ended March 31, 2002 compared to $14.8 million for the comparable period in 2001. This increase primarily reflects higher net income, lower accounts receivable, prepaid expenses, other assets, and parts and supply balances in 2002 versus 2001 offset by lower accounts payable and deferred revenue balances.

Net cash used in investing activities for the three months ended March 31, 2002 was $8.1 million compared to $6.2 million for the comparable period in 2001. This increase is primarily attributable to the increase in investments in acquisitions. Capital expenditures were $3.9 million for the three months ended March 31, 2002 compared to $4.0 million for the same period in 2001. This rate of capital spending is within the 4-5% of revenues that we anticipate spending during 2002. After planned upgrades in 2002 to our treatment facilities are completed, we will have less than 15% of our we will have less than 15% of our treatment capacity in incineration and more than 85% in non-incineration technologies such as autoclave and ETD. Cash investments in acquisitions and international joint ventures for the three months ended March 31, 2002 were $4.0 million versus $2.0 million in the comparable period in 2001.

Net cash used in financing activities was $14.6 million during the three months ended March 31, 2002 compared to $8.1 million for the comparable period in 2001. During the first three months of 2002 we made repayments of $17.8 million in debt and capital leases which consisted of approximately $2.8 million in scheduled repayments and $15.0 million in prepayments.

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

(b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2002

STERICYCLE, INC.
(Registrant)
By:	/s/ FRANK J.M. TEN BRINK
Frank J.M. ten Brink
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)