Form 10-Q
period 2002-06-30
STERICYCLE INC
filed 2002-08-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of August 5, 2002 there were 37,675,327 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           June 30,    December 31
                                                             2002          2001
                                                         -----------   -----------
                                                         (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents.............................. $     8,910        12,737
Short-term investments.................................         638           280
Accounts receivable, less allowance for doubtful
  accounts of $3,242 in 2002 and $3,106 in 2001........      61,270        65,300
Parts and supplies.....................................       4,610         6,044
Prepaid expenses.......................................       2,314         2,457
Deferred tax asset.....................................       7,630            --
Other..................................................       9,483        11,175
                                                         -----------   -----------
         Total current assets..........................      94,855        97,993
                                                         -----------   -----------
Property, plant and equipment:
Land...................................................       7,600         7,596
Buildings and improvements.............................      28,291        28,075
Machinery and equipment................................      73,183        65,409
Office equipment and furniture.........................      10,806        10,458
Construction in progress...............................       4,810         5,193
                                                         -----------   -----------
                                                            124,690       116,731
Less accumulated depreciation..........................     (40,097)      (33,995)
                                                         -----------   -----------
  Property, plant and equipment, net...................      84,593        82,736
                                                         -----------   -----------
Other assets:
Goodwill, less accumulated amortization of $32,374
  in 2002 and 2001.....................................     421,837       411,877
Intangible assets, less accumulated amortization of              --            --
  $5,526 in 2002 and $4,510 in 2001....................      10,561        10,775
Other..................................................      11,070        11,149
                                                         -----------   -----------
  Total other assets...................................     443,468       433,801
                                                         -----------   -----------
         Total assets.................................. $   622,916   $   614,530
                                                         ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt...................... $     5,109   $    12,633
Accounts payable.......................................      11,930        13,317
Accrued income tax.....................................      10,095             3
Accrued liabilities....................................      29,873        32,506
Deferred revenue.......................................       3,115         4,920
                                                         -----------   -----------
         Total current liabilities.....................      60,122        63,379
                                                         -----------   -----------
Long-term debt, net of current portion.................     235,740       267,365
Deferred income taxes..................................      14,796         3,194
Other liabilities......................................       4,270         3,210
Redeemable preferred stock
  Series A convertible preferred stock (par value
    $.01 share, 75,000 shares authorized, 45,405
    outstanding in 2002 and 2001, liquidation
    preference of $49,419 in 2002 and $48,735 in 2001).      45,549        44,872
Common shareholders' equity
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 37,636,385 issued and outstanding
  in 2002, 37,079,900 issued and outstanding in 2001)..         376           370
Additional paid-in capital.............................     237,673       230,724
Accumulated other comprehensive loss...................      (2,498)       (3,996)
Retained earnings......................................      26,888         5,412
                                                         -----------   -----------
Total shareholders' equity.............................     262,439       232,510
                                                         -----------   -----------
  Total liabilities and shareholders' equity........... $   622,916   $   614,530
                                                         ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                        Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                     ------------------------  ------------------------
                                        2002         2001         2002         2001
                                     ----------- ------------  ----------- ------------
Revenues........................... $    99,269  $    88,549  $   196,333  $   174,384

Costs and expenses:
  Cost of revenues.................      59,042       53,348      117,217      105,119
  Selling, general and
    administrative expenses........      14,868       16,250       29,563       32,078
  Acquisition related costs........          22           89          175          327
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      73,932       69,687      146,955      137,524
                                     -----------  -----------  -----------  -----------
Income from operations.............      25,337       18,862       49,378       36,860
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................          98          139          261          180
  Interest expense.................      (5,991)      (9,016)     (11,800)     (18,456)
  Other expense....................        (350)        (554)      (1,021)        (726)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (6,243)      (9,431)     (12,560)     (19,002)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      19,094        9,431       36,818       17,858
Income tax expense.................       7,571        3,837       14,664        7,247
                                     -----------  -----------  -----------  -----------
Net income......................... $    11,523  $     5,594  $    22,154  $    10,611
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.30  $      0.16  $      0.57  $      0.30
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.26  $      0.13  $      0.49  $      0.26
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  37,523,591   30,811,364   37,371,309   30,646,594
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  45,146,640   41,704,248   44,959,087   41,459,408
                                     ===========  ===========  ===========  ===========

Proforma Results Excluding Goodwill Amortization:
Net Income                                       $     7,351               $    14,107
Earnings per share - Basic                       $      0.22               $      0.39
Earnings per share - Diluted                     $      0.18               $      0.34

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                              For the Six
                                                          Months Ended June 30,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
OPERATING ACTIVITIES:
Net income............................................. $   22,154  $   10,611
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Ineffective portion of cash flow hedges                   (381)         13
    Stock compensation expense.........................         --          82
    Tax benefit of disqualifying dispositions of stock.      1,168          --
    Loss on sale of fixed assets.......................        201          --
    Depreciation.......................................      6,194       5,424
    Amortization.......................................      1,016       6,899
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable................................      5,381       3,152
    Parts and supplies.................................      1,453        (783)
    Prepaid expenses and other assets..................      2,032      (1,870)
    Accounts payable...................................     (1,931)     (4,392)
    Accrued liabilities................................     13,956       3,877
    Deferred revenue...................................     (1,805)        292
                                                         ----------  ----------
Net cash provided by operating activities..............     49,438      23,305
                                                         ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired..................    (10,070)     (3,957)
  Short-term investments...............................       (358)        (38)
  Proceeds from sale of equipment......................         55          --
  Capital expenditures.................................     (7,413)     (6,619)
                                                         ----------  ----------
Net cash used in investing activities..................    (17,786)    (10,614)
                                                         ----------  ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable..............      1,181          --
  Repurchase of senior subordinated debt...............     (1,626)         --
  Repayment of long term debt..........................    (23,581)     (8,901)
  Net proceeds and repayments on line of credit........    (15,000)     (5,000)
  Principal payments on capital lease obligations......       (376)       (796)
  Proceeds from issuance of common stock...............      3,817       2,504
                                                         ----------  ----------
Net cash used in financing activities..................    (35,585)    (12,193)
                                                         ----------  ----------
Effect of exchange rate changes on cash................        106          --
Net increase (decrease) in cash and cash equivalents...     (3,827)        498
Cash and cash equivalents at beginning of period.......     12,737       2,666
                                                         ----------  ----------
Cash and cash equivalents at end of period............. $    8,910  $    3,164
                                                         ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions. $    2,298  $       --

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2001, as filed with our 2001 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002.

NOTE 2-ACQUISITIONS

During the quarter ended June 30, 2002, we completed the acquisition of one domestic medical waste management business with the purchase of the customer contracts and selected other assets of Bio-Waste Industries of Central Florida, Inc., which operated in Florida. And our Mexican subsidiary, Medam, S.A. de C.V., completed one acquisition with the purchase of a majority of the stock of Ecotermica de Oriente, S.A.de C.V. In addition we acquired certain profit sharing rights, put rights and other rights of three stockholders of 3CI Complete Compliance Corporation, under a settlement agreement that they entered into with 3CI in January 1996. Incidental to this acquisition, we purchased their shares of stock in 3CI, increasing our stock ownership to 6,037,218 shares or 65.6% of its common stock outstanding. The aggregate purchase price for these acquisitions was $5.4 million.

NOTE 3--STOCK OPTIONS

During the quarter ended June 30, 2002, options to purchase 59,552 shares of common stock were granted to outside directors. These options vest ratably over a one-year period and have an exercise price of $36.48 per share. In addition, options to purchase 5,050 shares of common stock were granted to employees during the quarter. These options vest ratably over a five-year period and have an exercise price of $27.37 per share.

NOTE 4-COMMON STOCK

At the close of business on May 31, 2002 we recorded a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2002 on each share of common stock outstanding on May 16, 2002. All share and earnings per share information in this 10Q is reported on a post-split basis.

During the quarter ended June 30, 2002, options to purchase 198,971 shares of common stock were exercised at prices ranging from $0.27-$27.37 per share. We also issued 2,028 shares of common stock in connection with certain acquisitions made in the quarter.

NOTE 5--INCOME TAXES

At June 30, 2002, we had net operating loss carry forwards for federal income tax purposes of approximately $11.3 million (excluding 3CI and Med-Tech) which expire beginning in 2006.

NOTE 6--DERIVATIVE INSTRUMENTS

We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next year, thus reducing the impact of interest rate changes on future interest expense. We have an interest rate swap agreement covering $100.0 million in principal at a 5.23% fixed interest rate expiring in January 2003 and an interest rate swap agreement covering $25 million in principal at a 5.19% fixed interest rate expiring in February 2003. Approximately 82% ($125 million) of our outstanding floating-rate debt was designated as the hedged items to interest rate swap agreements at June 30, 2002. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

We adopted SFAS 133 on January 1, 2001, which requires us to adjust instruments that are designated and qualify as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is recognized as a component of other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. During the three months ended June 30, 2002, we did not have any ineffective portions to record related to our hedging instruments.

Activity related to the accumulated loss on derivative instruments is as follows:

Balance at December 31, 2001	$(3,986)
Change associated with current period hedge transactions	1,842
Amount reclassified into interest expense	(381)
Balance at June 30, 2002	$(2,525)

NOTE 7-NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                  Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               ------------------------  ------------------------
                                                  2002         2001         2002         2001
                                               -----------  ----------- ------------  -----------
Numerator:
   Net Income................................ $    11,523  $     5,594  $    22,154  $    10,611
   Preferred stock dividends.................        (274)        (649)        (678)      (1,294)
                                               -----------  -----------  -----------  -----------
   Numerator for basic earnings
      per share.............................. $    11,249  $     4,945  $    21,476  $     9,317
   Effective of dilutive securities:
     Preferred stock dividends...............         274          649          678        1,294
                                               -----------  -----------  -----------  -----------
   Numerator for diluted earnings
    per share income available to
    common shareholders after
    assumed conversions...................... $    11,523  $     5,594  $    22,154  $    10,611
                                               ===========  ===========  ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  37,523,591   30,811,364   37,371,309   30,646,594
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,866,479    1,775,380    1,850,349    1,694,582
    Warrants.................................     119,214      150,770      121,848      187,742
    Convertible preferred stock..............   5,637,356    8,966,734    5,615,581    8,930,490
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................   7,623,049   10,892,884    7,587,778   10,812,814
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share adjusted weighted
  average shares and assumed
  conversions................................  45,146,640   41,704,248   44,959,087   41,459,408
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.30  $      0.16  $      0.57  $      0.30
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.26  $      0.13  $      0.49  $      0.26
                                               ===========  ===========  ===========  ===========

NOTE 8--COMPREHENSIVE INCOME

During the three months ended June 30, 2002, total comprehensive income amounted to $11.6 million as compared to $5.3 million during the comparable period in 2001. For the six months ended June 20, 2002, the comprehensive income amounted to $23.7 million as compared to $8.6 million during the six months ended June 30, 2001. The components of comprehensive income are net income, change in cumulative currency translation adjustments and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133.

NOTE 9 --ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests, or more frequently if circumstances indicate that it may be impaired. During the quarter ended June 30, 2002 we performed our first annual goodwill impairment evaluation and determined that none of the recorded goodwill was impaired. At the quarter ended June 30, 2002, we had $5.4 million in the goodwill balance related to two acquisitions recently completed in which the assignment of intangibles and goodwill has not yet been determined.

We have two reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2002, was as follows (in thousands):

                                       United   Foreign
                                       States   Countries  Total
                                     ---------  --------- ----------
Balance as of January 1, 2002        $ 405,926    $ 5,951  $ 411,877
Goodwill acquired during year            9,614        346      9,960
                                     ---------  --------- ----------
Balance as of June 30, 2002          $ 415,540    $ 6,297  $ 421,837

The proforma impact of eliminating goodwill amortization on the Condensed Consolidating Statements of Income is as follows:

Proforma results excluding goodwill amortization
(in thousands except earnings-per-share amounts)
                                                 Three months            Six months
                                             ended June 30, 2001    ended June 30, 2001
                                             -------------------    -------------------
Reported net income                             $   5,594              $   10,611
Add back: Goodwill amortization                     2,951                   5,883
Subtract: Tax effect of goodwill amortization      (1,194)                 (2,387)
                                               --------------          --------------
Adjusted net income                             $   7,351              $   14,107
                                               ==============          ==============
Basic earnings-per-share
Reported net income                             $    0.16              $     0.28
Add back: Goodwill amortization                      0.10                    0.19
Subtract: Tax effect of goodwill amortization       (0.04)                  (0.08)
                                               --------------          --------------
Adjusted net income                             $    0.22              $     0.39
                                               ==============          ==============
Diluted earnings-per-share
Reported net income                             $    0.13              $     0.26
Add back: Goodwill amortization                      0.08                    0.14
Subtract: Tax effect of goodwill amortization       (0.03)                  (0.06)
                                               --------------          --------------
Adjusted net income                             $    0.18              $     0.34
                                               ==============          ==============

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended June 30, 2002 we assigned values to the intangibles acquired from our acquisitions of Bio Environmental Services, Inc., Pyroval Inc. and A-Medco, Inc. We assigned $0.8 million to the customer relationships with an amortization period of 45 years.

As of June 30, 2002 the value of the amortizing intangible assets were as follows (in thousands):

                                       Gross
                                      Carrying   Accumulated
                                       Amount    Amortization
                                     ---------  -------------
Amortized intangible assets:
    Non-compete                      $   5,300   $   2,827
    Workforce                            2,870       2,551
    Customer relationships               3,594          75
    Other                                  223          73
                                     ---------   ---------
       Total                         $  11,987   $   5,526
                                     =========   =========

At June 30, 2002 we have indefinite lived intangible assets of $4.1 million that are environmental permits.

During the six months ended June 30, 2002 the aggregate amortization expense was $1.0 million. The estimated amortization expense, in thousands, for each of the next five years is as follows:

12 months ended June 30, 2003       $   1,469
12 months ended June 30, 2004           1,154
12 months ended June 30 2005              448
12 months ended June 30, 2006              94
12 months ended June 30, 2007              94

NOTE 10-DEBT AND PREFERRED STOCK

On June 28, 2002 we entered into an amendment of our senior secured credit facility increasing our revolving credit facility from $80.0 million to $105.0 million and modifying the loan covenants restricting our ability to make payments to purchase or redeem shares of our common stock or to redeem our 12- 3/8% senior subordinated notes.

On July 26, 2002 we entered into an amendment and waiver agreement with the holders of our Series A convertible preferred stock pursuant to which the parties agreed that the 3.375% payment in kind dividends payable on the shares of preferred stock ceased to accrue after May 31, 2002.

NOTE 11-LEGAL PROCEEDINGS

We operate in a highly regulated industry and from time to time receive regulatory inquires or become subject to governmental proceedings to enforce regulations relating to the handling and treatment of medical waste. We have had to pay fines and penalties and to undertake remedial work at our facilities, and we may be subject to similar proceedings in the future. We are also a party to various legal proceedings arising in the ordinary course of business. We believe that the resolution of these proceedings will be settled or resolved on terms acceptable to us, without having a material adverse affect on our operations or financial condition.

NOTE 12--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under the Company's senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., Waste Systems, Inc., and certain other subsidiaries which have insignificant assets and operations (collectively, "the guarantors"). Financial information concerning the guarantors as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents............ $    6,749  $       260  $      7,009  $     1,901  $        --  $      8,910
   Other current assets.................     74,537       24,912        99,449        9,982      (23,486)       85,945
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current assets....................     81,286       25,172       106,458       11,883      (23,486)       94,855
Property, plant and equipment,
   net..................................     73,922          309        74,231       10,362           --        84,593
Goodwill, net...........................    399,438       10,237       409,675       12,162           --       421,837
Investment in subsidiaries..............     53,208          547        53,755           --      (53,755)           --
Other assets............................     27,710        4,896        32,606           52      (11,027)       21,631
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total assets............................ $  635,564  $    41,161  $    676,725  $    34,459  $   (88,268) $    622,916
                                          ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt..................... $    4,923  $        --  $      4,923  $       186  $            $      5,109
   Other current liabilities............     73,158          411        73,569        4,930      (23,486)       55,013
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities...............     78,081          411        78,492        5,116      (23,486)       60,122
Long-term debt, net of current
   portion..............................    232,309           --       232,309       14,458      (11,027)      235,740
Other liabilities.......................     17,186           --        17,186        1,880           --        19,066
Convertible preferred stock.............     45,549           --        45,549           --           --        45,549
Common shareholders' equity.............    262,439       40,750       303,189       13,005      (53,755)      262,439
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................. $  635,564  $    41,161  $    676,725  $    34,459  $   (88,268) $    622,916
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
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2002
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   87,049  $     4,584  $     91,633  $     8,546  $      (910) $     99,269

Cost of revenues........................     51,298        2,726        54,024        5,928         (910)       59,042
Selling, general, and
   administrative expense...............     13,224          156        13,380        1,488           --        14,868
Acquisition related expenses............         22           --            22           --           --            22
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     64,544        2,882        67,426        7,416         (910)       73,932
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     22,505        1,702        24,207        1,130           --        25,337
Equity in net income (loss) of
   subsidiaries.........................      1,921          224         2,145           --       (2,145)           --
Other (expense) income, net.............     (6,006)         190        (5,816)        (427)          --        (6,243)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............     18,420        2,116        20,536          703       (2,145)       19,094
Income tax expense......................      6,897          675         7,572           (1)          --         7,571
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $   11,523  $     1,441  $     12,964  $       704  $    (2,145) $     11,523
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $   75,874  $     4,369  $     80,243  $     8,642  $      (336) $     88,549

Cost of revenues........................     44,677        2,685        47,362        6,322         (336)       53,348
Selling, general, and
   administrative expense...............     14,254          363        14,617        1,633           --        16,250
Acquisition related expenses............         89           --            89           --           --            89
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................     59,020        3,048        62,068        7,955         (336)       69,687
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     16,854        1,321        18,175          687           --        18,862
Equity in net income (loss) of
   subsidiaries.........................      1,054          244         1,298           --       (1,298)           --
Other (expense) income, net.............     (8,701)         140        (8,561)        (870)          --        (9,431)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............      9,207        1,705        10,912         (183)      (1,298)        9,431
Income tax expense (benefit)............      3,613          110         3,723          114           --         3,837
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $    5,594  $     1,595  $      7,189  $      (297) $    (1,298) $      5,594
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2002
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $  170,657  $     9,448  $    180,105  $    18,030  $    (1,802) $    196,333

Cost of revenues........................    100,809        5,797       106,606       12,436       (1,825)      117,217
Selling, general, and
   administrative expense...............     26,155          380        26,535        3,061          (33)       29,563
Acquisition related expenses............        175           --           175           --           --           175
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................    127,139        6,177       133,316       15,497       (1,858)      146,955
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     43,518        3,271        46,789        2,533           56        49,378
Equity in net income (loss) of
   subsidiaries.........................      4,097          583         4,680           --       (4,680)           --
Other (expense) income, net.............    (12,132)         262       (11,870)        (690)          --       (12,560)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............     35,483        4,116        39,599        1,843       (4,624)       36,818
Income tax expense......................     13,386        1,300        14,686          (22)          --        14,664
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $   22,097  $     2,816  $     24,913  $     1,865  $    (4,624) $     22,154
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
Revenues................................ $  148,660  $     8,690  $    157,350  $    17,699  $      (665) $    174,384

Cost of revenues........................     88,068        5,366        93,434       12,350         (665)      105,119
Selling, general, and
   administrative expense...............     28,360          653        29,013        3,065           --        32,078
Acquisition related expenses............        327           --           327           --           --           327
                                          ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses................    116,755        6,019       122,774       15,415         (665)      137,524
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income from operations..................     31,905        2,671        34,576        2,284           --        36,860
Equity in net income (loss) of
   subsidiaries.........................      3,689        1,073         4,762           --       (4,762)           --
Other (expense) income, net.............    (18,145)         314       (17,831)      (1,171)          --       (19,002)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes..............     17,449        4,058        21,507        1,113       (4,762)       17,858
Income tax expense (benefit)............      6,838          220         7,058          189           --         7,247
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net income.............................. $   10,611  $     3,838  $     14,449  $       924  $    (4,762) $     10,611
                                          ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities............... $   46,349  $     3,867  $     50,216  $      (778) $        --  $     49,438
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................     (6,977)         (78)       (7,055)        (358)          --        (7,413)
   Retirement of property and equipment.         54           --            54            1                         55
   Payments for acquisitions and
     international investments, net of
     cash acquired......................     (5,077)      (4,184)       (9,261)        (809)          --       (10,070)
   Short-term investments...............       (358)          --          (358)          --           --          (358)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities       (12,358)      (4,262)      (16,620)      (1,166)          --       (17,786)
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of bank line of credit    (15,000)          --       (15,000)          --           --       (15,000)
   Principal payments on capital lease
     obligations........................       (180)        (178)         (358)         (18)          --          (376)
   Repayment of long term debt..........    (23,172)          --       (23,172)        (409)          --       (23,581)
   Repayment of subordinated notes......     (1,626)          --        (1,626)          --           --        (1,626)
   Proceeds from issuance of notes payab         --           --            --        1,181           --         1,181
   Proceeds from issuance of common
     stock..............................      3,817           --         3,817           --           --         3,817
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities...    (36,161)        (178)      (36,339)         754           --       (35,585)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash.                      --            --          106                        106
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net decrease in cash and
   cash equivalents..................... $   (2,170) $      (573) $     (2,743) $    (1,084) $        --        (3,827)
                                          ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period............................                                                                        12,737
                                                                                                           ------------
Cash and cash equivalents at end of
   period...............................                                                                  $      8,910
                                                                                                           ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
UNAUDITED

                                                                     COMBINED
                                                                    STERICYCLE      NON-
                                          STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                             INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities............... $   21,525  $      (120) $     21,405  $     1,900  $        --  $     23,305
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................     (5,864)        (153)       (6,017)        (602)          --        (6,619)
   Payments for acquisitions and
     international investments, net of
     cash acquired......................     (3,957)          --        (3,957)          --           --        (3,957)
   Short-term investments...............        (38)          --           (38)          --           --           (38)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities        (9,859)        (153)      (10,012)        (602)          --       (10,614)
                                          ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease
     obligations........................       (796)          --          (796)          --           --          (796)
   Net repayments of bank line of credit     (5,000)          --        (5,000)          --           --        (5,000)
   Repayment of long term debt..........     (8,267)          --        (8,267)        (634)          --        (8,901)
   Proceeds from issuance of common
     stock..............................      2,504           --         2,504           --           --         2,504
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities...    (11,559)          --       (11,559)        (634)          --       (12,193)
                                          ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents..................... $      107  $      (273) $       (166) $       664  $        --           498
                                          ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period............................                                                                         2,666
                                                                                                           ------------
Cash and cash equivalents at end of
   period...............................                                                                  $      3,164
                                                                                                           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in March 1989. We provide regulated medical waste collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies and transport pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. We are also expanding into international markets through joint ventures and/or by licensing our proprietary technology and selling associated equipment.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The following summarizes (in thousands) the Company's operations:

                                            Three Months Ended June 30,
                                      -------------------------------------
                                              2002                2001
                                      ------------------  -----------------
                                         $         %         $         %
                                      --------  --------  --------  -------
Revenues............................ $ 99,269     100.0  $ 88,549    100.0
Cost of revenues....................   59,042      59.5    53,348     60.2
                                      --------  --------  --------  -------
Gross profit........................   40,227      40.5    35,201     39.8
Selling, general and
  administrative expenses...........   14,868      15.0    16,250     18.4
                                      --------  --------  --------  -------
Income from operations before
  acquisition related costs.........   25,359      25.5    18,951     21.4
Acquisition related costs...........       22       0.0        89      0.1
                                      --------  --------  --------  -------
Income from operations..............   25,337      25.5    18,862     21.3
Net income..........................   11,523      11.6     5,594      6.3
Depreciation and amortization.......    3,648       3.7     6,201      7.0
EBITDA*.............................   28,635      28.8    24,871     28.1
Earnings per share-diluted.......... $   0.26            $   0.13

Proforma results excluding goodwill amortization            2001
(in thousands except earnings-per-share amounts)           ------
Reported net income                                      $  5,594      6.3%
Add back: Goodwill amortization                             2,951      3.3%
Subtract: Tax effect of goodwill amortization              (1,194)    (1.3)%
                                                           -------    -----
Adjusted net income                                      $  7,351      8.3%
                                                           =======    =====
Basic earnings-per-share
Reported net income                                      $   0.16
Add back: Goodwill amortization                              0.10
Subtract: Tax effect of goodwill amortization               (0.04)
                                                           -------
Adjusted net income                                      $   0.22
                                                           =======
Diluted earnings-per-share
Reported net income                                      $   0.13
Add back: Goodwill amortization                              0.08
Subtract: Tax effect of goodwill amortization               (0.03)
                                                           -------
Adjusted net income                                      $   0.18
                                                           =======

(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.

Revenues. Revenues increased $10.7 million, or 12.1%, to $99.3 million during the three months ended June 30, 2002 from $88.5 million during the comparable period in 2001 as a result of our continued strategy of focusing on sales to higher-margin small account customers, and revenues from acquisitions completed in the previous quarter. International equipment revenues during the three months ended June 30, 2002 increased $0.1 million to $1.1 million from $1.0 million during the comparable period in 2001. During the three months ended June 30, 2002, acquisitions less than one year old contributed approximately $5.0 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased over 9% while revenues from large account customers increased by over 5%.

Cost of Revenues. Cost of revenues increased $5.7 million to $59.0 million during the three months ended June 30, 2002 from $53.3 million during the comparable period in 2001. The increase was primarily due to increased volume growth, acquisitions, higher insurance and employee benefit costs. The gross margin percentage increased to 40.5% during the three months ended June 30, 2002 from 39.8% during the same period in 2001 as benefits from productivity improvements and leveraging our infrastructure exceeded higher operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $14.9 million for the three months ended June 30, 2002 from $16.3 million for the comparable period in 2001. The decrease was largely the result of discontinued amortization of Goodwill after our adoption of FAS 142 on January 1, 2002, partially offset by higher spending on the Steri-SafeSM OSHA compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 15.0% during the three months ended June 30, 2002 from 18.4% during the comparable period in 2001. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.5% during the three months ended June 30, 2002 from 14.4% during the comparable period in 2001.

Acquisition related costs. During the three months ended June 30, 2002, we incurred acquisition-related costs of $22,000 related to the integration of acquisitions as compared to $89,000 during the same period in 2001.

Income from Operations. Income from operations increased to $25.3 million for the three months ended June 30, 2002 from $18.9 million for the comparable period in 2001. The increase was due to higher gross profit and margins and lower goodwill amortization expenses, as a result of the adoption of FAS 142, partially offset by higher costs of revenues and selling, general and administrative expenses during the three months. Income from operations as a percentage of revenue increased to 25.5% during the three months ended June 30, 2002 from 21.3% during the same period in 2001 as a result of productivity improvements and lower goodwill amortization expense.

EBITDA. EBITDA increased by 15.1% to $28.6 million or 28.8% of revenue for the three months ended June 30, 2002, as compared to $24.9 million or 28.1% of revenue for the comparable period in 2001. The increase in EBITDA is primarily due to the factors described above.

Net Interest Expense. Net interest expense decreased to $5.9 million during the three months ended June 30, 2002 from $8.9 million during the comparable period in 2001 primarily due to decreased interest rates and debt prepayments. During the quarter, we incurred a one-time $0.3 million interest expense related to the repurchase of $1.6 million of our 12 3/8% bonds and an additional $0.2 million one-time interest expense related to increasing the available balance on our revolver from $80.0 million to $105.0 million and amending the credit agreement.

Other Expense. Other expense decreased to $0.4 million during the three months ended June 30, 2002 from $0.6 million during the comparable period in 2001 primarily due to a one-time state and local tax accrual in 2001 of $0.4 million partially offset by higher minority interest expense during the comparable period in 2002.

Net Income. Net Income increased to $11.5 million for the three months ended June 30, 2002 from $5.6 million for the comparable period in 2001. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The following summarizes (in thousands) the Company's operations:

                                             Six Months Ended June 30,
                                      -------------------------------------
                                              2002                2001
                                      ------------------  -----------------
                                         $         %         $         %
                                      --------  --------  --------  -------
Revenues............................ $196,333     100.0  $174,384    100.0
Cost of revenues....................  117,217      59.7   105,119     60.3
                                      --------  --------  --------  -------
Gross profit........................   79,116      40.3    69,265     39.7
Selling, general and
  administrative expenses...........   29,563      15.1    32,078     18.4
                                      --------  --------  --------  -------
Income from operations before
  acquisition related costs.........   49,553      25.2    37,187     21.3
Acquisition related costs...........      175       0.1       327      0.2
                                      --------  --------  --------  -------
Income from operations..............   49,378      25.2    36,860     21.1
Net income..........................   22,154      11.3    10,611      6.1
Depreciation and amortization.......    7,210       3.7    12,323      7.1
EBITDA*.............................   55,567      28.3    48,819     28.0
Earnings per share-Diluted..........     0.49                0.26

Proforma results excluding goodwill amortization            2001
(in thousands except earnings-per-share amounts)           ------
Reported net income                                      $ 10,611      6.1%
Add back: Goodwill amortization                             5,883      3.4%
Subtract: Tax effect of goodwill amortization              (2,387)    (1.4)%
                                                          --------    -----
Adjusted net income                                      $ 14,107      8.1%
                                                          ========    =====
Basic earnings-per-share
Reported net income                                      $   0.28
Add back: Goodwill amortization                              0.19
Subtract: Tax effect of goodwill amortization               (0.08)
                                                           -------
Adjusted net income                                      $   0.39
                                                           =======
Diluted earnings-per-share
Reported net income                                      $   0.26
Add back: Goodwill amortization                              0.14
Subtract: Tax effect of goodwill amortization               (0.06)
                                                           -------
Adjusted net income                                      $   0.34
                                                           =======

(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.

Revenues. Revenues increased $21.9 million, or 12.6%, to $196.3 million during the six months ended June 30, 2002 from $174.4 million during the comparable period in 2001 as a result of our continued strategy of focusing on sales to higher-margin small account customers, slightly higher revenues from international equipment sales, and revenues from acquisitions completed during the six months. International equipment revenues during the six months ended June 30, 2002 increased $0.7 million to $3.8 million from $3.1 million during the comparable period in 2001. During the six months ended June 30, 2002, acquisitions less than one year old contributed approximately $10 million to the increase in revenues as compared to the prior year. For the six months, our base internal revenue growth for small account customers increased over 9% while revenues from large account customers increased by over 5%.

Cost of Revenues. Cost of revenues increased $12.1 million to $117.2 million during the six months ended June 30, 2002 from $105.1 million during the comparable period in 2001. The increase was primarily due to increased volume growth, acquisitions, higher insurance and employee benefit costs. The gross margin percentage increased to 40.3% during the six months ended June 30, 2002 from 39.7% during the same period in 2001 as a benefits from productivity improvements and leveraging our infrastructure, exceeded higher operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $29.6 million for the six months ended June 30, 2002 from $32.1 million for the comparable period in 2001. The decrease was largely the result of discontinued amortization of Goodwill after our adoption of FAS 142 on January 1, 2002, partially offset by higher spending on the Steri-SafeSM OSHA compliance program and other strategic investments. Selling, general and administrative expenses as a percent of revenues decreased to 15.1% during the six months ended June 30, 2002 from 18.4% during the comparable period in 2001. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.5% during the six months ended June 30, 2002 from 14.4% during the comparable period in 2001.

Acquisition related costs. During the six months ended June 30, 2002, we incurred acquisition-related costs of $0.2 million related to the integration of acquisitions as compared to $0.3 million during the same period in 2001.

Income from Operations. Income from operations increased to $49.4 million for the six months ended June 30, 2002 from $36.9 million for the comparable period in 2001. The increase was due to higher revenues and lower goodwill amortization expenses, as a result of the adoption of FAS 142, offset by higher costs of revenues and selling, general and administrative expenses during the six months. Income from operations as a percentage of revenue increased to 25.2% during the six months ended June 30, 2002 from 21.1% during the same period in 2001 as a result of productivity improvements and lower goodwill amortization expense.

EBITDA. EBITDA increased by 13.8% to $55.6 million or 28.3% of revenue for the six months ended June 30, 2002, as compared to $48.8 million or 28.0% of revenue for the comparable period in 2001. The increase in EBITDA is primarily due to the factors described above.

Net Interest Expense. Net interest expense decreased to $11.5 million during the six months ended June 30, 2002 from $18.3 million during the comparable period in 2001 primarily due to decreased interest rates and debt repayments.. During the six months, we incurred a one-time $0.3 million interest expense related to the repurchase of $1.6 million of our 12 3/8% bonds, and an additional $0.2 million one-time interest expense related to increasing the available balance on our revolver from $80.0 million to $105.0 million. During the six months, per FAS 133, we recognized a net gain of $0.4 million related to the ineffective portion of our hedging instruments.

Other Expense. Other expense increased to $1.0 million during the six months ended June 30, 2002 from $0.7 million during the comparable period in 2001 primarily due to increased minority interest expense related to our foreign subsidiaries.

Net Income. Net Income increased to $22.2 million for the six months ended June 30, 2002 from $10.6 million for the comparable period in 2001. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, our working capital was $34.7 million compared to working capital of $34.6 million at December 31, 2001. The increase in working capital is primarily due to lower current liabilities balances and lower accounts receivable and prepaid asset balances partially offset by higher other asset balances. On June 30, 2002 we had available a $105.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our other assets. On June 28, 2002 we completed an amendment to our senior loan agreement that increased the amount available on the revolving line of credit from $80.0 million to $105.0 million. The amendment also gave us more flexibility relative to repaying higher cost term loans, and to purchasing or redeeming our stock and senior subordinated notes. At June 30, 2002 we had no borrowings under this line.

Net cash provided by operating activities was $49.4 million during the six months ended June 30, 2002 compared to $23.3 million for the comparable period in 2001. This increase primarily reflects higher net income and accrued liability balances, lower accounts receivable, prepaid expenses, other assets, and parts and supply balances in 2002 versus 2001, offset by lower accounts payable and deferred revenue balances.

Net cash used in investing activities for the six months ended June 30, 2002 was $17.8 million compared to $10.6 million for the comparable period in 2001. This increase is primarily attributable to the increase in investments in acquisitions. Capital expenditures were $7.4 million for the six months ended June 30, 2002 or 3.8% of revenues, compared to $6.6 million for the same period in 2001. This rate of capital spending is less than the 4-5% of revenues that we anticipated spending during 2002. After the upgrades in 2002 are completed we plan to have less than 15% of our treatment capacity in incineration and more than 85% in non-incineration technologies such as autoclave and ETD. Cash investments in acquisitions and international joint ventures for the six months ended June 30, 2002 were $10.0 million versus $4.0 million in the comparable period in 2001.

Net cash used in financing activities was $35.6 million during the six months ended June 30, 2002 compared to $12.2 million for the comparable period in 2001. During the first six months of 2002 we made repayments of $40.6 million in debt and capital leases which consisted of approximately $6.5 million in scheduled repayments and $34.1 million in prepayments.

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of Mark C. Miller, President and Chief Executive Officer

99.2 Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

(b) Reports on Form 8-K

We filed a form 8-K on August 5, 2002 relating to an amendment of our senior secured credit agreement and to the termination of dividend accruals on our preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2002

STERICYCLE, INC.
(Registrant)
By:	/s/ FRANK J.M. TEN BRINK
Frank J.M. ten Brink
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)