Form 10-Q
period 2002-09-30
STERICYCLE INC
filed 2002-11-08
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of November 7, 2002 there were 37,769,319 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            September 30,  December 31,
                                                                 2002          2001
                                                            ------------   -----------
                                                             (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents.................................. $     5,911        12,737
Short-term investments.....................................         327           280
Accounts receivable, less allowance for doubtful
  accounts of $3,386 in 2002 and $3,106 in 2001............      63,274        65,300
Parts and supplies.........................................       4,268         6,044
Prepaid expenses...........................................       2,634         2,457
Other......................................................       9,974        11,175
                                                             -----------   -----------
         Total current assets..............................      86,388        97,993
                                                             -----------   -----------
Property, plant and equipment:
Land.......................................................       7,622         7,596
Buildings and improvements.................................      28,826        28,075
Machinery and equipment....................................      76,055        65,409
Office equipment and furniture.............................      10,926        10,458
Construction in progress...................................       4,287         5,193
                                                             -----------   -----------
                                                                127,716       116,731
Less accumulated depreciation..............................     (42,567)      (33,995)
                                                             -----------   -----------
  Property, plant and equipment, net.......................      85,149        82,736
                                                             -----------   -----------
Other assets:
Goodwill, less accumulated amortization of $32,374
  in 2002 and 2001.........................................     421,479       411,877
Intangible assets, less accumulated amortization of
  $6,066 in 2002 and $4,510 in 2001........................      11,394        10,775
Other......................................................      10,991        11,149
                                                             -----------   -----------
  Total other assets.......................................     443,864       433,801
                                                             -----------   -----------
         Total assets...................................... $   615,401   $   614,530
                                                             ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt.......................... $     1,338   $    12,633
Accounts payable...........................................      10,136        13,317
Accrued liabilities........................................      39,629        32,509
Deferred revenue...........................................       3,369         4,920
                                                             -----------   -----------
         Total current liabilities.........................      54,472        63,379
                                                             -----------   -----------
Long-term debt, net of current portion.....................     217,539       267,365
Deferred income taxes......................................      17,755         3,194
Other liabilities..........................................       4,042         3,210
Redeemable preferred stock
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 45,405 outstanding in 2002
    and 2001, liquidation preference of $49,419 in 2002
    and $48,735 in 2001)...................................      45,549        44,872
Common shareholders' equity
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 37,748,328 issued and outstanding in
  in 2002, 37,079,900 issued and outstanding in 2001)......         378           370
Additional paid-in capital.................................     239,416       230,724
Treasury stock.............................................      (1,435)           --
Accumulated other comprehensive loss.......................      (1,339)       (3,996)
Retained earnings..........................................      39,024         5,412
                                                             -----------   -----------
Total shareholders' equity.................................     276,044       232,510
                                                             -----------   -----------
  Total liabilities and shareholders' equity............... $   615,401   $   614,530
                                                             ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                        Three Months Ended        Nine Months Ended
                                            September 30,           September 30,
                                     ------------------------  ------------------------
                                        2002         2001         2002         2001
                                     ----------- ------------  ----------- ------------
Revenues........................... $   101,979  $    91,261  $   298,312  $   265,645

Costs and expenses:
  Cost of revenues.................      59,932       54,794      177,149      159,913
  Selling, general and
    administrative expenses........      15,394       16,717       44,957       48,795
  Acquisition related costs........          48           20          223          347
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      75,374       71,531      222,329      209,055
                                     -----------  -----------  -----------  -----------
Income from operations.............      26,605       19,730       75,983       56,590
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................         113           85          374          265
  Interest expense.................      (6,602)      (8,942)     (18,402)     (27,398)
  Other expense....................        (257)        (313)      (1,278)      (1,039)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (6,746)      (9,170)     (19,306)     (28,172)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      19,859       10,560       56,677       28,418
Income tax expense.................       7,723        4,225       22,387       11,472
                                     -----------  -----------  -----------  -----------
Net income......................... $    12,136  $     6,335  $    34,290  $    16,946
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.32  $      0.18  $      0.90  $      0.49
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.27  $      0.15  $      0.76  $      0.41
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  37,693,175   31,319,824   37,479,776   30,873,520
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  45,124,354   42,196,372   45,015,659   41,751,164
                                     ===========  ===========  ===========  ===========

Proforma Results Excluding Goodwill Amortization:
Net Income                                       $     8,105               $    22,127
Earnings per share - Basic                       $      0.24               $      0.66
Earnings per share - Diluted                     $      0.19               $      0.53

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                   For the Nine
                                                               Months Ended September
                                                              ----------------------
                                                                 2002        2001
                                                              ----------  ----------
OPERATING ACTIVITIES:
Net income.................................................. $   34,290  $   16,946
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Ineffective portion of cash flow hedges.................       (381)         46
    Stock compensation expense..............................         --         106
    Deferred tax expense....................................     13,545          --
    Tax benefit of disqualifying dispositions of stock options    1,168          --
    Loss on sale of fixed assets............................        341          --
    Depreciation............................................      9,555       8,379
    Amortization............................................      1,556      10,358
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.....................................      3,404       3,353
    Parts and supplies......................................      1,795        (604)
    Prepaid expenses and other assets.......................      1,346      (2,752)
    Accounts payable........................................     (3,725)     (2,443)
    Accrued liabilities.....................................     11,554      11,483
    Deferred revenue........................................     (1,551)      2,139
                                                              ----------  ----------
Net cash provided by operating activities...................     72,897      47,011
                                                              ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired.......................    (10,884)    (13,115)
  Short-term investments....................................        (47)        (52)
  Proceeds from sale of equipment...........................         98         979
  Capital expenditures......................................    (11,363)    (12,330)
                                                              ----------  ----------
Net cash used in investing activities.......................    (22,196)    (24,518)
                                                              ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds (repayments) from issuance of notes payable..        882          --
  Net proceeds from (repayments)on revolver.................     16,000      (5,000)
  Repurchase of senior subordinated debt....................    (10,537)         --
  Repayment of long term debt...............................    (67,100)     (9,118)
  Purchase of treasury stock................................     (1,435)         --
  Principal payments on capital lease obligations...........       (619)     (1,230)
  Proceeds from issuance of common stock....................      5,176       2,993
                                                              ----------  ----------
Net cash used in financing activities.......................    (57,633)    (12,355)
                                                              ----------  ----------
Effect of exchange rate changes on cash.....................        106          --
Net increase (decrease) in cash and cash equivalents........     (6,826)     10,138
Cash and cash equivalents at beginning of period............     12,737       2,666
                                                              ----------  ----------
Cash and cash equivalents at end of period.................. $    5,911  $   12,804
                                                              ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions       $    2,298  $    6,250
Net issuances of notes payable for certain acquisitions      $      180  $       --

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2001, as filed with our 2001 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002.

NOTE 2-ACQUISITIONS

During the quarter ended September 30, 2002, we completed one acquisition. In July 2002, we purchased the customer contracts and selected other assets of Sanitec of Kentucky LLC, which operated in Kentucky. The purchase price of $0.5 million was paid in cash.

NOTE 3--STOCK OPTIONS

During the quarter ended September 30, 2002, options to purchase 9,683 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $30.70- $34.01 per share.

NOTE 4-COMMON STOCK.

During the quarter ended September 30, 2002, options to purchase 104,472 shares of common stock were exercised at prices ranging from $4.00-$27.37 per share. We also issued 7,471 shares of common stock during the quarter in connection with purchases under our employee stock purchase plan. In addition we repurchased 50,000 shares of our common stock in the open market under our previously announced share repurchase program at an average price of $28.64 per share.

NOTE 5-INCOME TAXES

At September 30, 2002, we had net operating loss carry forwards for federal income tax purposes of approximately $5.8 million (excluding 3CI Complete Compliance Corporation and Med-Tech Environmental, Ltd.) which expire beginning in 2006.

NOTE 6--DERIVATIVE INSTRUMENTS

We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next year, thus reducing the impact of interest rate changes on future interest expense. We have an interest rate swap agreement covering $100.0 million in principal at a 5.23% fixed interest rate expiring in January 2003 and an interest rate swap agreement covering $25 million in principal at a 5.19% fixed interest rate expiring in February 2003. The $125 million designated as the hedged items to these two interest rate swap agreements represented approximately 89% of our outstanding floating-rate debt at September 30, 2002. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

Pursuant to Statement of Financial Accounting Standards 133, we are required to adjust to fair value instruments that are designated and qualify as cash flow hedges. Accordingly, we have recorded a liability representing the fair value of the interest rate swap agreements at September 30, 2002. To the extent the interest rate swap agreements are effective (as defined in SFAS 133) in hedging the future cash flows relating to the designated debt the change in fair value is included as a component of other comprehensive income on the balance sheet. Any ineffective portion is recognized in current earnings during the period of change. During the three months ended September 30, 2002, we did not have any ineffective portions to record related to our hedging instruments.

Activity related to the accumulated loss on derivative instruments is as follows:

Balance at December 31, 2001                            $  (3,986)
Change in other comprehensive income associated with
    year-to-date period hedge transactions                  3,028
Amount reclassified into interest expense                    (381)
                                                        ----------
Balance at September 30, 2002                           $  (1,339)
                                                        ==========

NOTE 7-NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                  Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                               ------------------------  ------------------------
                                                  2002         2001         2002         2001
                                               -----------  ----------- ------------  -----------
Numerator:
   Net Income................................ $    12,136  $     6,335  $    34,290  $    16,946
   Preferred stock dividends.................           0         (657)        (678)      (1,951)
                                               -----------  -----------  -----------  -----------
   Numerator for basic earnings
      per share.............................. $    12,136  $     5,678  $    33,612  $    14,995
   Effective of dilutive securities:
     Preferred stock dividends...............           0          657          678        1,951
                                               -----------  -----------  -----------  -----------
   Numerator for diluted earnings
    per share-income available to
    common shareholders after
    assumed conversions...................... $    12,136  $     6,335  $    34,290  $    16,946
                                               ===========  ===========  ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  37,693,175   31,319,824   37,479,776   30,873,520
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,667,401    1,692,530    1,789,579    1,696,194
    Warrants.................................     116,110      142,692      119,910      213,436
    Convertible preferred stock..............   5,647,668    9,041,326    5,626,394    8,968,014
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................   7,431,179   10,876,548    7,535,883   10,877,644
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  45,124,354   42,196,372   45,015,659   41,751,164
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.32  $      0.18  $      0.90  $      0.49
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.27  $      0.15  $      0.76  $      0.41
                                               ===========  ===========  ===========  ===========

NOTE 8--COMPREHENSIVE INCOME

The components of total comprehensive income are net income, change in cumulative currency translation adjustments and the change in cumulative unrealized losses on derivative instruments recorded in income for the current and prior year quarter and year-to-date periods.

                                                    Changes in Balance Sheet
                                                    ------------------------      Total
                                          Net       Currency      Derivative   Comprehensive
                                         Income    Translation   Instruments      Income
                                         ------    -----------   -----------      ------
Three months ended September 30, 2001   $ 6,335      $  32         $(3,086)       $ 3,281
Three months ended September 30, 2002    12,136        (27)          1,185         13,294
Nine months ended September 30, 2001     16,946        (22)         (5,113)        11,811
Nine months ended September 30, 2002     34,290         10           2,647         36,947

NOTE 9 --ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized and is subject to annual impairment tests, or to more frequent testing if circumstances indicate that goodwill may be impaired. During the quarter ended June 30, 2002 we performed our first annual goodwill impairment evaluation and determined that none of the recorded goodwill as of January 1, 2002 was impaired. At September 30, 2002, we had $0.5 million in the goodwill balance related to one acquisition that we recently completed in which the assignment of intangibles and goodwill had not yet been determined.

We have two reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the six months ended September 30, 2002, was as follows (in thousands):

                                      United     Foreign
                                      States    Countries    Total
                                    ---------   ---------   ----------
Balance as of January 1, 2002       $ 405,926    $ 5,951    $ 411,877
Goodwill acquired during year           9,368        234        9,602
                                    ---------   ---------   ----------
Balance as of September 30, 2002    $ 415,294    $ 6,185    $ 421,479
                                    =========   =========   ==========

The proforma impact of eliminating goodwill amortization on the Condensed Consolidating Statements of Income is as follows:

Proforma results excluding goodwill amortization
(in thousands except earnings-per-share amount)
                                              Three months               Nine months
                                        ended September 30, 2002   ended September 30, 2002
                                        ------------------------   ------------------------
Reported net income                           $   6,335                  $  16,946
Add back: Goodwill amortization                   2,951                      8,688
Subtract: Tax effect of goodwill amortization    (1,181)                    (3,507)
                                             ------------               ------------
Adjusted net income                           $   8,105                  $  22,127
                                             ============               ============

Basic earnings-per-share
Reported net income                           $    0.18                  $    0.49
Add back: Goodwill amortization                    0.09                       0.28
Subtract: Tax effect of goodwill amortization     (0.03)                     (0.11)
                                             ------------               ------------
Adjusted net income                           $    0.24                  $    0.66
                                             ============               ============

Diluted earnings-per-share
Reported net income                           $    0.15                  $    0.41
Add back: Goodwill amortization                    0.07                       0.21
Subtract: Tax effect of goodwill amortization     (0.03)                     (0.09)
                                             ------------               ------------
Adjusted net income                           $    0.19                  $    0.53
                                             ============               ============

According to FAS 142, the other intangible assets will continue to be amortized over their useful lives. During the quarter ended September 30, 2002 we assigned values to the intangibles acquired in connection with our acquisitions during the quarter ended June 30, 2002 of Bio-Waste Industries of Central Florida, Inc. and Ecotermica de Oriente, S.A. de C.V. We assigned $1.15 million to customer relationships with an amortization period of 40 years, similar to that of our other customer relationship intangibles.

As of September 30, 2002 the value of amortizing intangible assets were as follows (in thousands):

                                      Gross
                                     Carrying   Accumulated
                                      Amount    Amortization
                                    ---------   -------------
Amortized intangible assets:
    Non-compete                     $   5,300    $   3,092
    Workforce                           2,870        2,790
    Customer relationships              4,963          108
    Other                                 227           76
                                    ---------   -------------
       Total                        $  13,360    $   6,066
                                    =========   =============

At September 30, 2002 we have indefinite lived intangible assets of $4.1 million that are environmental permits.

During the nine months ended September 30, 2002 the aggregate amortization expense was $1.6 million. The estimated amortization expense, in thousands, for each of the next five years is as follows:

3 Months ended December 31, 2002    $     377

Year ended December 31,
             2003                   $   1,191
             2004                       1,014
             2005                         131
             2006                         131
             2007                         131

NOTE 10-PREFERRED STOCK

On July 26, 2002 we entered into an amendment and waiver agreement with the holders of our Series A convertible preferred stock pursuant to which the parties agreed, among other things, that the 3.375% payment in kind dividends payable on the shares of preferred stock ceased to accrue after May 31, 2002.

NOTE 11-LEGAL PROCEEDINGS

We operate in a highly regulated industry and from time to time receive regulatory inquires or become subject to governmental proceedings to enforce regulations relating to the handling and treatment of medical waste. We have had to pay fines and penalties and to undertake remedial work at our facilities, and we may be subject to similar proceedings in the future. We are also a party from time to time to various legal proceedings arising in the ordinary course of business. We believe that the resolution of any pending proceedings will be settled or resolved on terms acceptable to us, without having a material adverse affect on our operations or financial condition.

In August 2002, we announced that we had reached an agreement in principle to settle an antitrust investigation by the Arizona Attorney General's office relating to our December 1997 sale and purchase of medical waste assets in Utah and Arizona with Browning-Ferris Industries, Inc. ("BFI") and our alleged subsequent failure to provide treatment services to certain third-party haulers of medical waste at our treatment facilities in Arizona and Utah. We also announced that we were currently in settlement discussions with the Utah Attorney General's office in connection with an antitrust investigation relating to the same issues. These latter settlement discussions are continuing.

In September 2002, we entered into a consent decree implementing the terms of settlement with the Arizona Attorney General's office that we previously announced. Under the consent decree, we are required to pay a total of $320,000 in civil penalties and attorneys' fees in quarterly installments over a three- year period, with an initial payment of $75,000. We are also required to provide up to 50,000 pounds per month of incineration treatment services to third-party haulers at our Chandler, Arizona treatment facility for a five-year period at commercially competitive prices. In addition, we are required, for a two-year period to rebate 25% of the amounts billed and collected from the two third- party haulers whose complaints prompted the initial investigation. The consent decree expressly states that we do not admit to the truth of any of the substantive allegations in the underlying complaint by the Arizona Attorney General's office.

We and certain of our officers and directors are parties to a lawsuit filed in July 2002 by a shareholder of our majority-owned subsidiary, 3CI Complete Compliance Corporation ("3CI"). The lawsuit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other things, that we and 3CI's directors (who, in all but one case, are also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI's minority shareholders. The lawsuit is still at a very early stage. We believe that the plaintiff's claims are without merit.

NOTE 12-SUBSEQUENT EVENTS

In October 2002, we entered into an agreement and plan of merger of Scherer Healthcare, Inc., pursuant to which, upon completion of the merger, Scherer will become a wholly-owned subsidiary of ours. The total merger consideration payable by us will be $41.5 million in cash. In addition, we will pay a total of $1.2 million under a five-year noncompetition agreement and three-year consulting agreement with Scherer's chairman of the board, president and chief executive officer. The merger is subject to the approval of Scherer's common stockholders, customary closing conditions and regulatory reviews, including approval of the merger by the New York City Business Integrity Commission.

In October 2002, we entered into and closed an agreement and plan of merger with Medical Waste Corp. of America ("MWC"), whose wholly-owned subsidiary, Bridgeview, Inc., operates a permitted treatment facility in Morgantown, PA and a medical waste management business in Pennsylvania and New Jersey. Pursuant to the merger, MWC became a wholly-owned subsidiary of ours. The total merger consideration paid by us was $15.5 million.

NOTE 13--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under the Company's senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned domestic subsidiaries, which include Environmental Control Company, Inc., Waste Systems, Inc., and certain other subsidiaries which have insignificant assets and operations (collectively, "the guarantors"). Financial information concerning the guarantors as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $    3,518  $       782  $      4,300  $     1,611  $        --  $      5,911
   Other current assets...................     73,173       26,983       100,156        9,964      (29,643)       80,477
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     76,691       27,765       104,456       11,575      (29,643)       86,388
Property, plant and equipment,
   net....................................     74,344          275        74,619       10,530           --        85,149
Goodwill, net.............................    399,418       10,256       409,674       11,805           --       421,479
Investment in subsidiaries................     55,017          862        55,879           --      (55,879)           --
Other assets..............................     25,217        3,981        29,198          708       (7,521)       22,385
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  630,687  $    43,139  $    673,826  $    34,618  $   (93,043) $    615,401
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $    1,236  $        --  $      1,236  $       102  $            $      1,338
   Other current liabilities..............     74,013          389        74,402        8,375      (29,643)       53,134
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     75,249          389        75,638        8,477      (29,643)       54,472
Long-term debt, net of current
   portion................................    214,559           --       214,559       10,501       (7,521)      217,539
Other liabilities.........................     19,286           --        19,286        2,511           --        21,797
Convertible preferred stock...............     45,549           --        45,549           --           --        45,549
Common shareholders' equity...............    276,044       42,750       318,794       13,129      (55,879)      276,044
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  630,687  $    43,139  $    673,826  $    34,618  $   (93,043) $    615,401
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
AUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $    8,919  $       833  $      9,752  $     2,985  $        --  $     12,737
   Other current assets...................     73,742       19,585        93,327        8,304      (16,375)       85,256
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     82,661       20,418       103,079       11,289      (16,375)       97,993
Property, plant and equipment,
   net....................................     70,208        1,764        71,972       10,764           --        82,736
Goodwill, net.............................    380,526       19,252       399,778       12,099           --       411,877
Investment in subsidiaries................     60,004        1,437        61,441           --      (61,441)           --
Other assets..............................     27,334        5,589        32,923          118      (11,117)       21,924
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  620,733  $    48,460  $    669,193  $    34,270  $   (88,933) $    614,530
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $   12,143  $        --  $     12,143  $       490  $        --  $     12,633
   Other current liabilities..............     60,972          817        61,789        5,332      (16,375)       50,746
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     73,115          817        73,932        5,822      (16,375)       63,379
Long-term debt, net of current
   portion................................    265,185          118       265,303       13,179      (11,117)      267,365
Other liabilities.........................      5,051           --         5,051        1,353           --         6,404
Convertible preferred stock...............     44,872           --        44,872           --           --        44,872
Common shareholders' equity...............    232,510       47,525       280,035       13,916      (61,441)      232,510
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  620,733  $    48,460  $    669,193  $    34,270  $   (88,933) $    614,530
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   89,454  $     4,274  $     93,728  $     9,290  $    (1,039) $    101,979

Cost of revenues..........................     51,885        2,635        54,520        6,430       (1,018)       59,932
Selling, general, and
   administrative expense.................     13,387          172        13,559        1,856          (21)       15,394
Acquisition related expenses..............         48           --            48           --           --            48
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     65,320        2,807        68,127        8,286       (1,039)       75,374
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     24,134        1,467        25,601        1,004           --        26,605
Equity in net income (loss) of
   subsidiaries...........................      1,347          544         1,891           --       (1,891)           --
Other (expense) income, net...............     (6,571)          57        (6,514)        (232)          --        (6,746)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     18,910        2,068        20,978          772       (1,891)       19,859
Income tax expense........................      6,774          564         7,338          385           --         7,723
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   12,136  $     1,504  $     13,640  $       387  $    (1,891) $     12,136
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   77,505  $     6,200  $     83,705  $     8,212  $      (656) $     91,261

Cost of revenues..........................     45,386        3,797        49,183        6,267         (656)       54,794
Selling, general, and
   administrative expense.................     14,773          526        15,299        1,418           --        16,717
Acquisition related expenses..............         20           --            20           --           --            20
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     60,179        4,323        64,502        7,685         (656)       71,531
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     17,326        1,877        19,203          527           --        19,730
Equity in net income (loss) of
   subsidiaries...........................      1,599          (73)        1,526           --       (1,526)           --
Other (expense) income, net...............     (9,227)          83        (9,144)         (26)          --        (9,170)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................      9,698        1,887        11,585          501       (1,526)       10,560
Income tax expense (benefit)..............      3,363          748         4,111          114           --         4,225
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $    6,335  $     1,139  $      7,474  $       387  $    (1,526) $      6,335
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  260,111  $    13,722  $    273,833  $    27,320  $    (2,841) $    298,312

Cost of revenues..........................    152,671        8,432       161,103       18,866       (2,820)      177,149
Selling, general, and
   administrative expense.................     39,509          552        40,061        4,917          (21)       44,957
Acquisition related expenses..............        223           --           223           --           --           223
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    192,403        8,984       201,387       23,783       (2,841)      222,329
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     67,708        4,738        72,446        3,537           --        75,983
Equity in net income (loss) of
   subsidiaries...........................      5,444        1,127         6,571           --       (6,571)           --
Other (expense) income, net...............    (18,702)         318       (18,384)        (922)          --       (19,306)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     54,450        6,183        60,633        2,615       (6,571)       56,677
Income tax expense........................     20,160        1,864        22,024          363           --        22,387
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   34,290  $     4,319  $     38,609  $     2,252  $    (6,571) $     34,290
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  226,165  $    14,890  $    241,055  $    25,911  $    (1,321) $    265,645

Cost of revenues..........................    133,454        9,163       142,617       18,617       (1,321)      159,913
Selling, general, and
   administrative expense.................     42,976        1,281        44,257        4,538           --        48,795
Acquisition related expenses..............        347           --           347           --           --           347
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    176,777       10,444       187,221       23,155       (1,321)      209,055
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     49,388        4,446        53,834        2,756           --        56,590
Equity in net income (loss) of
   subsidiaries...........................      5,137        1,000         6,137           --       (6,137)           --
Other (expense) income, net...............    (27,372)         397       (26,975)      (1,197)          --       (28,172)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     27,153        5,843        32,996        1,559       (6,137)       28,418
Income tax expense (benefit)..............     10,207          962        11,169          303           --        11,472
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   16,946  $     4,881  $     21,827  $     1,256  $    (6,137) $     16,946
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   67,501  $     4,493  $     71,994  $       903  $        --  $     72,897
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................     (9,577)         (78)       (9,655)      (1,708)          --       (11,363)
   Proceeds from sale of property
     and equipment........................         41           --            41           57                         98
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (5,645)      (4,288)       (9,933)        (951)          --       (10,884)
   Short-term investments.................        (47)          --           (47)          --           --           (47)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (15,228)      (4,366)      (19,594)      (2,602)          --       (22,196)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds on revolver...............     16,000           --        16,000           --           --        16,000
   Principal payments on capital lease
     obligations..........................       (417)        (178)         (595)         (24)          --          (619)
   Repayment of long term debt............    (66,162)          --       (66,162)        (938)          --       (67,100)
   Repurchase of senior subordinated debt.    (10,537)          --       (10,537)          --           --       (10,537)
   Net proceeds/(repayments) from issuance
     of notes payable.....................       (299)          --          (299)       1,181           --           882
   Purchase of treasury stock.............     (1,435)          --        (1,435)          --           --        (1,435)
   Proceeds from issuance of common                                                                                   --
     stock................................      5,176           --         5,176           --           --         5,176
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities.....    (57,674)        (178)      (57,852)         219           --       (57,633)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...                      --            --          106                        106
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net decrease in cash and
   cash equivalents....................... $   (5,401) $       (51) $     (5,452) $    (1,374) $        --        (6,826)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                        12,737
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      5,911
                                                                                                             ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   35,228  $     6,936  $     42,164  $     4,847  $        --  $     47,011
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................    (11,403)        (163)      (11,566)        (764)          --       (12,330)
   Proceeds from sale of property
     and equipment........................        780           --           780          199                        979
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (4,131)      (6,719)      (10,850)      (2,265)          --       (13,115)
   Short-term investments.................        (52)          --           (52)          --           --           (52)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (14,806)      (6,882)      (21,688)      (2,830)          --       (24,518)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease
     obligations..........................     (1,230)          --        (1,230)          --           --        (1,230)
   Net repayments on revolver.............     (5,000)          --        (5,000)          --           --        (5,000)
   Repayment of long term debt............     (8,114)          --        (8,114)      (1,004)          --        (9,118)
   Proceeds from issuance of common
     stock................................      2,993           --         2,993           --           --         2,993
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in financing activities.....    (11,351)          --       (11,351)      (1,004)          --       (12,355)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $    9,071  $        54  $      9,125  $     1,013  $        --        10,138
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         2,666
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $     12,804
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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The following summarizes (in thousands) the Company's operations:

                                                Three Months Ended September 30,
                                          -----------------------------------------
                                                  2002                  2001
                                          ------------------    -------------------
                                             $         %           $           %
                                          --------  --------    --------    -------
Revenues................................ $101,979     100.0   $  91,261      100.0
Cost of revenues........................   59,932      58.8      54,794       60.0
                                          --------  --------    --------    -------
Gross profit............................   42,047      41.2      36,467       40.0
Selling, general and
  administrative expenses...............   15,394      15.1      16,717       18.3
                                          --------  --------    --------    -------
Income from operations before
  acquisition related costs.............   26,653      26.1      19,750       21.6
Acquisition related costs...............       48       0.0          20        0.0
                                          --------  --------    --------    -------
Income from operations..................   26,605      26.1      19,730       21.6
Net income..............................   12,136      11.9       6,335        6.9
Depreciation and amortization...........    3,901       3.8       6,414        7.0
EBITDA (1)..............................   30,249      29.7      25,831       28.3
Earnings per share-diluted.............. $   0.27             $    0.15

Proforma results excluding goodwill amortization
(in thousands except earnings-per-share amounts)
                                                                 2001
                                                               ---------
Reported net income                                           $   6,335       6.9%
Add back: Goodwill amortization                                   2,951       3.2%
Subtract: Tax effect of goodwill amortization                    (1,181)     (1.3%)
                                                               ---------     ------
Adjusted net income                                           $   8,105       8.9%
                                                               =========     ======

Basic earnings-per-share
Reported net income                                           $    0.18
Add back: Goodwill amortization                                    0.09
Subtract: Tax effect of goodwill amortization                     (0.03)
                                                               ---------
Adjusted net income                                           $    0.24
                                                               =========

Diluted earnings-per-share
Reported net income                                           $    0.15
Add back: Goodwill amortization                                    0.07
Subtract: Tax effect of goodwill amortization                     (0.03)
                                                               ---------
Adjusted net income                                           $    0.19
                                                               =========

(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.

Revenues. Revenues increased $10.7 million, or 11.7%, to $102.0 million during the quarter ended September 30, 2002 from $91.3 million during the comparable period in 2001 as a result of our continued strategy of focusing on sales to higher-margin small account customers, and revenues from acquisitions completed in the previous quarter. International equipment revenues during the quarter ended September 30, 2002 were $2.2 million. During the quarter ended September 30, 2002, acquisitions less than one year old contributed approximately $4.3 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased approximately 10% while revenues from large account customers increased by over 4%.

Cost of revenues. Cost of revenues increased $5.1 million to $59.9 million during the three months ended September 30, 2002 from $54.8 million during the comparable period in 2001. The increase was primarily due to volume growth, acquisitions and higher insurance and employee benefit costs. Our gross margin percentage increased to 41.2% during the three months ended September 30, 2002 from 40.0% during the same period in 2001 as benefits from better margins on our large customer business, the continued success of the Steri-SafeSM OSHA Compliance Program rollout, and lower variable costs offset higher benefit and insurance costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $15.4 million for the quarter ended September 30, 2002 from $16.7 million for the comparable period in 2001. The decrease was largely the result of discontinued amortization of Goodwill after our adoption of FAS 142 on January 1, 2002, partially offset by higher benefit costs and spending on the Steri-SafeSM OSHA Compliance Program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 15.1% during the quarter ended September 30, 2002 from 18.3% during the comparable period in 2001. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.6% during the quarter ended September 30, 2002 from 14.5% during the comparable period in 2001.

Income from operations. Income from operations increased to $26.6 million for the quarter ended September 30, 2002 from $19.8 million for the comparable period in 2001. The increase was due to higher gross profit and margins and lower goodwill amortization expenses, as a result of the adoption of FAS 142, partially offset by higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue increased to 26.1% during the quarter ended September 30, 2002 from 21.6% during the same period in 2001 as a result of better margins, productivity improvements and lower goodwill amortization expense.

EBITDA. EBITDA increased by 17.1% to $30.2 million or 29.7% of revenue for the quarter ended September 30, 2002, as compared to $25.8 million or 28.3% of revenue for the comparable period in 2001. The increase in EBITDA was primarily due to the factors described above.

Net interest expense. Net interest expense decreased to $6.5 million during the quarter ended September 30, 2002 from $8.9 million during the comparable period in 2001 primarily due to debt prepayments and lower interest rates. During the quarter, we incurred a $1.2 million premium related to the repurchase of $8.9 million of our 12 3/8% senior subordinated notes.

Other expense. Other expense remained unchanged at $0.3 million during the quarter ended September 30, 2002 from $0.3 million during the comparable period in 2001.

Income tax expense. Income tax expense increased to $7.7 million for the quarter ended September 30, 2002 from $4.2 million for the comparable period in 2001. The increase was due to higher taxable income. The tax rate for the quarter ended September 30, 2002 decreased to 38.9% from 40.00% in the comparable period in 2001 as we recognized benefits from our tax planning.

Net income. Net Income increased to $12.1 million for the quarter ended September 30, 2002 from $6.3 million for the comparable period in 2001. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The following summarizes (in thousands) the Company's operations:

                                               Nine Months Ended September 30,
                                          -----------------------------------------
                                                  2002                  2001
                                          ------------------    -------------------
                                             $         %           $           %
                                          --------  --------    --------    -------
Revenues................................ $298,312     100.0   $ 265,645      100.0
Cost of revenues........................  177,149      59.4     159,913       60.2
                                          --------  --------    --------    -------
Gross profit............................  121,163      40.6     105,732       39.8
Selling, general and
  administrative expenses...............   44,957      15.1      48,795       18.4
                                          --------  --------    --------    -------
Income from operations before
  acquisition related costs.............   76,206      25.5      56,937       21.4
Acquisition related costs...............      223       0.1         347        0.1
                                          --------  --------    --------    -------
Income from operations..................   75,983      25.5      56,590       21.3
Net income..............................   34,290      11.5      16,946        6.4
Depreciation and amortization...........   11,111       3.7      18,737        7.1
EBITDA (1)..............................   85,816      28.8      74,650       28.1
Earnings per share-Diluted..............     0.76                  0.41

Proforma results excluding goodwill amortization
(in thousands except earnings-per-share amounts)
                                                                 2001
                                                              ---------
Reported net income                                           $  16,946       6.4%
Add back: Goodwill amortization                                   8,688       3.3%
Subtract: Tax effect of goodwill amortization                    (3,507)     (1.3%)
                                                              ---------      ------
Adjusted net income                                           $  22,127       8.3%
                                                              =========      ======

Basic earnings-per-share
Reported net income                                          $    0.49
Add back: Goodwill amortization                                   0.28
Subtract: Tax effect of goodwill amortization                    (0.11)
                                                             ---------
Adjusted net income                                          $    0.66
                                                             =========

Diluted earnings-per-share
Reported net income                                          $    0.41
Add back: Goodwill amortization                                   0.21
Subtract: Tax effect of goodwill amortization                    (0.09)
                                                             ---------
Adjusted net income                                          $    0.53
                                                             =========

(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.

Revenues. Revenues increased $32.7 million, or 12.3%, to $298.3 million during the nine months ended September 30, 2002 from $265.6 million during the comparable period in 2001 as a result of our continued strategy of focusing on sales to higher-margin small account customers, slightly higher revenues from international equipment sales, and revenues from acquisitions completed during the nine months. International equipment revenues during the nine months ended September 30, 2002 increased $0.6 million to $6.0 million from $5.4 million during the comparable period in 2001. During the nine months ended September 30, 2002, acquisitions less than one year old contributed approximately $15.9 million to the increase in revenues as compared to the prior year. For the nine months, our base internal revenue growth for small account customers increased approximately 9% while revenues from large account customers increased by over 4%.

Cost of revenues. Cost of revenues increased $17.3 million to $177.2 million during the nine months ended September 30, 2002 from $159.9 million during the comparable period in 2001. The increase was primarily due to increased volume growth, acquisitions, higher insurance and employee benefit costs. The gross margin percentage increased to 40.6% during the nine months ended September 30, 2002 from 39.8% during the same period in 2001 as benefits from better margins on the large quantity customers, productivity improvements and leveraging our infrastructure, exceeded higher insurance and benefit costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $45.0 million for the nine months ended September 30, 2002 from $48.8 million for the comparable period in 2001. The decrease was largely the result of discontinued amortization of Goodwill after our adoption of FAS 142 on January 1, 2002, partially offset by higher benefit costs and higher spending on other strategic investments. Selling, general and administrative expenses as a percent of revenues decreased to 15.1% during the nine months ended September 30, 2002 from 18.4% during the comparable period in 2001. Excluding amortization, selling, general and administrative expenses as a percent of revenue remained at 14.5% during the nine months ended September 30, 2002, as they were during the comparable period in 2001.

Income from operations. Income from operations increased to $76.0 million for the nine months ended September 30, 2002 from $56.6 million for the comparable period in 2001. The increase was due to higher revenues and lower goodwill amortization expenses, as a result of the adoption of FAS 142, partially offset by higher costs of revenues and selling, general and administrative expenses during the nine months. Income from operations as a percentage of revenue increased to 25.5% during the nine months ended September 30, 2002 from 21.3% during the same period in 2001 as a result of better gross margins and lower goodwill amortization expense.

EBITDA. EBITDA increased by 15.0% to $85.8 million or 28.8% of revenue for the nine months ended September 30, 2002, as compared to $74.7 million or 28.1% of revenue for the comparable period in 2001. The increase in EBITDA was primarily due to the factors described above.

Net interest expense. Net interest expense decreased to $18.0 million during the nine months ended September 30, 2002 from $27.1 million during the comparable period in 2001 primarily due to decreased interest rates and debt repayments. During the nine months, we incurred a $1.5 million premium related to the repurchase of $10.5 million of our 12 3/8% senior subordinated notes, and an additional $0.2 million one-time interest expense related to increasing the available balance on our revolving line of credit from $80.0 million to $105.0 million. During the nine months, in accordance with FAS 133, we recognized a net gain of $0.4 million related to the ineffective portion of our hedging instruments.

Other expense. Other expense increased to $1.3 million during the nine months ended September 30, 2002 from $1.0 million during the comparable period in 2001 primarily due to increased minority interest expense related to our foreign subsidiaries.

Income tax expense. Income tax expense increased to $22.4 million for the nine months ended September 30, 2002 from $11.5 million for the comparable period in 2001. The increase was due to higher taxable income. The tax rate for the nine months ended September 30, 2002 decreased to 39.5% from 40.37% in the comparable period in 2001 as we recognized benefits from our tax planning.

Net income. Net Income increased to $34.3 million for the nine months ended September 30, 2002 from $16.9 million for the comparable period in 2001. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, our working capital was $31.9 million compared to working capital of $34.6 million at December 31, 2001. The decrease in working capital was primarily due to lower cash, accounts receivable, parts and supplies, account payable and current debt balances partially offset by higher accrued liabilities and accrued income tax. In June 2002 we completed an amendment to our senior loan agreement that increased the amount available on the revolving line of credit from $80.0 million to $105.0 million. The amendment also gave us more flexibility relative to repaying higher cost term loans and to purchasing or redeeming our stock and 12-3/8% senior subordinated notes. At September 30, 2002 we had $31.0 million in borrowings under our revolving line of credit.

Net cash provided by operating activities was $72.9 million during the nine months ended September 30, 2002 compared to $47.0 million for the comparable period in 2001. This increase primarily reflects higher net income, accrued liability and deferred income tax balances, lower accounts receivable, other assets, and parts and supply balances in 2002 versus 2001, offset by lower accounts payable and deferred revenue balances.

Net cash used in investing activities for the nine months ended September 30, 2002 was $22.2 million compared to $24.5 million for the comparable period in 2001. This decrease is primarily attributable to the decrease in investments in acquisitions and lower capital expenditures. Capital expenditures were $11.4 million for the nine months ended September 30, 2002 or 3.8% of revenues, compared to $12.3 million for the same period in 2001. This rate of capital spending is less than the 4-5% of revenues that we anticipated spending during 2002. Consistent with our long-term strategy, we continually evaluate our treatment technology mix. Our preference is to reduce the incineration portion, as customers' preferences, practices and regulations will allow. After the facility upgrades in 2002 are completed, we plan to have less than 15% of our treatment capacity in incineration and more than 85% in non- incineration technologies such as autoclaving and ETD. Cash investments in acquisitions and international joint ventures for the nine months ended September 30, 2002 were $10.9 million versus $13.1 million in the comparable period in 2001.

Net cash used in financing activities was $57.6 million during the nine months ended September 30, 2002 compared to $12.4 million for the comparable period in 2001. During the first nine months of 2002 we made repayments of $93.3 million in debt and capital leases which consisted of approximately $9.6 million in scheduled repayments and $83.7 million in prepayments.

ITEM 3-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations, exclusive of the portion covered by interest rate swap agreements, would be approximately $0.15 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

We have entered into interest rate swap/collar agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. Approximately 89% ($125 million) of our outstanding variable rate debt was covered by interest rate swap agreements at September 30, 2002. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

ITEM 4-CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure the reliability of our consolidated financial statements and other disclosures. Within the 90-day period prior to the date of filing this report, our President and Chief Executive Officer and our Chief Financial Officer carried out, with the participation of other members of management, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in all material respects in alerting them in a timely manner to the material information about us and our subsidiaries that we are required to include in the periodic reports that we file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date of this evaluation.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11-Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements. (Item 1 or Part 1).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  99.1 Certification of Mark C. Miller, President and Chief Executive Officer

  99.2 Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

  Reports on Form 8-K

  During the quarter ended September 30, 2002, we filed three current reports on Form 8-K:

  (1) On August 5, 2002, we filed a current report on Form 8-K to report the amendment of our senior secured credit facility and an amendment of the terms of our Series A convertible preferred stock pursuant to which the 3.375% payment-in-kind dividends payable on the shares of preferred stock ceased to accrue after May 31, 2002.

  (2) On August 22, 2002, we filed a current report on Form 8-K to report that we had reached an agreement in principle to settle an antitrust investigation by the Arizona Attorney General's office and that we were also in settlement discussions with the Utah Attorney General's office in connection with an antitrust investigation related to the same issues.

  (3) On August 30, 2002, we filed a current report on Form 8-K to report that we had repurchased a total of $8.9 million in principal amount of our 12-3/8% senior secured notes at prevailing market prices in privately negotiated transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2002

STERICYCLE, INC.
(Registrant)
By:	/s/ FRANK J.M. TEN BRINK
Frank J.M. ten Brink
Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Mark C. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stericycle, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002.

/s/ Mark C. Miller
Mark C. Miller
President and Chief Executive Officer
Stericycle, Inc.

CERTIFICATION

I, Frank J.M. ten Brink, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stericycle, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002.

/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President
And Chief Financial Officer
Stericycle, Inc.