Form 10-K
period 2002-12-31
STERICYCLE INC
filed 2003-03-24
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(847) 367-5910

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 28, 2002, based upon the last reported sales price of the registrant’s common stock on The Nasdaq National Market on that date, was $1,210,138,450.

On March 10, 2003, there were 40,570,138 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 6, 2003.

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Company Overview

We are the largest regulated medical waste management company in North America, serving approximately 290,000 customers throughout the United States, Puerto Rico, Canada and Mexico. We have the only fully integrated, national medical waste management network. Our network includes 42 treatment/collection centers and 97 additional transfer and collection sites. We use this network to provide the industry’s broadest range of services, and have expanded our service offerings to include OSHA compliance services for health care providers. Our treatment technologies include our proprietary electro-thermal-deactivation system (“ETD”) as well as traditional methods such as autoclaving and incineration.

We benefit from significant customer diversification, with no single customer accounting for more than 2% of revenues, and our top 10 customers accounting for less than 8% of revenues. Our two principal groups of customers include approximately 285,000 small medical waste generators such as outpatient clinics, medical and dental offices and long-term and subacute care facilities and over 5,000 large medical waste generators such as hospitals, blood banks and pharmaceutical manufacturers.

We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would incur if they were internally to manage their regulated medical waste. Moreover, by outsourcing these waste management services and by purchasing OSHA compliance and other consulting services from us, our customers may reduce or eliminate their risk of the large fines associated with regulatory non-compliance.

Industry Overview

The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, or MWTA, which Congress enacted in response to media attention after medical waste washed ashore on ocean beaches, most notoriously in New York and New Jersey. Since the 1980s, government regulation has increasingly required the proper handling and disposal of the medical waste generated by the health care industry. Regulated medical waste is generally considered any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood products.

We believe that the United States market for our services is approximately $3.0 billion and in excess of $10.0 billion when ancillary services such as training, education, product sales and consulting services are taken into account along with regulated medical waste. Industry growth is driven by a number of factors. These factors include:

Pressure to Reduce Health Care Costs. The health care industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, it is using outside contractors to perform some services, including medical waste management. We believe that our medical waste management services help health care providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other infectious material, and reducing the amount of money invested in on-site treatment of medical waste.

Shift to Off-Site Treatment. We believe that managed care and other health care cost-containment pressures are causing patient care to continue to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. We believe that these non-institutional alternate-site health care expenditures will continue to grow as cost-cutting pressures increase.

Aging of U.S. Population. According to industry statistics, the “baby boom” generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation will continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures become available. All of these factors lead to increased generation of medical waste.

Environmental and Safety Regulation. We believe that many businesses, which are not currently using outsourced medical waste services, are less aware of the need for proper training of employees and the Occupational Safety and Health Administration, or OSHA, requirements regarding the handling of medical waste. These businesses include manufacturing facilities, schools, restaurants, casinos, hotels and generally all businesses where employees may come into contact with bloodborne pathogens. In addition, home health care is currently unregulated and may become subject to similar bloodborne pathogen regulations in the future.

Our industry is subject to extensive regulation beyond the MWTA. For example, the stringent Clean Air Act regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations have increased the costs of operating medical waste incinerators and have resulted in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. These regulations underlie the expansion of our service offerings to include OSHA compliance services for health care providers.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

Market Leadership. We are the largest provider of medical waste management services in North America, with the only national network of services. With our new Steri-SafeSM program, we have also become a leading provider of OSHA compliance and training services to the United States healthcare community. As a result of our market leadership position, we provide our customers with superior, vertically integrated services as well as a variety of products, and we are the only industry participant capable of providing national accounts with local service. We believe that our leading market position provides us with more operating leverage and a unique competitive advantage in attracting and retaining customers in comparison to our smaller regional and local competitors.

Broad Range of Services. We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste efficiently and safely from the point of generation through treatment and disposal. For example, we have developed programs to help train our customers’ employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA and other relevant regulations. We also supply specially designed containers for use by most of our large account customers, including our Steri-Tub® container, a reusable leak and puncture-resistant container, made from recycled plastic, which we developed and patented.

Established National Network. Our 42 treatment/collection centers in 24 states, Puerto Rico, Canada and Mexico give us the largest and the only national network in the regulated medical waste industry. The extensive federal, state and local laws and regulations governing the regulated medical waste industry typically require some type of governmental approval for new facilities. These approvals are frequently opposed by elected officials, local residents or citizen groups, and can be difficult to obtain. We have significant experience in obtaining and maintaining these permits, authorizations and other types of governmental approvals. We believe that a network similar in scale and scope to ours would be extremely expensive and time-consuming for a national competitor to develop.

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

Diverse Customer Base and Revenue Stability. We have developed strong contracts and service agreements with a diverse network of established customers. Our top 10 customers, for which we serve thousands of sites, account for less than 8% of revenues, and no single customer accounts for more than 2% of revenues. We believe that our diverse customer base would mitigate the impact of the loss of any particular customer. We are also generally protected from regulatory changes and other factors, which affect our costs, because our contracts typically contain provisions that allow us to adjust our prices to reflect any additional costs caused by changes in regulations or any other increases in our operating costs.

Strong Sales Network and Proprietary Database. We have the largest sales force in the medical waste industry. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

Experienced Senior Management Team. Our five most senior executives and the Chairman of our Board of Directors collectively have over 100 years of management experience in the health care, consumer, and waste management industries. Mark C. Miller, our Chief Executive Officer, had more than 15 years of management experience at Abbott Laboratories before joining us in 1992 and has led Stericycle during our growth from an early stage venture capital funded company to the industry leader. Richard T. Kogler joined us in late 1998 as Executive Vice President for domestic operations and Chief Operating Officer. Mr. Kogler had previously served in senior roles with American Disposal Services, Inc. and Waste Management, Inc. Frank J.M. ten Brink, our Executive Vice President and Chief Financial Officer, had served as chief financial officer of Telular Corporation and Hexacomb Corporation before joining us in June 1997. Anthony J. Tomasello has been our Executive Vice President for international operations and Chief Technical Officer since January 1999, and had previously served as our Vice President, Operations. Before joining us in August 1990, Mr. Tomasello had been president and chief operating officer of Pi Enterprises and Orbital Systems. Richard L. Foss, our Executive Vice President for Corporate Development, joined us in March 2003, and had previously served in various management and marketing positions at Motorola, Inc. and The Proctor & Gamble Company. Jack W. Schuler, our Chairman, is also currently chairman of the board of directors of Ventana Medical Systems. Mr. Schuler was previously president and chief operating officer of Abbott Laboratories.

Business Strategy

Our goals are to strengthen our position as a leading provider of integrated medical waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

Improve Margins. We intend to continue actively to work to improve our margins by increasing our base of small account customers and focusing on service strategies that more efficiently meet the needs of our large account customers. We have successfully raised the percentage of our revenues from small account customers from 33% of domestic revenues in the fourth quarter of 1996 to 58% in the fourth quarter of 2002, which has contributed to an increase in our operating income margins. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. We believe that the number of small account customers and the opportunities for sales of ancillary services and products to both large and small account customers will continue to grow.

Expand Range of Services and Products. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, through our Steri-SafeSM program, we now offer OSHA compliance services to health care providers, and our new mercury mailback program enables customers to manage wastes that should be handled separately. Our acquisition of Scherer Healthcare, Inc. in January 2003 will provide the opportunity to market its Bio Systems sharps management program in new geographic service areas.

Seek Complementary Acquisitions. As described below, we actively seek strategic opportunities to acquire businesses that expand our national network of treatment centers and increase our customer and product base. We also consider acquisitions that can leverage the skills and infrastructure that we have in place, for example, our acquisition of the Bio Systems sharps management program. We believe that strategic acquisitions can enable us to gain operating efficiencies through increased utilization of our service infrastructure as well as to expand our services offered to our customers and to expand the product offerings and geographic service areas in which we operate.

Capitalize on Outsourcing Due to Clean Air Regulations. The Clean Air Act regulations have increased both the capital costs required to bring many existing incinerators into compliance and the operating costs of continued compliance. Many hospitals have shut down their incinerators in response to the regulations adopted in 1997, which limit the discharge into the atmosphere of pollutants released by medical waste incineration. We plan to continue to capitalize on the movement by hospitals to outsource medical waste treatment rather than incur the cost of installing the air pollution control systems necessary to comply with these EPA regulations. We also plan to continue to offer back-up contracts providing interim service when large quantity customers cannot operate their own on-site treatment equipment.

Acquisitions

Evaluation and Integration. We believe that our management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular medical waste management or related service business can be successfully integrated into our business. In determining whether to proceed with a business acquisition, we evaluate a number of factors including:

•	the financial impact of the proposed acquisition, including the effect on our cash flow and earnings per share;

•	the historical and projected financial results of the target company;

•	the purchase price negotiated with the seller and our expected internal rate of return;

•	the composition and size of the target company’s customer base;

•	the efficiencies that we can achieve by integrating the target company with one or more of our existing operations;

•	the potential for enhancing or expanding our geographic service area and allowing us to make other acquisitions in the same service area;

•	the experience, reputation and personality of the target company’s management;

•	the target company’s reputation for customer service and relationships with the communities that it serves; and

•	whether the acquisition gives us any strategic advantages over our competition.

We have established an efficient procedure for integrating newly acquired companies into our business while minimizing disruption of our operations. Once a business is acquired, we implement programs designed to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiencies and overall profitability.

Acquisitions History. We completed a total of 66 acquisitions from 1993 through 2002, of which the most significant was our acquisition in November 1999 of the medical waste business of Browning Ferris Industries, Inc. in the United States, Canada and Puerto Rico. Prior to this acquisition, BFI had been the largest provider of regulated medical waste services in the United States. During 2002, we completed a further 11 acquisitions, as follows:

Seller	Date	Markets Served
Bio Environmental Services, Inc.	January 2002	West Virginia
Pyroval, Inc.	January 2002	Quebec
Bio-Oxidation Services, Inc.	March 2002	Pennsylvania and New Jersey
BMW Medtech of West Virginia, Inc.	March 2002	West Virginia
A-Medco, Inc.	March 2002	Texas
Bio-Waste Industries of Central Florida, Inc.	June 2002	Florida
Sanitec of Kentucky LLC	July 2002	Kentucky
Bridgeview, Inc.	October 2002	Pennsylvania
Enviromed, Inc.	October 2002	South Carolina
Micro Med, Inc.	December 2002	Florida, Georgia, South Carolina and North Carolina

In addition, our Mexican subsidiary completed the acquisition in March 2002, of the majority of the stock of a medical waste business in Mexico City. See “International.”

Services and Operations

Our services and operations are comprised of collection, transportation, treatment, disposal and recycling, together with related training and education programs, consulting services and product sales. We have 42 treatment/collection facilities located in 24 states, Puerto Rico, Canada and Mexico that serve approximately 290,000 customers, consisting of approximately 285,000 small account customers and over 5,000 large account customers. We develop programs to help our customers handle, separate and contain medical waste. We also advise our health care customers on the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer training and consulting services to our health care customers to assist them in reducing the amount of medical waste they generate and to improve safety and OSHA regulatory compliance in their workplace.

Collection and Transportation. We consider efficiency of collection and transportation to be a critical element of our operations because it represents the largest component of our operating costs. We try to maximize the number of stops on each route. We use a tracking system for our collection vehicles that help to improve efficiency. We try to match the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect reusable containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The waste is then transported directly to one of our treatment facilities or to one of our transfer stations where the shipment is consolidated with other medical waste containers and transported to a treatment facility. In some select circumstances we transport medical waste to other specially licensed medical waste treatment facilities. Where permitted, in some states we transport small quantities of specific hazardous substances, such as photographic fixer, lead foils and dental amalgam, from certain of our customers to a metal recycling operation.

The use of transfer stations is another important component of our collection and transportation operations. We utilize transfer stations in a “hub and spoke” configuration, which allows us to expand our geographic service area and increase the volume of medical waste that can be treated at a particular facility. Smaller loads of waste containers are temporarily held at the transfer stations until they can be consolidated into full truckloads and transported to a treatment facility.

As part of our collection operations, we supply specially designed containers for use by most of our large account customers and many of our larger small account customers. We have developed a reusable leak and puncture-resistant container, made from virgin and recycled plastic, which we call the Steri-Tub® container. The plastic container enables our customers to reduce costs by reducing the number of times that medical waste is handled, eliminating the cost of corrugated boxes and potentially reducing liability resulting from human contact with medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. We believe that these features make the Steri-Tub® plastic container superior to our competitors’ reusable containers. If a customer generates a large volume of waste, we place a large temporary storage container or trailer on the customer’s premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

Treatment and Disposal. Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. In some cases our operating permits require that unacceptable waste be reported to regulatory authorities. After inspection, the waste is treated using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill operated by parties unaffiliated with us. After the plastic containers such as Steri-Tub® containers have been emptied, they are washed, sanitized and returned to customers for re-use.

Consulting Services. Before our trucks pick up medical waste, our integrated waste management approach attempts to “build in” efficiencies that will yield logistical advantages. For example, our consulting services can assist our customers in reducing the volume of medical waste that they generate. In addition, we provide customers with the documentation necessary for compliance with laws, which, if they complete the documentation properly, will reduce interruptions to their businesses to verify compliance.

Documentation. We provide complete documentation to our customers for all medical waste that we collect, including the name of the generator, date of pick-up and date of delivery to a treatment facility. We believe that our documentation system meets all applicable federal, state and local regulations including those mandated by the U.S. Department of Transportation, or DOT. This documentation is sometimes used by our customers to show compliance with applicable regulations. These customers will often pay for us to store, retrieve and reprint old manifests and other documentation. We believe that our ability to offer document archiving and retrieval services represents a competitive advantage.

Marketing and Sales

Marketing Strategy. We have the largest sales force in the medical waste industry. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have developed a large database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts.

Our more than 1,100 drivers also may participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

Small Account Customers. We have targeted small account customers as a growth area. We believe that these customers offer a higher profit potential compared to other potential customers. Typical small account customers are individual or small groups of doctors, dentists and other health care providers who are widely dispersed and generate only small amounts of medical waste. These customers are very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small account customers relative to our large account customers.

Steri-SafeSM. Our Steri-SafeSM OSHA compliance programs, which, after market testing in 1999, we began to offer to select new and existing small account customers in 2000, provides an integrated medical waste management and compliance-assistance service for small account customers and other health-care providers who typically lack the internal personnel and systems to comply with OSHA bloodborne regulations. Customers for our Steri-SafeSM service pay a predetermined subscription fee in advance for medical waste collection and treatment services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. During 2002, we continued to convert many of our customers to use of the Steri-SafeSM program, and by the end of the year approximately 50,000 small account customers were on the new subscription model. We believe that the implementation of our Steri-SafeSM service will provide us with new and enhanced opportunities to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

We also operate several “mail-back” programs through which we can reach small account customers located in outlying areas that would be inefficient to serve using our regular route structure.

Large Account Customers. We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as satisfactory levels of profitability can be maintained. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of over 5,000 large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

We believe that the implementation of more stringent Clean Air Act and other federal regulations directly and indirectly affecting medical waste will continue to enable us to improve our marketing efforts to large account customers because the additional costs that they will incur to comply with these regulations will make the costs of our services more attractive, particularly relative to their use of their own incinerators.

National Accounts. As a result of our extensive geographic coverage, we are the only medical waste business capable of servicing national account customers (i.e., customers requiring medical waste disposal services at various geographically dispersed locations). We will continue to selectively focus on national accounts.

Contract and Service Agreements. We have long-term contracts with substantially all of our customers. We negotiate individual service agreements with each large account and small account customer. Although we have a standard form of agreement, particularly for small account customers, terms may vary depending upon the customer’s service requirements and the volume of medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions relating to the types of containers, frequency of collection, pricing, treatment and documentation for tracking purposes. Each agreement also specifies the customer’s obligation to pack its medical waste in approved containers. Substantially all of our agreements with small account customers contain automatic renewal provisions.

Service agreements are generally for a period of one to five years, although customers may terminate on written notice. Many payment options are available, including flat monthly, quarterly or annual charges. We may set our prices on the basis of the number of containers that we collect, the weight of the medical waste that we collect and treat, the number of collection stops that we make on the customer’s route, the number of collection stops that we make for a particular multi-site customer, the products and compliance services we provide and other factors.

We have a diverse customer base, with no single customer accounting for more than 2% of revenues, and our top 10 customers accounting for less than 8% of revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business, financial condition or results of operations.

International

We have also expanded beyond the United States and Canada. In 1996, we entered into an agreement with a Brazilian company, Companhia Auxiliar de Viação e Obras, or CAVO, to assist in exploring opportunities for the commercialization of our medical waste management technology in South America. This relationship was expanded in July 1998, when we entered into an agreement for an exclusive license to use our ETD technology in Brazil and for the sale to CAVO of two fully integrated ETD processing lines for use in treating medical waste in the Sao Paulo, Brazil metropolitan market.

In 1998, we formed Medam S.A. de C.V., or Medam, a Mexican joint venture company, to utilize our ETD technology to treat medical waste primarily in the Mexico City market. Medam operates a treatment facility with a 50 metric ton per day capacity. This facility, which is the largest medical waste treatment facility permitted to date in Mexico, became operational in June 1998. In September 1999, we increased our interest in Medam from 24.5% to 49.0%, and in July 2000, we acquired a further 15.5% to give us a 64.5% interest in the joint venture. In August 2001, Medam completed the acquisition of Mexico City-based medical waste management company, Tecnicas Medio Ambientales Winco S.A. de C.V., and in March 2002, Medam completed the acquisition of a majority of the stock Ecotermica de Oriente, S.A. de C.V.

In 1999, we established a joint venture in Argentina, Medam, B.A. Srl, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Medam B.A., and to provide consulting assistance to Medam B.A. in the installation, start-up and validation of the ETD processing equipment in the joint venture’s treatment facility in the Sante Fe Province.

In June 2000, we entered into agreements with Aso Cement Co., Ltd and Aso Mining Co., Ltd, to establish an ETD treatment facility in Japan. Under these agreements, we supplied ETD treatment equipment to Aso and provide ongoing consulting assistance in the operation of the ETD equipment. In addition, we exclusively licensed to Aso our ETD technology and other proprietary rights for use in certain select territories within Japan.

In August 2000, we established a joint venture, Evertrade Medical Waste (Proprietary) Limited, a South Africa corporation, to utilize our ETD technology to treat medical waste in the Republic of South Africa. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Evertrade Medical Waste, and to provide consulting assistance to Evertrade Medical Waste in the installation, start-up and validation of the ETD processing equipment in the joint venture’s treatment facility in South Africa. We also established a joint venture, Evertrade Medical Waste Manufacturing Limited, a South Africa corporation, to manufacture reusable tubs in South Africa.

In August 2001, we concluded an agreement with SteriCorp Limited, an Australian company, under which we provided financing to SteriCorp through the purchase of convertible notes, licensed to it our ETD technology for use in Australia, New Zealand, Malaysia, Indonesia and Thailand and agreed to sell to it an ETD processing line and assist in its installation.

In October 2002, we announced that we had entered into agreements with Medical Safety Systems of Hokkaido, Japan to establish an ETD processing facility in Japan. Under these agreements, we have supplied

ETD processing equipment and provide ongoing consulting assistance to Medical Safety Systems in the installation, start-up and validation of the ETD equipment. In addition, we exclusively licensed to Medical Safety Systems our ETD technology and other proprietary rights for use in certain select territories within Japan.

Treatment Technologies

We currently use both non-incineration technologies (our proprietary ETD technology and autoclaving) and incineration technologies for treating regulated medical waste.

Stericycle was founded on the belief that there was a need for safe, secure, and environmentally responsible management of regulated medical waste. From our beginning we have championed the use of non-incineration, alternate treatment technologies such as our patented ETD process. While we recognize that some state regulations as currently in force mandate that some types of medical waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive waste minimization and segregation education of our customers. Working in cooperation with our customers, we have made tremendous strides in shifting away from incineration and moving towards alternate treatment technologies.

In 2002, we closed two incinerators (in St. Louis, Missouri and Chandler, Arizona) as more customers made the decision to segregate their waste streams and move away from incineration. At the same time, we added or expanded six non-incineration treatment plants. We facilitated the shift in customer behavior by providing additional training and non-incineration treatment options to our customers. The new non-incineration treatment capacity that came online provided lower cost and convenient treatment alternatives for customers previously using incineration. Our commitment to moving away from incineration and towards non-incineration technologies resulted in a substantial decrease in the amount of customer waste that is incinerated. At the end of 2002, incineration constituted less than 13% of our treatment capacity in North America.

Autoclaving. Autoclaving treats medical waste with steam at high temperature and pressure to kill pathogens. Autoclaving alone does not change the appearance of waste, and some landfill operators may not accept recognizable medical waste, but autoclaving may be combined with a shredding or grinding process to render the medical waste unrecognizable.

ETD Treatment Process. ETD includes a system for grinding medical waste. After grinding, ETD uses an oscillating field of low-frequency radio waves to heat medical waste to temperatures that destroy pathogens such as viruses, bacteria, fungi and yeast, without melting the plastic content of the waste. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, like microwaves, which can penetrate medical waste of a typical density only to a depth of approximately five inches. ETD uses frequencies that match the physical properties of medical waste, enabling the ETD treatment process to kill pathogens while the basic material remains at temperatures as low as 90° C. Although ETD is effective in destroying pathogens present in anatomical waste, we do not currently treat segregated anatomical waste using the ETD process.

We believe that ETD offers advantages over many other methods of treating medical waste. We believe that it is easier to get permits for ETD facilities than for incineration facilities because ETD does not produce regulated air or water emissions. ETD facilities also can be more cost-effective to construct than incinerators or autoclaves with shredding capability. ETD also renders medical waste unrecognizable and thus more acceptable for landfills and reduces the volume of waste as well.

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

Competition

The medical waste services industry is highly competitive. It consists of many different types of service providers, including a large number of regional and local companies. Another major source of competition is the on-site treatment of medical waste by some generators, such as hospitals.

In addition, we face potential competition from businesses that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of medical waste, such as reusable or degradable medical products.

We compete for service agreements primarily on the basis of cost-effectiveness, quality of service and geographic location. We also attempt to compete by demonstrating to customers that we can do a better job in reducing their potential liability. Our ability to obtain new service agreements may be limited by the fact that a potential customer’s current vendor may have an excellent service history or a long-term service contract or may offer prices to the potential customer that are lower than ours.

Governmental Regulation

We operate within the medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on us, including requirements to obtain and maintain government permits. These permits grant us the authority, among other things:

•	to construct and operate treatment and transfer facilities;

•	to transport medical waste within and between relevant jurisdictions; and

•	to handle particular regulated substances.

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

Medical Waste Tracking Act of 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to MWTA, which was added to the Resource Conservation and Recovery Act of 1976. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988. Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that medical wastes which were generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA’s tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. See “—State and Local Regulation.” We currently operate 8 incinerators. We believe these incinerators are in compliance with applicable state requirements.

Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. Various standards apply to certain aspects of our operations. These regulations govern, among other things:

•	exposure to bloodborne pathogens and other potentially infectious materials;

•	lock out/tag out procedures;

•	medical surveillance requirements;

•	use of respirators and personal protective equipment;

•	emergency planning;

•	hazard communication;

•	noise;

•	ergonomics; and

•	forklift safety.

We require our employees to receive new employee training, annual refresher training and training in their specific tasks. As part of our medical surveillance program, employees receive pre-employment physicals, including drug testing, biannually required medical surveillance and exit physicals. We also subscribe to a drug-free workplace policy.

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

We use landfills operated by parties unrelated to us for the disposal of treated medical waste from our ETD facilities and for the disposal of incinerator ash and autoclaved waste. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following treatment, waste from our ETD and autoclave facilities is disposed of as nonhazardous waste. At our incineration facilities, we test ash from the incineration process to determine whether it must be disposed of as hazardous waste.

We employ quality control measures to check incoming medical waste for specific types of hazardous substances. Our customer agreements also require our customers to exclude different kinds of hazardous substances or radioactive materials from the medical waste they provide us. We use a different type of contract for the relatively small number of customers from whom we pick up hazardous wastes.

DOT Regulations. The U.S. DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which require us to package and label medical waste in compliance with designated standards, and which incorporate bloodborne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a “biohazard” marking on the outer packaging, and our medical waste container must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

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

United States Postal Service. We have obtained permits from the U.S. Postal Service to conduct our “mail-back” programs, pursuant to which customers mail approved “sharps” (needles, knives, broken glass and the like) containers directly to our treatment facilities.

State and Local Regulation. We conduct business in numerous states. Each state has its own regulations related to the handling, treatment and storage of medical waste. Although there are many differences among the various state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. In each of the states where we operate a treatment facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for each site. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, that affect our operations.

States usually regulate medical waste as a solid or “special” waste and not as a hazardous waste under RCRA. State definitions of medical waste include:

•	microbiological waste (cultures and stocks of infectious agents);

•	pathology waste (human body parts from surgical procedures and autopsies);

•	blood and blood products; and

•	sharps.

Most states require segregation of different types of medical waste at the hospital or other location where they were created. A majority of states require that the universal biohazard symbol or a label appear on medical waste containers. Storage regulations may apply to the party generating the waste, the treatment facility, the transport vehicle, or all three. Storage rules seek to identify and secure the storage area for public safety as well as set standards for the manner and length of storage. Many states require employee training for safe environmental cleanup through emergency spill and decontamination plans. Many states also require that transporters carry spill equipment in their vehicles. Those states whose regulatory framework relies on the MWTA model have tracking document systems in place. One state (Washington) regulates the prices that we may charge. We maintain numerous governmental permits and licenses to conduct our business. Our permits vary from state to state based upon our activities within that state and on the applicable state and local laws and regulations. These permits include:

•	transport permits for solid waste, medical waste and hazardous substances;

•	permits to construct and operate treatment facilities;

•	permits to construct and operate transfer stations;

•	permits governing discharge of sanitary water and registration of equipment under air regulations;

•	approvals for the use of ETD and other technologies to treat medical waste; and

•	various business operator’s licenses.

We believe that we are currently in compliance in all material respects with our permits and applicable laws and regulations.

Pursuant to medical waste incinerator regulations adopted by the EPA in 1997, every state was required by September 1998 to adopt a plan to comply with federal guidelines which, among other things, limit the release of some airborne pollutants from medical waste incinerators to levels prescribed by the EPA. Each state’s implementation plan must be at least as restrictive as the federal emissions standards. We believe that all of our remaining incinerators are in compliance with applicable state requirements. See “—Governmental Regulation—Federal Regulation—Clean Air Act Regulations.”

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

We also conduct business in Mexico, Argentina and South Africa through joint ventures. We believe that our joint venture operations are in compliance with all material applicable laws, rules and regulations.

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

We hold 21 United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Hong Kong, Mexico, Russia, South Africa, South Korea and the United Kingdom.

The term of the first-to-end of our existing United States patents relating to our ETD treatment process will currently end in October 2009 and the term of the last-to-end will currently end in January 2019.

We own federal registrations of the trademarks “Steri-Fund®,” “Steri-Plastic®,” and “Steri-Tub®,” the service mark Stericycle® and a service mark consisting of a nine-circle design.

Potential Liability and Insurance

The medical waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:

•	cleanup costs;

•	personal injury;

•	damage to the environment;

•	employee matters;

•	property damage; or

•	alleged negligence or professional errors or omissions in the planning or performance of work.

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

Employees

As of December 31, 2002, we had 2,530 full-time and 35 part-time employees (including employees of our subsidiaries). Approximately 181 of our drivers, transportation helpers and plant workers are covered by a total of eight collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from June 2003 to December 2004. We consider our employee relations to be satisfactory.

Website Access

We maintain an Internet website, http://www.stericycle.com, providing a variety of information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, that we file with the Securities and Exchange Commission are available, as soon as reasonably practicable after filing, at the investors’ page on our website, http://www.stericycle.com/investor.htm, or by a direct link to our filings on the SEC’s free website, http://www.sec.gov.

Item 2.    Facilities

We lease office space for our corporate offices in Lake Forest, Illinois. We own or lease four ETD treatment facilities, eight incineration facilities, 26 autoclave facilities and four facilities that use a combination of these methods or other methods. All of our treatment facilities also serve as collection sites. We own or lease 97 additional transfer and collection sites (including seven sites owned or leased by our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”) and six additional sales/administrative sites. We consider that these facilities are adequate for our present and anticipated needs. Substantially all of our owned facilities are pledged to secure our indebtedness under our senior credit facility.

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

In August 2002, we announced that we had reached an agreement in principle to settle an antitrust investigation by the Arizona Attorney General’s office relating to our December 1997 sale and purchase of medical waste assets in Utah and Arizona with BFI and our subsequent failure to provide treatment services to certain third-party haulers of medical waste at our treatment facilities in Arizona and Utah. We also announced that we were currently in settlement discussions with the Utah Attorney General’s office in connection with an antitrust investigation relating to the same issues.

In September 2002, we entered into a consent decree implementing the terms of settlement with the Arizona Attorney General’s office that we previously announced. Under the consent decree, we are required to pay a total of $0.3 million in civil penalties and attorneys’ fees in quarterly installments over a three-year period, with an initial payment of $0.1 million. We are also required to provide up to 50,000 pounds per month of treatment services to third-party haulers at our Chandler, Arizona treatment facility for a five-year period at commercially competitive prices. In addition, we are required for a two-year period to rebate 25% of the amounts billed and collected from the two third-party haulers whose complaints prompted the initial investigation. The consent decree expressly stated that we did not admit to the truth of any of the substantive allegations in the underlying complaint by the Arizona Attorney General’s office.

In January 2003, we announced that we had reached a definitive settlement of the antitrust investigation by the Utah Attorney General’s office. Under the terms of the consent decree incorporating this settlement, we agreed to pay a total of $0.6 million to the Attorney General’s office over a three-year period. We also agreed to make certain operational changes in Utah to enhance competition, including providing incineration treatment services to third-party haulers at our Salt Lake City treatment facility. The consent decree expressly stated that we did not admit that we had violated any Utah or federal antitrust laws.

In January 2003, we were sued in federal court in Arizona by a private plaintiff alleging anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of Stericycle and BFI in the three-state area during the period in question. In March 2003, we were sued in federal court in Utah by a private plaintiff similarly alleging anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking similar class action certification. We believe that both lawsuits’ allegations are without merit.

We and certain of our officers and directors are parties to a lawsuit filed in July 2002 by a shareholder of 3CI. The lawsuit, which is filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other things, that we and 3CI’s directors (who, a majority of whom are also officers and directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI’s minority shareholders. The lawsuit is still at a very early stage. We believe that the plaintiff’s allegations are without merit.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2002.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	President, Chief Executive Officer and a Director	47
Richard T. Kogler	Executive Vice President and Chief Operating Officer	43
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	46
Anthony J. Tomasello	Executive Vice President and Chief Technical Officer	56
Richard L. Foss	Executive Vice President of Corporate Development	48

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

Frank J.M. ten Brink has served as our Executive Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1996 he served as chief financial officer of Hexacomb Corporation, and from 1996 until joining us, he served as chief financial officer of Telular Corporation. Prior to 1991, he held various financial management positions with Hexacomb Corporation, Interlake Corporation and Continental Bank of Illinois. Mr. ten Brink received a B.B.A. degree in international business and a M.B.A. degree in finance from the University of Oregon.

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

Richard L. Foss has served as our Executive Vice President for Corporate Development since March 2003. From 1999 to 2002, Mr. Foss was a vice president and director of worldwide product marketing in the personal communication sector at Motorola Inc., and from 1977 until 1999, he held a number of management and marketing positions at The Proctor & Gamble Company, including serving as a vice president and general manager in the health care segment. Mr. Foss received a B.S. degree in chemistry and an M.B.A degree from Rensselear Polytechnic Institute.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2003, we had approximately 232 stockholders of record.

The following table provides the high and low sales prices of our Common Stock (adjusted for the May 31, 2002 2 for 1 stock split) for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2001	23.500	13.000
Second quarter 2001	25.935	19.240
Third quarter 2001	26.495	16.850
Fourth quarter 2001	31.425	20.400
First quarter 2002	33.995	25.000
Second quarter 2002	40.540	28.775
Third quarter 2002	36.890	28.350
Fourth quarter 2002	38.240	30.550

At the close of business on May 31, 2002 we recorded a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2002 on each share of common stock outstanding on  May 16, 2002. All share and earnings per share information in this Form 10-K is reported on a post-split basis. We did not pay any cash dividends during 2002 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our senior credit facility and the indenture pursuant to which we issued our 12 3/8% senior subordinated notes due 2009, and under an agreement in connection with the industrial developments bonds issued to finance our treatment facility at Woonsocket, Rhode Island. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6.    Selected Financial Data

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands except per share amounts)
Statements of Operations Data (1)
Revenues	$66,681	$132,848	$323,722	$359,024	$401,519
Income from operations	6,424	12,284	63,466	73,294	100,832
Net income	5,713	13,968	14,511	14,710	45,724
Net income applicable to Common Stock	5,713	13,628	11,968	12,168	45,046
Diluted net income per share of Common Stock (2)	0.26	0.46	0.36	0.35	1.01
Depreciation and amortization	4,064	9,879	23,469	25,234	14,981
Other Data
EBITDA (3)	$10,489	$22,728	$86,512	$97,395	$114,039
Cash provided by operating activities	4,862	11,777	10,469	64,550	96,947
Cash used in investing activities	(23,753)	(425,628)	(15,600)	(36,673)	(49,470)
Balance Sheet Data (at December 31) (1)
Cash, cash equivalents and short-term investments	$1,819	$19,629	$2,947	$13,017	$8,887
Total assets	97,755	595,786	597,982	614,530	667,095
Long-term debt, net of current maturities	23,460	355,444	345,104	267,365	224,124
Convertible redeemable preferred stock	—	69,195	71,437	44,872	28,049
Shareholders’ equity	$53,651	$118,114	$134,700	$232,510	$326,729

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2002.

(2)	See Note 11 to the Consolidated Financial Statements for information concerning the computation of net income per common share. In 1999, net income includes acquisition-related charges of $4.8 million net of tax and a separate tax benefit of $6.3 million, which positively impacted earnings per share (“EPS”) by $0.15 per share. In 2000, net income includes acquisition-related charges of $2.7 million net of tax, which negatively impacted EPS by $0.07 per share. In 2001, net income includes acquisition-related charges of $0.2 million net of tax, fixed asset write-offs of $2.0 million net of tax and items related to debt restructuring and subordinated debt repurchase, of $7.3 million net of tax which negatively impacted EPS by $0.23 per share. Of the $9.5 million of aforementioned items in the year ended December 31, 2001, $5.5 million were non-cash items. In 2002, net income includes acquisition-related charges of $0.2 million net of tax, fixed asset write-offs of $1.8 million net of tax and items related to debt restructuring and subordinated debt repurchase of $1.4 million net of tax which negatively impacted EPS by $0.08 per share. Of the $3.4 million of aforementioned items in the year ended December 31, 2002, $2.0 million were non-cash items.

(3)

Calculated for any period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense. EBITDA includes acquisition-related charges of $4.5 million, $0.4 million, $0.4 million for the years ended December 31, 2000, 2001 and 2002, respectively and write-offs of fixed assets of $3.3 million and $2.9 million for the years ended December 31, 2001 and 2002. We consider EBITDA to be a widely accepted financial indicator of a company’s ability to service debt, fund capital expenditures and expand its business. All companies do not calculate EBITDA in the same way and therefore our EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management’s discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in Item 8 of this Report.

Background

We were incorporated in March 1989. We provide compliance services including regulated medical waste collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies and transport pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. We are also expanding into international markets through joint ventures or by licensing our proprietary technology and selling associated equipment.

Our revenues have increased from $1.6 million in 1991 to $401.5 million in 2002. We derive our revenues from services to two principal types of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste (“small account” customers) and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste (“large account” customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of December 31, 2002, we served approximately 290,000 customers.

Critical Accounting Policies and Procedures

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment on our part and complexity of reporting.

Accounts Receivable. Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than 2% of our revenues.

Revenue Recognition. We recognize revenue at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract using the cost-to-cost method. We routinely review total estimated costs to complete each contract and revise the estimated gross margin on the contract as necessary. Payments received in advance are deferred and recognized as services are provided.

Goodwill and Other Identifiable Intangible Assets. Goodwill associated with the excess purchase price over the fair value of assets acquired is currently not amortized. We have determined that our permits have indefinite lives and thus they are not amortized. This is in accordance with Statements of Financial Accounting Standards No. 142 effective for fiscal years beginning after December 15, 2001. Goodwill and permits are currently tested annually for impairment or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists, and covenants not to compete are currently amortized on the straight-line method over their estimated useful lives. We have determined that our customer lists have 40-year lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows (see Note 8 to the consolidated financial statements).

Insurance. Our insurance for worker’s compensation, vehicle liability and physical damage, and employee-related health care benefits are covered using high deductible insurance polices. A third-party administrator is used to process all such claims. We require all worker’s compensation claims to be reported within 24 hours. As a result, we accrue our worker’s compensation liability based upon the claim reserves established by the third-party administrator each month. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2001		2002
Revenues	$359,024	100.0%	$401,519	100.0%
Cost of revenues	215,959	60.2%	237,010	59.0%

Gross profit	143,065	39.8%	164,509	41.0%
Selling, general and administrative	66,086	18.4%	60,402	15.0%

Income from operations before acquisition related costs and write-offs	76,979	21.4%	104,107	25.9%
Acquisition related costs	356	0.1%	362	0.1%
Write-off of fixed assets	3,329	0.9%	2,913	0.7%

Income from operations	73,294	20.4%	100,832	25.1%

Net income	14,710	4.1%	45,724	11.4%

Depreciation and amortization	25,234	7.0%	14,981	3.7%

EBITDA	97,395	27.1%	114,039	28.4%

Earnings per share—diluted	$0.35		$1.01

Revenues. Our revenues increased $42.5 million, or 11.8%, to $401.5 million during the year ended December 31, 2002 from $359.0 million during the year ended December 31, 2001 as we continued to focus on sales to higher-margin small account customers. Revenues generated from the sale of machinery and licensing of technology internationally were $6.4 million during 2002 as compared to $7.7 million during 2001. During 2002, acquisitions less than one year old contributed approximately $18.2 million to the increase in our revenues from 2001. For the year, internal growth for small account customers increased approximately 10.2% while revenues from large account customers increased by approximately 5.2%.

Cost of Revenues. Our cost of revenues increased $21.1 million or 9.7%, to $237.0 million during the year ended December 31, 2002, from $216.0 million during the year ended December 31, 2001. The increase was primarily related to the increase in revenues during 2002 compared to 2001. Our gross margin percentage increased to 41.0% during 2002 from 39.8% during 2001 as we improved our margins on our large account business, increased our number of small account customers electing our Steri-SafeSM program partially offset by higher employee benefit, energy and insurance costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $60.4 million during the year ended December 31, 2002, from $66.1 million during the year ended December 31, 2001. This decrease was primarily a result of decreased amortization expense as a result of adopting FAS 142 partially offset by higher bad debt and legal expenses, increased marketing expenses related to the Steri-SafeSM program and higher insurance costs. Amortization decreased to $2.0 million during the year ended December 31, 2002, from $13.9 million during the year ended December 31, 2001 as a result of the adoption of FAS 142. Bad debt expense increased during 2002 to $3.4 million from $1.8 million in 2001. This increase was the result of increased write-offs and higher revenues during the year. Selling, general and administrative expenses as a percentage of revenue decreased to 15.0% during 2002 as compared to 18.4% in 2001. Excluding amortization, selling, general and administrative expenses as a percent of revenue increased to 14.6% during 2002 from 14.5% during 2001.

Income from Operations. Income from operations increased to $100.8 million during the year ended December 31, 2002 from $73.3 million during the year ended December 31, 2001. The increase was due to higher revenues combined with lower amortization expense offset by higher costs of revenues. During the year ended December 31, 2002 we wrote down idled incinerator equipment and related spare parts in the amount of $2.9 million compared to a $3.3 million write down of treatment fixed assets related to our 3CI subsidiary during the year ended December 31, 2001. Income from operations as a percentage of revenue increased to 25.1% during the year ended December 31, 2002 from 20.4% during the same period in 2001 as a result of productivity improvements and the factors described above.

EBITDA. EBITDA increased by 17.1% to $114.0 million or 28.4% of revenues for the year ended December 31, 2002, as compared to $97.4 million or 27.1% of revenues for the year ended December 31, 2001. The increase in EBITDA is primarily due to the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $21.5 million during the year ended December 31, 2002, from $35.4 million during the year ended December 31, 2001, primarily due to lower debt levels and lower interest rates during the year. Interest income remained constant at $0.4 million during 2002 as compared to 2001.

Debt extinguishment and refinancing expenses. During the year ended December 31, 2002 we repurchased $12.6 million of senior subordinated notes. As a result we incurred $1.8 million in redemption premium expenses and $0.4 million in accelerated amortization of financing fees associated with the repurchase of the senior subordinated notes. In addition we amended our bank credit facility agreement in 2002 increasing our available revolving facility to $105 million from $80 million and paid $0.2 million in financing fees. During the year ended December 31, 2001 we refinanced our senior credit facility and successfully completed an offering of 2,050,000 shares of common stock. The net proceeds were used to repay $43.8 million in senior subordinated notes. As a result we paid $1.0 million in refinancing fees and $5.4 million in redemption premium expenses and incurred $4.4 million in accelerated amortization of financing fees associated with the senior credit facility and $1.4 million in accelerated amortization of financing fees associated with the senior subordinated notes.

Income tax expense. Income tax expense for the year ended December 31, 2002 reflects an effective tax rate of approximately 39.5% for federal and state income taxes.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2000		2001
Revenues	$323,722	100.0%	$359,024	100.0%
Cost of revenues	196,345	60.7%	215,959	60.2%

Gross profit	127,377	39.3%	143,065	39.8%
Selling, general and administrative	59,457	18.4%	66,086	18.4%

Income from operations before acquisition related costs and write offs	67,920	21.0%	76,979	21.4%
Acquisition related costs	4,454	1.4%	356	0.1%
Write-off of fixed assets	—	0.7%	3,329	0.9%
Income from operations	63,466	19.6%	73,294	20.4%

Net income	14,511	4.5%	14,710	4.1%

Depreciation and amortization	23,469	7.2%	25,234	7.0%

EBITDA	86,512	26.7%	97,395	27.1%

Earnings per share—diluted	$0.36		$0.35

Revenues. Our revenues increased $35.3 million, or 10.9%, to $359.0 million during the year ended December 31, 2001 from $323.7 million during the year ended December 31, 2000 as we continued to focus on sales to higher-margin small account customers while simultaneously reviewing specified higher-revenue but lower-margin accounts with large account customers. Revenues generated from the sale of machinery and licensing of technology internationally were $7.7 million during 2001 as compared to $7.2 million during 2000. During 2001, acquisitions less than one year old contributed approximately $6.9 million to the increase in our revenues from 2000. For the year, internal growth for small account customers increased approximately 8.9% while revenues from large account customers increased by approximately 4.3%.

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

Acquisition-related costs. During the year ended December 31, 2001 we incurred integration and other acquisition costs of $0.4 million as compared to $4.5 million during the year ended December 31, 2000. These costs included severance and facility closure costs, other non-recurring acquisition-related costs, and transition related expenses.

Income from Operations. Income from operations increased to $73.3 million during the year ended December 31, 2001 from $63.5 million during the year ended December 31, 2000. The increase was due to higher revenues and lower acquisition-related costs, offset by higher costs of revenues, selling, general and administrative expenses and the write-off of fixed assets related to our 3CI subsidiary during the period. Income from operations as a percentage of revenue increased to 20.4% during the year ended December 31, 2001 from 19.6% during the same period in 2000 as a result of productivity improvements and the factors described above.

EBITDA. EBITDA increased by 12.6% to $97.4 million or 27.1% of revenues for the year ended December 31, 2001, as compared to $86.5 million or 26.7% of revenues for the year ended December 31, 2000. The increase in EBITDA is primarily due to the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $35.4 million during the year ended December 31, 2001, from $39.8 million during the year ended December 31, 2000, primarily due to lower debt levels and lower interest rates during the year. Interest income decreased to $0.4 million during 2001, from $0.6 million during 2000, primarily due to lower cash balances and lower interest rates throughout the year.

Debt extinguishment and refinancing expenses. During the year ended December 31, 2001 we refinanced our bank debt facility and successfully completed an offering of 2,050,000 shares of common stock. The net proceeds were used to repay $43.8 million in senior subordinated notes. As a result, we incurred certain cash and non-cash pre-tax expenses as follows during the year ended December 31, 2001:

	Cash	Non-cash	Total
	(in thousands)
Redemption premium upon prepayment of senior subordinated notes	$5,416	$—	$5,416
Senior credit facility refinancing fees	957	—	957
Accelerated amortization of finance fees associated with senior subordinated notes.	—	1,451	1,451
Accelerated amortization of finance fees associated with bank debt financing	—	4,408	4,408

	$6,373	$5,859	$12,232

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

The refinancing of our senior secured credit reduced the interest rates that we are charged, by reducing the applicable margin added to the relevant interest rate. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in the credit agreement. The applicable margin is based upon our leverage ratio. At December 31, 2002 the margin for interest rates on borrowings under our revolving credit facility and the Term A component is 0.50% on base rate loans and 1.50% on LIBOR loans, and the margin for interest rates on borrowings under the Term B component is 1.50% on base rate loans and 2.50% on LIBOR loans.

In January 2003, we amended our senior secured credit facility to increase our borrowing capacity by $51.0 million by reclassifying borrowings under our revolving credit facility to Term A loans. As amended, the credit facility consists of a $105 million revolving credit facility, a $112.6 million Term A loan facility and a $47.2 million Term B loan facility.

Under the credit agreement as amended in January 2003, we extended the maturity of the revolving credit component and the Term A loan component to September 2007 and extended the maturity of the Term B component to September 2008. Both term loans are repayable in quarterly installments on the last business day of March, June, September and December beginning in 2003. The required principal repayments under the Term A loan component are $5.0 million on each quarterly payment date through June 2007, with a final payment of the outstanding principal balance upon maturity in September 2007. The required principal payments under the Term B loan component are $0.2 million on each quarterly payment date through June 2008, with a final payment of the outstanding balance upon maturity in September 2008.

Our amended and restated credit facility is secured by a lien on substantially all of our assets and all of the assets of our subsidiaries (except for the assets of 3CI) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI and Medam, and 65% of our stock in our Canadian subsidiary. The amended and restated credit facility also requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. As of December 31, 2002, we had $146.8 million of borrowings outstanding under our senior secured credit facility.

Prior to June 1, 2002, the Series A convertible preferred stock bore preferential dividends, payable in additional shares of Series A convertible preferred stock, at the rate of 3.375% per annum from the date of issuance. Dividends accrued daily and accumulated annually on the anniversary of the initial issuance. In July 2002, we entered into a waiver and amendment agreement with the holders of Series A convertible preferred stock pursuant to which they agreed that, among other things, the 3.375% payment-in-kind dividends ceased to accrue after May 31, 2002.

At December 31, 2002, our working capital was $40.6 million compared to working capital of $35.0 million at December 31, 2001. The increase in working capital is primarily due to lower current portion of long term debt and higher deferred tax and prepaid asset balances partially offset by lower accounts receivable. Our prepaid assets increase was a result of paying our annual insurance premiums in advance versus financing them over the policy period as we had in the years prior to 2002 and funding the first payroll of January 2003 on December 31, 2002 due to pending bank holidays. As noted, we have available a $105.0 million revolving line of credit under our senior secured credit facility which is secured by our accounts receivable and all of our other assets. At December 31, 2002 we had $38.0 million borrowed under this line.

Net cash provided by operating activities was $96.9 million during the year ended December 31, 2002 compared to $64.6 million for the comparable period in 2001. This increase primarily reflects higher revenues and income from the business, better collections of accounts receivable in 2002 compared to 2001, lower parts and supply balances and higher accrued liability and deferred income tax balances partially offset by a lower deferred revenue balance and higher other asset balances.

Net cash used in investing activities for the year ended December 31, 2002 was $49.5 million compared to $36.7 million for the comparable period in 2001. This increase is primarily attributable to the increase in payments for acquisitions. Capital expenditures were $14.8 million for the year ended December 31, 2002, primarily for upgrades to our incinerator treatment facilities and expansion of infrastructure, compared to $16.4 million for the same period in 2001. This rate of capital spending is within the 4–5% of revenues that we anticipated spending during 2002. As of December 31, 2002 we have approximately 13% of our treatment capacity in incineration and approximately 87% in non-incineration technologies such as our proprietary ETD technology and autoclaving. Cash investments in acquisitions and international joint ventures for the year ended December 31, 2002 were $34.6 million versus $21.3 million in the comparable period in 2001.

Net cash used in financing activities was $51.9 million during the year ended December 31, 2002 compared to $17.8 million for the comparable period in 2001. During 2002 we made repayments of $81.9 million in debt and capital leases which consisted of $11.6 million in scheduled repayments and $70.3 million in prepayments. Included in prepayments was $12.6 million in repurchases of our 12 3/8% senior subordinated notes.

Our other financial obligations include $0.6 million in an industrial development revenue bond issued on behalf of and guaranteed by us to finance our Woonsocket, Rhode Island treatment facility and equipment which is due June 2017. In addition, at December 31, 2002 we have $6.2 million outstanding related to promissory notes issued in connection with acquisitions during 1997, 2000 and 2002, consisting primarily of a 2-year note issued as part of the Micro Med Industries, Inc. acquisition, which had an outstanding balance of $4.6 million at December 31, 2002.

The table below reflects our future contractual cash commitments based on our amended credit agreement and the amount of borrowing outstanding under this agreement as of January 31, 2003.

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	Payments due by period (in thousands)
Long term debt	$248,116	$23,823	$68,033	$96,104	$60,156
Capital lease obligations	3,321	1,047	2,051	223	—
Operating leases	46,881	12,869	26,388	4,883	2,741

Total contractual cash obligations	$298,318	$37,739	$96,472	$101,210	$62,897

We have not issued any guarantees to other parties that are not recorded on our balance sheet. At December 31, 2002 we had $4.3 million in stand by letters of credit issued. We anticipate that our operating cash flow together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Risk Factors

We are subject to extensive governmental regulation with which it is frequently difficult, expensive and time-consuming to comply.

The medical waste management industry is subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated medical waste. Our business requires us to obtain many permits, authorizations, approvals, certificates or other types of governmental permission from every jurisdiction where we operate.

We believe that we currently comply in all material respects with all applicable permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the applicable regulations could require us to obtain new permits or to change the way in which we operate. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.

The permits that we require, especially those to build and operate treatment plants and transfer facilities, are difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need (or at all). If we cannot obtain the permits that we need when we need them, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues.

The handling and treatment of hazardous medical waste carries with it the risk of personal injury to employees and others.

Our business requires us to handle materials that may be infectious, poisonous, corrosive or dangerous to life and property in other ways. While we strive to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and acts of God always exists. Examples of how people and property may be exposed to such materials include:

•	truck accidents;

•	damaged or leaking containers;

•	improper storage of medical waste by customers;

•	vandalism, arson or sabotage;

•	placement by customers of materials into the waste stream that we are not authorized or able to process, such as nuclear waste and certain body parts and tissues; or

•	malfunctioning treatment plant equipment.

Human beings, animals or property might be injured, sickened or damaged by exposure to medical waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us.

While we carry liability insurance intended to cover these contingencies, particular instances, claims, damages or events may occur that are not insured against or are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

The handling of medical waste exposes us to the risk of environmental liabilities, which may not be covered by insurance.

As a company engaged in medical waste management, we face risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on the businesses that generate those substances and the businesses that transport them to the facilities. Responsible parties may be liable for substantial investigation and clean-up costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations.

Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and clean-up even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable.

Our pollution liability insurance excludes liabilities under CERCLA. Thus, if we were to incur liability under CERCLA and if we could not identify other parties responsible under the law whom we can compel to contribute to our expenses, the cost to us could be substantial and could impair our profitability and reduce our liquidity. Our customer service agreements make it clear that the customer is responsible for making sure that only appropriate materials are disposed of. If there were a claim that a customer might be legally liable for, we may not be successful in recovering our damages.

The level of governmental enforcement of environmental regulations has an uncertain effect on our business and could reduce the demand for our services.

We believe that the government’s strict enforcement of laws and regulations relating to medical waste collection and treatment has been good for our business. These laws and regulations increased the demand for our services. A relaxation of standards or other changes in governmental regulation of medical waste, such as:

•	encouraging the use of landfills;

•	removing obstacles to the use of incineration and autoclaving, thus allowing the continued use of existing on-site incinerators by medical waste generators without having to incur additional compliance costs; or

•	reducing manpower and money used to enforce environmental regulations favorable to our operations;

could increase the number of competitors or reduce the need for our services.

We may be required to pay fines and penalties for violations of environmental regulations or our permits.

From time to time we are subject to governmental proceedings to enforce regulations relating to the handling and treatment of medical waste. We have had to pay fines and penalties and to undertake remedial work at our facilities. We may be subject to similar proceedings in the future. Government enforcement actions also may be initiated against us based on claims that we are violating our permits. Such proceedings could distract management attention from our business operations and any resulting fines or shut-downs could reduce our profitability.

If we are unable to acquire other medical waste businesses, our revenue and profit growth may be slowed.

Historically our growth strategy has been based in part on our ability to acquire other medical waste businesses. We do not know whether in the future we will be able to:

•	identify suitable businesses to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	improve the operations of the businesses that we buy and successfully integrate their operations into our own; or

•	avoid or overcome any concerns expressed by regulators.

We compete with other potential buyers for the acquisition of other medical waste companies. This competition may result in fewer opportunities to purchase companies that are for sale. It may also result in higher purchase prices for the businesses that we want to purchase.

In addition, we cannot be certain that we will:

•	have enough money;

•	be able to borrow enough money on reasonable terms;

•	be able to issue stock or debt instruments (like promissory notes) as consideration for the purchase;

•	or be able to raise enough money by issuing stock or through other financing methods;

to complete the purchases of the businesses that we want to acquire.

We also do not know whether our growth strategy will continue to be effective. Our business is significantly larger than before, and new acquisitions may not have the desired benefits that we have expected in the past.

The implementation of our acquisition strategy could be affected in certain instances by the concerns of state regulators, which could result in our not being able to realize the full synergies or profitability of particular acquisitions.

We may become subject to inquiries and investigations by state antitrust regulators from time to time in the course of completing acquisitions of other medical waste businesses. In order to obtain regulatory clearance for a particular acquisition, we could be required to modify certain operating practices of the acquired business or to divest ourselves of one or more assets of the acquired business. Changes in the terms of our acquisitions required by regulators or agreed to by us in order to settle regulatory investigations could impede our acquisition strategy or reduce the anticipated synergies or profitability of our acquisitions. The likelihood and outcome of inquiries and investigations from state regulators in the course of completing acquisitions cannot be predicted.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down our profits and slow our growth.

The medical waste industry is very competitive. This has required us in the past to reduce our prices, especially to large account customers, and competition may require us to reduce our prices in the future. Substantial price reductions could significantly reduce our earnings. We face important competition from a large number of small, local competitors. Because it requires very little money or technical know-how to compete with us in the collection and transport of medical waste, there are many regional and local companies in the industry. We face competition from these businesses and that competition may exist in each location to which we try to expand in the future. Our competitors could take actions that would hurt our growth strategy, including the support of regulations that could delay or prevent us from obtaining or keeping permits. They might also give financial support to citizens’ groups that oppose our plans to locate a treatment or transfer facility at a particular location.

Other sources of competition include large waste generators, such as some hospitals, who maintain their own treatment facilities. These and other yet-unidentified competitors could prevent us from obtaining new customers and could take existing customers away from us.

We require a significant amount of cash to service our substantial indebtedness, which reduces the cash available to finance our internal growth and our acquisition of other medical waste businesses.

We have a substantial amount of indebtedness. As of December 31, 2002, our total long-term indebtedness was $224.1 million, net of current maturities. We had borrowings of $38.0 million under our revolving credit facility, and we had the ability to borrow a further $67.0 million under the facility. Under the January 2003 amendment to our senior credit facility, we have scheduled debt service payments during 2003, 2004 and 2005 of $20.8 million each year.

Our ability to make payments on our indebtedness, as well as to fund our operations and future growth depends upon our ability to generate cash. Our success in doing so depends upon the results of our operations and upon general economic, financial, competitive, regulatory and other factors beyond our control.

Our indebtedness could:

•	make us more vulnerable to unfavorable economic conditions;

•	make it more difficult to pursue the acquisition of other medical waste management businesses; and

•	require us to dedicate or reserve a large portion of our cash flow from operations to making payments on our indebtedness, which would prevent us from using it for other purposes.

Restrictions in our debt instruments may limit our ability to pay dividends, incur additional debt, make acquisitions and make other investments.

Our debt instruments contain covenants that restrict our ability to make distributions to stockholders or other payments unless we satisfy certain financial tests and comply with various financial ratios. If we do not do so, our creditors could declare a default under our debt instruments, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our debt instruments may be affected by changes in economic or business conditions beyond our control.

Our debt instruments also contain covenants that limit our ability to incur additional indebtedness, acquire other businesses and make capital expenditures, and impose various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

The loss of our senior executives could affect our ability to manage our business profitably.

We depend on a small number of senior executives. Our future success will depend, among other things, upon our ability to keep these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and keeping the executives and other employees that we need. We do not have written employment agreements with our President and Chief Executive Officer or other executive officers, and officers and other key employees could leave us with little or no prior notice, either individually or as part of a group. Our loss or inability to hire key employees could impair our ability to manage our business and direct its growth.

Our expansion into foreign countries exposes us to unfamiliar regulations and may expose us to new obstacles to growth.

We plan to grow both in the United States and in foreign countries. We have established operations in Canada, Mexico, Argentina, and South Africa and have entered into ETD equipment sales and licensing agreements in Australia, Brazil and Japan.

Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•	government controls;

•	import and export license requirements;

•	political or economic insecurity;

•	trade restrictions;

•	changes in tariffs and taxes;

•	exchange rates;

•	our unfamiliarity with laws, regulations, and customs;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in staffing and managing international operations.

Foreign governments and agencies often establish permit and regulatory standards different from those in the United States. If we cannot obtain foreign regulatory approvals, or if we cannot get them when we expect, our growth and profitability from international operations could be limited. Fluctuations in currency exchange rates and increases in duty rates for ETD equipment could have similar effects.

The competitive advantages of our ETD treatment process and other aspects of our business depend on patents and proprietary rights.

We hold 21 United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Hong Kong, Mexico, Russia, South Africa, South Korea and the United Kingdom.

Pending or future patent applications may not be granted, issued patents may not provide us with competitive advantages, and our patents may be challenged by other parties. In addition, other companies may develop similar processes or avoid our patents. Litigation or administrative proceedings may be necessary to enforce the patents issued to us or to determine the scope and validity of others’ proprietary rights. Any litigation or administrative proceeding could result in substantial cost to us and distraction of our management. A ruling against us in any litigation or administrative proceeding could expose us to new competition and depress our earnings.

Our commercial success also depends on our not infringing patents issued to other parties. Patents belonging to other parties may require us to alter our processes, pay licensing fees or cease using any current or future processes, and as a result, we may be unable to license the technology rights that we may require at a reasonable cost or at all. If we cannot obtain a license to any infringing technology that we currently use, it could have a material adverse effect on our business.

We own registered and unregistered trademarks and service marks. There can be no assurance that our registered or unregistered trademarks or service marks will not infringe upon the rights of other parties. The requirement to change any of our trademarks, service marks or trade names could result in the loss of any goodwill associated with that trademark, service mark or trade name and could entail significant expense.

Our earnings could decline if we write-off intangible assets, such as goodwill.

As a result of purchase accounting for our various acquisitions, our balance sheet at December 31, 2002 contains goodwill, net of accumulated amortization, of $447.3 million and other intangible assets, net of accumulated amortization, of $20.1 million (including indefinite lived intangibles of $9.2 million). In accordance with FAS 142, in the first quarter of 2002, we began to apply new financial accounting rules under which goodwill and other indefinite lived intangibles are not amortized but are subject to annual impairment tests.

In accordance with FAS 142, on an ongoing basis, we evaluate, based upon the fair value of reporting units, whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, the value of these intangible assets may not be realized by us. If we determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.5 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

In 2001 we entered into interest rate swap agreements that effectively converted a portion of our floating-rate debt to a fixed-rate basis for two years, thus reducing the impact of interest rate changes on future interest expense. These swaps expire during the first quarter of 2003. Approximately 85% ($125 million) of our outstanding variable rate debt was covered by interest rate swap agreements at December 31, 2002. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

Item 8.    Financial Statements and Supplemental Data

Report of Independent Public Auditors

The Board of Directors

Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Items 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, in the year ended December 31, 2001, the Company changed its method of accounting for derivatives. As discussed in Note 8 to the financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill.

/s/    Ernst & Young LLP

Chicago, Illinois

February 7, 2003

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$12,737	$8,375
Short-term investments	280	512
Accounts receivable, less allowance for doubtful accounts of $3,106 in 2001 and $3,779 in 2002	65,300	62,013
Parts and supplies	6,044	4,494
Prepaid expenses	2,457	7,170
Notes receivable	4,345	823
Deferred tax asset	—	6,720
Other	7,183	4,249

Total current assets	98,346	94,356
Property, plant and equipment:
Land	7,596	7,776
Buildings and improvements	28,075	30,396
Machinery and equipment	65,409	86,661
Office equipment and furniture	10,458	11,462
Construction in progress	5,193	4,134

	116,731	140,429
Less accumulated depreciation	(33,995)	(51,928)

Property, plant and equipment, net	82,736	88,501

Other assets:
Goodwill, less accumulated amortization of $32,374	411,877	447,272
Intangible assets, less accumulated amortization of $4,510 in 2001 and $3,609 in 2002	10,775	20,110
Notes receivable	1,982	7,717
Other	8,814	9,139

Total other assets	433,448	484,238

Total assets	$614,530	$667,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$12,633	$3,933
Accounts payable	13,317	14,330
Accrued liabilities	32,509	31,810
Deferred revenue	4,920	3,681

Total current liabilities	63,379	53,754

Long-term debt, net of current portion	267,365	224,124
Deferred income taxes	3,194	30,729
Other liabilities	3,210	3,710
Redeemable preferred stock:
Series A convertible preferred stock (par value $.01 per share, 75,000 shares authorized, 45,405 shares outstanding in 2001 and 29,326 outstanding in 2002, liquidation preference of $48,735 at December 31, 2001 and $31,919 at December 31, 2002)	44,872	28,049
Common shareholders’ equity:
Common stock (par value $.01 per share, 80,000,000 shares authorized, 37,079,900 issued and outstanding in 2001, 40,437,023 issued and outstanding in 2002)	370	404
Additional paid-in capital	230,724	277,531
Treasury stock of 50,000 shares in 2002	—	(1,435)
Accumulated other comprehensive loss	(3,996)	(229)
Retained earnings	5,412	50,458

Total shareholders’ equity	232,510	326,729

Total liabilities and shareholders’ equity	$614,530	$667,095

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues	$323,722	$359,024	$401,519
Costs and expenses:
Cost of revenues	196,345	215,959	237,010
Selling, general and administrative	59,457	66,086	60,402
Write off of fixed assets	—	3,329	2,913
Acquisition related costs	4,454	356	362

Total costs and expenses	260,256	285,730	300,687

Income from operations	63,466	73,294	100,832
Other income (expense):
Interest income	558	366	431
Interest expense	(39,785)	(35,417)	(21,539)
Debt extinguishments and refinancing	—	(12,232)	(2,373)
Other expense, net	(423)	(1,495)	(1,774)

Total other income (expense)	(39,650)	(48,778)	(25,255)
Income before income taxes	23,816	24,516	75,577
Income tax expense	9,305	9,806	29,853

Net income	$14,511	$14,710	$45,724

Earnings per share—Basic	$0.40	$0.38	$1.19

Earnings per share—Diluted	$0.36	$0.35	$1.01

Weighted average number of common shares outstanding—Basic	29,758,206	31,817,790	37,868,365
Weighted average number of common shares outstanding—Diluted	40,185,688	42,200,762	45,113,171

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
OPERATING ACTIVITIES:
Net income	$14,511	$14,710	$45,724
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	160	95	—
Write off of fixed assets	—	3,329	2,913
Write off of deferred financing costs	—	5,859	367
Loss on fixed assets	—	—	341
Ineffective portion of cash flow hedges	—	384	(384)
Tax benefit of disqualifying dispositions of stock options	1,059	1,697	4,983
Depreciation	9,800	11,357	13,011
Amortization	13,669	13,877	1,970
Deferred income taxes	4,980	9,085	16,199
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,979)	6,741	7,177
Parts and supplies	(881)	(2,743)	1,845
Prepaid expenses and other assets	(4,593)	(4,776)	(3,445)
Accounts payable	66	(1,127)	(68)
Accrued liabilities	(6,686)	1,647	7,553
Deferred revenue	363	4,415	(1,239)

Net cash provided by operating activities	10,469	64,550	96,947

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(4,516)	(21,262)	(34,591)
Proceeds from maturity/(purchases) of short-term investments	502	1	(232)
Proceeds from sale of property and equipment	—	979	184
Capital expenditures	(11,586)	(16,391)	(14,831)

Net cash used in investing activities	(15,600)	(36,673)	(49,470)

FINANCING ACTIVITIES:
Net proceeds from bank lines of credit	5,000	12,171	23,000
Proceeds from long term bank debt	—	—	1,361
Repayments of senior subordinated debt	—	(43,750)	(12,610)
Repayment of long term debt	(16,428)	(37,099)	(68,416)
Payments of deferred financing costs	(631)	(173)	—
Principal payments on capital lease obligations	(1,487)	(1,525)	(879)
Net proceeds from public offering of common stock	—	49,005	—
Purchase of treasury stock	—	—	(1,435)
Net payments related to issuance of preferred stock	(300)	—	—
Proceeds from other issuances of common stock	2,299	3,565	7,058

Net cash used in financing activities	(11,547)	(17,806)	(51,921)

Effect of exchange rate changes on cash	—	—	82
Net increase (decrease) in cash and cash equivalents	(16,678)	10,071	(4,362)
Cash and cash equivalents at beginning of period	19,344	2,666	12,737

Cash and cash equivalents at end of period	$2,666	$12,737	$8,375

Non-cash activities:
Net issuances of notes payable for certain acquisitions	$250	$—	$4,962

Net issuances of common stock and warrants for certain acquisitions	$1,260	$6,250	$17,298

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2000, 2001 and 2002

(in thousands)

	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 1999	29,468	294	$136,544	$—	$(18,724)	$—	$118,114
Issuance of common stock for exercise of options and warrants and employee stock purchases	898	10	2,289	—	—	—	2,299
Common stock and warrants issued for acquisitions	52	—	1,260	—	—	—	1,260
Tax benefit of disqualifying dispositions of stock options	—	—	1,059	—	—	—	1,059
Preferred dividends	—	—	—	—	(2,543)	—	(2,543)
Net income	—	—	—	—	14,511	—	14,511

Balances at December 31, 2000	30,418	304	141,152	—	(6,756)	—	134,700
Issuance of common stock for exercise of options and warrants and employee stock purchases	726	8	3,652	—	—	—	3,660
Public offering of common stock (net of offering costs)	2,050	20	48,985	—	—	—	49,005
Conversion of Preferred Stock	3,612	36	28,990	—	—	—	29,026
Common stock and warrants issued for acquisitions	274	2	6,248	—	—	—	6,250
Tax benefit of disqualifying dispositions of stock options	—	—	1,697	—	—	—	1,697
Preferred dividends	—	—	—	—	(2,542)	—	(2,542)
Currency translation adjustment						(10)	(10)
Change in fair value of cashflow hedge						(3,986)	(3,986)
Net income	—	—	—	—	14,710	—	14,710

Comprehensive income	—	—	—	—	—	—	10,714

Balances at December 31, 2001	37,080	370	230,724	—	5,412	(3,996)	232,510
Issuance of common stock for exercise of options and warrants and employee stock purchases	857	9	7,138	—	—	—	7,147
Conversion of Preferred Stock	2,000	20	17,393	—	—	—	17,413
Common stock and warrants issued for acquisitions	500	5	17,293	—	—	—	17,298
Purchase of Treasury Stock	—	—	—	(1,435)	—	—	(1,435)
Tax benefit of disqualifying dispositions of stock options	—	—	4,983	—	—	—	4,983
Preferred dividends	—	—	—	—	(678)	—	(678)
Currency translation adjustment						16	16
Change in fair value of cashflow hedge						3,751	3,751
Net income	—	—	—	—	45,724	—	45,724

Comprehensive income	—	—	—	—	—	—	49,491

Balances at December 31, 2002	40,437	$404	$277,531	$(1,435)	$50,458	$(229)	$326,729

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Note 1—Description of Business

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries as well as our 64.5% ownership in Medam S.A. de C.V. (a Mexican company) and 67.5% common stock ownership in 3CI Complete Compliance Corporation. All significant intercompany accounts and transactions have been eliminated. In addition, we have a 33% ownership in Medam B.A. Srl (an Argentine company) and a 26.5% ownership in Evertrade Medical Waste (Pty) Ltd. (a South African company), which are both accounted for using the equity method.

Revenue Recognition:

We recognize revenue at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract using the cost-to-cost method. Payments received in advance are deferred and recognized as services are provided.

Cash Equivalents and Short-Term Investments:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit, which mature in less than one year.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and Improvement	10 to 30 years
Machinery and Equipment	3 to 10 years
Transportation Equipment	5 years
Office Equipment and Furniture	5 to 10 years
Software	3 to 7 years

During the year ended December 31, 2002 we recorded a write-down of idled incinerator equipment at our Chandler, Arizona and St. Louis, Missouri facilities of $2.5 million and $0.4 million in related spare parts.

During the year ended December 31, 2001 we recorded a write-down of idled treatment equipment at our majority-owned subsidiary, 3CI Complete Compliance Corporation, Inc. (‘3CI’) of $3.3 million. Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $9.8 million, $11.4 million and $13.0 million, respectively.

Goodwill and Intangibles:

Goodwill, for acquisitions completed prior to June 30, 2001, was amortized using the straight-line method over 25 years except for the goodwill related to our acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the “BFI acquisition”), which was being amortized over 40 years. Amortization expense for 2000 and 2001 related to goodwill was approximately $13.7 million and $13.9 million, respectively. Effective January 1, 2002 we adopted FAS 142. Accordingly, goodwill and other indefinite lived intangibles are no longer amortized but are subject to an annual impairment test. According to FAS 142, other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of 40 years. We have a non-compete intangible with a useful life of 5 years. We have determined that our permits have indefinite lives and thus they are not amortized.

Income Taxes:

Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values except for our senior subordinated notes, which are valued on the open market at approximately $78.2 million (114% of their $68.6 million carrying value at December 31, 2002). Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of account receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. These losses, when incurred, have been within the range of our expectations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where we make estimates include allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, and accrued auto and workers’ compensation insurance claims. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Derivative Instruments:

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity.” (FAS No. 133). FAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the consolidated balance sheets at fair value and establishes criteria for hedges of changes in fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the consolidated statement of income. The initial adoption of FAS No. 133 did not have a material impact on us. Upon termination of interest rate agreements, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.

Stock-Based Compensation

At December 31, 2002, we have stock-based compensation plans, which are described more fully in Note 13. We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and related interpretations in accounting for employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition of FAS123 to stock-based employee compensation.

	Year Ended December 31,
	2000	2001	2002
As reported net income	$14,511	$14,710	$45,724
Pro forma impact of stock options, net of tax	2,581	3,983	5,303
Pro forma impact of employee stock purchase plan, net of tax	—	—	61

Pro forma net income	$11,930	$10,727	$40,360

Pro forma net income per share—basic	$0.32	$0.26	$1.05

Pro forma net income per share—diluted	$0.30	$0.26	$0.90

Foreign Currency Translation:

Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income directly in equity.

Common Stock:

At the close of business on May 31, 2002 we recorded a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2002 on each share of common stock outstanding on May 16, 2002. All share and earnings per share information in these financial statements are reported on a post-split basis.

Reclassifications:

Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

Note 3—Income Taxes

At December 31, 2002, net operating loss carry forwards for federal income tax purposes have been fully utilized, excluding net operating loss carry forwards related to 3CI. We have a foreign tax credit of approximately $1.3 million, which will begin to expire beginning in 2004.

Significant components of our income tax expense for the years ended December 31, are as follows (in thousands):

	2000	2001	2002
Deferred
Federal	$4,450	$8,104	$12,965
State	530	981	2,964

	4,980	9,085	15,929
Current
Federal	3,165	326	11,490
State	1,160	395	2,434

Total Provision	$9,305	$9,806	$29,853

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, is as follows:

	2000	2001	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	5.0%	4.0%	4.7%
Non deductible goodwill amortization	0.4%	1.1%	0.0%
Change in valuation allowance	(1.2)%	0.0%	0.0%
Other	(0.1)%	(0.1)%	(0.2)%

Effective tax rate	39.1%	40.0%	39.5%

Cash payments for income taxes were $2.0 million in each of 2000 and 2001 and $3.2 million in 2002.

Our deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2001	2002
Deferred tax liabilities:
Property, plant, and equipment	$(1,661)	$(6,235)
Goodwill	(14,083)	(25,668)
Other	(69)	—

Total deferred tax liabilities	(15,813)	(31,903)
Deferred tax assets:
Accrued liabilities	2,886	5,460
Other	2,271	1,712
Net operating tax loss carryforward	12,378	7,289
Alternate minimum tax credit carryforward	569	—

Total deferred tax assets	18,104	14,460

Net deferred tax assets	2,291	(17,443)
Valuation allowance	(9,238)	(7,050)

Net deferred tax assets (liabilities)	$(6,947)	$(24,493)

At December 31, 2001 and 2002, the valuation allowance relates principally to the net operating loss carryforward at 3CI. The 3CI net operating loss carry forwards approximate $24.0 million at December 31, 2002 and expire through 2020.

Note 4—Acquisitions

During the year ended December 31, 2002, we completed the acquisition of nine domestic medical waste management businesses and our Canadian and Mexican subsidiaries each completed one acquisition. No individual acquisition was significant to our operations.

In December, we acquired all of the stock of Micro-Med Industries, Inc. and substantially all of the operating assets of three related companies, which operated in Florida, Georgia, South Carolina and North Carolina. In October we acquired all of the stock of Bridgeview, Inc., which operated principally in Pennsylvania, and we purchased the customer contracts and selected other assets of Enviromed, Inc., which operated in South Carolina. In July we purchased the customer contracts and selected other assets of Sanitec of Kentucky LLC, which operated in Kentucky. In June we purchased the customer contracts and selected other assets of Bio-Waste Industries of Central Florida, Inc., which operated in Florida. In March, we acquired all of the stock of Bio-Oxidation Services, Inc., which operated in Pennsylvania and New Jersey and several other states, the customer contracts and selected other assets of BMW Medtech of West Virginia Inc., which operated in West Virginia and the customer contracts and selected other assets of A-Medco, Inc., which operated in Texas. In addition, in March our Mexican subsidiary, Medam S.A. de C.V. (“Medam”) completed the acquisition of the majority of stock of Ecotermica de Oriente, S.A. de C.V. In January, we purchased the customer contracts and selected other assets of Bio Environmental Services, Inc., which operated in West Virginia, and our Canadian subsidiary, Stericycle, Inc. (formerly “Med-Tech Environmental Limited”) acquired all of the stock of Pyroval Inc., which operated in the province of Quebec.

In addition, we acquired additional shares of 3CI common stock and certain profit sharing rights, put rights and other rights of three stockholders of 3CI Complete Compliance Corporation, under a settlement agreement that they originally entered into with 3CI in January 1996. In December 2002, we exercised warrants to purchase 541,286 shares of common stock at $0.10 per share. In connection with these transactions, we increased our common stock ownership to 6,578,504 shares or 67.5% of its outstanding common stock.

The aggregate purchase price of these acquisitions during 2002 was approximately $55.9 million, of which approximately $33.6 million was paid in cash, $17.3 million was paid by the issuance of unregistered shares of our common stock (which, pursuant to the purchase agreements, we subsequently registered for sale), and $5.0 million was paid by the issuance of promissory notes.

During the year ended December 31, 2001, we completed the acquisition of four domestic medical waste management businesses and Medam completed one acquisition. In April, we purchased the customer contracts and selected other assets of Trans Med Ltd., which operated in New York, New Jersey and Connecticut, and also the customer contracts and selected other assets of Bio-Safe America, Inc., which operated in Florida. In July, we acquired all of the stock of American Medical Disposal, Inc., which operated in Oklahoma, Nebraska and several other states, and in December, we acquired substantially all of the assets of Integrated Environmental Systems, Inc., which operated in California and Nevada. In August, Medam acquired all of the stock of Tecnicas Medio Ambientales Winco S.A. de C.V., which was based in Mexico City. The aggregate purchase price for these acquisitions was approximately $23.3 million, of which approximately $17.0 million was paid in cash and $6.3 million was paid by the issuance of unregistered shares of our common (which, pursuant to agreement, we subsequently registered for sale).

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

On July 1, 2000 we increased our ownership in Medam, our joint venture in Mexico to 64.5% by purchasing an additional 15.5% interest from our co-venturer. We paid the purchase price of $1.6 million by combination of cash payments and warrants to purchase common stock. The increase in ownership changed our accounting method for the joint venture from the equity to the consolidation method beginning July 1, 2000.

For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 2000, 2001 and 2002 of $3.2 million, $23.3 million and $55.9 million respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price for acquisitions completed in 2000, 2001, and 2002 includes the value of 52,000, 274,886 and 500,269 shares respectively, of our common stock issued to the sellers. In certain cases, the purchase price is or was subject to downwards adjustment if revenues from customer contracts acquired failed to reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying Consolidated Balance Sheets as goodwill. Goodwill was recorded in the amounts of $19.3 million and $35.4 million during the years of 2001 and 2002 respectively. The results of operations of these acquired businesses have been included in the Consolidated Statements of Income from the date of the acquisition.

Note 5—Long Term Debt

Long-term debt consists of the following at December 31:

	2001	2002
	(in thousands)
Industrial development revenue bonds	$825	$645
Obligations under capital leases	3,719	2,841
Notes payable to bank	190,000	146,845
Senior subordinated debt	81,250	68,640
Notes payable	4,204	9,086

	279,998	228,057
Less: Current portion	12,633	3,933

Total	$267,365	$224,124

The development and purchase of substantially all of the property and equipment for our Woonsocket, Rhode Island facility was financed from the issuance of industrial development revenue bonds. The bonds are due in 2017 at a fixed interest rate of 6.5% and are collateralized by the property and equipment at the facility. The terms of an agreement entered into in connection with the issuance of the bonds contain, among other provisions, requirements for maintaining defined levels of working capital and various financial ratios including debt to net worth.

Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 2002 are as follows:

(in thousands)
2003	$3,073
2004	11,779
2005	25,346
2006	68,230
2007	47,503
Thereafter	69,285

We paid interest of $37.9 million; $33.8 million and $25.6 million for the fiscal years ended December 31, 2000, 2001 and 2002, respectively.

Property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheet is as follows at December 31:

	2001	2002
	(in thousands)
Machinery and Equipment	$43	$43
Vehicles	5,741	5,741
Less—accumulated depreciation and amortization	(2,506)	(3,663)

	$3,278	$2,121

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows (in thousands):

2003	$1,047
2004	844
2005	711
2006	496
2007	223
Thereafter	0

Total minimum lease payments	3,321
Less: amounts representing interest	(480)

Present value of net minimum lease payments	2,841
Less: Current portion	(860)

Long-term obligations under capital leases	$1,981

Senior Credit Facility

In November 1999, we established a senior secured credit facility under a credit agreement with various financial institutions. The facility consisted of a six-year revolving credit facility of $50.0 million, a six-year Term A loan in the principal amount of $75.0 million and a seven-year Term B loan in the principal amount of up to $150.0 million.

In October 2001, we refinanced our senior secured credit facility to increase the revolving credit component of the facility to $80.0 million and extend its maturity to September 2006 and to reallocate the term loan components of the facility, increasing the lower-interest Term A loan component to $100.0 million and extending its maturity to September 2006, and reducing the higher-interest Term B loan component to $75.0 million and extending its maturity to September 2007. In June 2002, we increased the revolving credit component from $80.0 million to $105.0 million. As of December 31, 2002, we had $146.8 million of borrowings outstanding under our senior secured credit facility, of which $38.0 million consisted of borrowings under the revolving credit component, $61.6 million under the Term A component and $47.2 million under the Term B component. In addition at December 31, 2002 we had $4.3 million of stand by letters of credit issued under our revolving credit component.

The refinancing of our senior secured credit facility in October 2001 reduced the interest rates that we are charged by reducing the applicable margin that is added to the relevant interest rate. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our leverage ratio. As of December 31, 2002, the margin for interest rates on borrowings under our revolving credit facility and the Term A component was 0.50% on base rate loans and 1.50% on LIBOR loans, and the margin for interest rates on borrowings under the Term B component was 1.50% on base rate loans and 2.50% on LIBOR loans. At December 31, 2002, the average rate of interest on the revolving credit facility was 2.92% per annum, the average rate of interest on the Term A loan was 2.91% per annum and the rate of interest on Term B loan was 3.91% per annum.

In January 2003, we amended our senior secured credit facility to increase our borrowing capacity by $51.0 million by reclassifying borrowings under our revolving credit facility to Term A loans. As amended, the credit facility consists of a $105 million revolving credit facility, a $112.6 million Term A loan facility and a $47.2 million Term B loan facility.

Under the credit agreement as amended in January 2003, we extended the maturity of the revolving credit component and the Term A loan component to September 2007 and extended the maturity of the Term B component to September 2008. Both term loans are repayable in quarterly installments on the last business day of March, June, September and December beginning in 2003. The required principal repayments under the Term A loan component are $5.0 million on each quarterly payment date through June 2007, with a final payment of the outstanding principal balance upon maturity in September 2007. The required principal payments under the Term B loan component are $0.2 million on each quarterly payment date through June 2008, with a final payment of the outstanding balance upon maturity in September 2008.

As a result of the January 2003 amendment to our credit facility, our payments due on long-term debt excluding capital lease obligations, during each of the next five years, including the amount of borrowings outstanding under the agreement as of January 31, 2003 are as follows:

(in thousands)
2003	$23,823
2004	25,957
2005	21,096
2006	20,980
2007	52,580
Thereafter	103,680

Our senior secured credit facility is secured by a lien on substantially all of our assets and all of the assets of our subsidiaries (except for the assets of 3CI Complete Compliance Corporation (“3CI”)) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI and our Mexican subsidiary, Medam S.A. de C.V., and 65% of our stock in our Canadian subsidiary, Stericycle, Inc. (formerly “Med-Tech Environmental Limited”). The credit agreement requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.

Senior Subordinated Notes

Our senior subordinated notes will mature on November 15, 2009. They bear a fixed rate of interest at 12 3/8% per annum, payable semiannually in arrears on each May 15 and November 15. The notes are general unsecured obligations, and are subordinated in payment to our debt under our senior secured credit facility.

In December 2001, we redeemed senior subordinated notes in the aggregate principal amount of $43.8 million. Under the trust indenture governing the notes, we had the right, on one or more occasions before November 15, 2002, to redeem up to 35% of the notes at a redemption price of 112.375% of the aggregate principal amount of notes redeemed, plus accrued interest to the redemption date, using the net cash proceeds from one or more equity offerings. We exercised this right in November 2001, using the net proceeds from the public offering of 2,050,000 shares of our common stock that we had completed earlier in the month, to redeem the maximum permissible amount of the notes. During 2002, we repurchased $12.6 million of the notes in private transactions, as the trust indenture permits. Approximately $10.5 million of the notes were purchased from certain of our directors and from investment funds associated with Bain Capital, LLC.

Other than in private transactions, we may not redeem any additional senior subordinated notes prior to November 15, 2004. We may then redeem all or any portion of the outstanding notes at a redemption price equal to the following percentages of the aggregate principal amount of notes redeemed, plus accrued interest to the redemption date:

Redemption During the Year Beginning November 15:	Percentage
2004	106.1875%
2005	104.1250%
2006	102.0625%
2007 and later	100.0000%

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

Our senior subordinated notes are guaranteed by all of our domestic subsidiaries, except 3CI, and our foreign subsidiaries. The trust indenture requires us to comply with various financial, reporting and other covenants and restrictions.

In connection with the October 2001 refinancing of our senior secured credit facility and the redemption of our senior subordinated notes we recorded debt-extinguishment expenses and refinancing expenses in the year ended December 31, 2001, which included the following:

	Cash	Non-cash	Total
	(in thousands)
Redemption premium upon prepayment of senior subordinated notes	$5,416	$—	$5,416
Senior credit facility refinancing fees	957	—	957
Accelerated amortization of finance fees associated with senior subordinated notes.	—	1,451	1,451
Accelerated amortization of finance fees associated with bank debt financing	—	4,408	4,408

	$6,373	$5,859	$12,232

As a result of the 2002 repurchases of senior subordinated notes, we incurred $1.8 million in redemption premium expenses and $0.4 million in accelerated amortization of financing fees associated with the senior subordinated notes. In connection with the June 2002 bank credit facility amendment we paid $0.2 million in financing fees.

Note 6—Accrued Liabilities

Accrued liabilities at December 31, consist of the following items (in thousands):

	2001	2002
Accrued compensation	$6,127	$7,337
Accrued vacation	2,953	3,263
Accrued acquisition related expenses	637	505
Accrued interest	3,995	2,322
Accrued insurance	5,440	9,240
Deferred tax liability	3,753	484
Accrued income tax	3	2,026
Derivative instrument obligation	4,370	232
Accrued liabilities-other	5,231	6,401

Total accrued liabilities	$32,509	$31,810

Note 7—Derivative Instruments

We have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. We have an interest rate swap agreement covering $100.0 million in principal at a 5.23% fixed interest rate expiring in January 2003 and an interest rate swap agreement covering $25.0 million in principal at a 5.19% fixed interest rate expiring in February 2003. Approximately 85% ($125 million) of our outstanding floating-rate debt was designated as hedged items to interest rate swap agreements at December 31, 2002. The differential to be paid or received is accrued monthly as an adjustment to interest expense.

The adoption of FAS 133 on January 1, 2001 resulted in a $0.2 million effect of change in accounting principle, which was recorded as other comprehensive loss. During the years ended December 31, 2001 and 2002, we recognized a net loss of $0.4 million and a net gain of $0.4 million, respectively, related to the ineffective portion of our hedging instruments in our interest expense. Activity related to the accumulated loss on derivative instruments is as follows (in thousands):

Initial adoption of FAS 133	$(225)
Change associated with current period hedge transactions	(4,145)
Amount reclassified into earnings	384

Balance at December 31, 2001	$(3,986)
Change associated with current period hedge transactions	4,138
Amount reclassified into earnings	(384)

Balance at December 31, 2002	$(232)

Note 8—Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In 2002 we performed our first annual impairment evaluation and determined that there was no impairment.

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the year ended December 31, 2002, was as follows (in thousands):

	United States	Foreign Countries	Total
Balance as of January 1, 2002	$405,926	$5,951	$411,877
Goodwill acquired during year	35,161	234	35,395

Balance as of December 31, 2002	$441,087	$6,185	$447,272

The pro forma impact of eliminating goodwill amortization for the years December 31, 2000 and 2001 is as follows:

	2000	2001
Reported net income	$14,511	$14,710
Add back: Goodwill amortization	11,641	11,626
Subtract: Tax effect of goodwill amortization	(4,552)	(4,650)

Adjusted net income	$21,600	$21,686

Basic earnings-per-share
Reported net income	$0.40	$0.38
Add back: Goodwill amortization	0.39	0.37
Subtract: Tax effect of goodwill amortization	(0.15)	(0.15)

Adjusted basic earnings per share	$0.64	$0.60

Diluted earnings-per-share
Reported net income	$0.36	$0.35
Add back: Goodwill amortization	0.29	0.28
Subtract: Tax effect of goodwill amortization	(0.11)	(0.11)

Adjusted diluted earnings per share	$0.54	$0.52

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the year ended December 31, 2002 we recorded at fair value the intangibles acquired from our acquisitions of American Medical Disposal, Inc., and its wholly owned subsidiary Environmental Health Services, Inc., Bio Environmental Services, Inc., Pyroval Inc., A-Medco, Inc., Bio-Waste Industries of Central Florida, Inc., Ecotermica de Oriente, S.A. de C.V., Enviromed, Inc., Bridgeview Inc., and Micro Med Industries Inc. We assigned $9.0 million to customer relationships with an amortization period of 40 years and we assigned $9.2 million to the facility environmental permits with an indefinite life. We have a non-compete intangible with an amortization period of 5 years from the November 1999 BFI acquisition.

As of December 31, 2002 the value of the amortizing intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$5,300	$3,356
Customer relationships	8,992	173
Other	227	80

Total	$14,519	$3,609

During the year ended December 31, 2002 the aggregate amortization expense was $2.0 million. The estimated amortization expense, in thousands, for each of the next five years is as follows for the years ended December 31:

2003	$1,324
2004	1,147
2005	264
2006	262
2007	240

Note 9—Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next thirteen years. The leases for most of the properties contain renewal provisions.

Rent expense for 2000, 2001, and 2002 was $11.2 million, $12.2 million and $14.8 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2002 for each of the next five years and in the aggregate are as follows:

(in thousands)
2003	$12,869
2004	11,082
2005	9,548
2006	5,758
2007	3,267
Thereafter	4,357

Total minimum rental payments	$46,881

Note 10—Acquisition-Related Expenses

The following table reflects the activity related to the 2000, 2001 and 2002 acquisition-related expenses: (in thousands)

	Charges in 2000	Charges in 2001	Charges in 2002
Severance and closure costs	$3,351	$—	$—
Transition expenses	1,103	356	362

Total	$4,454	$356	$362

In 2000, 2001 and 2002, we paid approximately $7.5 million, $0.8 million, and $0.2 million of these acquisition-related expenses, respectively.

Note 11—Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except (share and per share data)
Numerator:
Net income	$14,511	$14,710	$45,724
Preferred stock dividends	(2,543)	(2,542)	(678)

Numerator for basic earnings per share-income available to common stockholders	11,968	12,168	45,046
Effect of dilutive securities:
Preferred stock dividends	2,543	2,542	678

Numerator for diluted earnings per share-income available to common stockholders after assumed conversions	$14,511	$14,710	$45,724

Denominator:
Denominator for basic earnings per share-weighted-average shares	29,758,206	31,817,790	37,868,365
Effect of dilutive securities:
Employee stock options	1,281,428	1,720,668	1,753,483
Warrants	390,656	170,916	117,101
Convertible preferred stock	8,755,398	8,491,388	5,374,222

Dilutive potential common shares	10,427,482	10,382,972	7,244,806

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	40,185,688	42,200,762	45,113,171

Basic net income per share	$0.40	$0.38	$1.19

Diluted net income per share	$0.36	$0.35	$1.01

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 13.

In 2000, 2001 and 2002, options and warrants to purchase 82,942 shares, 101,460 shares and 70,752 shares respectively, at exercise prices of $12.53-$21.14, $22.51-23.67, and $22.91-$36.48 respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 12—Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation	Unrealized Losses on Derivative Instruments	Accumulated Other Comprehensive Income/ (Loss)
As of December 31, 2001	$(10)	$(3,986)	$(3,996)
As of December 31, 2002	6	(235)	(229)

Note 13—Stock Options and Warrants

Stock Options

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which in total now provides for the granting of 3,500,000 shares of our common stock in the form of stock options to employees, (but not to officers or directors). The exercise price of options granted under the 2000 Plan must be at least equal to the fair market value of the common stock on the date of the grant. All options granted to date have 10-year terms and vest over periods of up to five years after the date of grant.

In 1997, our Board of Directors and shareholders approved the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of 3,000,000 shares of common stock in the form of stock options to selected officers, directors and employees. The exercise price of options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. All options granted to date have 10-year terms and vest over periods of up to five years after the date of grant.

In 1995, our Board of Directors and shareholders approved an incentive compensation plan (the “1995 Plan”), which as amended and restated in 1996, provides for the granting of 3,000,000 shares of common stock in the form of stock options and restricted stock to employees, officers, directors and consultants. The exercise price of options granted under the 1995 Plan must be at least equal to the fair market value of the common stock on the date of grant. All options granted to date have 10-year terms and vest over periods of up to four years after the date of grant.

In June 1996, our Board of Directors adopted and in July 1996, our shareholders approved, the Directors Stock Option Plan (the “Directors Plan”). The Directors Plan, as amended, authorizes stock options for a total of 1,170,000 shares of common stock to be granted to our outside directors. Option grants are made by the Board of Directors at the times and in amounts that the Board determines, taking into account any guidelines that the Board may adopt for this purpose. The exercise price of options granted under the Directors Plan must be at least equal to the fair market value of the common stock on the date of grant. Options granted prior to April 1, 1998 vested in 16 consecutive quarterly installments; options granted after March 31, 1998 vest in 12 equal monthly installments.

Shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and warrants. These shares, which include both shares available for option grant and shares granted as options but not yet exercised, have been reserved as follows at December 31, 2002:

1995 Plan options	715,328
1996 Directors Plan options	766,802
1997 Plan options	1,623,603
2000 Plan options	3,293,116
Warrants	155,692

Total shares reserved	6,554,541

A summary of stock option information follows:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,144,718	$5.61	3,281,916	$7.33	3,646,026	$10.38
Granted	1,166,212	10.32	1,150,778	16.72	858,972	28.10
Exercised	(716,498)	4.79	(615,966)	5.95	(836,302)	8.28
Cancelled/Forfeited	(312,516)	6.99	(170,702)	6.84	(58,323)	19.41

Outstanding at end of year	3,281,916	$7.33	3,646,026	$10.38	3,610,373	$14.95
Exercisable at end of year	1,065,036	$5.73	1,283,076	$8.02	1,445,481	$11.67
Available for future grant	1,469,200		1,589,124		2,788,476

Options outstanding and exercisable as of December 31, 2002 by price range:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life In Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.00–$6.81	907,367	5.88	$5.98	539,787	$5.69
$7.19–$14.31	873,531	7.21	9.98	429,058	9.82
$15.20–$23.67	1,011,170	8.15	16.63	400,257	17.99
$27.37–$36.48	818,305	9.13	28.14	76,379	31.19

	3,610,373	7.57	$14.95	1,445,481	$11.67

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted were valued using the Black-Scholes option-pricing model. The following assumptions were used in 2000, 2001 and 2002: expected volatility of 0.61 in 2000, 0.62 in 2001 and 0.60 in 2002; risk-free interest rates ranging from 5.02% to 6.69% in 2000, 3.74% to 5.19% in 2001, and 3.01% to 4.5% in 2002; a dividend yield of 0%; and a weighted-average expected life of the option of 48 months. The weighted-average fair values of options granted during 2000, 2001 and 2002 were $5.08 per share, $8.00 per share, and $12.77 per share respectively.

Option value models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

	Year Ended December 31,
	2000	2001	2002
As reported net income	$14,511	$14,710	$45,724
Pro forma impact of stock options, net of tax	2,581	3,983	5,303
Pro forma impact of employee stock purchase plan, net of tax	—	—	61

Pro forma net income	$11,930	$10,727	$40,360

Pro forma net income per share—basic	$0.32	$0.26	$1.05

Pro forma net income per share—diluted	$0.30	$0.26	$0.90

Warrants:

In connection with a subordinated loan agreement, six directors were granted five-year warrants to purchase shares of our common stock exercisable at any time after the first anniversary of the grant date in December 1998 and January 1999. The lenders were granted warrants to purchase, in the aggregate, 37,940 shares of common stock at $7.25 per share, 87,102 shares of common stock at $7.75 per share and 118,184 shares of common stock at $8.25 per share. In 2001, warrants to purchase 13,796 shares at $7.25 per share, 38,712 shares at $7.75 per share, and 36,364 shares at $8.25 per share, were exercised. In 2002, warrants to purchase 3,450 shares at $7.25 per share, 9,678 shares at $7.75 per share, and 9,092 shares at $8.25 per share, were exercised. At December 31, 2002, warrants to purchase 20,694 shares at $7.25 per share, 38,712 shares at $7.75 per share and 72,728 shares at $8.25 per share remained outstanding and exercisable.

In June 2000, in connection with our acquisition of an additional 15% interest in Medam, we issued warrants to purchase 88,748 shares of our common stock. Of these warrants, warrants for 62,256 shares were immediately exercisable, while the remaining 26,492 shares become exercisable over five years. The exercise price of the warrants is $8.75 per share. In 2001, warrants to purchase 65,190 shares were exercised. At December 31, 2002, warrants to purchase 23,558 shares remained outstanding and included 7,666 shares which were exercisable.

Note 14—Series A Convertible Preferred Stock

In November 1999, we issued and sold 75,000 shares of Series A convertible preferred stock for $1,000 per share or $75.0 million in the aggregate, in cash, less various fees and expenses. We used the net proceeds from the sale to finance a portion of the purchase price of our BFI acquisition.

Holders of Series A convertible preferred stock converted 29,595 shares into 3,611,328 shares of our common stock in 2001 and 16,079 shares into 2,000,000 shares of our common stock in 2002. As of December 31, 2002, there were 29,326 shares of Series A convertible preferred stock issued and outstanding.

Prior to June 1, 2002, the Series A convertible preferred stock bore preferential dividends, payable in additional shares of Series A convertible preferred stock, at the rate of 3.375% per annum from the date of issuance. Dividends accrued daily and accumulated annually on the anniversary of the initial issuance. In July 2002, we entered into a waiver and amendment agreement with the holders of Series A convertible preferred stock pursuant to which they agreed that, among other things, the 3.375% payment-in-kind dividends ceased to accrue after May 31, 2002.

Holders of Series A convertible preferred stock remain entitled to share pro rata with holders of our common stock, on the basis of the number of shares of common stock into which their shares of Series A convertible preferred stock are convertible, in all other dividends and distributions.

Upon any liquidation, dissolution or winding up of the Company, holders of Series A convertible preferred stock are entitled to be paid, before any distribution or payment is made to holders of common stock, the greater of $1,000 per share plus accumulated preferential dividends and accrued and unpaid dividends not yet accumulated (the “liquidation value”) or the amount that would be payable if the Series A convertible preferred stock had been converted into common stock.

Holders of Series A convertible preferred stock are entitled to vote with holders of our common stock as a single class on each matter submitted to a vote of our stockholders. Each share of Series A convertible preferred stock has a number of votes equal to the number of votes possessed by the common stock into which the Series A convertible preferred stock is convertible.

As amended in July 2002, the corporate governance agreement that we entered into with the initial investors provides that as long as each of the two groups of initial investors and their affiliates continues to hold 25% or more of the group’s initial “underlying common stock” (i.e., the shares of common stock issuable, or previously issued, upon conversion of the group’s Series A convertible preferred stock), the group has the right, voting as a separate class, to elect one director to our Board of Directors. If the group ceases to hold 25% of its initial underlying common stock, the group’s right to elect one director will terminate. The two groups of initial investors consist of investment funds associated with Bain Capital, LLC and investment funds associated with Madison Dearborn Partners, LLC.

Each holder of Series A convertible preferred stock may at any time convert all or part of the holder’s Series A convertible preferred stock into shares of common stock. The price at which a holder may convert is $8.75 per share, subject to adjustment in certain circumstances.

Beginning in May 2002, if the closing price of our common stock exceeds 150% of the conversion price for 20 consecutive trading days, we may elect to redeem all (but not part) of the outstanding shares of Series A convertible preferred stock, at a redemption price equal to the liquidation value to the date of redemption, subject to any holder’s right to convert its shares into common stock prior to the redemption date. At any time after a change of control or, under certain circumstances, such as the occurrence of a bankruptcy event, each holder of Series A convertible preferred stock may require us to redeem all or any part of the holder’s shares at a price equal to the liquidation value per share.

Under our stock purchase agreement with the initial investors, we agreed to various covenants and restrictions. These covenants and restrictions include our grant of preemptive rights to holders of Series A convertible preferred stock under certain circumstances and our agreement to provide them with specified financial and business information.

We entered into a registration rights agreement with the initial investors requiring us, under certain circumstances, to register all or a portion of their shares of Series A convertible preferred stock under the Securities Act. As amended in July 2002, each of the two groups of initial investors has the right to two demand registrations both of which may be shelf registrations or one of which may be a firm commitment underwritten public offering and the other of which may be a shelf registration. This agreement implements the right of the initial investors to elect directors to our Board of Directors, restricts the right of the initial investors to transfer their shares of Series A convertible preferred stock, and restricts our ability to engage in certain transactions (for example, acquisitive mergers involving more than a specified amount of consideration) without the approval of holders of a majority of the underlying common stock.

Note 15—Employee Benefit Plan

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee. Our contributions for the years ended December 31 2000, 2001 and 2002 were approximately $0.8 million, $0.9 million and $1.0 million respectively.

Note 16—Employee Stock Purchase Plan

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the “ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 300,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. Every employee who has completed one year’s employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2002, 22,278 shares were issued through the ESPP.

Note 17—Non-Consolidating Joint Ventures

We have an investment in a joint venture, Medam, B.A. Srl, an Argentine corporation, which was formed to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. In 2000, we recorded

$0.5 million in revenues, related to the sale of equipment to Medam, B.A. de Srl and other licensing and consulting agreements. At December 31, 2001 and 2002 our investment in the joint venture was $2.4 million and $2.5 million, respectively, which is included in other long-term assets.

We also have invested in a joint venture, Evertrade Medical Waste (Pty) Ltd, which was formed to service the medical waste market in South Africa using our ETD technology. The joint venture company is headquartered in Johannesburg, South Africa. In 2000 and 2001, we recorded $5.1 million and $1.4 million in revenues, respectively, related to the sale of equipment to Evertrade Medical Waste (Pty) Ltd. and other licensing and consulting agreements. At December 31, 2001 and 2002 we had total receivables of $5.5 million and $2.3 million, respectively, from the joint venture related to these agreements, which are included in other current assets. In addition our investment in the joint venture at December 31, 2001 and 2002 was $1.0 million and $0.7 million, respectively, which is included in other long-term assets. We also have a joint venture investment in Evertrade Medical Waste Manufacturing Limited, which was formed to manufacture reusable tubs in South Africa. At December 31, 2001 and 2002 we had loans of $4.3 million and $5.1 million, respectively, to the joint venture, which are included in notes receivable.

Note 18—Legal Proceedings

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

In September 2002, we entered into a consent decree implementing the terms of settlement with the Arizona Attorney General’s office of its antitrust investigation relating to our December 1997 sale and purchase of medical waste assets in Utah and Arizona with BFI and our subsequent failure to provide treatment services to certain third-party haulers of medical waste at our treatment facilities in Arizona and Utah. Under the consent decree, we are required to pay a total of $0.3 million in civil penalties and attorney’s fees in quarterly installments over a three-year period, with an initial payment of $0.1 million. We are also required to provide up to 50,000 pounds per month of treatment services to third-party haulers at our Chandler, Arizona treatment facility for a five-year period at commercially competitive prices. In addition, we are required for a two-year period to rebate 25% of the amounts billed and collected from the two third-party haulers whose complaints prompted the initial investigation.

In January 2003, we reached a definitive settlement of the antitrust investigation by the Utah Attorney General’s office relating to the same issues. Under the terms of the consent decree incorporating this settlement, we agreed to pay a total of $0.6 million to the Attorney General’s office over a three-year period. We also agreed to make certain operational changes in Utah to enhance competition, including providing incineration treatment services to third-party haulers at our Salt Lake City treatment facility.

In January 2003, we were sued in federal court in Arizona by a private plaintiff alleging anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of Stericycle and BFI in the three-state area during the period in question. In March 2003, we were sued in federal court in Utah by a private plaintiff similarly alleging anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking similar class action certification. We believe that both lawsuits’ allegations are without merit.

We and certain of our officers and directors are parties to a lawsuit filed in July 2002 by a shareholder of 3CI. The lawsuit, which is filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other things, that we and 3CI’s directors (who, a majority of whom are also officers and directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI’s minority shareholders. The lawsuit is still at a very early stage. We believe that the plaintiff’s allegations are without merit.

Note 19—Products and Services and Geographic Information

Summary revenue information for the our products and services is as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Medical waste management services	$316,549	$351,316	$395,161
Proprietary equipment and technology license sales	7,173	7,708	6,358

Total	$323,722	$359,024	$401,519

Summary financial information by geographic area is as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Revenues:
United States	$304,512	$334,301	$374,100
Foreign countries	19,210	24,723	27,419

Total	$323,722	$359,024	$401,519

Long-lived assets:
United States	$494,755	$503,321	$553,392
Foreign countries	12,216	13,216	14,022

Total	$506,971	$516,537	$567,414

Revenues are attributed to countries based on the location of customers. In 2000, 2001 and 2002, we provided medical waste management services to customers in Canada and Mexico, licensed technology and sold proprietary equipment to Australian, Brazilian and Japanese companies and to joint ventures in Argentina and South Africa.

Note 20—Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2001 and 2002 (in thousands, except for per share amounts):

	First Quarter 2001	Second Quarter 2001	Third Quarter 2001	Fourth Quarter 2001
Revenues	$85,835	$88,549	$91,261	$93,379
Gross profit	34,064	35,201	36,467	37,333
Income from operations	17,998	18,862	19,730	16,704
Net income	5,017	5,594	6,335	(2,236)
*Basic earnings per common share	0.14	0.16	0.18	(0.08)
*Diluted earnings per common share	0.12	0.13	0.15	(0.05)

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
Revenues	$97,064	$99,269	$101,979	$103,207
Gross profit	38,889	40,227	42,047	43,346
Income from operations	24,041	25,337	26,605	24,849
Net income	10,631	11,523	12,136	11,434
*Basic earnings per common share	0.28	0.30	0.32	0.29
*Diluted earnings per common share	0.24	0.26	0.27	0.25

*	Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

Note 21—Subsequent Events

On January 9, 2003 we announced the completion of our acquisition of Scherer Healthcare, Inc. for a purchase price, net of cash acquired, of $26.4 million in cash. Scherer operates two business lines: (i) consumer healthcare products, and (ii) waste management services, which focuses primarily on containment, control, collection and processing of sharp-edged medical waste. Scherer’s reusable sharps programs are marketed through its Bio Systems subsidiaries in 10 Northeastern and Mid-Atlantic States plus the District of Columbia.

Concurrent with the closing of the Scherer Healthcare transaction, we announced that we had entered into voluntary assurance agreements with the Commonwealth of Massachusetts and the State of Connecticut to conclude their review of our proposed merger with Scherer. Pursuant to the substantially identical agreements, which became effective upon the closing of the merger, we agreed to sell a medical waste transfer station in Haverhill, Massachusetts that we acquired from Scherer. In addition, we agreed to continue to provide access to our transfer and disposal facilities to certain New England based medical waste collectors and to provide notice to the Attorneys General of Massachusetts and Connecticut of certain future acquisitions.

Also during January 2003 we repurchased a total of $9.1 million in principal amount of our 12 3/8% senior subordinated notes due 2009. The repurchases were made at prevailing market prices in privately negotiated transactions with two note holders. In connection with these repurchases, we paid a premium of approximately $1.4 million in addition to the principal amount of the notes and recorded $0.2 million in accelerated amortization of financing fees associated with the senior subordinated notes. These expenses will be recorded during the quarter ended March 31, 2003.

Note 22—Condensed Consolidating Financial Statements

Payments under the our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by all of our wholly-owned domestic subsidiaries, which include Bridgeview, Inc., ECCO, Micro-Med Industries, Inc., WSI, and certain other subsidiaries which have insignificant assets and operations (collectively, the “Guarantors”). Financial information concerning the Guarantors as of and for the years ended December 31, 2002, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since the Company has more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,818	$733	$6,551	$1,824	$—	$8,375
Other current assets	75,798	31,453	107,251	10,666	(31,936)	85,981

Total current assets	81,616	32,186	113,802	12,490	(31,936)	94,356
Property, plant and equipment, net	72,638	6,026	78,664	9,837	—	88,501
Goodwill, net	399,646	35,972	435,618	11,654	—	447,272
Investment in subsidiaries	98,772	767	99,539	—	(99,539)	—
Other assets	30,768	12,216	42,984	887	(6,905)	36,966

Total assets	$683,440	$87,167	$770,607	$34,868	$(138,380)	$667,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,881	$—	$3,881	$52	$—	$3,933
Other current liabilities	70,958	908	71,866	9,891	(31,936)	49,821

Total current liabilities	74,839	908	75,747	9,943	(31,936)	53,754
Long-term debt, net of current portion	221,545	—	221,545	9,484	(6,905)	224,124
Other liabilities	32,278	(387)	31,891	2,548	—	34,439
Redeemable preferred stock	28,049	—	28,049	—	—	28,049
Common shareholders’ equity	326,729	86,646	413,375	12,893	(99,539)	326,729

Total liabilities and shareholders’ equity	$683,440	$87,167	$770,607	$34,868	$(138,380)	$667,095

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,919	$833	$9,752	$2,985	$—	$12,737
Other current assets	74,095	19,585	93,680	8,304	(16,375)	85,609

Total current assets	83,014	20,418	103,432	11,289	(16,375)	98,346
Property, plant and equipment, net	70,208	1,764	71,972	10,764	—	82,736
Goodwill, net	380,526	19,252	399,778	12,099	—	411,877
Investment in subsidiaries	60,004	1,437	61,441	—	(61,441)	—
Other assets	26,981	5,589	32,570	118	(11,117)	21,571

Total assets	$620,733	$48,460	$669,193	$34,270	$(88,933)	$614,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,143	$—	$12,143	$490	$—	$12,633
Other current liabilities	60,972	817	61,789	5,332	(16,375)	50,746

Total current liabilities	73,115	817	73,932	5,822	(16,375)	63,379
Long-term debt, net of current portion	265,185	118	265,303	13,179	(11,117)	267,365
Other liabilities	5,051	—	5,051	1,353	—	6,404
Redeemable preferred stock	44,872	—	44,872	—	—	44,872
Common shareholders’ equity	232,510	47,525	280,035	13,916	(61,441)	232,510

Total liabilities and shareholders’ equity	$620,733	$48,460	$669,193	$34,270	$(88,933)	$614,530

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$349,367	$19,884	$369,251	$36,212	$(3,944)	$401,519
Cost of revenues	203,735	12,444	216,179	24,729	(3,898)	237,010
Selling, general, and administrative expense	52,829	921	53,750	6,698	(46)	60,402
Write-off of fixed assets	2,913	—	2,913	—	—	2,913
Acquisition related expenses	362	—	362	—	—	362

Total costs and expenses	259,839	13,365	273,204	31,427	(3,944)	300,687

Income from operations	89,528	6,519	96,047	4,785	—	100,832
Equity in net income (loss) of subsidiaries	6,851	1,210	8,061	—	(8,061)	—
Other (expense) income, net	(24,388)	378	(24,010)	(1,245)	—	(25,255)
Income before income taxes	71,991	8,107	80,098	3,540	(8,061)	75,577
Income tax expense	26,267	2,544	28,811	1,042	—	29,853

Net income	$45,724	$5,563	$51,287	$2,498	$(8,061)	$45,724

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$304,666	$21,147	$325,813	$35,551	$(2,340)	$359,024
Cost of revenues	179,937	12,843	192,780	25,519	(2,340)	215,959
Selling, general, and administrative expense	57,891	2,043	59,934	6,185	(33)	66,086
Write-off of fixed assets	697	—	697	2,632	—	3,329
Acquisition related expenses	356	—	356	—	—	356

Total costs and expenses	238,881	14,886	253,767	34,336	(2,373)	285,730

Income from operations	65,785	6,261	72,046	1,215	33	73,294
Equity in net income (loss) of subsidiaries	3,893	(1,209)	2,684	—	(2,684)	—
Other (expense) income, net	(47,199)	544	(46,655)	(2,090)	(33)	(48,778)

Income before income taxes	22,479	5,596	28,075	(875)	(2,684)	24,516
Income tax expense (benefit)	7,769	1,754	9,523	283	—	9,806

Net income	$14,710	$3,842	$18,552	$(1,158)	$(2,684)	$14,710

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2000

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle and Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$135,981	$158,992	$294,973	$29,580	$(831)	$323,722
Cost of revenues	78,593	96,568	175,161	22,015	(831)	196,345
Selling, general, and administrative expense	34,419	19,695	54,114	5,343	—	59,457
Acquisition related expenses	4,454	—	4,454	—	—	4,454

Total costs and expenses	117,466	116,263	233,729	27,358	(831)	260,256

Income (loss) from operations	18,515	42,729	61,244	2,222	—	63,466
Equity in net income of subsidiaries	28,001	(1,025)	26,976	—	(26,976)	—
Other (expense) income, net	(38,329)	483	(37,846)	(1,804)	—	(39,650)

Income before income taxes	8,187	42,187	50,374	418	(26,976)	23,816
Income tax (benefit) expense	(6,324)	15,462	9,138	167	—	9,305

Net income	$14,511	$26,725	$41,236	$251	$(26,976)	$14,511

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$95,066	$150	$95,216	$1,731	$—	$96,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(8,674)	(24,947)	(33,621)	(970)	—	(34,591)
Proceeds from maturity/(purchases) of short-term investments	(232)	—	(232)	—	—	(232)
Proceeds from sale of property and equipment	127	—	127	57	—	184
Capital expenditures	(12,870)	(132)	(13,002)	(1,829)	—	(14,831)

Net cash used in investing activities	(21,649)	(25,079)	(46,728)	(2,742)	—	(49,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	180	—	180	1,181	—	1,361
Repurchase of senior subordinated debt	(12,610)	—	(12,610)	—	—	(12,610)
Principal payments on capital lease obligations	(734)	(118)	(852)	(27)	—	(879)
Repayment of long term debt	(67,030)	—	(67,030)	(1,386)	—	(68,416)
Purchase of treasury stock	(1,435)	—	(1,435)	—	—	(1,435)
Net proceeds from/repayments of bank line of credit	23,000	—	23,000	—	—	23,000
Proceeds from other issuances of common stock	7,058	—	7,058	—	—	7,058
Intercompany financing of acquisitions	(24,947)	24,947	—	—	—	—

Net cash provided by (used in) financing activities	(76,518)	24,829	(51,689)	(232)	—	(51,921)
Effect of exchange rate changes on cash	—	—	—	82	—	82

Net decrease in cash and cash equivalents	$(3,101)	$(100)	$(3,201)	$(1,161)	$—	(4,362)

Cash and cash equivalents at beginning of period						12,737

Cash and cash equivalents at end of period						$8,375

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$59,230	$434	$59,664	$4,886	$—	$64,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,289)	(196)	(15,485)	(906)	—	(16,391)
Payments for acquisitions and international investments, net of cash acquired	(11,171)	(6,808)	(17,979)	(3,283)	—	(21,262)
Proceeds from sale of property and equipment	—	—	—	979	—	979
Proceeds from maturity/(purchases) of short-term investments	1	—	1	—	—	1

Net cash used in investing activities	(26,459)	(7,004)	(33,463)	(3,210)	—	(36,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of senior subordinated debt	(43,750)	—	(43,750)	—	—	(43,750)
Net proceeds from/repayments of bank line of credit	10,000	—	10,000	2,171	—	12,171
Principal payments on capital lease obligations	(1,507)	—	(1,507)	(18)	—	(1,525)
Repayment of long term debt	(35,592)	—	(35,592)	(1,507)	—	(37,099)
Payments of deferred financing costs	(173)	—	(173)	—	—	(173)
Proceeds from other issuances of common stock	3,565	—	3,565	—	—	3,565
Net proceeds from public offering of common stock	49,005	—	49,005	—	—	49,005
Intercompany financing of acquisitions	(6,808)	6,808	—	—	—	—

Net cash provided by (used in) financing activities	(25,260)	6,808	(18,452)	646	—	(17,806)

Net decrease in cash and cash equivalents	$7,511	$238	$7,749	$2,322	$—	10,071

Cash and cash equivalents at beginning of period						2,666

Cash and cash equivalents at end of period						$12,737

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2000

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,367	$3,345	$7,712	$2,757	$—	$10,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,816)	(2,109)	(10,925)	(661)	—	(11,586)
Payments for acquisitions and international investments, net of cash acquired	(3,044)	(1,456)	(4,500)	(16)	—	(4,516)
Proceeds from maturity/(purchases) of short-term investments	502	—	502	—	—	502

Net cash used in investing activities	(11,358)	(3,565)	(14,923)	(677)	—	(15,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from/repayments of line of credit	5,000	—	5,000	—	—	5,000
Principal payments on capital lease obligations	(309)	(887)	(1,196)	(291)	—	(1,487)
Repayment of long term debt	(15,012)	—	(15,012)	(1,416)	—	(16,428)
Payments of deferred financing costs	(631)	—	(631)	—	—	(631)
Proceeds from other issuances of common stock	2,299	—	2,299	—	—	2,299
Net payments related to issuance of preferred stock	(300)	—	(300)	—	—	(300)
Intercompany financing of acquisitions	(1,456)	1,456	—	—	—	—

Net cash provided by (used in) financing activities	(10,409)	569	(9,840)	(1,707)	—	(11,547)

Net (decrease) increase in cash and cash equivalents	$(17,400)	$349	$(17,051)	$373	$—	(16,678)

Cash and cash equivalents at beginning of period						19,344

Cash and cash equivalents at end of period						$2,666

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

(in thousands)

	Balance 12/31/99	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/00
Allowance for doubtful accounts	$980	$1,552	$1,996	$(903)	$3,625
Accrued severance and closure costs	3,163	3,351	—	(5,390)	1,124
Accrued transition expenses	1,009	1,103	—	(2,112)	—
Deferred tax valuation allowance	$9,587	$(999)	$—	$—	$8,588

	Balance 12/31/00	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/01
Allowance for doubtful accounts	$3,625	$1,840	$192	$(2,551)	$3,106
Accrued severance and closure costs	1,124	—	—	(843)	281
Accrued transition expenses	—	356	—	(356)	—
Deferred tax valuation allowance	$8,588	$650	$—	$—	$9,238

	Balance 12/31/01	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/02
Allowance for doubtful accounts	$3,106	$3,412	$25	$(2,764)	$3,779
Accrued severance and closure costs	281	—	—	(156)	125
Accrued transition expenses	—	362	—	(362)	—
Deferred tax valuation allowance	$9,238	$(2,188)	$—	$—	$7,050

(1)	Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors—Nominees for Director” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on May 6, 2003, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on May 6, 2003, to be filed pursuant to Regulation 14A.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Executive Compensation” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on May 6, 2003, to be filed pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the information contained under the caption “Stock Ownership—Stock Ownership of Directors and Executive Officers” and under the caption “Executive Compensation—Equity Compensation Plans” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on May 6, 2003 to be filed pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information contained under the caption “Election of Directors—Certain Transactions” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on May 6, 2003, to be filed pursuant to Regulation 14A.

Item 14.    Controls and Procedures

Within the 90 days prior to the filing date of this Report, our management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Exchange Act as “controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission’s rules and forms.” Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Financial Statements (Items 15(a)(1) and (2))

We have filed the following financial statements and schedules with this Report:

Page
Report of Independent Auditors, Ernst & Young LLP

Consolidated Financial Statements—Stericycle, Inc. and Subsidiaries

Consolidated Balance Sheets at December 31, 2001 and 2002

Consolidated Statements of Income for Each of the Years in the

Three-Year Period Ended December 31, 2002

Consolidated Statements of Cash Flows for Each of the Years in the

Three-Year Period Ended December 31, 2002

Consolidated Statements of Changes in Shareholders’ Equity

for Each of the Years in the Three-Year Period Ended December 31, 2002.

Notes to Consolidated Financial Statements

Schedule II—Valuation and Allowance Accounts

Exhibits (Item 15(a)(3))

We have filed the following exhibits with this Report:

Exhibit Index		Description	Filed with Electronic Submission
2.1	*

Stock Purchase Agreement, dated as of April 14, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 1999)

2.2	*

Asset Purchase Agreement, dated as of April 14, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed April 23, 1999)

2.3	*

First Amendment to Stock Purchase Agreement, dated as of October 22, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed October 25, 1999)

2.4	*

First Amendment to Asset Purchase Agreement, dated as of October 22, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed October 25, 1999)

2.5	*

Second Amendment to Stock Purchase Agreement, dated as of November 12, 1999, between Allied Waste Industries, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed November 29, 1999)

3.1	*	Amended and Restated Certificate of Incorporation of Stericycle, Inc. (incorporated by reference to Exhibit 3.1 to our 1996 Form S-1)

3.2	*

First Certificate of Amendment to Amended and Restated Certificate of Incorporation of Stericycle, Inc. (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)

3.3	*

Certificate of Designation Relating to Certificate of Designation Relating to Series A Convertible Preferred Stock, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed November 29, 1999)

3.4		Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of Stericycle, Inc.	x

3.5	*	Amended and Restated Bylaws of Stericycle, Inc. (incorporated by reference to Exhibit 3.2 to our 1996 Form S-1)

3.6	*	Amendment to Amended and Restated Bylaws of Stericycle, Inc. (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for 1999)

4.1	*

Amended and Restated Registration Rights Agreement, dated as of July 26, 2002, between Stericycle, Inc. and certain investors associated with Bain Capital, LLC and Madison Dearborn Partners, LLC (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed August 5, 2002)

4.2	*	Specimen certificate for shares of our Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our 1996 Form S-1)

4.3	*	Form of Common Stock Purchase Warrant in connection with December 1998 subordinated loan (incorporated by reference to Exhibit 4.1 to our 1999 Form S-3)

Exhibit Index		Description	Filed with Electronic Submission

10.1	*

Amended and Restated Credit Agreement, dated as of October 5, 2001, among Stericycle, Inc., as the borrower, various financial Institutions and other persons from time to time parties as the lenders, Bank of America, N.A., as the administrative agent for the lenders, Banc of America Securities LLC, as the lead arranger and book manager, Credit Suisse First Boston and UBS Warburg LLC, as the co-syndication agents, and Fleet National Bank, as the documentation agent (incorporated by reference to our current report on Form 8-K filed October 15, 2001)

10.2	*

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 28, 2002, among Stericycle, Inc. as the borrower, certain subsidiaries of Stericycle, Inc. as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 5, 2002)

10.3

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 27, 2003, among Stericycle, Inc. as the borrower, certain subsidiaries of Stericycle, Inc. as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent for the lenders

x

10.4	*

Indenture, dated as of November 12, 1999, among Stericycle, Inc., the guarantors named in the indenture, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to our 1999 Form S-4)

10.5	*

Amended and Restated Series A Convertible Preferred Stock Purchase Agreement, dated September 26, 1999, between Stericycle, Inc. and certain investors associated with Bain Capital, Inc. and Madison Dearborn Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 15, 1999)

10.6	*

Amendment and Waiver Agreement, dated as of July 26, 2002, between Stericycle, Inc. and certain investors associated with Bain Capital, LLC and Madison Dearborn Partners, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed August 5, 2002)

10.7	*

Amended and Restated Corporate Governance Agreement, dated as of July 26, 2002, between Stericycle, Inc. and certain investors associated with Bain Capital, LLC and Madison Dearborn Partners LLC (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 5, 2002)

10.8	*†	Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our 1996 Form S-1)

10.9	*†	First Amendment to Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to our 1999 Form S-3)

10.10	*†	Second Amendment to Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to our annual report on Form 10-K for 2001

10.11	*†	Directors Stock Option Plan (Amended and Restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.12	*†	First Amendment to Directors Stock Option Plan (Amended and Restated) (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)

10.13	*†	1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)

10.14	*†	First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3)

Exhibit Index		Description	Filed with Electronic Submission

10.15	*†	Second Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)

10.16	*	2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)

10.17	*	First Amendment to 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)

10.18	*	Second Amendment to 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)

10.19	*	Third Amendment to 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))

10.20	*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66544)

10.21	†	First Amendment to Employee Stock Purchase Plan	x

12		Statement re computation of ratios	x

21		Subsidiaries	x

23		Consent of Ernst & Young LLP	x

99.1		Certification of Chief Executive Officer	x

99.2		Certification of Chief Financial Officer	x

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

References to our “1996 Form S-1” are to our registration statement on Form S-1 as declared effective on August 22, 1996 (Registration No. 333-05665); references to our “1999 Form S-3” are to our registration statement on Form S-3 as declared effective on February 4, 1999 (Registration No. 333-60591); and references to our “1999 Form S-4” are to our registration statement on Form S-4 as declared effective on December 15, 1999 (Registration No. 333-91831).

Reports on Form 8-K (Item 15(b))

We filed one current report on Form 8-K during the fourth quarter of 2002.

We filed a current report on Form 8-K on October 28, 2002 to report that on October 19, 2002, we and our wholly-owned subsidiary, Sharps Acquisition Corporation (“Merger Sub”), had entered into an agreement and plan of merger with Scherer Healthcare, Inc., a Delaware corporation (“Scherer”) and that, pursuant to the merger agreement, Merger Sub would be merged with and into Scherer, and upon completion of the merger, Scherer would become a wholly-owned subsidiary of ours.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2003.

STERICYCLE, INC.

By	/S/ MARK C. MILLER
Mark C. Miller President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ JACK W. SCHULER	Chairman of the Board of Directors	March 24, 2003
Jack W. Schuler

/S/ MARK C. MILLER Mark C. Miller	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 24, 2003

/S/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003

/S/ JOHN P. CONNAUGHTON	Director	March 24, 2003
John P. Connaughton

/S/ ROD F. DAMMEYER	Director	March 24, 2003
Rod F. Dammeyer

/S/ PATRICK F. GRAHAM	Director	March 24, 2003
Patrick F. Graham

/S/ JOHN PATIENCE	Director	March 24, 2003
John Patience

/S/ THOMAS R. REUSCHÉ	Director	March 24, 2003
Thomas R. Reusché

/S/ L. JOHN WILKERSON, PH.D.	Director	March 24, 2003
L. John Wilkerson, Ph.D.

/S/ PETER VARDY	Director	March 24 2003
Peter Vardy

Certification

Mark C. Miller

President and Chief Executive Officer

I, Mark C. Miller, certify that:

1. I have reviewed this annual report on Form 10-K of Stericycle, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003.

/S/ MARK C. MILLER

Mark C. Miller President and Chief Executive Officer Stericycle, Inc.

Certification

Frank J.M. ten Brink

Executive Vice President and Chief Financial Officer

I, Frank J.M. ten Brink, certify that:

1. I have reviewed this annual report on Form 10-K of Stericycle, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003.

/S/ FRANK J.M. TEN BRINK

Frank J.M. ten Brink Executive Vice President and Chief Financial Officer Stericycle, Inc.