Form 10-Q
period 2003-03-31
STERICYCLE INC
filed 2003-05-06
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [  ],

    As of May 1, 2003 there were 40,749,291 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              March 31,     December 31
                                                                 2003          2002
                                                             -----------   -----------
                                                             (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents.................................. $     9,188         8,375
Short-term investments.....................................       1,141           512
Accounts receivable, less allowance for doubtful
  accounts of $4,366 in 2003 and $3,779 in 2002............      68,540        62,013
Parts and supplies.........................................       5,279         4,494
Prepaid expenses...........................................       5,109         7,170
Notes receivable...........................................         823           823
Deferred tax asset.........................................       6,579         6,720
Other......................................................       3,442         4,249
                                                             -----------   -----------
         Total current assets..............................     100,101        94,356
Property, plant and equipment, net.........................      93,552        88,501
Other assets:
Goodwill, less accumulated amortization of $32,374
  in 2003 and 2002.........................................     469,389       447,272
Intangible assets, less accumulated amortization of                  --            --
  $6,800 in 2003 and $3,609 in 2002........................      21,042        20,110
Notes receivable...........................................       7,717         7,717
Other......................................................       8,385         9,139
                                                             -----------   -----------
  Total other assets.......................................     506,533       484,238
                                                             -----------   -----------
         Total assets...................................... $   700,186   $   667,095
                                                             ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt.......................... $    25,156   $     3,933
Accounts payable...........................................      12,637        14,330
Accrued liabilities........................................      36,111        31,810
Deferred revenue...........................................       4,401         3,681
                                                             -----------   -----------
         Total current liabilities.........................      78,305        53,754
                                                             -----------   -----------
Long-term debt, net of current portion.....................     210,473       224,124
Deferred income taxes......................................      34,143        30,729
Other liabilities..........................................       4,446         3,710
Redeemable preferred stock:
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 29,326 outstanding in 2003
    and 2002, liquidation preference of $31,919 in 2003
    and 2002)..............................................      28,049        28,049
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 40,656,919 issued and outstanding in
  in 2003, 40,437,023 issued and outstanding in 2002)......         407           404
Additional paid-in capital.................................     280,680       277,531
Treasury stock.............................................      (1,435)       (1,435)
Accumulated other comprehensive loss.......................         (21)         (229)
Retained earnings..........................................      65,139        50,458
                                                             -----------   -----------
Total shareholders' equity.................................     344,770       326,729
                                                             -----------   -----------
  Total liabilities and shareholders' equity............... $   700,186   $   667,095
                                                             ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                        Three Months Ended
                                            March 31,
                                     ------------------------
                                         2003         2002
                                     ----------- ------------
Revenues........................... $   112,311  $    97,064

Costs and expenses:
  Cost of revenues.................      61,714       55,401
  Selling, general and
    administrative expenses........      15,884       13,906
  Depreciaton and amortization.....       4,264        3,563
  Acquisition related costs........          91          153
                                     -----------  -----------
     Total costs and expenses......      81,953       73,023
                                     -----------  -----------
Income from operations.............      30,358       24,041
                                     -----------  -----------
Other income (expense):
  Interest income..................         189          163
  Interest expense.................      (3,927)      (5,809)
  Debt extinguishments.............      (1,628)          --
  Other expense....................        (645)        (671)
                                     -----------  -----------
     Total other income (expense)..      (6,011)      (6,317)
                                     -----------  -----------
Income before income taxes.........      24,347       17,724
Income tax expense.................       9,666        7,093
                                     -----------  -----------
Net income......................... $    14,681  $    10,631
                                     ===========  ===========

Earnings per share - Basic......... $      0.36  $      0.27
                                     ===========  ===========

Earnings per share - Diluted....... $      0.32  $      0.24
                                     ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  40,521,598   37,222,362
                                     ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  45,843,228   44,771,952
                                     ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                       For the Three
                                                                   Months Ended March 31,
                                                                   ----------------------
                                                                      2003        2002
                                                                   ----------  ----------
OPERATING ACTIVITIES:
Net income.....................................................   $   14,681  $   10,631
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Ineffective portion of cash flow hedges....................           --        (381)
    Stock compensation expense.................................           76          --
    Write-off deferred financing fees..........................          247          --
    Deferred tax expense.......................................        3,555        (728)
    Tax benefit of disqualifying dispositions of stock options.        1,343       1,168
    Loss on sale of fixed assets...............................           72          36
    Depreciation...............................................        3,943       3,055
    Amortization...............................................          321         508
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable........................................       (2,200)      4,279
    Parts and supplies.........................................         (279)      1,653
    Prepaid expenses and other assets..........................        5,626      (2,184)
    Accounts payable...........................................       (2,643)     (3,035)
    Accrued liabilities........................................        3,368       8,106
    Deferred revenue...........................................          165      (2,037)
                                                                   ----------  ----------
Net cash provided by operating activities......................       28,275      21,071
                                                                   ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired..........................      (31,301)     (3,975)
  Short-term investments.......................................         (629)       (243)
  Proceeds from sale of equipment..............................          132          31
  Capital expenditures.........................................       (3,788)     (3,867)
                                                                   ----------  ----------
Net cash used in investing activities..........................      (35,586)     (8,054)
                                                                   ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable...................        1,132       1,181
  Net proceeds from (repayments of) senior credit facility.....       15,814     (17,687)
  Repurchase of senior subordinated debt.......................       (9,129)         --
  Repayment of long term debt..................................         (752)         --
  Payments of deferred financing costs.........................         (395)         --
  Principal payments on capital lease obligations..............         (252)        (76)
  Proceeds from issuances of common stock......................        1,733       2,028
                                                                   ----------  ----------
Net cash provided by (used in) financing activities............        8,151     (14,554)
Effect of exchange rate changes on cash........................          (27)         70
                                                                   ----------  ----------
Net increase (decrease) in cash and cash equivalents...........          813      (1,467)
Cash and cash equivalents at beginning of period...............        8,375      12,737
                                                                   ----------  ----------
Cash and cash equivalents at end of period.....................   $    9,188  $   11,270
                                                                   ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions            $       70  $    1,900

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2002, as filed with our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003.

NOTE 2-ACQUISITIONS

During the quarter ended March 31, 2003 we completed two acquisitions. In January, we completed our acquisition, by a reverse subsidiary merger, of all the common and preferred stock of Scherer Healthcare, Inc., which operated two business lines: (i) consumer healthcare products and (ii) waste management services, the latter of which focuses primarily on containment, control, collection and processing of sharp-edged medical waste. Scherer's reusable sharps programs are marketed through its Bio Systems subsidiaries in 10 northeastern and mid-Atlantic states plus the District of Columbia. In addition in January, we completed our acquisition of selected assets from Kuglen Services, Ltd., LLP, which operated in Texas. The aggregate purchase price of the two acquisitions was $31.3 million in cash, net of cash acquired.

NOTE 3--STOCK OPTIONS

During the quarter ended March 31, 2003, options to purchase 842,359 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $33.05-$35.79 per share.

Pro forma information regarding net income and net income per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted were valued using the Black-Scholes option- pricing model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                        Quarter Ended March 31,
                                        -----------------------
                                            2003       2002
                                         ---------- ---------
As reported net income.................. $  14,681  $ 10,631
Pro forma impact of stock options,
  net of tax............................     2,061     1,491
                                         ---------- ---------
Pro forma net income.................... $  12,620  $  9,140
                                         ========== =========
Pro forma net income per share-basic.... $    0.31  $   0.23
                                         ========== =========
Pro forma net income per share-diluted.. $    0.28  $   0.21
                                         ========== =========

NOTE 4-COMMON STOCK.

During the quarter ended March 31, 2003, options to purchase 219,570 shares of common stock were exercised at prices ranging from $1.00-$27.37 per share. In addition warrants with rights to purchase 7,666 shares of common stock were exercised at a price of $8.75 per share. We also issued 2,011 shares of common stock in connection with an acquisition agreement made in a previous quarter and cancelled 2,918 shares of common stock previously issued in connection with an acquisition in a previous quarter.

NOTE 5--DERIVATIVE INSTRUMENTS

We had interest rate swap agreements that effectively converted a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements expired during the quarter ended March 31, 2003.

Activity related to the accumulated loss on derivative instruments is as follows:

Balance at December 31, 2002                          $    (232)
Change in other comprehensive income associated
  with year-to-date period hedge transactions               232
                                                       ---------
Balance at March 31, 2003                             $      --
                                                       =========

NOTE 6-NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                  Three Months Ended
                                                      March 31,
                                               ------------------------
                                                  2003         2002
                                               -----------  -----------
Numerator:
   Net Income................................ $    14,681  $    10,631
   Preferred stock dividends.................           0         (404)
                                               -----------  -----------
   Numerator for basic earnings
      per share.............................. $    14,681  $    10,227
   Effective of dilutive securities:
     Preferred stock dividends...............           0          404
                                               -----------  -----------
   Numerator for diluted earnings
    per share-income available to
    common shareholders after
    assumed conversions...................... $    14,681  $    10,631
                                               ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  40,521,598   37,222,362
                                               -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,558,686    1,832,056
    Warrants.................................     115,276      123,970
    Convertible preferred stock..............   3,647,668    5,593,564
                                               -----------  -----------
  Dilutive potential shares..................   5,321,630    7,549,590
                                               -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  45,843,228   44,771,952
                                               ===========  ===========

Earnings per share - Basic................... $      0.36  $      0.27
                                               ===========  ===========

Earnings per share - Diluted................. $      0.32  $      0.24
                                               ===========  ===========

NOTE 7-COMPREHENSIVE INCOME

The components of total comprehensive income are net income, change in cumulative currency translation adjustments and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133. The following table details the total comprehensive income for the current and prior year periods.

                                               Changes in Balance Sheet
                                              -------------------------      Total
                                       Net     Currency     Derivative   Comprehensive
                                      Income  Translation   Instruments     Income
                                    --------------------------------------------------
Three months ended March 31, 2002   $  10,631  $      0     $   1,462     $   12,093
Three months ended March 31, 2003      14,681       (24)          232         14,889

NOTE 8-GOODWILL AND OTHER INTANGIBLES

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2003, was as follows (in thousands):

                                      United    Foreign
                                      States    Countries   Total
                                    ---------- --------- ----------
Balance as of January 1, 2003       $ 441,087  $  6,185  $ 447,272

Goodwill acquired during year          22,117         0     22,117
                                    ---------- --------- ----------
Balance as of March 31, 2003        $ 463,204  $  6,185  $ 469,389
                                    ========== ========= ==========

At March 31, 2003, we had $20.9 million in the goodwill balance related to the Scherer acquisition that we recently completed in which the assignment of intangibles and goodwill had not yet been determined.

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2003 we recorded at fair value the intangibles acquired in connection with our acquisition during the quarter of certain of the assets of Kuglen Services Ltd, LLP. We assigned $1.14 million to customer relationships with an amortization period of 40 years, similar to that of our other customer relationship intangibles.

NOTE 9-DEBT

In January 2003 we amended our senior secured credit facility to increase our borrowing capacity by $51.0 million by reclassifying borrowings under our revolving credit facility to Term A loans. At March 31, 2003 the credit facility consisted of a $105.0 million revolving credit facility, a $107.6 million Term A loan facility and a $47.0 million Term B loan facility. At March 31, 2003 we had $8.0 million outstanding under our revolving credit facility.

Under the credit agreement as amended in January 2003, we extended the maturity of the revolving credit component and the Term A loan component to September 2007 and extended the maturity of the Term B component to September 2008. Both term loans are repayable in quarterly installments on the last business day of March, June, September, and December beginning in 2003. The required principal repayments under the Term A loan component are $5.0 million on each quarterly payment date through June 2007, with a final payment of the outstanding principal balance upon maturity in September 2007. The required principal payments under the Term B Loan component are $0.2 million on each quarterly payment date through June 2008, with a final payment of the outstanding balance upon maturity in September 2008.

NOTE 10-LEGAL PROCEEDINGS

We operate in a highly regulated industry and are exposed to regulatory inquiries or investigations from time to time. Investigations can be initiated for a variety of reasons. We have been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to us, without having a material adverse effect on our business, financial condition or results of operations. We are also a party to various legal proceedings arising in the ordinary course of business. We believe that the resolutions of these other matters will not have a material adverse affect on our business, financial condition or results of operation.

In September 2002, we entered into a consent decree implementing the terms of settlement with the Arizona Attorney General's office of its antitrust investigation relating to our December 1997 sale and purchase of medical waste assets in Utah and Arizona with BFI and our subsequent failure to provide treatment services to certain third-party haulers of medical waste at our treatment facilities in Arizona and Utah. Under the consent decree, we are required to pay a total of $0.3 million in civil penalties and attorneys' fees in quarterly installments over a three-year period, with an initial payment of $0.1 million. We are also required to provide up to 50,000 pounds per month of incineration treatment services to third-party haulers at our Chandler, Arizona treatment facility for a five-year period at commercially competitive prices. In addition, we are required, for a two-year period to rebate 25% of the amounts billed and collected from the two third-party haulers whose complaints prompted the initial investigation.

In January 2003, we reached a definitive settlement of the antitrust investigation by the Utah Attorney General's office relating to the same issues. Under the terms of the consent decree incorporating this settlement, we agreed to pay a total of $0.6 million to the Attorney General's office over a three- year period. We also agreed to make certain operational changes in Utah to enhance competition, including providing incineration treatment services to third party haulers at our Salt Lake City treatment facility.

In January 2003, we were sued in federal court in Arizona by a private plaintiff alleging anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of Stericycle and BFI in the three-state area during the period in question. In February and March 2003, three similar suits were filed in federal court in Arizona, Colorado and Utah, and in April 2003, a fifth similar suit was filed in federal court in New Mexico. In addition, in February 2003, a sixth suit, alleging substantially the same anticompetitive conduct but not seeking class action certification, was filed in federal court in Utah. We have moved to transfer and consolidate all six lawsuits in federal court in Utah. We believe that none of the lawsuits has any merit.

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

NOTE 11--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by certain of our wholly-owned domestic subsidiaries (collectively, "the guarantors"). Financial information concerning the guarantors as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $    5,624  $     1,126  $      6,750  $     2,438  $        --  $      9,188
   Other current assets...................     82,011       23,374       105,385        9,506      (23,978)       90,913
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     87,635       24,500       112,135       11,944      (23,978)      100,101
Property, plant and equipment,
   net....................................     78,383        5,167        83,550       10,002           --        93,552
Goodwill, net.............................    433,146       24,587       457,733       11,656           --       469,389
Investment in subsidiaries................     66,005         (334)       65,671           --      (65,671)           --
Other assets..............................     38,835        3,944        42,779        1,016       (6,651)       37,144
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  704,004  $    57,864  $    761,868  $    34,618  $   (96,300) $    700,186
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $   24,424  $       268  $     24,692  $       464  $            $     25,156
   Other current liabilities..............     64,090        2,776        66,866       10,261      (23,978)       53,149
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     88,514        3,044        91,558       10,725      (23,978)       78,305
Long-term debt, net of current
   portion................................    206,709          445       207,154        9,970       (6,651)      210,473
Other liabilities.........................     35,962           --        35,962        2,627           --        38,589
Convertible preferred stock...............     28,049           --        28,049           --           --        28,049
Common shareholders' equity...............    344,770       54,375       399,145       11,296      (65,671)      344,770
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  704,004  $    57,864  $    761,868  $    34,618  $   (96,300) $    700,186
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
AUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $    5,818  $       733  $      6,551  $     1,824  $        --  $      8,375
   Other current assets...................     75,798       31,453       107,251       10,666      (31,936)       85,981
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     81,616       32,186       113,802       12,490      (31,936)       94,356
Property, plant and equipment,
   net....................................     72,638        6,026        78,664        9,837           --        88,501
Goodwill, net.............................    399,646       35,972       435,618       11,654           --       447,272
Investment in subsidiaries................     98,772          767        99,539           --      (99,539)           --
Other assets..............................     30,768       12,216        42,984          887       (6,905)       36,966
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  683,440  $    87,167  $    770,607  $    34,868  $  (138,380) $    667,095
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $    3,881  $        --  $      3,881  $        52  $        --  $      3,933
   Other current liabilities..............     70,958          908        71,866        9,891      (31,936)       49,821
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     74,839          908        75,747        9,943      (31,936)       53,754
Long-term debt, net of current
   portion................................    221,545           --       221,545        9,484       (6,905)      224,124
Other liabilities.........................     32,278         (387)       31,891        2,548           --        34,439
Convertible preferred stock...............     28,049           --        28,049           --           --        28,049
Common shareholders' equity...............    326,729       86,646       413,375       12,893      (99,539)      326,729
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  683,440  $    87,167  $    770,607  $    34,868  $  (138,380) $    667,095
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   99,184  $     5,289  $    104,473  $     8,601  $      (763) $    112,311

Cost of revenues..........................     56,104        3,724        59,828        6,078         (739)       65,167
Selling, general, and
   administrative expense.................     13,881        1,059        14,940        1,755           --        16,695
Acquisition related expenses..............         91           --            91           --           --            91
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     70,076        4,783        74,859        7,833         (739)       81,953
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     29,108          506        29,614          768          (24)       30,358
Equity in net income (loss) of
   subsidiaries...........................      1,004           17         1,021           --       (1,021)           --
Other (expense) income, net...............     (5,854)          53        (5,801)        (234)          24        (6,011)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     24,258          576        24,834          534       (1,021)       24,347
Income tax expense........................      9,577          204         9,781         (115)          --         9,666
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   14,681  $       372  $     15,053  $       649  $    (1,021) $     14,681
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   83,608  $     4,864  $     88,472  $     9,484  $      (892) $     97,064

Cost of revenues..........................     49,511        3,071        52,582        6,508         (915)       58,175
Selling, general, and
   administrative expense.................     12,931          224        13,155        1,573          (33)       14,695
Acquisition related expenses..............        153           --           153           --           --           153
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     62,595        3,295        65,890        8,081         (948)       73,023
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     21,013        1,569        22,582        1,403           56        24,041
Equity in net income (loss) of
   subsidiaries...........................      2,176          359         2,535           --       (2,535)           --
Other (expense) income, net...............     (6,125)          71        (6,054)        (263)          --        (6,317)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     17,064        1,999        19,063        1,140       (2,479)       17,724
Income tax expense (benefit)..............      6,489          625         7,114          (21)          --         7,093
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   10,575  $     1,374  $     11,949  $     1,161  $    (2,479) $     10,631
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   27,041  $       622  $     27,663  $       612  $        --  $     28,275
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................     (3,109)        (183)       (3,292)        (496)          --        (3,788)
   Proceeds from sale of equipment........        132           --           132           --                        132
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (2,601)     (28,700)      (31,301)          --           --       (31,301)
   Short-term  investments................         --           --            --         (629)          --          (629)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities          (5,578)     (28,883)      (34,461)        (496)          --       (35,586)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from senior credit facilit     15,814           --        15,814           --           --        15,814
   Principal payments on capital lease
     obligations..........................       (274)         (46)         (320)          68           --          (252)
   Repayment of long term debt............       (706)          --          (706)         (46)          --          (752)
   Repurchase of senior subordinated debt.     (9,129)          --        (9,129)          --           --        (9,129)
   Payments of deferred financing costs...       (395)          --          (395)          --           --          (395)
   Net proceeds/(repayments) from issuance
     of notes payable.....................         --           --            --        1,132           --         1,132
   Proceeds from issuance of common                                                                                   --
     stock................................      1,733           --         1,733           --           --         1,733
   Intercompany financing of acquisitions.    (28,700)      28,700            --           --           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by financing activities.    (21,657)      28,654         6,997        1,154           --         8,151
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...                      --            --          (27)                       (27)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net increase/(decrease) in cash and
   cash equivalents....................... $     (194) $       393  $        199  $     1,243  $        --           813
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         8,375
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      9,188
                                                                                                             ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   21,978  $      (400) $     21,578  $      (507) $        --  $     21,071
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................     (3,565)         (78)       (3,643)        (224)          --        (3,867)
   Proceeds from sale of equipment........         31           --            31           --                         31
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (1,004)      (2,159)       (3,163)        (812)          --        (3,975)
   Short-term investments.................       (243)          --          (243)          --           --          (243)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities          (4,781)      (2,237)       (7,018)      (1,036)          --        (8,054)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease
     obligations..........................        (28)         (32)          (60)         (16)          --           (76)
   Net proceeds/(repayments) from issuance
     of notes payable.....................         --           --            --        1,181           --         1,181
   Net repayments on senior credit facilit    (17,687)          --       (17,687)          --           --       (17,687)
   Proceeds from issuance of common
     stock................................      2,028           --         2,028           --           --         2,028
   Intercompany financing of acquisitions.     (2,159)       2,159            --           --           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash (used in) financing activities...    (17,846)       2,127       (15,719)       1,165           --       (14,554)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...                      --            --           70                         70
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $     (649) $      (510) $     (1,159) $      (308) $        --        (1,467)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                        12,737
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $     11,270
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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The following summarizes (in thousands) the Company's operations:

                                                           Three Months Ended March 31,
                                                      -----------------------------------------
                                                              2003                  2002
                                                      ------------------    -------------------
                                                         $         %           $           %
                                                      --------  --------    --------    -------
Revenues............................................ $112,311     100.0   $  97,064      100.0
Cost of revenues....................................   61,714      54.9      55,401       57.1
Depreciation........................................    3,453       3.1       2,774        2.9
                                                      --------  --------    --------    -------
Total cost of revenues..............................   65,167      58.0      58,175       59.9
Gross profit........................................   47,144      42.0      38,889       40.1
Selling, general and
  administrative expenses...........................   15,884      14.1      13,906       14.3
Depreciation........................................      490       0.4         281        0.3
Amortization........................................      321       0.3         508        0.5
Acquisition related costs...........................       91       0.1         153        0.2
                                                      --------  --------    --------    -------
Total selling, general and administrative expenses..   16,786      14.9      14,848       15.3
Income from operations..............................   30,358      27.0      24,041       24.8
Net income..........................................   14,681      13.1      10,631       11.0
Other income (expense)..............................     (645)     (0.6)       (671)      (0.7)
Depreciation and amortization.......................    4,264       3.8       3,563        3.7
EBITDA*.............................................   33,977      30.3      26,933       27.7
Earnings per share-diluted.......................... $   0.32             $    0.24
(1) Calculated for a period as the sum of net income, plus net interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functionally requirements, debt service, other commitments and uncertainties.

Revenues. Revenues increased $15.2 million, or 15.7%, to $112.3 million during the quarter ended March 31, 2003 from $97.1 million during the comparable quarter in 2002 as a result of our continued strategy of focusing on sales to higher-margin small account customers, and revenues from acquisitions completed in the quarter. International equipment related revenues were $0.7 million during the quarter as compared to $2.7 million during the comparable quarter in 2002. During the quarter ended March 31, 2003, acquisitions less than one year old contributed approximately $11.0 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased over 11% while revenues from large account customers increased by approximately 4%.

Cost of revenues. Cost of revenues increased $7.0 million to $65.2 million during the quarter ended March 31, 2003 from $58.2 million during the comparable quarter in 2002. The increase was primarily due to volume growth, acquisitions and higher insurance and employee benefit costs. Our gross margin percentage increased to 42.0% during the quarter from 40.1% during the same quarter in 2002 as benefits from better margins on our large customer business, the continued success of the Steri-SafeSM OSHA compliance program rollout, and lower variable costs offset higher fuel, benefit and insurance costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $16.7 million for the quarter ended March 31, 2003 from $14.7 million for the comparable quarter in 2002. The increase was the result of higher insurance and benefit costs and spending on the Steri-SafeSMOSHA compliance program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues decreased to 14.9% during the quarter from 15.1% during the comparable quarter in 2002.

Income from operations. Income from operations increased to $30.4 million for the quarter ended March 31, 2003 from $24.0 million for the comparable quarter in 2002. The increase was due to higher gross profit margins, partially offset by higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue increased to 27.0% during the quarter from 24.8% during the same quarter in 2002 as a result of better margins and productivity improvements.

EBITDA. EBITDA increased by 26.2% to $34.0 million or 30.3% of revenue for the quarter ended March 31, 2003, as compared to $26.9 million or 27.7% of revenue for the comparable quarter in 2002. The increase in EBITDA was primarily due to the factors described above.

Net interest expense. Net interest expense decreased to $3.9 million during the quarter ended March 31, 2003 from $5.8 million during the comparable quarter in 2002 primarily due to reduced debt and lower interest rates.

Debt extinguishments. During the quarter, we incurred a total of $1.6 million in expense related to the repurchase of $9.1 million of our 12 3/8% senior subordinated notes. This amount consisted of a $1.4 million premium to repurchase the notes and a $0.2 million non-cash write- off of associated deferred financing fees.

Income tax expense. Income tax expense increased to $9.7 million for the quarter ended March 31, 2003 from $7.1 million for the comparable quarter in 2002. The increase was due to higher taxable income. The tax rate for the quarter ended March 31, 2003 decreased to 39.7% from 40.00% in the comparable quarter in 2002 as we recognized benefits from our tax planning strategies.

Net income. Net Income increased to $14.7 million for the quarter ended March 31, 2003 from $10.6 million for the comparable quarter in 2002. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our working capital was $21.8 million compared to working capital of $40.6 million at December 31, 2002. The decrease in working capital was primarily due to higher current debt balances partially offset by higher accounts receivable balances. In January 2003 we amended our senior secured credit facility to increase our borrowing capacity by $51.0 million by reclassifying borrowings under our revolving credit facility to Term A loans. At March 31, 2003 the credit facility consisted of a $105.0 million revolving credit facility, a $107.6 million Term A loan facility and a $47.0 million Term B loan facility. At March 31, 2003 we had $8.0 million outstanding under our revolving credit facility.

Under the credit agreement as amended in January 2003, we extended the maturity of the revolving credit component and the Term A loan component to September 2007 and extended the maturity of the Term B component to September 2008. Both term loans are repayable in quarterly installments on the last business day of March, June, September, and December beginning in 2003. The required principal repayments under the Term A loan component are $5.0 million on each quarterly payment date through June 2007, with a final payment of the outstanding principal balance upon maturity in September 2007. The required principal payments under the Term B Loan component are $0.2 million on each quarterly payment date through June 2008, with a final payment of the outstanding balance upon maturity in September 2008.

Net cash provided by operating activities was $28.3 million during the quarter ended March 31, 2003 compared to $21.1 million for the comparable quarter in 2002. This increase primarily reflects higher net income and and other changes in working capital.

Net cash used in investing activities for the quarter ended March 31, 2003 was $35.6 million compared to $8.1 million for the comparable quarter in 2002. This increase is primarily attributable to the Scherer acquisition. Capital expenditures were $3.8 million for the quarter, or 3.4% of revenues, compared to $3.9 million for the same quarter in 2002. This rate of capital spending is less than the 4% of revenues that we anticipate spending during 2003. Consistent with our long-term strategy, we continually evaluate our treatment technology mix. Our preference is to reduce the incineration portion, as customers' preferences, practices and regulations will allow. At March 31, 2003 we had approximately 13% of our treatment capacity in incineration and approximately 87% in non-incineration technologies such as our proprietary ETD technology and autoclaving. Cash investments in acquisitions and international joint ventures for the quarter ended March 31, 2003 were $31.3 million versus $4.0 million in the comparable quarter in 2002.

Net cash provided in financing activities was $8.2 million during the quarter ended March 31, 2003 compared to net cash used in financing activities of $14.6 million for the comparable quarter in 2002. During the first quarter we had net borrowings of $15.8 million on our senior credit facility which were primarily to fund the Scherer acquisition. In addition we paid $10.1 million in debt and capital leases which consisted of approximately $1.0 million in scheduled repayments and $9.1 million in prepayments.

ITEM 3-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.6 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10-Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  99.1 Certification of Mark C. Miller, President and Chief Executive Officer

  99.2 Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

  Reports on Form 8-K

During the quarter ended March 31, 2003 there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2003

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

Date: May 6, 2003.

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

Date: May 6, 2003.

/s/ Frank J.M. ten Brink

Frank J.M. ten Brink

Executive Vice President

and Chief Financial Officer

Stericycle, Inc.