Form 10-Q
period 2003-06-30
STERICYCLE INC
filed 2003-08-11
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

    As of August 7, 2003 there were 41,962,873 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                June 30,      December 31
                                                                   2003          2002
                                                               -----------   -----------
                                                               (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents.................................... $     6,099         8,375
Short-term investments.......................................         700           512
Accounts receivable, less allowance for doubtful
  accounts of $4,556 in 2003 and $3,779 in 2002..............      64,730        62,013
Parts and supplies...........................................       4,820         4,494
Prepaid expenses.............................................       4,011         7,170
Notes receivable.............................................         823           823
Deferred tax asset...........................................       7,363         6,720
Other........................................................       3,820         4,249
                                                               -----------   -----------
         Total current assets................................      92,366        94,356
Property, plant and equipment, net...........................      92,938        88,501
                                                               -----------   -----------
Other assets:
Goodwill, net................................................     466,159       447,272
Intangible assets, less accumulated amortization of
  $7,165 in 2003 and $3,609 in 2002..........................      29,368        20,110
Notes receivable.............................................       7,717         7,717
Other........................................................       7,302         9,139
                                                               -----------   -----------
  Total other assets.........................................     510,546       484,238
                                                               -----------   -----------
         Total assets........................................ $   695,850   $   667,095
                                                               ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................ $    18,576   $     3,933
Accounts payable.............................................      11,281        14,330
Accrued liabilities..........................................      39,164        31,810
Deferred revenue.............................................       4,783         3,681
                                                               -----------   -----------
         Total current liabilities...........................      73,804        53,754
                                                               -----------   -----------
Long-term debt, net of current portion.......................     185,822       224,124
Deferred income taxes........................................      37,386        30,729
Other liabilities............................................       4,435         3,710
Redeemable preferred stock:
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 22,799 outstanding in 2003 and
    29,326 outstanding in 2002, liquidation preference of $24,814
    at June 30, 2003 and $31,919 at December 31, 2002).......      21,032        28,049
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 41,752,873 issued and outstanding in
  in 2003, 40,437,023 issued and outstanding in 2002)........         418           404
Additional paid-in capital...................................     293,808       277,531
Treasury stock of 50,000 shares..............................      (1,435)       (1,435)
Accumulated other comprehensive loss.........................         (81)         (229)
Retained earnings............................................      80,661        50,458
                                                               -----------   -----------
Total shareholders' equity...................................     373,371       326,729
                                                               -----------   -----------
  Total liabilities and shareholders' equity................. $   695,850   $   667,095
                                                               ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                        Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                     ------------------------  ------------------------
                                         2003         2002         2003         2002
                                     ----------- ------------  ----------- ------------
Revenues........................... $   113,135  $    99,269  $   225,446  $   196,333

Costs and expenses:
  Cost of revenues.................      61,127       56,271      122,841      111,672
  Selling, general and
    administrative expenses........      16,594       13,992       32,478       27,898
  Depreciaton and amortization.....       4,035        3,647        8,299        7,210
  Acquisition related costs........         123           22          214          175
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      81,879       73,932      163,832      146,955
                                     -----------  -----------  -----------  -----------
Income from operations.............      31,256       25,337       61,614       49,378
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................          71           98          260          261
  Interest expense.................      (3,385)      (5,516)      (7,312)     (11,325)
  Debt extinguishments.............      (1,640)        (475)      (3,268)        (475)
  Other expense....................        (561)        (350)      (1,206)      (1,021)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (5,515)      (6,243)     (11,526)     (12,560)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      25,741       19,094       50,088       36,818
Income tax expense.................      10,219        7,571       19,885       14,664
                                     -----------  -----------  -----------  -----------
Net income......................... $    15,522  $    11,523  $    30,203  $    22,154
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.38  $      0.30  $      0.74  $      0.57
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.34  $      0.26  $      0.66  $      0.49
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  41,151,941   37,523,591   40,838,510   37,371,309
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  46,105,360   45,146,640   45,976,560   44,959,087
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                   For the Six
                                                               Months Ended June 30,
                                                              ----------------------
                                                                  2003        2002
                                                              ----------  ----------
OPERATING ACTIVITIES:
Net income.................................................. $   30,203  $   22,154
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Ineffective portion of cash flow hedges...................       --        (381)
    Stock compensation expense..............................         76          --
    Write-off deferred financing fees.......................        484          --
    Deferred tax expense....................................      6,014          --
    Tax benefit of disqualifying dispositions of stock optio      3,537       1,168
    Loss on sale of fixed assets............................         72         201
    Depreciation............................................      7,613       6,194
    Amortization............................................        686       1,016
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.....................................        930       5,381
    Parts and supplies......................................        144       1,453
    Prepaid expenses and other assets.......................      7,105       2,032
    Accounts payable........................................     (3,978)     (1,931)
    Accrued liabilities.....................................      6,406      13,956
    Deferred revenue........................................        547      (1,805)
                                                              ----------  ----------
Net cash provided by operating activities...................     59,839      49,438
                                                              ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired.......................    (33,713)    (10,070)
  Short-term investments....................................       (188)       (358)
  Proceeds from sale of equipment...........................        183          55
  Capital expenditures......................................     (9,158)     (7,413)
                                                              ----------  ----------
Net cash used in investing activities.......................    (42,876)    (17,786)
                                                              ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable................      1,132       1,181
  Net repayments of senior credit facility..................     (4,186)       (894)
  Repurchase of senior subordinated debt....................    (17,775)     (1,626)
  Repayment of long-term debt...............................     (3,093)    (37,687)
  Payments of deferred financing costs......................       (395)         --
  Principal payments on capital lease obligations...........       (496)       (376)
  Proceeds from issuances of common stock...................      5,661       3,817
                                                              ----------  ----------
Net cash used in financing activities.......................    (19,152)    (35,585)
Effect of exchange rate changes on cash.....................        (87)        106
                                                              ----------  ----------
Net decrease in cash and cash equivalents...................     (2,276)     (3,827)
Cash and cash equivalents at beginning of period............      8,375      12,737
                                                              ----------  ----------
Cash and cash equivalents at end of period.................. $    6,099  $    8,910
                                                              ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions       $       70  $    2,298

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2002, as filed with our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003.

NOTE 2-ACQUISITIONS

During the quarter ended June 30, 2003 we completed one acquisition and our majority owned subsidiary, 3CI Complete Compliance Corporation ("3CI"), completed one acquisition. In June, we acquired selected assets of Environmental Management Group, Inc., which operated in Ohio and Kentucky. Also in June, 3CI acquired selected assets of PMT USA, Inc, dba Air & Sea Environmental, which operated in southeast Texas.

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

The aggregate purchase price of the four acquisitions in the six months ended June 30, 2003 was $33.7 million in cash, net of cash acquired.

NOTE 3--STOCK OPTIONS

During the quarter ended June 30, 2003, options to purchase 68,100 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $37.92-$41.29 per share. Also during the quarter ended June 30, 2003, options to purchase 46,488 shares of common stock were granted to outside directors. These options vest ratably over a one-year period and have an exercise price of $41.00 per share.

During the quarter ended March 31, 2003, options to purchase 840,279 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $33.05-$35.79 per share.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                         Quarter Ended June 30,   Six Months Ended June 30,
                                         -------------------------------------------------
                                            2003         2002        2003          2002
                                         ----------   ---------   ----------   -----------
As reported net income.................. $  15,522    $ 11,523    $  30,203    $   22,154
Pro forma impact of stock options,
  net of tax............................     1,578       1,387        3,636         2,883
                                         ----------   ---------   ----------   -----------
Pro forma net income.................... $  13,944    $ 10,136    $  26,567    $   19,271
                                         ==========   =========   ==========   ===========
Pro forma net income per share-basic.... $    0.34    $   0.26    $    0.65    $     0.50
                                         ==========   =========   ==========   ===========
Pro forma net income per share-diluted.. $    0.31    $   0.23    $    0.58    $     0.43
                                         ==========   =========   ==========   ===========

NOTE 4-COMMON STOCK.

During the quarter ended June 30, 2003, options to purchase 287,403 shares of common stock were exercised at prices ranging from $3.875-$34.47 per share. We also issued 11,554 shares of common stock in connection with our employee stock purchase plan. In addition, the holders of our convertible preferred stock converted 6,527 shares into 812,000 shares of our common stock during the quarter.

During the quarter ended March 31, 2003, options to purchase 219,570 shares of common stock were exercised at prices ranging from $1.00- $27.37 per share. In addition, warrants with rights to purchase 7,666 shares of common stock were exercised at a price of $8.75 per share. We also issued 2,011 shares of common stock in connection with an acquisition agreement made in a previous quarter and cancelled 2,918 shares of common stock previously issued in connection with an acquisition in a previous quarter.

NOTE 5-NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                  Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               ------------------------  ------------------------
                                                  2003         2002         2003         2002
                                               -----------  ----------- ------------  -----------
Numerator:
   Net Income................................ $    15,522  $    11,523  $    30,203  $    22,154
   Preferred stock dividends.................           0         (274)           0         (678)
                                               -----------  -----------  -----------  -----------
   Numerator for basic earnings
      per share.............................. $    15,522  $    11,249  $    30,203  $    21,476
   Effective of dilutive securities:
     Preferred stock dividends...............           0          274            0          678
                                               -----------  -----------  -----------  -----------
   Numerator for diluted earnings
    per share-income available to
    common shareholders after
    assumed conversions...................... $    15,522  $    11,523  $    30,203  $    22,154
                                               ===========  ===========  ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  41,151,941   37,523,591   40,838,510   37,371,309
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,529,665    1,866,479    1,545,564    1,850,349
    Warrants.................................     117,306      119,214      116,369      121,848
    Convertible preferred stock..............   3,306,448    5,637,356    3,476,117    5,615,581
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................   4,953,419    7,623,049    5,138,050    7,587,778
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  46,105,360   45,146,640   45,976,560   44,959,087
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.38  $      0.30  $      0.74  $      0.57
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.34  $      0.26  $      0.66  $      0.49
                                               ===========  ===========  ===========  ===========

NOTE 6--COMPREHENSIVE INCOME

The components of total comprehensive income are net income, change in cumulative currency translation adjustments and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133. The following table details the total comprehensive income for the current and prior year periods.

                                                   Changes in Balance Sheet
                                                -----------------------------     Total
                                       Net      Currency        Derivative    Comprehensive
                                      Income    Translation     Instruments      Income
                                    -------------------------------------------------------
Three months ended June 30, 2002    $  11,523  $     37        $      --       $   11,560
Three months ended June 30, 2003       15,522       (60)              --           15,462
Six months ended June 30, 2002         22,154        37            1,462           23,653
Six months ended June 30, 2003         30,203       (84)             232           30,351

NOTE 7 -GOODWILL AND OTHER INTANGIBLES

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2003, was as follows (in thousands):

                                      United    Foreign
                                      States    Countries   Total
                                    ---------- --------- ----------
Balance as of January 1, 2003       $ 441,087  $  6,185  $ 447,272

Goodwill acquired during year          18,887        --     18,887
                                    ---------- --------- ----------
Balance as of June 30, 2003         $ 459,974  $  6,185  $ 466,159
                                    ========== ========= ==========

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended June 30, 2003 we recorded at fair value the intangibles acquired in connection with our acquisitions of Scherer Healthcare, Inc. in January 2003 and Environmental Management Group in June 2003. We assigned $5.1 million to customer relationships with an amortization period of 40 years, similar to that of our other customer relationship intangibles, $1.5 million to trademarks with an amortization period of 40 years and $1.8 million to environmental permits which have been determined to have an indefinite life. Also, our majority owned subsidiary, 3CI, assigned $0.2 million to customer relationships with an amortization period of 40 years in connection with their acquisiton of PMT USA, Inc. in June 2003.

During the quarter ended March 31, 2003 we recorded at fair market value the intangibles acquired in connection with our acquisition during the quarter of certain of the assets of Kuglen Services Ltd, LLP. We assigned $1.14 million to customer relationships with an amortization period of 40 years, similar to that of our other customer relationship intangibles.

During the quarter ended June 30, 2003 we performed our annual goodwill impairment evaluation and determined that none of our recorded goodwill was impaired.

NOTE 8-NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (ARB) No. 51" (the "Interpretation"). The Interpretation introduces a new consolidation model which determines control and consolidation based on potential variablility in gains and losses of the entity being evaluated for consolidation. The Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact of the Interpretation on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management believes there will be no impact of this Statement on our consolidated financial statements.

NOTE 9-LEGAL PROCEEDINGS

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

In September 2002, we entered into a consent decree implementing the terms of settlement with the Arizona Attorney General's office of its antitrust investigation relating to our December 1997 sale and purchase of medical waste assets in Utah and Arizona with Browning-Ferris Industries, Inc. ("BFI") and our subsequent failure to provide treatment services to certain third-party haulers of medical waste at our treatment facilities in Arizona and Utah. Under the consent decree, we are required to pay a total of $0.3 million in civil penalties and attorneys' fees in quarterly installments over a three-year period, with an initial payment of $0.1 million. We are also required to provide up to 50,000 pounds per month of incineration treatment services to third-party haulers at our Chandler, Arizona treatment facility for a five-year period at commercially competitive prices. In addition, we are required, for a two-year period, to rebate 25% of the amounts billed and collected from the two third-party haulers whose complaints prompted the initial investigation.

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

We and certain of our officers and directors are parties to a lawsuit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI Complete Compliance Corporation ("3CI"). The lawsuit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other things, that we and 3CI's directors (who, in all but one case, are also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI's minority shareholders. The lawsuit is still at a very early stage. We believe that the plaintiff's claims are without merit.

In May 2003, 3CI, at the direction of its independent directors, filed a declaratory judgment action in state court in Texas to resolve a disagreement with us over the proper rate of conversion of the shares of 3CI's preferred stock held by our wholly-owned subsidiary, Waste Systems, Inc. ("WSI"). The plaintiff in the Louisiana lawsuit described in the preceding paragraph has intervened in this declaratory judgement action, making substantially the same allegations. The declaratory judgement action is at a very early stage.

NOTE 10--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by certain of our wholly-owned domestic subsidiaries (collectively, "the guarantors"). Financial information concerning the guarantors as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $    2,335  $       735  $      3,070  $     3,029  $        --  $      6,099
   Other current assets...................     78,544       24,830       103,374        9,154      (26,261)       86,267
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     80,879       25,565       106,444       12,183      (26,261)       92,366
Property, plant and equipment,
   net....................................     77,989        5,025        83,014        9,924           --        92,938
Goodwill, net.............................    436,228       18,029       454,257       11,902           --       466,159
Investment in subsidiaries................     68,563          143        68,706           --      (68,706)           --
Other assets..............................     38,305       11,154        49,459        1,234       (6,306)       44,387
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  701,964  $    59,916  $    761,880  $    35,243  $  (101,273) $    695,850
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $   17,970  $       270  $     18,240  $       336  $            $     18,576
   Other current liabilities..............     67,719        2,773        70,492       10,997      (26,261)       55,228
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     85,689        3,043        88,732       11,333      (26,261)       73,804
Long-term debt, net of current
   portion................................    182,578          379       182,957        9,171       (6,306)      185,822
Other liabilities.........................     39,294           --        39,294        2,527           --        41,821
Redeemable preferred stock................     21,032           --        21,032           --           --        21,032
Common shareholders' equity...............    373,371       56,494       429,865       12,212      (68,706)      373,371
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  701,964  $    59,916  $    761,880  $    35,243  $  (101,273) $    695,850
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
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $    3,881  $        --  $      3,881  $        52  $        --  $      3,933
   Other current liabilities..............     70,958          908        71,866        9,891      (31,936)       49,821
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     74,839          908        75,747        9,943      (31,936)       53,754
Long-term debt, net of current
   portion................................    221,545           --       221,545        9,484       (6,905)      224,124
Other liabilities.........................     32,278         (387)       31,891        2,548           --        34,439
Redeemable preferred stock................     28,049           --        28,049           --           --        28,049
Common shareholders' equity...............    326,729       86,646       413,375       12,893      (99,539)      326,729
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  683,440  $    87,167  $    770,607  $    34,868  $  (138,380) $    667,095
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   99,707  $     5,738  $    105,445  $     8,547  $      (857) $    113,135

Cost of revenues..........................     55,867        3,830        59,697        5,416         (820)       64,293
Selling, general, and
   administrative expenses................     14,627        1,043        15,670        1,793           --        17,463
Acquisition related costs.................        123           --           123           --           --           123
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     70,617        4,873        75,490        7,209         (820)       81,879
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     29,090          865        29,955        1,338          (37)       31,256
Equity in net income (loss) of
   subsidiaries...........................      1,296          328         1,624           --       (1,624)           --
Other (expense) income, net...............     (5,351)         (28)       (5,379)        (173)          37        (5,515)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     25,035        1,165        26,200        1,165       (1,624)       25,741
Income tax expense........................      9,513          320         9,833          386           --        10,219
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   15,522  $       845  $     16,367  $       779  $    (1,624) $     15,522
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   87,049  $     4,584  $     91,633  $     8,546  $      (910) $     99,269

Cost of revenues..........................     51,298        2,726        54,024        5,928         (910)       59,042
Selling, general, and
   administrative expenses................     13,224          156        13,380        1,488           --        14,868
Acquisition related costs.................         22           --            22           --           --            22
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     64,544        2,882        67,426        7,416         (910)       73,932
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     22,505        1,702        24,207        1,130           --        25,337
Equity in net income (loss) of
   subsidiaries...........................      1,921          224         2,145           --       (2,145)           --
Other (expense) income, net...............     (6,006)         190        (5,816)        (427)          --        (6,243)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     18,420        2,116        20,536          703       (2,145)       19,094
Income tax expense (benefit)..............      6,897          675         7,572           (1)          --         7,571
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   11,523  $     1,441  $     12,964  $       704  $    (2,145) $     11,523
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  198,891  $    11,027  $    209,918  $    17,148  $    (1,620) $    225,446

Cost of revenues..........................    111,971        7,554       119,525       11,494       (1,559)      129,460
Selling, general, and
   administrative expenses................     28,508        2,102        30,610        3,548           --        34,158
Acquisition related costs.................        214           --           214           --           --           214
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    140,693        9,656       150,349       15,042       (1,559)      163,832
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     58,198        1,371        59,569        2,106          (61)       61,614
Equity in net income (loss) of
   subsidiaries...........................      2,300          345         2,645           --       (2,645)           --
Other (expense) income, net...............    (11,205)          25       (11,180)        (407)          61       (11,526)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     49,293        1,741        51,034        1,699       (2,645)       50,088
Income tax expense........................     19,090          524        19,614          271           --        19,885
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   30,203  $     1,217  $     31,420  $     1,428  $    (2,645) $     30,203
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  170,657  $     9,448  $    180,105  $    18,030  $    (1,802) $    196,333

Cost of revenues..........................    100,809        5,797       106,606       12,436       (1,825)      117,217
Selling, general, and
   administrative expenses................     26,155          380        26,535        3,061          (33)       29,563
Acquisition related costs.................        175           --           175           --           --           175
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    127,139        6,177       133,316       15,497       (1,858)      146,955
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     43,518        3,271        46,789        2,533           56        49,378
Equity in net income (loss) of
   subsidiaries...........................      4,097          583         4,680           --       (4,680)           --
Other (expense) income, net...............    (12,132)         262       (11,870)        (690)          --       (12,560)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     35,483        4,116        39,599        1,843       (4,624)       36,818
Income tax expense (benefit)..............     13,386        1,300        14,686          (22)          --        14,664
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   22,097  $     2,816  $     24,913  $     1,865  $    (4,624) $     22,154
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   57,954  $       429  $     58,383  $     1,456  $        --  $     59,839
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................     (8,350)        (317)       (8,667)        (491)          --        (9,158)
   Proceeds from sale of equipment........        175           --           175            8                        183
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (4,845)     (28,868)      (33,713)          --           --       (33,713)
   Short-term  investments................         63           --            63         (251)          --          (188)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash (used in) investing activities       (12,957)     (29,185)      (42,142)        (734)          --       (42,876)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of senior credit facility    (4,186)          --        (4,186)          --           --        (4,186)
   Principal payments on capital lease
     obligations..........................       (404)        (110)         (514)          18           --          (496)
   Repayment of long term debt............     (2,513)          --        (2,513)        (580)          --        (3,093)
   Repurchase of senior subordinated debt.    (17,775)          --       (17,775)          --           --       (17,775)
   Payments of deferred financing costs...       (395)          --          (395)          --           --          (395)
   Net proceeds from issuance
     of notes payable.....................         --           --            --        1,132           --         1,132
   Proceeds from issuance of common
     stock................................      5,661           --         5,661           --           --         5,661
   Intercompany financing of acquisitions.    (28,868)      28,868            --           --           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash (used in) financing activities...    (48,480)      28,758       (19,722)         570           --       (19,152)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...                      --            --          (87)                       (87)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease)/increase in cash and
   cash equivalents....................... $   (3,483) $         2  $     (3,481) $     1,205  $        --        (2,276)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         8,375
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      6,099
                                                                                                             ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   50,533  $      (317) $     50,216  $      (778) $        --  $     49,438
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................     (6,977)         (78)       (7,055)        (358)          --        (7,413)
   Proceeds from sale of equipment........         54           --            54            1                         55
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (5,077)      (4,184)       (9,261)        (809)          --       (10,070)
   Short-term investments.................       (358)          --          (358)          --           --          (358)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash (used in) investing activities       (12,358)      (4,262)      (16,620)      (1,166)          --       (17,786)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments on senior credit facility   (37,687)          --       (37,687)          --           --       (37,687)
   Principal payments on capital lease
     obligations..........................       (180)        (178)         (358)         (18)          --          (376)
   Net proceeds from issuance
     of notes payable.....................         --           --            --        1,181           --         1,181
   Repayments on long-term debt...........       (485)          --          (485)        (409)          --          (894)
   Repurchase of senior subordinated debt.     (1,626)          --        (1,626)          --           --        (1,626)
   Proceeds from issuance of common
     stock................................      3,817           --         3,817           --           --         3,817
   Intercompany financing of acquisitions.     (4,184)       4,184            --           --           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash (used in) financing activities...    (40,345)       4,006       (36,339)         754           --       (35,585)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...                      --            --          106                        106
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease)/increase in cash and
   cash equivalents....................... $   (2,170) $      (573) $     (2,743) $    (1,084) $        --        (3,827)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                        12,737
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      8,910
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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

The following summarizes (in thousands) the Company's operations:

                                                               Three Months Ended June 30,
                                                       -----------------------------------------
                                                              2003                  2002
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $113,135     100.0   $  99,269      100.0
Cost of revenues.....................................   61,127      54.0      56,271       56.7
Depreciation.........................................    3,166       2.8       2,771        2.8
                                                       --------  --------    --------    -------
Total cost of revenues...............................   64,293      56.8      59,042       59.5
Gross profit.........................................   48,842      43.2      40,227       40.5
Selling, general and
  administrative expenses............................   16,594      14.7      13,992       14.1
Depreciation.........................................      504       0.4         368        0.4
Amortization.........................................      365       0.3         508        0.5
Acquisition related costs............................      123       0.1          22        0.0
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   17,586      15.5      14,890       15.0
Income from operations...............................   31,256      27.6      25,337       25.5
Net income...........................................   15,522      13.7      11,523       11.6
Depreciation and amortization........................    4,035       3.6       3,647        3.7
Interest income......................................      (71)                  (98)
Interest expense.....................................    3,385                 5,516
Income tax expense...................................   10,219                 7,571
                                                       --------              --------
EBITDA(1)............................................   33,090      29.2      28,159       28.4
Earnings per share-diluted........................... $   0.34             $    0.26
(1) Calculated for a period as the sum of net income, plus depreciation expense and amortization expense, net interest expense and income tax expense to the extent deducted in calculating net income. We consider EBITDA to be a widely accepted financial indicator of a company's operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties. EBITDA does not add back $1.6 million in 2003 and $0.5 million in 2002 of debt extinguishments and restructuring costs, which were deducted in the calculation of net income.

Revenues. Revenues increased $13.9 million, or 14.0%, to $113.1 million during the quarter ended June 30, 2003 from $99.3 million during the comparable quarter in 2002 as a result of our continued strategy of focusing on sales to higher-margin small account customers, and revenues from acquisitions completed in the quarter. International equipment related revenues were $0.4 million during the quarter as compared to $1.1 million during the comparable quarter in 2002. During the quarter ended June 30, 2003, acquisitions less than one year old contributed approximately $10.9 million to the increase in revenues as compared to the prior year. For the quarter, our base internal revenue growth for small account customers increased over 10.5% while revenues from large account customers decreased by approximately 3%.

Cost of revenues. Cost of revenues increased $5.3 million to $64.3 million during the quarter ended June 30, 2003 from $59.0 million during the comparable quarter in 2002. The increase was primarily due to volume growth, acquisitions and higher insurance and employee benefit costs. Our gross margin percentage increased to 43.2% during the quarter from 40.5% during the same quarter in 2002 as benefits from better margins on our large customer business , integration synergies from acquisitions, the continued success of the Steri- SafeSM OSHA Compliance Program rollout, and lower variable costs partially offset higher benefit and insurance costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $17.6 million for the quarter ended June 30, 2003 from $14.9 million for the comparable quarter in 2002. The increase was the result of higher revenues from internal growth and acquisitions, higher employee benefit costs and spending related to strategic marketing programs such as BioSystems and Steri-SafeSM. Selling, general and administrative expenses as a percent of revenues increased to 15.5% during the quarter from 15.0% during the comparable quarter in 2002.

Income from operations. Income from operations increased to $31.3 million for the quarter ended June 30, 2003 from $25.3 million for the comparable quarter in 2002. The increase was due to higher gross profit margins, partially offset by higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue increased to 27.6% during the quarter from 25.5% during the same quarter in 2002 as a result of better margins.

EBITDA. EBITDA increased by 17.5% to $33.1 million or 29.2% of revenue for the quarter ended June 30, 2003, as compared to $28.2 million or 28.4% of revenue for the comparable quarter in 2002. The increase in EBITDA was primarily due to the factors described above.

Net interest expense. Net interest expense decreased to $3.3 million during the quarter ended June 30, 2003 from $5.4 million during the comparable quarter in 2002 primarily due to reduced debt and lower interest rates.

Debt extinguishments. During the quarter, we incurred a total of $1.6 million in expense related to the repurchase of $8.6 million of our 12 3/8% senior subordinated notes. This amount consisted of a $1.4 million premium to repurchase the notes and a $0.2 million non-cash write- off of associated deferred financing fees. During the same period in 2002 we incurred a $0.3 million expense related to the repurchase of $1.6 million of our 12 3/8% senior subordinated notes and an additional $0.2 million expense related to amending our credit agreement.

Income tax expense. Income tax expense increased to $10.2 million for the quarter ended June 30, 2003 from $7.6 million for the comparable quarter in 2002. The increase was due to higher taxable income. The tax rate for the quarters ended June 30, 2003 and 2002 was 39.7%.

Net income. Net Income increased to $15.5 million for the quarter ended June 30, 2003 from $11.5 million for the comparable quarter in 2002. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The following summarizes (in thousands) the Company's operations:

                                                               Six Months Ended June 30,
                                                       -----------------------------------------
                                                              2003                  2002
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $225,446     100.0   $ 196,333      100.0
Cost of revenues.....................................  122,841      54.5     111,672       56.9
Depreciation.........................................    6,619       2.9       5,545        2.8
                                                       --------  --------    --------    -------
Total cost of revenues...............................  129,460      57.4     117,217       59.7
Gross profit.........................................   95,986      42.6      79,116       40.3
Selling, general and
  administrative expenses............................   32,478      14.4      27,898       14.2
Depreciation.........................................      994       0.4         649        0.3
Amortization.........................................      686       0.3       1,016        0.5
Acquisition related costs............................      214       0.1         175        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   34,372      15.2      29,738       15.1
Income from operations...............................   61,614      27.3      49,378       25.2
Net income...........................................   30,203      13.4      22,154       11.3
Depreciation and amortization........................    8,299       3.7       7,210        3.7
Interest income......................................     (260)                 (261)
Interest expense.....................................    7,312                11,325
Income tax expense...................................   19,885                14,664
                                                       --------              --------
EBITDA (1)...........................................   65,439      29.0      55,092       28.1
Earnings per share-diluted........................... $   0.66             $    0.49
(1) Calculated for a period as the sum of net income, plus depreciation expense and amortization expense, net interest expense and income tax expense to the extent deducted in calculating net income. We consider EBITDA to be a widely accepted financial indicator of a company's operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties. EBITDA does not add back $3.3 million in 2003 and $0.5 million in 2002 of debt extinguishments and restructuring costs, which were deducted in the calculation of net income.

Revenues. Revenues increased $29.1 million, or 14.8%, to $225.4 million during the six months ended June 30, 2003 from $196.3 million during the comparable period in 2002 as a result of our continued strategy of focusing on sales to higher-margin small account customers and revenues from acquisitions completed in the period. International equipment related revenues were $1.1 million during the period as compared to $3.8 million during the comparable period in 2002. During the period ended June 30, 2003, acquisitions less than one year old contributed approximately $21.4 million to the increase in revenues as compared to the prior year. For the six months, our base internal revenue for small account customers increased approximately 11% while revenues from large account customers remained at approximately the same level as the previous year.

Cost of revenues. Cost of revenues increased $12.2 million to $129.5 million during the six months ended June 30, 2003 from $117.2 million during the comparable period in 2002. The increase was primarily due to volume growth, acquisitions and higher insurance, fuel and employee benefit costs. Our gross margin percentage increased to 42.6% during the period from 40.3% during the same period in 2002 as benefits from better margins on our large customer business, the continued success of the Steri-SafeSM OSHA Compliance Program rollout, and lower variable costs offset higher fuel, supply, benefit and insurance costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $34.4 million for the six months ended June 30, 2003 from $29.7 million for the comparable period in 2002. The increase was the result of higher insurance and benefit costs and spending on the Steri-SafeSMOSHA Compliance Program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues increased to 15.2% during the period from 15.1% during the comparable period in 2002.

Income from operations. Income from operations increased to $61.6 million for the six months ended June 30, 2003 from $49.4 million for the comparable quarter in 2002. The increase was due to higher gross profit margins, partially offset by higher selling, general and administrative expenses during the period. Income from operations as a percentage of revenue increased to 27.3% during the period from 25.2% during the same period in 2002 as a result of better margins.

EBITDA. EBITDA increased by 18.8% to $65.4 million or 29.0% of revenue for the six months ended June 30, 2003, as compared to $55.1 million or 28.1% of revenue for the comparable period in 2002. The increase in EBITDA was primarily due to the factors described above.

Net interest expense. Net interest expense decreased to $7.1 million during the six months ended June 30, 2003 from $11.1 million during the comparable period in 2002 primarily due to reduced debt and lower interest rates.

Debt extinguishments. During the six-month period, we incurred a total of $3.3 million in expense related to the repurchase of $17.8 million of our 12 3/8% senior subordinated notes. This amount consisted of a $2.8 million premium to repurchase the notes and a $0.5 million non-cash write- off of associated deferred financing fees. During the same period in 2002 we incurred a $0.3 million expense related to the repurchase of $1.6 million of our 12 3/8% senior subordinated notes and an additional $0.2 million expense related to amending our credit agreement.

Income tax expense. Income tax expense increased to $19.9 million for the six months ended June 30, 2003 from $14.7 million for the comparable period in 2002. The increase was due to higher taxable income. The tax rate for the six months ended June 30, 2003 decreased to 39.7% from 39.8% in the comparable period in 2002.

Net income. Net income increased to $30.2 million for the six months ended June 30, 2003 from $22.2 million for the comparable period in 2002. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, our working capital was $18.6 million compared to working capital of $40.6 million at December 31, 2002. The decrease in working capital was primarily due to higher current debt and accrued liability balances and lower cash balances. At June 30, 2003, we had available a $105.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our others assets. At June 30, 2003 we had $3.0 million outstanding under our revolving credit facility.

Net cash provided by operating activities was $59.8 million during the six months ended June 30, 2003 compared to $49.4 million for the comparable period in 2002. This increase primarily reflects higher net income and other changes in working capital.

Net cash used in investing activities for the six months ended June 30, 2003 was $42.9 million compared to $17.8 million for the comparable period in 2002. This increase is primarily attributable to the Scherer acquisition. Capital expenditures were $9.2 million for the six-month period, or 4.1% of revenues, compared to $7.4 million, or 3.8% of revenues for the same period in 2002. This rate of capital spending is consistent with the 4%-5% of revenues that we anticipate spending during 2003. Consistent with our long-term strategy, we continually evaluate our treatment technology mix. Our preference is to reduce the incineration portion, as customers' preferences, practices and regulations will allow. At June 30, 2003 we had approximately 13% of our treatment capacity in incineration and approximately 87% in non- incineration technologies such as our proprietary ETD technology and autoclaving. Cash investments in acquisitions and international joint ventures for the six months ended June 30, 2003 were $33.7 million versus $10.1 million in the comparable period in 2002.

Net cash used in financing activities was $19.2 million during the six months ended June 30, 2003 compared to $35.6 million for the comparable period in 2002. During the first six months of 2003 we made net repayments of $24.5 million in debt and capital leases which consisted of $14.0 million in scheduled payments and $24.5 million in prepayments, offset by $14.0 million in additional borrowings under our revolving line of credit, which were primarily to fund the Scherer acquisition.

ITEM 3-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.4 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

ITEM 4-CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure the reliability of our consolidated financial statements and other disclosures. Within the 90-day period prior to the date of filing this report, our President and Chief Executive Officer and our Chief Financial Officer carried out, with the participation of other members of management, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of the evaluation and as of the end of the quarter covered by this report, our disclosure controls and procedures were effective in all material respects in alerting them in a timely manner to the material information about us and our subsidiaries that we are required to include in the periodic reports that we file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date of this evaluation. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, our interal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part 1).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 Annual Meeting of Stockholders on May 6, 2003. At the meeting, all nine of our directors were reelected as directors to hold office until the 2004 Annual Meeting of Stockholders.:

For the seven nominees for election by holders of our common stock and holders of our Series A convertible preferred stock voting together as a single class (with each share of preferred stock having a number of votes, 124.39, equal to the number of shares of common stock into which the share of preferred stock is convertible), the voting was as follows

Nominee	Votes For	Votes Against or Withheld
Jack W. Schuler	39,510,835	220,862
Mark C. Miller	39,567,283	164,414
Rod F. Dammeyer	39,508,050	223,647
Patrick F. Graham	38,931,966	799,731
John Patience	39,507,929	223,768
Peter Vardy	38,934,022	797,675
L. John Wilkerson, Ph.D.	38,931,496	800,201

For the one nominee for election by holders of our Series A convertible preferred stock associated with Bain Capital, LLC, voting as a separate class (with each share of preferred stock having one vote), the voting was as follows:

Nominee	Votes For	Votes Against or Withheld
John P. Connaughton	14,512.77	-

For the one nominee for election by holders of our Series A convertible preferred stock associated with Madison Dearborn Partners, LLC, voting as a separate class (with each share of preferred stock having one vote), the voting was as follows:

Nominee	Votes For	Votes Against or Withheld
Thomas R. Reusché	14,814.10	-

At the 2003 Annual Meeting the stockholders also considered the ratification of the appointment of Ernst & Young LLP as our independent public accountants for the year ending December 31, 2003. Holders of of our common stock and holders of our Series A convertible preferred stock voted together as a single class (with each share of preferred stock having a number of votes equal to the number of shares of common stock into which the share of preferred stock is convertible). The voting was as follows:

Votes For	Votes Against	Votes Abstaining
39,090,844	601,471	39,382

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Mark C. Miller, President and Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32 Section 1350 Certification of Mark C. Miller, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, we filed two current reports on Form 8-K.

We filed a Form 8-K on May 1, 2003 to report our earnings release on the same day. The report included as an exhibit our earnings release and accompanying financial statements.

We filed a Form 8-K on May 29, 2003 to report our repurchase at prevailing market prices of a total of $6.6 million in principal amount of our 12-3/8% senior subordinated notes due 2009 in privately negotiated transactions with two note holders on May 14 and May 19, 2003, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2003.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)