Form 10-Q
period 2003-09-30
STERICYCLE INC
filed 2003-11-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

    As of November 6, 2003 there were 42,074,282 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   September 30, December 31
                                                                      2003          2002
                                                                  -----------   -----------
                                                                  (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents....................................... $     6,542         8,375
Short-term investments..........................................       1,302           512
Accounts receivable, less allowance for doubtful
  accounts of $4,480 in 2003 and $3,779 in 2002.................      62,995        62,013
Parts and supplies..............................................       4,630         4,494
Prepaid expenses................................................       3,120         7,170
Notes receivable................................................         823           823
Deferred tax asset..............................................       8,164         6,720
Other...........................................................       3,682         4,249
                                                                  -----------   -----------
         Total current assets...................................      91,258        94,356
Property, plant and equipment, net..............................      94,705        88,501
                                                                  -----------   -----------
Other assets:
Goodwill, net...................................................     466,308       447,272
Intangible assets, less accumulated amortization of
  $4,744 in 2003 and $3,609 in 2002.............................      29,061        20,110
Notes receivable................................................       7,717         7,717
Other...........................................................       7,748         9,139
                                                                  -----------   -----------
  Total other assets............................................     510,834       484,238
                                                                  -----------   -----------
         Total assets........................................... $   696,797   $   667,095
                                                                  ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................... $     9,766   $     3,933
Accounts payable................................................      10,254        14,330
Accrued liabilities.............................................      41,998        31,810
Deferred revenue................................................       4,758         3,681
                                                                  -----------   -----------
         Total current liabilities..............................      66,776        53,754
                                                                  -----------   -----------
Long-term debt, net of current portion..........................     169,988       224,124
Deferred income taxes...........................................      38,807        30,729
Other liabilities...............................................       4,614         3,710
Redeemable preferred stock:
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 22,799 outstanding in 2003 and
    29,326 outstanding in 2002, liquidation preference of $24,814
    at September 30, 2003 and $31,919 at December 31, 2002).....      20,944        28,049
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 42,042,289 issued and outstanding in
  in 2003, 40,437,023 issued and outstanding in 2002)...........         421           404
Additional paid-in capital......................................     298,276       277,531
Treasury stock of 50,000 shares.................................      (1,435)       (1,435)
Accumulated other comprehensive income (loss)...................         574          (229)
Retained earnings...............................................      97,832        50,458
                                                                  -----------   -----------
Total shareholders' equity......................................     395,668       326,729
                                                                  -----------   -----------
  Total liabilities and shareholders' equity.................... $   696,797   $   667,095
                                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                     ------------------------  ------------------------
                                         2003         2002         2003         2002
                                     ----------- ------------  ----------- ------------
Revenues........................... $   113,228  $   101,979  $   338,674  $   298,312

Costs and expenses:
  Cost of revenues.................      60,369       56,983      183,210      168,655
  Selling, general and
    administrative expenses........      16,781       14,442       49,259       42,340
  Depreciaton and amortization.....       4,243        3,901       12,542       11,111
  Acquisition related costs........         216           48          430          223
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      81,609       75,374      245,441      222,329
                                     -----------  -----------  -----------  -----------
Income from operations.............      31,619       26,605       93,233       75,983
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................         232          113          492          374
  Interest expense.................      (2,829)      (5,382)     (10,141)     (16,707)
  Debt extinguishments.............          --       (1,220)      (3,268)      (1,695)
  Other expense....................        (641)        (257)      (1,847)      (1,278)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (3,238)      (6,746)     (14,764)     (19,306)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      28,381       19,859       78,469       56,677
Income tax expense.................      11,210        7,723       31,095       22,387
                                     -----------  -----------  -----------  -----------
Net income......................... $    17,171  $    12,136  $    47,374  $    34,290
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.41  $      0.32  $      1.15  $      0.90
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.37  $      0.27  $      1.03  $      0.76
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  41,969,757   37,693,175   41,221,421   37,479,776
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  46,285,458   45,124,354   46,000,142   45,015,659
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                                  ----------------------
                                                                       2003        2002
                                                                  ----------  ----------
OPERATING ACTIVITIES:
Net income...................................................... $   47,374  $   34,290
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Ineffective portion of cash flow hedges....................          --        (381)
    Stock compensation expense..................................         76          --
    Write-off deferred financing fees...........................        484          --
    Deferred tax expense........................................      6,634      13,545
    Tax benefit of disqualifying dispositions of stock options..      5,645       1,168
    Loss on sale of fixed assets................................        212         341
    Depreciation................................................     11,467       9,555
    Amortization................................................      1,075       1,556
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................      2,699       3,404
    Parts and supplies..........................................        334       1,795
    Prepaid expenses and other assets...........................      7,539       1,346
    Accounts payable............................................     (5,002)     (3,725)
    Accrued liabilities.........................................      9,224      11,554
    Deferred revenue............................................        522      (1,551)
                                                                  ----------  ----------
Net cash provided by operating activities.......................     88,283      72,897
                                                                  ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................    (33,411)    (10,884)
  Short-term investments........................................       (790)        (47)
  Proceeds from sale of equipment...............................        384          98
  Capital expenditures..........................................    (14,561)    (11,363)
                                                                  ----------  ----------
Net cash used in investing activities...........................    (48,378)    (22,196)
                                                                  ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable....................      1,132         882
  Net repayments of senior credit facility......................    (27,792)    (50,187)
  Repurchase of senior subordinated debt........................    (17,775)    (10,537)
  Repayment of long-term debt...................................     (3,714)       (913)
  Payments of deferred financing costs..........................       (395)         --
  Purchase of treasury stock....................................         --      (1,435)
  Principal payments on capital lease obligations...............       (913)       (619)
  Proceeds from issuances of common stock.......................      8,024       5,176
                                                                  ----------  ----------
Net cash used in financing activities...........................    (41,433)    (57,633)
Effect of exchange rate changes on cash.........................       (305)        106
                                                                  ----------  ----------
Net decrease in cash and cash equivalents.......................     (1,833)     (6,826)
Cash and cash equivalents at beginning of period................      8,375      12,737
                                                                  ----------  ----------
Cash and cash equivalents at end of period...................... $    6,542  $    5,911
                                                                  ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions           $       70  $    2,298
Net issuances of notes payable for certain acquisitions          $       --  $      180

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2002, as filed with our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003.

NOTE 2-ACQUISITIONS

We did not complete any acquisitions during the quarter ended September 30, 2003.

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

During the quarter ended March 31, 2003 we completed two acquisitions. In January, we completed our acquisition, by a reverse subsidiary merger, of all the common and preferred stock of Scherer Healthcare, Inc., which operated two business lines: (i) consumer healthcare products and (ii) waste management services, the latter of which focused primarily on containment, control, collection and processing of sharp-edged medical waste. Scherer's reusable sharps programs were marketed through its Bio Systems subsidiaries in 10 northeastern and Mid-Atlantic states plus the District of Columbia. In addition, in January, we completed our acquisition of selected assets from Kuglen Services, Ltd., LLP, which operated in Texas.

The aggregate purchase price of the four acquisitions in the nine months ended September 30, 2003 was $33.4 million in cash, net of cash acquired. The four acquisitions are not material to our operations.

NOTE 3--STOCK OPTIONS

During the quarter ended September 30, 2003, options to purchase 8,750 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $40.43-$48.80 per share.

During the quarter ended June 30, 2003, options to purchase 68,100 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $37.92-$41.29 per share. Also during the quarter ended June 30, 2003, options to purchase 46,488 shares of common stock were granted to our outside directors. These options vest ratably over a one-year period and have an exercise price of $41.00 per share.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                            Three Months           Nine Months
                                         Ended September 30,    Ended September 30,
                                        --------------------------------------------
                                           2003       2002       2003        2002
                                        ---------- ---------  ---------- -----------
As reported net income................. $  17,171  $ 12,136   $  47,374  $   34,290
Pro forma impact of stock options,
  net of tax...........................     1,519     1,254       5,155       4,140
                                        ---------- ---------  ---------- -----------
Pro forma net income................... $  15,652  $ 10,882   $  42,219  $   30,150
                                        ========== =========  ========== ===========
Pro forma net income per share-basic... $    0.37  $   0.29   $    1.02  $     0.79
                                        ========== =========  ========== ===========
Pro forma net income per share-diluted. $    0.34  $   0.24   $    0.93  $     0.68
                                        ========== =========  ========== ===========

NOTE 4-COMMON STOCK.

During the quarter ended September 30, 2003, options to purchase 168,733 shares of common stock were exercised at prices ranging from $4.00-$34.47 per share. In addition, warrants with rights to purchase 137,434 shares of common stock were exercised at a prices ranging from $7.25- $8.75 per share.

During the quarter ended June 30, 2003, options to purchase 287,403 shares of common stock were exercised at prices ranging from $3.875- $34.47 per share. We also issued 11,554 shares of common stock in connection with our employee stock purchase plan. In addition, the holders of our convertible preferred stock converted 6,527 shares into 812,000 shares of our common stock during the quarter.

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

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                               ------------------------  ------------------------
                                                    2003         2002         2003         2002
                                               -----------  ----------- ------------  -----------
Numerator:
   Net Income................................ $    17,171  $    12,136  $    47,374  $    34,290
   Preferred stock dividends.................           0            0            0         (678)
                                               -----------  -----------  -----------  -----------
   Numerator for basic earnings
      per share.............................. $    17,171  $    12,136  $    47,374  $    33,612
   Effective of dilutive securities:
     Preferred stock dividends...............           0            0            0          678
                                               -----------  -----------  -----------  -----------
   Numerator for diluted earnings
    per share-income available to
    common shareholders after
    assumed conversions...................... $    17,171  $    12,136  $    47,374  $    34,290
                                               ===========  ===========  ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  41,969,757   37,693,175   41,221,421   37,479,776
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,471,440    1,667,401    1,934,766    1,789,579
    Warrants.................................       8,591      116,110        8,287      119,910
    Convertible preferred stock..............   2,835,668    5,647,668    2,835,668    5,626,394
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................   4,315,699    7,431,179    4,778,721    7,535,883
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  46,285,456   45,124,354   46,000,142   45,015,659
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.41  $      0.32  $      1.15  $      0.90
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.37  $      0.27  $      1.03  $      0.76
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

                                                  Changes in Balance Sheet
                                                ---------------------------     Total
                                        Net       Currency      Derivative   Comprehensive
                                       Income    Translation    Instruments     Income
                                       ----------------------------------------------------
Three months ended September 30, 2003  $  12,136  $    (27)    $   1,185     $   13,294
Three months ended September 30, 2003     17,171       655           --          17,826
Nine months ended September 30, 2002      34,290        10         2,647         36,947
Nine months ended September 30, 2003      47,374       571           232         48,177

NOTE 7 -GOODWILL AND OTHER INTANGIBLES

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, was as follows (in thousands):

                                      United    Foreign
                                      States    Countries   Total
                                    ---------- --------- ----------
Balance as of January 1, 2003       $ 441,087  $  6,185  $ 447,272

Goodwill acquired during year          19,036        --     19,036
                                    ---------- --------- ----------
Balance as of September 30, 2003    $ 460,123  $  6,185  $ 466,308
                                    ========== ========= ==========

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended June 30, 2003, we recorded at fair value the intangibles acquired in connection with our acquisitions of Scherer Healthcare, Inc. in January 2003 and Environmental Management Group in June 2003. We assigned $5.1 million to customer relationships with an amortization period of 40 years, $1.5 million to trademarks with an amortization period of 40 years and $1.8 million to environmental permits, which have been determined to have an indefinite life. Also, our majority owned subsidiary, 3CI, assigned $0.2 million to customer relationships with an amortization period of 40 years in connection with their acquisiton of PMT USA, Inc. in June 2003.

During the quarter ended March 31, 2003, we recorded at fair market value the intangibles acquired in connection with our acquisition during the quarter of certain of the assets of Kuglen Services Ltd, LLP. We assigned $1.14 million to customer relationships with an amortization period of 40 years.

During the quarter ended June 30, 2003 we performed our annual goodwill impairment evaluation and determined that none of our recorded goodwill was impaired.

NOTE 8-NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (ARB) No. 51" (the "Interpretation"). The Interpretation introduces a new consolidation model which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Management believes there will be no material impact of this Statement on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments as of the beginning of the first interim financial reporting period beginning after June 15, 2003. There was no impact of this Statement on our consolidated financial statements.

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

In January 2003, we were sued in federal court in Arizona by a private plaintiff alleging anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours and of BFI in the three-state area during the period in question. In February and March 2003, three similar suits were filed in federal court in Arizona, Colorado and Utah, and in April 2003, a fifth similar suit was filed in federal court in New Mexico. In addition, in February 2003, a sixth suit, alleging substantially the same anticompetitive conduct but not seeking class action certification, was filed in federal court in Utah. These six lawsuits have now been consolidated in federal court in Utah. In November 2003, a seventh lawsuit was filed by a private plaintiff in federal court in Utah alleging monopolistic and other anticompetitive conduct in California during the prior four years and seeking certification of the suit as a class action on behalf of all California customers of ours during this four-year period. We believe that none of these seven suits has merit, and anticipate that we will move to consolidate the seventh suit with the other six suits in federal court in Utah.

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

In May 2003, 3CI, at the direction of its independent directors, filed a declaratory judgment action in state court in Texas to resolve a disagreement with us over the proper rate of conversion of the shares of 3CI's preferred stock held by our wholly-owned subsidiary, Waste Systems, Inc. ("WSI"). In August 2003, this action was dismissed by the court on procedural grounds, and 3CI refiled its action as a new suit. In September 2003, WSI filed its own action for a judicial interpretation of the conversion provisions of 3CI's preferred stock, and 3CI has moved to consolidate WSI's action with its own. These matters are at a very early stage.

NOTE 10--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by certain of our wholly-owned domestic subsidiaries (collectively, "the guarantors"). Financial information concerning the guarantors as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. The financial information concerning the guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $    4,321  $        93  $      4,414  $     2,128  $        --  $      6,542
   Other current assets...................     78,481       23,622       102,103        8,981      (26,368)       84,716
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     82,802       23,715       106,517       11,109      (26,368)       91,258
Property, plant and equipment,
   net....................................     80,208        4,697        84,905        9,800           --        94,705
Goodwill, net.............................    436,982       17,336       454,318       11,990           --       466,308
Investment in subsidiaries................     72,705        1,233        73,938           --      (73,938)           --
Other assets..............................     37,906       11,193        49,099        1,412       (5,985)       44,526
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  710,603  $    58,174  $    768,777  $    34,311  $  (106,291) $    696,797
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $    9,506  $       250  $      9,756  $        10  $            $      9,766
   Other current liabilities..............     75,638          565        76,203        7,175      (26,368)       57,010
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     85,144          815        85,959        7,185      (26,368)       66,776
Long-term debt, net of current
   portion................................    167,031          326       167,357        8,616       (5,985)      169,988
Other liabilities.........................     41,816           --        41,816        1,605           --        43,421
Redeemable preferred stock................     20,944           --        20,944           --           --        20,944
Common shareholders' equity...............    395,668       57,033       452,701       16,905      (73,938)      395,668
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  710,603  $    58,174  $    768,777  $    34,311  $  (106,291) $    696,797
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
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   99,378  $     5,780  $    105,158  $     8,861  $      (791) $    113,228

Cost of revenues..........................     54,354        4,324        58,678        5,799         (749)       63,728
Selling, general, and
   administrative expenses................     14,836          904        15,740        1,925           --        17,665
Acquisition related costs.................        216           --           216           --           --           216
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     69,406        5,228        74,634        7,724         (749)       81,609
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     29,972          552        30,524        1,137          (42)       31,619
Equity in net income of
   subsidiaries...........................      1,779          315         2,094           --       (2,094)           --
Other (expense) income, net...............     (3,087)          16        (3,071)        (209)          42        (3,238)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     28,664          883        29,547          928       (2,094)       28,381
Income tax expense (benefit)..............     11,493          214        11,707         (497)          --        11,210
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   17,171  $       669  $     17,840  $     1,425  $    (2,094) $     17,171
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   89,454  $     4,274  $     93,728  $     9,290  $    (1,039) $    101,979

Cost of revenues..........................     51,885        2,635        54,520        6,430       (1,018)       59,932
Selling, general, and
   administrative expenses................     13,387          172        13,559        1,856          (21)       15,394
Acquisition related costs.................         48           --            48           --           --            48
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     65,320        2,807        68,127        8,286       (1,039)       75,374
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     24,134        1,467        25,601        1,004           --        26,605
Equity in net income of
   subsidiaries...........................      1,347          544         1,891           --       (1,891)           --
Other (expense) income, net...............     (6,571)          57        (6,514)        (232)          --        (6,746)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     18,910        2,068        20,978          772       (1,891)       19,859
Income tax expense........................      6,774          564         7,338          385           --         7,723
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   12,136  $     1,504  $     13,640  $       387  $    (1,891) $     12,136
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  298,269  $    16,807  $    315,076  $    26,009  $    (2,411) $    338,674

Cost of revenues..........................    166,325       11,878       178,203       17,293       (2,308)      193,188
Selling, general, and
   administrative expenses................     43,344        3,006        46,350        5,473           --        51,823
Acquisition related costs.................        430           --           430           --           --           430
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    210,099       14,884       224,983       22,766       (2,308)      245,441
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     88,170        1,923        90,093        3,243         (103)       93,233
Equity in net income of
   subsidiaries...........................      4,079          660         4,739           --       (4,739)           --
Other (expense) income, net...............    (14,292)          41       (14,251)        (616)         103       (14,764)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     77,957        2,624        80,581        2,627       (4,739)       78,469
Income tax expense (benefit)..............     30,583          738        31,321         (226)          --        31,095
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   47,374  $     1,886  $     49,260  $     2,853  $    (4,739) $     47,374
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  260,111  $    13,722  $    273,833  $    27,320  $    (2,841) $    298,312

Cost of revenues..........................    152,671        8,432       161,103       18,866       (2,820)      177,149
Selling, general, and
   administrative expenses................     39,509          552        40,061        4,917          (21)       44,957
Acquisition related costs.................        223           --           223           --           --           223
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    192,403        8,984       201,387       23,783       (2,841)      222,329
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     67,708        4,738        72,446        3,537           --        75,983
Equity in net income of
   subsidiaries...........................      5,444        1,127         6,571           --       (6,571)           --
Other (expense) income, net...............    (18,702)         318       (18,384)        (922)          --       (19,306)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     54,450        6,183        60,633        2,615       (6,571)       56,677
Income tax expense........................     20,160        1,864        22,024          363           --        22,387
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   34,290  $     4,319  $     38,609  $     2,252  $    (6,571) $     34,290
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities................. $   85,714  $      (203) $     85,511  $     2,772  $        --  $     88,283
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................    (12,802)        (254)      (13,056)      (1,505)          --       (14,561)
   Proceeds from sale of equipment........        323           --           323           61                        384
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (4,982)     (27,932)      (32,914)        (497)          --       (33,411)
   Short-term  investments................       (558)          --          (558)        (232)          --          (790)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (18,019)     (28,186)      (46,205)      (2,173)          --       (48,378)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of senior credit facilit    (27,792)          --       (27,792)          --           --       (27,792)
   Principal payments on capital lease
     obligations..........................       (747)        (183)         (930)          17           --          (913)
   Repayment of long term debt............     (2,575)          --        (2,575)      (1,139)          --        (3,714)
   Repurchase of senior subordinated debt.    (17,775)          --       (17,775)          --           --       (17,775)
   Payments of deferred financing costs...       (395)          --          (395)          --           --          (395)
   Net proceeds from issuance
     of notes payable.....................         --           --            --        1,132           --         1,132
   Proceeds from issuance of common
     stock................................      8,024           --         8,024           --           --         8,024
   Intercompany financing of acquisitions.    (27,932)      27,932            --           --           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by (used in) financing a    (69,192)      27,749       (41,443)          10           --       (41,433)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...         --           --            --         (305)          --          (305)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $   (1,497) $      (640) $     (2,137) $       304  $        --        (1,833)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         8,375
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      6,542
                                                                                                             ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities................. $   72,740  $       205  $     72,945  $       (48) $        --  $     72,897
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................     (9,577)         (78)       (9,655)      (1,708)          --       (11,363)
   Proceeds from sale of equipment........         41           --            41           57                         98
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (5,645)      (4,288)       (9,933)        (951)          --       (10,884)
   Short-term investments.................        (47)          --           (47)          --           --           (47)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (15,228)      (4,366)      (19,594)      (2,602)          --       (22,196)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments on senior credit facilit    (50,187)          --       (50,187)          --           --       (50,187)
   Principal payments on capital lease
     obligations..........................       (417)        (178)         (595)         (24)          --          (619)
   Net proceeds from issuance
     of notes payable.....................       (299)          --          (299)       1,181           --           882
   Repayments on long-term debt...........         25           --            25         (938)          --          (913)
   Purchase of treasury stock.............     (1,435)          --        (1,435)          --           --        (1,435)
   Repurchase of senior subordinated debt.    (10,537)          --       (10,537)          --           --       (10,537)
   Proceeds from issuance of common
     stock................................      5,176           --         5,176           --           --         5,176
   Intercompany financing of acquisitions.     (5,239)       4,288          (951)         951           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by (used in) financing a    (62,913)       4,110       (58,803)       1,170           --       (57,633)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...         --           --            --          106           --           106
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $   (5,401) $       (51) $     (5,452) $    (1,374) $        --        (6,826)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                        12,737
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      5,911
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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

The following summarizes (in thousands) the Company's operations:

                                                            Three Months Ended September 30,
                                                       -----------------------------------------
                                                          2003                  2002
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $113,228     100.0   $ 101,979      100.0
Cost of revenues.....................................   60,369      53.3      56,983       55.9
Depreciation.........................................    3,359       3.0       2,949        2.9
                                                       --------  --------    --------    -------
Total cost of revenues...............................   63,728      56.3      59,932       58.8
Gross profit.........................................   49,500      43.7      42,047       41.2
Selling, general and
  administrative expenses............................   16,781      14.8      14,442       14.2
Depreciation.........................................      495       0.4         412        0.4
Amortization.........................................      389       0.3         540        0.5
Acquisition related costs............................      216       0.2          48        0.0
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   17,881      15.8      15,442       15.1
                                                       --------  --------    --------    -------
Income from operations...............................   31,619      27.9      26,605       26.1
Net income...........................................   17,171      15.2      12,136       11.9
Depreciation and amortization........................    4,243       3.7       3,901        3.8
Interest income......................................     (232)                 (113)
Interest expense.....................................    2,829                 5,382
Debt extinguishment expense..........................       --                 1,220
Income tax expense...................................   11,210                 7,723
                                                       --------              --------
EBITDA(1)............................................   35,221      31.1      30,249       29.7
Earnings per share-diluted........................... $   0.37             $    0.27
(1) Calculated for a period as the sum of net income, plus depreciation expense and amortization expense, net interest expense, debt extinguishment expense and income tax expense to the extent deducted in calculating net income. We consider EBITDA to be a widely accepted financial indicator of a company's operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Revenues. Revenues increased $11.2 million, or 11.0%, to $113.2 million during the quarter ended September 30, 2003 from $102.0 million during the comparable quarter in 2002 as a result of our continued strategy of focusing on sales to higher-margin small account customers. International equipment related revenues were $0.2 million during the quarter as compared to $2.2 million during the comparable quarter in 2002. During the quarter ended September 30, 2003, acquisitions less than one year old contributed approximately $10.1 million to the increase in revenues as compared to the same quarter in 2002. For the quarter, our base internal revenue growth for small account customers increased approximately 9.5% while revenues from large account customers decreased by approximately 2.9%.

Cost of revenues. Cost of revenues increased $3.8 million to $63.7 million during the quarter ended September 30, 2003 from $59.9 million during the comparable quarter in 2002. The increase was primarily due to volume growth and higher insurance and employee benefit costs. Our gross margin percentage increased to 43.7% during the quarter from 41.2% during the same quarter in 2002 as a result of better margins on our large customer business, integration synergies from acquisitions, the continued success of the Steri- SafeSM OSHA Compliance Program rollout, and lower variable costs partially offset higher by benefit and insurance costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $17.9 million for the quarter ended September 30, 2003 from $15.4 million for the comparable quarter in 2002. The increase was the result of higher revenues from internal growth, higher employee benefit costs and spending related to strategic marketing programs such as BioSystems and Steri-SafeSM. Selling, general and administrative expenses as a percent of revenues increased to 15.8% during the quarter from 15.1% during the comparable quarter in 2002.

Income from operations. Income from operations increased to $31.6 million for the quarter ended September 30, 2003 from $26.6 million for the comparable quarter in 2002. The increase was due to higher gross profit margins, partially offset by higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue increased to 27.9% during the quarter from 26.1% during the same quarter in 2002 as a result of better margins.

EBITDA. EBITDA increased by 16.4% to $35.2 million or 31.1% of revenue for the quarter ended September 30, 2003, as compared to $30.2 million or 29.7% of revenue for the comparable quarter in 2002. The increase in EBITDA was primarily due to the factors described above.

Net interest expense. Net interest expense decreased to $2.6 million during the quarter ended September 30, 2003 from $5.3 million during the comparable quarter in 2002 primarily due to reduced debt and lower interest rates.

Debt extinguishments. We did not repurchase any of our 12 3/8% senior subordinated notes in the quarter ended September 30, 2003. During the same period in 2002 we incurred a $1.2 million expense related to the repurchase of $8.9 million of our 12 3/8% senior subordinated notes.

Income tax expense. Income tax expense increased to $11.2 million for the quarter ended September 30, 2003 from $7.7 million for the comparable quarter in 2002. The increase was due to higher taxable income. The effective tax rates for the quarter ended September 30, 2003 and 2002 were 39.5% and 38.9%, respectively.

Net income. Net Income increased to $17.2 million for the quarter ended September 30, 2003 from $12.1 million for the comparable quarter in 2002. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The following summarizes (in thousands) the Company's operations:

                                                            Nine Months Ended September 30,
                                                       -----------------------------------------
                                                          2003                  2002
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $338,674     100.0   $ 298,312      100.0
Cost of revenues.....................................  183,210      54.1     168,655       56.5
Depreciation.........................................    9,978       2.9       8,494        2.8
                                                       --------  --------    --------    -------
Total cost of revenues...............................  193,188      57.0     177,149       59.4
Gross profit.........................................  145,486      43.0     121,163       40.6
Selling, general and
  administrative expenses............................   49,259      14.5      42,340       14.2
Depreciation.........................................    1,489       0.4       1,061        0.4
Amortization.........................................    1,075       0.3       1,556        0.5
Acquisition related costs............................      430       0.1         223        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   52,253      15.4      45,180       15.1
                                                       --------  --------    --------    -------
Income from operations...............................   93,233      27.5      75,983       25.5
Net income...........................................   47,374      14.0      34,290       11.5
Depreciation and amortization........................   12,542       3.7      11,111        3.7
Interest income......................................     (492)                 (374)
Interest expense.....................................   10,141                16,707
Debt extinguishment expense..........................    3,268                 1,695
Income tax expense...................................   31,095                22,387
                                                       --------  --------    --------    -------
EBITDA (1)...........................................  103,928      30.7      85,816       28.8
Earnings per share-diluted........................... $   1.03             $    0.76
(1) Calculated for a period as the sum of net income, plus depreciation expense and amortization expense, net interest expense, debt extinguishment expense and income tax expense to the extent deducted in calculating net income. We consider EBITDA to be a widely accepted financial indicator of a company's operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Revenues. Revenues increased $40.4 million, or 13.5%, to $338.7 million during the nine months ended September 30, 2003 from $298.3 million during the comparable period in 2002 as a result of our continued strategy of focusing on sales to higher-margin small account customers and revenues from acquisitions completed in the period. International equipment related revenues were $1.3 million during the period as compared to $6.0 million during the comparable period in 2002. During the period ended September 30, 2003, acquisitions less than one year old contributed approximately $31.4 million to the increase in revenues as compared to the prior year. For the nine months, our base internal revenue for small account customers increased approximately 10.5% while revenues from large account customers decreased by approximately 1.0% as compared to the prior year.

Cost of revenues. Cost of revenues increased $16.1 million to $193.2 million during the nine months ended September 30, 2003 from $177.1 million during the comparable period in 2002. The increase was primarily due to volume growth, acquisitions and higher insurance, fuel and employee benefit costs. Our gross margin percentage increased to 43.0% during the period from 40.6% during the same period in 2002 as a result of better margins on our large customer business, the continued success of the Steri-SafeSM OSHA Compliance Program rollout, and lower variable costs offset higher fuel, supply, benefit and insurance costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $52.3 million for the nine months ended September 30, 2003 from $45.2 million for the comparable period in 2002. The increase was the result of higher insurance and benefit costs and spending on the Steri-SafeSMOSHA Compliance Program and other strategic marketing investments. Selling, general and administrative expenses as a percent of revenues increased to 15.4% during the period from 15.1% during the comparable period in 2002.

Income from operations. Income from operations increased to $93.2 million for the nine months ended September 30, 2003 from $76.0 million for the comparable quarter in 2002. The increase was due to higher gross profit margins, partially offset by higher selling, general and administrative expenses during the period. Income from operations as a percentage of revenue increased to 27.5% during the period from 25.5% during the same period in 2002 as a result of better margins.

EBITDA. EBITDA increased by 21.1% to $103.9 million or 30.7% of revenue for the nine months ended September 30, 2003, as compared to $85.8 million or 28.8% of revenue for the comparable period in 2002. The increase in EBITDA was primarily due to the factors described above.

Net interest expense. Net interest expense decreased to $9.6 million during the nine months ended September 30, 2003 from $16.3 million during the comparable period in 2002 primarily due to reduced debt and lower interest rates.

Debt extinguishments. During the nine-month period, we incurred a total of $3.3 million in expense related to the repurchase of $17.8 million of our 12 3/8% senior subordinated notes. This amount consisted of a $2.8 million premium to repurchase the notes and a $0.5 million non-cash write- off of associated deferred financing fees. During the same period in 2002 we incurred a $1.5 million expense related to the repurchase of $10.5 million of our 12 3/8% senior subordinated notes and an additional $0.2 million expense related to amending our credit agreement.

Income tax expense. Income tax expense increased to $31.1 million for the nine months ended September 30, 2003 from $22.4 million for the comparable period in 2002. The increase was due to higher taxable income. The effective tax rate for the nine months ended September 30, 2003 increased to 39.6% from 39.5% in the comparable period in 2002.

Net income. Net income increased to $47.4 million for the nine months ended September 30, 2003 from $34.3 million for the comparable period in 2002. The increase was due to higher income from operations and lower interest expense partially offset by higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, our working capital was $24.5 million compared to working capital of $40.6 million at December 31, 2002. The decrease in working capital was primarily due to higher current debt and accrued liability balances and lower prepaid and cash balances. At September 30, 2003, we had available a $105.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our others assets. At September 30, 2003 there was nothing outstanding under our revolving credit facility.

Net cash provided by operating activities was $88.3 million during the nine months ended September 30, 2003 compared to $72.9 million for the comparable period in 2002. This increase primarily reflects higher net income and other changes in working capital.

Net cash used in investing activities for the nine months ended September 30, 2003 was $48.4 million compared to $22.2 million for the comparable period in 2002. This increase is primarily attributable to the Scherer acquisition. Capital expenditures were $14.6 million for the nine-month period, or 4.3% of revenues, compared to $11.4 million, or 3.8% of revenues, for the same period in 2002. This rate of capital spending is consistent with the 4%-5% of revenues that we anticipate spending during 2003. Consistent with our long-term strategy, we continually evaluate our treatment technology mix. Our preference is to reduce the incineration portion, as customers' preferences, practices and regulations will allow. At September 30, 2003 we had approximately 13% of our treatment capacity in incineration and approximately 87% in non- incineration technologies such as our proprietary patented ETD technology and autoclaving. Cash investments in acquisitions and international joint ventures for the nine months ended September 30, 2003 were $33.4 million versus $10.9 million in the comparable period in 2002.

Net cash used in financing activities was $41.4 million during the nine months ended September 30, 2003 compared to $57.6 million for the comparable period in 2002. During the first nine months of 2003 we made net repayments of $50.2 million in debt and capital leases which consisted of $21.8 million in scheduled payments and $42.4 million in prepayments, offset by $14.0 million in additional borrowings under our revolving line of credit, which were primarily to fund the Scherer acquisition.

ITEM 3-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.2 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

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

There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

FROM TIME TO TIME WE ISSUE FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS.

THESE FORWARD-LOOKING STATEMENTS MAY INVOLVE RISKS AND UNCERTAINTIES, SOME OF WHICH ARE BEYOND OUR CONTROL (FOR EXAMPLE, GENERAL ECONOMIC CONDITIONS). OUR ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE SUCH DIFFERENCES INCLUDE DIFFICULTIES IN COMPLETING THE INTEGRATION OF ACQUIRED BUSINESSES, CHANGES IN GOVERNMENTAL REGULATION OF MEDICAL WASTE COLLECTION AND TREATMENT, AND INCREASES IN TRANSPORTATION AND OTHER OPERATING COSTS, AS WELL AS VARIOUS OTHER FACTORS.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part 1)..

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

During the quarter ended September 30, 2003, we filed one current report on Form 8-K.

We filed a Form 8-K on July 29, 2003 to report our earnings release on the same day. The report included as an exhibit our earnings release and accompanying financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2003.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)