Form 10-K
period 2003-12-31
STERICYCLE INC
filed 2004-03-15
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on March 10, 2004, based upon the last reported sales price of the registrant’s common stock on The Nasdaq National Market on that date, was $1,845,785,294.

On March 10, 2004, there were 43,390,730 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11 and 12 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 11, 2004.

Stericycle, Inc.

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Company Overview

We are the largest regulated medical waste management company in North America, serving approximately 301,000 customers throughout the United States, Puerto Rico, Canada and Mexico. We have a fully integrated, national medical waste management network. Our network includes 41 treatment/collection centers and 100 additional transfer and collection sites. We use this network to provide a broad range of services, which we have expanded to include: (i) OSHA compliance services for health care providers, (ii) software for hospitals to monitor accreditation readiness, (iii) software for hospitals to monitor nosocomial, or hospital-acquired, infections, and (iv) a pharmaceutical returns service for pharmacies to manage their expired medications. Our medical waste treatment technologies include our proprietary electro-thermal-deactivation system (“ETD”) as well as traditional methods such as autoclaving and incineration.

We benefit from significant customer diversification, with no single customer accounting for more than 2% of revenues, and our top 10 customers accounting for approximately 8% of revenues. Our two principal groups of customers include approximately 295,500 small medical waste generators such as outpatient clinics, medical and dental offices and long-term and sub-acute care facilities and approximately 5,500 large medical waste generators such as hospitals, blood banks and pharmaceutical manufacturers.

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

We believe that the United States market for our regulated medical waste services is approximately $3.0 billion and in excess of $10.0 billion globally. Industry growth is driven by a number of factors. These factors include:

Pressure To Reduce Healthcare Costs. The health care industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, it is using outside contractors to perform some services, including medical waste management and infection control and compliance. We believe that our services can help health care providers reduce costs by reducing their handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other infectious material, and reducing the amount of time and money invested in infection control and compliance.

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

Aging of U.S. Population. According to industry statistics, the “baby boom” generation (born between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation will continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures become available. All of these factors lead to increased generation of medical waste.

Environmental and Safety Regulation. We believe that many businesses, which are not currently using outsourced medical waste services, are unaware of the need for proper training of employees and the U.S. Occupational Safety and Health Administration, or OSHA, requirements regarding the handling of medical waste. These businesses include manufacturing facilities, schools, restaurants, casinos, hotels and generally all businesses where employees may come into contact with bloodborne pathogens. In addition, home health care is currently unregulated and may become subject to similar bloodborne pathogen regulations in the future.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

Broad Range of Services. We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste efficiently and safely from the point of generation through treatment and disposal. For example, we have developed programs to help train our customers’ employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA regulations, sharps management services (BioSystems), JCAHO accreditation readiness, infection control tracking and pharmaceutical returns. We also supply specially designed containers for use by most of our large account customers, including our Steri-Tub® container, a reusable leak and puncture-resistant container, which we developed and patented.

Established National Network. Our 41 treatment/collection centers in 25 states, Puerto Rico, Canada and Mexico give us a national network. The extensive federal, state and local laws and regulations governing the regulated medical waste industry typically require some type of governmental approval for new facilities. These approvals are frequently opposed by elected officials, local residents or citizen groups, and can be difficult to obtain. We have significant experience in obtaining and maintaining these permits, authorizations and other types of governmental approvals. We believe that a network similar in scale and scope to ours would be extremely expensive and time-consuming for a national competitor to develop.

Low-Cost Operations. We are often the low-cost provider within the areas we serve. Our low costs result from our vertically integrated network and our broad geographic presence. As a result, we are able to: increase our route densities, which permits our drivers to make more stops per shift; minimize the distance traveled by our collection vehicles to treatment facilities; and increase the utilization of our equipment and facilities to treat more of the waste that we collect internally. We believe that our vertically integrated operations provide us with a competitive advantage over smaller, less integrated competitors.

Diverse Customer Base and Revenue Stability. We have developed strong contracts and service agreements with a diverse network of established customers. Our top 10 customers account for approximately 8% of revenues, and no single customer accounts for more than 2% of revenues. We believe that our diverse customer base would mitigate the impact of the loss of any particular customer. We are also generally protected from regulatory changes and other factors, which affect our costs, because our contracts typically contain provisions that allow us to adjust our prices to reflect any additional costs caused by changes in regulations.

Strong Sales Network and Proprietary Database. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

Experienced Senior Management Team. Our five most senior executives and the Chairman of our Board of Directors collectively have over 100 years of management experience in the health care, consumer, and waste management industries. Mark C. Miller, our Chief Executive Officer, had more than 15 years of management experience at Abbott Laboratories before joining us in 1992 and has led Stericycle during our growth from an early stage venture capital funded company. Richard T. Kogler joined us in late 1998 as Executive Vice President and Chief Operating Officer. Mr. Kogler had previously served in senior roles with American Disposal Services, Inc. and Waste Management, Inc. Frank J.M. ten Brink, our Executive Vice President and Chief Financial Officer, had served as chief financial officer of Telular Corporation and Hexacomb Corporation before joining us in June 1997. Richard L. Foss, our Executive Vice President for Corporate Development, joined us in March 2003, and had previously served in various management and marketing positions at Motorola, Inc. and The Proctor & Gamble Company. Shan S. Sacranie, our Executive Vice President, International, joined us in May 2003 after serving in various management positions with Honeywell Inc. Jack W. Schuler, our Chairman, is also currently chairman of the board of directors of Ventana Medical Systems, Inc. and is on the board of directors of Medtronic, Inc. Mr. Schuler was previously president and chief operating officer of Abbott Laboratories.

Business Strategy

Our goals are to strengthen our position as a leading provider of integrated medical waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

Improve Margins. We intend to continue actively to work to improve our margins by increasing our base of small account customers and focusing on service strategies that more efficiently meet the needs of our large account customers. We have successfully raised the percentage of our revenues from small account customers from 33% of domestic revenues in the fourth quarter of 1996 to 62% in the fourth quarter of 2003, which has contributed to an increase in our operating income margins. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. We believe that the number of small account customers and the opportunities for sales of ancillary services and products to both large and small account customers will continue to grow.

Expand Range of Services and Products. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, through our Steri-SafeSM program, we now offer OSHA compliance services to health care providers, and our mercury mailback program enables customers to manage wastes that should be handled separately. Our acquisition of Scherer Healthcare, Inc. in January 2003 provided the opportunity to market its BioSystems sharps management program in new geographic service areas, and we are in the process of introducing (i) software for hospitals to monitor accreditation readiness, (ii) software for hospitals to monitor nosocomial, or hospital-acquired, infections, and (iii) a pharmaceutical returns service for hospital pharmacies to manage their expired medications.

Seek Complementary Acquisitions. As described below, we actively seek strategic opportunities to acquire businesses that expand our national network of treatment centers and increase our customer and product base. We also consider acquisitions that can leverage the skills and infrastructure that we have in place, for example, our acquisition of the BioSystems sharps management program. We believe that strategic acquisitions can enable us to gain operating efficiencies through increased utilization of our service infrastructure as well as to expand our services offered to our customers and to expand the product offerings and geographic service areas in which we operate.

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

Acquisitions History. We completed a total of 72 acquisitions from 1993 through 2003, the most significant of which was our acquisition in November 1999 of the medical waste business of Browning Ferris Industries, Inc. in the United States, Canada and Puerto Rico. Prior to this acquisition, BFI had been the largest provider of regulated medical waste services in the United States.

Our principal acquisition during 2003 was that of Scherer Healthcare, Inc., which we completed in January. Scherer operated two business lines: (i) consumer healthcare products and (ii) waste management services, with the latter focused on the containment, control, collection and processing of sharp-edged medical waste. Scherer’s reusable sharps programs were marketed through its BioSystems subsidiaries in 10 northeastern and Mid-Atlantic states.

We also completed four other acquisitions from providers of regulated medical waste services in 2003. In January, we completed the acquisition of selected assets of Kuglen Services, Ltd., LLP, which operated in southeast Texas, and in June, we completed the acquisition of selected assets of Environmental Management Group, Inc., which operated in Kentucky and Ohio. In June, our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”), completed the acquisition of selected assets of PMT USA, Inc. d/b/a Air & Sea Environmental, which operated in southeast Texas. In September, we completed the acquisition of selected assets of NAWA Medical Disposal, L.L.C., which operated in southwest Texas. In November, our wholly-owned Canadian subsidiary, completed the acquisition of selected assets of Enviro-Med Canada, Inc., which operated in northern Ontario.

In addition in December 2003, we acquired substantially all of the assets of Pharmacy Software Solutions, Inc. (“PSSI”). PSSI was engaged in the business of developing, marketing and supporting software programs used for pharmaceutical returns by retail and hospital pharmacies and pharmaceutical companies.

Services and Operations

Our services and operations are comprised of collection, transportation, treatment, and disposal services together with related training and education programs, consulting services and product sales. We have 41 treatment and 100 additional transfer and collection facilities located in 25 states, Puerto Rico, Canada and Mexico that serve approximately 301,000 customers, consisting of approximately 295,500 small account customers and approximately 5,500 large account customers. We develop programs to help our customers handle, separate and contain medical waste. We also advise our health care customers on the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer training and consulting services to our health care customers to assist them in reducing the amount of medical waste they generate and to improve safety and OSHA regulatory compliance in their workplace.

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

As part of our collection operations, we supply specially designed containers for use by most of our large account customers and many of our larger small account customers. We have developed a reusable leak and puncture-resistant container, made from virgin and recycled plastic, which we call the Steri-Tub® container. The plastic container enables our customers to reduce costs by reducing the number of times that medical waste is handled, eliminating the cost of corrugated boxes and potentially reducing liability resulting from human contact with medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers. We believe that these features make the Steri-Tub® plastic container superior to our competitors’ reusable containers. If a customer generates a large volume of waste, we may place a large temporary storage container or trailer on the customer’s premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

Treatment and Disposal. Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. In some cases our operating permits require that unacceptable waste be reported to regulatory authorities. After inspection, the waste is treated using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill operated by parties unaffiliated with us. We do not own any landfills. After the plastic containers such as Steri-Tub® containers have been emptied, they are washed, sanitized and returned to customers for re-use.

Consulting Services. Before our trucks pick up medical waste, our integrated waste management approach attempts to “build in” efficiencies that will yield logistical advantages. For example, our consulting services can assist our customers in reducing the volume of medical waste that they generate. In addition, we provide customers with the documentation necessary for regulatory compliance with laws, which, if they complete the documentation properly, will reduce interruptions to their businesses to verify compliance.

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

Our more than 1,200 drivers also may participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

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

Steri-SafeSM. Our Steri-SafeSM OSHA compliance program, which, after market testing in 1999, we began to offer to select new and existing small account customers in 2000, provides an integrated medical waste management and compliance-assistance service for small account customers and other healthcare providers who typically lack the internal personnel and systems to comply with OSHA bloodborne regulations. Customers for our Steri-SafeSM service pay a predetermined subscription fee in advance for medical waste collection and treatment services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. During 2003, we continued to convert many of our customers to use of the Steri-SafeSM program, and by the end of the year approximately 70,000 small account customers were on the new subscription model. We believe that the implementation of our Steri-SafeSM service will provide us with new and enhanced opportunities to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

We also operate several “mail-back” programs through which we can reach small account customers located in outlying areas that would be inefficient to serve using our regular route structure.

Large Account Customers. We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as satisfactory levels of profitability can be maintained. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of approximately 5,500 large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

We believe that the implementation of more stringent Clean Air Act and other federal regulations directly and indirectly affecting medical waste will continue to enable us to improve our marketing efforts to large account customers because the additional costs that they will incur to comply with these regulations will make the costs of our services more attractive, particularly in the event they use their own incinerators.

National Accounts. As a result of our extensive geographic coverage, we are capable of servicing national account customers (i.e., customers requiring medical waste disposal services at various geographically dispersed locations). We will continue to selectively focus on national accounts.

Contract and Service Agreements. We have long-term contracts with substantially all of our customers. We negotiate individual service agreements with each large account and small account customer. Although we have a standard form of agreement, particularly for small account customers, terms may vary depending upon the customer’s service requirements and the volume of medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions relating to the types of containers, frequency of collection, pricing, treatment of waste and documentation for tracking purposes. Each agreement also specifies the customer’s obligation to pack its medical waste in approved containers. Substantially all of our agreements with small account customers have an automatic renewal provisions unless the customer notifies us to the contrary prior to the expiration of the current term of the contract.

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

We have a diverse customer base, with no single customer accounting for more than 2% of revenues, and our top 10 customers accounting for approximately 8% of revenues.

New Initiatives

In early 2004 we began the rollout of the BioSystems sharps management program to new cities in the United States. BioSystems provides full service sharps management solutions to hospitals. Through the utilization of unique reusable sharps containers and handling process, BioSystems provides safe environmentally friendly and cost effective sharps management programs.

In the first quarter of 2004, we announced three new product and service initiatives that we will begin to offer later in 2004:

Stericycle JRepositoryTM is a software tool that automates continuous Joint Commission on Accreditation of Healthcare Organizations (JCAHO) survey readiness for hospitals and hospital systems. Stericycle JRepositoryTM includes various modules: a hospital-wide assessment process linked to the 2004 JCAHO standards; customizable surveys; corrective action plans; checklists; and event reporting and tracking.

Stericycle Infection Control Management Software is an infection surveillance and outbreak management tool for infection control professionals. Every year, hospital-acquired, or nosocomial, infections account for tens of thousands of deaths and billions of dollars in health care costs, and infection control is one of JCAHO’s 2004 national patient safety goals. Our software standardizes the infection-tracking process, monitors for potential outbreaks and makes it easier for infection control professionals to manage infection information.

Stericycle Direct ReturnTM is a proprietary service that helps hospital pharmacies manage their expired medications. Our service uses manufacturer product and return policy information to improve manufacturer return credits, enhance inventory management capabilities and deliver online business information for better decision-making.

International

We have expanded beyond the United States and Canada. In 1996, we entered into an agreement with a Brazilian company, Companhia Auxiliar de Viação e Obras, or CAVO, to assist in exploring opportunities for the commercialization of our medical waste management technology in South America. This relationship was expanded in July 1998, when we entered into an agreement for an exclusive license to use our ETD technology in Brazil and for the sale to CAVO of two fully integrated ETD processing lines for use in treating medical waste in the Sao Paulo, Brazil metropolitan market.

In 1998, we formed Medam S.A. de C.V., or Medam, a Mexican joint venture, to utilize our ETD technology to treat medical waste primarily in the Mexico City market. Medam’s treatment facility, is the largest medical waste treatment facility permitted to date in Mexico. In September 1999, we increased our interest in Medam from 24.5% to 49.0%, and in July 2000, we acquired a further 15.5% to give us a 64.5% interest in the joint venture. In August 2001, Medam completed the acquisition of a Mexico City-based medical waste management company, Tecnicas Medio Ambientales Winco S.A. de C.V., and in March 2002, Medam completed the acquisition of a majority of the stock of Ecotermica de Oriente, S.A. de C.V.

In 1999, we established a joint venture in Argentina, Medam, B.A. Srl, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Medam B.A., and to provide consulting assistance to Medam B.A. in the installation, start-up and validation of the ETD processing equipment in the joint venture’s treatment facility.

In June 2000, we entered into agreements with Aso Cement Co., Ltd. and Aso Mining Co., Ltd., to establish an ETD treatment facility in Japan. Under these agreements, we supplied ETD treatment equipment to Aso and provide ongoing consulting assistance in the operation of the ETD equipment. In addition, we exclusively licensed to Aso our ETD technology and other proprietary rights for use in certain territories within Japan.

In August 2000, we established a joint venture, Evertrade Medical Waste (Proprietary) Limited, a South Africa corporation, to utilize our ETD technology to treat medical waste in the Republic of South Africa. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Evertrade Medical Waste, and to provide consulting assistance to Evertrade Medical Waste in the operation of the ETD processing equipment in the joint venture’s treatment facility in South Africa. We also established a joint venture, Evertrade Medical Waste Manufacturing Limited, a South Africa corporation, to manufacture reusable tubs in South Africa. We are in the process of restructuring our involvement in our South African joint ventures and anticipate that our local partners will acquire our joint venture interests.

In August 2001, we concluded an agreement with SteriCorp Limited, an Australian company, under which we provided financing to SteriCorp through the purchase of convertible notes, licensed our ETD technology to it for use in Australia, New Zealand, Malaysia, Indonesia and Thailand, and agreed to sell to it an ETD processing line and assist in its installation.

In October 2002, we announced that we had entered into agreements with Medical Safety Systems of Hokkaido, Japan to establish an ETD processing facility in Japan. Under these agreements, we have supplied ETD processing equipment and provide ongoing consulting assistance to Medical Safety Systems in the operation of the ETD equipment. In addition, we exclusively licensed to Medical Safety Systems our ETD technology and other proprietary rights for use in certain territories within Japan.

In December 2003, we entered into agreements with Shiraishi Sogyo Kabushiki Kaisha, of Tochigi, Japan to establish an ETD treatment facility in Japan. Under these agreements, we are supplying ETD treatment equipment to Shiraishi and provide ongoing consulting assistance in the operation of the ETD equipment. In addition, we exclusively licensed to Shiraishi our ETD technology and other proprietary rights for use in certain territories within Japan.

Treatment Technologies

We currently use both non-incineration technologies (our proprietary ETD technology and autoclaving) and incineration technologies for treating regulated medical waste.

Stericycle was founded on the belief that there was a need for safe, secure, and environmentally responsible management of regulated medical waste. From our beginning we have championed the use of non-incineration, alternate treatment technologies such as our patented ETD process. While we recognize that some state regulations as currently in force mandate that some types of medical waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive waste minimization and segregation education of our customers. Working in cooperation with our customers, we have made tremendous strides in shifting away from incineration and moving towards alternate treatment technologies. At the end of 2003, incineration constituted less than 12% of our treatment capacity.

Autoclaving. Autoclaving treats medical waste with steam at high temperature and pressure to kill pathogens. Autoclaving alone does not change the appearance of waste, and some landfill operators may not accept recognizable medical waste, but autoclaving may be combined with a shredding or grinding process to render the medical waste unrecognizable.

ETD Treatment Process. ETD includes a system for grinding medical waste. After grinding, ETD uses an oscillating field of low-frequency radio waves to heat medical waste to temperatures that destroy pathogens such as viruses, bacteria, fungi and yeast, without melting the plastic content of the waste. ETD employs low-frequency radio waves because they can penetrate deeper than high-frequency waves, like microwaves, which can penetrate medical waste of a typical density only to a depth of approximately five inches. ETD uses frequencies that match the physical properties of medical waste, enabling the ETD treatment process to kill pathogens at temperatures as low as 90° C. Although ETD is effective in destroying pathogens present in anatomical waste, we do not currently treat segregated anatomical waste using the ETD process.

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

Medical Waste Tracking Act of 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to the MWTA, which was added to the Resource Conservation and Recovery Act of 1976. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988. Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that medical wastes which were generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA’s tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. See “—State and Local Regulation.” We currently operate eight incinerators. We believe these incinerators are in compliance with applicable state requirements.

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

We use landfills operated by parties unrelated to us for the disposal of treated medical waste from our ETD facilities and for the disposal of incinerator ash and autoclaved waste. We do not own or operate any landfills. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following treatment, waste from our ETD and autoclave facilities is disposed of as nonhazardous waste. At our incineration facilities, we test ash from the incineration process to determine whether it must be disposed of as hazardous waste.

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

Pursuant to medical waste incinerator regulations adopted by the EPA in 1997, every state was required by September 1998 to adopt a plan to comply with federal guidelines which, among other things, limit the release of some airborne pollutants from medical waste incinerators to levels prescribed by the EPA. Each state’s implementation plan must be at least as restrictive as the federal emissions standards. We believe that all of our remaining incinerators are in compliance with applicable state requirements. See “—Governmental Regulation —Federal Regulation—Clean Air Act Regulations.”

Foreign and Territorial Regulation. We presently conduct business in several provinces in Canada. Our activities in Canada are governed at the federal level by the Canadian Transportation of Dangerous Goods Act and the Canadian Environmental Protection Act, and at the provincial level by comparable legislation. The

Canadian Environmental Protection Act regulates, among other things, the cross border movement of medical waste. The federal Transportation of Dangerous Goods Act regulates the movement of dangerous goods, including infectious substances, by all modes of transportation. It imposes joint and several liability on all persons who are responsible for, or who caused or contributed to the release of any dangerous substance into the environment. Any business engaged in a regulated activity is presumed to be liable for any release, unless the business can demonstrate that it acted reasonably.

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

Permitting Process. Each state in which we currently operate, and each state, in which we may operate in the future, has a specific permitting process. After we have identified a geographic area in which we want to locate a treatment or transfer facility, we identify one or more locations for a potential new site. Typically, we will develop a site contingent on obtaining zoning approval and local and state operating authority. Most communities rely on state authorities to provide operating rules and safeguards for their community. Usually the state provides public notice of the project and, if enough public interest is shown, a public hearing may be held. If we are successful in meeting all regulatory requirements, the state may issue a permit to construct the treatment facility or transfer station. Once the facility is constructed, the state may again issue public notice of its intent to issue an operating permit and may provide an opportunity for public opposition or other action that may impede our ability to construct or operate the planned facility. Permitting for transportation operations frequently involves registration of vehicles, inspection of equipment, and background investigations on our officers and directors.

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

We hold 18 United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Hong Kong, Ireland, Mexico, Russia, South Korea and the United Kingdom.

The term of the first-to-end of our existing United States patents relating to our ETD treatment process will currently end in May 2009 and the term of the last-to-end will currently end in January 2019.

We own federal registrations of the trademarks “Steri-Fuel®,” “Steri-Plastic®,” and “Steri-Tub®,” the service mark Stericycle® and a service mark consisting of a nine-circle design.

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

Employees

As of December 31, 2003, we had 2,845 full-time and 41 part-time employees (including employees of our subsidiaries). Approximately 255 of our drivers, transportation helpers and plant workers are covered by a total of eight collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from June 2004 to October 2008. We consider our employee relations to be satisfactory.

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

Item 2.    Facilities

We lease office space for our corporate offices in Lake Forest, Illinois. We own or lease four ETD treatment facilities, eight incineration facilities, 27 autoclave facilities and two facilities that use a combination of these methods or other methods. All of our treatment facilities also serve as collection sites. We own or lease 100 additional transfer and collection sites, seven additional sales/administrative sites and three facilities for storage of supplies. This listing includes eight sites owned or leased by our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”). We consider that these facilities are adequate for our present and anticipated needs. Substantially all of our owned facilities are pledged to secure our indebtedness under our senior credit facility.

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

In September 2002, we entered into a consent decree implementing the terms of settlement with the Arizona Attorney General’s office of an antitrust investigation relating to our December 1997 sale and purchase of medical waste assets in Utah and Arizona with BFI and our subsequent failure to provide treatment services to certain third-party haulers of medical waste at our treatment facilities in Arizona and Utah. Under the consent decree, we are required to pay a total of $0.3 million in civil penalties and attorneys’ fees in quarterly installments over a three-year period, with an initial payment of $0.1 million. We are also required to provide up to 50,000 pounds per month of treatment services to third-party haulers at our Chandler, Arizona treatment facility for a five-year period at commercially competitive prices. In addition, we are required for a two-year period to rebate 25% of the amounts billed and collected from the two third-party haulers whose complaints prompted the initial investigation. The consent decree expressly stated that we did not admit to the truth of any of the substantive allegations in the underlying complaint by the Arizona Attorney General’s office.

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

In January 2003, we were sued in federal court in Arizona by a private plaintiff claiming anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours and of BFI in the three-state area during the period in question. Over the next three months, four similar suits were filed in federal court in Utah, Arizona, Colorado and New Mexico. In February and May 2003, two additional suits were filed in federal court in Utah and Arizona claiming substantially the same anticompetitive conduct but not seeking class action certification. In December 2003, an eighth suit was filed in federal court in Utah claiming monopolistic and other anticompetitive conduct in California during the prior four years and seeking certification of the suit as a class action on behalf of all California customers of ours during this four-year period. These eight suits have now been consolidated before the same judge in federal court in Utah. The first five suits have been consolidated under one consolidated class action complaint; the next two suits have been consolidated for discovery purposes; and the eighth suit has been coordinated for discovery purposes. We believe that none of these eight suits has any merit.

We and four of our officers and directors are parties to a suit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI. This suit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other claims, that we and the four directors of 3CI who are serving as our designees (and who are also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI’s minority shareholders. In October 2003, the plaintiffs filed an amended complaint adding 3CI as a derivative defendant. This suit is still at a very early stage, with the parties currently conducting preliminary discovery. We believe that the plaintiff’s claims are without merit.

In May 2003, 3CI, at the direction of its independent directors, filed a declaratory judgment action in state court in Texas to resolve a disagreement with us over the proper rate of conversion of the shares of 3CI’s preferred stock held by our wholly-owned subsidiary, Waste Systems, Inc. (“WSI”). In August 2003, this action was dismissed by the court on procedural grounds, and 3CI refiled its action as a new suit. In September 2003, WSI filed its own action for a judicial interpretation of the conversion provisions of 3CI’s preferred stock. Following a hearing, WSI’s action was abated by the court in November 2003, leaving 3CI’s suit to go forward.

In October 2003, the plaintiff in the Louisiana lawsuit and others answered or intervened in 3CI’s Texas lawsuit, naming us as a third-party defendant and making substantially the same claims alleged in the Louisiana lawsuit. We and WSI have denied these claims, and believe that they are without merit.

In September 2003, the full board of 3CI appointed a special committee consisting of 3CI’s three independent directors to act on 3CI’s behalf in respect of the dispute with us and WSI regarding the conversion rate of 3CI’s preferred stock. In January 2004, the full board expanded the special committee’s authority to include an investigation of all claims by the plaintiff in the Louisiana lawsuit and by the third-party plaintiffs in the Texas lawsuit, and to act on 3CI’s behalf in respect of both lawsuits.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2003.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	President, Chief Executive Officer and a Director	48
Richard T. Kogler	Executive Vice President and Chief Operating Officer	44
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	47
Richard L. Foss	Executive Vice President of Corporate Development	49
Shan S. Sacranie	Executive Vice President, International	51

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

Richard L. Foss has served as our Executive Vice President for Corporate Development since February 2003. From 1999 to 2002, Mr. Foss was a vice president and director of worldwide product marketing in the personal communication sector at Motorola Inc., and from 1977 until 1999, he held a number of management and marketing positions at The Proctor & Gamble Company, including serving as a vice president and general manager in the health care segment. Mr. Foss received a B.S. degree in chemistry and an M.B.A degree from Rensselear Polytechnic Institute.

Shan S. Sacranie joined us in May 2003 and became our Executive Vice President, International in November 2003. From 2001 to 2002 he was chief executive for Appliance Controls Group, Inc. and from 1995 to 2001, he was president of Oak Industries Inc. From 1978 to 1995 he held a number of management positions for Honeywell. Mr. Sacranie holds a B.A. degree (Hons) in economics from the University of Bombay, an M.B.A. degree from Minnesota State University and a J.D. degree from the William Mitchell College of Law.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2004, we had approximately 209 stockholders of record.

The following table provides the high and low sales prices of our common stock (adjusted for the May 31, 2002 2-for-1 stock split) for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2002	33.995	25.000
Second quarter 2002	40.540	28.775
Third quarter 2002	36.890	28.350
Fourth quarter 2002	38.240	30.550
First quarter 2003	39.690	32.050
Second quarter 2003	42.520	35.830
Third quarter 2003	49.600	38.270
Fourth quarter 2003	52.010	43.160

At the close of business on May 31, 2002 we recorded a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2002 on each share of common stock outstanding on May 16, 2002. All share and earnings per share information in this report is reported on a post-split basis. We did not pay any cash dividends during 2003 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our senior credit facility and the indenture pursuant to which we issued our 12 3/8% senior subordinated notes due 2009. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6.    Selected Financial Data

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands except per share amounts)
Statements of Operations Data (1)
Revenues	$132,848	$323,722	$359,024	$401,519	$453,225
Income from operations	12,284	63,466	73,294	100,832	126,397
Net income	13,968	14,511	14,710	45,724	65,781
Net income applicable to common stock	13,628	11,968	12,167	45,037	65,781
Diluted net income per share of common stock (2)	0.92	0.72	0.70	1.01	1.43
Depreciation and amortization	9,879	23,469	25,234	14,981	17,255
Other Data
Cash provided by operating activities	$11,777	$10,469	$64,550	$96,947	$121,103
Cash used in investing activities	(425,628)	(15,600)	(36,673)	(49,470)	(57,635)
Cash provided by (used in) financing activities	431,912	(11,547)	(17,806)	(51,921)	(64,036)
Balance Sheet Data (at December 31) (1)
Cash, cash equivalents and short-term investments	$19,629	$2,947	$13,017	$8,887	$7,881
Total assets	595,786	597,982	614,530	667,095	707,462
Long-term debt, net of current maturities	355,444	345,104	267,365	224,124	163,016
Convertible redeemable preferred stock	69,195	71,437	44,872	28,049	20,944
Shareholders’ equity	$118,114	$134,700	$232,510	$326,729	$407,820

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2003.

(2)	See Note 11 to the Consolidated Financial Statements for information concerning the computation of net income per common share. In 1999, net income includes acquisition-related charges of $4.8 million net of tax and a separate tax benefit of $6.3 million, which positively impacted earnings per share (“EPS”) by $0.15 per share. In 2000, net income includes acquisition-related charges of $2.7 million net of tax, which negatively impacted EPS by $0.07 per share. In 2001, net income includes acquisition-related costs of $0.2 million net of tax, fixed asset write offs of $2.0 million net of tax and items related to debt restructuring and subordinated debt repurchases, of $7.3 million net of tax, which negatively impacted EPS by $0.23 per share. Of the total of $9.5 million of such items, $5.5 million were non-cash items. In 2002, net income includes acquisition-related costs of $0.2 million net of tax, fixed asset write-offs of $1.8 million net of tax and items related to debt restructuring and subordinated debt repurchases of $1.4 million net of tax, which negatively impacted EPS by $0.08 per share. Of the total of $3.4 million of such items, $2.0 million were non-cash items. In 2003, net income includes acquisition-related costs of $0.4 million net of tax and items related to debt restructuring and subordinated debt repurchase of $2.0 million net of tax, which negatively impacted EPS by $0.04 per share. Of the total of $2.4 million of such items, $0.5 million were non-cash items.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Item 8 of this Report.

Introduction

We are the largest provider of regulated medical waste services in North America. In addition we offer OSHA compliance services for health care providers and will be introducing several new services during 2004, including software for hospitals to monitor accreditation readiness.

We derive our medical waste revenues from services to two principal types of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste (“small account” customers) and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste (“large account” customers).

Substantially all of our medical waste services are provided pursuant to customer contracts specifying either scheduled or on-call services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us to the contrary prior to the expiration of the current term of the contract. Contracts with hospitals and other large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage.

As of December 31, 2003, we served approximately 301,000 customers, of which approximately 295,500 were small account customers and approximately 5,500 were large account customers.

Critical Accounting Policies and Procedures

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities (see Note 1 to our consolidated financial statements). We believe that of our significant accounting policies (see Note 2 to our consolidated financial statements), the following ones may involve a higher degree of judgment on our part and greater complexity of reporting.

Revenue Recognition. We recognize revenue for our medical waste services at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary ETD treatment equipment are accounted for by the percentage of completion method, whereby income is recognized based on the estimated stage of completion of the individual contract using the cost-to-cost method. We routinely review total estimated costs to complete each contract and revise the estimated gross margin on the contract as necessary. Payments received in advance are deferred and recognized as services are provided.

Goodwill and Other Identifiable Intangible Assets. Goodwill associated with the excess purchase price over the fair value of assets acquired is not currently amortized. We have determined that our permits have indefinite lives and, accordingly, are not amortized. This position is in accordance with Statements of Financial Accounting Standards No. 142, which became effective for fiscal years beginning after December 15, 2001. Our goodwill and permits are currently tested for impairment annually or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives. We have determined that our customer lists have 40-year lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows (see Note 8 to our consolidated financial statements).

Accounts Receivable. Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than 2% of our revenues.

Insurance. Our insurance for worker’s compensation, vehicle liability and physical damage, and employee-related health care benefits is obtained using high deductible insurance polices. A third-party administrator is used to process all such claims. We require all worker’s compensation claims to be reported within 24 hours. As a result, we accrue our worker’s compensation liability based upon the claim reserves established by the third-party administrator at the end of each reporting period. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent that actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each quarter.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2003		2002
Revenues	$453,225	100.0%	$401,519	100.0%
Cost of revenues	243,170	53.7%	225,056	56.1%
Depreciation	13,430	3.0%	11,954	3.0%

Total cost of revenues	256,600	56.6%	237,010	59.0%

Gross profit	196,625	43.4%	164,509	41.0%
Selling, general and administrative	65,733	14.5%	57,375	14.3%
Depreciation	1,975	0.4%	1,057	0.3%
Amortization	1,850	0.4%	1,970	0.5%
Acquisition related costs	670	0.1%	362	0.1%

Total selling, general and administrative expenses	70,228	15.5%	60,764	15.1%
Write off fixed assets	—	—	2,913	0.7%

Income from operations	126,397	27.9%	100,832	25.1%
Net income	$65,781	14.5%	$45,724	11.4%

Earnings per share—diluted	$1.43		$1.01

Revenues. Our revenues increased $51.7 million, or 12.9%, to $453.2 million during 2003 from $401.5 million during 2002 as we continued to focus our medical waste services on sales to higher-margin small account customers. Revenues generated from the sale of ETD equipment and licensing of technology internationally were $2.8 million during 2003, compared to $6.4 million during 2002. During 2003, acquisitions less than one year old contributed approximately $40.0 million to the increase in our revenues from 2002. For the year, internal growth for small account customers increased approximately 9.5% while revenues from large account customers decreased by approximately 2.5% because of our winnowing of lower-margin accounts.

During 2003, the size of the regulated medical waste market in the United States remained relatively stable. Through our acquisition in January of Scherer Healthcare, Inc. and its BioSystems sharps management program, we were able to expand our service offerings. The Scherer Healthcare acquisition contributed $20.6 million of the approximately $40.0 million in acquisition revenue during 2003.

Cost of Revenues. Our cost of revenues increased $19.6 million or 8.3%, to $256.6 million during 2003, from $237.0 million during 2002. The increase was primarily related to the increase in revenues during 2003 compared to 2002. Our gross margin percentage increased to 43.4% during 2003 from 41.0% during 2002 as we realized improvements from our continuous programs to improve margins on our large quantity business, increased our number of small quantity customers electing our Steri-SafeSM program from 50,000 to 70,000 and improved our transportation productivity by increasing route density. These improvements to our gross margins were partially offset by an increase in employee benefit costs, which increased by 1.3 percentage points as a percentage of compensation costs as the cost of healthcare claims increased. This increase resulted in the evaluation of our employee healthcare programs and changes to our third-party administrators and providers, in an effort to manage future cost increases.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $70.2 million during 2003, from $60.8 million during 2002. This increase was primarily the result of increased spending as a result of the Scherer Healthcare acquisition, marketing our Steri-SafeSM program and starting the national rollout of the BioSystems sharps management program. In addition, as noted in the cost of revenues discussion above, employee benefit costs as a percentage of compensation costs increased by 1.3 percentage points. Amortization decreased to $1.9 million during 2003, from $2.0 million during 2002. Acquisition related costs increased to $0.7 million in 2003 from $0.4 million in 2002. Bad debt expense decreased during 2003 to $2.0 million from $3.4 million in 2002. This decrease was the result of improved collections and decreased write-offs during 2003. Selling, general and administrative expenses as a percentage of revenue increased to 15.5% during 2003 compared to 15.1% in 2002.

Income from Operations. Income from operations increased to $126.4 million during 2003 from $100.8 million during 2002. The increase was due to higher revenues, offset by higher costs of revenues and selling, general and administrative expenses. During the year ended December 31, 2002 we had a non-cash write down of idled incinerator equipment and related spare parts in the amount of $2.9 million. Income from operations as a percentage of revenue increased to 27.9% during 2003 from 25.1% during 2002 as a result of the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $12.8 million during 2003, from $21.5 million during 2002, primarily due to lower debt levels and lower interest rates during the year. Interest income increased to $0.6 million during 2003 compared to $0.4 million in 2002 as a result of higher interest income on notes receivable.

Debt Extinguishments and Refinancing Expenses. During 2003 we repurchased $17.8 million of senior subordinated notes compared to a repurchase of $12.6 million in 2002. As a result in 2003, we incurred $2.8 million in redemption premium expenses and $0.5 million in non-cash accelerated amortization of financing fees associated with the repurchase of the senior subordinated notes compared to $1.8 million and $0.4 million, respectively, in 2002. In addition, we amended our bank credit facility agreement in 2002 and paid $0.2 million in financing fees.

Income Tax Expense. Income tax expense for the years 2003 and 2002 reflects an effective tax rate of approximately 39.5% for federal and state income taxes.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2002		2001
Revenues	$401,519	100.0%	$359,024	100.0%
Cost of revenues	225,056	56.1%	205,873	57.3%
Depreciation	11,954	3.0%	10,086	2.8%

Total cost of revenues	237,010	59.0%	215,959	60.2%

Gross profit	164,509	41.0%	143,065	39.8%
Selling, general and administrative	57,375	14.3%	50,938	14.2%
Depreciation	1,057	0.3%	1,271	0.4%
Amortization	1,970	0.5%	13,877	3.9%
Acquisition related costs	362	0.1%	356	0.1%

Total selling, general and administrative expenses	60,764	15.1%	66,442	18.5%
Write off fixed assets	2,913	0.7%	3,329	0.9%

Income from operations	100,832	25.1%	73,294	20.4%
Net income	$45,724	11.4%	$14,710	4.1%

Earnings per share—diluted	$1.01		$0.35

Revenues. Our revenues increased $42.5 million, or 11.8%, to $401.5 million during 2002 from $359.0 million during 2001 as we continued to focus our medical waste services on sales to higher-margin small account customers. Revenues generated from the sale of ETD equipment and licensing of technology internationally were $6.4 million during 2002 as compared to $7.7 million during 2001. During 2002, acquisitions less than one year old contributed approximately $18.2 million to the increase in our revenues from 2001. For the year, internal growth for small account customers increased approximately 10.2% while revenues from large account customers increased by approximately 5.2%. The internal growth was fueled by an increasing number of current and new customers selecting our Steri-SafeSM program and increased revenues from our large customers.

Cost of Revenues. Our cost of revenues increased $21.1 million or 9.7%, to $237.0 million during 2002, from $216.0 million during 2001. The increase was primarily related to the increase in revenues during 2002 compared to 2001. Our gross margin percentage increased to 41.0% during 2002 from 39.8% during 2001 as we improved our margins on our large account business and increased our number of small account customers selecting our Steri-SafeSM program to 50,000. This increase was partially offset by a 1.3% increase in insurance, energy and employee benefit costs as a percentage of cost of revenue during 2002.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $60.8 million during 2002 from $66.4 million during 2001. This decrease was primarily a result of decreased amortization expense as a result of adopting FAS 142, which was partially offset by higher bad debt and legal expenses, increased marketing expenses related to the Steri-SafeSM program and higher insurance costs. Amortization decreased to $2.0 million during 2002 from $13.9 million during 2001 as a result of the adoption of FAS 142. Bad debt expense increased during 2002 to $3.4 million from $1.8 million in 2001 because of an increase in the allowance for doubtful accounts after an evaluation of the collectibility of our outstanding accounts receivable. Legal expenses increased during 2002 to $2.1 million from $0.7 million in 2001 as a result of the lawsuits in Arizona and Utah. Selling, general and administrative expenses as a percentage of revenue decreased to 15.1% during 2002 compared to 18.5% in 2001.

Income from Operations. Income from operations increased to $100.8 million during 2002 from $73.3 million during 2001. The increase was due to higher revenues combined with lower amortization expense, which was partially offset by higher costs of revenues. During 2002 we had a non-cash write down of incinerator equipment and related spare parts in the amount of $2.9 million compared to a $3.3 million non-cash write down of treatment fixed assets related to our 3CI subsidiary during 2001. Income from operations as a percentage of revenue increased to 25.1% during 2002 from 20.4% during the same period in 2001 as a result of the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $21.5 million during 2002, from $35.4 million during 2001, primarily due to lower debt levels and lower interest rates during the year. Interest income remained constant at $0.4 million during 2002 and 2001.

Debt Extinguishment and Refinancing expenses. During 2002 we repurchased $12.6 million of senior subordinated notes. As a result we incurred $1.8 million in redemption premium expenses and $0.4 million in non-cash accelerated amortization of financing fees associated with the repurchase of the senior subordinated notes. In addition, we amended our senior credit facility in 2002 and paid $0.2 million in financing fees. During 2001 we refinanced our senior credit facility and successfully completed an offering of 2,050,000 shares of common stock. The net proceeds were used to repay $43.8 million in senior subordinated notes. As a result, we paid $1.0 million in refinancing fees and $5.4 million in redemption premium expenses and incurred $4.4 million in non-cash accelerated amortization of financing fees associated with the senior credit facility and $1.4 million in accelerated amortization of financing fees associated with the senior subordinated notes.

Income Tax Expense. Income tax expense for 2002 and 2001 reflects an effective tax rate of approximately 39.5% and 40.0%, respectively, for federal and state income taxes.

Liquidity and Capital Resources

In January 2003, we amended our senior secured credit facility to increase our borrowing capacity by $51.0 million by reclassifying borrowings under our revolving credit facility to Term A loans. As amended, the credit facility consists of a $105 million revolving credit facility, a $112.6 million Term A loan facility and a $47.2 million Term B loan facility. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in the credit agreement. The applicable margin is based upon our leverage ratio. At December 31, 2003 the margin for interest rates on borrowings under our revolving credit facility and the Term A component is 0.0% on base rate loans and 1.25% on LIBOR loans, and the margin for interest rates on borrowings under the Term B component is 0.75% on base rate loans and 2.25% on LIBOR rate loans.

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

Our amended and restated credit facility is secured by a lien on substantially all of our assets and all of the assets of our subsidiaries (except for the assets of 3CI) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI, all of our stock in our Mexican subsidiary and 65% of our stock in our Canadian subsidiary. The amended and restated credit facility also requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At December 31, 2003, our material financial debt covenants were as follows:

•	The permitted minimum leverage ratio is 3.00:1.00. As of December 31, 2003, our actual leverage ratio was 1.15:1.00.

•	The permitted minimum fixed charge coverage ratio is 1.10:1.00. As of December 31, 2003, our actual fixed charge coverage ratio was 1.49:1.00.

•	The minimum amount of net worth allowed at December 31, 2003, as defined by the credit agreement, is $346.2 million. As of December 31, 2003, our actual net worth was $428.8 million.

As of December 31, 2003, we had $109.7 million of borrowings outstanding under our senior secured credit facility, consisting of $20.0 million under our revolving credit facility, $62.4 million under our Term A loan facility and $27.3 under the Term B loan facility.

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

Working Capital. At December 31, 2003, our working capital was $27.3 million compared to working capital of $40.6 million at December 31, 2002. The decrease in working capital is primarily due to higher accrued insurance and employee compensation liabilities and lower accounts receivable. We have a high deductible insurance program and our accrued liability increases as we add an additional year of exposure to the balance. As noted, we have available a $105.0 million revolving line of credit under our senior secured credit facility and at December 31, 2003 had borrowed $20.0 million under this line.

Net Cash Provided or Used. Net cash provided by operating activities was $121.1 million during the year ended December 31, 2003 compared to $96.9 million for 2002. This increase primarily reflects higher revenues and income, higher accrued liability and deferred income tax balances and better collections of accounts receivable in 2003 compared to 2002, partially offset by increased other asset balances. Net cash provided by operating activities in 2003 included a $10.0 million tax benefit from disqualifying dispositions of stock acquired upon the exercise of incentive stock options.

Net cash used in investing activities for 2003 was $57.6 million compared to $49.5 million for 2002. This increase is primarily attributable to the increase in payments for capital expenditures. Capital expenditures were $21.0 million for 2003, primarily for investments in capital equipment to support a nationwide rollout of the BioSystems sharps management program and other improvements in our infrastructure, compared to $14.8 million for in 2002. As of December 31, 2003 we had approximately 12% of our treatment capacity in incineration and approximately 88% in non-incineration technologies such as our proprietary ETD technology and autoclaving. The implementation of our commitment to move away from incineration may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators. Cash investments in acquisitions and international joint ventures for 2003 were $37.2 million compared to $34.6 million in 2002. Our largest acquisition in 2003 was Scherer Healthcare, Inc. for $30.2 million in net cash.

Net cash used in financing activities was $64.0 million during 2003 compared to $51.9 million for in 2002. During 2003 we made repayments of $62.1 million in debt and capital leases which consisted of $26.3 million in scheduled repayments and $35.8 million in prepayments. Included in prepayments was $17.8 million in repurchases of our 12 3/8% senior subordinated notes.

In addition, at December 31, 2003 we had $2.6 million outstanding related to promissory notes issued in connection with acquisitions during 2000 and 2002, consisting primarily of a 2-year note issued as part of the Micro-Med Industries, Inc. acquisition, which had an outstanding balance of $2.3 million at December 31, 2003.

Senior Subordinated Notes. At December 31, 2003, we had $50.9 million in principal amount of our senior subordinated notes outstanding. These notes bear a fixed rate of interest at 12 3/8% per annum, payable semiannually, and will mature on November 15, 2009. Under the trust indenture governing the notes, we have the right, beginning on November 15, 2004, to redeem all or any portion of the outstanding notes at a redemption price equal to varying percentages of the aggregate principal amount of note redeemed, plus accrued interest to the redemption date. For redemptions during the year beginning November 15, 2004, the redemption percentage is 106.1875%.

Contractual Cash Commitments. The following table displays our future contractual cash commitments.

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	Payments due by period (in thousands)
Long term debt	$165,288	$3,797	$83,321	$78,170	$—
Capital lease obligations	2,889	1,159	1,695	35	—
Purchasing obligations	1,089	1,089	—	—	—
Operating leases	51,858	15,995	27,189	5,904	2,770

Total contractual cash obligations	$221,124	$22,040	$112,205	$84,109	$2,770

We have not issued any guarantees to other parties that are not recorded on our balance sheet. At December 31, 2003 we had $12.6 million in stand-by letters of credit issued. We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

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

We believe that the government’s strict enforcement of laws and regulations relating to medical waste collection and treatment has been good for our business. These laws and regulations increased the demand for our services. A relaxation of standards or other changes in governmental regulation of medical waste, such as:

•	encouraging the use of landfills without prior treatment of medical waste;

•	removing obstacles to the use of incineration and autoclaving, thus allowing the continued use of existing on-site incinerators by medical waste generators without having to incur additional compliance costs; or

•	reducing manpower and money used to enforce environmental regulations favorable to our operations;

could increase the number of competitors or reduce the need for our services.

We may be required to pay fines and penalties for violations of environmental regulations or our permits.

From time to time we are subject to governmental proceedings to enforce regulations relating to the handling and treatment of medical waste. We have had to pay fines and penalties and to undertake remedial work at our facilities. We may be subject to similar proceedings in the future. Government enforcement actions also may be initiated against us based on claims that we are violating our permits. Such proceedings could distract management attention from our business operations and any resulting fines or shutdowns could reduce our profitability.

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

In addition, we cannot be certain that we will:

•	have enough money;

•	be able to borrow enough money on reasonable terms;

•	be able to issue stock or debt instruments (like promissory notes) as consideration for the purchase; or

•	be able to raise enough money by issuing stock or through other financing methods; to complete the purchases of the businesses that we want to acquire.

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

We have a large amount of indebtedness. As of December 31, 2003, our total long-term indebtedness was $163.0 million, net of current maturities. We had borrowings of $20.0 million under our revolving credit facility, and we had the ability to utilize a further $85.0 million under the facility. We have scheduled debt service payments under our senior credit facility during 2004, 2005 and 2006 of zero, $9.8 million and $20.0 million, respectively.

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

We plan to grow both in the United States and in foreign countries. We have established operations in Canada, Mexico and Argentina, and South Africa and have entered into ETD equipment sales and licensing agreements in Australia, Brazil and Japan. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•	government controls;

•	import and export license requirements;

•	political or economic insecurity;

•	trade restrictions;

•	changes in tariffs and taxes;

•	exchange rate fluctuations;

•	our unfamiliarity with laws, regulations, and customs;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in staffing and managing international operations.

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

We hold 18 United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Hong Kong, Mexico, Russia, South Africa, South Korea and the United Kingdom.

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

As a result of purchase accounting for our various acquisitions, our balance sheet at December 31, 2003 contains goodwill, net of accumulated amortization, of $464.9 million and other intangible assets, net of accumulated amortization, of $31.6 million (including indefinite lived intangibles of $11.0 million). In accordance with FAS 142, we evaluate on an ongoing basis, using the fair value of reporting units, whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, the value of these intangible assets may not be realized by us. If we were to determine that a significant impairment has occurred, we would be required to incur noncash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.0 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

In 2001 we entered into interest rate swap agreements that effectively converted a portion of our floating-rate debt to a fixed-rate basis for the subsequent two years, thus reducing the impact of interest rate changes on future interest expense. These swaps expired during the first quarter of 2003. At December 31, 2003 none of our floating rate debt was covered by an interest rate swap agreement.

We have exposure to commodity pricing for gas and diesel fuel for our trucks. We do not hedge these items to manage the exposure.

Item 8.    Financial Statements and Supplemental Data

Report of Independent Public Auditors

The Board of Directors

Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Items 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, in the year ended December 31, 2001, the Company changed its method of accounting for derivatives. As discussed in Note 8 to the financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill.

/S/    Ernst & Young LLP

Chicago, Illinois

February 9, 2004

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,375	$7,240
Short-term investments	512	641
Accounts receivable, less allowance for doubtful accounts of $3,779 in 2002 and $4,149 in 2003	62,013	59,711
Parts and supplies	4,494	3,244
Prepaid expenses	7,170	7,339
Notes receivable	823	2,223
Deferred tax asset	6,720	12,345
Other	4,249	4,994

Total current assets	94,356	97,737
Property, plant and equipment:
Land	7,776	7,806
Buildings and improvements	30,396	32,311
Machinery and equipment	86,661	86,991
Office equipment and furniture	11,462	13,210
Construction in progress	4,134	12,144

	140,429	152,462
Less accumulated depreciation	(51,928)	(55,900)

Property, plant and equipment, net	88,501	96,562

Other assets:
Goodwill, less accumulated amortization of $32,374	447,272	464,946
Intangible assets, less accumulated amortization of $3,609 in 2002 and $5,459 in 2003	20,110	31,642
Notes receivable	7,717	7,717
Other	9,139	8,858

Total other assets	484,238	513,163

Total assets	$667,095	$707,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$3,933	$4,830
Accounts payable	14,330	15,741
Accrued liabilities	31,810	43,436
Deferred revenue	3,681	4,987

Total current liabilities	53,754	68,994

Long-term debt, net of current portion	224,124	163,016
Deferred income taxes	30,729	42,277
Other liabilities	3,710	4,411
Redeemable preferred stock:
Series A convertible preferred stock (par value $.01 per share, 75,000 shares authorized, 29,326 shares outstanding 2002 and 22,799 outstanding in 2003, liquidation preference of $31,919 at December 31, 2002 and $24,814 at December 31, 2003)	28,049	20,944
Common shareholders’ equity:
Common stock (par value $.01 per share, 80,000,000 shares authorized, 40,437,023 issued and outstanding in 2002, 41,868,515 issued and outstanding in 2003)	404	420
Additional paid-in capital	277,531	290,631
Treasury stock of 50,000 shares in 2002	(1,435)	—
Accumulated other comprehensive income (loss)	(229)	530
Retained earnings	50,458	116,239

Total shareholders’ equity	326,729	407,820

Total liabilities and shareholders’ equity	$667,095	$707,462

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues	$359,024	$401,519	$453,225
Costs and expenses:
Cost of revenues	215,959	237,010	256,600
Selling, general and administrative	66,086	60,402	69,558
Write off of fixed assets	3,329	2,913	—
Acquisition related costs	356	362	670

Total costs and expenses	285,730	300,687	326,828

Income from operations	73,294	100,832	126,397
Other income (expense):
Interest income	366	431	550
Interest expense	(35,417)	(21,539)	(12,848)
Debt extinguishments and refinancing	(12,232)	(2,373)	(3,268)
Other income, net	(1,495)	(1,774)	(2,102)

Total other income (expense)	(48,778)	(25,255)	(17,668)
Income before income taxes	24,516	75,577	108,729
Income tax expense	9,806	29,853	42,948

Net Income	$14,710	$45,724	$65,781

Earnings per share—Basic	$0.38	$1.19	$1.59

Earnings per share—Diluted	$0.35	$1.01	$1.43

Weighted average number of common shares outstanding—Basic	31,817,790	37,868,365	41,439,020
Weighted average number of common shares outstanding—Diluted	42,200,762	45,113,171	46,097,802

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2002	2003
OPERATING ACTIVITIES:
Net income	$14,710	$45,724	$65,781
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	95	—	76
Write off of fixed assets	3,329	2,913	0
Write off of deferred financing costs	5,859	367	484
Loss on fixed assets	—	341	295
Ineffective portion of cash flow hedges	384	(384)	—
Tax benefit of disqualifying dispositions of stock options	1,697	4,983	10,044
Depreciation	11,357	13,011	15,405
Amortization	13,877	1,970	1,850
Deferred income taxes	9,085	16,199	9,576
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,741	7,177	5,983
Parts and supplies	(2,743)	1,845	1,720
Prepaid expenses and other assets	(4,776)	(3,445)	(1,710)
Accounts payable	(1,127)	(68)	(515)
Accrued liabilities	1,647	7,553	11,363
Deferred revenue	4,415	(1,239)	751

Net cash provided by operating activities	64,550	96,947	121,103

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(21,262)	(34,591)	(37,222)
Proceeds from maturity/(purchases) of short-term investments	1	(232)	(129)
Proceeds from sale of property and equipment	979	184	688
Capital expenditures	(16,391)	(14,831)	(20,972)

Net cash used in investing activities	(36,673)	(49,470)	(57,635)

FINANCING ACTIVITIES:
Proceeds from bank lines of credit	12,171	23,000	90,000
Proceeds from long term bank debt	—	1,361	1,132
Repayments of senior subordinated debt	(43,750)	(12,610)	(17,775)
Repayment of long term debt	(37,099)	(68,416)	(133,210)
Payments of deferred financing costs	(173)	—	(395)
Principal payments on capital lease obligations	(1,525)	(879)	(1,117)
Net proceeds from public offering of common stock	49,005	—	—
Purchase of Treasury stock	—	(1,435)	(13,204)
Proceeds from other issuances of common stock	3,565	7,058	10,533

Net cash used in financing activities	(17,806)	(51,921)	(64,036)

Effect of exchange rate changes on cash	—	82	(567)
Net increase (decrease) in cash and cash equivalents	10,071	(4,362)	(1,135)
Cash and cash equivalents at beginning of period	2,666	12,737	8,375

Cash and cash equivalents at end of period	$12,737	$8,375	$7,240

Non-cash activities:
Net issuances of notes payable for certain acquisitions	$—	$4,962	$—

Net issuances of common stock and warrants for certain acquisitions	$6,250	$17,298	$204

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003

	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2000	30,418	$304	$141,152	$(6,756)	$—	$—	$134,700
Issuance of common stock for exercise of options and warrants and employee stock purchases	726	8	3,652	—	—	—	3,660
Public offering of common stock (net of offering costs)	2,050	20	48,985	—	—	—	49,005
Common stock and warrants issued for acquisitions	274	2	6,248	—	—	—	6,250
Conversion of Preferred Stock	3,612	36	28,990	—	—	—	29,026
Tax benefit of disqualifying dispositions of stock options	—	—	1,697	—	—	—	1,697
Preferred dividends	—	—	0	(2,542)	—	—	(2,542)
Currency translation adjustment				—	—	(10)	(10)
Change in fair value of cashflow hedge				—	—	(3,986)	(3,986)
Net income	—	—	—	14,710	—	—	14,710

Comprehensive income	—	—	—	—	—	—	10,714

Balances at December 31, 2001	37,080	$370	$230,724	$5,412	$—	$(3,996)	$232,510
Issuance of common stock for exercise of options and warrants and employee stock purchases	857	9	7,138	—	—	—	7,147
Conversion of preferred stock	2,000	20	17,393	—	—	—	17,413
Issuance of stock for stock split
Purchase of treasury stock	—	—	—	—	(1,435)	—	(1,435)
Common stock and warrants issued for acquisitions	500	5	17,293	—	—	—	17,298
Tax benefit of disqualifying dispositions of stock options	—	—	4,983	—	—	—	4,983
Preferred dividends	—	—	—	(678)	—	—	(678)
Currency translation adjustment	—	—	—	—	—	16	16
Change in fair value of cashflow hedge	—	—	—	—	—	3,751	3,751
Net income	—	—	—	45,724	—	—	45,724

Comprehensive income	—	—	—	—	—	—	49,491

Balances at December 31, 2002	40,437	$404	$277,531	$50,458	$(1,435)	$(229)	$326,729
Issuance of common stock for exercise of options and warrants and employee stock purchases	960	10	10,390	—	—	—	10,400
Conversion of preferred stock	812	8	7,097	—	—	—	7,105
Cancellation of repurchased stock	(343)	(3)	(14,636)	—	1,435	—	(13,204)
Common stock and warrants issued for acquisitions	2	1	205	—	—	—	206
Tax benefit of disqualifying dispositions of stock options	—	—	10,044	—	—	—	10,044
Currency translation adjustment	—	—	—	—	—	527	527
Change in fair value of cashflow hedge	—	—	—	—	—	232	232
Net income	—	—	—	65,781	—	—	65,781

Comprehensive income	—	—	—	—	—	—	66,540

Balances at December 31, 2003	41,868	$420	$290,631	$116,239	$—	$530	$407,820

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Note 1—Description of Business

We were incorporated in March 1989 and presently serve approximately 301,000 customers throughout the United States, Puerto Rico, Canada and Mexico with an integrated medical waste management network. We use this network to provide compliance services including regulated medical waste collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies. We are also expanding into international markets through joint ventures or by licensing our proprietary technology and selling associated equipment. Our medical waste treatment technologies include our proprietary electro-thermal-deactivation system (“ETD”) as well as traditional methods such as autoclaving and incineration.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries as well as our 64% ownership in Medam S.A. de C.V. (a Mexican company) and 67.5% common stock ownership in 3CI Complete Compliance Corporation. All significant intercompany accounts and transactions have been eliminated. In addition, we have a 37.5% ownership in Medam B.A. Srl (an Argentine company) and a 26.5% ownership in Evertrade Medical Waste (Pty) Ltd. (a South African company), which are both accounted for using the equity method. Minority interest expense related to our majority owned subsidiaries and our equity interest in the income or loss of unconsolidated subsidiaries are included in the other income (expense)

Revenue Recognition:

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and Improvement	3 to 30 years
Machinery and Equipment	3 to 10 years
Transportation Equipment	3 to 5 years
Office Equipment and Furniture	3 to 10 years
Software	3 to 7 years

During the year ended December 31, 2002 we recorded a non-cash write-down of idled incinerator equipment at our Chandler, Arizona and St. Louis, Missouri facilities of $2.5 million and $0.4 million in related spare parts. During the year ended December 31, 2001 we recorded a non-cash write-down of idled treatment equipment at our majority-owned subsidiary, 3CI Complete Compliance Corporation, Inc. (‘3CI’) of $3.3 million. Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $11.4 million, $13.0 million and $15.4 million, respectively.

Goodwill and Intangibles:

Goodwill, for acquisitions completed prior to June 30, 2001, was amortized using the straight-line method over 25 years except for the goodwill related to our acquisition of the medical waste business of Browning-Ferris Industries, Inc. (the “BFI acquisition”), which was being amortized over 40 years. Amortization expense for 2001 related to goodwill was approximately $11.6 million. Effective January 1, 2002 we adopted FAS 142. Accordingly, goodwill and other indefinite lived intangibles are no longer amortized but are subject to an annual impairment test. According to FAS 142, other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of 40 years. We have non-compete intangibles with useful lives of 5 years. We have determined that our permits have indefinite lives and thus they are not amortized.

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

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values except for our senior subordinated notes, which are valued on the open market at approximately $56.6 million (111% of their $50.9 million carrying value at December 31, 2003). Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of account receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when known and estimatable. These losses, when incurred, have been within the range of our expectations.

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

Stock-Based Compensation

At December 31, 2003, we have stock-based compensation plans, which are described more fully in Note 13. We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for employee stock options using the intrinsic value method because the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition of FAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2001	2002	2003
As reported net income	$14,710	$45,724	$65,781
Pro forma impact of stock options, net of tax	3,983	5,303	6,598
Pro forma impact of employee stock plan, net of tax	—	61	149

Pro forma net income	$10,727	$40,360	$59,034

Earnings per share
Basic-as reported	$0.38	$1.19	$1.59

Basic-pro forma	$0.26	$1.05	$1.42

Diluted-as reported	$0.35	$1.01	$1.43

Diluted-pro forma	$0.26	$0.90	$1.29

Foreign Currency Translation:

Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income (loss) directly in equity.

Common Stock:

At the close of business on May 31, 2002 we recorded a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2002 on each share of common stock outstanding on May 16, 2002. All share and earnings per share information in these financial statements are reported on a post-split basis.

Reclassifications:

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

New Accounting Standards:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51” (the “Interpretation”). The Interpretation introduces a new consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation applies no later than the end of the first reporting period ending after March 15, 2004. We do not believe the adoption of the Interpretation will have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characterisitics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments as of the beginning of the first interim financial reporting period beginning after June 15, 2003. There was no impact of the Statement on our consolidated financial statements.

Note 3—Income Taxes

At December 31, 2003, net operating loss carry forwards for federal income tax purposes have been fully utilized, excluding net operating loss carry forwards related to 3CI. We have a foreign tax credit of approximately $1.5 million, which will begin to expire beginning in 2004.

Significant components of our income tax expense for the years ended December 31, are as follows (in thousands):

	2001	2002	2003
Deferred
Federal	$8,104	$12,965	$8,945
State	981	2,964	2,162

	9,085	15,929	11,107

Current
Federal	326	11,490	26,992
State	395	2,434	4,849

Total Provision	$9,806	$29,853	$42,948

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, is as follows:

	2001	2002	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	4.0%	4.7%	4.2%
Non deductible goodwill amortization	1.1%	—%	—%
Other	(0.1)%	(0.2)%	0.3%

Effective tax rate	40.0%	39.5%	39.5%

Cash payments for income taxes were $2.0 million in 2001, $3.2 million in 2002 and $16.7 million in 2003.

Our deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2002	2003
Deferred tax liabilities:
Property, plant, and equipment	$(6,235)	$(7,277)
Goodwill	(25,668)	(35,631)

Total deferred tax liabilities	(31,903)	(42,908)
Deferred tax assets:
Accrued liabilities	5,460	7,649
Other	1,712	1,807
Net operating tax loss carryforward	7,289	4,442

Total deferred tax assets	14,461	13,898

Net deferred tax assets	(17,442)	(29,010)
Valuation allowance	(7,050)	(922)

Net deferred tax liabilities	$(24,492)	$(29,932)

3CI, our majority owned subsidiary, has net operating loss carryforwards for federal and state purposes of $10.6 million beginning to expire in 2004. Stericycle has net operating loss carryforwards for state purposes of $6.6 million, which expire through 2018.

Note 4—Acquisitions

During the year ended December 31, 2003, we completed the acquisition of four domestic medical waste management businesses, our Canadian subsidiary completed one acquisition, and our majority owned subsidiary, 3CI, completed one acquisition. In addition, we completed the acquisition of a software company. No individual acquisition was significant to our operations.

In January, we completed our acquisition, by a reverse subsidiary merger, of all the common and preferred stock of Scherer Healthcare, Inc. which operated two business lines: (i) consumer healthcare products and (ii) waste management services, with the latter focused on the containment, control, collection and processing of sharp-edged medical waste. Scherer’s reusable sharps programs were marketed through its BioSystems subsidiaries in 10 northeastern and Mid-Atlantic states. In addition, in January, we completed our acquisition of selected assets from Kuglen Services, Ltd., LLP, which operated in Texas.

In June, we completed our acquisition of selected assets of Environmental Management Group, Inc., which operated in Ohio and Kentucky. Also in June 3CI acquired selected assets of PMT USA, Inc., d/b/a Air & Sea Environmental, which operated in southeast Texas.

In September, we completed the acquisition of selected assets of NAWA Medical Disposal, L.L.C., which operated in western Texas. In November, our wholly-owned Canadian subsidiary, completed the acquisition of selected assets of Enviro-Med Canada, Inc. which operated in northern Ontario. In December 2003, we acquired substantially all of the assets of Pharmacy Software Solutions, Inc. (“PSSI”). PSSI is engaged in the business of designing, developing, enhancing, selling, marketing, distributing, maintaining and supporting software programs used for pharmaceutical returns by retail and hospital pharmacies and pharmaceutical companies.

The aggregate net purchase price of these acquisitions during 2003 was approximately $37.4 million, of which approximately $37.2 million was paid in cash; $0.2 million was paid by the issuance of unregistered shares of our common stock.

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

In addition we acquired certain profit sharing rights, put rights and other rights of three stockholders of 3CI Complete Compliance Corporation, under a settlement agreement that they originally entered into with 3CI in January 1996. In December 2002 we exercised warrants to purchase 541,286 shares of common stock at $0.37 per share. In connection with these transactions, we increased our common stock ownership to 6,578,504 shares or 67.5% of its outstanding common stock.

The aggregate purchase price of these acquisitions during 2002 was approximately $55.9 million, of which approximately $33.6 million was paid in cash, $17.3 million was paid by the issuance of shares of our common stock, and $5.0 million was paid by the issuance of promissory notes.

During the year ended December 31, 2001, we completed the acquisition of four domestic medical waste management businesses and our Mexican subsidiary completed one acquisition. In April, we purchased the customer contracts and selected other assets of Trans Med Ltd., which operated in New York, New Jersey and Connecticut, and also the customer contracts and selected other assets of Bio-Safe America, Inc., which operated in Florida. In July, we acquired all of the stock of American Medical Disposal, Inc., which operated in Oklahoma, Nebraska and several other states, and in December, we acquired substantially all of the assets of Integrated Environmental Systems, Inc., which operated in California and Nevada. In August, our Mexican subsidiary acquired all of the stock of Tecnicas Medio Ambientales Winco S.A. de C.V., which was based in Mexico City. The aggregate purchase price for these acquisitions was approximately $23.3 million, of which approximately $17.0 million was paid in cash and $6.3 million was paid by the issuance of unregistered shares of our common (which, pursuant to agreement, we subsequently registered for sale).

For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 2001, 2002 and 2003 of $23.3 million, $55.9 million and $37.4 million respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price for acquisitions completed in 2001, 2002, and 2003 includes the value of 274,886, 500,269 and 1,906 shares respectively, of our common stock issued to the sellers. In certain cases, the purchase price is or was subject to downwards adjustment if revenues from customer contracts acquired failed to reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying Consolidated Balance Sheets as goodwill. Goodwill was recorded in the amounts of $35.4 million and $22.2 million during the years of 2002 and 2003, respectively. The results of operations of these acquired businesses have been included in the Consolidated Statements of Income from the date of the acquisition.

Note 5—Long Term Debt

Long-term debt consists of the following at December 31:

	2002	2003
	(in thousands)
Industrial development revenue bonds	$645	$—
Obligations under capital leases	3,403	2,496
Notes Payable to Bank	146,845	109,658
Senior Subordinated Debt	68,640	50,865
Notes Payable	8,524	4,827

	228,057	167,846
Less: Current Portion	3,933	4,830

Total	$224,124	$163,016

Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 2003 are as follows:

(in thousands)
2004	$3,797
2005	10,727
2006	19,993
2007	52,601
2008	27,305
Thereafter	50,865

We paid interest of $33.8 million, $25.6 million and $13.6 million for the fiscal years ended December 31, 2001, 2002 and 2003, respectively.

Property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheet is as follows at December 31:

	2002	2003
	(in thousands)
Machinery and Equipment	$43	$46
Vehicles	5,741	5,784
Less—accumulated depreciation and amortization	(3,663)	(4,841)

	$2,121	$989

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows (in thousands):

2004	$1,159
2005	923
2006	577
2007	195
2008	35

Total minimum lease payments	2,889
Less amounts representing interest	(331)

Present value of net minimum lease payments	2,558
Less Current portion	1,033

Long-term obligations under capital leases	$1,525

Senior Credit Facility

In November 1999, we established a senior secured credit facility under a credit agreement with various financial institutions. The facility consisted of a six-year revolving credit facility of $50.0 million, a six-year Term A loan in the principal amount of $75.0 million and a seven-year Term B loan in the principal amount of up to $150.0 million.

In October 2001, we refinanced our senior secured credit facility to increase the revolving credit component of the facility to $80.0 million and extend its maturity to September 2006 and to reallocate the term loan components of the facility, increasing the lower-interest Term A loan component to $100.0 million and extending its maturity to September 2006, and reducing the higher-interest Term B loan component to $75.0 million and extending its maturity to September 2007. In June 2002, we increased the revolving credit component from $80.0 million to $105.0 million. In January 2003, we amended our senior secured credit facility to increase our borrowing capacity by $51.0 million by reclassifying borrowings under our revolving credit facility to Term A loans. As amended, the credit facility consisted of a $105 million revolving credit facility, a $112.6 million Term A loan facility and a $47.2 million Term B loan facility.

Under the credit agreement as amended in January 2003, we extended the maturity of the revolving credit component and the Term A loan component to September 2007 and extended the maturity of the Term B component to September 2008. Both term loans are repayable in quarterly installments on the last business day of March, June, September and December beginning in 2003. The required principal repayments under the Term A loan component are $5.0 million on each quarterly payment date through June 2007, with a final payment of the outstanding principal balance upon maturity in September 2007. The required principal payments under the Term B loan component are $0.2 million on each quarterly payment date through June 2008, with a final payment of the outstanding balance upon maturity in September 2008. As of December 31, 2003, we had $109.7 million of borrowings outstanding under our senior secured credit facility, of which $20.0 million consisted of borrowings under the revolving credit component, $62.4 million under the Term A component and $27.3 million under the Term B component. In addition at December 31, 2003 we had $12.6 million of stand by letters of credit issued under our revolving credit component.

The refinancing of our senior secured credit facility in October 2001 reduced the interest rates that we are charged, by reducing the applicable margin that is added to the relevant interest rate. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our leverage ratio. As of December 31, 2003, the margin for interest rates on borrowings under our revolving credit facility and the Term A component was zero on base rate loans and 1.25% on LIBOR loans, and the margin for interest rates on borrowings under the Term B component was 0.75% on base rate loans and 2.25% on LIBOR loans. At December 31, 2003, the average rate of interest on the revolving credit facility was 2.42% per annum, the average rate of interest on the Term A loan was 2.40% per annum and the rate of interest on Term B loan was 3.42% per annum.

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

In December 2001, we redeemed senior subordinated notes in the aggregate principal amount of $43.8 million. Under the trust indenture governing the notes, we had the right, on one or more occasions before November 15, 2002, to redeem up to 35% of the notes at a redemption price of 112.375% of the aggregate principal amount of notes redeemed, plus accrued interest to the redemption date, using the net cash proceeds from one or more equity offerings. We exercised this right in November 2001, using the net proceeds from the public offering of 2,050,000 shares of our common stock that we had completed earlier in the month, to redeem the maximum permissible amount of the notes. During 2002 and 2003, we repurchased $12.6 million and $17.8 million, respectively, of the notes in private transactions, as the trust indenture permits.

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

Our senior subordinated notes are guaranteed by all of our domestic subsidiaries except 3CI. The trust indenture requires us to comply with various financial, reporting and other covenants and restrictions.

In connection with the October 2001 refinancing of our senior secured credit facility and the redemption of our senior subordinated notes we recorded debt-refinancing expenses and extinguishment expenses in the year ended December 31, 2001, which included $1.0 million in refinancing fees and $5.4 million in redemption premium expenses and incurred $4.4 million in accelerated amortization of financing fees associated with the senior credit facility and $1.4 million in accelerated amortization of financing fees associated with the senior subordinated notes.

As a result of the 2002 repurchases of senior subordinated notes, we incurred $1.8 million in redemption premium expenses and $0.4 million in accelerated amortization of financing fees associated with the senior subordinated notes. As a result of the 2003 repurchases of senior subordinated notes, we incurred $2.8 million in redemption premium expenses and $0.5 million in accelerated amortization of financing fees associated with the senior subordinated notes. In connection with the June 2002 bank credit facility amendment we paid $0.2 million in financing fees.

Note 6—Accrued Liabilities

Accrued liabilities at December 31, consist of the following items (in thousands):

	2002	2003
Accrued compensation	$7,337	$8,995
Accrued vacation	3,263	4,351
Accrued acquisition related expenses	505	—
Accrued interest	2,322	1,261
Accrued insurance	9,240	14,008
Deferred tax liability	484	—
Accrued income tax	2,026	6,244
Derivative instrument obligation	232	—
Accrued liabilities-other	6,401	8,577

Total accrued liabilities	$31,810	$43,436

Note 7—Derivative Instruments

In 2001, we entered into interest rate swap agreements that effectively converted a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. We had an interest rate swap agreement covering $100.0 million in principal at a 5.23% fixed interest rate that expired in January 2003 and an interest rate swap agreement covering $25.0 million in principal at a 5.19% fixed interest rate that expired in February 2003. No interest rate swap agreements have been entered into during 2003, accordingly, none of our outstanding floating-rate debt was designated as hedged items to interest rate swap agreements at December 31, 2003.

The adoption of FAS 133 on January 1, 2001 resulted in a $0.2 million effect of change in accounting principle, which was recorded as other comprehensive loss. During the years ended December 31, 2001 and 2002, we recognized a net loss of $0.4 million and a net gain of $0.4 million, respectively, related to the ineffective portion of our hedging instruments in our interest expense. During 2003 there was no gain or loss related to the ineffective portion of our hedging instruments in our interest expense. Activity related to the accumulated loss on derivative instruments is as follows (in thousands):

Initial adoption of FAS 133	$(225)
Change associated with current period hedge transactions	(4,145)
Amount reclassified into earnings	384

Balance at December 31, 2001	$(3,986)
Change associated with current period hedge transactions	4,138
Amount reclassified into earnings	(384)

Balance at December 31, 2002	$(232)
Change associated with current period hedge transactions	232

Balance at December 31, 2003	$—

Note 8—Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In 2002 and 2003 we performed our annual impairment evaluations and determined that there was no impairment. At December 31, 2003, we have $11.0 million in indefinite lived intangibles that consist of environmental permits for which we performed an annual impairment test and determined that there was no impairment.

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 was as follows (in thousands):

	United States	Foreign Countries	Total
Balance as of January 1, 2002	$405,926	$5,951	$411,877
Goodwill acquired during year	35,161	234	35,395

Balance as of December 31, 2002	441,087	6,185	447,272

Goodwill acquired during year	21,159	1,079	22,238

Effect of reduction in deferred tax valuation allowance	(3,653)	(911)	(4,564)

Balance as of December 31, 2003	$458,593	$6,353	$464,946

In 2003, we reduced our net operating loss deferred tax valuation allowance, which was originally established as part of purchase accounting for 3CI and our Canadian subsidiary, thus reducing goodwill by $4.6 million.

The pro forma impact of eliminating goodwill amortization for the year ended December 31, 2001 is as follows:

2001
Reported net income	$14,710
Add back: Goodwill amortization	11,626
Subtract: Tax effect of goodwill amortization	(4,650)

Adjusted net income	$21,686

Basic earnings-per-share
Reported net income	$0.38
Add back: Goodwill amortization	0.37
Subtract: Tax effect of goodwill amortization	(0.15)

Adjusted basic earnings-per-share	$0.60

Diluted earnings-per-share
Reported net income	$0.35
Add back: Goodwill amortization	0.28
Subtract: Tax effect of goodwill amortization	(0.11)

Adjusted diluted earnings-per-share	$0.52

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the year ended December 31, 2003 we recorded at fair value the intangibles acquired in connection with our acquisitions of Scherer Healthcare, Inc., Kuglen Services Ltd, LLP, Environmental Management Group, NAWA

and Enviromed Canada. 3CI also recorded the fair value of the intangibles acquired in connection with its acquisition of selected assets of PMT USA, Inc. We assigned $7.3 million to customer relationships with an amortization period of 40 years, $1.5 million to trade names with an amortization period of 40 years, $1.8 million to a facility environmental permit with an indefinite life and $1.0 million to a non-compete with an amortization period of 5 years. In addition we acquired rights to an exclusive marketing license for $1.8 million, which will be amortized over the four-year term of the license agreement.

During the year ended December 31, 2002 we recorded at fair value the intangibles acquired from our acquisitions of American Medical Disposal, Inc., and its wholly owned subsidiary Environmental Health Services, Inc., Bio Environmental Services, Inc., Pyroval Inc., A-Medco, Inc., Bio-Waste Industries of Central Florida, Inc., Ecotermica de Oriente, S.A. de C.V., Enviromed, Inc., Bridgeview Inc., and Micro Med Industries Inc. We assigned $9.0 million to customer relationships with an amortization period of 40 years and we assigned $9.2 million to the facility environmental permits with an indefinite life. We also have non-compete agreements, which are amortized over the term of the non-compete agreement, generally five years.

As of December 31, 2003 the value of the amortizing intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$6,328	$4,606
Customer relationships	16,253	701
Tradenames	1,580	84
License agreement	1,800	30
Other	140	38

Total	$26,101	$5,459

During the year ended December 31, 2002 and 2003 the aggregate amortization expense was $2.0 and $1.9 million respectively. The estimated amortization expense, in thousands, for each of the next five years is as follows for the years ended December 31:

2004	$1960
2005	1015
2006	1005
2007	997
2008	788

Note 9—Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next twelve years. The leases for most of the properties contain renewal provisions.

Rent expense for 2001, 2002, and 2003 was $12.2 million, $14.8 million and $18.2 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2003 for each of the next five years and in the aggregate are as follows:

(in thousands)
2004	$15,995
2005	12,240
2006	9,075
2007	5,874
2008	3,692
Thereafter	4,982

Total minimum rental payments	$51,858

Note 10—Acquisition Related Expenses

During 2001, 2002, and 2003 we incurred acquisition-related expenses of $0.4 million, $0.4 million and $0.7 million, respectively. These expenses primarily related to severence and relabeling of equipment. In 2001, 2002 and 2003, we paid approximately $0.8 million, $0.2 million, and $0.1 million of these acquisition related expenses, respectively.

Note 11—Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except share and per share data)
Numerator:
Net income	$14,710	$45,724	$65,781
Preferred stock dividends	(2,543)	(687)	—

Numerator for basic earnings per share- income available to common stockholders	12,167	45,037	65,781
Effect of dilutive securities:
Preferred stock dividends	2,543	687	—

Numerator for diluted earnings per share- income available to common stockholders after assumed conversions	$14,710	$45,724	$65,781

Denominator:
Denominator for basic earnings per share- weighted-average shares	31,817,790	37,868,365	41,439,020
Effect of dilutive securities:
Employee stock options	1,720,668	1,753,483	1,814,728
Warrants	170,916	117,101	8,386
Convertible preferred stock	8,491,388	5,374,222	2,835,668

Dilutive potential common shares	10,382,972	7,244,806	4,658,782

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	42,200,762	45,113,171	46,097,802

Basic net income per share	$0.38	$1.19	$1.59

Diluted net income per share	$0.35	$1.01	$1.43

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 13.

In 2001, 2002 and 2003, options and warrants to purchase 101,460 shares, 70,752 shares and 13,623 shares respectively, at exercise prices of $22.51-$23.67, $22.91-$36.48, and $35.05-$49.84 respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 12—Comprehensive Income

The components of accumulated comprehensive income are as follows:

	Currency Translation	Unrealized Losses on Derivative Instruments	Accumulated Other Comprehensive Income/ (Loss)
As of December 31, 2002	$6	$(235)	$(229)
As of December 31, 2003	530	—	530

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

Shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and warrants. These shares, which include both shares available for option grant and shares granted as options but not yet exercised, have been reserved as follows at December 31, 2003:

1995 Plan options	576,302
1996 Directors Plan options	719,094
1997 Plan options	1,307,304
2000 Plan options	2,964,658
Warrants	10,592

Total shares reserved	5,577,950

A summary of stock option information follows:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,281,916	$7.33	3,646,026	$10.38	3,610,373	$14.95
Granted	1,150,778	16.72	858,972	28.10	981,267	32.36
Exercised	(615,966)	5.95	(836,302)	8.28	(831,491)	12.08
Cancelled/Forfeited	(170,702)	6.84	(58,323)	19.41	(106,350)	22.33

Outstanding at end of year	3,646,026	10.38	3,610,373	14.95	3,653,799	21.02
Exercisable at end of year	1,283,076	$8.02	1,445,481	$11.67	1,617,059	$15.62
Available for future grant	1,589,124		2,788,476		1,913,559

Options outstanding and exercisable as of December 31, 2003 by price range:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life In Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.45–$10.125	1,139,247	5.51	$7.80	799,280	$7.38
$10.344–$15.203	680,654	7.03	14.85	299,178	14.58
$15.50–$22.505	140,995	7.26	21.13	113,839	22.07
$22.91–$34.47	793,783	8.20	28.09	325,912	29.17
$35.05–$49.84	899,120	9.06	36.18	78,850	37.79

	3,653,799	7.32	$21.02	1,617,059	$15.62

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

Pro forma information regarding net income and net income per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted were valued using the Black-Scholes option-pricing model. The following assumptions were used in 2001, 2002 and 2003: expected volatility of 0.62 in 2001, 0.60 in 2002 and 0.55 in 2003; risk-free interest rates ranging from 3.74% to 5.19% in 2001, 3.01% to 4.5% in 2002, and 1.18% to 3.745% in 2003; a dividend yield of 0%; and a weighted-average expected life of the option of 48 months. The weighted-average fair values of options granted during 2001, 2002 and 2003 were $12.77 per share, $12.93 per share, and $15.51 per share respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

	Year Ended December 31,
	2001	2002	2003
As reported net income	$14,710	$45,724	$65,781
Pro forma impact of stock options, net of tax	3,983	5,303	6,598
Pro forma impact of employee stock plan, net of tax	—	61	149

Pro forma net income	$10,727	$40,360	$59,034

Earnings per share
Basic-as reported	$0.38	$1.19	$1.59

Basic-pro forma	$0.26	$1.05	$1.42

Diluted-as reported	$0.35	$1.01	$1.43

Diluted-pro forma	$0.26	$0.90	$1.29

Warrants:

In connection with a subordinated loan agreement, six directors were granted five-year warrants to purchase shares of our common stock exercisable at any time after the first anniversary of the grant date in December 1998 and January 1999. The lenders were granted warrants to purchase, in the aggregate, 37,940 shares of common stock at $7.25 per share, 87,102 shares of common stock at $7.75 per share and 118,184 shares of common stock at $8.25 per share. In 2001, warrants to purchase 13,796 shares at $7.25 per share, 38,712 shares at $7.75 per share, and 36,364 shares at $8.25 per share, were exercised. In 2002, warrants to purchase 3,450 shares at $7.25 per share, 9,678 shares at $7.75 per share, and 9,092 shares at $8.25 per share, were exercised. In 2003, warrants to purchase 20,694 shares at $7.25 per share, 38,712 shares at $7.75 per share and 72,728 shares at $8.25 per share were exercised. At December 31, 2003 none of the warrants to purchase shares remained outstanding.

In June 2000, in connection with our acquisition of an additional 15% interest in Medam, we issued warrants to purchase 88,748 shares of our common stock. Of these warrants, warrants for 62,256 shares were immediately exercisable, while the remaining 26,492 shares become exercisable over five years. The exercise price of the warrants is $8.75 per share. In 2001, warrants to purchase 65,190 shares were exercised. In 2003, warrants to purchase 12,966 shares were exercised. At December 31, 2003, warrants to purchase 10,592 shares remained outstanding and exercisable.

Note 14—Series A Convertible Preferred Stock

In November 1999, we issued and sold 75,000 shares of Series A convertible preferred stock for $1,000 per share or $75.0 million in the aggregate, in cash, less various fees and expenses. We used the net proceeds from the sale to finance a portion of the purchase price of our BFI acquisition.

Holders of Series A convertible preferred stock converted 29,595 shares into 3,611,328 shares of our common stock in 2001, 16,079 shares into 2,000,000 shares of our common stock in 2002 and 6,527 shares into 812,000 shares of our common stock in 2003. As of December 31, 2002, there were 22,799 shares of Series A convertible preferred stock issued and outstanding.

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

As amended in July 2002, the corporate governance agreement that we entered into with the initial investors provides that as long as each of the two groups of initial investors and their affiliates continues to hold 25% or more of the group’s initial “underlying common stock” (i.e., the shares of common stock issuable, or previously issued, upon conversion of the group’s initial Series A convertible preferred stock), the group has the right, voting as a separate class, to elect one director to our Board of Directors. If the group ceases to hold 25% of its initial underlying common stock, the group’s right to elect one director will terminate. The two groups of initial investors consist of investment funds associated with Bain Capital, LLC and investment funds associated with Madison Dearborn Partners, LLC. By reason of the conversion of a total of 10,451 shares of preferred stock into 1,300,000 shares of our common stock in January 2004 and the concurrent sale of the common stock, each group ceased to hold 25% of its initial underlying common stock and its right to elect one director terminated.

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

Note 15—Employee Benefit Plan

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,500 per annum. Our contributions for the years ended December 31 2001, 2002 and 2003 were approximately $0.9 million, $1.0 million and $1.1 million respectively.

Note 16—Employee Stock Purchase Plan

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the “ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 300,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. Every employee who has completed one year’s employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2002 and 2003, 22,278 shares and 22,012 shares, respectively, were issued through the ESPP.

Note 17—Non-Consolidating Joint Ventures

We have an investment in a joint venture, Medam, B.A. Srl, an Argentine corporation, which was formed to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. At December 31, 2002 and 2003 our investment in the joint venture was $2.5 million and $2.8 million, respectively, which is included in other long-term assets.

We also have invested in a joint venture, Evertrade Medical Waste (Pty) Ltd, which was formed to service the medical waste market in South Africa using our ETD technology. The joint venture company is headquartered in Johannesburg, South Africa. In 2001, we recorded $1.4 million in revenues related to the sale of equipment to Evertrade Medical Waste (Pty) Ltd. and other licensing and consulting agreements. At December 31, 2002 and 2003 we had total receivables of $2.3 million and $2.0 million, respectively, from the joint venture related to these agreements, which are included in other current assets. In addition our investment in the joint venture at December 31, 2002 and 2003 was $2.3 million and $1.2 million, respectively, which is included in other long-term assets. We also have a joint venture Evertrade Medical Waste Manufacturing Limited, which was formed to manufacture reusable tubs in South Africa. At December 31, 2002 and 2003 we had loans of $5.1 million, respectively, to the joint venture, which are included in notes receivable.

In 2003, we recorded $1.7 million of minority interest expense related to the above joint ventures, which was recorded in the other income (expense).

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

In January 2003, we were sued in federal court in Arizona by a private plaintiff claiming anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours and of BFI in the three-state area during the period in question. Over the next three months, four similar suits were filed in federal court in Utah, Arizona, Colorado and New Mexico. In February and May 2003, two additional suits were filed, in federal court in Utah and Arizona, claiming substantially the same anticompetitive conduct but not seeking class action certification. In December 2003, an eighth suit was filed in federal court in Utah claiming monopolistic and other anticompetitive conduct in California during the prior four years and seeking certification of the suit as a class action on behalf of all California customers of ours during this four-year period. These eight suits have now been consolidated before the same judge in federal court in Utah. The first five suits have been consolidated under one consolidated class action complaint; the next two suits have been consolidated for discovery purposes; and the eighth suit has been coordinated for discovery purposes. We believe that none of these eight suits has any merit.

We and four of our officers and directors are parties to a suit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI. This suit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other claims, that we and the four directors of 3CI who are serving as our designees (and who are also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI’s minority shareholders. In October 2003, the plaintiffs filed an amended complaint adding 3CI as a derivative defendant. This suit is still at a very early stage, with the parties (other than 3CI) currently conducting preliminary discovery. We believe that the plaintiff’s claims are without merit.

In May 2003, 3CI, at the direction of its independent directors, filed a declaratory judgment action in state court in Texas to resolve a disagreement with us over the proper rate of conversion of the shares of 3CI’s preferred stock held by our wholly-owned subsidiary, Waste Systems, Inc. (“WSI”). In August 2003, this action was dismissed by the court on procedural grounds, and 3CI refiled its action as a new suit. In September 2003, WSI filed its own action for a judicial interpretation of the conversion provisions of 3CI’s preferred stock. Following a hearing, WSI’s action was abated by the court in November 2003, leaving 3CI’s suit to go forward.

In October 2003, the plaintiff in the Louisiana lawsuit and others answered or intervened in 3CI’s Texas lawsuit, naming us as a third-party defendant and making substantially the same claims alleged in the Louisiana lawsuit. We and WSI have denied these claims, and believe that they without merit.

In September 2003, the full board of 3CI appointed a special committee consisting of 3CI’s three independent directors to act on 3CI’s behalf in respect of the dispute with us and WSI regarding the conversion rate of 3CI’s preferred stock. In January 2004, the full board expanded the special committee’s authority to include an investigation of all claims by the plaintiff in the Louisiana lawsuit and by the third-party plaintiffs in the Texas lawsuit, and to act on 3CI’s behalf in respect of both lawsuits.

Note 19—Products and Services and Geographic Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. In determining our reportable operating segments, management determined that it was appropriate to aggregate our operating segments based on our consideration of the following criteria:

•	the same services are provided,

•	the same types of customers are serviced,

•	the same types of medical waste collection, transportation and treatment methods are utilized,

•	they operate in the same regulatory environment, and

•	they employ the same sales and marketing techniques and activities.

Summary revenue information for the our products and services is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Medical waste management services	$351,316	$395,161	$448,604
Proprietary equipment and technology license sales	7,708	6,358	2,813

Total	$359,024	$401,519	$453,225

Summary financial information by geographic area is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Revenues:
United States	$334,301	$374,100	$429,638
Foreign countries	24,723	27,419	23,587

Total	$359,024	$401,519	$453,225

Long-lived assets
United States	$502,968	$558,717	$602,009
Foreign countries	13,216	14,022	7,716

Total	$516,184	$572,739	$609,725

Revenues are attributed to countries based on the location of customers. In 2001, 2002 and 2003, we provided medical waste management services to customers in Canada and Mexico, licensed technology and sold proprietary equipment to Australian, Brazilian and Japanese companies and to joint ventures in Argentina and South Africa.

Note 20—Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2002 and 2003 (in thousands, except for per share amounts):

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
Revenues	$97,064	$99,269	$101,979	$103,207
Gross profit	38,889	40,227	42,047	43,346
Income from operations	24,041	25,337	26,605	24,849
Net income	10,631	11,523	12,136	11,434
*Basic earnings per common share	0.28	0.30	0.32	0.29
*Diluted earnings per common share	0.24	0.26	0.27	0.25

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Revenues	$112,311	$113,135	$113,228	$114,551
Gross profit	47,144	48,842	49,500	51,139
Income from operations	30,358	31,256	31,619	33,164
Net income	14,681	15,522	17,171	18,407
*Basic earnings per common share	0.36	0.38	0.41	0.44
*Diluted earnings per common share	0.32	0.34	0.37	0.40

*	The fourth quarter of 2002 includes a $2.9 million ($1.8 million after tax) non-cash write down of idled incinerator equipment and related spare parts.

*	Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

Note 21—Condensed Consolidating Financial Statements

Payments under our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by certain of our 100% owned domestic subsidiaries, (collectively, the “Guarantors”). Financial information concerning the Guarantors as of and for the years ended December 31, 2003, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since the Company has more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,766	$—	$5,766	$1,474	$—	$7,240
Other current assets	84,300	19,738	104,038	8,620	(22,161)	90,497

Total current assets	90,066	19,738	109,804	10,094	(22,161)	97,737
Property, plant and equipment, net	86,769	10	86,779	9,783	—	96,562
Goodwill, net	447,485	5,226	452,711	12,235	—	464,946
Investment in subsidiaries	45,223	829	46,052	—	(46,052)	—
Other assets	49,009	3,221	52,230	1,731	(5,744)	48,217

Total assets	$718,552	$29,024	$747,576	$33,843	$(73,957)	$707,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,819	$—	$4,819	$11	$—	$4,830
Other current liabilities	79,079	—	79,079	7,246	(22,161)	64,164

Total current liabilities	83,898	—	83,898	7,257	(22,161)	68,994
Long-term debt, net of current portion	160,794	—	160,794	7,966	(5,744)	163,016
Other liabilities	45,096	—	45,096	1,592	—	46,688
Redeemable preferred stock	20,944	—	20,944	—	—	20,944
Common shareholders’ equity	407,820	29,024	436,844	17,028	(46,052)	407,820

Total liabilities and shareholders’ equity	$718,552	$29,024	$747,576	$33,843	$(73,957)	$707,462

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,818	$733	$6,551	$1,824	$—	$8,375
Other current assets	75,798	31,453	107,251	10,666	(31,936)	85,981

Total current assets	81,616	32,186	113,802	12,490	(31,936)	94,356
Property, plant and equipment, net	72,638	6026	78,664	9,837	—	88,501
Goodwill, net	399,646	35,972	435,618	11,654	—	447,272
Investment in subsidiaries	98,772	767	99,539	—	(99,539)	—
Other assets	30,768	12,216	42,984	887	(6,905)	36,966

Total assets	$683,440	$87,167	$770,607	$34,868	$(138,380)	$667,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,881	$—	$3,881	$52	$—	$3,933
Other current liabilities	70,958	908	71,866	9,891	(31,936)	49,821

Total current liabilities	74,839	908	75,747	9,943	(31,936)	53,754
Long-term debt, net of current portion	221,545	—	221,545	9,484	(6,905)	224,124
Other liabilities	32,278	(387)	31,891	2,548	—	34,439
Redeemable preferred stock	28,049	—	28,049	—	—	28,049
Common shareholders’ equity	326,729	86,646	413,375	12,893	(99,539)	326,729

Total liabilities and shareholders’ equity	$683,440	$87,167	$770,607	$34,868	$(138,380)	$667,095

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$404,469	$17,256	$421,725	$34,667	$(3,167)	$453,225
Cost of revenues	224,670	12,011	236,681	22,943	(3,024)	256,600
Selling, general, and administrative expense	59,029	2,755	61,784	7,774	—	69,558
Acquisition related expenses	670	—	670	—	—	670

Total costs and expenses	284,369	14,766	299,135	30,717	(3,024)	326,828

Income from operations	120,100	2,490	122,590	3,950	(143)	126,397
Equity in net income (loss) of subsidiaries	5,029	436	5,465	—	(5,465)	—
Other (expense) income, net	(17,201)	10	(17,191)	(620)	143	(17,668)

Income before income taxes and extraordinary items	107,928	2,936	110,864	3,330	(5,465)	108,729
Income tax expense (benefit)	42,147	860	43,007	(59)	—	42,948

Net income	$65,781	$2,076	$67,857	$3,389	$(5,465)	$65,781

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$349,367	$19,884	$369,251	$36,212	$(3,944)	$401,519
Cost of revenues	203,735	12,444	216,179	24,729	(3,898)	237,010
Selling, general, and administrative expense	52,829	921	53,750	6,698	(46)	60,402
Write-off of fixed assets	2,913	—	2,913	—	—	2,913
Acquisition related expenses	362	—	362	—	—	362

Total costs and expenses	259,839	13,365	273,204	31,427	(3,944)	300,687

Income from operations	89,528	6,519	96,047	4,785	—	100,832
Equity in net income (loss) of subsidiaries	6,851	1,210	8,061	—	(8,061)	—
Other (expense) income, net	(24,388)	378	(24,010)	(1,245)	—	(25,255)

Income before income taxes	71,991	8,107	80,098	3,540	(8,061)	75,577
Income tax expense	26,267	2,544	28,811	1,042	—	29,853

Net income	$45,724	$5,563	$51,287	$2,498	$(8,061)	$45,724

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$304,666	$21,147	$325,813	$35,551	$(2,340)	$359,024
Cost of revenues	179,937	12,843	192,780	25,519	(2,340)	215,959
Selling, general, and administrative expense	57,891	2,043	59,934	6,185	(33)	66,086
Write-off of fixed assets	697	—	697	2,632	—	3,329
Acquisition related expenses	356	—	356	—	—	356

Total costs and expenses	238,881	14,886	253,767	34,336	(2,373)	285,730

Income from operations	65,785	6,261	72,046	1,215	33	73,294
Equity in net income of subsidiaries	3,893	(1,209)	2,684	—	(2,684)	—
Other (expense) income, net	(47,199)	544	(46,655)	(2,090)	(33)	(48,778)

Income before income taxes	22,479	5,596	28,075	(875)	(2,684)	24,516
Income tax expense	7,769	1,754	9,523	283	—	9,806

Net income	$14,710	$3,842	$18,552	$(1,158)	$(2,684)	$14,710

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$52,422	$7,242	$118,181	$2,922	$—	$121,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(8,592)	(28,124)	(36,716)	(506)	—	(37,222)
Proceeds from sale of property and equipment	575	—	575	113	—	688
Purchases of short-term investments	109	—	109	(238)	—	(129)
Capital expenditures	(19,042)	(254)	(19,296)	(1,676)	—	(20,972)

Net cash used in investing activities	(26,950)	(28,378)	(55,328)	(2,307)	—	(57,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank lines of credit	90,000	—	90,000	—	—	90,000
Proceeds from issuance of note payable	—	—	—	1,132	—	1,132
Repayment of senior subordinated debt	(17,775)	—	(17,775)	—	—	(17,775)
Principal payments on capital lease obligations	(949)	(183)	(1,132)	15	—	(1,117)
Repayment of long term debt	(131,665)	—	(131,665)	(1,545)	—	(133,210)
Payments of deferred financing costs	(395)	—	(395)	—	—	(395)
Proceeds from other issuances of common stock	10,533	—	10,533	—	—	10,533
Purchase of treasury stock	(13,204)	—	(13,204)	—	—	(13,204)
Intercompany financing of acquisitions	(28,124)	28,124	—	—	—	—

Net cash used in financing activities	(91,579)	27,941	(63,638)	(398)	—	(64,036)
Effect of exchange rate changes on cash	—	—	—	(567)	—	(567)

Net (decrease) increase in cash and cash equivalents	$(52)	$(733)	$(785)	$(350)	$—	(1,135)

Cash and cash equivalents at beginning of period						8,375

Cash and cash equivalents at end of period						$7,240

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$95,066	$150	$95,216	$1,731	$—	$96,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(8,674)	(24,947)	(33,621)	(970)	—	(34,591)
Proceeds from sale of property and equipment	127	—	127	57	—	184
Purchases of short-term investments	(232)	—	(232)	—	—	(232)
Capital expenditures	(12,870)	(132)	(13,002)	(1,829)	—	(14,831)

Net cash used in investing activities	(21,649)	(25,079)	(46,728)	(2,742)	—	(49,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank lines of credit	23,000	—	23,000	—	—	23,000
Proceeds from issuance of note payable	180	—	180	1,181	—	1,361
Repayment of senior subordinated debt	(12,610)	—	(12,610)	—	—	(12,610)
Principal payments on capital lease obligations	(734)	(118)	(852)	(27)	—	(879)
Repayment of long term debt	(67,030)	—	(67,030)	(1,386)	—	(68,416)
Proceeds from other issuances of common stock	7,058	—	7,058	—	—	7,058
Purchase of treasury stock	(1,435)	—	(1,435)	—	—	(1,435)
Intercompany financing of acquisitions	(24,947)	24,947	—	—	—	—

Net cash used in financing activities	(76,518)	24,829	(51,689)	(232)	—	(51,921)
Effect of exchange rate changes on cash	—	—	—	82	—	82

Net (decrease) increase in cash and cash equivalents	$(3,101)	$(100)	$(3,201)	$(1,161)	$—	(4,362)

Cash and cash equivalents at beginning of period						12,737

Cash and cash equivalents at end of period						$8,375

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

	Stericycle, Inc.	Guarantor Subsidiaries	Stericycle And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$59,230	$434	$59,664	$4,886	$—	$64,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(11,171)	(6,808)	(17,979)	(3,283)	—	(21,262)
Proceeds from sale of property and equipment	—	—	—	979	—	979
Purchases of short-term investments	1	—	1	—	—	1
Capital expenditures	(15,289)	(196)	(15,485)	(906)	—	(16,391)

Net cash used in investing activities	(26,459)	(7,004)	(33,463)	(3,210)	—	(36,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank lines of credit	12,171	—	12,171	—	—	12,171
Repayment of senior subordinated debt	(43,750)	—	(43,750)	—	—	(43,750)
Principal payments on capital lease obligations	(1,507)	—	(1,507)	(18)	—	(1,525)
Repayment of long term debt	(35,592)	—	(35,592)	(1,507)	—	(37,099)
Payments of deferred financing costs	(173)	—	(173)	—	—	(173)
Proceeds from other secondary stock offering	49,005	—	49,005	—	—	49,005
Proceeds from other issuances of common stock	3,565	—	3,565	—	—	3,565
Intercompany financing of acquisitions	(6,808)	6,808	—	—	—	—

Net cash used in financing activities	(23,089)	6,808	(16,281)	(1,525)	—	(17,806)

Net (decrease) increase in cash and cash equivalents	$9,682	$238	$9,920	$151	$—	10,071

Cash and cash equivalents at beginning of period						2,666

Cash and cash equivalents at end of period						$12,737

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

(in thousands)

	Balance 12/31/00	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/01
Allowance for doubtful accounts	$3,625	$1,840	$192	$(2,551)	$3,106
Accrued severance and closure costs	1,124	—	—	(843)	281
Accrued transition expenses	—	356	—	(356)	—
Deferred tax valuation allowance	$8,588	$650	$—	$—	$9,238

	Balance 12/31/01	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/02
Allowance for doubtful accounts	$3,106	$3,412	$25	$(2,764)	$3,779
Accrued severance and closure costs	281	—	—	(156)	125
Accrued transition expenses	—	362	—	(362)	—
Deferred tax valuation allowance	$9,238	$(2,188)	$—	$—	$7,050

	Balance 12/31/02	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/03
Allowance for doubtful accounts	$3,779	$1,953	$263	$(1,846)	$4,149
Accrued severance and closure costs	125	—	—	(110)	15
Accrued transition expenses	—	670	—	(670)	—
Deferred tax valuation allowance	$7,050	$(6,128)	$—	$—	$922

(1)	Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition

ITEM 9. CHANGES	AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

None

Item 9a.    Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Report. On the basis of this evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective.

The term “disclosure controls and procedures” is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as “controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission’s rules and forms.” Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies generally to all of our employees and, in addition, we have a adopted a finance department code of ethics that applies specifically to our President and Chief Executive Office, Chief Financial Officer, Vice President-Finance and the members of our finance department. Both codes are available on our website, www.stericycle.com, under “About Us/Corporate Overview,” and the finance department code of ethics is also filed as an exhibit to this Report. Any amendment to or waiver of the finance department code of ethics will be posted on our website within five business days after the date of the amendment or waiver.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Executive Compensation” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Executive Compensation” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on May 11, 2004 to be filed pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions

No information is required by this Item.

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2002 were approximately $315,000. This amount includes approximately $18,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico.

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2003 were approximately $335,000. This amount includes approximately $22,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico.

Audit Related Fees

Ernst & Young LLP billed us approximately $31,000 for the fiscal year ended December 31, 2002 relating to accounting consultations in connection with acquisitions that we made, and they billed us approximately $16,000 for the fiscal year ended December 31, 2003 relating to the internal controls requirements of the Sarbanes-Oxley Act of 2002. Ernst & Young LLP did not perform any other assurance or related services during either of these two fiscal years.

Tax Fees

Ernst & Young LLP did not provide any tax compliance, tax advice or tax planning services to us during the fiscal years ended December 31, 2002 and 2003.

All Other Fees

Ernst & Young LLP did not provide any other services to us during the fiscal years ended December 31, 2002 and 2003.

In accordance with policies adopted by the Audit Committee of our Board of Directors, all audit and non-audit related services to be performed for us by our independent public accountants must be approved in advance by the Committee.

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

3.4	*	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of Stericycle, Inc. (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)

3.5	*	Amended and Restated Bylaws of Stericycle, Inc. (incorporated by reference to Exhibit 3.2 to our 1996 Form S-1)

3.6	*	Amendment to Amended and Restated Bylaws of Stericycle, Inc. (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for 1999)

4.1	*

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

10.3	*

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 27, 2003, among Stericycle, Inc. as the borrower, certain subsidiaries of Stericycle, Inc. as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent for the lenders#(incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)

10.4	*

Indenture, dated as of November 12, 1999, among Stericycle, Inc., the guarantors named in the indenture, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to our 1999 Form S-4)

Exhibit Index		Description	Filed with Electronic Submission

10.5	*

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

10.8	*†	Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our 1996 Form S-1)

10.9	*†	First Amendment to Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to our 1999 Form S-3)

10.10	*†	Second Amendment to Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to our annual report on Form 10-K for 2001)

10.11	*†	Directors Stock Option Plan (Amended and Restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.12	*†	First Amendment to Directors Stock Option Plan (Amended and Restated) (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)

10.13	*†	1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)

10.14	*†	First Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3)

10.15	*†	Second Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)

10.16†		Third Amendment to 1997 Stock Option Plan	x

10.17	*	2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)

10.18	*	First Amendment to 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)

10.19	*	Second Amendment to 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)

10.20	*	Third Amendment to 2000 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))

10.21	*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66544)

10.22	*†	First Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2002)

Exhibit Index	Description	Filed with Electronic Submission

12	Statement re computation of ratios	x

14	Finance Department Code of Ethics	x

21	Subsidiaries	x

23	Consent of Ernst & Young LLP	x

31.1	Section Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x

31.2	Section Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

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

Reports on Form 8-K (Item 15(b))

We filed one current report on Form 8-K during the fourth quarter of 2003.

We filed a Form 8-K on October 30, 2003 to report our earnings release on the same day. The report included as an exhibit our earnings release and accompanying financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004.

STERICYCLE, INC.

By	/S/ MARK C. MILLER
Mark C. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ JACK W. SCHULER Jack W. Schuler	Chairman of the Board of Directors	March 15, 2004

/S/ MARK C. MILLER Mark C. Miller	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 15, 2004

/S/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director	March 15, 2004

/S/ ROD F. DAMMEYER Rod F. Dammeyer	Director	March 15, 2004

/S/ PATRICK F. GRAHAM Patrick F. Graham	Director	March 15, 2004

/S/ JOHN PATIENCE John Patience	Director	March 15, 2004

/S/ THOMAS R. REUSCHÉ Thomas R. Reusché	Director	March 15, 2004

/S/ L. JOHN WILKERSON, PH.D. L. John Wilkerson, Ph.D.	Director	March 15, 2004

/S/ PETER VARDY Peter Vardy	Director	March 15, 2004