Form 10-Q
period 2004-03-31
STERICYCLE INC
filed 2004-05-05
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004 there were 43,432,793 shares of the Registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,132	$7,240
Short-term investments	334	641
Accounts receivable, less allowance for doubtful accounts of $3,601 in 2004 and $4,149 in 2003	58,978	59,711
Parts and supplies	2,946	3,244
Prepaid expenses	4,694	7,339
Notes receivable	3,423	2,223
Deferred tax asset	9,504	12,345
Other	1,379	4,994

Total current assets	84,390	97,737
Property, plant and equipment, net	97,629	96,562
Other assets:
Goodwill, net	476,396	464,946
Intangible assets, less accumulated amortization of $6,084 in 2004 and $5,459 in 2003	32,212	31,642
Notes receivable	9,617	7,717
Other	7,401	8,858

Total other assets	525,626	513,163

Total assets	$707,645	$707,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$5,332	$4,830
Accounts payable	9,587	15,741
Accrued liabilities	44,599	43,436
Deferred revenue	7,624	4,987

Total current liabilities	67,142	68,994

Long-term debt, net of current portion	148,924	163,016
Deferred income taxes	38,668	42,277
Other liabilities	4,113	4,411
Redeemable preferred stock:
Series A convertible preferred stock (par value $.01 share, 75,000 shares authorized, 12,348 outstanding in 2004 and 22,799 outstanding in 2003, liquidation preference of $13,438 at March 31, 2004 and $24,814 at December 31, 2003)	9,569	20,944
Common shareholders’ equity:
Common stock (par value $.01 per share, 80,000,000 shares authorized, 43,341,018 issued and outstanding in in 2004, 41,868,515 issued and outstanding in 2003)	434	420
Additional paid-in capital	303,096	290,631
Accumulated other comprehensive income	336	530
Retained earnings	135,363	116,239

Total shareholders’ equity	439,229	407,820

Total liabilities and shareholders’ equity	$707,645	$707,462

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$117,556	$112,311

Costs and expenses:
Cost of revenues	60,853	61,714
Selling, general and administrative expenses	17,222	15,884
Depreciaton and amortization	4,674	4,264
Acquisition related costs	116	91

Total costs and expenses	82,865	81,953

Income from operations	34,691	30,358

Other income (expense):
Interest income	52	189
Interest expense	(2,529)	(3,927)
Debt extinguishments	—	(1,628)
Other expense	(420)	(645)

Total other income (expense)	(2,897)	(6,011)

Income before income taxes	31,794	24,347
Income tax expense	12,670	9,666

Net income	$19,124	$14,681

Earnings per share - Basic	$0.44	$0.36

Earnings per share - Diluted	$0.42	$0.32

Weighted average number of common shares outstanding —Basic	43,154,583	40,521,598

Weighted average number of common shares outstanding—Diluted	46,045,010	45,843,228

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$19,124	$14,681
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	21	76
Write-off deferred financing fees	—	247
Deferred tax expense	(768)	3,555
Tax benefit of disqualifying dispositions of stock options	2,067	1,343
Loss on sale of fixed assets	91	72
Depreciation	4,070	3,943
Amortization	604	321
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	733	(2,200)
Parts and supplies	298	(279)
Prepaid expenses and other assets	4,319	5,626
Accounts payable	(6,154)	(2,643)
Accrued liabilities	1,163	3,368
Deferred revenue	2,637	165

Net cash provided by operating activities	28,205	28,275

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(7,621)	(31,301)
Short-term investments	307	(629)
Proceeds from sale of equipment	253	132
Capital expenditures	(5,347)	(3,788)

Net cash used in investing activities	(12,408)	(35,586)

FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	618	1,132
Net repayments of senior credit facility	(18,000)	15,814
Repurchase of senior subordinated debt	—	(9,129)
Repayment of long-term debt	(949)	(752)
Purchase of commonn stock	(4,294)	—
Payments of deferred financing costs	—	(395)
Principal payments on capital lease obligations	(259)	(252)
Proceeds from issuances of common stock	3,240	1,733

Net cash provide by (used in) financing activities	(19,644)	8,151
Effect of exchange rate changes on cash	(261)	(27)

Net increase (decrease) in cash and cash equivalents	(4,108)	813
Cash and cash equivalents at beginning of period	7,240	8,375

Cash and cash equivalents at end of period	$3,132	$9,188

Non-cash activities:
Net issuances of common stock for certain acquisitions	$70	$70
Net issuances of notes payable for certain acquisitions	$5,000	$—

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2003, as filed with our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2004.

NOTE 2—ACQUISITIONS

During the quarter ended March 31, 2004 we completed the acquisition of selected assets from American Waste Industries, Inc., which operated in Virginia, Maryland and North Carolina. The purchase price was $12.6 million, of which $7.6 million was paid in cash and $5.0 million was paid by the issuance of a promissory note. The acquisition was not significant to our operations.

NOTE 3—STOCK OPTIONS

During the quarter ended March 31, 2004, options to purchase 636,545 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $44.22-$47.93 per share. In addition warrants to purchase 3,500 shares of common stock were granted to outside consultants. These warrants vest ratably over a five-year period and have an exercise price of $44.22.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

	Three Months Ended March 31,
	2004	2003
As reported net income	$19,124	$14,681
Pro forma impact of stock options, net of tax	1,017	2,061

Pro forma net income	$18,107	$12,620

Earnings per share
Basic-as reported	$0.44	$0.36

Basic-pro forma	$0.42	$0.31

Diluted-as reported	$0.42	$0.32

Diluted-pro forma	$0.40	$0.28

NOTE 4—COMMON AND PREFERRED STOCK.

During the quarter ended March 31, 2004, options to purchase 277,835 shares of common stock were exercised at prices ranging from $4.00-$35.79 per share. During the quarter ended March 31, 2004, we repurchased and subsequently cancelled 100,000 shares of common stock. The average price to repurchase the shares was $42.93 per share.

During the quarter ended March 31, 2004 holders of Series A convertible preferred stock converted 10,451 shares into 1,300,000 shares of our common stock. As of March 31, 2004, there were 12,348 shares of Series A convertible preferred stock issued and outstanding. The preferred stock is convertible into 1,535,668 shares of common stock and in included in the denominator for the computation of diluted earnings per share.

NOTE 5—NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Numerator:
Numerator for basic earnings per share
Net income	$19,124	$14,681

Denominator:
Denominator for basic earnings per share
Weighted average shares	43,154,583	40,521,598
Effect of dilutive securities:
Employee stock options	1,060,457	1,558,686
Warrants	8,587	115,276
Convertible preferred stock	1,821,383	3,647,668

Dilutive potential shares	2,890,427	5,321,630

Denominator for diluted earnings per share adjusted weighted average shares after assumed conversions	46,045,010	45,843,228

Earnings per share - Basic	$0.44	$0.36

Earnings per share - Diluted	$0.42	$0.32

NOTE 6—COMPREHENSIVE INCOME

The components of total comprehensive income are net income, change in cumulative currency translation adjustments and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133. The following table details the total comprehensive income for the current and prior year periods.

		Changes in Balance Sheet		Total
	Net Income	Currency Translation	Derivative Instruments	Comprehensive Income
Three months ended March 31, 2003	$14,681	$(24)	$232	$14,889
Three months ended March 31, 2004	19,124	(194)	0	18,930

NOTE 7 –GOODWILL AND OTHER INTANGIBLES

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2004, was as follows (in thousands):

	United States	Foreign Countries	Total
Balance as of January 1, 2004	$458,593	$6,353	$464,946
Change due to currency fluctuation	0	650	650
Allocated to intangibles during year	(1,200)		(1,200)
Goodwill acquired during year	12,000	0	12,000

Balance as of March 31, 2004	$469,393	$7,003	$476,396

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2004, we recorded at fair value the intangibles acquired in connection with our acquisitions of Pharmacy Software Solutions, Inc., in December 2003, which previously had been included in goodwill. At March 31, 2004, we had $12.7 million in the goodwill account related the American Waste Industries, Inc. acquisition that we recently completed in which the assignment of intangibles and goodwill had not yet been determined.

NOTE 8-NON-CONSOLIDATING JOINT VENTURES

During the quarter ended March 31, 2004 we sold our minority interest investment in Evertrade Medical Waste (Pty) Ltd, a South African joint venture and the associated current receivables and loans due from the joint venture. No gain or loss was recognized on the disposition of these assets.

NOTE 9—NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (ARB) No. 51” (the “Interpretation”). The Interpretation introduced a new consolidation model, which determines control, and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. The adoption of the Interpretation did not have an impact on our consolidated financial statements.

NOTE 10-GUARANTEES

During the quarter ended March 31, 2004, we agreed to provide a guarantee in the amount of $10.0 million to a Japanese bank on behalf of one of our Japanese customers. This guarantee is for a period of five years and the amount will be reduced as the customer repays its loan to the bank.

NOTE 11—LEGAL PROCEEDINGS

We operate in a highly regulated industry and are must deal with regulatory inquiries or investigations from time to time. Government authorities can initiate investigations for a variety of reasons. We have been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to us, without having a material adverse effect on our business.

In January 2003, we were sued in federal court in Arizona by a private plaintiff claiming anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours and of Browning-Ferris Industries, Inc. in the three-state area during the period in question. Over the next three months, four similar suits were filed in federal court in Utah, Arizona, Colorado and New Mexico. In February and May 2003, two additional suits were filed, in federal court in Utah and Arizona, claiming substantially the same anticompetitive conduct but not seeking class action certification. In December 2003, an eighth suit was filed in federal court in Utah claiming monopolistic and other anticompetitive conduct in California during the prior four years and seeking certification of the suit as a class action on behalf of all California customers of ours during this four-year period. These eight suits have now been consolidated before the same judge in federal court in Utah. The first five suits have been consolidated under one consolidated class action complaint; the next two suits have been consolidated for discovery purposes; and the eighth suit has been coordinated for discovery purposes. We believe that none of these eight suits has any merit.

We and four of our officers and directors are parties to a suit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”). This suit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other claims, that we and the four directors of 3CI who are serving as our designees (and who are also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI’s minority shareholders. In October 2003, the plaintiffs filed an amended complaint adding 3CI as a derivative defendant. This suit is still at a very early stage, with the parties currently conducting preliminary discovery. We believe that the plaintiff’s claims are without merit.

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

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by certain of our 100% owned domestic subsidiaries (collectively, “the Guarantors”). Financial information concerning the Guarantors as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor subsidiaries. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the Guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

UNAUDITED

	STERICYCLE, INC.	GUARANTOR SUBSIDIARIES	COMBINED STERICYCLE AND GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$1,132	$—	$1,132	$2,000	$—	$3,132
Other current assets	75,351	20,663	96,014	8,636	(23,392)	81,258

Total current assets	76,483	20,663	97,146	10,636	(23,392)	84,390
Property, plant and equipment, net	88,025	9	88,034	9,595	—	97,629
Goodwill, net	463,230	1,573	464,803	11,593	—	476,396
Investment in subsidiaries	42,531	2,961	45,492	—	(45,492)	—
Other assets	49,513	1,009	50,522	1,821	(3,113)	49,230

Total assets	$719,782	$26,215	$745,997	$33,645	$(71,997)	$707,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,696	$—	$4,696	$636	$—	$5,332
Other current liabilities	78,622	—	78,622	6,580	(23,392)	61,810

Total current liabilities	83,318	—	83,318	7,216	(23,392)	67,142
Long-term debt, net of current portion	147,030	—	147,030	5,007	(3,113)	148,924
Other liabilities	40,636	—	40,636	2,145	—	42,781
Redeemable preferred stock	9,569	—	9,569	—	—	9,569
Common shareholders’ equity	439,229	26,215	465,444	19,277	(45,492)	439,229

Total liabilities and shareholders’ equity	$719,782	$26,215	$745,997	$33,645	$(71,997)	$707,645

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

	STERICYCLE, INC.	GUARANTOR SUBSIDIARIES	COMBINED STERICYCLE AND GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$5,766	$—	$5,766	$1,474	$—	$7,240
Other current assets	84,300	19,738	104,038	8,620	(22,161)	90,497

Total current assets	90,066	19,738	109,804	10,094	(22,161)	97,737
Property, plant and equipment, net	86,769	10	86,779	9,783	—	96,562
Goodwill, net	447,485	5,226	452,711	12,235	—	464,946
Investment in subsidiaries	45,223	829	46,052	—	(46,052)	—
Other assets	49,009	3,221	52,230	1,731	(5,744)	48,217

Total assets	$718,552	$29,024	$747,576	$33,843	$(73,957)	$707,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,819	$—	$4,819	$11	$—	$4,830
Other current liabilities	79,079	—	79,079	7,246	(22,161)	64,164

Total current liabilities	83,898	—	83,898	7,257	(22,161)	68,994
Long-term debt, net of current portion	160,794	—	160,794	7,966	(5,744)	163,016
Other liabilities	45,096	—	45,096	1,592	—	46,688
Redeemable preferred stock	20,944	—	20,944	—	—	20,944
Common shareholders’ equity	407,820	29,024	436,844	17,028	(46,052)	407,820

Total liabilities and shareholders’ equity	$718,552	$29,024	$747,576	$33,843	$(73,957)	$707,462

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2004

UNAUDITED

	STERICYCLE, INC.	GUARANTOR SUBSIDIARIES	COMBINED STERICYCLE AND GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenues	$109,468	$331	$109,799	$8,376	$(619)	$117,556
Cost of revenues	59,275	164	59,439	5,581	(619)	64,401
Selling, general, and administrative expenses	15,916	145	16,061	2,287	—	18,348
Acquisition related costs	116	—	116	—	—	116

Total costs and expenses	75,307	309	75,616	7,868	(619)	82,865

Income from operations	34,161	22	34,183	508	—	34,691
Equity in net income of subsidiaries	245	(194)	51	—	(51)	—
Other (expense) income, net	(2,613)	16	(2,597)	(300)	—	(2,897)

Income before income taxes	31,793	(156)	31,637	208	(51)	31,794
Income tax expense (benefit)	12,669	7	12,676	(6)	—	12,670

Net income (loss)	$19,124	$(163)	$18,961	$214	$(51)	$19,124

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2003

UNAUDITED

	STERICYCLE, INC.	GUARANTOR SUBSIDIARIES	COMBINED STERICYCLE AND GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenues	$99,184	$5,289	$104,473	$8,601	$(763)	$112,311
Cost of revenues	56,104	3,724	59,828	6,078	(739)	65,167
Selling, general, and administrative expenses	13,881	1,059	14,940	1,755	—	16,695
Acquisition related costs	91	—	91	—	—	91

Total costs and expenses	70,076	4,783	74,859	7,833	(739)	81,953

Income from operations	29,108	506	29,614	768	(24)	30,358
Equity in net income of subsidiaries	1,004	17	1,021	—	(1,021)	—
Other (expense) income, net	(5,854)	53	(5,801)	(234)	24	(6,011)

Income before income taxes	24,258	576	24,834	534	(1,021)	24,347
Income tax expense (benefit)	9,577	204	9,781	(115)	—	9,666

Net income (loss)	$14,681	$372	$15,053	$649	$(1,021)	$14,681

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

UNAUDITED

	STERICYCLE, INC.	GUARANTOR SUBSIDIARIES	COMBINED STERICYCLE AND GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$27,369	$—	$27,369	$836	$—	$28,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,898)	—	(4,898)	(449)	—	(5,347)
Payments for acquisitions and international investments, net of cash acquired	(7,593)	—	(7,593)	(28)	—	(7,621)
Proceeds from sale of equipment	251	—	251	2	—	253
Short-term investments	178	—	178	129	—	307

Net cash used in investing activities	(12,062)	—	(12,062)	(346)	—	(12,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of senior credit facility	(18,000)	—	(18,000)	—	—	(18,000)
Principal payments on capital lease obligations	(256)	—	(256)	(3)	—	(259)
Repayment of long term debt	(631)	—	(631)	(318)	—	(949)
Purchase of treasury stock	(4,294)	—	(4,294)	—	—	(4,294)
Net proceeds from issuance of notes payable	—	—	—	618	—	618
Proceeds from issuance of common stock	3,240	—	3,240	—	—	3,240

Net cash provided by (used in) financing activity	(19,941)	—	(19,941)	297	—	(19,644)

Effect of exchange rate changes on cash	—	—	—	(261)	—	(261)
Net (decrease) increase in cash and cash equivalents	$(4,634)	$—	$(4,634)	$526	$—	(4,108)

Cash and cash equivalents at beginning of period						7,240

Cash and cash equivalents at end of period						$3,132

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

UNAUDITED

	STERICYCLE, INC.	GUARANTOR SUBSIDIARIES	COMBINED STERICYCLE AND GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$27,041	$622	$27,663	$612	$—	$28,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,109)	(183)	(3,292)	(496)	—	(3,788)
Proceeds from sale of equipment	132	—	132	—	—	132
cash acquired	—	—	—	—	—	—
Payments for acquisitions and international investments, net of cash acquired	(2,601)	(28,700)	(31,301)	—	—	(31,301)
Short-term investments	—	—	—	(629)	—	(629)

Net cash used in investing activities	(5,578)	(28,883)	(34,461)	(1,125)	—	(35,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on senior credit facility	15,814	—	15,814	—	—	15,814
Principal payments on capital lease obligations	(274)	(46)	(320)	68	—	(252)
Net proceeds from issuance of notes payable	—	—	—	1,132	—	1,132
Repayments on long-term debt	(706)	—	(706)	(46)	—	(752)
Payments of deferred financing costs	(395)	—	(395)	—	—	(395)
Repurchase of senior subordinated debt	(9,129)	—	(9,129)	—	—	(9,129)
Proceeds from issuance of common stock	1,733	—	1,733	—	—	1,733
Intercompany financing of acquisitions	(28,700)	28,700	—	—	—	—

Net cash provided by (used in) financing activity	(21,657)	28,654	6,997	1,154	—	8,151

Effect of exchange rate changes on cash	—	—	—	(27)	—	(27)
Net (decrease) increase in cash and cash equivalents	$(194)	$393	$199	$614	$—	813

Cash and cash equivalents at beginning of period						8,375

Cash and cash equivalents at end of period						$9,188

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
Revenues	$117,556	100.0	$112,311	100.0
Cost of revenues	60,853	51.8	61,714	54.9
Depreciation	3,548	3.0	3,453	3.1

Total cost of revenues	64,401	54.8	65,167	58.0

Gross profit	53,155	45.2	47,144	42.0
Selling, general and administrative expenses	17,222	14.7	15,884	14.1
Depreciation	522	0.4	490	0.4
Amortization	604	0.5	321	0.3
Acquisition related costs	116	0.1	91	0.1

Total selling, general and administrative expenses	18,464	15.7	16,786	14.9

Income from operations	34,691	29.5	30,358	27.0
Net income	19,124	16.3	14,681	13.1
Earnings per share-diluted	$0.42		$0.32

Revenues. Revenues increased $5.3 million, or 4.7%, to $117.6 million during the quarter ended March 31, 2004 from $112.3 million during the comparable quarter in 2003 as a result of our continued strategy of focusing on sales to higher-margin small quantity customers. International equipment related revenues were $3.0 million during the quarter as compared to $0.7 million during the comparable quarter in 2003. During the quarter ended March 31, 2004, acquisitions less than one year old contributed approximately $1.6 million to the increase in our revenues from 2003. For the quarter, our base internal revenue growth for small quantity customers increased approximately 9.0% while revenues from large quantity customers decreased by approximately 7.2% because of our winnowing of lower-margin accounts.

The size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues decreased slightly by $0.8 million to $64.4 million during the quarter ended March 31, 2004 from $65.2 million during the comparable quarter in 2003. Our gross margin percentage increased to 45.2% during the quarter from 42.0% during the same quarter in 2003 as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program from 55,000 to 75,000. In addition we were able to improve our transportation productivity by increasing our route density. These improvements to our gross margins were partially offset by an increase of 20 basis points in energy costs in 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $18.4 million for the quarter ended March 31, 2004 from $16.8 million for the comparable quarter in 2003. The increase was the result of higher spending related to strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives, partially offset by lower bad debt expense. Amortization expense increased to $0.6 million during the quarter from $0.3 million in the same quarter in 2003. This increase was the result of intangibles identified relative to acquisitions completed throughout 2003. Selling, general and administrative expenses as a percent of revenues increased to 15.6% during the quarter from 14.9% during the comparable quarter in 2003.

Income from operations. Income from operations increased to $34.7 million for the quarter ended March 31, 2004 from $30.4 million for the comparable quarter in 2003. The increase was due to higher gross profit margins, partially offset by higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue increased to 29.5% during the quarter from 27.0% during the same quarter in 2003 as a result of the factors described above.

Net interest expense. Net interest expense decreased to $2.5 million during the quarter ended March 31, 2004 from $3.7 million during the comparable quarter in 2003 primarily due to reduced debt and modestly lower interest rates.

Debt extinguishments. We did not repurchase any of our 12 3/8% senior subordinated notes in the quarter ended March 31, 2004. During the same period in 2003 we incurred a $1.6 million expense related to the repurchase of $9.1 million of these notes.

Income tax expense. Income tax expense increased to $12.7 million for the quarter ended March 31, 2004 from $9.7 million for the comparable quarter in 2003. The increase was due to higher taxable income and a higher effective tax rate. The effective tax rates for the quarters ended March 31, 2004 and 2003 were 39.9% and 39.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our credit facility requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At March 31, 2004 we were in compliance with all of our financial debt covenants. As of March 31, 2004, we had $91.7 million of borrowings outstanding under our senior secured credit facility, consisting of $2.0 million under our revolving credit facility, $62.4 million under our Term A loan facility and $27.3 million under our Term B loan facility.

Working Capital. At March 31, 2004, our working capital was $17.2 million compared to working capital of $27.3 million at December 31, 2003. The decrease in working capital was primarily due to lower deferred tax asset, prepaid expenses, cash and other current asset balances partially offset by lower accounts payable and accrued liability balances. At March 31, 2004, we had available a $105.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our others assets. At March 31, 2004 we had borrowed $2.0 million and had committed $17.6 million as letters of credit under the line.

Net Cash Provided or Used. Net cash provided by operating activities was $28.2 million during the three months ended March 31, 2004 compared to $28.3 million for the comparable period in 2003. This decrease primarily reflects decreased accounts payable and accrued liability balances partially offset by higher net income and deferred revenue balances. Net cash provided by operating activities during the 2004 quarter included a $2.1 million tax benefit from disqualifying dispositions of stock acquired upon the exercise of incentive stock options, compared to a $1.3 million tax benefit during the comparable quarter in 2003.

Net cash used in investing activities for the three months ended March 31, 2004 was $12.4 million compared to $35.6 million for the comparable period in 2003. This decrease is primarily attributable to the Scherer Healthcare, Inc. acquisition, which occurred during the 2003 quarter. Cash investments in acquisitions and international joint ventures for the three months ended March 31, 2004 were $7.6 million versus $31.3 million in the comparable period in 2003. Capital expenditures were $5.3 million for the quarter compared to $3.8 million during the same period in 2003.

At March 31, 2004 we had approximately 12% of our treatment capacity in incineration and approximately 88% in non-incineration technologies such as our proprietary patented ETD technology and autoclaving. We intend to reduce the incineration portion, as customers’ preferences, regulations and business circumstances permit. The implementation of our commitment to move away from incineration may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration is in the nature of a goal to be accomplished over an indeterminate number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition. However, during the second quarter of 2004 we will begin the process of converting our Baltimore, MD incinerator to an autoclave and will close our Terrell, TX incinerator. We anticipate that we will write-off approximately $1.0 million in related equipment once it becomes idle.

Net cash used in financing activities was $19.6 million during the three months ended March 31, 2004 compared to net cash provided by financing activities of $8.2 million for the comparable period in 2003. During the period in 2004 we made net repayments of $19.2 million in debt and capital leases which consisted of $1.2 million in scheduled payments and $18.0 million in prepayments.

In addition during the three month period ended March 31, 2004 we issued a $5.0 million promissory note in connection with the American Waste Industries, Inc. acquisition.

ITEM 3—QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $0.9 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

We have exposure to commodity pricing for gas and diesel fuel for our trucks. We do not hedge these items to manage the exposure.

ITEM 4—CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report. On the basis of this evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective.

The term “disclosure controls and procedures’ is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as “controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission’s rules and forms.” Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the quarter ended March 31, 2004 of shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2004	100,000	42.94	100,000	2,557,170
February 1-February 29, 2004	0	0	0	2,557,170
March 1-March 31, 2004	0	0	0	2,557,170

The shares were repurchased as part of the plan announced on May 16, 2002, authorizing the repurchase of up to 3,000,000 shares of our common stock. The plan does not have an expiration date.

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

During the quarter ended March 31, 2004, we filed one current report on Form 8-K.

We filed a Form 8-K on February 10, 2004 to report our earnings release on the same day. The report included as an exhibit our earnings release and accompanying financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2004.

STERICYCLE, INC.
(Registrant)

By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)