Form 10-Q
period 2004-06-30
STERICYCLE INC
filed 2004-08-09
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

    As of August 4, 2004 there were 45,178,250 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   June 30,     December 31
                                                                     2004          2003
                                                                  -----------   -----------
                                                                  (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents....................................... $    15,066         7,240
Short-term investments..........................................         102           641
Accounts receivable, less allowance for doubtful
  accounts of $3,859 in 2004 and $4,149 in 2003.................      70,278        59,711
Parts and supplies..............................................       3,757         3,244
Prepaid expenses................................................       6,605         7,339
Notes receivable................................................       3,423         2,223
Deferred tax asset..............................................      11,224        12,345
Other...........................................................       2,410         4,994
                                                                  -----------   -----------
         Total current assets...................................     112,865        97,737
Property, plant and equipment, net..............................     125,879        96,562
                                                                  -----------   -----------
Other assets:
Goodwill, net...................................................     515,176       464,946
Intangible assets, less accumulated amortization of
  $6,685 in 2004 and $5,459 in 2003.............................      31,532        31,642
Notes receivable................................................       9,517         7,717
Other...........................................................       7,699         8,858
                                                                  -----------   -----------
  Total other assets............................................     563,924       513,163
                                                                  -----------   -----------
         Total assets........................................... $   802,668   $   707,462
                                                                  ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................... $     4,508   $     4,830
Accounts payable................................................      15,905        15,741
Accrued liabilities.............................................      35,282        43,436
Deferred revenue................................................      10,011         4,987
                                                                  -----------   -----------
         Total current liabilities..............................      65,706        68,994
                                                                  -----------   -----------
Long-term debt, net of current portion..........................     208,142       163,016
Deferred income taxes...........................................      51,548        42,277
Other liabilities...............................................       4,294         4,411
Redeemable preferred stock:
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 22,799 outstanding in 2003,
    liquidation preference of $24,814 at December 31, 2003)               --        20,944
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 45,116,428 issued and outstanding in
  in 2004, 41,868,515 issued and outstanding in 2003)...........         452           420
Additional paid-in capital......................................     318,349       290,631
Accumulated other comprehensive income..........................         (53)          530
Retained earnings...............................................     154,230       116,239
                                                                  -----------   -----------
Total shareholders' equity......................................     472,978       407,820
                                                                  -----------   -----------
  Total liabilities and shareholders' equity.................... $   802,668   $   707,462
                                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                          Three Months Ended        Six Months Ended
                                               June 30,                  June 30,
                                     ------------------------  ------------------------
                                           2004         2003         2004         2003
                                     ----------- ------------  ----------- ------------
Revenues........................... $   123,793  $   113,135  $   241,349  $   225,446

Costs and expenses:
  Cost of revenues.................      64,378       61,127      125,231      122,841
  Selling, general and
    administrative expenses........      18,330       16,594       35,552       32,478
  Depreciaton and amortization.....       5,246        4,035        9,920        8,299
  Write off of fixed assets........       1,155           --        1,155           --
  Acquisition related costs........          78          123          194          214
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      89,187       81,879      172,052      163,832
                                     -----------  -----------  -----------  -----------
Income from operations.............      34,606       31,256       69,297       61,614
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................          66           71          118          260
  Interest expense.................      (2,584)      (3,385)      (5,113)      (7,312)
  Loan amendment fees (2004)/
    debt extinguishment fees (2003)        (333)      (1,640)        (333)      (3,268)
  Other expense....................        (547)        (561)        (967)      (1,206)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (3,398)      (5,515)      (6,295)     (11,526)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      31,208       25,741       63,002       50,088
Income tax expense.................      12,341       10,219       25,011       19,885
                                     -----------  -----------  -----------  -----------
Net income......................... $    18,867  $    15,522  $    37,991  $    30,203
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.43  $      0.38  $      0.87  $      0.74
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.41  $      0.34  $      0.82  $      0.66
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  44,094,824   41,151,941   43,715,767   40,838,510
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  46,216,242   46,105,360   46,304,672   45,976,560
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                       For the Six
                                                                   Months Ended June 30,
                                                                  ----------------------
                                                                     2004        2003
                                                                  ----------  ----------
OPERATING ACTIVITIES:
Net income...................................................... $   37,991  $   30,203
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................         21          76
    Write-off deferred financing fees...........................         --         484
    Deferred tax expense........................................      9,992       6,014
    Tax benefit of disqualifying dispositions of stock
      obtained via exercise of options..........................      4,826       3,537
    Loss on sale/write-off of fixed assets......................      1,407          72
    Depreciation................................................      8,726       7,613
    Amortization................................................      1,194         686
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................     (2,091)        930
    Parts and supplies..........................................         12         144
    Prepaid expenses and other assets...........................      4,828       7,105
    Accounts payable............................................     (5,848)     (3,978)
    Accrued liabilities.........................................    (14,223)      6,406
    Deferred revenue............................................         47         547
                                                                  ----------  ----------
Net cash provided by operating activities.......................     46,882      59,839
                                                                  ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................    (55,941)    (33,713)
  Short-term investments........................................        539        (188)
  Proceeds from sale of equipment...............................         61         183
  Capital expenditures..........................................    (15,013)     (9,158)
                                                                  ----------  ----------
Net cash used in investing activities...........................    (70,354)    (42,876)
                                                                  ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable....................        618       1,132
  Net borrowings/(repayments) of senior credit facility.........     32,000      (4,186)
  Repurchase of senior subordinated debt........................         --     (17,775)
  Repayment of long-term debt...................................     (2,104)     (3,093)
  Payments of deferred financing costs..........................         --        (395)
  Purchase of common stock......................................     (5,660)         --
  Principal payments on capital lease obligations...............       (498)       (496)
  Proceeds from issuances of common stock.......................      7,549       5,661
                                                                  ----------  ----------
Net cash provide by (used in) financing activities..............     31,905     (19,152)
Effect of exchange rate changes on cash.........................       (607)        (87)
                                                                  ----------  ----------
Net increase (decrease) in cash and cash equivalents............      7,826      (2,276)
Cash and cash equivalents at beginning of period................      7,240       8,375
                                                                  ----------  ----------
Cash and cash equivalents at end of period...................... $   15,066  $    6,099
                                                                  ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions           $       70  $       70
Net issuances of notes payable for certain acquisitions          $   14,788  $       --

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2003, as filed with our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2004.

NOTE 2--ACQUISITIONS

During the quarter ended June 30, 2004 our international subsidiary, Stericycle International LLC, through a wholly owned United Kingdom subsidiary, completed the acquisition of all the common stock of White Rose Environmental Limited, which operates in the United Kingdom. The purchase price paid was $52.3 million in cash and $11.5 million paid by the issuance of a zero percent interest promissory note. The promissory note was recorded on the balance sheet at $9.8 million after calculating an imputed interest rate. The acquisition was not significant to our operations.

During the quarter ended March 31, 2004 we completed the acquisition of selected assets from American Waste Industries, Inc., which operated in Virginia, Maryland and North Carolina. The purchase price was $12.6 million, of which $7.6 million was paid in cash and $5.0 million was paid by the issuance of a promissory note. The acquisition was not significant to our operations.

NOTE 3--STOCK OPTIONS

During the quarter ended June 30, 2004, options to purchase 35,650 shares of common stock were granted to employees. These options vest ratably over a five- year period and have exercise prices of $45.97-$50.18 per share. In addition options to purchase 34,904 shares of common stock were granted to outside directors. These options vest ratably over a one-year period and have an exercise price of $47.07 per share.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                     Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                       2004       2003      2004        2003
                                    --------------------- ---------------------
Stock options expense included
  in net income.................... $      --  $     --  $      13  $       46
                                     ---------  --------  ---------  ----------
As reported net income............. $  18,867  $ 15,522  $  37,991  $   30,203
Pro forma impact of stock options,
  net of tax.......................     1,672     1,578      3,466       3,636
                                     ---------  --------  ---------  ----------
Pro forma net income............... $  17,195  $ 13,944  $  34,525  $   26,567
Earnings per share                   =========  ========  =========  ==========
     Basic-as reported............. $    0.43  $   0.38  $    0.87  $     0.74
                                     =========  ========  =========  ==========
     Basic-pro forma............... $    0.39  $   0.34  $    0.79  $     0.65
                                     =========  ========  =========  ==========
     Diluted-as reported........... $    0.41  $   0.34  $    0.82  $     0.66
                                     =========  ========  =========  ==========
     Diluted-pro forma............. $    0.38  $   0.30  $    0.75  $     0.58
                                     =========  ========  =========  ==========

NOTE 4--COMMON AND PREFERRED STOCK.

During the quarter ended June 30, 2004, options to purchase 262,238 shares of common stock were exercised at prices ranging from $3.45- $46.80 per share. During the quarter ended June 30, 2004, we repurchased and subsequently cancelled 30,000 shares of common stock. The average price to repurchase the shares was $45.48 per share.

During the quarter ended March 31, 2004, options to purchase 277,835 shares of common stock were exercised at prices ranging from $4.00- $35.79 per share. During the quarter ended March 31, 2004, we repurchased and subsequently cancelled 100,000 shares of common stock. The average price to repurchase the shares was $42.93 per share.

At December 31, 2003, there was 22,799 shares of Series A convertible preferred stock which was convertible into 2,835,930 shares of common stock. During the quarter ended March 31, 2004, the holders converted 10,451 shares into 1,300,000 shares of our common stock. During the quarter ended June 30, 2004, the holders converted their remaining 12,348 shares of Series A convertible preferred stock into 1,535,930 shares of our common stock. As of June 30, 2004, there were no more shares of series A convertible preferred stock outstanding.

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                   Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               ------------------------  ------------------------
                                                  2004         2003         2004         2003
                                               -----------  ----------- ------------  -----------
Numerator:
   Net Income................................ $    18,867  $    15,522  $    37,991  $    30,203
                                               -----------  -----------  -----------  -----------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  44,094,824   41,151,941   43,715,767   40,838,510
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,079,203    1,529,665      983,938    1,545,564
    Warrants.................................       8,694      117,306        8,630      116,369
    Convertible preferred stock..............   1,033,521    3,306,448    1,596,337    3,476,117
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................   2,121,418    4,953,419    2,588,905    5,138,050
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  46,216,242   46,105,360   46,304,672   45,976,560
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.43  $      0.38  $      0.87  $      0.74
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.41  $      0.34  $      0.82  $      0.66
                                               ===========  ===========  ===========  ===========

NOTE 6--COMPREHENSIVE INCOME

The components of total comprehensive income are net income, change in cumulative currency translation adjustments and the change in cumulative unrealized losses on derivative instruments recorded in accordance with FAS 133. The following table details the total comprehensive income for the current and prior year periods (in thousands).

                                               Changes in Balance Sheet       Total
                                              --------------------------
                                       Net      Currency     Derivative   Comprehensive
                                      Income   Translation  Instruments      Income
                                    ----------------------------------------------------
Three months ended June 30, 2003    $  15,522  $    (60)     $    --      $   15,462
Three months ended June 30, 2004       18,867      (389)          --          18,478
Six months ended June 30, 2003         30,203       (84)         232          30,351
Six months ended June 30, 2004         37,991      (583)          --          37,408

NOTE 7--GOODWILL AND OTHER INTANGIBLES

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2004, was as follows (in thousands):

                                      United    Foreign
                                      States    Countries   Total
                                    ---------- --------- ----------
Balance as of January 1, 2004       $ 458,593  $  6,353  $ 464,946
Change due to currency fluctuation         --       541        541
Allocated to intangibles during year   (1,200)       --     (1,200)
Goodwill acquired during year          12,051    38,838     50,889
                                    ---------- --------- ----------
Balance as of June 30, 2004         $ 469,444  $ 45,732  $ 515,176
                                    ========== ========= ==========

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2004, we recorded at fair value the intangibles acquired in connection with our acquisition of Pharmacy Software Solutions, Inc., in December 2003, which previously had been included in goodwill. At June 30, 2004, we had $12.1 million in the goodwill account related the American Waste Industries, Inc. acquisition and $38.8 million in the goodwill account related to the White Rose Environmental Limited acquisition. The purchase price allocations for both of these acquisitions are preliminary pending completion of certain intangible asset valuations.

During the quarter ended June 30, 2004 we performed our annual goodwill impairment evaluation and determined that none of our recorded goodwill was impaired. During this evaluation we compared our gross market value to our book value. Our gross market value was calculated by multiplying our shares outstanding on June 30, 2004 by the average closing share price for the previous year. Our book value was determined by subtracting our current liabilities from our total assets. We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 8--NON-CONSOLIDATING JOINT VENTURES

During the quarter ended March 31, 2004 we sold our minority interest investment in Evertrade Medical Waste (Pty) Ltd, a South African joint venture and the associated current receivables and loans due from the joint venture. The balance of the notes receivable issued related to the sale is included in current and long term notes receivable balances on the balance sheet. No gain or loss was recognized on the disposition of these assets.

NOTE 9--NEW ACCOUNTING STANDARDS

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

NOTE 10--GUARANTEES

During the quarter ended March 31, 2004, we agreed to provide a guarantee in the amount of $10.0 million to a Japanese bank on behalf of one of our Japanese customers. This guarantee is for a period of five years and the amount will be reduced as the customer repays its loan to the bank.

NOTE 11--LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time. Government authorities can initiate investigations for a variety of reasons. We have been involved in several legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to us, without having a material adverse effect on our business.

In January 2003, we were sued in federal court in Arizona by a private plaintiff claiming anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours and of Browning Ferris Industries, Inc. in the three-state area during the period in question. Over the next three months, four similar suits were filed in federal court in Utah, Arizona, Colorado and New Mexico. In February and May 2003, two additional suits were filed, in federal court in Utah and Arizona, claiming substantially the same anticompetitive conduct but not seeking class action certification. In December 2003, an eighth suit was filed in federal court in Utah claiming monopolistic and other anticompetitive conduct in California during the prior four years and seeking certification of the suit as a class action on behalf of all California customers of ours during this four-year period. These eight suits were subsequently consolidated before the same judge in federal court in Utah. The first five suits were consolidated under one consolidated class action complaint; the next two suits were consolidated for discovery purposes; and the eighth suit was coordinated for discovery purposes. In June 2004 we settled, for an immaterial amount, the suit filed in May 2003, which, as noted, did not seek class action certification. We believe that this suit was without merit and that none of the remaining seven suits has any merit.

We, and four of our officers and directors are parties to a suit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI Complete Compliance Corporation ("3CI"). This suit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other claims, that we, and the four directors of 3CI who are serving as our designees (and who are also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI's minority shareholders. In October 2003, the plaintiffs filed an amended complaint adding 3CI as a derivative defendant. This suit is still at an early stage, with the parties currently conducting preliminary discovery. We believe that the plaintiff's claims are without merit.

In May 2003, 3CI, at the direction of its independent directors, filed a declaratory judgment action in state court in Texas to resolve a disagreement with us over the proper rate of conversion of the shares of 3CI's preferred stock held by our wholly-owned subsidiary, Waste Systems, Inc. ("WSI"). In August 2003, this action was dismissed by the court on procedural grounds and 3CI refiled its action as a new suit.

In October 2003, the plaintiff in the Louisiana lawsuit and others answered or intervened in 3CI's Texas lawsuit, naming us as a third-party defendant and making substantially the same claims made in the Louisiana lawsuit. We and WSI have denied these claims, and believe that they are without merit.

In September 2003, the full board of 3CI appointed a special committee consisting of 3CI's three independent directors to act on 3CI's behalf in respect of the dispute with us and WSI regarding the conversion rate of 3CI's preferred stock. In January 2004, the full board expanded the special committee's authority to include an investigation of all claims by the plaintiff in the Louisiana lawsuit and by the third-party plaintiffs in the Texas lawsuit, and to act on 3CI's behalf in respect of both lawsuits. The committee is currently conducting its investigation.

NOTE 12--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under our senior subordinated notes (the Notes) are unconditionally guaranteed, jointly and severally, by certain of our 100% owned domestic subsidiaries (collectively, "the Guarantors"). Financial information concerning the Guarantors as of June 30, 2004 and December 31, 2003 and for the three and six-month periods ended June 30, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor subsidiaries. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the Guarantors have not been presented because management does not believe that such financial statements are material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2004
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $       (7) $        --  $         (7) $    15,073  $        --  $     15,066
   Other current assets...................     91,220       21,282       112,502       20,014      (34,717)       97,799
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     91,213       21,282       112,495       35,087      (34,717)      112,865
Property, plant and equipment,
   net....................................     91,996            8        92,004       33,875           --       125,879
Goodwill, net.............................    463,281        1,573       464,854       50,322           --       515,176
Investment in subsidiaries................     96,885        3,319       100,204           --     (100,204)           --
Other assets..............................     45,662        1,001        46,663        2,085           --        48,748
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  789,037  $    27,183  $    816,220  $   121,369  $  (134,921) $    802,668
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $    4,089  $        --  $      4,089  $       419  $            $      4,508
   Other current liabilities..............     62,123           --        62,123       33,792      (34,717)       61,198
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     66,212           --        66,212       34,211      (34,717)       65,706
Long-term debt, net of current
   portion................................    196,711           --       196,711       11,431           --       208,142
Other liabilities.........................     53,136           --        53,136        2,706           --        55,842
Redeemable preferred stock................         --           --            --           --           --            --
Common shareholders' equity...............    472,978       27,183       500,161       73,021     (100,204)      472,978
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  789,037  $    27,183  $    816,220  $   121,369  $  (134,921) $    802,668
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $    5,766  $        --  $      5,766  $     1,474  $        --  $      7,240
   Other current assets...................     84,300       19,738       104,038        8,620      (22,161)       90,497
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     90,066       19,738       109,804       10,094      (22,161)       97,737
Property, plant and equipment,
   net....................................     86,769           10        86,779        9,783           --        96,562
Goodwill, net.............................    447,485        5,226       452,711       12,235           --       464,946
Investment in subsidiaries................     45,223          829        46,052           --      (46,052)           --
Other assets..............................     49,009        3,221        52,230        1,731       (5,744)       48,217
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  718,552  $    29,024  $    747,576  $    33,843  $   (73,957) $    707,462
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $    4,819  $        --  $      4,819  $        11  $        --  $      4,830
   Other current liabilities..............     79,079           --        79,079        7,246      (22,161)       64,164
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     83,898           --        83,898        7,257      (22,161)       68,994
Long-term debt, net of current
   portion................................    160,794           --       160,794        7,966       (5,744)      163,016
Other liabilities.........................     45,096           --        45,096        1,592           --        46,688
Redeemable preferred stock................     20,944           --        20,944           --           --        20,944
Common shareholders' equity...............    407,820       29,024       436,844       17,028      (46,052)      407,820
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  718,552  $    29,024  $    747,576  $    33,843  $   (73,957) $    707,462
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2004
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  110,545  $       585  $    111,130  $    13,224  $      (561) $    123,793

Cost of revenues..........................     59,872          219        60,091        8,928         (561)       68,458
Selling, general, and
   administrative expenses................     16,849          165        17,014        2,482           --        19,496
Write-down of treatment related fixed asse      1,129           --         1,129           26           --         1,155
Acquisition related costs.................         78           --            78           --           --            78
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     77,928          384        78,312       11,436         (561)       89,187
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     32,617          201        32,818        1,788           --        34,606
Equity in net income of
   subsidiaries...........................      1,358          500         1,858           --       (1,858)           --
Other (expense) income, net...............     (3,137)           6        (3,131)        (267)          --        (3,398)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     30,838          707        31,545        1,521       (1,858)       31,208
Income tax expense (benefit)..............     11,971           79        12,050          291           --        12,341
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income (loss)......................... $   18,867  $       628  $     19,495  $     1,230  $    (1,858) $     18,867
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   99,707  $     5,738  $    105,445  $     8,547  $      (857) $    113,135

Cost of revenues..........................     55,867        3,830        59,697        5,416         (820)       64,293
Selling, general, and
   administrative expenses................     14,627        1,043        15,670        1,793           --        17,463
Acquisition related costs.................        123           --           123           --           --           123
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     70,617        4,873        75,490        7,209         (820)       81,879
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     29,090          865        29,955        1,338          (37)       31,256
Equity in net income of
   subsidiaries...........................      1,296          328         1,624           --       (1,624)           --
Other (expense) income, net...............     (5,351)         (28)       (5,379)        (173)          37        (5,515)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     25,035        1,165        26,200        1,165       (1,624)       25,741
Income tax expense (benefit)..............      9,513          320         9,833          386           --        10,219
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income (loss)......................... $   15,522  $       845  $     16,367  $       779  $    (1,624) $     15,522
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2004
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  220,013  $       916  $    220,929  $    21,600  $    (1,180) $    241,349

Cost of revenues..........................    119,147          383       119,530       14,509       (1,180)      132,859
Selling, general, and
   administrative expenses................     32,765          310        33,075        4,769           --        37,844
Write-down of treatment related fixed asse      1,129           --         1,129           26           --         1,155
Acquisition related costs.................        194           --           194           --           --           194
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    153,235          693       153,928       19,304       (1,180)      172,052
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     66,778          223        67,001        2,296           --        69,297
Equity in net income of
   subsidiaries...........................      1,602          306         1,908           --       (1,908)           --
Other (expense) income, net...............     (5,750)          22        (5,728)        (567)          --        (6,295)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     62,630          551        63,181        1,729       (1,908)       63,002
Income tax expense (benefit)..............     24,639           87        24,726          285           --        25,011
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   37,991  $       464  $     38,455  $     1,444  $    (1,908) $     37,991
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  198,891  $    11,027  $    209,918  $    17,148  $    (1,620) $    225,446

Cost of revenues..........................    111,971        7,554       119,525       11,494       (1,559)      129,460
Selling, general, and
   administrative expenses................     28,508        2,102        30,610        3,548           --        34,158
Acquisition related costs.................        214           --           214           --           --           214
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    140,693        9,656       150,349       15,042       (1,559)      163,832
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     58,198        1,371        59,569        2,106          (61)       61,614
Equity in net income of
   subsidiaries...........................      2,300          345         2,645           --       (2,645)           --
Other (expense) income, net...............    (11,205)          25       (11,180)        (407)          61       (11,526)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     49,293        1,741        51,034        1,699       (2,645)       50,088
Income tax expense (benefit)..............     19,090          524        19,614          271           --        19,885
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income (loss)......................... $   30,203  $     1,217  $     31,420  $     1,428  $    (2,645) $     30,203
                                            ==========  ===========  ============  ===========  ===========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   37,339  $        --  $     37,339  $     9,543  $        --  $     46,882
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................    (14,264)          --       (14,264)        (749)          --       (15,013)
   Proceeds from sale of equipment........         59           --            59            2                         61
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (8,062)          --        (8,062)     (47,879)          --       (55,941)
   Short-term  investments................        181           --           181          358           --           539
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (22,086)          --       (22,086)     (48,268)          --       (70,354)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of senior credit facilit     32,000           --        32,000           --           --        32,000
   Principal payments on capital lease
     obligations..........................       (477)          --          (477)         (21)          --          (498)
   Repayment of long term debt............     (1,336)          --        (1,336)        (768)          --        (2,104)
   Purchase of treasury stock.............     (5,660)          --        (5,660)          --           --        (5,660)
   Net proceeds from issuance
     of notes payable.....................         --           --            --          618           --           618
   Proceeds from issuance of common
     stock................................      7,549           --         7,549           --           --         7,549
    Intercompany financing of acquisitions    (53,102)          --       (53,102)      53,102           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by (used in) financing a    (21,026)          --       (21,026)      52,931           --        31,905
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...         --           --            --         (607)          --          (607)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $   (5,773) $        --  $     (5,773) $    13,599  $        --         7,826
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         7,240
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $     15,066
                                                                                                             ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003
UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   57,954  $       429  $     58,383  $     1,456  $        --  $     59,839
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................     (8,350)        (317)       (8,667)        (491)          --        (9,158)
   Proceeds from sale of equipment........        175           --           175            8                        183
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (4,845)     (28,868)      (33,713)          --           --       (33,713)
   Short-term  investments................         63           --            63         (251)          --          (188)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (12,957)     (29,185)      (42,142)        (734)          --       (42,876)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on senior credit facilit     (4,186)          --        (4,186)          --           --        (4,186)
   Principal payments on capital lease
     obligations..........................       (404)        (110)         (514)          18           --          (496)
   Net proceeds from issuance
     of notes payable.....................         --           --            --        1,132           --         1,132
   Repayments on long-term debt...........     (2,513)          --        (2,513)        (580)          --        (3,093)
   Payments of deferred financing costs...       (395)          --          (395)          --           --          (395)
   Repurchase of senior subordinated debt.    (17,775)          --       (17,775)          --           --       (17,775)
   Proceeds from issuance of common
     stock................................      5,661           --         5,661           --           --         5,661
   Intercompany financing of acquisitions.    (28,868)      28,868            --           --           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by (used in) financing a    (48,480)      28,758       (19,722)         570           --       (19,152)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...         --           --            --          (87)          --           (87)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $   (3,483) $         2  $     (3,481) $     1,205  $        --        (2,276)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         8,375
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      6,099
                                                                                                             ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in March 1989. We provide compliance services including regulated medical waste collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies and transport pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. We are also expanding into international markets through acquisitions, joint ventures and/or by licensing our proprietary technology and selling associated equipment.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The following summarizes (in thousands) the Company's operations:

                                                              Three Months Ended June 30,
                                                       -----------------------------------------
                                                              2004                  2003
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $123,793     100.0   $ 113,135      100.0
Cost of revenues.....................................   64,378      52.0      61,127       54.0
Depreciation.........................................    4,080       3.3       3,166        2.8
Write-down of treatment related fixed assets...........  1,155       0.9           0        0.0
                                                       --------  --------    --------    -------
Total cost of revenues...............................   69,613      56.2      64,293       56.8
Gross profit.........................................   54,180      43.8      48,842       43.2
Selling, general and
  administrative expenses............................   18,330      14.8      16,594       14.7
Depreciation.........................................      576       0.5         504        0.4
Amortization.........................................      590       0.5         365        0.3
Acquisition related costs............................       78       0.1         123        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   19,574      15.8      17,586       15.5
Income from operations...............................   34,606      28.0      31,256       27.6
Net income...........................................   18,867      15.2      15,522       13.7
Earnings per share-diluted........................... $   0.41             $    0.34

Revenues. Revenues increased $10.7 million, or 9.4%, to $123.8 million during the quarter ended June 30, 2004 from $113.1 million during the comparable quarter in 2003 as a result of our continued strategy of focusing on sales to higher-margin small quantity customers. International equipment related revenues were $2.9 million during the quarter as compared to $0.4 million during the comparable quarter in 2003. This increase is a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan during 2004. During the quarter ended June 30, 2004, acquisitions less than one year old contributed approximately $5.9 million to the increase in our revenues from 2003. For the quarter, our base internal revenue growth for small quantity customers increased approximately 9% while revenues from large quantity customers decreased by approximately 7% because of our program of improving lower-margin accounts. This margin improvement program identifies large quantity customers with margins below internally acceptable thresholds and we make adjustments to pricing or service in an effort to improve the margin. These adjustments may result in our not renewing the customer contract and therefore may result in a reduction of revenues.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $5.3 million to $69.6 million during the quarter ended June 30, 2004 from $64.3 million during the comparable quarter in 2003. This increase in primarily related to our increased revenues and a write-off of $1.2 million in incineration treatment related fixed assets during the quarter. Our gross margin percentage increased to 43.8% during the quarter from 43.2% during the same quarter in 2003 as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program from 60,000 to 80,000. This improvement in gross margin was partially offset by a 0.9% reduction in the gross margin as a result of the above mentioned fixed asset write-off and by an increase of 47 basis points in energy costs in 2004 versus the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $19.6 million for the quarter ended June 30, 2004 from $17.6 million for the comparable quarter in 2003. The increase was the result of higher spending related to strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives, partially offset by lower bad debt expense. Amortization expense increased to $0.6 million during the quarter from $0.4 million in the same quarter in 2003. This increase was the result of intangibles identified relative to acquisitions completed throughout 2003. Selling, general and administrative expenses as a percent of revenues increased to 15.8% during the quarter from 15.5% during the comparable quarter in 2003.

Income from operations. Income from operations increased to $34.6 million for the quarter ended June 30, 2004 from $31.3 million for the comparable quarter in 2003. The increase was due to higher gross profit margins, partially offset by the above mentioned fixed asset write- off and higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue increased to 28.0% during the quarter from 27.6% during the same quarter in 2003 as a result of the factors described above.

Net interest expense. Net interest expense decreased to $2.5 million during the quarter ended June 30, 2004 from $3.3 million during the comparable quarter in 2003 primarily due to reduced debt and modestly lower interest rates.

Loan amendment fees/Debt extinguishments. We did not repurchase any of our 12 3/8% senior subordinated notes in the three months ended June 30, 2004. During the three months ended June 30, 2004, and in connection with the acquisition of White Rose Environmental, we exercised options available to us under our senior secured credit facility and amended the revolving loan facility. We incurred $0.3 million in expense related to these items.

Income tax expense. Income tax expense increased to $12.3 million for the quarter ended June 30, 2004 from $10.2 million for the comparable quarter in 2003. The increase was due to higher taxable income offset by a partially lower effective tax rate. The effective tax rates for the quarters ended June 30, 2004 and 2003 were 39.6% and 39.7%, respectively.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The following summarizes (in thousands) the Company's operations:

                                                                Six Months Ended June 30,
                                                       -----------------------------------------
                                                              2004                  2003
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $241,349     100.0   $ 225,446      100.0
Cost of revenues.....................................  125,231      51.9     122,841       54.5
Depreciation.........................................    7,628       3.2       6,619        2.9
Write-down of treatment related fixed assets.........    1,155       0.5           0        0.0
                                                       --------  --------    --------    -------
Total cost of revenues...............................  134,014      55.5     129,460       57.4
Gross profit.........................................  107,335      44.5      95,986       42.6
Selling, general and
  administrative expenses............................   35,552      14.7      32,478       14.4
Depreciation.........................................    1,098       0.5         994        0.4
Amortization.........................................    1,194       0.5         686        0.3
Acquisition related costs............................      194       0.1         214        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   38,038      15.8      34,372       15.2
Income from operations...............................   69,297      28.7      61,614       27.3
Net income...........................................   37,991      15.7      30,203       13.4
Earnings per share-diluted........................... $   0.82             $    0.66

Revenues. Revenues increased $15.9 million, or 7.1%, to $241.3 million during the six months ended June 30, 2004 from $225.4 million during the comparable period in 2003 as a result of our continued strategy of focusing on sales to higher-margin small quantity customers. International equipment related revenues were $5.9 million during the period as compared to $1.2 million during the comparable period in 2003. This increase is a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan during 2004. During the six months ended June 30, 2004, acquisitions less than one year old contributed approximately $7.4 million to the increase in our revenues from 2003. For the period, our base internal revenue growth for small quantity customers increased approximately 9% while revenues from large quantity customers decreased by approximately 7% because of our program of improving lower-margin accounts. This margin improvement program identifies large quantity customers with margins below internally acceptable thresholds and we make adjustments to pricing or service in an effort to improve the margin. These adjustments may result in our not renewing the customer contract and therefore may result in a reduction of revenues.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the period.

Cost of revenues. Cost of revenues increased by $4.6 million to $134.0 million during the six months ended June 30, 2004 from $129.5 million during the comparable period in 2003. Our gross margin percentage increased to 44.5% during the quarter from 42.6% during the same period in 2003 as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program from 55,000 to 80,000. In addition we were able to improve our transportation productivity by increasing our route density. This improvement in gross margin was partially offset by a 0.5% reduction in the gross margin as a result of the above mentioned fixed asset write-off and by an increase of 34 basis points in energy costs in 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $38.0 million for the six months ended June 30, 2004 from $34.4 million for the comparable period in 2003. The increase was the result of higher spending related to strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives, partially offset by lower bad debt expense. Amortization expense increased to $1.2 million during the period from $0.7 million in the same period in 2003. This increase was the result of intangibles identified relative to acquisitions completed throughout 2003. Selling, general and administrative expenses as a percent of revenues increased to 15.8% during the period from 15.2% during the comparable period in 2003.

Income from operations. Income from operations increased to $69.3 million for the six months ended June 30, 2004 from $61.6 million for the comparable period in 2003. The increase was due to higher gross profit margins, partially offset by the above mentioned fixed asset write-off and higher selling, general and administrative expenses during the period. Income from operations as a percentage of revenue increased to 28.7% during the period from 27.3% during the same period in 2003 as a result of the factors described above.

Net interest expense. Net interest expense decreased to $5.0 million during the six months ended June 30, 2004 from $7.1 million during the comparable period in 2003 primarily due to reduced debt and modestly lower interest rates.

Loan amendment fees/Debt extinguishments. We did not repurchase any of our 12 3/8% senior subordinated notes in the six months ended June 30, 2004. During the same period in 2003 we incurred a $3.3 million expense related to the repurchase of $9.1 million of these notes. During the six months ended June 30, 2004, and in connection with the acquisition of White Rose Environmental, we exercised options available to us under our senior secured credit facility and amended the revolving loan facility. We incurred $0.3 million in expense related to these items.

Income tax expense. Income tax expense increased to $25.0 million for the six months ended June 30, 2004 from $19.9 million for the comparable period in 2003. The increase was due to higher taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Our credit facility requires us to comply with various financial, reporting, and other covenants and restrictions, including a restriction on dividend payments. At June 30, 2004 we were in compliance with all of our financial debt covenants. As of June 30, 2004, we had $141.7 million of borrowings outstanding under our senior secured credit facility, consisting of $52.0 million under our revolving credit facility, $62.4 million under our Term A loan facility and $27.3 million under our Term B loan facility. During the quarter ended June 30, 2004 we exercised an option on our senior secured credit facility to increase the capacity of our revolving credit facility by $50.0 million and also amended the agreement to allow us to request another $50.0 million increase to the revolving credit facility capacity, which we then exercised for $32.0 million. This resulted in our revolving credit facility capacity increasing to $187.0 million with the ability to request another $18.0 in capacity if needed. In July 2004 we also amended our senior secured credit agreement to allow us to prepay the Term B loan facility independent of the Term A loan facility. We then prepaid the entire $27.3 million Term B loan facility in July 2004, while drawing on our revolving credit facility.

Working Capital. At June 30, 2004, our working capital was $47.2 million compared to working capital of $27.3 million at December 31, 2003. The increase in working capital was primarily due to higher accounts receivable and cash balances and lower accrued liability balances partially offset by higher deferred revenue. The changes were primarily the result of the White Rose Environmental Limited acquisition completed in June 2004 and the first and second quarter estimated tax payments for 2004. At June 30, 2004, we had available a $187.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our others assets. At June 30, 2004 we had borrowed $52.0 million and had committed $29.0 million as letters of credit under the line.

Net Cash Provided or Used. Net cash provided by operating activities was $46.9 million during the six months ended June 30, 2004 compared to $59.8 million for the comparable period in 2003. This decrease primarily reflects decreased accounts payable and accrued liability balances and higher accounts receivable balances partially offset by higher net income and deferred income tax and depreciation and amortization balances. Net cash provided by operating activities during the 2004 quarter included a $4.8 million tax benefit from disqualifying dispositions of stock acquired upon the exercise of incentive stock options, compared to a $3.5 million tax benefit during the comparable quarter in 2003.

Net cash used in investing activities for the six months ended June 30, 2004 was $70.4 million compared to $42.9 million for the comparable period in 2003. This increase is primarily attributable to the White Rose Environmental Limited acquisition, which occurred in June 2004. Cash investments in acquisitions and international joint ventures for the six months ended June 30, 2004 were $55.9 million versus $33.7 million in the comparable period in 2003. Capital expenditures were $15.0 million for the period compared to $9.2. million during the same period in 2003 primarily attributable to the investments being made to rollout the BioSystems program nationwide.

At June 30, 2004 we had approximately 12% of our treatment capacity in North America in incineration and approximately 88% in non- incineration technologies such as our proprietary patented ETD technology and autoclaving. We intend to reduce the incineration portion, as customers' preferences, regulations and business circumstances permit. The implementation of our commitment to move away from incineration may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration is in the nature of a goal to be accomplished over an indeterminate number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition. However, during the second quarter of 2004 we began the process of converting our Baltimore, MD incinerator to an autoclave and closed our Terrell, TX incinerator. We incurred a $1.2 million write-off of related equipment when it became idle during the quarter.

Net cash provided by financing activities was $31.9 million during the six months ended June 30, 2004 compared to net cash used in financing activities of $19.2 million for the comparable period in 2003. This is primarily the result of additional borrowings to fund the White Rose Environmental Limited acquisition in June 2004.

In addition during the six-month period ended June 30, 2004 we issued a $5.0 million promissory note in connection with the American Waste Industries, Inc. acquisition and a $9.8 million promissory note in connection with the White Rose Environmental Limited acquisition.

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

ITEM 4-CONTROLS AND PROCEDURES

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

The term "disclosure controls and procedures" is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

During the quarter ended June 30, 2004, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the six months ended June 30, 2004 of shares of our common stock.

Issuer Purchases of Equity Securities

                                                                                Maximum
                                                                               Number (or
                                                                              Approximate
                                                                                 Dollar
                                                                               Value) of
                                                               Total           Shares (or
                                                           Number of Shares    Units) that
                                                Average      (or Units)        May Yet Be
                                   Total         Price     Purchased as Part   Purchased
                               Number of Share Paid per     of Publicly        Under the
                                (or Units)       Share     Announced Plans     Plans or
Period                           Purchased     (or Unit)    or Programs        Programs
=========================================================================================
January 1-January 31, 2004          100,000       $42.93         100,000       2,557,170
February 1-February 29, 2004             --           --              --       2,557,170
March 1-March 31, 2004                   --           --              --       2,557,170
April 1-April 30, 2004                   --           --              --       2,557,170
May 1-May 31, 2004                       --           --              --       2,557,170
June 1-June 30, 2004                 30,000       $45.48          30,000       2,527,170

The shares were repurchased as part of the plan announced on May 16, 2002, authorizing the repurchase of up to 3,000,000 shares of our common stock. The plan does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2004 Annual Meeting of Stockholders on May 11, 2004 in Rosemont, Illinois. At the meeting, all nine of our incumbent directors were reelected by the stockholders, by the following votes:

Nominee	Votes For	Votes Withheld
Jack W. Schuler	39,126,522	1,926,506
Mark C. Miller	39,150,104	1,902,924
John P. Connaughton	40,312,510	740,518
Rod F. Dammeyer	40,426,944	626,084
Patrick F. Graham	39,117,702	1,935,326
John Patience	39,059,076	1,993,952
Thomas R. Reusché	40,398,101	654,927
Peter Vardy	39,131,169	1,921,859
L. John Wilkerson, Ph.D.	39,119,279	1,934,749

In addition, the stockholders voted to ratify the appointment of Ernst & Young LLP as our independent public accountants for 2004 by the following vote:

For	Against	Abstain	Broker Non-Vote
40,845,509	180,207	27,312	-

The stockholders also voted on a stockholder proposal regarding a report on the cessation of incineration. This proposal was defeated by the following vote:

For	Against	Abstain	Broker Non-Vote
3,501,653	29,343,162	2,964,421	5,243,792

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)Exhibits

10.1    Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 15, 2004, among Stericycle, Inc., as the borrower, certain subsidiaries of Stericycle, Inc. as guarantors, various financial institutions and other persons from time to time parties as the lenders, and Bank of America, N.A., as the administrative agent.

10.2    Amendment No. 4 and Consent to Amended and Restated Credit Agreement, dated as of June 10, 2004, among Stericycle, Inc., as the borrower, certain subsidiaries of Stericycle, Inc. as guarantors, various financial institutions and other persons from time to time parties as the lenders, and Bank of America, N.A., as the administrative agent.

10.3    Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 5, 2004, among Stericycle, Inc., as the borrower, certain subsidiaries of Stericycle, Inc. as guarantors, various financial institutions and other persons from time to time parties as the lenders, and Bank of America, N.A., as the administrative agent.

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

(b)Reports on Form 8-K

During the quarter ended June 30, 2004, we filed two current reports on Form 8-K.

We filed a Form 8-K on April 28, 2004 to report our earnings release on the same day. The report included as an exhibit our earnings release and accompanying financial statements.

We filed a Form 8-K on June 16, 2004 to report our purchase on June 10, 2004 of all of the outstanding shares of White Rose Environmental Limited, an English company providing medical waste management services in England and Wales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2004.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)