Form 10-Q
period 2004-09-30
STERICYCLE INC
filed 2004-11-05
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

    As of November 3, 2004 there were 45,015,558 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  September 30,  December 31
                                                                      2004        2003
                                                                  -----------   -----------
                                                                  (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents....................................... $     8,955         7,240
Short-term investments..........................................       1,658           641
Accounts receivable, less allowance for doubtful
  accounts of $4,579 in 2004 and $4,149 in 2003.................      77,000        59,711
Parts and supplies..............................................       3,910         3,244
Prepaid expenses................................................       6,013         7,339
Notes receivable................................................       3,423         2,223
Deferred tax asset..............................................      12,908        12,345
Other...........................................................       5,817         4,994
                                                                  -----------   -----------
         Total current assets...................................     119,684        97,737
Property, plant and equipment, net..............................     128,877        96,562
                                                                  -----------   -----------
Other assets:
Goodwill, net...................................................     527,003       464,946
Intangible assets, less accumulated amortization of
  $7,288 in 2004 and $5,459 in 2003.............................      34,493        31,642
Notes receivable................................................       9,517         7,717
Other...........................................................       8,269         8,858
                                                                  -----------   -----------
  Total other assets............................................     579,282       513,163
                                                                  -----------   -----------
         Total assets........................................... $   827,843   $   707,462
                                                                  ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................... $     7,968   $     4,830
Accounts payable................................................      19,217        15,741
Accrued liabilities.............................................      47,696        43,436
Deferred revenue................................................       9,247         4,987
                                                                  -----------   -----------
         Total current liabilities..............................      84,128        68,994
                                                                  -----------   -----------
Long-term debt, net of current portion..........................     189,668       163,016
Deferred income taxes...........................................      54,900        42,277
Other liabilities...............................................       5,698         4,411
Redeemable preferred stock:
  Series A convertible preferred stock (par value $.01 share,
    75,000 shares authorized, 22,799 outstanding in 2003,
    liquidation preference of $24,814 at December 31, 2003)               --        20,944
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 45,146,098 issued and outstanding in
  in 2004, 41,868,515 issued and outstanding in 2003)...........         452           420
Additional paid-in capital......................................     318,173       290,631
Accumulated other comprehensive income..........................        (534)          530
Retained earnings...............................................     175,358       116,239
                                                                  -----------   -----------
Total shareholders' equity......................................     493,449       407,820
                                                                  -----------   -----------
  Total liabilities and shareholders' equity.................... $   827,843   $   707,462
                                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                     ------------------------  ------------------------
                                           2004         2003         2004         2003
                                     ----------- ------------  ----------- ------------
Revenues........................... $   135,989  $   113,228  $   377,338  $   338,674

Costs and expenses:
  Cost of revenues.................      71,806       60,369      197,037      183,210
  Selling, general and
    administrative expenses........      19,253       16,781       54,805       49,259
  Depreciaton and amortization.....       6,324        4,243       16,244       12,542
  Write off of fixed assets........          --           --        1,155           --
  Acquisition related costs........         392          216          586          430
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......      97,775       81,609      269,827      245,441
                                     -----------  -----------  -----------  -----------
Income from operations.............      38,214       31,619      107,511       93,233
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................         168          232          286          492
  Interest expense.................      (3,266)      (2,829)      (8,379)     (10,141)
  Loan amendment fees (2004)/
    debt extinguishment fees (2003)          --           --         (333)      (3,268)
  Other expense....................        (275)        (641)      (1,242)      (1,847)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (3,373)      (3,238)      (9,668)     (14,764)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      34,841       28,381       97,843       78,469
Income tax expense.................      13,713       11,210       38,724       31,095
                                     -----------  -----------  -----------  -----------
Net income......................... $    21,128  $    17,171  $    59,119  $    47,374
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.47  $      0.41  $      1.33  $      1.15
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.46  $      0.37  $      1.28  $      1.03
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  45,229,174   41,969,757   44,306,070   41,221,421
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  46,299,925   46,285,458   46,304,444   46,000,142
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

                        STERICYCLE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (unaudited)

                                                                       For the Nine
                                                                Months Ended September 30,
                                                                  ----------------------
                                                                     2004        2003
                                                                  ----------  ----------
OPERATING ACTIVITIES:
Net income...................................................... $   59,119  $   47,374
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................         21          76
    Write-off deferred financing fees...........................         --         484
    Deferred tax expense........................................     11,660       6,634
    Tax benefit of disqualifying dispositions of stock
      obtained via exercise of options..........................      6,159       5,645
    Loss on sale/write-off of fixed assets......................      1,470         212
    Depreciation................................................     14,445      11,467
    Amortization................................................      1,799       1,075
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................     (7,312)      2,699
    Parts and supplies..........................................       (141)        334
    Prepaid expenses and other assets...........................      3,109       7,539
    Accounts payable............................................     (3,904)     (5,002)
    Accrued liabilities.........................................     (2,639)      9,224
    Deferred revenue............................................       (851)        522
                                                                  ----------  ----------
Net cash provided by operating activities.......................     82,935      88,283
                                                                  ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................    (68,227)    (33,411)
  Short-term investments........................................     (1,017)       (790)
  Proceeds from sale of equipment...............................         61         384
  Capital expenditures..........................................    (23,343)    (14,561)
                                                                  ----------  ----------
Net cash used in investing activities...........................    (92,526)    (48,378)
                                                                  ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable....................     12,097       1,132
  Net borrowings/(repayments) of senior credit facility.........     32,000     (27,792)
  Repurchase of senior subordinated debt........................         --     (17,775)
  Repayment of long-term debt...................................    (30,822)     (3,714)
  Payments of deferred financing costs..........................         --        (395)
  Purchase of common stock......................................    (10,188)         --
  Principal payments on capital lease obligations...............       (734)       (913)
  Proceeds from issuances of common stock.......................     10,217       8,024
                                                                  ----------  ----------
Net cash provide by (used in) financing activities..............     12,570     (41,433)
Effect of exchange rate changes on cash.........................     (1,264)       (305)
                                                                  ----------  ----------
Net increase (decrease) in cash and cash equivalents............      1,715      (1,833)
Cash and cash equivalents at beginning of period................      7,240       8,375
                                                                  ----------  ----------
Cash and cash equivalents at end of period...................... $    8,955  $    6,542
                                                                  ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions           $      420  $       70
Net issuances of notes payable for certain acquisitions          $   17,249  $       --

 The accompanying notes are an integral part of these financial statements

                        STERICYCLE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 2004

Unless the context requires otherwise, "we", "us" or "our" refers to
Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial
statements have been prepared pursuant to the rules and regulations of the
Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the
Consolidated Financial Statements and notes thereto for the year ended December
31, 2003, as filed with our Annual Report on Form 10-K for the year ended
December 31, 2003. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2004.

NOTE 2-ACQUISITIONS

During the quarter ended September 30, 2004, we completed the acquisition of selected assets of Texas Environmental Services, Inc. which operated in
Texas.  In addition, our Mexican subsidiary, Medam S.A. de C.V., acquired all of the common stock of Sterimed S.A. de C.V., and all the remaining stock of
Proterm de Mexico JV. S.A. de C.V.  The combined purchase price of the three acquisitions was $11.6 million, of which $9.1 million was paid in cash, $2.1 million was paid by the delivery of promissory notes and $0.4 million paid by the issuance of shares of our common stock.  The acquisitions were not significant to our operations.

During the quarter ended June 30, 2004, our international subsidiary,
Stericycle International LLC, through a wholly owned United Kingdom subsidiary, completed the acquisition of all the common stock of White Rose Environmental
Limited, which operates in the United Kingdom.  The purchase price of $63.8 million was paid with $52.3 million in cash and the delivery of a $11.5 million interest-free promissory note.  The promissory note was recorded on our balance
sheet at $10.2 million after calculating an imputed interest rate.   The
acquisition was not significant to our operations.

During the quarter ended March 31, 2004, we completed the
acquisition of selected assets from American Waste Industries, Inc., which operated in Virginia, Maryland and North Carolina. The purchase price was $12.6 million, of which $7.6 million was paid in cash and $5.0 million was paid by the
delivery of a promissory note.   The acquisition was not significant to our
operations.

NOTE 3--STOCK OPTIONS

During the quarter ended September 30, 2004, options to purchase 28,020 shares of common stock were granted to employees.  These options vest ratably over a five-year period and have exercise prices of  $45.40-$51.14 per share.

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

                                     Three Months Ended    Nine Months Ended
                                        September, 30        September, 30
                                       2004       2003       2004        2003
                                    --------------------- ---------------------
Stock options expense included
  in net income.................... $      --  $     --  $      13  $       46
                                     ---------  --------  ---------  ----------
As reported net income............. $  21,128  $ 17,171  $  59,119  $   47,374
Pro forma impact of stock options,
  net of tax.......................     1,637     1,519      5,129       5,155
                                     ---------  --------  ---------  ----------
Pro forma net income............... $  19,491  $ 15,652  $  53,990  $   42,219
Earnings per share                   =========  ========  =========  ==========
     Basic-as reported............. $    0.47  $   0.41  $    1.33  $     1.15
                                     =========  ========  =========  ==========
     Basic-pro forma............... $    0.43  $   0.37  $    1.22  $     1.02
                                     =========  ========  =========  ==========
     Diluted-as reported........... $    0.46  $   0.37  $    1.28  $     1.03
                                     =========  ========  =========  ==========
     Diluted-pro forma............. $    0.42  $   0.34  $    1.18  $     0.93
                                     =========  ========  =========  ==========

NOTE 4--COMMON AND PREFERRED STOCK.

During the quarter ended September 30, 2004, options to
purchase 124,510 shares of common stock were exercised at prices ranging from
$6.28-$46.80 per share.  During the quarter, we repurchased on the open market and subsequently cancelled 100,000 shares of common stock.  The weighted average repurchase price was $45.28 per share.

During the quarter ended June 30, 2004, options to purchase
262,238 shares of common stock were exercised at prices ranging from $3.45-
$46.80 per share.  During the quarter, we repurchased on the open market and subsequently cancelled 30,000 shares of common stock.  The weighted average repurchase price was $45.48 per share.

During the quarter ended March 31, 2004, options to purchase
277,835 shares of common stock were exercised at prices ranging from $4.00-
$35.79 per share.   During the quarter, we repurchased on the open market and
subsequently cancelled 100,000 shares of common stock.  The weighted average repurchase price was $42.93 per share.

At the December 31, 2003, there were 22,799 shares of our
Series A convertible preferred stock outstanding, which were convertible into
2,835,930 shares of common stock.  During the quarter ended March 31, 2004, the holders of the preferred stock converted 10,451 shares into 1,300,000 shares of our common stock.  During the quarter ended June 30, 2004, the holders converted their remaining 12,348 shares of preferred stock into 1,535,930 shares of our common stock.  As of June 30, 2004, no shares of our Series A convertible preferred stock remained outstanding.

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and
diluted net income per share:

                        STERICYCLE, INC. AND SUBSIDIARIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                               ------------------------  ------------------------
                                                  2004         2003         2004         2003
                                               -----------  ----------- ------------  -----------
Numerator:
   Numerator for basic earnings
      per share.............................. $    21,128  $    17,171  $    59,119  $    47,374
                                               -----------  -----------  -----------  -----------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  45,229,174   41,969,757   44,306,070   41,221,421
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,062,070    1,471,440    1,989,726    1,934,766
    Warrants.................................       8,681        8,591        8,648        8,287
    Convertible preferred stock..............           0    2,835,668            0    2,835,668
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................   1,070,751    4,315,699    1,998,374    4,778,721
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  46,299,925   46,285,456   46,304,444   46,000,142
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.47  $      0.41  $      1.33  $      1.15
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.46  $      0.37  $      1.28  $      1.03
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

                                                  Changes in Balance Sheet
                                                 -------------------------     Total
                                          Net      Currency     Derivative  Comprehensive
                                         Income  Translation    Instruments    Income
                                       ------------------------------------------------
Three months ended September 30, 2003  $  17,171  $    655      $      --   $   17,826
Three months ended September 30, 2004     21,128      (481)            --       20,647
Nine months ended September 30, 2003      47,374       571            232       48,177
Nine months ended September 30, 2004      59,119    (1,064)            --       58,055

NOTE 7--GOODWILL AND OTHER INTANGIBLES

We have two geographical reporting segments, United States and Foreign
Countries, both of which have goodwill.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, was as follows (in thousands):

                                      United    Foreign
                                      States    Countries   Total
                                    ---------- --------- ----------
Balance as of January 1, 2004       $ 458,593  $  6,353  $ 464,946
Change due to currency fluctuation         --       429        429
Allocated to intangibles during year   (1,700)   (2,827)    (4,527)
Goodwill acquired during year          18,196    47,959     66,155
                                    ---------- --------- ----------
Balance as of September 30, 2004    $ 475,089  $ 51,914  $ 527,003
                                    ========== ========= ==========

According to FAS 142, other intangible assets will continue
to be amortized over their useful lives.  During the quarter ended March 31,
2004, we recorded at fair value the intangibles acquired in connection with our acquisition of Pharmacy Software Solutions, Inc., in December 2003, which
previously had been included in goodwill.   During the quarter ended September
30, 2004, we recorded at fair value the intangibles acquired in connection with our acquisition of American Waste Industries, Inc., Texas Environmental
Services, Inc., and Sterimed S.A. de C.V., which had previously been included in goodwill.  At September 30, 2004, we had $39.3 million in the goodwill account related to the White Rose Environmental Limited acquisition and $0.4 million related to the acquisition of Proterm de Mexico.  The purchase price allocations for both of these acquisitions are preliminary pending completion of certain intangible asset valuations.

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

NOTE 11-LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be initiated for a variety of reasons.

During the quarter ended September 30, 2004, there were no material developments in any of the litigation that we previously reported and that we describe again in this note.

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

We and four of our current or former officers and directors are parties to a suit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI Complete Compliance Corporation
("3CI"). This suit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other claims, that we, and the four directors of 3CI who were serving as our designees (and who were also officers or directors of ours) unjustly enriched
Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, damages and an order requiring the buyout of 3CI's minority shareholders. In October 2003, the plaintiffs filed an amended complaint adding 3CI as a derivative defendant. This suit is still in the discovery stage. We believe that the plaintiff's claims are without merit.

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

In October 2003, the plaintiff in the Louisiana lawsuit and others answered or intervened in 3CI's Texas lawsuit, naming us as a third-party defendant and making substantially the same claims made in the Louisiana lawsuit. WSI and we have denied these claims, and believe that they are without merit.

In September 2003, the full board of 3CI appointed a special committee consisting of 3CI's three independent directors to act on 3CI's behalf in respect of the dispute with us and WSI regarding the conversion rate of 3CI's preferred stock. In January 2004, the full board expanded the special committee's authority to include an investigation of all claims by the plaintiff in the Louisiana lawsuit and by the third-party plaintiffs in the Texas lawsuit, and to act on 3CI's behalf in respect of both lawsuits. The committee is currently conducting its investigation. We expect that the committee will complete its investigation during the fourth quarter of 2004.

NOTE 12--SUBSEQUENT EVENTS

 In October 2004 we exercised our option to redeem all of our outstanding 12-3/8% senior subordinated notes in the aggregate principal amount of $50.9 million.  The redemption is anticipated to occur on November 15, 2004.
By the terms of the governing trust indenture, the redemption price will be
106.1875% of the principal amount of the notes redeemed plus accrued interest.
We will thus incur a cash redemption premium expense of approximately $3.2 million in connection with the redemption, in addition to the payment of the accrued interest of $3.2 million.  We will also incur approximately $1.1 million on non-cash accelerated amortization of financing fees associated with our senior subordinated notes.  We anticipate drawing on our revolving credit facility to fund the repurchase.

NOTE 13--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Payments under our senior subordinated notes (the
Notes) are unconditionally guaranteed, jointly and severally, by certain of our
100% owned domestic subsidiaries (collectively, "the Guarantors"). Financial information concerning the Guarantors as of September 30, 2004 and December 31,
2003 and for the three and nine-month periods ended September 30, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor subsidiaries. The financial information concerning the Guarantors is being presented through condensed consolidating financial statements since we have more than minimal independent operations and the guarantees are full and unconditional and are joint and several. Financial statements for the Guarantors have not been presented because management does not believe that such financial statements are material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                SEPTEMBER 30, 2004

                                 UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $      863  $        --  $        863  $     8,092  $        --  $      8,955
   Other current assets...................     90,503       22,539       113,042       25,245      (27,558)      110,729
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current assets......................     91,366       22,539       113,905       33,337      (27,558)      119,684
Property, plant and equipment,
   net....................................     95,301            7        95,308       33,569           --       128,877
Goodwill, net.............................    468,925        1,573       470,498       56,505           --       527,003
Investment in subsidiaries................    102,302        3,434       105,736           --     (105,736)           --
Other assets..............................     42,622        2,310        44,932        7,347           --        52,279
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total assets.............................. $  800,516  $    29,863  $    830,379  $   130,758  $  (133,294) $    827,843
                                            ==========  ===========  ============  ===========  ===========  ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Current portion of
     long-term debt....................... $    7,259  $        --  $      7,259  $       709  $        --  $      7,968
   Other current liabilities..............     75,264          185        75,449       28,269      (27,558)       76,160
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total current liabilities.................     82,523          185        82,708       28,978      (27,558)       84,128
Long-term debt, net of current
   portion................................    167,181           --       167,181       22,487           --       189,668
Other liabilities.........................     57,363           --        57,363        3,235           --        60,598
Common shareholders' equity...............    493,449       29,678       523,127       76,058     (105,736)      493,449
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total liabilities and
   shareholders' equity................... $  800,516  $    29,863  $    830,379  $   130,758  $  (133,294) $    827,843
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
                                            ==========  ===========  ============  ===========  ===========  ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                        THREE MONTHS ENDED SEPTEMBER 30, 2004

                                 UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  111,833  $       680  $    112,513  $    24,039  $      (563) $    135,989

Cost of revenues..........................     59,911          331        60,242       17,143         (563)       76,822
Selling, general, and
   administrative expenses................     16,496          122        16,618        3,943           --        20,561
Acquisition related costs.................        392           --           392           --           --           392
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     76,799          453        77,252       21,086         (563)       97,775
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     35,034          227        35,261        2,953           --        38,214
Equity in net income of
   subsidiaries...........................      1,667         (115)        1,552           --       (1,552)           --
Other (expense) income, net...............     (2,852)          31        (2,821)        (552)          --        (3,373)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     33,849          143        33,992        2,401       (1,552)       34,841
Income tax expense (benefit)..............     12,721           89        12,810          903           --        13,713
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income (loss)......................... $   21,128  $        54  $     21,182  $     1,498  $    (1,552) $     21,128
                                            ==========  ===========  ============  ===========  ===========  ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                        THREE MONTHS ENDED SEPTEMBER 30, 2003

                                 UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $   99,378  $     5,780  $    105,158  $     8,861  $      (791) $    113,228

Cost of revenues..........................     54,354        4,324        58,678        5,799         (749)       63,728
Selling, general, and
   administrative expenses................     14,836          904        15,740        1,925           --        17,665
Acquisition related costs.................        216           --           216           --           --           216
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................     69,406        5,228        74,634        7,724         (749)       81,609
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     29,972          552        30,524        1,137          (42)       31,619
Equity in net income of
   subsidiaries...........................      1,779          315         2,094           --       (2,094)           --
Other (expense) income, net...............     (3,087)          16        (3,071)        (209)          42        (3,238)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     28,664          883        29,547          928       (2,094)       28,381
Income tax expense (benefit)..............     11,493          214        11,707         (497)          --        11,210
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income (loss)......................... $   17,171  $       669  $     17,840  $     1,425  $    (2,094) $     17,171
                                            ==========  ===========  ============  ===========  ===========  ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                        NINE MONTHS ENDED SEPTEMBER 30, 2004

                                 UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  331,846  $     1,596  $    333,442  $    45,639  $    (1,743) $    377,338

Cost of revenues..........................    179,058          714       179,772       31,652       (1,743)      209,681
Selling, general, and
   administrative expenses................     49,261          432        49,693        8,712           --        58,405
Write-down of treatment related fixed asse      1,129           --         1,129           26           --         1,155
Acquisition related costs.................        586           --           586           --           --           586
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    230,034        1,146       231,180       40,390       (1,743)      269,827
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................    101,812          450       102,262        5,249           --       107,511
Equity in net income of
   subsidiaries...........................      3,269          191         3,460           --       (3,460)           --
Other (expense) income, net...............     (8,602)          53        (8,549)      (1,119)          --        (9,668)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     96,479          694        97,173        4,130       (3,460)       97,843
Income tax expense (benefit)..............     37,360          176        37,536        1,188           --        38,724
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income................................ $   59,119  $       518  $     59,637  $     2,942  $    (3,460) $     59,119
                                            ==========  ===========  ============  ===========  ===========  ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                        NINE MONTHS ENDED SEPTEMBER 30, 2003

                                 UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
Revenues.................................. $  298,269  $    16,807  $    315,076  $    26,009  $    (2,411) $    338,674

Cost of revenues..........................    166,325       11,878       178,203       17,293       (2,308)      193,188
Selling, general, and
   administrative expenses................     43,344        3,006        46,350        5,473           --        51,823
Acquisition related costs.................        430           --           430           --           --           430
                                            ----------  -----------  ------------  -----------  -----------  ------------
Total costs and expenses..................    210,099       14,884       224,983       22,766       (2,308)      245,441
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income from operations....................     88,170        1,923        90,093        3,243         (103)       93,233
Equity in net income of
   subsidiaries...........................      4,079          660         4,739           --       (4,739)           --
Other (expense) income, net...............    (14,292)          41       (14,251)        (616)         103       (14,764)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Income before income taxes................     77,957        2,624        80,581        2,627       (4,739)       78,469
Income tax expense (benefit)..............     30,583          738        31,321         (226)          --        31,095
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net income (loss)......................... $   47,374  $     1,886  $     49,260  $     2,853  $    (4,739) $     47,374
                                            ==========  ===========  ============  ===========  ===========  ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        NINE MONTHS ENDED SEPTEMBER 30, 2004

                                 UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   81,546  $        --  $     81,546  $     1,389  $        --  $     82,935
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................    (20,501)          --       (20,501)      (2,842)          --       (23,343)
   Proceeds from sale of equipment........         59           --            59            2                         61
   Payments for acquisitions and
     international investments, net of
     cash acquired........................    (14,857)         (10)      (14,867)     (53,360)          --       (68,227)
   Short-term  investments................        181           --           181       (1,198)          --        (1,017)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (35,118)         (10)      (35,128)     (57,398)          --       (92,526)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of senior credit facilit     32,000           --        32,000           --           --        32,000
   Principal payments on capital lease
     obligations..........................       (713)          --          (713)         (21)          --          (734)
   Repayment of long term debt............    (29,535)          --       (29,535)      (1,287)          --       (30,822)
   Purchase of treasury stock.............    (10,188)          --       (10,188)          --           --       (10,188)
   Net proceeds from issuance
     of notes payable.....................         --           --            --       12,097           --        12,097
   Proceeds from issuance of common
     stock................................     10,217           --        10,217           --           --        10,217
    Intercompany financing of acquisitions    (53,112)          10       (53,102)      53,102           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by (used in) financing a    (51,331)          10       (51,321)      63,891           --        12,570
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...         --           --            --       (1,264)          --        (1,264)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $   (4,903) $        --  $     (4,903) $     6,618  $        --         1,715
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         7,240
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      8,955
                                                                                                             ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        NINE MONTHS ENDED SEPTEMBER 30, 2003

                                 UNAUDITED

                                                                       COMBINED
                                                                      STERICYCLE      NON-
                                            STERICYCLE,  GUARANTOR   AND GUARANTOR  GUARANTOR
                                               INC.     SUBSIDIARIES SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by
     operating activities................. $   85,714  $      (203) $     85,511  $     2,772  $        --  $     88,283
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................    (12,802)        (254)      (13,056)      (1,505)          --       (14,561)
   Proceeds from sale of equipment........        323           --           323           61                        384
   Payments for acquisitions and
     international investments, net of
     cash acquired........................     (4,982)     (27,932)      (32,914)        (497)          --       (33,411)
   Short-term  investments................       (558)          --          (558)        (232)          --          (790)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash used in investing activities         (18,019)     (28,186)      (46,205)      (2,173)          --       (48,378)
                                            ----------  -----------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on senior credit facilit    (27,792)          --       (27,792)          --           --       (27,792)
   Principal payments on capital lease
     obligations..........................       (747)        (183)         (930)          17           --          (913)
   Net proceeds from issuance
     of notes payable.....................         --           --            --        1,132           --         1,132
   Repayments on long-term debt...........     (2,575)          --        (2,575)      (1,139)          --        (3,714)
   Payments of deferred financing costs...       (395)          --          (395)          --           --          (395)
   Repurchase of senior subordinated debt.    (17,775)          --       (17,775)          --           --       (17,775)
   Proceeds from issuance of common
     stock................................      8,024           --         8,024           --           --         8,024
   Intercompany financing of acquisitions.    (27,932)      27,932            --           --           --            --
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by (used in) financing a    (69,192)      27,749       (41,443)          10           --       (41,433)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Effect of exchange rate changes on cash...         --           --            --         (305)          --          (305)
                                            ----------  -----------  ------------  -----------  -----------  ------------
Net (decrease) increase in cash and
   cash equivalents....................... $   (1,497) $      (640) $     (2,137) $       304  $        --        (1,833)
                                            ==========  ===========  ============  ===========  ===========
Cash and cash equivalents at beginning
   of period..............................                                                                         8,375
                                                                                                             ------------
Cash and cash equivalents at end of
   period.................................                                                                  $      6,542
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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2003

The following summarizes (in thousands) the Company's
operations:

                                                            Three Months Ended September 30,
                                                       -----------------------------------------
                                                              2004                  2003
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $135,989     100.0   $ 113,228      100.0
Cost of revenues.....................................   71,806      52.8      60,369       53.3
Depreciation.........................................    5,016       3.7       3,359        3.0
Write-down of treatment related fixed assets...........      0       0.0           0        0.0
                                                       --------  --------    --------    -------
Total cost of revenues...............................   76,822      56.5      63,728       56.3
Gross profit.........................................   59,167      43.5      49,500       43.7
Selling, general and
  administrative expenses............................   19,253      14.2      16,781       14.8
Depreciation.........................................      703       0.5         495        0.4
Amortization.........................................      605       0.4         389        0.3
Acquisition related costs............................      392       0.3         216        0.2
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   20,953      15.4      17,881       15.8
Income from operations...............................   38,214      28.1      31,619       27.9
Net income...........................................   21,128      15.5      17,171       15.2
Earnings per share-diluted........................... $   0.46             $    0.37

Revenues.  Revenues increased $22.8 million, or
20.1%, to $136.0 million during the quarter ended September 30, 2004 from $113.2 million during the comparable quarter in 2003 as a result of acquisitions completed during 2004 and our continued strategy of focusing on sales to higher-
margin small quantity customers. International equipment related revenues were
$2.1 million during the quarter as compared to $0.2 million during the comparable quarter in 2003. This increase is a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan during 2004.  During the quarter ended September 30, 2004, acquisitions less than one year old contributed approximately $17.0 million to the increase in our revenues from
2003. For the quarter, our base internal revenue growth for small quantity customers increased approximately 9% while revenues from large quantity customers decreased by approximately 4% because of our program of improving lower-margin accounts.  This margin improvement program identifies large quantity customers with margins below internally acceptable thresholds and we make adjustments to pricing or service in an effort to improve the margin.
These adjustments may result in our not renewing the customer contract and therefore may result in a reduction of revenues.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues.  Cost of revenues increased
by $13.1 million to $76.8 million during the quarter ended September 30, 2004 from $63.7 million during the comparable quarter in 2003. This increase in primarily related to our increased revenues. Our gross margin percentage decreased to 43.5% during the quarter from 43.7% during the same quarter in 2003 as the increased revenues from the international acquisitions, which have lower gross margins, reduced gross margins by approximately 230 basis points.  This was partially offset by an increase in gross margins on our domestic business by approximately 190 basis points as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-
SafeSM program from 65,000 to 84,000.  This improvement in gross margin was partially offset by an increase in
energy costs in 2004 versus the prior year.

Selling, general and administrative expenses.
Selling, general and administrative expenses, including acquisition related costs, increased to $21.0 million for the quarter ended September 30, 2004 from
$17.9 million for the comparable quarter in 2003. The increase was the result of higher spending related to our acquisitions and strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives, partially offset by lower bad debt expense.  Amortization expense increased to
$0.6 million during the quarter from $0.4 million in the same quarter in 2003.
This increase was the result of intangibles identified relative to acquisitions completed throughout 2003. Selling, general and administrative expenses as a percent of revenues decreased to 15.4% during the quarter from 15.8% during the comparable quarter in 2003.

Income from operations.  Income from operations
increased to $38.2 million for the quarter ended September 30, 2004 from $31.6 million for the comparable quarter in 2003.  The increase was due to higher gross profit, partially offset by the higher selling, general and administrative expenses during the quarter.  Income from operations as a percentage of revenue increased to 28.1% during the quarter from 27.9% during the same quarter in 2003 as a result of the factors described above.

Net interest expense.  Net interest expense
increased to $3.1 million during the quarter ended September 30, 2004 from $2.6 million during the comparable quarter in 2003 due to higher debt outstanding and modestly higher interest rates.

Income tax expense.  Income tax expense
increased to $13.7 million for the quarter ended September 30, 2004 from $11.2 million for the comparable quarter in 2003.  The increase was due to higher taxable income partially offset by a lower effective tax rate.  The effective tax rates for the quarters ended September 30, 2004 and 2003 were 39.4% and
39.5%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2003

The following summarizes (in thousands) the Company's
operations:

                                                            Nine Months Ended September, 30
                                                       -----------------------------------------
                                                               2004                  2003
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $377,338     100.0   $ 338,674      100.0
Cost of revenues.....................................  197,037      52.2     183,210       54.1
Depreciation.........................................   12,644       3.4       9,978        2.9
Write-down of treatment related fixed assets.........    1,155       0.3           0        0.0
                                                       --------  --------    --------    -------
Total cost of revenues...............................  210,836      55.9     193,188       57.0
Gross profit.........................................  166,502      44.1     145,486       43.0
Selling, general and
  administrative expenses............................   54,805      14.5      49,259       14.5
Depreciation.........................................    1,801       0.5       1,489        0.4
Amortization.........................................    1,799       0.5       1,075        0.3
Acquisition related costs............................      586       0.2         430        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   58,991      15.6      52,253       15.4
Income from operations...............................  107,511      28.5      93,233       27.5
Net income...........................................   59,119      15.7      47,374       14.0
Earnings per share-diluted........................... $   1.28             $    1.03

Revenues.  Revenues increased $38.7 million, or
11.4%, to $377.3 million during the nine months ended September 30, 2004 from $338.7 million during the comparable period in 2003 as a result of increased revenues from acquisitions and our continued strategy of focusing on sales to higher-
margin small quantity customers. International equipment related revenues were
$7.9 million during the period as compared to $1.3 million during the comparable period in 2003. This increase is a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan during 2004.  During the nine months ended September 30, 2004, acquisitions less than one year old contributed approximately $24.4 million to the increase in our revenues from
2003. For the period, our base internal revenue growth for small quantity customers increased approximately 9% while revenues from large quantity customers decreased by approximately 6% because of our program of improving lower-margin accounts.  This margin improvement program identifies large quantity customers with margins below internally acceptable thresholds and we make adjustments to pricing or service in an effort to improve the margin.
These adjustments may result in our not renewing the customer contract and therefore may result in a reduction of revenues.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the period.

Cost of revenues.  Cost of revenues increased
by $17.6 million to $210.8 million during the nine months ended September 30,
2004 from $193.2 million during the comparable period in 2003. This increase is primarily related to our increased revenues and a write-off of $1.2 million in incineration treatment related fixed assets during the period in 2004.  Our gross margin percentage increased to 44.1% during the period from 43.0% during the comparable period in 2003 as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-
SafeSM program from 55,000 to 84,000.  In addition we were able to improve our transportation productivity by increasing our route density. This improvement in gross margin was partially offset by a 0.3% reduction in the gross margin as a result of the above mentioned fixed asset write-off and by an increase in energy costs in 2004.

Selling, general and administrative expenses.
Selling, general and administrative expenses, including acquisition related costs, increased to $59.0 million for the nine months ended September 30, 2004 from $52.3 million for the comparable period in 2003. The increase was the result of higher spending related to acquisitions and strategic marketing programs such as BioSystems, Steri-SafeSM and our other new
initiatives, partially offset by lower bad debt expense.  Amortization expense increased to $1.8 million during the period from $1.1 million in the same period in 2003.  This increase was the result of intangibles identified relative to acquisitions completed throughout 2003. Selling, general and administrative expenses as a percent of revenues increased to 15.6% during the period from
15.4% during the comparable period in 2003.

Income from operations.  Income from operations
increased to $107.5 million for the nine months ended September 30, 2004 from
$93.2 million for the comparable period in 2003.  The increase was due to higher gross profit, partially offset by the above mentioned fixed asset write-off and higher selling, general and administrative expenses during the period. Income from operations as a percentage of revenue increased to 28.5% during the period from 27.5% during the same period in 2003 as a result of the factors described above.

Net interest expense.  Net interest expense
decreased to $8.1 million during the nine months ended September 30, 2004 from
$9.6 million during the comparable period in 2003 primarily due to reduced debt and modestly lower interest rates.

Loan amendment fees/Debt extinguishments. We
did not repurchase any of our 12 3/8% senior subordinated notes in the nine months ended September 30, 2004.  During the same period in 2003 we incurred a
$3.3 million expense related to the repurchase of $17.8 million of these notes.
During the nine months ended September 30, 2004, and in connection with the acquisition of White Rose Environmental, we exercised options available to us under our senior secured credit facility and amended the revolving loan
facility.   We incurred $0.3 million in expense related to these items.

Income tax expense.  Income tax expense
increased to $38.7 million for the nine months ended September 30, 2004 from
$31.1 million for the comparable period in 2003.  The increase was due to higher taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Our credit facility requires us to comply with
various financial, reporting, and other covenants and restrictions, including a restriction on dividend payments.  At September 30, 2004 we were in compliance with all of our financial debt covenants.  As of September 30, 2004, we had
$114.4 million of borrowings outstanding under our senior secured credit facility, consisting of $52.0 million under our revolving credit facility and
$62.4 million under our Term A loan facility.  During the quarter ended June 30,
2004 we exercised an option on our senior secured credit facility to increase the capacity of our revolving credit facility by $50.0 million and also amended the agreement to allow us to request another $50.0 million increase to the revolving credit facility capacity, which we then exercised for $32.0 million.
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

In October 2004 we exercised our option to redeem all of our outstanding 12-3/8% senior subordinated notes in the aggregate principal amount of $50.9 million.  The redemption is anticipated to occur on or after
November 15, 2004.  By the terms of the governing trust indenture, the redemption price will be 106.1875% of the principal amount of the notes redeemed plus accrued interest.  We will thus incur a cash redemption premium expense of approximately $3.2 million in connection with the redemption, in addition to the payment of the accrued interest of $3.2 million.  We will also incur approximately $1.1 million of non-cash accelerated amortization of financing fees associated with our senior subordinated notes.  We anticipate drawing on our revolving credit facility to fund the repurchase.

Working Capital.  At September 30, 2004, our
working capital was $35.6 million compared to working capital of $27.3 million at December 31, 2003. The increase in working capital was primarily due to higher accounts receivable and cash balances and partially offset by higher accounts payable and deferred revenue balances. The changes were primarily the result of acquisitions completed in June and July 2004. At September 30, 2004, we had available a $187.0 million revolving line of credit under our senior secured credit facility which was secured by our accounts receivable and all of our other assets.  At September 30, 2004 we had borrowed $52.0 million and had committed $29.0 million as letters of credit under the line.

Net Cash Provided or Used.  Net cash provided
by operating activities was $82.9 million during the nine months ended September
30, 2004 compared to $88.3 million for the comparable period in 2003. This decrease primarily reflects decreased accounts payable and higher income tax payments in 2004 versus 2003 and higher accounts receivable balances partially offset by higher net income and deferred income tax and depreciation and amortization balances.  Net cash provided by operating activities during the nine months ended September 30, 2004 included a $6.2 million tax benefit from disqualifying dispositions of stock acquired upon the exercise of incentive stock options, compared to a $5.6 million tax benefit during the comparable quarter in 2003.

Net cash used in investing activities for the nine months
ended September 30, 2004 was $92.5 million compared to $48.4 million for the comparable period in 2003. This increase is primarily attributable to the White
Rose Environmental Limited acquisition, which occurred in June 2004. Cash investments in acquisitions and international joint ventures for the nine months ended September 30, 2004 were $68.2 million versus $33.4 million in the comparable period in 2003. Capital expenditures were $23.3 million for the period compared to $14.6 million during the same period in 2003 primarily attributable to the investments being made to rollout the BioSystems program nationwide.

At September 30, 2004 we had approximately 10% of our
treatment capacity in North America in incineration and approximately 90% in non-incineration technologies such as our proprietary patented ETD technology and autoclaving.  We intend to reduce the incineration portion, as customers'
preferences, regulations and business circumstances permit. The implementation of our commitment to move away from incineration may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating.  Our commitment to move away from incineration is in the nature of a goal to be accomplished over an indeterminate number of years.
Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition.  However, during the second quarter of 2004 we began the process of converting our Baltimore, MD incinerator to an autoclave and closed our Terrell, TX incinerator.  We incurred a $1.2 million write-off of related equipment when it became idle during the quarter ended June 30, 2004.

Net cash provided by financing activities was $12.6 million
during the nine months ended September 30, 2004 compared to net cash used in financing activities of $41.4 million for the comparable period in 2003. This is primarily the result of additional borrowings to fund the White Rose
Environmental Limited acquisition in June 2004.

In addition during the nine-month period ended September 30,
2004 we issued a $5.0 million promissory note in connection with the American
Waste Industries, Inc. acquisition, a $10.2 million promissory note in connection with the White Rose Environmental Limited acquisition and a $2.1 million promissory note in connection with the Texas Environmental Services Inc.
acquisition.

ITEM 3-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET RISK

We are subject to market risks arising
from changes in interest rates on our senior secured credit facility.  Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility.  Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately
$1.1 million.  Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

We have exposure to currency exchange rate fluctuations
between the US dollar (USD) and UK pound sterling (GBP) related to a 15 million
GBP intercompany loan with White Rose Environmental.  We have attempted to hedge this exposure by purchasing forward contracts for the future sale of GBP that align with the repayment terms of the intercompany loan.  The contracts are marked to market at the end of each reporting period and the gain or loss, along with the currency gain or loss on the underlying loan balance, is recorded in the other income/expense line of the income statement.

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

The term "disclosure controls and procedures' is defined
in Rule 13a-14(e) of the Securities Exchange Act of 1934 as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the
[Securities and Exchange] Commission's rules and forms."  Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our
Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

During the quarter ended September 30, 2004, there were
no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

ITEM 1.LEGAL PROCEEDINGS

See Note 11, Legal Proceedings, in the Notes to the Condensed Consolidated
Financial Statements. (Item 1 of Part 1).

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  The following table provides information about our purchases during the nine months ended September 30, 2004 of shares of our common stock.

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
                                                           Number of Shares    Units) that
                                                Average      (or Units)         May Yet Be
                                   Total         Price     Purchased as Part    Purchased
                               Number of Share Paid per     of Publicly         Under the
                                (or Units)       Share     Announced Plans      Plans or
Period                           Purchased     (or Unit)    or Programs          Programs
===========================================================================================
January 1-January 31, 2004          100,000        42.93         100,000         2,557,170
February 1-February 29, 2004             --           --              --         2,557,170
March 1-March 31, 2004                   --           --              --         2,557,170
April 1-April 30, 2004                   --           --              --         2,557,170
May 1-May 31, 2004                       --           --              --         2,557,170
June 1-June 30, 2004                 30,000        45.48          30,000         2,527,170
July 1-July 31, 2004                     --           --              --         2,527,170
August 1-August 31, 2004                 --           --              --         2,527,170
September 1-September 30, 2004      100,000        45.28         100,000         2,427,170

The shares were repurchased as part of the plan announced on May 16, 2002, authorizing the repurchase of up to 3,000,000 shares of our common stock. The plan does not have an expiration date.

ITEM 6.EXHIBITS

3.1 Amendment of amended and restated bylaws, effective August 10, 2004

10.1 Amendment No. 6 to Amended and Restated Credit Agreement, dated as of August 23, 2004, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons from time to time parties as the lenders, and Bank of America, N.A., as the administrative agent

10.2 Form of stock option agreement used for the grant of a nonstatutory stock option under our 1997 Stock Option Plan

10.3 Form of stock option agreement used for the grant of an incentive stock option under our 1997 Stock Option Plan

10.4 Form of stock option agreement used for the grant of a nonstatutory stock option under our 2000 Nonstatutory Stock Option Plan

10.5 Form of stock option agreement used for the grant of a nonstatutory stock option under our Directors Stock Option Plan

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

Dated: November 5, 2004.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)