Form 10-K
period 2004-12-31
STERICYCLE INC
filed 2005-03-11
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.01 par value

(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☒  No    ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on March 7, 2005, based upon the last reported sales price of the registrant’s common stock on The NASDAQ National Market on that date, was $1,987,939,697.

On March 7, 2005, there were 44,855,791 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11 and 12 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 27, 2005.

2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Company Overview

We are the largest regulated medical waste management company in North America, serving approximately 317,000 customers throughout the United States, Puerto Rico, Canada, Mexico and the United Kingdom. In North America we have a fully integrated, national medical waste management network. Our network includes 42 treatment/collection centers and 101 additional transfer and collection sites. We use this network to provide a broad range of services to our customers. Our medical waste treatment technologies include our proprietary electro-thermal-deactivation system (“ETD”) as well as traditional methods such as autoclaving and incineration. In the United Kingdom we have a fully integrated waste management network which includes 10 treatment/collection centers and two additional transfer/collection sites.

We benefit from significant customer diversification, with no single customer accounting for more than 2% of revenues, and our top 10 customers accounting for approximately 9% of revenues. Our two principal groups of customers include approximately 310,000 small medical waste generators such as outpatient clinics, medical and dental offices and long-term and sub-acute care facilities and approximately 7,500 large medical waste generators such as hospitals, blood banks and pharmaceutical manufacturers.

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

Pressure To Reduce Healthcare Costs. The health care industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, it is using outside contractors to perform some services, including medical waste management and infection control and compliance. We believe that our services can help health care providers reduce costs by reducing their handling and compliance costs, reducing their potential liability related to employee exposure to blood borne pathogens and other infectious material, and reducing the amount of time and money invested in infection control and compliance.

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

Aging of U.S. Population. According to industry statistics, the “baby boom” generation (born between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation will continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves more tests and procedures become available. All of these factors lead to increased generation of medical waste.

Environmental and Safety Regulation. We believe that many businesses, which are not currently using outsourced medical waste services, are unaware of the need for proper training of employees and the U.S. Occupational Safety and Health Administration, or OSHA, requirements regarding the handling of medical waste. These businesses include manufacturing facilities, schools, restaurants, casinos, hotels and generally all businesses where employees may come into contact with blood borne pathogens. In addition, home health care is currently unregulated and may become subject to similar blood borne pathogen regulations in the future.

Our industry is subject to extensive regulation beyond the MWTA. For example, the stringent Clean Air Act regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations have increased the costs of operating medical waste incinerators and have resulted in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, OSHA has issued regulations concerning employee exposure to blood borne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. These regulations underlie the expansion of our service offerings to include OSHA compliance services for health care providers.

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

Broad Range of Services. We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste efficiently and safely from the point of generation through treatment and disposal. For example, we have developed programs to help train our customers’ employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA regulations, sharps management services (Bio Systems), infection control tracking and pharmaceutical returns. We also supply specially designed containers for use by most of our large account customers, including our Steri-Tub® container, a reusable leak and puncture-resistant container, made from recycled plastic, which we developed and patented.

Established National Network. In North America our 42 treatment/collection centers in 25 states, Puerto Rico, Canada and Mexico give us a national network in the regulated medical waste industry. The extensive federal, state and local laws and regulations governing the regulated medical waste industry typically require some type of governmental approval for new facilities. These approvals are frequently opposed by elected officials, local residents or citizen groups, and can be difficult to obtain. We have significant experience in obtaining and maintaining these permits, authorizations and other types of governmental approvals. We believe that a network similar in scale and scope to ours would be extremely expensive and time-consuming for a national competitor to develop.

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

Diverse Customer Base and Revenue Stability. We have developed strong contracts and service agreements with a diverse network of established customers. Our top 10 customers account for approximately 9% of revenues, and no single customer accounts for more than 2% of revenues. We believe that our diverse customer base would mitigate the impact of the loss of any particular customer. We are also generally protected from regulatory changes and other factors, which affect our costs, because our contracts typically contain provisions that allow us to adjust our prices to reflect any additional costs caused by changes in regulations or any other increases in our operating costs.

Strong Sales Network and Proprietary Database. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

Experienced Senior Management Team. Our five most senior executives and the Chairman of our Board of Directors collectively have over 100 years of management experience in the health care, consumer, and waste management industries. Mark C. Miller, our Chief Executive Officer, had more than 15 years of management experience at Abbott Laboratories before joining us in 1992 and has led Stericycle during our growth from an early stage venture capital funded company to the industry leader. Richard T. Kogler joined us in late 1998 as Executive Vice President and Chief Operating Officer. Mr. Kogler had previously served in senior roles with American Disposal Services, Inc. and Waste Management, Inc. Frank J.M. ten Brink, our Executive Vice President and Chief Financial Officer, had served as chief financial officer of Telular Corporation and Hexacomb Corporation before joining us in June 1997. Richard L. Foss, our Executive Vice President, Corporate Development, joined us in March 2003, and had previously served in various management and marketing positions at Motorola, Inc. and The Proctor & Gamble Company. Shan S. Sacranie, our Executive Vice President, International, joined us in May 2003 after serving in various management positions with Honeywell Inc. Jack W. Schuler, our Chairman, is also currently chairman of the board of directors of Ventana Medical Systems, Inc. and is on the board of directors of Medtronic, Inc. Mr. Schuler was previously president and chief operating officer of Abbott Laboratories.

Business Strategy

Our goals are to strengthen our position as a leading provider of integrated medical waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

Improve Margins. We intend to continue actively to work to improve our margins by increasing our base of small account customers and focusing on service strategies that more efficiently meet the needs of our large account customers. We have successfully raised the percentage of our revenues from small account customers from 33% of domestic revenues in the fourth quarter of 1996 to 63% in the fourth quarter of 2004, which has contributed to an increase in our operating income margins. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. We believe that the number of small account customers and the opportunities for sales of ancillary services and products to both large and small account customers will continue to grow.

Expand Range of Services and Products. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, through our Steri-SafeSM program, we now offer OSHA compliance services to health care providers, and our mercury mailback program enables customers to manage wastes that should be handled separately. Our acquisition of Scherer Healthcare, Inc. in January 2003 provided the opportunity to market its Bio Systems sharps management program in new geographic service areas, and we continually research and test new products and service offerings for our customers.

Seek Complementary Acquisitions. As described below, we actively seek strategic opportunities to acquire businesses that expand our national and international network of treatment centers and increase our customer and product base. We also consider acquisitions that can leverage the skills and infrastructure that we have in place, for example, our acquisition of the Bio Systems sharps management program. We believe that strategic acquisitions can enable us to gain operating efficiencies through increased utilization of our service infrastructure as well as to expand our services offered to our customers and to expand the product offerings and geographic service areas in which we operate.

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

Acquisitions History. We completed a total of 78 acquisitions from 1993 through 2004. The most significant of these was our acquisition in November 1999 of the medical waste business of Browning Ferris Industries, Inc. in the United States, Canada and Puerto Rico. At the time, BFI was the largest provider of regulated medical waste services in the United States.

Our principal acquisition during 2004, and first in Europe, was that of White Rose Environmental, Ltd., which we completed in June. White Rose is based in Leeds, England and is a leading provider of medical waste management services in England and Wales.

During 2004, we also acquired two domestic medical waste businesses. In March, we completed the acquisition of selected assets from American Waste Industries, Inc., which operated in Virginia, Maryland and North Carolina, and in July we completed the acquisition of selected assets from Texas Environmental Services, Inc., which operated in Texas.

In addition, our Mexican subsidiary, Medam S.A. de C.V. completed three acquisitions during the year. In July Medam acquired all of the stock of Sterimed S.A. de C.V., and all of the remaining stock of Proterm de Mexico S.A. de C.V., and in October it acquired selected assets from Bio-Infex Servicios y Technologia S.A. de C.V.

Services and Operations

Our services and operations are comprised of collection, transportation, treatment, and disposal together with related training and education programs, consulting services and product sales. We have 52 treatment and 103 additional transfer and collection facilities located in 40 states, Puerto Rico, Canada, Mexico and the United Kingdom that serve approximately 317,000 customers, consisting of approximately 310,000 small account customers and approximately 7,500 large account customers. We develop programs to help our customers handle, separate and contain medical waste. We also advise our health care customers on the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer training and consulting services to our health care customers to assist them in reducing the amount of medical waste they generate and to improve safety and OSHA regulatory compliance in their workplace.

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

As part of our collection operations, we supply specially designed containers for use by most of our large account customers and many of our larger small account customers. We have developed a comprehensive line of reusable leak and puncture-resistant plastic containers. The containers enable our customers to reduce costs by reducing the number of times that materials and supplies are handled, eliminate the cost of corrugated boxes and potentially reduce liability resulting from human contact with medical waste. If a customer generates a large volume of waste, we may place a large temporary storage container or trailer on the customer’s premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

Treatment and Disposal. Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. In some cases our operating permits require that unacceptable waste be reported to regulatory authorities. After inspection, the waste is treated using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill operated by parties unaffiliated with us. We do not own any landfills. After the plastic containers such as our Steri-Tub® or Bio Systems containers have been emptied, they are washed, sanitized and returned to customers for re-use.

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

Our more than 1,400 drivers also may participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

Small Account Customers. We have targeted small account customers as a growth area. We believe that these customers offer a higher relative profit potential on small revenue per customer compared to other potential customers. Typical small account customers are individual or small groups of doctors, dentists and other health care providers who are widely dispersed and generate only small amounts of medical waste. These customers can be very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small account customers relative to our large account customers.

Steri-SafeSM. Our Steri-SafeSM OSHA compliance program, which, after market testing in 1999, we began to offer to select new and existing small account customers in 2000, provides an integrated medical waste management and compliance-assistance service for small account customers and other healthcare providers who typically lack the internal personnel and systems to comply with OSHA blood borne regulations. Customers for our Steri-SafeSM service pay a predetermined subscription fee in advance for medical waste collection and treatment services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. During 2004, we continued to convert many of our customers to use of the Steri-SafeSM program, and by the end of the year approximately 87,000 small account customers were on the new subscription model. We believe that the implementation of our Steri-SafeSM service will provide us with new and enhanced opportunities to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

We also operate several “mail-back” programs through which we can reach small account customers located in outlying areas that would be inefficient to serve using our regular route structure or for home care patient settings where there is a focus on reducing the potential injuries to workers at recycling centers, or other solid waste handling locations.

Large Account Customers. We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as satisfactory levels of profitability can be maintained. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of approximately 7,500 large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner. Our Bio Systems sharps management offering can enhance our revenue and margin potential per account. The Bio Systems service offering can help our customers eliminate plastic and cardboard from their waste stream while providing a safe and cost effective way for them to deal with the disposal of their sharp objects (such as needles, syringes, etc.). Our Direct ReturnTM services can improve manufacturer return credits, enhance inventory management capabilities and deliver online business information related to expired medications for hospital pharmacies.

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

We have a diverse customer base, with no single customer accounting for more than 2% of revenues, and our top 10 customers accounting for approximately 9% of revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business, financial condition or results of operations.

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

In 1998, we formed Medam S.A. de C.V., or Medam, a Mexican joint venture company, to utilize our ETD technology to treat medical waste primarily in the Mexico City market. Medam operates a treatment facility, which is the largest medical waste treatment facility permitted to date in Mexico. In September 1999, we increased our interest in Medam from 24.5% to 49.0%, and in July 2000, we acquired a further 15.5% to give us a 64.5% interest in the joint venture. In August 2001, Medam completed the acquisition of Mexico City-based medical waste management company, Tecnicas Medio Ambientales Winco S.A. de C.V., and in March 2002, Medam completed the acquisition of a majority of the stock of Ecotermica de Oriente, S.A. de C.V. In 2004, Medam completed three acquisitions. In July Medam acquired all of the stock of Sterimed S.A. de C.V., and all of the remaining stock of Proterm de Mexico S.A. de C.V., and in October it acquired selected assets from Bio-Infex Servicios y Technologia S.A. de C.V.

In 1999, we established a joint venture in Argentina, Medam, B.A. Srl, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Medam B.A., and provide consulting assistance for the installation, start-up and validation of the ETD processing equipment in the joint venture’s treatment facility.

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

In August 2000, we established a joint venture, Evertrade Medical Waste (Pty) Ltd., a South Africa corporation, to utilize our ETD technology to treat medical waste in the Republic of South Africa. We also entered into agreements to supply ETD equipment and license ETD technology and other proprietary rights to Evertrade Medical Waste, and to provide consulting assistance to Evertrade Medical Waste in the operation of the ETD processing equipment in the joint venture’s treatment facility in South Africa. We also established a joint venture, Evertrade Medical Waste Manufacturing Limited, a South Africa corporation, to manufacture reusable tubs in South Africa. During January 2004 we sold our minority interest investment in Evertrade Medical Waste (Pty) Ltd, and the associated current receivables and loans due from the joint venture to Reno Africa Pte Ltd.

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

In December 2003, we entered into agreements with Shiraishi-Sogyo Co. Ltd. of Tochigi, Japan to establish an ETD treatment facility in Japan. Under these agreements, we have supplied ETD processing equipment to Shiraishi and provide ongoing consulting assistance in the operation of the ETD equipment. In addition, we exclusively licensed to Shiraishi our ETD technology and other proprietary rights for use in certain territories within Japan.

In June 2004 we completed our first acquisition in Europe. We acquired all of the stock of White Rose Environmental, Ltd. White Rose is based in Leeds, England and is a leading provider of medical waste management services in England and Wales.

Treatment Technologies

We currently use both non-incineration technologies (our proprietary ETD technology and autoclaving) and incineration technologies for treating regulated medical waste.

Stericycle was founded on the belief that there was a need for safe, secure, and environmentally responsible management of regulated medical waste. From our beginning we have championed the use of non-incineration, alternate treatment technologies such as our patented ETD process. While we recognize that some state regulations as currently in force mandate that some types of medical waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive waste minimization and segregation education of our customers. Working in cooperation with our customers, we have made tremendous strides in shifting away from incineration and moving towards alternate treatment technologies. At the end of 2004, incineration constituted approximately 10% of our treatment capacity in North America.

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

Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. Various standards apply to certain aspects of our operations. These regulations govern, among other things:

•	exposure to blood borne pathogens and other potentially infectious materials;

•	lock out/tag out procedures;

•	medical surveillance requirements;

•	use of respirators and personal protective equipment;

•	emergency planning;

•	hazard communication;

•	noise;

•	ergonomics; and

•	forklift safety.

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

State and Local Regulation. We conduct business in numerous states. Each state has its own regulations related to the handling, treatment and storage of medical waste. Although there are many differences among the various state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. In each of the states where we operate a treatment facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for each site. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, which affect our operations.

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

We conduct business in the United Kingdom through our wholly-owned subsidiary White Rose Environmental Ltd. We believe they have obtained the necessary permits required by UK law.

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

We hold 18 United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Hong Kong, Mexico, Russia and the United Kingdom.

The term of the first-to-end of our existing United States patents relating to our ETD treatment process will currently end in March 2005 and the term of the last-to-end will currently end in January 2019.

We own federal registrations of the trademarks “Steri-Fuel®,” “Steri-Plastic®,” “Steri-Tub®,” and “Steri-Safe®”, the service mark Stericycle® and a service mark consisting of a nine-circle design.

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

Employees

As of December 31, 2004, we had 3,496 full-time and 49 part-time employees (including employees of our subsidiaries). Approximately 255 of our drivers, transportation helpers and plant workers are covered by a total of seven collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from November 2004 to October 2008. We consider our employee relations to be satisfactory.

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

We lease office space for our corporate offices in Lake Forest, Illinois. In North America we own or lease three ETD treatment facilities, six incineration facilities, 31 autoclave facilities and two facilities that use a combination of these methods or other methods. All of our treatment facilities also serve as collection sites. We own or lease 101 additional transfer and collection sites, eight additional sales/administrative sites and three facilities for storage of supplies. These totals include eight sites owned or leased by our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”). In the United Kingdom we lease nine incineration facilities and one autoclave facility. We also lease two additional transfer and collection sites and one administrative site. We consider that these treatment facilities are adequate for our present and anticipated needs. Substantially all of our owned facilities are pledged to secure our indebtedness under our senior credit facility.

We do not own or operate any landfills or any other type of disposal site. After treatment, all remaining waste materials are transported to unaffiliated parties for permanent disposal.

Item 3.	Legal Proceedings

We operate in a highly regulated industry and deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

Private Antitrust Litigation. In January 2003, we were sued in federal court in Arizona by a private plaintiff claiming anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours and of BFI in the three-state area during the period in question. Over the next three months, four similar suits were filed in federal court in Utah, Arizona, Colorado and New Mexico. In February and May 2003, two additional suits were filed, in federal court in Utah and Arizona, claiming substantially the same anticompetitive conduct but not seeking class action certification. In December 2003, an eighth suit was filed in federal court in Utah claiming monopolistic and other anticompetitive conduct in California during the prior four years and seeking certification of the suit as a class action on behalf of all California customers of ours during this four-year period. These eight suits were subsequently consolidated before the same judge in federal court in Utah. The first five suits were consolidated under one consolidated class action complaint; the next two suits were consolidated for discovery purposes; and the eighth suit was coordinated for discovery purposes. In June 2004 we settled, for an immaterial amount, the suit filed in May 2003, which, as noted, did not seek class action certification.

Proceedings in the remaining seven suits are in the discovery stage. We do not believe that any of these suits has merit and are vigorously defending them.

3CI Litigation (Louisiana). We and four of our officers and directors are parties to a suit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI. This suit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other claims, that we and the four directors of 3CI who are or were serving as our designees (and who are or were also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, actual and punitive damages and an order requiring the buyout of 3CI’s minority shareholders.

In September 2003, the full board of 3CI appointed a special committee consisting of 3CI’s three independent directors (one of whom later resigned) to act on 3CI’s behalf in respect of the dispute with us and WSI, described below, regarding the conversion rate of 3CI’s preferred stock. In January 2004, the full board expanded the special committee’s authority to include an investigation of all claims by the plaintiff in the Louisiana lawsuit and by the third-party plaintiffs in the Texas lawsuit, and to act on 3CI’s behalf in respect of both lawsuits.

After purporting to conduct an investigation of these claims, the special committee concluded that the claims in the Louisiana lawsuit had merit, and in December 2004, 3CI, at the special committee’s direction, filed a joint petition with the plaintiff superseding the plaintiff’s prior petition but seeking substantially the same relief as the prior petition. Prior to filing the joint petition, 3CI, again at the special committee’s direction, entered into a joint prosecution agreement with the plaintiff and his law firm pursuant to which two-thirds of the work in prosecuting the suit would be performed by the plaintiff and his law firm and one-third by 3CI and its counsel, and two-thirds of any monetary recovery would be allocated to the plaintiff (or plaintiff class) and one-third to 3CI. In January 2005, we filed a third-party complaint for contribution from various former officers and directors of 3CI who had participated in approving the actions complained of in the joint petition. We also filed a counterclaim against the members of the special committee on the grounds, among others, that they breached their fiduciary duties as directors by failing to conduct a thorough investigation and analysis of the plaintiff’s claims before entering into the joint prosecution agreement. In February 2005, the court granted class certification, approved the plaintiff’s law firm as class counsel, and preliminarily approved the joint prosecution agreement subject to the objections of members of the plaintiff class. The court has set the suit for trial in September 2005 if it is tried before a jury and in October 2005 if it is tried before the judge.

We do not believe that any of the claims against us or the directors of 3CI serving as our designees has any merit, and we intend to continue to vigorously defend the suit.

3CI Litigation (Texas). In May 2003, 3CI, at the direction of its independent directors, filed a declaratory judgment action in state court in Texas to resolve a disagreement with us over the proper rate of conversion of the shares of 3CI’s preferred stock held by our wholly-owned subsidiary, Waste Systems, Inc. (“WSI”). In August 2003, this action was dismissed by the court on procedural grounds, and 3CI refiled its action as a new suit.

In October 2003, the plaintiff in the Louisiana lawsuit and others answered or intervened in 3CI’s suit, naming us as a third-party defendant and making substantially the same claims alleged in the Louisiana lawsuit. We and WSI have denied these claims, and do not believe that they have any merit. This suit was inactive in 2004; the various claims are being prosecuted and defended in the Louisiana litigation.

Other Litigation. We are in arbitration proceedings regarding various disputes under an exclusive marketing and distribution license.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2004.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	President, Chief Executive Officer and a Director	49
Richard T. Kogler	Executive Vice President and Chief Operating Officer	45
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	48
Richard L. Foss	Executive Vice President, Corporate Development	50
Shan S. Sacranie	Executive Vice President, International	52

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

Richard L. Foss has served as our Executive Vice President for Corporate Development since February 2003. From 1999 to 2002, Mr. Foss was a vice president and director of worldwide product marketing in the personal communication sector at Motorola Inc., and from 1977 until 1999, he held a number of management and marketing positions at The Proctor & Gamble Company, including serving as a vice president and general manager in the health care segment. Mr. Foss received a B.S. degree in chemistry and an M.B.A degree from Rensselaer Polytechnic Institute.

Shan S. Sacranie joined us in May 2003 and became our Executive Vice President, International in November 2003. From 2001 to 2002 he was chief executive for Appliance Controls Group, Inc. and from 1995 to 2001, he was president of Oak Industries Inc. From 1978 to 1995 he held a number of management positions for Honeywell. Mr. Sacranie holds a BA degree (Hons) in economics from the University of Bombay, an M.B.A. degree from Minnesota State University and a J.D. in from the William Mitchell College of Law.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

As of March 7, 2005, we had approximately 201 stockholders of record.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2003	39.69	32.05
Second quarter 2003	42.52	35.83
Third quarter 2003	49.60	38.27
Fourth quarter 2003	52.01	43.16
First quarter 2004	49.23	43.12
Second quarter 2004	51.74	45.43
Third quarter 2004	53.06	44.36
Fourth quarter 2004	47.35	41.79

We did not pay any cash dividends during 2004 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our senior credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In May 2002 our Board of Directors authorized the Company to repurchase up to 3,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company’s discretion. In February 2005, at a time when we had purchased a cumulative total of 1,478,430 shares and had 1,521,570 shares remaining of the original authorization, the Board authorized the Company to purchase up to an additional 1,478,430 shares, thereby giving the Company the authority to purchase up to a total of 3,000,000 additional shares. The following table provides information about our purchases during the year ended December 31, 2004 of shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2004	100,000	42.93	100,000	2,557,170
February 1-February 29, 2004	—	—	—	2,557,170
March 1-March 31, 2004	—	—	—	2,557,170
April 1-April 30, 2004	—	—	—	2,557,170
May 1-May 31, 2004	—	—	—	2,557,170
June 1-June 30, 2004	30,000	45.48	30,000	2,527,170
July 1-July 31, 2004	—	—	—	2,527,170
August 1-August 31, 2004	—	—	—	2,527,170
September 1-September 30, 2004	100,000	45.28	100,000	2,427,170
October 1-October 31, 2004	121,000	44.77	121,000	2,306,170
November 1-November 30, 2004	437,600	43.97	437,600	1,868,570
December 1-December 31, 2004	—	—	—	1,868,570

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands except per share amounts)
Statements of Operations Data (1)
Revenues	$323,722	$359,024	$401,519	$453,225	$516,228
Income from operations	63,466	73,294	100,832	126,397	145,655
Net income	14,511	14,710	45,724	65,781	78,178
Net income applicable to Common Stock	11,968	12,167	45,037	65,781	78,178
Diluted net income per share of Common Stock (2) (3)	0.36	0.35	1.01	1.43	1.69
Depreciation and amortization	23,469	25,234	14,981	17,255	21,803
Other Data
Cash provided by operating activities	$10,469	$64,550	$98,731	$123,887	$114,611
Cash used in investing activities	(15,600)	(36,673)	(49,470)	(57,635)	(105,093)
Cash used in financing activities	(11,547)	(17,806)	(53,705)	(66,820)	(6,941)
Balance Sheet Data (at December 31) (1)
Cash, cash equivalents and short-term investments	$2,947	$13,017	$8,887	$7,881	$7,949
Total assets	597,982	614,530	667,095	707,462	834,141
Long-term debt, net of current maturities	345,104	267,365	224,124	163,016	190,431
Convertible redeemable preferred stock	71,437	44,872	28,049	20,944	—
Shareholders’ equity	$134,700	$232,510	$326,729	$407,820	$495,372

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2004.

(2)	See Note 10 to the Consolidated Financial Statements for information concerning the computation of net income per common share. In 2000, net income includes acquisition-related charges of $2.7 million net of tax, which negatively impacted EPS by $0.03 per share. In 2001, net income includes acquisition-related costs of $0.2 million net of tax, fixed asset write offs of $2.0 million net of tax and items related to debt restructuring and subordinated debt repurchases, of $7.3 million net of tax, which negatively impacted EPS by $0.12 per share. Of the total of $9.5 million of such items, $5.5 million were non-cash items. In 2002, net income includes acquisition-related costs of $0.2 million net of tax, fixed asset write-offs of $1.8 million net of tax and items related to debt restructuring and subordinated debt repurchases of $1.4 million net of tax, which negatively impacted EPS by $0.08 per share. Of the total of $3.4 million of such items, $2.0 million were non-cash items. In 2003, net income includes acquisition-related costs of $0.4 million net of tax and items related to debt restructuring and subordinated debt repurchase of $2.0 million net of tax, which negatively impacted EPS by $0.04 per share. Of the total of $2.4 million of such items, $0.5 million were non-cash items. In 2004, net income includes acquisition-related costs of $0.5 million net of tax, fixed asset write-offs of $0.7 million net of tax, and items related to debt restructuring and redemption of senior subordinated debt of $2.8 million net of tax which negatively impacted EPS by $0.09 per share. Of the total of $4.0 million of such items, $1.4 million were non-cash items.

(3)	At the close of business on May 31, 2002 we recorded a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2002 on each share of common stock outstanding on May 16, 2002. All share and earnings per share information in these financial statements are reported on a post-split basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Item 8 of this Report.

Introduction

We are the largest provider of regulated medical waste services in North America. In addition we offer OSHA compliance services to health care providers and other monitoring services. During 2004, we acquired White Rose Environmental Ltd., which is a leading provider of regulated medical waste services in the United Kingdom.

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

As of December 31, 2004, we served approximately 317,000 customers, of which approximately 310,000 were small account customers and approximately 7,500 were large account customers.

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

Revenue Recognition. We recognize revenue for our medical waste services at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary ETD treatment equipment are recognized based on shipment of equipment and services provided for the individual contract. We routinely review total estimated costs and shipments to complete each contract and revise the revenues and estimated gross margin on the contract as necessary. Payments received in advance are deferred and recognized as services are provided. Royalty revenues are calculated based on measurements specified in each contract or license and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position. Payments received in advance are deferred and recognized as services are provided.

Goodwill and Other Identifiable Intangible Assets. Goodwill associated with the excess purchase price over the fair value of assets acquired is not currently amortized. We have determined that our permits have indefinite lives and, accordingly are not amortized. This position is in accordance with Statements of Financial Accounting Standards No. 142, which became effective for fiscal years beginning after December 15, 2001.

Our balance sheet at December 31, 2004 contains goodwill, net of accumulated amortization, of $516.8 million. In accordance with FAS 142, we evaluate on an annual basis, using the fair value of reporting units, whether facts and circumstances indicate any impairment of the value of our goodwill. If we were to determine that a significant impairment has occurred, we would be required to incur noncash write-offs of the impaired portion of goodwill which could have a material adverse effect on our results of operations in the period in which the write-off occurs. We use the market value of our stock as the current measurement of fair value of our reporting units and any unforeseen material drop in our stock price maybe an indicator of a potential impairment of goodwill. The results of the 2004 impairment test conducted in June 2004 did not show any impairment of goodwill, and there have not occurred any events since that time that indicate that an impairment situation exists.

Our permits are currently tested for impairment annually at December 31 or more frequently if circumstances indicate that they may be impaired. We use a discounted cash flow model as the current measurement of the fair value of the permits. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted cash flow may differ from actual cash flow due to, among other things, inaccuracies in economic estimates, and actual cash flow could materially affect the future financial value of the permits. The results of the 2004 impairment test did not show any impairment of our permits and no events have occurred since that time that would indicate an impairment situation exists.

Other identifiable intangible assets, such as customer lists and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives. We have determined that our customer lists have 40-year lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows. There have been no indicators of impairment of these intangibles (see Note 8 to our consolidated financial statements).

We have an intangible asset that is an exclusive license to market certain software that is the subject of a breach of contract arbitration and pending resolution of the arbitration.

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

Insurance. Our insurance for worker’s compensation, vehicle liability and physical damage, and employee-related health care benefits is obtained using high deductible insurance polices. A third-party administrator is used to process all such claims. We require all worker’s compensation, vehicle liability and physical damage claims to be reported within 24 hours. As a result, we accrue our worker’s compensation, vehicle and physical damage liability based upon the claim reserves established by the third-party administrator at the end of each reporting period. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent that actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

Litigation. We operate in a highly regulated industry and deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time. Settlements from litigation would be recorded when known, probable and estimable.

Stock Option Plans. We have issued stock options to employees and directors as an integral part of our compensation programs. Accounting principles generally accepted in the United States allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under Accounting Principles

Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). As required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“FAS 148”), calculations of pro forma net income and earnings per share, computed in accordance with the method prescribed by FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), are set forth in Note 12 to our consolidated financial statements.

We expect to adopt the provisions of FAS 123 (revised 2004), Share-Based Payments, (“FAS 123R”) on July 1, 2005. Among other things, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. See Note 2-New Accounting Pronouncements in Item 8, Consolidated Financial Statements and Supplemental Data for further information.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2004		2003
Revenues	$516,228	100.0%	$453,225	100.0%
Cost of revenues	271,189	52.5%	243,170	53.7%
Depreciation	16,833	3.3%	13,430	3.0%

Total cost of revenues	288,022	55.8%	256,600	56.6%

Gross profit	228,206	44.2%	196,625	43.4%
Selling, general and administrative	75,653	14.7%	65,733	14.5%
Depreciation	2,540	0.5%	1,975	0.4%
Amortization	2,430	0.5%	1,850	0.4%
Acquisition related costs	773	0.1%	670	0.1%

Total selling, general and administrative expenses	81,396	15.8%	70,228	15.5%
Write off fixed assets	1,155	0.2%	—	—

Income from operations	145,655	28.2%	126,397	27.9%
Net income	78,178	15.1%	65,781	14.5%

Earnings per share—diluted	$1.69		$1.43

Revenues. Our revenues increased $63.0 million, or 13.9%, to $516.2 million in 2004 from $453.2 million in 2003. Revenues generated from the sale of ETD equipment and licensing of technology internationally were $8.2 million during 2004, compared to $2.8 million during 2003. This increase is a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan in 2004. During 2004, acquisitions less than one year old contributed approximately $47.6 million to the increase in our revenues from 2003. For the year, internal growth for small account customers increased approximately 9% while revenues from large quantity customers decreased by approximately 4% because of our program of improving lower-margin accounts. This margin improvement program identifies large quantity customers with margins below internally acceptable thresholds and we make adjustments to pricing or service in an effort to improve the margin. These adjustments may result in our not renewing the customer contract and therefore may result in a reduction of revenues.

During 2004, the size of the regulated medical waste market in the United States remained relatively stable. Through our acquisition in June of White Rose Environmental Ltd., we were able to expand our geographic presence outside of North America.

Cost of Revenues. Our cost of revenues increased $31.4 million or 12.2%, to $288.0 million during 2004, from $256.6 million during 2003. The increase was primarily related to the increase in revenues during 2004 compared to 2003. Our gross margin percentage increased to 44.2% during 2004 from 43.4% during 2003 as we realized improvements from our continuous programs to improve margins on our large quantity business, increased our number of small quantity customers electing our Steri-SafeSM program from 70,000 to 87,000 and improved our transportation productivity by increasing route density. During the year fuel prices as a percent of revenue increased by 20%. Employee benefit costs as a percentage of compensation costs decreased by 3.3% in 2004. This was a result of the changes implemented in late 2003 to our employee healthcare programs including changes to our third-party administrators and providers. The lower gross margins of White Rose which started consolidating into our financials in June 2004, reduced the gross margin percentage for the consolidated business by 134 basis points in 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $81.4 million during 2004, from $70.2 million during 2003. This increase was primarily the result of increased spending as a result on marketing our Steri-SafeSM program and the national rollout of the Bio Systems sharps management program and the acquisition of White Rose in June 2004. Amortization increased to $2.4 million during 2004, from $1.9 million during 2003. Acquisition related costs increased to $0.8 million in 2004 from $0.7 million in 2003. Bad debt expense decreased during 2004 to $0.8 million from $2.0 million in 2003. This decrease was the result of improved collections and decreased write-offs during 2004. Legal expenses increased to $5.4 million in 2004 from $3.4 million in 2003 as a result of litigation expense of which, $1.5 million was incurred by our majority-owned subsidiary 3CI under the direction of the special committee of its board of directors. In addition, as noted in the cost of revenues discussion above, employee benefit costs as a percentage of compensation costs decreased in 2004. Selling, general and administrative expenses as a percentage of revenue increased to 15.8% during 2004 compared to 15.5% in 2003.

Income from Operations. Income from operations increased to $145.7 million during 2004 from $126.4 million during 2003. The increase was due to higher revenues, offset by higher costs of revenues and selling, general and administrative expenses. During the year ended December 31, 2004 we had a non-cash write down of idled incinerator equipment and related spare parts in the amount of $1.2 million. Income from operations as a percentage of revenue increased to 28.2% during 2004 from 27.9% during 2003 as a result of the factors described above.

Interest Expense and Interest Income. Interest expense decreased to $11.2 million during 2004, from $12.8 million during 2003, primarily due to lower debt levels and lower interest rates during the year. Interest income was $0.6 million during 2004 and 2003.

Debt Extinguishments and Refinancing Expenses. During 2004 we repurchased and retired the remaining $50.9 million of our senior subordinated notes compared to a repurchase and retirement of $17.8 million of notes in 2003. As a result, in 2004 we incurred $3.1 million in redemption premium expenses and $1.1 million in non-cash accelerated amortization of financing fees associated with the repurchase of the notes compared to $2.8 million and $0.5 million, respectively, in 2003. In addition, we amended our bank credit facility agreement in 2004 and paid $0.3 million in financing fees.

Income Tax Expense. Income tax expense for the years 2004 and 2003 reflects an effective tax rate of approximately 39.2% and 39.5%, respectively, for federal and state income taxes.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2003		2002
Revenues	$453,225	100.0%	$401,519	100.0%
Cost of revenues	243,170	53.7%	225,056	56.1%
Depreciation	13,430	3.0%	11,954	3.0%

Total cost of revenues	256,600	56.6%	237,010	59.0%

Gross profit	196,625	43.4%	164,509	41.0%
Selling, general and administrative	65,733	14.5%	57,375	14.3%
Depreciation	1,975	0.4%	1,057	0.3%
Amortization	1,850	0.4%	1,970	0.5%
Acquisition related costs	670	0.1%	362	0.1%

Total selling, general and administrative expenses	70,228	15.5%	60,764	15.1%
Write off fixed assets	—	—	2,913	0.7%

Income from operations	126,397	27.9%	100,832	25.1%
Net income	65,781	14.5%	45,724	11.4%

Earnings per share—diluted	$1.43		$1.01

Revenues. Our revenues increased $51.7 million, or 12.9%, to $453.2 million 2003 from $401.5 million 2002 as we continued to focus our medical waste services on sales to higher-margin small account customers. Revenues generated from the sale of ETD equipment and licensing of technology internationally were $2.8 million during 2003, compared to $6.4 million during 2002. During 2003, acquisitions less than one year old contributed approximately $40.0 million to the increase in our revenues from 2002. For the year, internal growth for small account customers increased approximately 9.5% while revenues from large quantity customers decreased by approximately 2.5% because of our program of improving lower-margin accounts. This margin improvement program identifies large quantity customers with margins below internally acceptable thresholds and we make adjustments to pricing or service in an effort to improve the margin. These adjustments may result in our not renewing the customer contract and therefore may result in a reduction of revenues.

During 2003, the size of the regulated medical waste market in the United States remained relatively stable. Through our acquisition in January of Scherer Healthcare, Inc. and its Bio Systems sharps management program, we were able to expand our service offerings.

Cost of Revenues. Our cost of revenues increased $19.6 million or 8.3%, to $256.6 million during 2003, from $237.0 million during 2002. The increase was primarily related to the increase in revenues during 2003 compared to 2002. Our gross margin percentage increased to 43.4% during 2003 from 41.0% during 2002 as we realized improvements from our continuous programs to improve margins on our large quantity business, increased our number of small quantity customers electing our Steri-SafeSM program from 50,000 to 70,000 and improved our transportation productivity by increasing route density. These improvements to our gross margins were partially offset by an increase in employee benefit costs, which increased by 1.3 percentage points as a percentage of compensation costs as the cost of healthcare claims increased. This increase resulted in the evaluation of our employee healthcare programs and providers in an effort to manage future cost increases.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $70.2 million during 2003, from $60.8 million during 2002. This increase was primarily the result of increased spending as a result of the Scherer Healthcare acquisition, on marketing our Steri-SafeSM program and starting the national rollout of the Bio Systems sharps management program. In addition, as noted in the cost of revenues discussion above, employee benefit costs as a percentage of compensation costs increased in 2003. Amortization decreased to $1.9 million during 2003, from $2.0 million during 2002. Acquisition related costs increased to $0.7 million in 2003 from $0.4 million in 2002. Bad debt expense decreased during 2003 to $2.0 million from $3.4 million in 2002. This decrease was the result of improved collections and decreased write-offs during 2003. Selling, general and administrative expenses as a percentage of revenue increased to 15.5% during 2003 compared to 15.1% in 2002.

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

Debt Extinguishments and Refinancing Expenses. During 2003 we repurchased and retired $17.8 million of our senior subordinated notes compared to a repurchase of $12.6 million of notes in 2002. As a result in 2003, we incurred $2.8 million in redemption premium expenses and $0.5 million in non-cash accelerated amortization of financing fees associated with the repurchase of the notes compared to $1.8 million and $0.4 million, respectively, in 2002. In addition, we amended our bank credit facility agreement in 2002 and paid $0.2 million in financing fees.

Income Tax Expense. Income tax expense for the years 2003 and 2002 reflects an effective tax rate of approximately 39.5% for federal and state income taxes.

Liquidity and Capital Resources

In June 2004 we amended our credit facility to increase the size of our revolver capacity. As amended, the credit facility consists of a $205 million revolving credit facility and a $112.6 million Term A loan facility and a $47.2 million Term B loan facility. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in the credit agreement. The applicable margin is based upon our leverage ratio. At December 31, 2004 the margin for interest rates on borrowings under our revolving credit facility and the Term A component is 0.0% on base rate loans and 1.25% on LIBOR loans.

Under the credit agreement as amended in January 2003, we extended the maturity of the revolving credit component and the Term A loan component to September 2007 and extended the maturity of the Term B component to September 2008. Both term loans are repayable in quarterly installments on the last business day of March, June, September and December beginning in 2003. The required principal repayments under the Term A loan component are $5.0 million on each quarterly payment date through June 2007, with a final payment of the outstanding principal balance upon maturity in September 2007. The required principal payments under the Term B loan component are $0.2 million on each quarterly payment date through June 2008, with a final payment of the outstanding balance upon maturity in September 2008. In July 2004 we repaid the $27.3 million balance of the Term B loan component and at December 31, 2004 there was nothing outstanding on the Term B loan.

Our amended and restated credit facility is secured by a lien on substantially all of our assets and all of the assets of our domestic subsidiaries (except for the assets of 3CI) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI and our Mexican subsidiary, and 65% of our stock in our

Canadian and United Kingdom subsidiaries. The amended and restated credit facility also requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At December 31, 2004, our material financial debt covenants were as follows:

•	The permitted maximum leverage ratio is 3.00:1.00. As of December 31, 2004, our actual leverage ratio was 1.18:1.00.

•	The minimum fixed charge coverage ratio is 1.10:1.00. As of December 31, 2004, our actual fixed charge coverage ratio was 1.48:1.00.

•	The minimum amount of net worth allowed at December 31, 2004, as defined by the credit agreement, is $391.9 million. As of December 31, 2004, our actual net worth was $495.4 million.

As of December 31, 2004, we had $171.4 million of borrowings outstanding under our credit facility, consisting of $109.0 million under our revolving credit facility and $62.4 million under our Term A loan facility.

Working Capital. At December 31, 2004, our working capital was $32.3 million compared to working capital of $28.7 million at December 31, 2003. As noted, we have available a $205.0 million revolving line of credit under our senior secured credit facility and at December 31, 2004 had borrowed $109.0 million under this line and had an additional $30.9 million committed in letters of credit.

Net Cash Provided or Used. Net cash provided by operating activities was $114.6 million during the year ended December 31, 2004 compared to $123.9 million for 2003. This decrease primarily reflects lower accounts payable and accrued liability balances and a higher accounts receivable balance partially offset by higher revenues and income, higher deferred income tax balances and increased other asset balances. Net cash provided by operating activities in 2004 included a $7.7 million tax benefit from disqualifying dispositions of stock options and exercise of non-qualified stock options.

Net cash used in investing activities for 2004 was $105.1 million compared to $57.6 million for 2003. This increase is primarily attributable to the increase in payments for acquisitions and capital expenditures. Capital expenditures were $33.3 million for 2004, primarily for investments in capital equipment to support a nationwide rollout of the Bio Systems sharps management program and other improvements in our infrastructure, compared to $21.0 million for in 2003. As of December 31, 2004 we had approximately 10% of our treatment capacity in North America in incineration and approximately 90% in non-incineration technologies such as our proprietary ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators. Cash investments in acquisitions and international joint ventures for 2004 were $72.4 million compared to $37.2 million in 2003. The increase was primarily the result of our acquisition of White Rose Environmental Ltd. completed in June 2004.

Net cash used in financing activities was $6.9 million during 2004 compared to $66.8 million for in 2003. During 2004 we borrowed money to fund the acquisition of White Rose Environmental Ltd. In addition, we made repayments of $83.6 million in debt and capital leases which consisted of $5.4 million in scheduled repayments and $78.2 million in prepayments. Included in prepayments was $50.9 million in repurchases of our 12  3/8% senior subordinated notes and $27.3 million in prepayments on our Term B loan.

In addition, at December 31, 2004 we had $17.5 million outstanding related to promissory notes issued in connection with acquisitions during 2002 and 2004, consisting primarily of a 3-year note issued as part of the White Rose Environmental Ltd. acquisition, which had an outstanding balance of $10.9 million at December 31, 2004.

Contractual Cash Commitments. The following table displays our future contractual cash commitments.

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	Payments due by period (in thousands)
Long term debt*	$204,972	$12,827	$181,741	$8,591	$1,813
Capital lease obligations*	1,732	925	807	—	—
Purchasing obligations	1,680	1,137	543	—	—
Operating leases	67,387	21,276	35,040	8,667	2,404
Other long-term liabilities*	3,867	843	1,868	727	429

Total contractual cash obligations	$279,638	$37,008	$219,999	$17,985	$4,646

*	The long term debt, capital lease and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. For long term debt with variable rates of interest, management used judgment to estimate the future rate of interest.

At December 31, 2004 we had $30.9 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees. We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five year loan with a current balance of $9.3 million with the Azoroa Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

Risk Factors

We are subject to extensive governmental regulation which it is frequently difficult, expensive and time-consuming to comply with.

The medical waste management industry is subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated medical waste. Our business requires us to obtain many permits, authorizations, approvals, certificates or other types of governmental permission from every jurisdiction where we operate. We believe that we currently comply in all material respects with all applicable permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate under existing permits. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.

Many of the permits that we require, especially those to build and operate treatment plants and transfer facilities, are difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need them (or at all). If we cannot obtain the permits that we need when we need them, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues.

The handling and treatment of hazardous medical waste carries with it the risk of personal injury to employees and others.

Our business requires us to handle materials that may be infectious, poisonous, corrosive or dangerous to life and property in other ways. While we strive to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and acts of God always exists. Examples of possible exposure to such materials include:

•	truck accidents;

•	damaged or leaking containers;

•	improper storage of medical waste by customers;

•	vandalism;

•	improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or

•	malfunctioning treatment plant equipment.

Human beings, animals or property could be injured, sickened or damaged by exposure to medical waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us.

While we carry liability insurance intended to cover these contingencies, particular instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

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

Our pollution liability insurance excludes liabilities under CERCLA. Thus, if we were to incur liability under CERCLA and if we could not identify other parties responsible under the law whom we are able to compel to contribute to our expenses, the cost to us could be substantial and could impair our profitability and reduce our liquidity. Our customer service agreements make clear that the customer is responsible for making sure that only appropriate materials are disposed of. If there were a claim against us that a customer might be legally liable for, we might not be successful in recovering our damages from the customer.

The level of governmental enforcement of environmental regulations has an uncertain effect on our business and could reduce the demand for our services.

We believe that the government’s strict enforcement of laws and regulations relating to medical waste collection and treatment has been good for our business. These laws and regulations increase the demand for our services. A relaxation of standards or other changes in governmental regulation of medical waste, such as:

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

Historically our growth strategy has been based in substantial part on our ability to acquire other medical waste businesses. We do not know whether in the future we will be able to:

•	identify suitable businesses to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	improve the operations of the businesses that we do buy and successfully integrate their operations into our own; or

•	avoid or overcome any concerns expressed by regulators.

We compete with other potential buyers for the acquisition of other medical waste companies. This competition may result in fewer opportunities to purchase companies that are for sale. It may also result in higher purchase prices for the businesses that we want to purchase.

In addition, we cannot be certain that we will:

•	have enough money;

•	be able to borrow enough money on reasonable terms;

•	be able to issue stock or debt instruments (like promissory notes) as consideration for the purchase; or

•	be able to raise enough money through various financing methods; to complete the purchases of the businesses that we want to acquire.

We also do not know whether our growth strategy will continue to be effective. Our business is significantly larger than before, and new acquisitions may not have the desired benefits that we have obtained in the past.

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

The medical waste industry is very competitive because of low barriers to entry, among other reasons. This competition has required us in the past to reduce our prices, especially to large account customers, and may require us to reduce our prices in the future. Substantial price reductions could significantly reduce our earnings.

We face direct competition from a large number of small, local competitors. Because it requires very little money or technical know-how to compete with us in the collection and transportation of medical waste, there are many regional and local companies in the industry. We face competition from these businesses, and competition from them is likely to exist in the new locations to which we may expand in the future. In addition, large national companies with substantial resources may decide to enter the medical waste industry. For example, Waste Management, Inc., a major solid waste treatment company, announced in February 2005 that it intended to begin offering medical waste management services to hospitals and possibly other large quantity generators of medical waste.

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

We have a large amount of indebtedness. As of December 31, 2004, our total long-term indebtedness was $190.4 million, net of current maturities. We had borrowings of $109.0 million under our revolving credit facility, and we had the ability to borrow a further $96.0 million under the facility. We have scheduled debt service payments under our senior credit facility during 2005, 2006 and 2007 of $9.8 million, $20.0 million and $141.6 million, respectively.

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

We depend on a small number of senior executives. Our future success will depend upon, among other things, our ability to keep these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and keeping the executives and other employees that we need. We do not have written employment agreements with our President and Chief Executive Officer or any of our other executive officers, and officers and other key employees could leave us with little or no prior notice, either individually or as part of a group. Our loss of or inability to hire key employees could impair our ability to manage our business and direct its growth.

Our expansion into foreign countries exposes us to unfamiliar regulations and may expose us to new obstacles to growth.

We plan to grow both in the United States and in foreign countries. We have established operations in Canada, Mexico and the United Kingdom and have entered into ETD equipment sales and licensing agreements and, in one case, a related joint venture, in Argentina, Australia, Brazil and Japan. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•	government controls;

•	import and export license requirements;

•	political or economic insecurity;

•	trade restrictions;

•	changes in tariffs and taxes;

•	exchange rate fluctuations;

•	our unfamiliarity with local laws, regulations, practices and customs;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in staffing and managing international operations.

Foreign governments and agencies often establish permit and regulatory standards different from those in the United States. If we cannot obtain foreign regulatory approvals, or if we cannot obtain them when we expect, our growth and profitability from international operations could be limited. Fluctuations in currency exchange rates and increases in duty rates for ETD equipment could have similar effects.

The competitive advantages of our ETD treatment process and other aspects of our business depend on patents and proprietary rights.

We hold 18 United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Hong Kong, Mexico, Russia, South Africa and the United Kingdom.

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

Litigation is always unpredictable and adverse judgments against us could require us to pay substantial amounts.

We are parties to private antitrust litigation and 3CI stockholder litigation described elsewhere in this report (see Part I, Item 3—Legal Proceedings). We do not believe that any of the lawsuits against us has merit, and we are vigorously defending the litigation. Litigation, however, is by its nature unpredictable, and the outcome of these lawsuits cannot be assessed with any degree of certainty. Our insurance may or may not cover some or any of the claims in these lawsuits, and to the extent that it does not, we, and not an insurance company, would have to bear the financial burden of any adverse judgment. The potential thus exists for unanticipated adverse judgments against us which may be substantial in amount and which could materially impair our cash reserves and financial condition.

Our earnings could decline if we write-off intangible assets, such as goodwill.

As a result of purchase accounting for our various acquisitions, our balance sheet at December 31, 2004 contains goodwill, net of accumulated amortization, of $516.8 million and other intangible assets, net of accumulated amortization, of $50.8 million (including indefinite lived intangibles of $17.4 million). In accordance with FAS 142, we evaluate on an annual basis, using the fair value of reporting units, whether facts and circumstances indicate any impairment of the value of our goodwill. We use the market value of our stock as the current measurement of fair value of our reporting units and any unforeseen material drop in our stock price maybe an indicator of a potential impairment of goodwill. In addition we evaluate our indefinite lived intangibles on an annual basis or more frequently if circumstances indicate that they may be impaired. We use a discounted cash flow model as the current measurement of the fair value of the permits. Other identifiable intangible assets are currently amortized on the straight-line method over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows. As circumstances after an acquisition can change, the value of these intangible assets may not be realized by us. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.7 million. Fluctuations in interest rates will not affect the interest payable on our senior subordinated notes, which is fixed.

We have exposure to commodity pricing for gas and diesel fuel for our trucks. We do not hedge these items to manage the exposure.

Item 8.	Consolidated Financial Statements and Supplemental Data

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management excluded one entity from its assessment.

Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s audited consolidated financial statements include the results of its consolidated operations in the United Kingdom. These operations began on June 10, 2004 when the Company’s United Kingdom subsidiary, Stericycle International, Ltd., was formed for the purpose of acquiring all of the stock of White Rose Environmental Ltd. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 did not include an assessment of the internal control over financial reporting of the Company’s consolidated United Kingdom operations. As of December 31, 2004, the total assets and net assets of the Company’s consolidated United Kingdom operations were $86.6 million and $29.4 million, respectively, and its revenues and net income for the seven months ended December 31, 2004 were $35.0 million and $2.5 million, respectively. (Amounts have been converted using the applicable exchange rates for December 31, 2004.)

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 34.

Stericycle, Inc.

Lake Forest, IL

March 7, 2005

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stericycle, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Company’s United Kingdom operations. Those operations began on June 10, 2004 when the Company’s United Kingdom subsidiary Stericycle International Ltd., was formed for the purpose of acquiring all of the stock of White Rose Environmental Ltd. The Company’s United Kingdom operations are included in the 2004 consolidated financial statements of Stericycle, Inc. and constituted $86.6 million and $29.4 million of total and net assets, respectively, as of December 31, 2004, and $35.0 million and $2.5 million of revenues and net income, respectively, for the seven months ended December 31, 2004. Our audit of internal control over financial reporting of Stericycle, Inc. also did not include an evaluation of the internal control over financial reporting of the United Kingdom subsidiary.

In our opinion, management’s assessment that Stericycle, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stericycle, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 7, 2005, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stericycle, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005, expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Chicago, Illinois

March 7, 2005

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,240	$7,850
Short-term investments	641	99
Accounts receivable, less allowance for doubtful
accounts of $4,149 in 2003 and $4,188 in 2004	59,711	74,888
Parts and supplies	3,244	4,259
Prepaid expenses	7,339	6,716
Notes receivable	2,223	3,423
Deferred tax asset	12,345	13,296
Other	4,994	4,961

Total current assets	97,737	115,492
Property, plant and equipment:
Land	7,806	8,352
Buildings and improvements	32,311	44,951
Machinery and equipment	86,991	126,689
Office equipment and furniture	13,210	18,940
Construction in progress	12,144	12,527

	152,462	211,459
Less accumulated depreciation	(55,900)	(75,947)

Property, plant and equipment, net	96,562	135,512

Other assets:
Goodwill, less accumulated amortization of $33,084	464,946	516,808
Intangible assets, less accumulated amortization of
$5,459 in 2003 and $7,951 in 2004	31,642	50,800
Notes receivable	7,717	9,517
Other	8,858	6,012

Total other assets	513,163	583,137

Total assets	$707,462	$834,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$4,830	$13,218
Accounts payable	15,741	17,998
Accrued liabilities	43,436	44,411
Deferred revenue	4,987	7,611

Total current liabilities	68,994	83,238

Long-term debt, net of current portion	163,016	190,431
Deferred income taxes	42,277	57,477
Other liabilities	4,411	7,623
Redeemable preferred stock:
Series A convertible preferred stock (par value
$.01 per share, 75,000 shares authorized, 22,799
shares outstanding 2003, liquidation preference of
$24,814 at December 31, 2003)	20,944	—
Common shareholders’ equity:
Common stock (par value $.01 per share, 80,000,000
shares authorized, 41,868,515 issued and
outstanding in 2003, 44,732,070 issued and
outstanding in 2004)	420	448
Additional paid-in capital	290,631	298,046
Accumulated other comprehensive income	530	2,461
Retained earnings	116,239	194,417

Total shareholders’ equity	407,820	495,372

Total liabilities and shareholders’ equity	$707,462	$834,141

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues	$401,519	$453,225	$516,228
Costs and expenses:
Cost of revenues	237,010	256,600	288,022
Selling, general and administrative expenses	60,402	69,558	80,623
Write off of fixed assets	2,913	—	1,155
Acquisition related expenses	362	670	773

Total costs and expenses	300,687	326,828	370,573

Income from operations	100,832	126,397	145,655
Other income (expense):
Interest income	431	550	558
Interest expense	(21,539)	(12,848)	(11,186)
Debt extinguishments and refinancing	(2,373)	(3,268)	(4,574)
Other expense, net	(1,774)	(2,102)	(1,889)

Total other expense	(25,255)	(17,668)	(17,091)
Income before income taxes	75,577	108,729	128,564
Income tax expense	29,853	42,948	50,386

Net Income	$45,724	$65,781	$78,178

Earnings per share—Basic	$1.19	$1.59	$1.77

Earnings per share—Diluted	$1.01	$1.43	$1.69

Weighted average number of common shares outstanding—Basic	37,868,365	41,439,020	44,250,913
Weighted average number of common shares outstanding—Diluted	45,113,171	46,097,802	46,195,897

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
OPERATING ACTIVITIES:
Net income	$45,724	$65,781	$78,178
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	—	76	21
Write off of deferred financing costs	367	484	1,094
Fees paid for extinguishment of senior subordinated debt	1,784	2,784	3,147
Loss on sale and impairment of fixed assets	3,254	295	1,515
Ineffective portion of cash flow hedges	(384)	—	—
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	4,983	10,044	7,719
Depreciation	13,011	15,405	19,373
Amortization	1,970	1,850	2,430
Deferred income taxes	16,199	9,576	13,849
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,177	5,983	(4,986)
Parts and supplies	1,845	1,720	(494)
Prepaid expenses and other assets	(3,445)	(1,710)	6,301
Accounts payable	(68)	(515)	(5,123)
Accrued liabilities	7,553	11,363	(5,926)
Deferred revenue	(1,239)	751	(2,487)

Net cash provided by operating activities	98,731	123,887	114,611

INVESTING ACTIVITIES:
Payments for acquisitions and international
investments, net of cash acquired	(34,591)	(37,222)	(72,408)
Proceeds from maturity/(purchases) of short-term investments	(232)	(129)	542
Proceeds from sale of property and equipment	184	688	85
Capital expenditures	(14,831)	(20,972)	(33,312)

Net cash used in investing activities	(49,470)	(57,635)	(105,093)

FINANCING ACTIVITIES:
Net proceeds from bank lines of credit	23,000	90,000	89,000
Proceeds from long term bank debt	1,361	1,132	12,435
Repayments of senior subordinated debt	(14,394)	(20,559)	(54,012)
Repayment of long term debt	(68,416)	(133,210)	(31,707)
Payments of deferred financing costs	—	(395)	—
Principal payments on capital lease obligations	(879)	(1,117)	(996)
Purchase/cancellation of treasury stock	(1,435)	(13,204)	(34,847)
Proceeds from other issuances of common stock	7,058	10,533	13,186

Net cash used in financing activities	(53,705)	(66,820)	(6,941)

Effect of exchange rate changes on cash	82	(567)	(1,967)
Net increase (decrease) in cash and cash equivalents	(4,362)	(1,135)	610
Cash and cash equivalents at beginning of year	12,737	8,375	7,240

Cash and cash equivalents at end of year	$8,375	$7,240	$7,850

Non-cash activities:
Net issuances of notes payable for certain acquisitions	$4,962	$—	$17,795

Net issuances of common stock and warrants for certain acquisitions	$17,298	$204	$441

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004

(in thousands)

	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances at December 31, 2001	37,080	$370	$230,724	$5,412	$—	$(3,996)	$232,510
Issuance of common stock for exercise of options and warrants and employee stock purchases	857	9	7,138	—	—	—	7,147
Conversion of Preferred Stock	2,000	20	17,393	—	—	—	17,413
Issuance of stock for stock split
Purchase of Treasury Stock	—	—	—	—	(1,435)	—	(1,435)
Common stock and warrants issued for acquisitions	500	5	17,293	—	—	—	17,298
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified	—	—	4,983	—	—	—	4,983
stock options
Preferred dividends	—	—	—	(678)	—	—	(678)
Currency translation adjustment	—	—	—	—	—	16	16
Change in fair value of cashflow hedge	—	—	—	—	—	3,751	3,751
Net income	—	—	—	45,724	—	—	45,724
Comprehensive income	—	—	—	—	—	—	49,491

Balances at December 31, 2002	40,437	$404	$277,531	$50,458	$(1,435)	$(229)	$326,729
Issuance of common stock for exercise of options and warrants and employee stock purchases	960	10	10,390	—	—	—	10,400
Conversion of Preferred Stock	812	8	7,097	—	—	—	7,105
Repurchase and cancellation of stock	(343)	(3)	(14,636)	—	1,435	—	(13,204)
Common stock and warrants issued for acquisitions	2	1	205	—	—	—	206
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	10,044	—	—	—	10,044
Currency translation adjustment	—	—	—	—	—	527	527
Change in fair value of cashflow hedge	—	—	—	—	—	232	232
Net income	—	—	—	65,781	—	—	65,781
Comprehensive income	—	—	—	—	—	—	66,540

Balances at December 31, 2003	41,868	$420	$290,631	$116,239	$—	$530	$407,820
Issuance of common stock for exercise of options and warrants and employee stock purchases	808	8	13,178	—	—	—	13,186
Conversion of Preferred Stock	2,836	28	20,916	—	—	—	20,944
Repurchase and cancellation of stock	(789)	(8)	(34,839)	—	—	—	(34,847)
Common stock and warrants issued for acquisitions	9	—	441	—	—	—	441
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	7,719	—	—	—	7,719
Currency translation adjustment	—	—	—	—	—	1,934	1,934
Change in fair value of cashflow hedge	—	—	—	—	—	(3)	(3)
Net income	—	—	—	78,178	—	—	78,178
Comprehensive income	—	—	—	—	—	—	80,109

Balances at December 31, 2004	44,732	$448	$298,046	$194,417	$—	$2,461	$495,372

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Note 1—Description of Business

We were incorporated in March 1989 and presently serve approximately 317,000 customers throughout the United States, Puerto Rico, Canada, Mexico and the United Kingdom with an integrated medical waste management network. We use this network to provide regulated medical waste collection, transportation and treatment and other compliance services to our customers. We also sell ancillary supplies. We have expanded into international markets through acquisitions and joint ventures and by licensing our proprietary technology and selling associated equipment. Our medical waste treatment technologies include our proprietary electro-thermal-deactivation system (“ETD”) as well as traditional methods such as autoclaving and incineration.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries as well as our 64% ownership in Medam S.A. de C.V. (a Mexican company) and 67.5% common stock ownership in 3CI Complete Compliance Corporation. All significant intercompany accounts and transactions have been eliminated. In addition, we have a 37.5% ownership in Medam B.A. Srl (an Argentine company) which is accounted for using the equity method. Minority interest expense related to our majority owned subsidiaries and our equity interest in the income or loss of unconsolidated subsidiaries are included in the other income (expense)

Revenue Recognition:

We recognize revenue for our medical waste services at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary ETD treatment equipment are recognized based on shipment of equipment and services provided for the individual contract. We routinely review total estimated costs and shipments to complete each contract and revise the revenues and estimated gross margin on the contract as necessary. Payments received in advance are deferred and recognized as services are provided. Royalty revenues are calculated based on measurements specified in each technology contract and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position. Payments received in advance are deferred and recognized as services are provided.

Cash Equivalents and Short-Term Investments:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit, which mature in less than one year.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the lesser of the lease term or the estimated useful lives of the assets as follows:

Buildings and Improvement	3 to 30 years
Machinery and Equipment	3 to 10 years
Containers	3 to 20 years
Transportation Equipment	3 to 5 years
Office Equipment and Furniture	3 to 10 years
Software	3 to 7 years

During the year ended December 31, 2004 we recorded a non-cash write-down of idled incinerator equipment at our Baltimore, Maryland and Terrell, Texas facility of $1.2 million. During the year ended December 31, 2002 we recorded a non-cash write-down of idled incinerator equipment at our Chandler, Arizona and St. Louis, Missouri facilities of $2.5 million and $0.4 million in related spare parts.

During 2004 we evaluated the estimate useful life of our reusable Bio System containers by performing durability studies. Based on these studies we determined that the useful life of the containers was actually longer than our current life used to calculated depreciation. During 2004 we adjusted the total useful lives from 3 years to 17 years for containers that had been purchased during 2003 and 2004. In addition we adjusted the useful lives on the containers acquired with the Scherer Healthcare acquisition in January 2003 to a total of 10 years from the date of original purchase. The impact of the change in the estimated useful life was immaterial to our results in 2004.

Goodwill and Intangibles:

Effective January 1, 2002 we adopted FAS 142. Accordingly, goodwill and other indefinite lived intangibles are no longer amortized but are subject to an annual impairment test. According to FAS 142, other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationship intangible assets have useful lives from 20 to 40 years based upon the type of customer. We have non-compete intangibles with useful lives from one to five years. We have tradename intangibles with useful lives from 20 to 40 years. We have a software technology intangible with a useful life of five years. We have determined that our permits have indefinite lives and thus they are not amortized.

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, forward contracts and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when known and estimable. These losses, when incurred, have been within the range of our expectations.

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

Derivative Instruments:

We have entered into four forward contracts for the sale of Sterling (GBP) as hedging instruments for an intercompany loan from the company to our subsidiary in the United Kingdom, Stericycle International Ltd. The subsidiary borrowed the funds for the purchase of White Rose. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009. Each reporting period we mark the forward contracts to fair value and the related adjustment is recorded as other income (expense). This amount generally is offset by the currency adjustment to the intercompany receivable. During 2004 the cost of the forward contracts recognized was immaterial to our net income. The total cost of the forward contracts during the entire five-year period will be approximately $1.0 million after tax.

Stock-Based Compensation:

At December 31, 2004, we have stock-based compensation plans, which are described more fully in Note 12. We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of our employee fixed stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition of FAS 123 to stock-based employee compensation (in thousands except per share information).

	Year Ended December 31,
	2002	2003	2004
Stock options expense included in net income	$—	$46	$13

As reported net income	$45,724	$65,781	$78,178
Pro forma impact of stock options, net of tax	(5,303)	(6,598)	(6,229)
Pro forma impact of employee stock plan, net of tax	(61)	(149)	(111)

Pro forma net income	$40,360	$59,034	$71,838

Earnings per share
Basic—as reported	$1.19	$1.59	$1.77

Basic—pro forma	$1.05	$1.42	$1.62

Diluted—as reported	$1.01	$1.43	$1.69

Diluted—pro forma	$0.90	$1.29	$1.57

Foreign Currency Translation:

Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income (loss) directly in equity.

Reclassifications:

Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform to the 2004 presentation.

New Accounting Standards:

In October 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon our preliminary evaluation of the effects of the repatriation provision, we do not expect to apply this provision.

In December 2004, the FASB issued FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning July 1, 2005. Under FAS 123R, we must determine the appropriate fair market value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive alternative options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented; however, expense amounts for grants prior to adoption are based on FAS 123 not FAS 123R The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated statements of income and earnings per share. We have not yet determined the method of adoption and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. We have no reason to believe that the amounts reported as a result of the adoption will be materially different from our currently disclosed pro forma amounts.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the three months ended September 30, 2005. We are currently evaluating the effect that the adoption of FAS 153 will have on our consolidated statement of income and financial condition but do not expect it to have a material impact.

Note 3—Income Taxes

At December 31, 2004, net operating loss carry forwards for U.S. federal income tax purposes have been fully utilized, excluding net operating loss carry forwards related to 3CI. We have a foreign tax credit of approximately $0.6 million, which will begin to expire beginning in 2010. Undistributed earnings of foreign subsidiaries are considered to be permanently invested and, therefore, no U.S. deferred taxes are recorded thereon. The cumulative amount of such earnings are $12.0 million at December 31, 2004, and it was not practical to estimate the U.S. and withholding tax thereon assuming repatriation.

Significant components of our income tax expense for the years ended December 31, are as follows (in thousands):

	2002	2003	2004
Deferred
Federal	$12,965	$8,945	$12,308
State	2,964	2,162	1,941

	15,929	11,107	14,249

Current
Federal	11,490	26,992	29,714
State	2,434	4,849	6,423

	13,924	31,841	36,137

Total Provision	$29,853	$42,948	$50,386

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, is as follows:

	2002	2003	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	4.7%	4.2%	4.2%
Non deductible goodwill amortization	—%	—%	—%
Other	(0.2)%	0.3%	—%

Effective tax rate	39.5%	39.5%	39.2%

Cash payments for income taxes were $3.2 million in 2002, $16.7 million in 2003 and $25.9 million in 2004.

Our deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2003	2004
Deferred tax liabilities:
Property, plant, and equipment	$(7,277)	$(11,744)
Goodwill and other intangibles	(35,631)	(46,404)

Total deferred tax liabilities	(42,908)	(58,148)
Deferred tax assets:
Accrued liabilities	7,649	6,146
Other	1,807	4,520
Net operating tax loss carryforward	4,442	4,223

Total deferred tax assets	13,898	14,889

Net deferred tax assets	(29,010)	(43,259)
Valuation allowance	(922)	(922)

Net deferred tax liabilities	$(29,932)	$(44,181)

3CI, our majority owned subsidiary, has net operating loss carryforwards for federal and state purposes of $9.2 million beginning to expire in 2006. Stericycle has net operating loss carryforwards for state purposes of $4.7 million, which expire through 2018.

Note 4—Acquisitions

During the year ended December 31, 2004 we completed the acquisition of two domestic medical waste businesses, our Mexican subsidiary completed the acquisition of three medical waste businesses and our newly formed United Kingdom subsidiary completed its first acquisition. No individual acquisition was significant to our operations.

In March we completed the acquisition of selected assets from American Waste Industries, Inc., which operated in Virginia, Maryland and North Carolina. In July we completed the acquisition of selected assets of Texas Environmental Services, Inc. which operated in Texas.

In July our Mexican subsidiary, Medam S.A. de C.V., acquired all of the common stock of Sterimed S.A. de C.V., and all the remaining stock of Proterm de Mexico JV. S.A. de C.V. In October Medam acquired selected assets of Bio-Infex Servicios Y Technologia S.A. de C.V.

In June our international subsidiary, Stericycle International LLC, through a wholly owned United Kingdom subsidiary, completed the acquisition of all the common stock of White Rose Environmental Ltd, which operates in the United Kingdom.

The aggregate net purchase price of these acquisitions during 2004 was approximately $90.6 million, of which approximately $72.4 million was paid in cash; $17.8 million was paid by the issuance of note payable and $0.4 million paid by the issuance of unregistered shares of our common stock.

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

In June, we completed our acquisition of selected assets of Environmental Management Group, Inc., which operated in Ohio and Kentucky. Also in June 3CI acquired selected assets of PMT USA, Inc., dba Air & Sea Environmental, which operated in southeast Texas.

In September, we completed the acquisition of selected assets of NAWA Medical Disposal, L.L.C., which operated in western Texas. In November, our wholly-owned Canadian subsidiary, completed the acquisition of selected assets of Enviro-Med Canada, Inc., which operated in northern Ontario. In December 2003, we acquired substantially all of the assets of Pharmacy Software Solutions, Inc. (“PSSI”). PSSI was engaged in the business of designing, developing, enhancing, selling, marketing, distributing, maintaining and supporting software programs used for pharmaceutical returns by retail and hospital pharmacies and pharmaceutical companies.

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

In December, we acquired all of the stock of Micro-Med Industries, Inc. and substantially all of the operating assets of three related companies, which operated in Florida, Georgia, South Carolina and North Carolina. In October we acquired all of the stock of Bridgeview, Inc., which operated principally in Pennsylvania, and we purchased the customer contracts and selected other assets of Enviromed, Inc., which operated in South Carolina. In July we purchased the customer contracts and selected other assets of Sanitec of Kentucky LLC, which operated in Kentucky. In June we purchased the customer contracts and selected other assets of Bio-Waste Industries of Central Florida, Inc., which operated in Florida. In March, we acquired all of the stock of Bio-Oxidation Services, Inc., which operated in Pennsylvania and New Jersey and several other states, the customer contracts and selected other assets of BMW Medtech of West Virginia Inc., which operated in West Virginia and the customer contracts and selected other assets of A-Medco, Inc., which operated in Texas. In addition, in March our Mexican subsidiary, Medam completed the acquisition of the majority of stock of Ecotermica de Oriente, S.A. de C.V. In January, we purchased the customer contracts and selected other assets of Bio Environmental Services, Inc., which operated in West Virginia, and our Canadian subsidiary, Stericycle, Inc. (formerly “Med-Tech Environmental Limited”) acquired all of the stock of Pyroval Inc., which operated in the province of Quebec.

In addition we acquired certain profit sharing rights, put rights and other rights of three stockholders of 3CI, under a settlement agreement that they originally entered into with 3CI in January 1996. In December 2002 we exercised warrants to purchase 541,286 shares of 3CI common stock at $0.37 per share. In connection with these transactions, we increased our common stock ownership to 6,578,504 shares or 67.5% of its outstanding common stock.

The aggregate purchase price of these acquisitions during 2002 was approximately $55.9 million, of which approximately $34.6 million was paid in cash, $17.3 million was paid by the issuance of shares of our common stock, and $5.0 million was paid by the issuance of promissory notes.

For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 2002, 2003 and 2004 of $55.9 million, $37.4 million and $90.6 million respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price for acquisitions completed in 2002, 2003, and 2004 includes the value of 500,269, 1,906 and 8,323 shares respectively, of our common stock issued to the sellers. In certain cases, the purchase price is or was subject to downwards adjustment if revenues from customer contracts acquired failed to reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. Goodwill was recorded in the amounts of $22.2 million and $49.6 million during the years of 2003 and 2004, respectively. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition.

Note 5—Long Term Debt

Long-term debt consists of the following at December 31:

	2003	2004
	(in thousands)
Obligations under capital leases	$2,496	$1,500
Senior Credit Facility	109,658	171,353
Senior Subordinated Debt	50,865	—
Notes Payable	4,827	30,796

	167,846	203,649
Less: Current Portion	4,830	13,218

Total	$163,016	$190,431

Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 2004 are as follows:

(in thousands)
2005	$12,422
2006	22,464
2007	154,900
2008	2,424
2009	7,813
Thereafter	2,126

$202,149

We paid interest of $24.9 million, $13.6 million and $11.5 million for the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

Property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheet is as follows at December 31:

	2003	2004
	(in thousands)
Machinery and Equipment	$46	$43
Vehicles	5,784	5,786
Less—accumulated depreciation and amortization	(4,841)	(5,823)

	$989	$6

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows (in thousands):

2005	$925
2006	577
2007	195
2008	35
2009	—

Total minimum lease payments	1,732
Less amounts representing interest	(232)

Present value of net minimum lease payments	1,500
Less Current portion	796

Long-term obligations under capital leases	$704

Senior Credit Facility

In November 1999, we established a senior secured credit facility under a credit agreement with various financial institutions. The facility consisted of a six-year revolving credit facility of $50.0 million, a six-year Term A loan in the principal amount of $75.0 million and a seven-year Term B loan in the principal amount of up to $150.0 million.

In October 2001, we refinanced our senior secured credit facility to increase the revolving credit component of the facility to $80.0 million and extend its maturity to September 2006 and to reallocate the term loan components of the facility, increasing the lower-interest Term A loan component to $100.0 million and extending its maturity to September 2006, and reducing the higher-interest Term B loan component to $75.0 million and extending its maturity to September 2007. In June 2002, we increased the revolving credit component from $80.0 million to $105.0 million. In January 2003, we amended our senior secured credit facility to increase our borrowing capacity by $51.0 million by reclassifying borrowings under our revolving credit facility to Term A loans. With this reclassification, the credit facility consisted of a $105 million revolving credit facility, a $112.6 million Term A loan facility and a $47.2 million Term B loan facility.

In March 2004, we increased the letter of credit sub-limit under our revolving credit facility from $20.0 million to $30.0 million, and in June 2004, we increased the sub-limit from $30.0 million to $40.0 million. We also increased the amount under the credit agreement for which we could request an increase in the lenders’ loan commitments from $50.0 million to $100.0 million. In July 2004, we obtained the right to allocate voluntary prepayments in our discretion among the revolving credit and term loan components of the credit facility and we prepaid our entire Term B loan of $27.3 million. In addition, we increased the revolving credit facility from $105.0 million to $187.0 million while reducing the amount for which we could request an increase in the lenders’ loan commitments from $100.0 million to $18.0 million. In August 2004, we increased the indebtedness that our foreign subsidiaries are permitted to incur from $10.0 million to $25.0 million, and in November 2004, we exercised our right to request an increase in the lenders’ loan commitments and increased our revolving credit facility from $187.0 million to $205.0 million As of December 31, 2004, our senior secured credit facility consisted of a $205.0 million revolving credit facility and a Term A loan in the principal amount of $62.4 million. In February 2005, we increased the letter of credit sub-limit under our revolving credit facility from $40.0 million to $80.0 million.

Under the credit agreement as amended in January 2003, we extended the maturity of the revolving credit component and the Term A loan component to September 2007 and extended the maturity of the Term B component to September 2008. Both term loans are repayable in quarterly installments on the last business day of March, June, September and December beginning in 2003. The required principal repayments under the Term A loan component are $5.0 million on each quarterly payment date through June 2007, with a final payment of the outstanding principal balance upon maturity in September 2007. As of December 31, 2004, we had $171.4 million of borrowings outstanding under our senior secured credit facility, of which $109.0 million consisted of borrowings under the revolving credit component and $62.4 million under the Term A loan component. In addition at December 31, 2004 we had $30.9 million of stand-by letters of credit issued under our revolving credit component.

The refinancing of our senior secured credit facility in October 2001 reduced the interest rates that we are charged, by reducing the applicable margin that is added to the relevant interest rate. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the reference rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our leverage ratio. As of December 31, 2004, the margin for interest rates on borrowings under our revolving credit facility and the Term A component was zero on base rate loans and 1.25% on LIBOR loans. At December 31, 2004, the average rate of interest on the revolving credit facility was 3.64% per annum and the average rate of interest on the Term A loan was 3.66% per annum.

Our senior secured credit facility is secured by a lien on substantially all of our assets and all of the assets of our domestic subsidiaries (except for the assets of 3CI) and by a pledge of all of the stock of our wholly-owned domestic subsidiaries, all of our stock in 3CI and our Mexican subsidiary, Medam, and 65% of our stock in our Canadian subsidiary, Stericycle, Inc. (formerly “Med-Tech Environmental Limited”) and in our United Kingdom subsidiary, Stericycle International, Ltd. The credit agreement requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.

Senior Subordinated Notes

On November 15, 2004 we redeemed the remaining $50.9 million of our senior subordinated notes in accordance with the terms of the governing specified in the trust indenture. The redemption price was 106.1875%

of the principal face amount plus accrued interest as of the redemption date. The interest rate for the senior subordinated notes was 12 3/8% per annum. These notes had a maturity date of November 15, 2009.

During 2002 and 2003, we repurchased and retired $12.6 million and $17.8 million, respectively, of our senior subordinated notes in private transactions, as permitted by the trust indenture.

As a result of the 2002 repurchases of senior subordinated notes, we incurred $1.8 million in redemption premium expenses and $0.4 million in accelerated amortization of financing fees associated with the senior subordinated notes; and as a result of the 2003 repurchases of senior subordinated notes, we incurred $2.8 million in redemption premium expenses and $0.5 million in accelerated amortization of financing fees associated with the senior subordinated notes. As a result of the 2004 redemption of the remaining senior subordinated notes, we incurred $3.1 million in redemption premium expenses and $1.1 million in accelerated amortization of financing fees associated with the senior subordinated notes.

Guarantees: We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five year loan with a current balance of $9.3 million with the Azoroa Bank that expires in June 2009.

Note 6—Accrued Liabilities

Accrued liabilities at December 31 consist of the following items (in thousands):

	2003	2004
Accrued compensation	$8,995	$5,370
Accrued vacation	4,351	4,470
Accrued insurance	14,008	12,913
Accrued income tax	6,244	9,235
Accrued liabilities-other	9,838	12,423

Total accrued liabilities	$43,436	$44,411

Note 7—Derivative Instruments

In 2001, we entered into interest rate swap agreements that effectively converted a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. We had an interest rate swap agreement covering $100.0 million in principal at a 5.23% fixed interest rate that expired in January 2003 and an interest rate swap agreement covering $25.0 million in principal at a 5.19% fixed interest rate that expired in February 2003. No interest rate swap agreements were entered into during 2003 or 2004, accordingly, none of our outstanding floating-rate debt was designated as hedged items to interest rate swap agreements at December 31, 2003 and 2004.

During the year ended December 31, 2002 we recognized a net gain of $0.4 million related to the ineffective portion of our hedging instruments in our interest expense. During 2003 and 2004 there was no gain or loss related to the ineffective portion of our hedging instruments in our interest expense. Activity related to the accumulated loss on derivative instruments is as follows (in thousands):

Balance at December 31, 2001	$(3,986)
Change associated with current period hedge transactions	4,138
Amount reclassified into earnings	(384)

Balance at December 31, 2002	$(232)
Change associated with current period hedge transactions	232

Balance at December 31, 2003	$—

We have entered into four forward contracts for the sale of Sterling (GBP) as hedging instruments for an intercompany loan from the company to our subsidiary in the United Kingdom, Stericycle International Ltd, denominated in GBP. The subsidiary borrowed the funds for the purchase of White Rose. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009. Each reporting period we mark the forward contracts to market value and the related adjustment is recorded as other income (expense). This amount generally is offset by the currency adjustment to the intercompany receivable. During 2004 the cost of the forward contracts recognized was immaterial to our net income. The total cost of the forward contracts during the entire five-year period will be approximately $1.0 million after tax.

Note 8—Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In 2003 and 2004 we performed our annual impairment evaluations and determined that there was no impairment. At December 31, 2004, we have $17.4 million in indefinite lived intangibles that consist of environmental permits for which we performed an annual impairment test and determined that there was no impairment.

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 was as follows (in thousands):

	United States	Foreign Countries	Total
Balance as of January 1, 2003	$441,087	$6,185	$447,272
Goodwill acquired during year	21,159	1,079	22,238
Effect of reduction in deferred tax	—	—	—
valuation allowance	(3,653)	(911)	(4,564)

Balance as of December 31, 2003	458,593	6,353	464,946

Goodwill acquired during year	16,988	32,638	49,626
Effect of currency fluctuation on carrying value	—	2,236	2,236

Balance as of December 31, 2004	$475,581	$41,227	$516,808

In 2003, we reduced our net operating loss deferred tax valuation allowance, which was originally established as part of purchase accounting for 3CI and our Canadian subsidiary, thus reducing goodwill by $4.6 million.

According to FAS 142, other intangible assets will continue to be amortized over their useful lives. During the year ended December 31, 2004 we recorded at fair value the intangibles acquired in connection with our acquisitions of PSSI, American Waste Industries, Inc., Texas Environmental Services, Inc., White Rose Environmental Ltd., and Sterimed S.A. de C.V. We assigned $11.7 million to customer relationships with an amortization periods of 20 to 40 years, $2.2 million to tradenames with an amortization period of 20 to 40 years, $6.4 million to facility environmental permits with indefinite lives, $0.5 million to a software license with an amortization period of 5 years and $0.2 million to non-compete agreements with amortization periods of one to five years.

During the year ended December 31, 2003 we recorded at fair value the intangibles acquired in connection with our acquisitions of Scherer Healthcare, Inc., Kuglen Services Ltd, LLP, Environmental Management Group, NAWA and Enviromed Canada. 3CI also recorded the fair value of the intangibles acquired in connection with its acquisition of selected assets of PMT USA, Inc. We assigned $7.3 million to customer relationships with an amortization period of 40 years, $1.5 million to trade names with an amortization period of 40 years, $1.8 million to a facility environmental permit with an indefinite life and $1.0 million to a non-compete with an amortization period of 5 years. In addition we acquired rights to an exclusive marketing license for $1.8 million, which will be amortized over the four-year term of the license agreement. In October 2004 we ceased amortizing the exclusive marketing license intangible (see Note 18—Legal Proceedings, Other Litigation).

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

As of December 31, 2003 and 2004 the value of the amortizing intangible assets were as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	2003	2004	2003	2004
Non-compete	$6,328	$6,528	$4,606	$5,716
Customer relationships	16,253	28,551	701	1,526
Tradenames	1,580	3,790	84	187
License agreement	1,800	2,300	30	477
Other	140	141	38	45

Total	$26,101	$41,310	$5,459	$7,951

During the year ended December 31, 2002, 2003 and 2004 the aggregate amortization expense was $2.0, $1.9 and $2.4 million respectively. The estimated amortization expense, in thousands, for each of the next five years is as follows for the years ended December 31:

2005	$1,197
2006	1,197
2007	1,197
2008	1,008
2009	950

Note 9—Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next twelve years. The leases for most of the properties contain renewal provisions.

Rent expense for 2002, 2003, and 2004 was $14.8 million, $18.2 million and $21.2 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2004 for each of the next five years and in the aggregate are as follows:

(in thousands)
2005	$21,276
2006	15,669
2007	11,361
2008	8,010
2009	5,456
Thereafter	5,615

Total minimum rental payments	$67,387

Note 10—Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except share and per share data)
Numerator:
Net income	$45,724	$65,781	$78,178
Preferred stock dividends	(687)	—	—

Numerator for basic earnings per share—income available to common stockholders	45,037	65,781	78,178
Effect of dilutive securities:
Preferred stock dividends	687	—	—

Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$45,724	$65,781	$78,178

Denominator:
Denominator for basic earnings per share—weighted-average shares	37,868,365	41,439,020	44,250,913
Effect of dilutive securities:
Employee stock options	1,753,483	1,814,728	1,142,564
Warrants	117,101	8,386	8,613
Convertible preferred stock	5,374,222	2,835,668	793,807

Dilutive potential common shares	7,244,806	4,658,782	1,944,984

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	45,113,171	46,097,802	46,195,897

Basic net income per share	$1.19	$1.59	$1.77

Diluted net income per share	$1.01	$1.43	$1.69

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 12.

In 2002, 2003 and 2004, options and warrants to purchase 70,752 shares, 13,623 shares and 55,719 shares respectively, at exercise prices of $22.91-$36.48, $35.05-$49.84 and $46.95-$51.14 respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 11—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Currency Translation	Unrealized Losses on Derivative Instruments	Accumulated Other Comprehensive Income
As of December 31, 2003	$530	$—	$530
As of December 31, 2004	2,461	—	2,461

Note 12—Stock Options and Warrants

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

Shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and warrants. These shares, which include both shares available for option grant and shares granted as options but not yet exercised, have been reserved as follows at December 31, 2004:

1995 Plan options	438,107
1996 Directors Plan options	719,094
1997 Plan options	1,044,180
2000 Plan options	2,568,031
Warrants	11,592

Total shares reserved	4,781,004

A summary of stock option information follows:

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,646,026	$10.38	3,610,373	$14.95	3,653,799	$21.02
Granted	858,972	28.10	981,267	32.36	805,069	44.74
Exercised	(836,302)	8.28	(831,491)	12.08	(797,946)	16.13
Cancelled/Forfeited	(58,323)	19.41	(106,350)	22.33	(240,624)	29.26

Outstanding at end of year	3,610,373	14.95	3,653,799	21.02	3,420,298	27.13
Exercisable at end of year	1,445,481	$11.67	1,617,059	$15.62	1,770,681	$20.03
Available for future grant	2,788,476		1,913,559		1,349,114

Options outstanding and exercisable as of December 31, 2004 by price range:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life In Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.00 –$10.125	761,015	4.58	$7.94	694,345	$7.74
$10.344–$15.203	452,233	6.01	14.69	278,394	14.46
$16.469–$23.67	129,423	6.38	22.37	113,008	22.46
$27.37 –$34.47	570,757	7.25	28.37	307,613	29.12
$35.05 –$44.03	754,787	8.09	36.16	297,073	36.61
$44.22 –$51.14	752,083	9.18	44.85	80,248	46.04

	3,420,298	7.07	$27.13	1,770,681	$20.03

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of our employee fixed stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted were valued using the Black-Scholes option-pricing model. The following assumptions were used in 2002, 2003 and 2004: expected volatility of 0.60 in 2002, 0.55 in 2003 and 0.54 in 2004; risk-free interest rates ranging from 3.01% to 4.5 in 2002, 1.18% to 3.745% in 2003, and 1.18% to 4.81% in 2004; a dividend yield of 0%; and a weighted-average expected life of the option of 48 months in 2002 and 2003 and 44 months in 2004. The weighted-average fair values of options granted during 2002, 2003 and 2004 were $12.93 per share, $15.51 per share, and $18.54 per share respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

	Year Ended December 31,
	2002	2003	2004
Stock options expense included in net income	$—	$46	$13

As reported net income	$45,724	$65,781	$78,178
Pro forma impact of stock options, net of tax	(5,303)	(6,598)	(6,229)
Pro forma impact of employee stock plan, net of tax	(61)	(149)	(111)

Pro forma net income	$40,360	$59,034	$71,838

Earnings per share
Basic—as reported	$1.19	$1.59	$1.77

Basic—pro forma	$1.05	$1.42	$1.62

Diluted—as reported	$1.01	$1.43	$1.69

Diluted—pro forma	$0.90	$1.29	$1.57

Warrants:

In June 2000, in connection with our acquisition of an additional 15% interest in Medam, we issued warrants to purchase 88,748 shares of our common stock. Of these warrants, warrants for 62,256 shares were immediately exercisable, while the remaining 26,492 shares become exercisable over five years. The exercise price of the warrants is $8.75 per share. In 2001, warrants to purchase 65,190 shares were exercised. In 2003, warrants to purchase 12,966 shares were exercised. At December 31, 2004, warrants to purchase 10,592 shares remained outstanding and exercisable.

In September 2003, in connection with our acquisition of NAWA Medical Disposal L.L.C. we issued warrants to purchase 1,000 shares of our common stock. The warrants will become exercisable in September 2008. The exercise price of the warrants is $47.25 per share. At December 31, 2004 all of the warrants were outstanding.

Note 13—Series A Convertible Preferred Stock

In November 1999, we issued and sold 75,000 shares of Series A convertible preferred stock for $1,000 per share or $75.0 million in the aggregate, in cash, less various fees and expenses. We used the net proceeds from the sale to finance a portion of the purchase price of our BFI acquisition.

All of the shares of Series A convertible preferred stock have been converted into shares of our common stock, and as of December 31, 2004 no shares of Series A convertible preferred stock remained outstanding. Holders of the preferred stock converted 29,595 shares into 3,611,328 shares of common stock in 2001, 16,079 shares into 2,000,000 shares of common stock in 2002, 6,527 shares into 812,000 shares of common stock in 2003 and 22,799 shares into 2,835,930 shares of common stock in 2004.

As amended in July 2002, the corporate governance agreement that we entered into with the initial investors in our convertible preferred stock provided that as long as each of the two groups of initial investors and their affiliates continued to hold 25% or more of the group’s initial “underlying common stock” (i.e., the shares of common stock issuable, or previously issued, upon conversion of the group’s initial Series A convertible preferred stock), the group had the right, voting as a separate class, to elect one director to our Board of Directors. The two groups of initial investors consisted of investment funds associated with Bain Capital, LLC and investment funds associated with Madison Dearborn Partners, LLC. By reason of each group’s conversion of its remaining shares of convertible preferred stock in 2004 and concurrent sale of the common stock issued upon the conversion, each group ceased to hold the required underlying common stock and its right to elect a director terminated.

Note 14—Employee Benefit Plan

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,500 per annum. Our contributions for the years ended December 31 2002, 2003 and 2004 were approximately $1.0 million, $1.1 million and $1.3 million respectively.

Note 15—Employee Stock Purchase Plan

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the “ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 300,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000)

divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. Every employee who has completed one year’s employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2002, 2003 and 2004, 22,278, 22,012 shares and 20,363 shares, respectively, were issued through the ESPP.

Note 16—Non-Consolidating Joint Ventures

We have an investment in a joint venture, Medam, B.A. Srl, an Argentine corporation, which was formed to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. Our investment in the joint venture was $2.8 million at December 31, 2003 and 2004 which is included in other long-term assets.

We also have invested in a joint venture, Evertrade Medical Waste (Pty) Ltd, which was formed to service the medical waste market in South Africa using our ETD technology. The joint venture company is headquartered in Johannesburg, South Africa. At December 31, 2003 we had total receivables of $2.0 million from the joint venture related to these agreements, which are included in other current assets. In addition our investment in the joint venture at December 31, 2002 and 2003 was $2.3 million and $1.2 million, respectively, which is included in other long-term assets. We also have a joint venture Evertrade Medical Waste Manufacturing Limited, which was formed to manufacture reusable tubs in South Africa. At December 31, 2003 we had loans of $5.1 million to the joint venture, which are included in notes receivable. During January 2004 we sold our minority interest investment in Evertrade Medical Waste (Pty) Ltd, and the associated current receivables and loans due from the joint venture to Reno Africa PTE Ltd. The balance of the $8.1 million in notes receivable issued related to the sale is included in current ($1.2 million) and long term ($6.9 million) notes receivable balances on the balance sheet. No gain or loss was recognized in 2004 on the disposition of these assets.

In 2003 and 2004, we recorded $1.7 million and $0.2 million, respectively, of equity losses related to the above joint ventures, which was recorded in the other income (expense).

Note 17—Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

Private Antitrust Litigation. In January 2003, we were sued in federal court in Arizona by a private plaintiff claiming anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours and of BFI in the three-state area during the period in question. Over the next three months, four similar suits were filed in federal court in Utah, Arizona, Colorado and New Mexico. In February and May 2003, two additional suits were filed, in federal court in Utah and Arizona, claiming substantially the same anticompetitive conduct but not seeking class action certification. In December 2003, an eighth suit was filed in federal court in Utah claiming monopolistic and other anticompetitive conduct in California during the prior four years and seeking certification of the suit as a class action on behalf of all California customers of ours during this four-year period. These eight suits were subsequently consolidated before the same judge in federal court in Utah. The first five suits were consolidated under one consolidated class action complaint; the next two suits were consolidated for discovery purposes; and the eighth suit was coordinated for discovery purposes. In June 2004 we settled, for an immaterial amount, the suit filed in May 2003, which, as noted, did not seek class action certification.

Proceedings in the remaining seven suits are in the discovery stage. We do not believe that any of these suits has merit and are vigorously defending them.

3CI Litigation (Louisiana). We and four of our officers and directors are parties to a suit filed in state court in Louisiana in July 2002 by a shareholder of our majority-owned subsidiary, 3CI. This suit, which was filed on behalf of the minority shareholders of 3CI and derivatively on behalf of 3CI itself, alleges, among other claims, that we and the four directors of 3CI who are or were serving as our designees (and who are or were also officers or directors of ours) unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiff seeks, among other relief, actual and punitive damages and an order requiring the buyout of 3CI’s minority shareholders.

In September 2003, the full board of 3CI appointed a special committee consisting of 3CI’s three independent directors (one of whom later resigned) to act on 3CI’s behalf in respect of the dispute with us and WSI, described below, regarding the conversion rate of 3CI’s preferred stock. In January 2004, the full board expanded the special committee’s authority to include an investigation of all claims by the plaintiff in the Louisiana lawsuit and by the third-party plaintiffs in the Texas lawsuit, and to act on 3CI’s behalf in respect of both lawsuits.

After purporting to conduct an investigation of these claims, the special committee concluded that the claims in the Louisiana lawsuit had merit, and in December 2004, 3CI, at the special committee’s direction, filed a joint petition with the plaintiff superseding the plaintiff’s prior petition but seeking substantially the same relief as the prior petition. Prior to filing the joint petition, 3CI, again at the special committee’s direction, entered into a joint prosecution agreement with the plaintiff and his law firm pursuant to which two-thirds of the work in prosecuting the suit would be performed by the plaintiff and his law firm and one-third by 3CI and its counsel, and two-thirds of any monetary recovery would be allocated to the plaintiff (or plaintiff class) and one-third to 3CI. In January 2005, we filed a third-party complaint for contribution from various former officers and directors of 3CI who had participated in approving the actions complained of in the joint petition. We also filed a counterclaim against the members of the special committee on the grounds, among others, that they breached their fiduciary duties as directors by failing to conduct a thorough investigation and analysis of the plaintiff’s claims before entering into the joint prosecution agreement. In February 2005, the court granted class certification, approved the plaintiff’s law firm as class counsel, and preliminarily approved the joint prosecution agreement subject to the objections of members of the plaintiff class. The court has set the suit for trial in September 2005 if it is tried before a jury and in October 2005 if it is tried before the judge.

We do not believe that any of the claims against us or the directors of 3CI serving as our designees has any merit, and we intend to continue to vigorously defend the suit.

3CI Litigation (Texas). In May 2003, 3CI, at the direction of its independent directors, filed a declaratory judgment action in state court in Texas to resolve a disagreement with us over the proper rate of conversion of the shares of 3CI’s preferred stock held by our wholly-owned subsidiary, Waste Systems, Inc. (“WSI”). In August 2003, this action was dismissed by the court on procedural grounds, and 3CI refiled its action as a new suit.

In October 2003, the plaintiff in the Louisiana lawsuit and others answered or intervened in 3CI’s suit, naming us as a third-party defendant and making substantially the same claims alleged in the Louisiana lawsuit. We and WSI have denied these claims, and do not believe that they have any merit. This suit was inactive in 2004; the various claims are being prosecuted and defended in the Louisiana litigation.

Other Litigation. We are in arbitration proceedings regarding various disputes under an exclusive marketing and distribution license.

Note 18—Products and Services and Geographic Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. In determining our reportable operating segments, management determined that we have two reportable segments, United States and foreign operations, based on our consideration of the following criteria:

•	the same services are provided,

•	the same types of customers are serviced,

•	the same types of medical waste collection, transportation and treatment methods are utilized,

•	their regulatory environments are similar but vary based upon country specific regulations, and

•	they employ the same sales and marketing techniques and activities.

Summary information for our reporting units is as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Revenues:
United States	$374,201	$429,638	$449,501
Foreign countries	27,318	23,587	66,727

Total	$401,519	$453,225	$516,228

Income before income taxes:
United States	70,624	103,339	119,387
Foreign countries	4,953	5,390	9,177

Total	$75,577	$108,729	$128,564

Total assets:
United States	657,609	694,818	775,476
Foreign countries	9,486	12,644	58,665

Total	$667,095	$707,462	$834,141

Long-lived assets:
United States	558,717	602,009	689,178
Foreign countries	14,022	7,716	29,471

Total	$572,739	$609,725	$718,649

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The amounts eliminated were $0.3 million, $0.3 million and $0.1 million for 2002, 2003 and 2004 respectively. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Medical waste management services	$374,201	$429,638	$449,501

Total Revenues	$374,201	$429,638	$449,501

Net interest expense	20,697	11,964	9,340
Debt extinguishment and refinancing	2,373	3,268	4,574
Income before income taxes	70,624	103,339	119,387
Income taxes	28,811	43,007	50,136

Net income	$41,813	$60,332	$69,251

Depreciation and amortization	$13,586	$15,526	$17,029

Detailed information for our Foreign reporting segment is as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Medical waste management services	$21,061	$20,774	$58,590
Proprietary equipment and technology license sales	6,257	2,813	8,137

Total revenue	$27,318	$23,587	$66,727

Net interest expense	411	334	1,288
Debt extinguishment and refinancing	—	—	—
Income before income taxes	4,953	5,390	9,177
Income taxes	1,042	(59)	250

Net income	$3,911	$5,449	$8,927

Depreciation and amortization	$1,415	$1,729	$4,774

Note 19—Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2003 and 2004 (in thousands, except for per share amounts):

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Revenues	$112,311	$113,135	$113,228	$114,551
Gross profit	47,144	48,842	49,500	51,139
Income from operations	30,358	31,256	31,619	33,164
Net income	14,681	15,522	17,171	18,407
*Basic earnings per common share	0.36	0.38	0.41	0.44
*Diluted earnings per common share	0.32	0.34	0.37	0.40

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Revenues	$117,556	$123,793	$135,989	$138,890
Gross profit	53,155	55,335	59,167	60,549
Income from operations	34,691	34,606	38,214	38,144
Net income	19,124	18,867	21,128	19,059
*Basic earnings per common share	0.44	0.43	0.47	0.42
*Diluted earnings per common share	0.42	0.41	0.46	0.42

*	The first quarter of 2003 includes $1.4 million ($0.8 million after tax) in repurchase premium expense and $0.2 million ($0.1 million after tax) in non-cash accelerated amortization of financing fees. See Note 5—Long Term Debt—Senior Subordinated Notes.

*	The second quarter of 2003 includes $1.4 million ($0.8 million after tax) in repurchase premium expense and $0.2 million ($0.1 million after tax) in non-cash accelerated amortization of financing fees. See Note 5—Long Term Debt—Senior Subordinated Notes.

*	The second quarter of 2004 includes a $1.2 million ($0.7 million after tax) non-cash write down of idled incinerator equipment and related spare parts.

*	The fourth quarter of 2004 includes $3.1 million ($1.9 million after tax) in redemption premium expense and $1.1 million ($0.7 million after tax) in non-cash accelerated amortization of financing fees. See Note 5—Long Term Debt—Senior Subordinated Notes.

*	Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

(in thousands)

	Balance 12/31/01	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/02
Allowance for doubtful accounts	$3,106	$3,412	$25	$(2,764)	$3,779
Accrued severance and closure costs	281	—	—	(156)	125
Accrued transition expenses	—	362	—	(362)	—
Deferred tax valuation allowance	$9,238	$(2,188)	$—	$—	$7,050

	Balance 12/31/02	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/03
Allowance for doubtful accounts	$3,779	$1,953	$263	$(1,846)	$4,149
Accrued severance and closure costs	125	—	—	(110)	15
Accrued transition expenses	—	670	—	(670)	—
Deferred tax valuation allowance	$7,050	$(6,128)	$—	$—	$922

	Balance 12/31/03	Charges To Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/04
Allowance for doubtful accounts	$4,149	$763	$175	$(899)	$4,188
Accrued severance and closure costs	15	(15)	—	—	—
Deferred tax valuation allowance	$922	$—	$—	$—	$922

(1) Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Statement Disclosure.

None.

Item 9a.	Controls and Procedures.

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included at Item 8.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies generally to all of our employees and, in addition, we have a adopted a finance department code of ethics that applies specifically to our President and Chief Executive Office, Chief Financial Officer, Vice President-Finance and the members of our finance department. Both codes are available on our website, www.stericycle.com, under “About Us/Corporate Governance,” Any amendment to or waiver of the finance department code of ethics will be posted on our website within five business days after the date of the amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Executive Compensation” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Executive Compensation” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on April 27, 2005 to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

No information is required by this Item.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2003 were approximately $395,000. This amount includes approximately $22,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico.

The aggregate fees billed by our independent registered public accounting firm, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2004 were approximately $484,000. This amount includes approximately $24,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico and approximately $64,000 for the specific scope audit and statutory audit of our subsidiary operating in the United Kingdom. In addition Ernst and Young LLP billed us approximately $150,000 in connection with the audit of our internal controls over financial reporting.

Audit Related Fees

Ernst & Young LLP billed us approximately $16,000 for the fiscal year ended December 31, 2003 relating to the internal controls requirements of the Sarbanes-Oxley Act of 2002. In the year ended December 31, 2004 Ernst & Young LLP did not bill us for any audit related fees. Ernst & Young LLP did not perform any other assurance or related services during either of these two fiscal years.

Tax Fees

Ernst & Young LLP did not provide any tax compliance, tax advice or tax planning services to us during the fiscal years ended December 31, 2003 and 2004.

All Other Fees

Ernst & Young LLP did not provide any other services to us during the fiscal years ended December 31, 2003 and 2004.

In accordance with policies adopted by the Audit Committee of our Board of Directors, all audit and non-audit related services to be performed for us by our independent public accountants must be approved in advance by the Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules and Exhibits

We have filed the following financial statements and financial statement schedules as part of this report:

All other financial statement schedules have been omitted because they are not applicable.

We have filed the following exhibits with this report:

Exhibit Index		Description	Filed with Electronic Submission

3.1	*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our 1996 Form S-1)

3.2	*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)

3.3	*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)

3.4	*	Amended and restated bylaws (incorporated by reference to Exhibit 3.2 to our 1996 Form S-1)

3.5	*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for 1999)

3.6	*	Amendment to amended and restated bylaws, effective August 10, 2004 (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

4.1	*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our 1996 Form S-1)

10.1	*

Amended and Restated Credit Agreement, dated as of October 5, 2001 (“Credit Agreement”), among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, Bank of America, N.A., as the administrative agent for the lenders, Banc of America Securities LLC, as the lead arranger and book manager, Credit Suisse First Boston and UBS Warburg LLC, as the co-syndication agents, and Fleet National Bank, as the documentation agent (incorporated by reference to our current report on Form 8-K filed October 15, 2001)

10.2	*

Amendment No. 1 to Credit Agreement, dated as of June 28, 2002, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 5, 2002)

10.3	*

Amendment No. 2 to Credit Agreement, dated as of January 27, 2003, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)

10.4	*

Amendment No. 3 to Credit Agreement, dated as of March 15, 2004, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004)

10.5	*

Amendment No. 4 and Consent to Credit Agreement, dated as of June 10, 2004, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004)

Exhibit Index		Description	Filed with Electronic Submission

10.6	*

Amendment No. 5 to Credit Agreement, dated as of July 5, 2004, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004)

10.7	*

Amendment No. 6 to Credit Agreement, dated as of August 23, 2004, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.8

Amendment No. 7 to Credit Agreement, dated as of February 2, 2005, among us as the borrower, certain subsidiaries of ours as guarantors, various financial institutions and other persons as lenders, and Bank of America, N.A., as the administrative agent

x

10.9	*†	Amended and Restated Incentive Compensation Plan (“1995 Plan”) (incorporated by reference to Exhibit 10.1 to our 1996 Form S-1)

10.10	*†	First amendment to 1995 Plan (incorporated by reference to Exhibit 10.7 to our 1999 Form S-3)

10.11	*†	Second amendment to 1995 Plan (incorporated by reference to Exhibit 10.7 to our annual report on Form 10-K for 2001)

10.12	*†

Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.13	*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)

10.14	*†

Form of stock option agreement for the grant of a nonstatutory stock option under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.15	*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)

10.16	*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3)

10.17	*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)

10.18	*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)

10.19	*†	Form of stock option agreement for a nonstatutory stock option under 1997 Plan (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.20	*†	Form of stock option agreement for an incentive stock option under 1997 Plan (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.21	*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)

10.22	*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)

Exhibit Index		Description	Filed with Electronic Submission

10.23	*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)

10.24	*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))

10.25	*†	Form of stock option agreement for a nonstatutory stock option under 2000 Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.26	*†	Employee Stock Purchase Plan (“ESPP”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66544)

10.27	*†	First amendment to ESPP (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2002)

14		Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)

21		Subsidiaries	x

23		Consent of Independent Registered Public Accounting Firm	x

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x

32		Section 906 Certification of Chief Executive Officer and Chief Financial Officer	x

*	Previously filed

†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

References to our “1996 Form S-1” are to our registration statement on Form S-1 as declared effective on August 22, 1996 (Registration No. 333-05665); and references to our “1999 Form S-3” are to our registration statement on Form S-3 as declared effective on February 4, 1999 (Registration No. 333-60591).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2005.

STERICYCLE, INC.

By:	/S/ MARK C. MILLER
Mark C. Miller President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ JACK W. SCHULER Jack W. Schuler	Chairman of the Board of Directors	March 11, 2005

/S/ MARK C. MILLER Mark C. Miller	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 11, 2005

/S/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director	March 11, 2005

/S/ ROD F. DAMMEYER Rod F. Dammeyer	Director	March 11, 2005

/S/ PATRICK F. GRAHAM Patrick F. Graham	Director	March 11, 2005

/S/ JOHN PATIENCE John Patience	Director	March 11, 2005

/S/ THOMAS R. REUSCHÉ Thomas R. Reusché	Director	March 11, 2005

/S/ L. JOHN WILKERSON, PH.D. L. John Wilkerson, Ph.D.	Director	March 11, 2005

/S/ PETER VARDY Peter Vardy	Director	March 11, 2005