Form 10-Q
period 2005-03-31
STERICYCLE INC
filed 2005-05-09
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

    As of May 6, 2005 there were 44,193,194 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   March 31,    December 31,
                                                                     2005          2004
                                                                  -----------   -----------
                                                                  (unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents....................................... $    13,158         7,850
Short-term investments..........................................         153            99
Accounts receivable, less allowance for doubtful
  accounts of $4,030 in 2005 and $4,188 in 2004.................      73,483        74,888
Parts and supplies..............................................       4,395         4,259
Prepaid expenses................................................       7,278         6,716
Notes receivable................................................       3,173         3,423
Deferred tax asset..............................................      11,449        13,296
Other...........................................................       7,487         4,961
                                                                  -----------   -----------
         Total current assets...................................     120,576       115,492
Property, plant and equipment, net..............................     136,392       135,512
                                                                  -----------   -----------
Other assets:
Goodwill, net...................................................     516,431       516,808
Intangible assets, less accumulated amortization of
  $8,121 in 2005 and $7,951 in 2004.............................      49,908        50,800
Notes receivable................................................       9,517         9,517
Other...........................................................       6,056         6,012
                                                                  -----------   -----------
  Total other assets............................................     581,912       583,137
                                                                  -----------   -----------
         Total assets........................................... $   838,880   $   834,141
                                                                  ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................... $    18,692   $    13,218
Accounts payable................................................      17,524        17,998
Accrued liabilities.............................................      50,569        44,411
Deferred revenue................................................      10,104         7,611
                                                                  -----------   -----------
         Total current liabilities..............................      96,889        83,238
                                                                  -----------   -----------
Long-term debt, net of current portion..........................     187,604       190,431
Deferred income taxes...........................................      61,281        57,477
Other liabilities...............................................       6,812         7,623
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 44,143,054 issued and outstanding in
  in 2005, 44,732,070 issued and outstanding in 2004)...........         442           448
Additional paid-in capital......................................     267,656       298,046
Accumulated other comprehensive income..........................       1,964         2,461
Retained earnings...............................................     216,232       194,417
                                                                  -----------   -----------
Total shareholders' equity......................................     486,294       495,372
                                                                  -----------   -----------
  Total liabilities and shareholders' equity.................... $   838,880   $   834,141
                                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                          Three Months Ended
                                             March 31,
                                     ------------------------
                                           2005         2004
                                     ----------- ------------
Revenues........................... $   140,578  $   117,556

Costs and expenses:
  Cost of revenues.................      75,480       60,853
  Selling, general and
    administrative expenses........      20,685       17,222
  Depreciation and amortization....       5,228        4,674
  Acquisition related costs........          90          116
                                     -----------  -----------
     Total costs and expenses......     101,483       82,865
                                     -----------  -----------
Income from operations.............      39,095       34,691
                                     -----------  -----------
Other income (expense):
  Interest income..................          67           52
  Interest expense.................      (2,343)      (2,529)
  Other expense....................        (898)        (420)
                                     -----------  -----------
     Total other income (expense)..      (3,174)      (2,897)
                                     -----------  -----------
Income before income taxes.........      35,921       31,794
Income tax expense.................      14,106       12,670
                                     -----------  -----------
Net income......................... $    21,815  $    19,124
                                     ===========  ===========

Earnings per share - Basic......... $      0.49  $      0.44
                                     ===========  ===========

Earnings per share - Diluted....... $      0.48  $      0.42
                                     ===========  ===========

Weighted average number of
  common shares outstanding--Basic.  44,559,051   43,154,583
                                     ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  45,510,561   46,045,010
                                     ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                       For the Three
                                                                   Months Ended March 31,
                                                                  ----------------------
                                                                       2005        2004
                                                                  ----------  ----------
OPERATING ACTIVITIES:
Net income...................................................... $   21,815  $   19,124
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................         18          21
    Deferred income taxes.......................................      5,651        (768)
    Tax benefit of disqualifying dispositions of stock options
      and exercise of non-qualified stock options...............      1,419       2,067
    Loss on sale and impairment of property and equipment.......         --          91
    Depreciation................................................      4,932       4,070
    Amortization................................................        296         604
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................      1,405         733
    Parts and supplies..........................................       (136)        298
    Prepaid expenses and other assets...........................     (3,104)      4,319
    Accounts payable............................................       (474)     (6,154)
    Accrued liabilities.........................................      1,899       1,163
    Deferred revenue............................................      2,493       2,637
                                                                  ----------  ----------
Net cash provided by operating activities.......................     36,214      28,205
                                                                  ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................       (707)     (7,621)
  Short-term investments........................................        (54)        307
  Proceeds from sale of equipment...............................         16         253
  Capital expenditures..........................................     (6,312)     (5,347)
                                                                  ----------  ----------
Net cash used in investing activities...........................     (7,057)    (12,408)
                                                                  ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable....................        642         618
  Net borrowings/(repayments) of senior credit facility.........      3,000     (18,000)
  Repayment of long-term debt...................................       (831)       (949)
  Purchase/cancellation of common stock.........................    (29,544)     (4,294)
  Principal payments on capital lease obligations...............       (210)       (259)
  Proceeds from other issuances of common stock.................      2,243       3,240
                                                                  ----------  ----------
Net cash used in financing activities...........................    (24,700)    (19,644)
Effect of exchange rate changes on cash.........................        851        (261)
                                                                  ----------  ----------
Net increase (decrease) in cash and cash equivalents............      5,308      (4,108)
Cash and cash equivalents at beginning of period................      7,850       7,240
                                                                  ----------  ----------
Cash and cash equivalents at end of period...................... $   13,158  $    3,132
                                                                  ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions           $       --  $       70
Net issuances of notes payable for certain acquisitions          $       --  $    5,000

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2004, as filed with our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2005.

NOTE 2-ACQUISITIONS

During the quarter ended March 31, 2005, our Mexican subsidiary, Medam S.A. de C.V. acquired selected assets of Servicios Ecologicos PEGE y Asociados S. De R.L. de C.V. The purchase price was not material and the acquisition was not significant to our operations.

NOTE 3--STOCK OPTIONS

During the quarter ended March 31, 2005, options to purchase 639,295 shares of common stock were granted to employees. These options vest ratably over a five-year period and have exercise prices of $44.25-$46.02 per share. In addition in February 2005 warrants to purchase 900 shares of common stock were granted to an outside consultant. These warrants vest ratably over a five-year period and have an exercise price of $45.80.

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

For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                      Three Months Ended
                                          March 31,
                                       2005       2004
                                    ---------------------
Stock options expense included
  in net income.................... $      11  $     13
                                     ---------  --------
As reported net income............. $  21,815  $ 19,124
Pro forma impact of stock options,
  net of tax.......................     1,749     1,811
                                     ---------  --------
Pro forma net income............... $  20,066  $ 17,313
Earnings per share                   =========  ========
     Basic-as reported............. $    0.49  $   0.44
                                     =========  ========
     Basic-pro forma............... $    0.45  $   0.40
                                     =========  ========
     Diluted-as reported........... $    0.48  $   0.42
                                     =========  ========
     Diluted-pro forma............. $    0.45  $   0.38
                                     =========  ========

NOTE 4--COMMON STOCK.

During the quarter ended March 31, 2005, options to purchase 158,949 shares of common stock were exercised at prices ranging from $6.28- $46.98 per share. During the quarter, we repurchased on the open market and subsequently cancelled 748,600 shares of common stock. The weighted average repurchase price was $45.52 per share. At March 31, 2005 the $4.5 million for the final settlement of purchases made on March 29-31, 2005, which was not required to be paid until April, 2005, was recorded as an accrued liability on the balance sheet.

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

STERICYCLE, INC. AND SUBSIDIARIES
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                                   Three Months Ended
                                                      March 31,
                                               ------------------------
                                                  2005         2004
                                               -----------  -----------
Numerator:
   Numerator for basic earnings per share
    net income............................... $    21,815  $    19,124
                                               ===========  ===========
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  44,559,051   43,154,583
                                               -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................     946,437    1,060,457
    Warrants.................................       5,073        8,587
    Convertible preferred stock..............          --    1,821,383
                                               -----------  -----------
  Dilutive potential shares..................     951,510    2,890,427
                                               -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  45,510,561   46,045,010
                                               ===========  ===========

Earnings per share - Basic................... $      0.49  $      0.44
                                               ===========  ===========

Earnings per share - Diluted................. $      0.48  $      0.42
                                               ===========  ===========

NOTE 6--COMPREHENSIVE INCOME

The components of total comprehensive income are net income and the change in cumulative currency translation adjustments. The following table details the total comprehensive income for the current and prior year periods (in thousands).

                                                   Changes in
                                                  Balance Sheet
                                                -------------------     Total
                                       Net          Currency        Comprehensie
                                      Income      Translation          Income
                                    ----------------------------------------------
Three months ended March 31, 2004   $  19,124      $   (194)         $  18,930
Three months ended March 31, 2005      21,815          (497)            21,318

NOTE 7--GUARANTEE

We have guaranteed a loan to the Azoroz Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd. ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five year loan with a current balance of $9.3 million with the Azoroa Bank that expires in June 2009.

NOTE 8--GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, net of amortization, for the three months ended March 31, 2005, was as follows (in thousands):

                                      United    Foreign
                                      States    Countries   Total
                                    ---------- --------- ----------
Balance as of January 1, 2005       $ 475,581  $ 41,227  $ 516,808
Change due to currency fluctuations        --      (418)      (418)
Changes in Goodwill for
    2004 acquisitions                    (286)       --       (286)
Goodwill in 2005 acquisitions              --       327        327
                                    ---------- --------- ----------
Balance as of March 31, 2005        $ 475,295  $ 41,136  $ 516,431
                                    ========== ========= ==========

NOTE 9--LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be initiated for a variety of reasons.

During the quarter ended March 31, 2005, there were no material developments in any of the litigation that we described in our annual report on Form 10-K for 2004 (which we filed on March 11, 2005) other than what we have already reported in our Form 10-K.

NOTE 10--GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States and Foreign Countries based on our consideration of the criteria detailed in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada, which are immaterial, are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

                                     Three Months Ended
                                          March 31,
                                    ---------------------
                                       2005       2004
                                    ---------------------
                                       (in thousands)
Medical waste management services...$ 117,575  $ 109,491
                                     ---------  ---------
Total Revenues......................  117,575    109,491
                                     ---------  ---------
Net interest expense................    1,882      2,431
Income before income taxes..........   34,913     29,526
Income taxes........................   13,574     12,602
                                     ---------  ---------
Net income..........................$  21,339  $  16,924
                                     ---------  ---------
Depreciation and amortization.......$   3,759  $   4,248
                                     =========  =========

Detailed information for our Foreign Countries reporting segment is as follows:

                                     Three Months Ended
                                          March 31,
                                    ---------------------
                                       2005       2004
                                    ---------------------
                                      (in thousands)
Medical waste management services...$  22,881  $   5,100
Proprietary equipment and technology
    license sales...................      122      2,965
                                     ---------  ---------
Total Revenues......................   23,003      8,065
                                     ---------  ---------
Net interest expense................      394         46
Income before income taxes..........    1,008      2,268
Income taxes........................      532         68
                                     ---------  ---------
Net income..........................$     476  $   2,200
                                     ---------  ---------
Depreciation and amortization.......$   1,469  $     426
                                     =========  =========

NOTE 11--SUBSEQUENT EVENTS

In the first two weeks of April 2005 we completed three acquisitions of medical waste businesses in the United States and one in the United Kingdom. The total purchase price of the four acquisitions was $38.1 million, of which $18.5 million was paid in cash and $19.6 million was paid by promissory notes. None of these acquisitions, either individually or in the aggregate, was significant to our operations.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The following summarizes (in thousands) the Company's operations:

                                                             Three Months Ended March 31,
                                                       -----------------------------------------
                                                              2005                  2004
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $140,578     100.0   $ 117,556      100.0
Cost of revenues.....................................   75,480      53.7      60,853       51.8
Depreciation.........................................    4,165       3.0       3,548        3.0
                                                       --------  --------    --------    -------
Total cost of revenues...............................   79,645      56.7      64,401       54.8
Gross profit.........................................   60,933      43.3      53,155       45.2
Selling, general and
  administrative expenses............................   20,685      14.7      17,222       14.7
Depreciation.........................................      767       0.5         522        0.4
Amortization.........................................      296       0.2         604        0.5
Acquisition related expenses.........................       90       0.1         116        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   21,838      15.5      18,464       15.7
Income from operations...............................   39,095      27.8      34,691       29.5
Net income...........................................   21,815      15.5      19,124       16.3
Earnings per share-diluted........................... $   0.48             $    0.42

Revenues. Revenues increased $23.0 million, or 19.6%, to $140.6 million during the quarter ended March 31, 2005 from $117.6 million during the comparable quarter in 2004 as a result of acquisitions completed during 2004 and our continued strategy of focusing on sales to higher- margin small quantity customers. International machinery revenues had been $2.8 million during the comparable quarter in 2004 as a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan. During the quarter ended March 31, 2005, acquisitions less than one year old contributed approximately $17.8 million to the increase in our revenues from 2004. For the quarter, our base internal revenue growth for small quantity customers increased approximately 9% and revenues from large quantity customers increased by approximately 3% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $15.2 million to $79.6 million during the quarter ended March 31, 2005 from $64.4 million during the comparable quarter in 2004. This increase in primarily related to our increased revenues during 2005 compared to 2004. Our gross margin percentage decreased to 43.3% during the quarter from 45.2% during the same quarter in 2004 due to increased revenues from the international acquisitions completed during 2004, which have lower gross margins, and lower revenues from machinery sales, which in combination reduced gross margins by approximately 310 basis points. This was partially offset by an increase in gross margins on our domestic business by approximately 120 basis points as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program from 75,000 to 89,000.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $21.8 million for the quarter ended March 31, 2005 from $18.5 million for the comparable quarter in 2004. The increase was the result of higher spending related to our acquisitions and strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives. Legal expenses increased in the quarter ended March 31, 2005 to $1.8 million from $0.9 million in the comparable quarter in 2004. Amortization expense decreased to $0.3 million during the quarter from $0.6 million in the same quarter in 2004. This decrease was the result of intangible assets being fully amortized during the fourth quarter of 2004. Acquisition related expenses were unchanged at $0.1 million in 2005 as compared to 2004. Selling, general and administrative expenses as a percent of revenues decreased to 15.5% during the quarter from 15.7% during the comparable quarter in 2004.

Income from operations. Income from operations increased to $39.1 million for the quarter ended March 31, 2005 from $34.7 million for the comparable quarter in 2004. The increase was due to higher gross profit, partially offset by the higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue decreased to 27.8% during the quarter from 29.5% during the same quarter in 2004 as a result of our international operations having lower operating margins than our domestic operations.

Net interest expense. Net interest expense decreased to $2.3 million during the quarter ended March 31, 2005 from $2.5 million during the comparable quarter in 2004 due to lower interest rates on our outstanding debt.

Income tax expense. Income tax expense increased to $14.1 million for the quarter ended March 31, 2005 from $12.7 million for the comparable quarter in 2004. The increase was due to higher taxable income partially offset by a lower effective tax rate. The effective tax rates for the quarters ended March 31, 2005 and 2004 were 39.3% and 39.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our credit facility requires us to comply with various financial, reporting, and other covenants and restrictions, including a restriction on dividend payments. At March 31, 2005 we were in compliance with all of our financial debt covenants. As of March 31, 2005, we had $174.4 million of borrowings outstanding under our senior secured credit facility, consisting of $112.0 million under our $205.0 million revolving credit facility and $62.4 million under our Term A loan facility. In addition we had $33.7 million committed to letters of credit. At March 31, 2005 the margin for interest rates on borrowings under our revolving credit facility and the Term A component was 0.0% on base rate loans and 1.25% on Libor loans.

Working Capital. At March 31, 2005, our working capital was $23.7 million compared to working capital of $32.3 million at December 31, 2004.

Net Cash Provided or Used. Net cash provided by operating activities was $36.2 million during the three months ended March 31, 2005 compared to $28.2 million for the comparable period in 2004. This increase was primarily due to higher deferred tax assets, accounts payable and deferred revenue balances and higher income partially offset by increased other asset balances. Net cash provided by operating activities in 2005 included a $1.4 million tax benefit from disqualifying dispositions of stock options and exercise of non-qualified stock options as compared to a $2.1 million tax benefit in 2004. When the company adopts FAS 123R this tax benefit will be not be recorded under net cash provided by operating activities but will be reclassified to net cash used in financing activities.

Net cash used in investing activities for the three months ended March 31, 2005 was $7.1 million compared to $12.4 million for the comparable period in 2004. This decrease is primarily attributable to a decrease in payments for acquisitions partially offset by an increase in capital expenditures. Cash investments in acquisitions and international joint ventures for the three months ended March 31, 2005 were $0.7 million versus $7.6 million in the comparable period in 2004. Capital expenditures were $6.3 million for the period compared to $5.3 million during the same period in 2004 primarily attributable to the investments being made to rollout the BioSystems program nationwide. At March 31, 2005 we had approximately 10% of our treatment capacity in North America in incineration and approximately 90% in non- incineration technologies such as our proprietary patented ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $24.7 million during the three months ended March 31, 2005 compared to $19.6 million for the comparable period in 2004. This is primarily the result of the repurchase of 748,600 shares of common stock in the quarter ended March 31, 2005.

In addition at March 31, 2005 we had $17.1 million outstanding related to promissory notes issued in connection with acquisitions during 2002 and 2004, consisting primarily of a 3 year note issued as part of the White Rose Environmental Ltd., acquisition, which had an outstanding balance of $10.7 million at March 31, 2005.

Guarantees: We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $9.3 million with the Azoroa Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the three months ended March 31, 2005 of shares of our common stock.

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
                                                                          Approximate
                                                                             Dollar
                                                                           Value) of
                                                               Total       Shares (or
                                                           Number of ShareUnits) that
                                                Average      (or Units)    May Yet Be
                                   Total         Price     Purchased as Pa Purchased
                               Number of Share Paid per     of Publicly    Under the
                                (or Units)       Share     Announced Plans Plans or
Period                           Purchased     (or Unit)    or Programs     Programs
======================================================================================
January 1-January 31, 2005               --           --              --    1,868,570
February 1-February 28, 2005        544,000        45.88         544,000    2,803,000
March 1-March 31, 2005              204,600        44.56         204,600    2,598,400

The shares were repurchased as part of the plan announced on May 16, 2002, authorizing the repurchase of up to 3,000,000 shares of our common stock and amended in February 2005 to authorize the repurchase of an additional 1,478,430 shares. The plan does not have an expiration date.

ITEM 6. EXHIBITS

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

Dated: May 9, 2005.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)