Form 10-Q
period 2005-06-30
STERICYCLE INC
filed 2005-08-09
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

    As of August 8, 2005 there were 44,450,453 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    June 30,    December 31,
                                                                      2005          2004
                                                                  -----------   -----------
                                                                  (unaudited)    (audited)
                             ASSETS
Current assets:
Cash and cash equivalents....................................... $    10,793         7,850
Short-term investments..........................................         374            99
Accounts receivable, less allowance for doubtful
  accounts of $4,479 in 2005 and $4,188 in 2004.................      86,209        74,888
Parts and supplies..............................................       4,710         4,259
Prepaid expenses................................................      11,578         6,716
Notes receivable................................................       2,773         3,423
Deferred tax asset..............................................      12,726        13,296
Other...........................................................       9,858         4,961
                                                                  -----------   -----------
         Total current assets...................................     139,021       115,492
Property, plant and equipment, net..............................     124,812       135,512
Other assets:
Goodwill, net...................................................     584,206       516,808
Intangible assets, less accumulated amortization of
  $8,488 in 2005 and $7,951 in 2004.............................      50,581        50,800
Notes receivable................................................       9,517         9,517
Other...........................................................       2,409         6,012
                                                                  -----------   -----------
  Total other assets............................................     646,713       583,137
                                                                  -----------   -----------
         Total assets........................................... $   910,546   $   834,141
                                                                  ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................... $     8,282   $    13,218
Accounts payable................................................      19,371        17,998
Accrued liabilities.............................................      45,933        44,411
Deferred revenue................................................      11,448         7,611
                                                                  -----------   -----------
         Total current liabilities..............................      85,034        83,238
                                                                  -----------   -----------
Long-term debt, net of current portion..........................     245,843       190,431
Deferred income taxes...........................................      64,339        57,477
Other liabilities...............................................       6,644         7,623
Shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 44,210,093 issued and outstanding in
  in 2005, 44,732,070 issued and outstanding in 2004)...........         443           448
Additional paid-in capital......................................     268,652       298,046
Accumulated other comprehensive income..........................         377         2,461
Retained earnings...............................................     239,214       194,417
                                                                  -----------   -----------
Total shareholders' equity......................................     508,686       495,372
                                                                  -----------   -----------
  Total liabilities and shareholders' equity.................... $   910,546   $   834,141
                                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                          Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                     ------------------------  ------------------------
                                           2005         2004         2005         2004
                                     ----------- ------------  ----------- ------------
Revenues........................... $   149,148  $   123,793  $   289,726  $   241,349

Costs and expenses:
  Cost of revenues.................      79,863       64,378      155,343      125,231
  Selling, general and
    administrative expenses........      21,980       18,330       42,665       35,552
  Depreciation and amortization....       5,142        5,246       10,370        9,920
  Write off of fixed assets........          --        1,155           --        1,155
  Acquisition related costs........         180           78          270          194
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......     107,165       89,187      208,648      172,052
                                     -----------  -----------  -----------  -----------
Income from operations.............      41,983       34,606       81,078       69,297
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................         133           66          200          118
  Interest expense.................      (3,254)      (2,584)      (5,597)      (5,113)
  Write-off deferred financing fees
    (2005)/Loan amendment fees (2004)      (197)        (333)        (197)        (333)
  Other expense....................        (909)        (547)      (1,807)        (967)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (4,227)      (3,398)      (7,401)      (6,295)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      37,756       31,208       73,677       63,002
Income tax expense.................      14,774       12,341       28,880       25,011
                                     -----------  -----------  -----------  -----------
Net income......................... $    22,982  $    18,867  $    44,797  $    37,991
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.52  $      0.43  $      1.01  $      0.87
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.51  $      0.41  $      0.99  $      0.82
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Basic........  44,122,836   44,094,824   44,339,738   43,715,767
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  45,064,080   46,216,242   45,285,644   46,304,672
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                       For the Six
                                                                   Months Ended June 30,
                                                                  ----------------------
                                                                     2005        2004
                                                                  ----------  ----------
OPERATING ACTIVITIES:
Net income...................................................... $   44,797  $   37,991
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................         18          21
    Write-off deferred financing fees...........................        197          --
    Deferred income taxes.......................................      7,432       9,992
    Tax benefit of disqualifying dispositions of stock options
      and exercise of non-qualified stock options...............      3,291       4,826
    Loss on sale and impairment of property and equipment.......         --       1,407
    Depreciation................................................      9,698       8,726
    Amortization................................................        672       1,194
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................     (8,496)     (2,091)
    Parts and supplies..........................................       (419)         12
    Prepaid expenses and other assets...........................     (6,166)      4,828
    Accounts payable............................................      1,174      (5,848)
    Accrued liabilities.........................................      1,093     (14,223)
    Deferred revenue............................................      3,837          47
                                                                  ----------  ----------
Net cash provided by operating activities.......................     57,128      46,882
                                                                  ----------  ----------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................    (34,390)    (55,941)
  Short-term investments........................................       (275)        539
  Proceeds from sale of equipment...............................         79          61
  Capital expenditures..........................................    (13,816)    (15,013)
                                                                  ----------  ----------
Net cash used in investing activities...........................    (48,402)    (70,354)
                                                                  ----------  ----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable....................        642         618
  Net borrowings of 2001 senior credit facility.................     27,500      32,000
  Repayment of 2001 senior credit facility......................   (198,853)         --
  Borrowings on 2005 senior credit facility.....................    198,853          --
  Repayment of long-term debt...................................     (1,739)     (2,104)
  Payments of deferred financing costs..........................        (97)         --
  Purchase/cancellation of common stock.........................    (39,243)     (5,660)
  Principal payments on capital lease obligations...............       (425)       (498)
  Proceeds from other issuances of common stock.................      6,535       7,549
                                                                  ----------  ----------
Net cash (used in) provided by financing activities.............     (6,827)     31,905
Effect of exchange rate changes on cash.........................      1,044        (607)
                                                                  ----------  ----------
Net increase in cash and cash equivalents.......................      2,943       7,826
Cash and cash equivalents at beginning of period................      7,850       7,240
                                                                  ----------  ----------
Cash and cash equivalents at end of period...................... $   10,793  $   15,066
                                                                  ==========  ==========

Non-cash activities:
Net issuances of common stock for certain acquisitions           $       --  $       70
Net issuances of notes payable for certain acquisitions          $   24,650  $   14,788

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2004, as filed with our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2005.

NOTE 2--ACQUISITIONS

During the quarter ended June 30, 2005, we completed six acquisitions of medical waste businesses and one acquisition of a pharmaceutical returns (reverse distribution) business, our Mexican subsidiary completed two acquisitions of medical waste businesses, and our United Kingdom subsidiary completed one acquisition of a medical waste business.

In April, we completed four acquisitions of medical waste businesses, consisting of selected assets of Envirotech of America, Inc. which operated in central New York, Medical Systems, Inc., which operated in Missouri, BioClean, Inc., which operated in western New York, and all of the stock of Sanford Motors, Inc. and two affiliated companies, which operated in eastern Pennsylvania and New Jersey. We also acquired all of the stock of Automated Health Technologies, Inc., a pharmaceutical returns company based in Florida. In May, we acquired selected assets of Five Star Waste, Inc., which operated a medical waste business in Florida, and in June, we acquired selected assets of Bio-Med Tec Inc. and an affiliated company, which operated a medical waste business in West Virginia and southern Ohio.

In addition, in April our United Kingdom subsidiary, Stericycle International, Ltd., acquired all of the stock of Healthcare Waste Limited (formerly known as Select Environmental Limited), which operated a medical waste business in southern England, and our Mexican subsidiary, Medam S.A. de C.V., completed the acquisition of the stock of Planta Incineradora de Residuos Biologicos Infecciosos, S.A. de C.V. and Soluciones Ecologicas Integrales, S.A. de C.V.

During the quarter ended March 31, 2005, our Mexican subsidiary, Medam S.A. de C.V. acquired selected assets of Servicios Ecologicos PEGE y Asociados S. De R.L. de C.V.

The aggregate net purchase price of our acquisitions during the six months ended June 30, 2005 was approximately $59.0 million, of which $34.4 million was paid in cash and $24.6 million was paid by the issuance of promissory notes. These acquisitions were not significant to our operations, either individually or in the aggregate. The purchase price allocations for these acquisitions are preliminary pending completion of certain intangible asset valuations.

NOTE 3--STOCK OPTIONS

During the quarter ended June 30, 2005, options to purchase 40,600 shares of common stock were granted to employees. These options vest over a five-year period in annual increments of 20% of the option shares and have exercise prices of $44.05-$49.68 per share. In addition options to purchase 38,496 shares of common stock were granted to outside directors. These options vest on the first anniversary of their grant and have an exercise price of $48.01 per share.

During the quarter ended March 31, 2005, options to purchase 639,295 shares of common stock were granted to employees. These options vest over a five-year period in annual increments of 20% of the option shares and have exercise prices of $44.25-$46.02 per share. In addition, in February 2005 warrants to purchase 900 shares of common stock were granted to an outside consultant. These warrants become exercisable over a five-year period in annual increments of 20% of the shares and have an exercise price of $45.80 per share.

We have elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employee" ("APB 25") and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of our employee fixed stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. We are required to adopt FAS 123R, which replaces FAS 123 and supercedes APB 25, beginning January 1, 2006.

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

For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                     -------------------------  ---------------------------
                                         2005          2004          2005          2004
                                     -------------------------  ---------------------------
Stock options expense included
  in net income....................  $        --   $        --   $        11   $        13
                                      -----------   -----------   -----------   -----------
As reported net income.............  $    22,982   $    18,867   $    44,797   $    37,991
Pro forma impact of stock options,
  net of tax.......................        1,544         1,674         2,785         3,466
                                      -----------   -----------   -----------   -----------
Pro forma net income...............  $    21,438   $    17,193   $    42,012   $    34,525
Earnings per share                    ===========   ===========   ===========   ===========
     Basic-as reported.............  $      0.52   $      0.43   $      1.01   $      0.87
                                      ===========   ===========   ===========   ===========
     Basic-pro forma...............  $      0.49   $      0.39   $      0.95   $      0.79
                                      ===========   ===========   ===========   ===========
     Diluted-as reported...........  $      0.51   $      0.41   $      0.99   $      0.82
                                      ===========   ===========   ===========   ===========
     Diluted-pro forma.............  $      0.48   $      0.38   $      0.94   $      0.75
                                      ===========   ===========   ===========   ===========

NOTE 4--COMMON STOCK.

During the quarter ended June 30, 2005, options to purchase 171,449 shares of common stock were exercised at prices ranging from $6.38- $46.80 per share and warrants to purchase 4,389 shares of common stock were exercised at the price of $8.75 per share. During the quarter, we repurchased on the open market and subsequently cancelled 117,600 shares of common stock. The weighted average repurchase price was $43.92 per share.

During the quarter ended March 31, 2005, options to purchase 158,949 shares of common stock were exercised at prices ranging from $6.28- $46.98 per share and warrants to purchase 4,371 shares of common stock were exercised at the price of $8.75 per share. During the quarter, we repurchased on the open market and subsequently cancelled 748,600 shares of common stock. The weighted average repurchase price was $45.52 per share.

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                              ------------------------  ------------------------
                                                  2005         2004         2005         2004
                                              -----------  ----------- ------------  -----------
Numerator:
   Numerator for basic earnings per share
      Net income............................. $    22,982  $    18,867  $    44,797  $    37,991
                                               -----------  -----------  -----------  -----------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  44,122,836   44,094,824   44,339,738   43,715,767
  Effective of dilutive securities:
    Employee stock options...................     941,216    1,079,203      945,891      983,938
    Warrants.................................          28        8,694           15        8,630
    Convertible preferred stock..............          --    1,033,521           --    1,596,337
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................     941,244    2,121,418      945,906    2,588,905
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  45,064,080   46,216,242   45,285,644   46,304,672
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.52  $      0.43  $      1.01  $      0.87
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.51  $      0.41  $      0.99  $      0.82
                                               ===========  ===========  ===========  ===========

NOTE 6--SENIOR CREDIT FACILITY

In June 2005, we obtained a new $400.0 million senior unsecured revolving credit facilty maturing in June 2010 in place of our existing senior secured credit facility consisting of a $205.0 million revolving credit facility (under which borrowings of $136.5 million were outstanding) and a $62.4 million Term A loan, both maturing in September 2007. The new credit facility reduced the interest rates that we are charged by reducing the applicable margin that is added to the relevant interest rate. The new credit facility also allows us to borrow in pre-approved currencies other than United States dollars. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a "base rate" (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our consolidated leverage ratio. As of June 30, 2005, the margin for interest rates on borrowings under our new credit facility was zero on base rate loans and 0.75% on LIBOR loans.

As of June 30, 2005, we had $198.9 million of borrowings outstanding under our new senior secured credit facility. In addition, we had $43.2 million committed to outstanding letters of credit.

NOTE 7--COMPREHENSIVE INCOME

The components of total comprehensive income are net income and the change in cumulative currency translation adjustments. The following table details the total comprehensive income for the current and prior year periods (in thousands).

                                                     Changes in
                                                    Balance Sheet
                                                   --------------     Total
                                         Net         Currency     Comprehensive
                                        Income      Translation      Income
                                     -------------------------------------------
Three months ended June 30, 2004     $    18,867   $      (389)  $    18,478
Three months ended June 30, 2005          22,982        (1,587)       21,395
Six months ended June 30, 2004            37,991          (583)       37,408
Six months ended June 30, 2005            44,797        (2,084)       42,713

NOTE 8--GUARANTEE

We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five- year loan with a current balance of $9.3 million with the Azoroa Bank that expires in June 2009.

NOTE 9--GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, net of amortization, for the six months ended June 30, 2005 were as follows (in thousands):

                                        United        Foreign
                                        States       Countries       Total
                                     ------------  ------------  ------------
Balance as of January 1, 2005        $   475,581   $    41,227   $   516,808
Change due to currency fluctuation            --        (1,778)       (1,778)
Allocated to intangibles                    (255)       (1,543)       (1,798)
Changes in Goodwill for
    2004 acquistions                        (286)       17,230        16,944
Goodwill on 2005 acquisitions             48,375         5,655        54,030
                                     ------------  ------------  ------------
Balance as of June 30, 2005          $   523,415   $    60,791   $   584,206
                                     ============  ============  ============

During the quarter ended June 30, 2005 we performed our annual goodwill impairment evaluation for both of our reportable units, United States and Foreign Countries, and determined that none of our recorded goodwill was impaired. During this evaluation we calculated the fair value of the reporting units by mulitplying their EBITDA for the prior twelve months times a valuation multiple. The valuation multiple was consistent with multiples of EBITDA used to determine the fair value of acquisitions. The fair value was then compared to the reporting units' book value and determined to be in excess of the book value. The book value was determined by subtracting their total liabilities from their total assets. We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10--LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

During the quarter ended June 30, 2005, there were no material developments in any of the litigation that we described in our annual report on Form 10-K for 2004 other than what we have already reported in our Form 10-K.

NOTE 11--GEOGRAPHIC INFORMATION

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

Detailed information for our United States reporting segment is as follows:

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                    --------------------- ---------------------
                                       2005       2004       2005       2004
                                    --------------------- ---------------------
                                       (in thousands)        (in thousands)
Medical waste management services.. $ 123,805  $ 110,930  $ 241,380  $ 220,521
                                     ---------  ---------  ---------  ---------
Total revenues.....................   123,805    110,930    241,380    220,521
                                     ---------  ---------  ---------  ---------
Net interest expense...............     2,971      2,491      4,853      4,922
Income before income taxes.........    35,298     29,074     70,211     58,600
Income taxes.......................    13,987     12,063     27,561     24,665
                                     ---------  ---------  ---------  ---------
Net income......................... $  21,311  $  17,011  $  42,650  $  33,935
                                     =========  =========  =========  =========
Depreciation and amortization...... $   4,019  $   4,443  $   7,778  $   8,691

Detailed information for our Foreign Countries reporting segment is as follows:

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                    --------------------- ---------------------
                                       2005       2004       2005       2004
                                    --------------------- ---------------------
                                       (in thousands)        (in thousands)
Medical waste management services.. $  25,299  $   9,983  $  48,180  $  14,983
Proprietary equipment and technology
    license sales..................        44       2880        166       5845
                                     ---------  ---------  ---------  ---------
Total revenues.....................    25,343     12,863     48,346     20,828
                                     ---------  ---------  ---------  ---------
Net interest expense...............       347         27        741         73
Income before income taxes.........     2,458      2,134      3,466      4,402
Income taxes.......................       787        278      1,319        346
                                     ---------  ---------  ---------  ---------
Net income......................... $   1,671  $   1,856  $   2,147  $   4,056
                                     =========  =========  =========  =========
Depreciation and amortization...... $   1,123  $     803  $   2,592  $   1,229

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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The following summarizes (in thousands) the Company's operations:

                                                              Three Months Ended June 30,
                                                       -----------------------------------------
                                                              2005                  2004
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $149,148     100.0   $ 123,793      100.0
Cost of revenues.....................................   79,863      53.5      64,378       52.0
Depreciation.........................................    4,006       2.7       4,080        3.3
                                                       --------  --------    --------    -------
Total cost of revenues...............................   83,869      56.2      68,458       55.3
                                                       --------  --------    --------    -------
Gross profit.........................................   65,279      43.8      55,335       44.7
Selling, general and
  administrative expenses............................   21,980      14.7      18,330       14.8
Depreciation.........................................      760       0.5         576        0.5
Amortization.........................................      376       0.3         590        0.5
Acquisition related expenses.........................      180       0.1          78        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   23,296      15.6      19,574       15.8
Write off fixed assets...............................       --        --       1,155        0.9
                                                       --------  --------    --------    -------
Income from operations...............................   41,983      28.1      34,606       28.0
Net income...........................................   22,982      15.4      18,867       15.2
Earnings per share-diluted........................... $   0.51             $    0.41

Revenues. Revenues increased $25.4 million, or 20.5%, to $149.1 million during the quarter ended June 30, 2005 from $123.8 million during the comparable quarter in 2004 as a result of acquisitions completed during both 2004 and 2005, and our continued strategy of focusing on sales to higher-margin small quantity customers. International machinery revenues had been $2.9 million during the comparable quarter in 2004 as a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan. During the quarter ended June 30, 2005, acquisitions less than one year old contributed approximately $17.2 million to the increase in our revenues from 2004. For the quarter, our base internal revenue growth for small quantity customers increased approximately 9% and revenues from large quantity customers increased by approximately 6% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $15.4 million to $83.9 million during the quarter ended June 30, 2005 from $68.5 million during the comparable quarter in 2004. This increase is primarily related to our increased revenues during 2005 compared to 2004. Our gross margin percentage decreased to 43.8% during the quarter from 44.7% during the same quarter in 2004 due to increased revenues from the international acquisitions completed during 2004, which have lower gross margins, and lower revenues from machinery sales, which in combination reduced gross margins by approximately 130 basis points. This was partially offset by an increase in gross margins on our domestic business by approximately 40 basis points as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program from 80,000 to 91,000.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $23.3 million for the quarter ended June 30, 2005 from $19.6 million for the comparable quarter in 2004. The increase was the result of higher spending related to our acquisitions and strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives. Legal expenses increased in the quarter ended June 30, 2005 to $2.1 million from $0.9 million in the comparable quarter in 2004. Amortization expense decreased to $0.4 million during the quarter from $0.6 million in the same quarter in 2004. This decrease was the result of intangible assets being fully amortized during the fourth quarter of 2004. Acquisition related expenses increased to $0.2 million in 2005 as compared to $0.1 million in 2004 as a result of acquisitions completed during 2005. Selling, general and administrative expenses as a percent of revenues decreased to 15.6% during the quarter from 15.8% during the comparable quarter in 2004.

Income from operations. Income from operations increased to $42.0 million for the quarter ended June 30, 2005 from $34.6 million for the comparable quarter in 2004. The increase was due to higher gross profit, partially offset by the higher selling, general and administrative expenses during the quarter. During the quarter ended June 30, 2004 we had a non-cash write down of idled incinerator equipment and related spare parts in the amount of $1.2 million. Income from operations as a percentage of revenue increased to 28.1% during the quarter from 28.0% during the same quarter in 2004.

Net interest expense. Net interest expense increased to $3.1 million during the quarter ended June 30, 2005 from $2.5 million during the comparable quarter in 2004 due to higher debt levels.

Income tax expense. Income tax expense increased to $14.8 million for the quarter ended June 30, 2005 from $12.3 million for the comparable quarter in 2004. The increase was due to higher taxable income partially offset by a lower effective tax rate. The effective tax rates for the quarters ended June 30, 2005 and 2004 were 39.1% and 39.6%, respectively.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The following summarizes (in thousands) the Company's operations:

                                                              Six Months Ended June 30,
                                                       -----------------------------------------
                                                             2005                  2004
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $289,726     100.0   $ 241,349      100.0
Cost of revenues.....................................  155,343      53.6     125,231       51.9
Depreciation.........................................    8,171       2.8       7,628        3.2
                                                       --------  --------    --------    -------
Total cost of revenues...............................  163,514      56.4     132,859       55.0
                                                       --------  --------    --------    -------
Gross profit.........................................  126,212      43.6     108,490       45.0
Selling, general and
  administrative expenses............................   42,665      14.7      35,552       14.7
Depreciation.........................................    1,527       0.5       1,098        0.5
Amortization.........................................      672       0.2       1,194        0.5
Acquisition related costs............................      270       0.1         194        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   45,134      15.6      38,038       15.8
Write off fixed assets...............................       --        --       1,155        0.5
                                                       --------  --------    --------    -------
Income from operations...............................   81,078      28.0      69,297       28.7
Net income...........................................   44,797      15.5      37,991       15.7
Earnings per share-diluted........................... $   0.99             $    0.82

Revenues. Revenues increased $48.4 million or 20%, to $289.7 million during the six months ended June 30, 2005 from $241.3 million during the comparable period in 2004 as a result of acquisitions completed during both 2004 and 2005, and our continued strategy of focusing on sales to higher-margin small quantity customers. International machinery revenues had been $5.9 million during the comparable period in 2004 as a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan. During the six months ended June 30, 2005, acquisitions less than one year old contributed approximately $35.0 million to the increase in our revenues from 2004. For the six months, our base internal revenue growth for small quantity customers increased approximately 9% and revenues from large quantity customers increased by approximately 4% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the period.

Cost of revenues. Cost of revenues increased by $30.7 million to $163.5 million during the six months ended June 30, 2005 from $132.9 million during the comparable period in 2004. This increase is primarily related to our increased revenues during 2005 compared to 2004. Our gross margin percentage decreased to 43.6% during the period from 45.0% during the same period in 2004 due to increased revenues from the international acquisitions completed during 2004, which have lower gross margins, and lower revenues from machinery sales, which in combination reduced gross margins by approximately 215 basis points. This was partially offset by an increase in gross margins on our domestic business by approximately 80 basis points as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program from 80,000 to 91,000.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $45.1 million for the six months ended June 30, 2005 from $38.0 million for the comparable period in 2004. The increase was the result of higher spending related to our acquisitions and strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives. Legal expenses increased in the six months ended June 30, 2005 to $3.9 million from $1.8 million in the comparable period in 2004. Amortization expense decreased to $0.7 million during the six months from $1.2 million in the same period in 2004. This decrease was the result of intangible assets being fully amortized during the fourth quarter of 2004. Acquisition related expenses increased to $0.3 million in 2005 as compared to $0.2 million in 2004 as a result of acquisitions completed during 2005. Selling, general and administrative expenses as a percent of revenues decreased to 15.6% during the six months from 15.8% during the comparable period in 2004.

Income from operations. Income from operations increased to $81.1 million for the six months ended June 30, 2005 from $69.3 million for the comparable period in 2004. The increase was due to higher gross profit, partially offset by the higher selling, general and administrative expenses during the period. During the six months ended June 30, 2004 we had a non-cash write down of idled incinerator equipment and related spare parts in the amount of $1.2 million. Income from operations as a percentage of revenue decreased to 28.0% during the period from 28.7% during the same period in 2004 as a result of our international operations having lower operating margins than our domestic operations.

Net interest expense. Net interest expense increased to $5.4 million during the six months ended June 30, 2005 from $5.0 million during the comparable period in 2004 due to higher debt levels.

Income tax expense. Income tax expense increased to $28.9 million for the six months ended June 30, 2005 from $25.0 million for the comparable period in 2004. The increase was due to higher taxable income partially offset by a lower effective tax rate. The effective tax rates for the six months ended June 30, 2005 and 2004 were 39.2% and 39.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2005 we obtained a new $400 million senior unsecured revolving credit facility that will mature in June 2010. At June 30, 2005 the margin for interest rates on borrowings under our revolving credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans. The new facility replaced our prevous senior secured facility, which consisted of a $205 million revolving credit facility and a $62.4 million Term A loan. Our credit facility requires us to comply with various financial, reporting, and other covenants and restrictions, including a restriction on dividend payments. At June 30, 2005 we were in compliance with all of our financial debt covenants. As of June 30, 2005, we had $198.9 million of borrowings outstanding under our senior secured credit facility. In addition we had $43.2 million committed to letters of credit.

Working Capital. At June 30, 2005, our working capital was $54.0 million compared to working capital of $32.3 million at December 31, 2004.

Net Cash Provided or Used. Net cash provided by operating activities was $57.1 million during the six months ended June 30, 2005 compared to $46.9 million for the comparable period in 2004. This increase was primarily due to higher income and deferred revenue, accounts payable and accrued liability balances partially offset by increased accounts receivable and other asset balances. Net cash provided by operating activities in 2005 included a $3.3 million tax benefit from disqualifying dispositions of stock options and exercise of non-qualified stock options as compared to a $4.8 million tax benefit in 2004. When the company adopts FAS 123R this tax benefit will be not be recorded under net cash provided by operating activities but will be reclassified to net cash used in financing activities.

Net cash used in investing activities for the six months ended June 30, 2005 was $48.4 million compared to $70.4 million for the comparable period in 2004. This decrease is primarily attributable to a decrease in payments for acquisitions. Cash investments in acquisitions and international joint ventures for the six months ended June 30, 2005 were $34.4 million versus $55.9 million in the comparable period in 2004. Capital expenditures were $13.8 million for the period compared to $15.0 million during the same period in 2004 primarily attributable to the investments being made to rollout the BioSystems program nationwide. At June 30, 2005 we had approximately 10% of our treatment capacity in North America in incineration and approximately 90% in non- incineration technologies such as our proprietary patented ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $6.8 million during the six months ended June 30, 2005 compared to net cash provided by financing activities of $31.9 million for the comparable period in 2004. This is primarily the result of the repurchase of 866,200 shares of common stock in the six months ended June 30, 2005.

In addition at June 30, 2005 we had $38.2 million outstanding related to promissory notes issued in connection with acquisitions during 2002, 2004 and 2005.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $2.0 million.

We have exposure to currency exchange rate fluctuations between the US dollar (USD) and UK pound sterling (GBP) related to a 15 million GBP intercompany loan with Stericycle International, Ltd., the parent company of White Rose Environmental. We have attempted to hedge this exposure by purchasing forward contracts for the future sale of GBP that align with the repayment terms of the intercompany loan. The contracts are marked to market at the end of each reporting period and the gain or loss, along with the currency gain or loss on the underlying loan balance, is recorded in the other income/expense line of the income statement.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the six months ended June 30, 2005 of shares of our common stock.

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
                                                           Number of ShareUnits) that
                                                Average      (or Units)    May Yet Be
                                   Total         Price     Purchased as Pa Purchased
                               Number of Share Paid per     of Publicly    Under the
                                (or Units)       Share     Announced Plans Plans or
Period                           Purchased     (or Unit)    or Programs     Programs
======================================================================================
January 1-January 31, 2005               --           --              --    1,868,570
February 1-February 28, 2005        544,000        45.88         544,000    2,803,000
March 1-March 31, 2005              204,600        44.56         204,600    2,598,400
April 1-April 30, 2005              117,600        43.92         117,600    2,480,800
May 1-May 31, 2005                       --           --              --    2,480,800
June 1-June 30, 2005                     --           --              --    2,480,800

The shares were repurchased as part of the plan announced on May 16, 2002, authorizing the repurchase of up to 3,000,000 shares of our common stock and amended in February 2005 to authorize the repurchase of an additional 1,478,430 shares. The plan does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2005 Annual Meeting of Stockholders on April 27, 2005 in Rosemont, Illinois. At the meeting, all nine of our incumbent directors standing for re-election were reelected by the stockholders, by the following votes:

Nominee	Votes For	Votes Withheld
Jack W. Schuler	26,068,263	15,019,217
Mark C. Miller	40,191,331	896,149
Rod F. Dammeyer	40,773,481	313,999
Patrick F. Graham	40,039,268	1,048,212
Jonathan T. Lord, M.D.	40,819,614	267,866
John Patience	40,177,132	910,348
Thomas R. Reusché	40,782,826	304,654
Peter Vardy	40,068,108	1,019,462
L. John Wilkerson, Ph.D.	40,045,691	1,041,789

In addition, the stockholders voted to approve our 2005 Incentive Stock Plan by the following vote:

For	Against	Abstain	Broker Non-Vote
29,794,791	4,664,174	39,048	6,589,467

The stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent public accountants for 2005 by the following vote:

For	Against	Abstain	Broker Non-Vote
40,268,626	800,813	18,041	-

Finally, the stockholders voted on a stockholder proposal regarding a plan for the elimination of incineration. This proposal was defeated by the following vote:

For	Against	Abstain	Broker Non-Vote
2,487,713	27,157,706	4,852,374	6,589,687

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

Dated: August 9, 2005.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)