Form 10-Q
period 2005-09-30
STERICYCLE INC
filed 2005-11-08
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [  ] NO [X],

    As of November 7, 2005 there were 44,122,769 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  September 30,  December 31,
                                                                      2005           2004
                                                                  ------------   -----------
                                                                  (unaudited)     (audited)
                             ASSETS
Current assets:
Cash and cash equivalents....................................... $      3,795         7,850
Short-term investments..........................................          290            99
Accounts receivable, less allowance for doubtful
  accounts of $4,387 in 2005 and $4,188 in 2004.................       89,983        74,888
Parts and supplies..............................................        4,525         4,259
Prepaid expenses................................................        9,171         6,716
Notes receivable................................................        2,698         3,423
Deferred tax asset..............................................       11,887        13,296
Other...........................................................       12,946         4,961
                                                                  ------------   -----------
         Total current assets...................................      135,295       115,492
Property, plant and equipment, net..............................      126,350       135,512
                                                                  ------------   -----------
Other assets:
Goodwill, net...................................................      611,057       516,808
Intangible assets, less accumulated amortization of
  $8,969 in 2005 and $7,951 in 2004.............................       49,629        50,800
Notes receivable................................................        9,517         9,517
Other...........................................................        2,961         6,012
                                                                  ------------   -----------
  Total other assets............................................      673,164       583,137
                                                                  ------------   -----------
         Total assets........................................... $    934,809   $   834,141
                                                                  ============   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................... $     12,033   $    13,218
Accounts payable................................................       24,873        17,998
Accrued liabilities.............................................       46,420        44,411
Deferred revenue................................................       11,584         7,611
                                                                  ------------   -----------
         Total current liabilities..............................       94,910        83,238
                                                                  ------------   -----------
Long-term debt, net of current portion..........................      235,282       190,431
Deferred income taxes...........................................       67,240        57,477
Other liabilities...............................................        5,382         7,623
Shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 44,280,914 issued and outstanding in
  in 2005, 44,732,070 issued and outstanding in 2004)...........          444           448
Additional paid-in capital......................................      267,937       298,046
Accumulated other comprehensive income..........................        1,017         2,461
Retained earnings...............................................      262,597       194,417
                                                                  ------------   -----------
Total shareholders' equity......................................      531,995       495,372
                                                                  ------------   -----------
  Total liabilities and shareholders' equity.................... $    934,809   $   834,141
                                                                  ============   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                     ------------------------  ------------------------
                                        2005            2004         2005         2004
                                     ----------- ------------  ----------- ------------
Revenues........................... $   153,176  $   135,989  $   442,902  $   377,338

Costs and expenses:
  Cost of revenues.................      81,513       71,806      236,856      197,037
  Selling, general and
    administrative expenses........      23,300       19,253       65,965       54,805
  Depreciation and amortization....       5,365        6,324       15,735       16,244
  Impairment/write-off of fixed assets...   872           --          872        1,155
  Acquisition related costs........         174          392          444          586
                                     -----------  -----------  -----------  -----------
     Total costs and expenses......     111,224       97,775      319,872      269,827
                                     -----------  -----------  -----------  -----------
Income from operations.............      41,952       38,214      123,030      107,511
                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income..................         228          168          428          286
  Interest expense.................      (3,251)      (3,266)      (8,848)      (8,379)
  Write-off of deferred financing fees
    (2005)/Loan amendment fees (2004)...     --           --         (197)        (333)
  Other expense....................        (489)        (275)      (2,296)      (1,242)
                                     -----------  -----------  -----------  -----------
     Total other income (expense)..      (3,512)      (3,373)     (10,913)      (9,668)
                                     -----------  -----------  -----------  -----------
Income before income taxes.........      38,440       34,841      112,117       97,843
Income tax expense.................      15,057       13,713       43,937       38,724
                                     -----------  -----------  -----------  -----------
Net income......................... $    23,383  $    21,128  $    68,180  $    59,119
                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......... $      0.53  $      0.47  $      1.54  $      1.33
                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....... $      0.52  $      0.46  $      1.50  $      1.28
                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic...44,414,799   45,229,174   44,329,592   44,306,070
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......  45,401,778   46,299,925   45,332,089   46,304,444
                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                        For the Nine
                                                                   Months Ended September 30
                                                                  --------------------------
                                                                     2005          2004
                                                                  ----------  --------------
OPERATING ACTIVITIES:
Net income...................................................... $   68,180  $     59,119
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................         18            21
    Write-off deferred financing fees...........................        197            --
    Deferred income taxes.......................................     11,172        11,660
    Tax benefit of disqualifying dispositions of stock options
      and exercise of non-qualified stock options...............      6,098         6,159
    Impairment of property and equipment........................        872         1,470
    Depreciation................................................     14,564        14,445
    Amortization................................................      1,171         1,799
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................    (12,249)       (7,312)
    Parts and supplies..........................................       (234)         (141)
    Prepaid expenses and other assets...........................     (7,805)        3,109
    Accounts payable............................................      6,614        (3,904)
    Accrued liabilities.........................................     (1,272)       (2,639)
    Deferred revenue............................................      3,595          (851)
                                                                  ----------  ------------
Net cash provided by operating activities.......................     90,921        82,935
                                                                  ----------  ------------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................    (46,888)      (68,227)
  Short-term investments........................................       (191)       (1,017)
  Proceeds from sale of equipment...............................        206            61
  Capital expenditures..........................................    (20,140)      (23,343)
                                                                  ----------  ------------
Net cash used in investing activities...........................    (67,013)      (92,526)
                                                                  ----------  ------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of note payable....................        735        12,097
  Net borrowings of 2001 senior credit facility.................     27,500        32,000
  Repayment of 2001 senior credit facility......................   (198,853)           --
  Borrowings on 2005 senior credit facility.....................    218,853            --
  Repayments on 2005 senior credit facility.....................    (36,853)           --
  Payments of deferred financing costs..........................        (97)           --
  Repayment of long-term debt...................................     (4,515)      (30,822)
  Purchase/cancellation of common stock.........................    (47,326)      (10,188)
  Principal payments on capital lease obligations...............       (608)         (734)
  Proceeds from other issuances of common stock.................     11,097        10,217
                                                                  ----------  ------------
Net cash (used in) provided by financing activities.............    (30,067)       12,570
Effect of exchange rate changes on cash.........................      2,104        (1,264)
                                                                  ----------  ------------
Net increase (decrease) in cash and cash equivalents............     (4,055)        1,715
Cash and cash equivalents at beginning of period................      7,850         7,240
                                                                  ----------  ------------
Cash and cash equivalents at end of period...................... $    3,795  $      8,955
                                                                  ==========  ============

Non-cash activities:
Net issuances of common stock for certain acquisitions           $       --  $        420
Net issuances of notes payable for certain acquisitions          $   37,205  $     17,249

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2004, as filed with our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2005.

NOTE 2--ACQUISITIONS

During the quarter ended September 30, 2005, we completed two acquisitions of medical waste businesses and our Mexican subsidiary completed three acquisitions of medical waste businesses.

In July, we acquired selected assets of Med-Trac Inc., which operated in Pennsylvania. In September, we acquired all of the stock of Nicklin Associates Inc., which operated in New York, Maryland and Washington D.C. In addition, our Mexican subsidiary, Medam S.A. de C.V., completed three acquisitions of selected assets of L.A.E. Gabriela Hernandez Romo, Impulso Mexicano, S.A. de C.V. and Biol. Donaji de la Caridad Gutierrez Garcia during the quarter ended September 30, 2005.

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

The aggregate net purchase price of our acquisitions during the nine months ended September 30, 2005 was approximately $84.1 million, of which $46.9 million was paid in cash and $37.2 million was paid by the issuance of promissory notes. These acquisitions were not significant to our operations, either individually or in the aggregate. The purchase price allocations for these acquisitions are preliminary pending completion of certain intangible asset valuations.

NOTE 3--STOCK OPTIONS

During the quarter ended September 30, 2005, options to purchase 18,630 shares of common stock were granted to employees. These options vest over a five-year period in annual increments of 20% of the option shares and have exercise prices of $50.74-$59.39 per share.

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

For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                     --------------------------------     -------------------------------
                                            2005            2004                2005           2004
                                        -----------      -----------         -----------     -----------
Stock options expense included
  in net income...................       $      --        $      --           $      11       $      13
                                        -----------      -----------         -----------     -----------
As reported net income............       $  23,383        $  21,128           $  68,180       $  59,119
Pro forma impact of stock options,
  net of tax......................           1,926            1,637               5,639           5,129
                                        -----------      -----------         -----------     -----------
Pro forma net income..............      $   21,457        $  19,491           $  62,541       $  53,990
                                        ===========      ===========         ===========     ===========
Earnings per share
     Basic-as reported............      $     0.53        $    0.47           $    1.54        $    1.33
                                        ===========      ===========         ===========     ===========
     Basic-pro forma..............      $     0.48        $    0.43           $    1.41       $     1.22
                                        ===========      ===========         ===========     ===========
     Diluted-as reported..........      $     0.52        $    0.46           $    1.50       $     1.28
                                        ===========      ===========         ===========     ===========
     Diluted-pro forma............      $     0.48        $    0.42           $    1.39       $     1.18
                                        ===========      ===========         ===========     ===========

NOTE 4--COMMON STOCK.

During the quarter ended September 30, 2005, options to purchase 217,421 shares of common stock were exercised at prices ranging from $6.38-$47.66 per share. During the quarter, we repurchased on the open market and subsequently cancelled 146,600 shares of common stock. The weighted average repurchase price was $55.33 per share.

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

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                               ------------------------  ------------------------
                                                  2005         2004         2005         2004
                                               -----------  ----------- ------------  -----------
Numerator:
   Numerator for basic earnings per share
      net income............................. $    23,383  $    21,128  $    68,180  $    59,119
                                               -----------  -----------  -----------  -----------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  44,414,799   45,229,174   44,329,592   44,306,070
                                               -----------  -----------  -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................     986,812    1,062,070    1,002,425    1,989,726
    Warrants.................................         167        8,681           72        8,648
                                               -----------  -----------  -----------  -----------
  Dilutive potential shares..................     986,979    1,070,751    1,002,497    1,998,374
                                               -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  45,401,778   46,299,925   45,332,089   46,304,444
                                               ===========  ===========  ===========  ===========

Earnings per share - Basic................... $      0.53  $      0.47  $      1.54  $      1.33
                                               ===========  ===========  ===========  ===========

Earnings per share - Diluted................. $      0.52  $      0.46  $      1.50  $      1.28
                                               ===========  ===========  ===========  ===========

NOTE 6--SENIOR CREDIT FACILITY

In June 2005, we obtained a new $400.0 million senior unsecured revolving credit facilty maturing in June 2010 in place of our existing senior secured credit facility consisting of a $205.0 million revolving credit facility (under which borrowings of $136.5 million were outstanding) and a $62.4 million Term A loan, both maturing in September 2007. The new credit facility reduced the interest rates that we are charged by reducing the applicable margin that is added to the relevant interest rate. The new credit facility also allows us to borrow in pre-approved currencies other than United States dollars. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a "base rate" (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our consolidated leverage ratio. As of September 30, 2005, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans.

As of September 30, 2005, we had $182.0 million of borrowings outstanding under our new senior unsecured credit facility. In addition, we had $46.2 million committed to outstanding letters of credit.

NOTE 7--COMPREHENSIVE INCOME

The components of total comprehensive income are net income and the change in cumulative currency translation adjustments. The following table details the total comprehensive income for the current and prior year periods (in thousands).

                                                       Changes in
                                                      Balance Sheet
                                                      --------------      Total
                                            Net         Currency      Comprehensive
                                           Income      Translation        Income
                                          -------------------------------------------
Three months ended September 30, 2004...  $ 21,128     $   (481)       $  20,647
Three months ended September 30, 2005...    23,383          640           24,023
Nine months ended September 30, 2004....    59,119       (1,064)          58,055
Nine months ended September 30, 2005....    68,180       (1,444)          66,736

NOTE 8--GUARANTEE

 We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five- year loan with a current balance of $9.3 million with the Azoroa Bank that expires in June 2009.

NOTE 9--GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, net of amortization, for the nine months ended September 30, 2005 were as follows (in thousands):

                                          United       Foreign
                                          States      Countries        Total
                                       ------------  ------------    ---------
Balance as of January 1, 2005........  $    475,581  $     41,227    $ 516,808
Change due to currency fluctuation...            --          (734)        (734)
Allocated to intangibles.............          (255)       (1,543)      (1,798)
Changes in Goodwill for
    2004 acquistions.................          (393)       16,957       16,564
Goodwill on 2005 acquisitions........        74,331         5,886       80,217
                                       ------------  ------------    ---------
Balance as of September 30, 2005.....  $    549,264  $     61,793    $ 611,057
                                       ============  ============    =========

During the quarter ended June 30, 2005 we performed our annual goodwill impairment evaluation for both of our reportable units, United States and Foreign Countries, and determined that none of our recorded goodwill was impaired. During this evaluation we calculated the fair value of the reporting units by multiplying their EBITDA for the prior twelve months times a valuation multiple. The valuation multiple was consistent with multiples of EBITDA used to determine the fair value of acquisitions. The fair value was then compared to the reporting units' book value and determined to be in excess of the book value. The book value was determined by subtracting their current liabilities from their total assets. We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10--LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

During the quarter ended September 30, 2005, there were no material developments in any of the litigation that we described in our annual report on Form 10-K for 2004 except in the 3CI (Louisiana) litigation. The 3CI (Louisiana) litigation is now scheduled for trial in December 2005. At a hearing on October 25, 2005, the court granted the plaintiffs' motion to compel discovery and for sanctions and ruled out that we would not be allowed to present evidence at trial on the issue of our liability. The plaintiffs must still establish our liability by proving their case at trial

NOTE 11-NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based awards. We will adopt FAS 123(R) on January 1, 2006 on a modified prospective basis, recognizing compensation expense for (i) new stock options and share-based awards granted on or after January 1, 2006 and (ii) any portion of stock options and share-based awards that have not vested as of that date. We have not determined whether we will use the Black-Scholes option-pricing model or a binomial option-pricing model to calculate the fair value of our stock options. Note 3 of these Condensed Consolidated Financial Statements approximates the effects on net income and earnings per share if we had adopted SFAS No. 123(R) using the Black-Scholes option-pricing model.

NOTE 12--GEOGRAPHIC INFORMATION

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

Detailed information for our United States reporting segment is as follows:

                                       Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                    --------------------------------------------------
                                       2005         2004        2005        2004
                                    --------------------------------------------------
                                         (in thousands)            (in thousands)
Medical waste management services... $ 126,982   $ 113,105     $ 368,362   $ 333,626
                                    -----------  -----------  -----------  -----------
Total Revenues...................      126,982     113,105       368,362     333,626
                                    -----------  -----------  -----------  -----------
Net interest expense.............        2,738       2,974         7,394       7,896
Income before income taxes.......       35,591      30,910       105,802      89,510
Income taxes.....................       14,003      13,004        41,564      37,669
                                    -----------  -----------  -----------  -----------
Net income.......................    $  21,588   $  17,906     $  64,238   $  51,841
                                    ===========  ===========  ===========  ===========
Depreciation and amortization....    $   3,908   $   4,664     $  11,686   $  13,355

Detailed information for our Foreign Countries reporting segment is as follows:

                                       Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                    --------------------------------------------------
                                       2005         2004        2005        2004
                                    --------------------------------------------------
                                         (in thousands)           (in thousands)
Medical waste management services... $  25,687   $  20,817     $  73,867   $  35,800
Proprietary equipment and technology
  license sales..................          507       2,067           673       7,912
                                    -----------  -----------  -----------  -----------
Total Revenues...................       26,194      22,884        74,540      43,712
                                    -----------  -----------  -----------  -----------
Net interest expense.............          285         124         1,026         197
Income before income taxes.......        2,849       3,931         6,315       8,333
Income taxes.....................        1,054         709         2,373       1,055
                                    -----------  -----------  -----------  -----------
Net income.......................    $   1,795       3,222         3,942       7,278
                                    ===========  ===========  ===========  ===========
Depreciation and amortization....    $   1,457   $   1,660     $   4,049   $   2,889

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in March 1989. We provide compliance services including regulated medical waste collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies and transport pharmaceuticals, photographic chemicals, lead foil and amalgam for recycling in selected geographic service areas. In addition, we have begun to provide pharmaceutical returns services, and we are also expanding into international markets through acquisitions, joint ventures and/or by licensing our proprietary technology and selling associated equipment.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The following summarizes (in thousands) the Company's operations:

                                                            Three Months Ended September 30,
                                                       -----------------------------------------
                                                               2005                  2004
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $153,176     100.0   $ 135,989      100.0
Cost of revenues.....................................   81,513      53.2      71,806       52.8
Depreciation.........................................    4,075       2.7       5,016        3.7
                                                       --------  --------    --------    -------
Total cost of revenues...............................   85,588      55.9      76,822       56.5
                                                       --------  --------    --------    -------
Gross profit.........................................   67,588      44.1      59,167       43.5
Selling, general and
  administrative expenses............................   23,300      15.2      19,253       14.2
Depreciation.........................................      791       0.5         703        0.5
Amortization.........................................      499       0.3         605        0.4
Acquisition related expenses.........................      174       0.1         392        0.3
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   24,764      16.2      20,953       15.4
Impairment / write-off of fixed assets...............      872       0.6          --        0.0
                                                       --------  --------    --------    -------
Income from operations...............................   41,952      27.4      38,214       28.1
Net income...........................................   23,383      15.3      21,128       15.5
Earnings per share-diluted........................... $   0.52             $    0.46

Revenues. Revenues increased $17.2 million, or 12.6%, to $153.2 million during the quarter ended September 30, 2005 from $136.0 million during the comparable quarter in 2004 as a result of acquisitions completed during both 2004 and 2005, and our continued strategy of focusing on sales to higher-margin small quantity customers. International machinery revenues decreased $1.6 million during the quarter ended September 30, 2005 to $0.5 million from $2.1 million during the comparable quarter in 2004 as a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan in 2004. During the quarter ended September 30, 2005, acquisitions less than one year old contributed approximately $7.1 million in revenue for the quarter. For the quarter, our base internal revenue growth for small quantity customers increased approximately 9% and revenues from large quantity customers increased by approximately 6% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $8.8 million to $85.6 million during the quarter ended September 30, 2005 from $76.8 million during the comparable quarter in 2004. This increase is primarily related to our increased revenues during 2005 compared to 2004. Our gross margin percentage increased to 44.1% during the quarter from 43.5% during the same quarter in 2004 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program to 93,000.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $24.8 million for the quarter ended September 30, 2005 from $21.0 million for the comparable quarter in 2004. The increase was the result of higher spending related to our acquisitions and strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives. Amortization expense decreased to $0.5 million during the quarter from $0.6 million in the same quarter in 2004. This decrease was the result of intangible assets being fully amortized during the fourth quarter of 2004. Acquisition related expenses decreased to $0.2 million in 2005 as compared to $0.4 million in 2004. Selling, general and administrative expenses as a percent of revenues increased to 16.2% during the quarter from 15.4% during the comparable quarter in 2004.

Income from operations. Income from operations increased to $42.0 million for the quarter ended September 30, 2005 from $38.2 million for the comparable quarter in 2004. The increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses during the quarter. In September 2005, 3CI Complete Compliance Corporation, of which we own the majority of the common stock, recorded a non- cash impairment charge of $0.9 million on its Springhill, Louisiana building and property. Income from operations as a percentage of revenue decreased to 27.4% during the quarter from 28.1% during the same quarter in 2004.

Net interest expense. Net interest expense decreased to $3.0 million during the quarter ended September 30, 2005 from $3.1 million during the comparable quarter in 2004 due to higher interest income.

Income tax expense. Income tax expense increased to $15.1 million for the quarter ended September 30, 2005 from $13.7 million for the comparable quarter in 2004. The increase was due to higher taxable income partially offset by a lower effective tax rate. The effective tax rates for the quarters ended September 30, 2005 and 2004 were 39.2% and 39.4%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The following summarizes (in thousands) the Company's operations:

                                                            Nine Months Ended September 30,
                                                       -----------------------------------------
                                                              2005                  2004
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $442,902     100.0   $ 377,338      100.0
Cost of revenues.....................................  236,856      53.5     197,037       52.2
Depreciation.........................................   12,246       2.8      12,644        3.4
                                                       --------  --------    --------    -------
Total cost of revenues...............................  249,102      56.2     209,681       55.6
                                                       --------  --------    --------    -------
Gross profit.........................................  193,800      43.8     167,657       44.4
Selling, general and
  administrative expenses............................   65,965      14.9      54,805       14.5
Depreciation.........................................    2,318       0.5       1,801        0.5
Amortization.........................................    1,171       0.3       1,799        0.5
Acquisition related costs............................      444       0.1         586        0.2
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   69,898      15.8      58,991       15.6
Impairment / write-off of fixed assets...............      872       0.2       1,155        0.3
                                                       --------  --------    --------    -------
Income from operations...............................  123,030      27.8     107,511       28.5
Net income...........................................   68,180      15.4      59,119       15.7
Earnings per share-diluted........................... $   1.50             $    1.28

Revenues. Revenues increased $65.6 million, or 17.4%, to $442.9 million during the nine months ended September 30, 2005 from $377.3 million during the comparable quarter in 2004 as a result of acquisitions completed during both 2004 and 2005, and our continued strategy of focusing on sales to higher-margin small quantity customers. International machinery revenues decreased $7.2 million to $0.7 million during the period as compared to $7.9 million during the comparable period in 2004 as a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan in 2004. During the nine months ended September 30, 2005, acquisitions less than one year old contributed approximately $42.1 million to the increase in our revenues from 2004. For the nine months, our base internal revenue growth for small quantity customers increased approximately 9% and revenues from large quantity customers increased by approximately 5% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $39.4 million to $249.1 million during the nine months ended September 30, 2005 from $209.7 million during the comparable period in 2004. This increase is primarily related to our increased revenues during 2005 compared to 2004. Our gross margin percentage decreased to 43.8% during the period from 44.4% during the same period in 2004 due to increased revenues from the international acquisitions completed during 2004, which have lower gross margins, and lower revenues from machinery sales, which in combination reduced gross margins by approximately 175 basis points. This was partially offset by an increase in gross margins on our domestic business by approximately 68 basis points as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business and increased our number of small quantity customers electing our Steri-SafeSM program to 93,000.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $69.9 million for the nine months ended September 30, 2005 from $59.0 million for the comparable period in 2004. The increase was the result of higher spending related to our acquisitions and strategic marketing programs such as BioSystems, Steri-SafeSM and our other new initiatives. Amortization expense decreased to $1.2 million during the nine months from $1.8 million in the same period in 2004. This decrease was the result of intangible assets being fully amortized during the fourth quarter of 2004. Acquisition related expenses decreased to $0.4 million in 2005 as compared to $0.6 million in 2004. Selling, general and administrative expenses as a percent of revenues increased to 15.8% during the nine months from 15.6% during the comparable period in 2004.

Income from operations. Income from operations increased to $123.0 million for the nine months ended September 30, 2005 from $107.5 million for the comparable period in 2004. The increase was due to higher gross profit, partially offset by the higher selling, general and administrative expenses during the period. During the nine months ended September 30, 2005, 3CI Complete Compliance Corporation, of which we own the majority of the common stock, recorded a non-cash impairment charge of $0.9 million on its Springhill, Louisiana building and property as compared to a $1.2 million write down of idled Stericycle incinerator equipment and related spare parts during the comparable period in 2004. Income from operations as a percentage of revenue decreased to 27.8% during the period from 28.5% during the same period in 2004 as a result of our international operations having lower operating margins than our domestic operations.

Net interest expense. Net interest expense increased to $8.4 million during the nine months ended September 30, 2005 from $8.1 million during the comparable period in 2004 due to higher debt levels and higher interest rates, partially offset by higher interest income.

Income tax expense. Income tax expense increased to $43.9 million for the nine months ended September 30, 2005 from $38.7 million for the comparable period in 2004. The increase was due to higher taxable income partially offset by a lower effective tax rate. The effective tax rates for the nine months ended September 30, 2005 and 2004 were 39.2% and 39.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2005 we obtained a new $400 million senior unsecured revolving credit facility that will mature in June 2010. At September 30, 2005 the margin for interest rates on borrowings under our revolving credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans. The new facility replaced our prevous senior secured facility, which consisted of a $205 million revolving credit facility and a $62.4 million Term A loan. Our credit facility requires us to comply with various financial, reporting, and other covenants and restrictions, including certain limitations on dividend payments. At September 30, 2005 we were in compliance with all of our financial debt covenants. As of September 30, 2005, we had $182.0 million of borrowings outstanding under our senior unsecured credit facility. In addition we had $46.2 million committed to letters of credit.

Working Capital. At September 30, 2005, our working capital was $40.4 million compared to working capital of $32.3 million at December 31, 2004.

Net Cash Provided or Used. Net cash provided by operating activities was $90.9 million during the nine months ended September 30, 2005 compared to $82.9 million for the comparable period in 2004. This increase was primarily due to higher income, deferred revenue and accounts payable balances partially offset by increased accounts receivable and other asset balances. Net cash provided by operating activities in 2005 included a $6.1 million tax benefit from disqualifying dispositions of stock options and exercise of non-qualified stock options as compared to a $6.2 million tax benefit in 2004. When the company adopts FAS 123R this tax benefit will be not be recorded under net cash provided by operating activities but will be reclassified to net cash used in financing activities.

Net cash used in investing activities for the nine months ended September 30, 2005 was $67.0 million compared to $92.5 million for the comparable period in 2004. This decrease is primarily attributable to a decrease in payments for acquisitions and capital expenditures. Cash investments in acquisitions and international joint ventures for the nine months ended September 30, 2005 were $46.9 million versus $68.2 million in the comparable period in 2004. Capital expenditures were $20.1 million for the period compared to $23.3 million during the same period in 2004. The decrease is primarily attributable to higher investments being made to rollout the BioSystems program nationwide in 2004. At September 30, 2005 we had approximately 10% of our treatment capacity in North America in incineration and approximately 90% in non-incineration technologies such as our proprietary patented ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $30.1 million during the nine months ended September 30, 2005 compared to net cash provided by financing activities of $12.6 million for the comparable period in 2004. This is primarily the result of the repurchase of 1,012,800 shares of common stock and decrease in proceeds received from the issuance of notes payable in the nine months ended September 30, 2005.

At September 30, 2005 we had $51.7 million outstanding related to promissory notes issued in connection with acquisitions.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.82 million.

We have exposure to currency exchange rate fluctuations between the US dollar (USD) and UK pound sterling (GBP) related to a 13 million GBP intercompany loan with Stericycle International, Ltd., the parent company of White Rose Environmental. We have attempted to hedge this exposure by purchasing forward contracts for the future sale of GBP that align with the repayment terms of the intercompany loan. The contracts are marked to market at the end of each reporting period and the gain or loss, along with the currency gain or loss on the underlying loan balance, is recorded in the other income/expense line of the income statement.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the nine months ended September 30, 2005 of shares of our common stock.

Issuer Purchases of Equity Securities

                                                                                 Maximum
                                                                                Number (or
                                                                               Approximate
                                                                                  Dollar
                                                                                Value) of
                                                               Total            Shares (or
                                                           Number of Shares    Units) that
                                                Average      (or Units)         May Yet Be
                                   Total         Price     Purchased as Part    Purchased
                             Number of Shares   Paid per     of Publicly         Under the
                                (or Units)       Share     Announced Plans      Plans or
Period                           Purchased     (or Unit)    or Programs          Programs
===========================================================================================
January 1-January 31, 2005               --           --              --         1,868,570
February 1-February 28, 2005        544,000        45.88         544,000         2,803,000
March 1-March 31, 2005              204,600        44.56         204,600         2,598,400
April 1-April 30, 2005              117,600        43.92         117,600         2,480,800
May 1-May 31, 2005                       --           --              --         2,480,800
June 1-June 30, 2005                     --           --              --         2,480,800
July 1-July 31, 2005                     --           --              --         2,480,800
August 1-August 31, 2005                 --           --              --         2,480,800
September 1-September 30, 2005      146,600        55.33         146,600         2,334,200

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

Dated: November 8, 2005.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)