Form 10-K
period 2005-12-31
STERICYCLE INC
filed 2006-03-06
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.01 par value
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was: $2,147,249,555.

On February 27, 2006, there were 44,002,862 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 3, 2006.

Stericycle, Inc.

2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Company Overview

Our business is the management of medical waste, infection control and pharmaceutical returns and the provision of related compliance services. Our product and service offerings include:

•	our industry-leading Stericycle medical waste management services;

•	our Bio Systems® sharps management services that reduce the risk of needle sticks in hospitals;

•	our Steri-Safe® OSHA and HIPPA compliance programs;

•	an assortment of products for infection control; and

•	our Direct Return® pharmaceutical returns and product recall management services under the Stericycle Pharmaceutical Services unit.

We are the largest regulated medical waste management company in North America, serving approximately 333,000 customers throughout the United States, Puerto Rico, Canada, Mexico and the United Kingdom. In North America we have a fully integrated, national medical waste management network. Our network includes 45 treatment/collection centers and 105 additional transfer/collection sites. We use this network to provide a broad range of services to our customers. Our medical waste treatment technologies include our proprietary electro-thermal-deactivation system, or ETD, as well as traditional methods such as autoclaving and incineration. In the United Kingdom we have a fully integrated waste management network, which includes 12 treatment/collection centers and two additional transfer/collection sites.

We also serve pharmacies, distributors and manufacturers of pharmaceutical products by managing the return and disposal of expired or surplus pharmaceutical products and by managing the recall of pharmaceutical products being recalled by the manufacturer.

In addition, we offer consulting and regulatory compliance services in areas that are related to our medical waste and pharmaceutical returns services.

We benefit from significant customer diversification, with no single customer accounting for more than 2% of total revenues, and our top 10 customers accounting for approximately 8% of total revenues. Our two principal groups of customers include approximately 325,000 small medical waste generators such as outpatient clinics, medical and dental offices and long-term and sub-acute care facilities and approximately 7,700 large medical waste generators such as hospitals, blood banks and pharmaceutical manufacturers.

Industry Overview

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

Shift to Off-Site Treatment.  We believe that managed care and other health care cost-containment pressures are causing patient care to continue to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. We believe that these non-institutional off-site health care expenditures will continue to grow as cost-cutting pressures increase.

Aging of U.S. Population.  The average age of the U.S. population is increasing. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves more tests and procedures become available. All of these factors lead to increased medical waste.

Environmental and Safety Regulation.  We believe that many businesses that are not currently using outsourced medical waste services are unaware either of the need for proper training of employees or the U.S. Occupational Safety and Health Administration, or OSHA, requirements regarding the handling of medical waste. These businesses include manufacturing facilities, schools, restaurants, casinos, hotels and generally all businesses where employees may come into contact with blood borne pathogens. In addition, home health care is currently unregulated and may become subject to similar blood borne pathogen regulations in the future.

The medical waste management industry is subject to extensive regulation beyond the Medical Waste Tracking Act or MWTA. For example, the stringent Clean Air Act regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations have increased the costs of operating medical waste incinerators and have resulted in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, OSHA has issued regulations concerning employee exposure to blood borne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. These regulations underlie the expansion of our service offerings to include OSHA compliance services for health care providers.

The pharmaceutical returns (or reverse distribution) industry arose in response to the need to facilitate the return of unused, expired or recalled drugs to the manufacturer for credit and proper destruction. Stericycle Pharmaceutical Services provides pharmaceutical returns management, recall services and pharmaceutical product disposal services to pharmacies, distributors and manufacturers of pharmaceutical products.

We operate our pharmaceutical services business from five centers located in Florida, Georgia, Illinois, Indiana and New Jersey.

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

Broad Range of Services.  We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste efficiently and safely. For example, we have developed programs to help train our customers’ employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA regulations, sharps management services (Bio Systems), infection control tracking and pharmaceutical returns. We also supply specially designed containers for use by most of our large account customers, including our Steri-Tub® container, a reusable leak and puncture-resistant container, made from recycled plastic, which we developed and patented.

Established National Network.  In North America our 45 medical waste treatment/collection centers and five pharmacy returns centers in 28 states, Puerto Rico, Canada and Mexico give us a national network in the regulated medical waste and significant scale in the pharmaceutical services industry. The extensive federal, state and local laws and regulations governing the regulated medical waste industry and the pharmaceutical services industry typically require some type of governmental approval for new facilities. We have significant experience in obtaining and maintaining these permits, authorizations and other types of governmental approvals. We believe that a network similar in scale and scope to ours would be extremely expensive and time-consuming for a national competitor to develop.

Low-Cost Operations.  We are often the low-cost provider of medical waste management within the areas we serve. Our low costs result from our vertically integrated network and broad geographic presence.

Diverse Customer Base and Revenue Stability.  We have developed strong contracts and service agreements with a diverse network of established customers. Our top 10 medical waste customers account for approximately 8% of our medical waste revenues, and no single customer accounts for more than 2% of revenues. We are also generally protected from regulatory changes and other factors, which affect our costs, because our medical waste contracts typically contain provisions that allow us to adjust our prices to reflect any additional costs caused by changes in regulations or any other increases in our operating costs.

Strong Sales Network and Proprietary Database.  We use both telemarketing and direct sales efforts to obtain new medical waste customers. In addition, we have a large database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

Experienced Senior Management Team.  Our five most senior executives collectively have over 100 years of management experience in the health care, consumer and waste management industries.

Business Strategy

Our goals are to strengthen our position as a leading provider of integrated medical waste, pharmaceutical services and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

Improve Margins.  We intend to continue actively to work to improve our margins by increasing our base of small account customers and focusing on service strategies that more efficiently meet the needs of our large account customers. We have successfully raised the percentage of our revenues from small account customers from 33% of domestic revenues in the fourth quarter of 1996 to 63% in the fourth quarter of 2005, which has contributed to an increase in our operating income margins. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures on their own waste treatment facilities or the expense of hiring regulatory compliance personnel. We believe that the number of small account customers and the opportunities for the sale of ancillary services and products to both large and small account customers will continue to grow.

Expand Range of Services and Products.  We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing medical waste customers. For example, through our Steri-Safesm program, we now offer OSHA compliance services to health care providers, and our mercury mail-back program enables customers to manage waste that should be handled separately. Our acquisition of Scherer Healthcare, Inc. in January 2003 provided the opportunity to market its Bio Systems sharps management program in new geographic service areas, and we continually research and test new products and service offerings for our customers. After establishing our first center in Lake Forest, Illinois in 2003, we have expanded our pharmaceutical returns and recall business through our acquisitions in 2005 of Automated Health Technologies, Universal Solutions, Inc., L.L. Horizons, Inc. and NNC Group, LLC.

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

Acquisitions History.  We completed a total of 100 acquisitions from 1993 through 2005, including nine domestic medical waste management businesses in 2005. The most significant of these was our acquisition in November 1999 of the medical waste business of Browning Ferris Industries, Inc. (“BFI”) in the United States, Canada and Puerto Rico. At the time, BFI was the largest provider of regulated medical waste services in the United States.

In 2005, our majority owned subsidiary in Mexico completed the acquisition of seven medical waste management companies in Mexico, and our United Kingdom subsidiary completed two acquisitions in the United Kingdom.

In addition, in 2005 we acquired four pharmaceutical returns and product recall businesses: Automated Health Technologies, Inc., Universal Solutions, Inc., L.L. Horizons, Inc and NNC Group, LLC.

Collection and Transportation.  We consider efficiency of collection and transportation to be a critical element of our medical waste operations because it represents the largest component of our operating costs.

The use of transfer stations is an important component of our collection and transportation operations. We utilize transfer stations in a “hub and spoke” configuration, which allows us to expand our geographic service area and increase the volume of medical waste that can be treated at a particular facility.

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

Treatment and Disposal.  Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer and the appropriate regulatory authorities are informed. After inspection, the waste is treated using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill operated by third parties unaffiliated with us. We do not own any landfills. After the plastic containers such as our Steri-Tub® or Bio Systems containers have been emptied, they are washed, sanitized and returned to customers for re-use.

Consulting Services.  Before our trucks pick up medical waste, our integrated waste management approach attempts to “build in” efficiencies that will yield logistical advantages. For example, our consulting services can assist our customers in reducing the volume of medical waste that they generate. In addition, we provide customers with the documentation necessary for compliance with applicable regulations, which, if they complete the documentation properly, will reduce regulatory interruptions to their businesses to verify compliance.

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

Our more than 1,300 drivers also may participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

Small Account Customers.  We have targeted small account customers as a growth area of our medical waste business. We believe that these customers offer a higher relative profit potential on small revenue per customer compared to other potential customers. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small account customers relative to our large account customers.

Steri-Safesm.  Our Steri-Safesm OSHA compliance program provides an integrated medical waste management and compliance-assistance service for small account customers and other healthcare providers who typically lack the internal personnel and systems to comply with OSHA blood borne regulations. Customers for our Steri-Safesm service pay a predetermined subscription fee in advance for medical waste collection and treatment services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. Approximately 95,000 small account customers are enrolled in this program. We believe that the implementation of our Steri-Safesm service will provide us with new and enhanced opportunities to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

We also operate several “mail-back” programs through which we can reach small account customers located in outlying areas that would be inefficient to serve using our regular route structure. Mail-back programs are also used in home care patient settings where there is a focus on reducing the potential injuries to workers at recycling centers or other solid waste handling locations.

Large Account Customers.  We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as satisfactory levels of profitability can be maintained. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of approximately 7,700 large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

Our Bio Systems sharps management offering can enhance our revenue and margin potential per account. The Bio Systems service offering can help our customers eliminate plastic and cardboard from their waste stream while providing a safe and cost effective way for them to deal with the disposal of their sharp objects (such as needles, syringes, etc.).

Our Stericycle Pharmaceutical Services unit can streamline manufacturer return credits, recalls, enhance inventory management capabilities and deliver online business information related to expired medications.

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

International

In 1998, we formed Medam S.A. de C.V., or Medam, a Mexican joint venture company, in which we now have a 64.5% interest, to utilize our ETD technology to treat medical waste primarily in the Mexico City market. From 2001 through 2004, Medam completed the acquisition of five medical waste businesses in Mexico and, as noted, in 2005, it completed seven acquisitions.

In 1999, we established a joint venture in Argentina, Medam, B.A. Srl, in which we have a 37.5% interest, to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market.

In 2000, we entered into agreements with Aso Cement Co., Ltd and Aso Mining Co., Ltd, to establish an ETD treatment facility in Japan. In 2002, we entered into agreements with Medical Safety Systems of Hokkaido, Japan to establish a second ETD treatment facility in Japan, and in 2003, we entered into agreements with Shiraishi-Sogyo Co. Ltd. of Tochigi, Japan to establish a third ETD treatment facility. Under these agreements, we supplied ETD treatment equipment and provide ongoing consulting assistance in the operation of the equipment.

In 2001, we concluded an agreement with SteriCorp Limited, an Australian company, under which we provided financing to SteriCorp through the purchase of convertible notes, licensed our ETD technology to it for use in Australia and certain other countries, and agreed to sell to it an ETD processing line and assist in its installation.

In 2004, we completed our first acquisition in Europe with the purchase of White Rose Environmental, Ltd in Leeds, England. In 2005, our United Kingdom subsidiary completed the acquisitions of Healthcare Waste Limited, which operated a medical waste business in England, and Indigo Equity Holdings Limited (formerly known as Waste Solutions, Inc.), which operated a medical waste business in England and Wales.

Treatment Technologies

We currently use both non-incineration technologies (our proprietary ETD technology and autoclaving) and incineration technologies for treating regulated medical waste.

Stericycle was founded on the belief that there was a need for safe, secure, and environmentally responsible management of regulated medical waste. From our beginning we have championed the use of non-incineration, alternate treatment technologies such as our patented ETD process. While we recognize that some state regulations as currently in force mandate that some types of medical waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation. Working in cooperation with our customers, we have made tremendous strides in shifting away from incineration and moving towards alternate treatment technologies. At the end of 2005, incineration constituted less than 9% of our treatment capacity in North America.

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

Competition

The medical waste services industry is highly competitive, and barriers to entry into the collection and disposal business are very low. The industry consists of many different types of service providers, including a large number of regional and local companies. Another major source of competition is the on-site treatment of medical waste by some large-quantity generators, particularly hospitals.

In addition, we face potential competition from businesses that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of medical waste, such as reusable or degradable medical products.

We compete for service agreements primarily on the basis of cost-effectiveness, quality of service and geographic location. We also compete by trying to demonstrate to customers that we can do a better job in reducing their potential liability. Our ability to obtain new service agreements may be limited by the fact that a potential customer’s current vendor may have an excellent service history or a long-term service contract or may offer prices to the potential customer that are lower than ours.

Governmental Regulation

The medical waste management industry is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on us, including requirements to obtain and maintain government permits. These permits grant us the authority, among other things:

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

Federal Regulation.  Four federal agencies have authority over medical waste. These agencies are the U.S. Environmental Protection Agency or EPA, Occupational Safety and Health Administration or OSHA,

Department of Transportation or DOT and the U.S. Postal Service. These agencies regulate medical waste under a variety of statutes and regulations.

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

Clean Air Act Regulations.  In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. See “— State and Local Regulation.” We currently operate six incinerators in the United States. We believe these incinerators are in compliance with applicable state requirements.

Occupational Safety and Health Act of 1970.  The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. Various standards apply to certain aspects of our operations, and govern such matters as exposure to blood borne pathogens and other potentially infectious materials.

Resource Conservation and Recovery Act of 1976.  The Resource Conservation and Recovery Act of 1976, or RCRA created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

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

DOT Regulations.  The U.S. DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which require us to package and label medical waste in compliance with designated standards, and which incorporate blood borne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a “biohazard” marking on the outer packaging, and our medical waste container must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

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

State and Local Regulation.  We conduct business in 47 states. Each state has its own regulations related to the handling, treatment and storage of medical waste. Although there are many differences among the various state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. In each of the states where we operate a treatment facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for each site. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, which affect our operations.

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

We believe that we are currently in compliance in all material respects with our permits and applicable laws and regulations, including state requirements regarding air emissions from incinerators.

Foreign Territorial Regulation.  We are subject to substantial regulation by the governments of the foreign jurisdictions in which we do business. We believe that we have obtained all permits required by the relevant regulatory authorities.

If we expand our operations into other foreign jurisdictions, we will be required to comply with the laws and regulations of each of those jurisdictions.

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

The pharmaceutical returns business is highly regulated, both on the federal and state level.

Once out-dated or recalled pharmaceutical products have been sorted at our returns center, pharmaceutical products that will be disposed of instead of being returned to their manufacturer may be considered hazardous waste and require handling in compliance with U.S. Food and Drug Administration or FDA, EPA, RCRA and DOT regulations.

Most states have licensing requirements for reverse distributors of pharmaceutical products. We believe we are in compliance with all federal and state licensing requirements applicable to our pharmaceutical services business.

Patents and Proprietary Rights

We consider the protection of our technology to be important to our business. Our policy is to protect our technology by a variety of means, including applying for patents in the United States and in some foreign countries.

We hold 14 United States patents relating to the ETD treatment process and other aspects of processing medical waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Mexico and the United Kingdom.

The term of the first-to-end of our existing United States patents relating to our ETD treatment process will currently end in May 2009 and the term of the last-to-end will currently end in January 2019.

We own federal registrations of the trademarks “Steri-Fuel®,” “Steri-Plastic®,” “Steri-Tub®,” “Direct Return®,” the service mark Stericycle® and a service mark consisting of a nine-circle design.

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

We carry $35 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($5 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. Our pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

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

Employees

As of December 31, 2005, we had 4,320 full-time and 111 part-time employees (including employees of our subsidiaries). Approximately 347 of our drivers, transportation helpers and plant workers are covered by a total of eight collective bargaining agreements with local unions of the International Brotherhood of Teamsters.

These agreements expire at various dates from October 2006 to June 2010. We consider our employee relations to be satisfactory.

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

Item 1A.	Risk Factors

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

Our business requires us to handle materials that may be infectious or hazardous to life and property in other ways. While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and acts of God always exists. Examples of possible exposure to such materials include:

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

We believe that the government’s strict enforcement of laws and regulations relating to medical waste collection and treatment has been good for our business. These laws and regulations increase the demand for our services. A relaxation of standards or other changes in governmental regulation of medical waste could increase the number of competitors or reduce the need for our services.

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

Restrictions in our senior unsecured credit facility may limit our ability to pay dividends, incur additional debt, make acquisitions and make other investments.

Our senior unsecured credit facility contains covenants that restrict our ability to make distributions to stockholders or other payments unless we satisfy certain financial tests and comply with various financial ratios.

It also contains covenants that limit our ability to incur additional indebtedness, acquire other businesses and make capital expenditures, and imposes various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

The loss of our senior executives could affect our ability to manage our business profitably.

We depend on a small number of senior executives. Our future success will depend upon, among other things, our ability to keep these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and keeping the executives and other employees that we need. We do not have written employment agreements with any of our executive officers, and officers and other key employees could leave us with little or no prior notice, either individually or as part of a group. Our loss of or inability to hire key employees could impair our ability to manage our business and direct its growth.

Our expansion into foreign countries exposes us to unfamiliar regulations and may expose us to new obstacles to growth.

We plan to grow both in the United States and in foreign countries. We have established substantial operations in Canada, Mexico and the United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

Foreign governments and agencies often establish permit and regulatory standards different from those in the United States. If we cannot obtain foreign regulatory approvals, or if we cannot obtain them when we expect, our growth and profitability from international operations could be limited. Fluctuations in currency exchange could have similar effects.

Litigation is always unpredictable and adverse judgments against us could require us to pay substantial amounts.

We are parties to private antitrust litigation described elsewhere in this report (see Part I, Item 3 — Legal Proceedings). We do not believe that any of the lawsuits against us has merit, and we are vigorously defending the litigation. Litigation, however, is by its nature unpredictable, and the outcome of these lawsuits cannot be assessed with any degree of certainty. Our insurance may or may not cover some or any of the claims in these lawsuits, and to the extent that it does not, we, and not an insurance company, would have to bear the financial burden of any adverse judgment. The potential thus exists for unanticipated adverse judgments against us which may be substantial in amount and which could materially impair our cash reserves and financial condition.

Our earnings could decline if we write-off intangible assets, such as goodwill.

As a result of purchase accounting for our various acquisitions, our balance sheet at December 31, 2005 contains goodwill, net of accumulated amortization, of $685.2 million and other intangible assets, net of accumulated amortization, of $63.1 million (including indefinite lived intangibles of $18.5 million). In accordance with FAS 142, we evaluate on an ongoing basis, using the fair value of reporting units, whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, the value of these intangible assets may not be realized by us. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space for our corporate offices in Lake Forest, Illinois. In North America we own or lease three ETD treatment facilities, nine incineration facilities, 31 autoclave facilities and two facilities that use a combination of these methods or other methods. All of our treatment facilities also serve as collection sites. We own or lease 105 additional transfer and collection sites, eight additional sales/administrative sites, four pharmaceutical services processing sites and three facilities for storage of supplies. These totals include eight sites owned or leased by our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”). In the United Kingdom we lease nine incineration facilities and three autoclave facilities. We also lease two additional transfer and collection sites and one administrative site. We consider that these treatment facilities are adequate for our present and anticipated needs.

We do not own or operate any landfills or any other type of disposal site. After treatment, all remaining waste materials are transported to unaffiliated third parties for permanent disposal.

Item 3.	Legal Proceedings

We operate in a highly regulated industry and deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

3CI Litigation.  In November 2005, we entered into a preliminary settlement to resolve class action litigation by the minority shareholders of our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”), in which 3CI joined with the class as a plaintiff. This litigation is pending in state court in Louisiana (Robb, et al. v. Stericycle, Inc., et al., First Judicial District Court, Caddo Parish, Louisiana (No. 467704-A)) (the “Louisiana Litigation”). We have described this litigation on a number of occasions, including our report on Form 10-K for 2004.

Under the terms of the preliminary settlement, we agreed to pay $32.5 million in cash to a trust fund to be established by a claims administrator approved by the court for the purpose of (i) settling all claims in the Louisiana Litigation and in related litigation in state court in Texas (3CI Complete Compliance Corporation v. Waste Systems, Inc., et al., 269th Judicial District, Harris County, Texas (No. 2003-46899)), (ii) canceling or otherwise acquiring all of the shares of 3CI common stock held by members of the plaintiff class and (iii) paying court-approved administrative expenses and legal fees. In accordance with the terms of the preliminary settlement, we made the required $32.5 million deposit with the claims administrator following the court’s preliminary approval of the settlement in December 2005.

The preliminary settlement remains subject to the court’s final approval. A hearing on final approval was held on February 21, 2006. The court has not yet rendered its decision.

The parties to the preliminary settlement intend that, through the settlement, we will acquire sufficient shares of 3CI common stock so that, with the shares that we and one of our subsidiaries already own, we will own 90% or more of 3CI’s outstanding common stock. This level of ownership would enable us to acquire the balance of the outstanding 3CI common stock through a “short-form” merger under Delaware law. If we do acquire 90% or more of 3CI’s common stock as contemplated, we intend to conduct such a short-form merger as soon as practicable as we determine.

Private Antitrust Litigation.  In January 2003, we were sued in federal court in Arizona by a private plaintiff claiming anticompetitive conduct in Arizona, Colorado and Utah from November 1997 to the present and seeking certification of the lawsuit as a class action on behalf of all customers of ours in the three-state area during this period. Over the next several months, four similar suits were filed in federal court in Utah, Arizona, Colorado and New Mexico. These five lawsuits have been consolidated for multidistrict proceedings in federal court in Utah, and the plaintiffs have filed a consolidated class action complaint, superseding their prior, separate complaints, alleging various anticompetitive conduct, including monopolization of the market for medical waste services. In December 2004 the plaintiffs filed a motion for class certification, and in October 2005 the court heard arguments on the plaintiffs’ motion. The court has not yet issued a ruling. Discovery in these proceedings is at an early stage.

In December 2003, a sixth suit was filed in federal court in Utah alleging monopolistic and other anticompetitive conduct in California from 1999 through the present and seeking certification of the lawsuit as a class action on behalf of all California customers of ours during this period. In December 2004 the plaintiffs filed a motion for class certification, and in October 2005 the court heard arguments on the plaintiffs’ motion. The court has not yet issued a ruling. Discovery in this lawsuit, which is coordinated with discovery in the multidistrict proceedings, is at an early stage.

In February 2003, we were sued in federal court in Utah by a third-party hauler of medical waste alleging various anticompetitive conduct, including an alleged denial of access to one of our incinerators. Discovery in this lawsuit, which is consolidated with discovery in the multidistrict proceedings, is at an early stage.

We do not believe that any of these lawsuits has merit and are vigorously defending them.

Other Litigation.  In Australia, we are in arbitration with SteriCorp Limited over the ETD equipment that we sold to them. Discovery is pending in these proceedings. We currently expect that the arbitration hearing will be held during the second quarter of 2006.

During 2005, we were in arbitration regarding various disputes under an exclusive marketing and distribution license agreement with a licensor of software. The licensor claimed, among other things, that our license had ceased to be exclusive because of our failure to pay minimum royalties under the license agreement, and we claimed, among other things, that the licensor’s actions entitled us to rescind the license agreement and to be repaid the $1.8 million license fee we had paid. On March 1, 2006, the arbitrator awarded the licensor $0.4 million in damages for breach of the license agreement and denied all of the parties’ other claims, including our claim for rescission, and the license agreement was effectively terminated. As a result of the arbitrator’s decision we wrote-off the remaining $1.4 million unamortized portion of our license intangible asset.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2005.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age

Mark C. Miller	President, Chief Executive Officer and a Director	50
Richard T. Kogler	Executive Vice President and Chief Operating Officer	46
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	49
Richard L. Foss	Executive Vice President, Corporate Development	51
Shan S. Sacranie	Executive Vice President, International	53

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

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

As of February 27, 2006, we had approximately 196 stockholders of record.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low

First quarter 2004	49.23	43.12
Second quarter 2004	51.74	45.43
Third quarter 2004	53.06	44.36
Fourth quarter 2004	47.35	41.79
First quarter 2005	51.60	44.20
Second quarter 2005	53.82	43.92
Third quarter 2005	59.47	50.58
Fourth quarter 2005	63.52	54.36

We did not pay any cash dividends during 2005 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In May 2002 our Board of Directors authorized the Company to repurchase up to 3,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company’s discretion. In February 2005, at a time when we had purchased a cumulative total of 1,478,430 shares, the Board authorized the Company to purchase up to an additional 1,478,430 shares, thereby giving the Company the authority to purchase up to a total of 3,000,000 additional shares. The following table provides information about our purchases during the year ended December 31, 2005 of shares of our common stock.

Issuer Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
				Dollar
				Value) of
			Total	Shares (or
			Number of Shares	Units) that
		Average	(or Units)	May Yet Be
	Total	Price	Purchased as Part	Purchased
	Number of Shares	Paid per	of Publicly	Under the
	(or Units)	Share	Announced Plans	Plans or
Period	Purchased	(or Unit)	or Programs	Programs

January 1-January 31, 2005	—	—	—	1,868,570
February 1-February 28, 2005	544,000	45.88	544,000	2,803,000
March 1-March 31, 2005	204,600	44.56	204,600	2,598,400
April 1-April 30, 2005	117,600	43.92	117,600	2,480,800
May 1-May 31, 2005	—	—	—	2,480,800
June 1-June 30, 2005	—	—	—	2,480,800
July 1-July 31, 2005	—	—	—	2,480,800
August 1-August 31, 2005	—	—	—	2,480,800
September 1-September 30, 2005	146,600	55.33	146,600	2,334,200
October 1-October 31, 2005	187,700	55.59	187,700	2,146,500
November 1-November 30, 2005	—	—	—	2,146,500
December 1-December 31, 2005	50,000	57.38	50,000	2,096,500

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Statements of Income Data(1)
Revenues	$609,457	$516,228	$453,225	$401,519	$359,024
Income from operations	168,355	145,655	126,397	100,832	73,294
Net income	67,154	78,178	65,781	45,724	14,710
Net income applicable to Common Stock	67,154	78,178	65,781	45,037	12,167
Diluted net income per share of Common Stock(2)	1.48	1.69	1.43	1.01	0.35
Depreciation and amortization	21,431	21,803	17,255	14,981	25,234
Other Data
Cash provided by operating activities	$94,327	$114,611	$123,887	$98,731	$64,550
Cash used in investing activities	(156,001)	(105,093)	(57,635)	(49,470)	(36,673)
Cash (used in) provided by financing activities	59,500	(6,941)	(66,820)	(53,705)	(17,806)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Balance Sheet Data (at December 31)(1)
Cash, cash equivalents and short-term investments	$8,545	$7,949	$7,881	$8,887	$13,017
Total assets	1,047,660	834,141	707,462	667,095	614,530
Long-term debt, net of current maturities	348,841	190,431	163,016	224,124	267,365
Convertible redeemable preferred stock	—	—	20,944	28,049	44,872
Shareholders’ equity	$521,634	$495,372	$407,820	$326,729	$232,510

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2005.

(2)	See Note 10 to the Consolidated Financial Statements for information concerning the computation of net income per common share. In 2005, net income includes costs related to the 3CI preliminary settlement of class action litigation of $23.4 million net of tax, South Africa note receivable write-down of $1.5 million net of tax, fixed asset impairments of $0.5 million net of tax, acquisition-related costs of $0.5 million net of tax, settlement of licensing litigation of $1.1 million net of tax, and items related to debt restructuring of $0.3 million net of tax which negatively impacted EPS by $0.60 per share. Of the total of $27.3 million of such items, $3.4 million were non-cash items. In 2004, net income includes acquisition-related costs of $0.5 million net of tax, fixed asset write-offs of $0.7 million net of tax, and items related to debt restructuring and redemption of senior subordinated debt of $2.8 million net of tax that negatively impacted EPS by $0.09 per share. Of the total of $4.0 million of such items, $1.4 million were non-cash items. In 2003, net income includes acquisition-related costs of $0.4 million net of tax and items related to debt restructuring and subordinated debt repurchase of $2.0 million net of tax, which negatively impacted EPS by $0.04 per share. Of the total of $2.4 million of such items, $0.5 million were non-cash items. In 2002, net income includes acquisition-related costs of $0.2 million net of tax, fixed asset write-offs of $1.8 million net of tax and items related to debt restructuring and subordinated debt repurchases of $1.4 million net of tax, which negatively impacted EPS by $0.08 per share. Of the total of $3.4 million of such items, $2.0 million were non-cash items. In 2001, net income includes acquisition-related costs of $0.2 million net of tax, fixed asset write offs of $2.0 million net of tax and items related to debt restructuring and subordinated debt repurchases, of $7.3 million net of tax, which negatively impacted EPS by $0.12 per share. Of the total of $9.5 million of such items, $5.5 million were non-cash items.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We derive our revenues from services to two principal types of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, pharmacies municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste (“small account” customers) and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste (“large account” customers).

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

We also serve pharmacies, distributors and manufacturers of pharmaceutical products by managing the return and disposal of expired or surplus pharmaceutical products and by managing the recall of pharmaceutical products being recalled by the manufacturer. In 2005, we completed four acquisitions of companies that provide these services.

As of December 31, 2005, we served approximately 333,000 customers, of which approximately 325,000 were small account customers and approximately 7,700 were large account customers.

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

Revenue Recognition.  We recognize revenue for our medical waste services at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary ETD treatment equipment are recognized based on shipment of equipment and services provided for in the individual contract. We routinely review total estimated costs and shipments to complete each contract and revise the revenues and estimated gross margin on the contract as necessary. Payments received in advance are deferred and recognized as services are provided. Royalty revenues are calculated based on measurements specified in each contract or license and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Software licensing revenues are recognized on a prorated basis over the term of the license agreement. Revenues from pharmaceutical services are recorded at the time services are performed. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position. Payments received in advance are deferred and recognized as services are provided.

Goodwill and Other Identifiable Intangible Assets.  Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly are not amortized. This position is in accordance with Statements of Financial Accounting Standards (“FAS”) No. 142, which became effective for fiscal years beginning after December 15, 2001.

Our balance sheet at December 31, 2005 contains goodwill, net of accumulated amortization, of $685.2 million. In accordance with FAS 142, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the write-off occurs. We use the market value of our stock as the current measurement of total fair value of our reporting units and any unforeseen material drop in our stock price maybe an indicator of a potential impairment of goodwill. The results of the 2005 impairment test conducted in June 2005 did not show any impairment of goodwill, and there have not occurred any events since that time that indicate that an impairment situation exists.

Our permits are currently tested for impairment annually at December 31 or more frequently if circumstances indicate that they may be impaired. We use a discounted cash flow model as the current measurement of the fair value of the permits. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted cash flow may differ from actual cash flow due to, among other things; inaccuracies in economic estimates and actual cash flow could materially affect the future financial value of the permits. The results of the 2005 impairment test did not show any impairment of our permits and no events have occurred since that time that would indicate an impairment situation exists.

Other identifiable intangible assets, such as customer lists, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our medical waste business customer lists have 40-year lives and our pharmaceutical services business customer lists have 20-year lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows. There have been no indicators of impairment of these intangibles (see Note 8 to our consolidated financial statements).

During 2005 we were in arbitration proceedings regarding various disputes under an exclusive marketing and distribution license agreement with a licensor of software. On March 1, 2006, subsequent to year-end, the arbitrator awarded damages to the licensor and the license agreement was effectively terminated. Although this event occurred after the end of the year, we are required to write-off the unamortized portion of the license fee that we had previously paid. The effect is a reduction in the carrying amount of this intangible by $1.8 million and a reduction in the accumulated amortization of $0.4 million.

Income Taxes.  Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Insurance.  Our insurance for worker’s compensation, vehicle liability and physical damage, and employee-related health care benefits is obtained using high deductible insurance polices. A third-party administrator is used to process all such claims. We require all workers’ compensation, vehicle liability and physical damage claims to be reported within 24 hours. As a result, we accrue our worker’s compensation, vehicle and physical damage liability based upon the claim reserves established by the third-party administrator at the end of each reporting period. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent that actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

Litigation.  We operate in a highly regulated industry and deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time. Settlements from litigation would be recorded when known, probable and estimable.

Stock Option Plans.  We have issued stock options to employees and directors as an integral part of our compensation programs. Accounting principles generally accepted in the United States allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). As required by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, calculations of pro forma net income and earnings per share, computed in accordance with the method prescribed by FAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note 11 to our consolidated financial statements.

We will adopt the provisions of FAS 123 (revised 2004), Share-Based Payments, (“FAS 123R”) on January 1, 2006. Among other things, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after January 1, 2006. See Note 2-New Accounting Pronouncements in Item 8, Financial Statements and Supplemental Data for further information.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2005		2004

Revenues	$609,457	100.0%	$516,228	100.0%
Cost of revenues	324,988	53.3%	271,189	52.5%
Depreciation	16,432	2.7%	16,833	3.3%

Total cost of revenues	341,420	56.0%	288,022	55.8%

Gross profit	268,037	44.0%	228,206	44.2%
Selling, general and administrative	93,033	15.3%	75,653	14.7%
Depreciation	3,403	0.6%	2,540	0.5%
Amortization	1,596	0.3%	2,430	0.5%
Acquisition related costs	778	0.1%	773	0.1%

Total selling, general and administrative expenses	98,810	16.2%	81,396	15.8%
Write off fixed as sets	872	0.1%	1,155	0.2%

Income from operations	168,355	27.6%	145,655	28.2%

Write-down of note receivable with former joint venture	2,495	0.4%	—	—
Licensing legal settlement	1,823	0.3%	—	—
3CI legal settlement	36,481	6.0%	—	—
Net income	67,154	11.0%	78,178	15.1%

Earnings per share — diluted	$1.48		$1.69

Revenues.  Our revenues increased $93.2 million, or 18.1%, to $609.5 million in 2005 from $516.2 million in 2004. Revenues generated from the sale of ETD equipment and licensing of technology internationally were $1.0 million during 2005, compared to $8.2 million during 2004. This decrease is a result of the delivery of a large portion of an order of ETD equipment to a customer in Japan in 2004. During 2005, acquisitions less than one year old contributed approximately $63.6 million to the increase in our revenues from 2004. For the year, internal growth for small account customers increased approximately 9% while revenues from large quantity customers increased by approximately 5%.

During 2005, the size of the regulated medical waste market in the United States remained relatively stable. Through our acquisition of White Rose Environmental Ltd. in June 2004 and subsequent United Kingdom acquisitions in 2005, we were able to expand our geographic presence outside of North America.

Cost of Revenues.  Our cost of revenues increased $53.4 million or 18.5%, to $341.4 million during 2005, from $288.0 million during 2004. The increase was primarily related to the increase in revenues during 2005 compared to 2004. Our gross margin percentage decreased to 44.0% during 2005 from 44.2% during 2004 as we experienced higher energy related costs. Domestic energy costs increased in 2005, which were partially offset by higher revenues related to fuel surcharges. Employee benefit costs as a percentage of compensation costs decreased by 2.0% in 2005. This was a result of the changes to our employee healthcare programs including changes to our providers and program formats.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased to $98.8 million during 2005, from $81.4 million during 2004. This increase was primarily the result of increased spending on marketing our Steri-Safesm program and Bio Systems sharps management program and the expansion into the pharmaceutical services programs. Bad debt expense increased during 2005 to $2.7 million from $0.8 million in 2004 due to higher sales and increased write-offs in 2005. In addition, as noted in the cost of revenues discussion above, employee benefit costs as a percentage of compensation costs decreased in 2005. Amortization decreased to $1.6 million during 2005, from $2.4 million during 2004 as a result of intangibles becoming fully amortized at the end of 2004. Selling, general and administrative expenses as a percentage of revenue increased to 16.2% during 2005 compared to 15.8% in 2004.

Income from Operations.  Income from operations increased to $168.4 million during 2005 from $145.7 million during 2004. The increase was due to higher revenues partially offset by higher costs of revenues and selling, general and administrative expenses. During the year ended December 31, 2005 3CI Complete Compliance Corporation, of which we own a majority of the common stock, recorded a non-cash impairment charge of $0.9 million on its Springhill, Louisiana building and property. During the year ended December 31, 2004 we recorded a non-cash write-down of idled Stericycle incinerator equipment at our Baltimore, Maryland and Terrell, Texas facility of $1.2 million. Income from operations as a percentage of revenue decreased to 27.6% during 2005 from 28.2% during 2004 as a result of the factors described above.

Interest Expense and Interest Income.  Interest expense increased to $13.0 million during 2005, from $11.2 million during 2004, primarily due to higher debt levels during the year. Interest income was $0.8 million during 2005 and $0.6 million during 2004.

Write-down of note receivable.  During 2005 we wrote-down a $2.5 million note receivable that we had recorded from the sale of interest in our former South African joint venture when we had determined that the amount was uncollectible.

Legal Settlements.  During November 2005 we incurred $36.5 million in expenses related to the preliminary settlement of the 3CI class action litigation and related legal expenses. In December 2005, we recorded a cash charge of $0.4 million for damages and a non-cash charge of $1.4 million, representing the write-off of the unamortized portion of a license fee that we previously paid, as a result of an arbitrator’s award in March 2006 and the license agreement being effectively terminated.

Debt Extinguishments and Refinancing Expenses.  During 2005 we incurred $0.5 million in refinancing expense for non-cash accelerated amortization of financing fees related to amendments to our bank credit facility agreements. During 2004 we repurchased the remaining $50.9 million of our senior subordinated notes. As a result, in 2004 we incurred $3.1 million in redemption premium expenses and $1.1 million in non-cash accelerated amortization of financing fees associated with the repurchase of the notes.

Income Tax Expense.  Income tax expense for the years 2005 and 2004 reflects an effective tax rate of approximately 40.0% and 39.2%, respectively, for federal and state income taxes. Excluding the effect of the legal settlement expense, the effective tax rate for 2005 was 39%.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2004		2003

Revenues	$516,228	100.0%	$453,225	100.0%
Cost of revenues	271,189	52.5%	243,170	53.7%
Depreciation	16,833	3.3%	13,430	3.0%

Total cost of revenues	288,022	55.8%	256,600	56.6%

Gross profit	228,206	44.2%	196,625	43.4%
Selling, general and administrative	75,653	14.7%	65,733	14.5%
Depreciation	2,540	0.5%	1,975	0.4%
Amortization	2,430	0.5%	1,850	0.4%
Acquisition related costs	773	0.1%	670	0.1%

Total selling, general and administrative expenses	81,396	15.8%	70,228	15.5%
Write off fixed assets	1,155	0.2%	—	—

Income from operations	145,655	28.2%	126,397	27.9%
Net income	78,178	15.1%	65,781	14.5%

Earnings per share — diluted	$1.69		$1.43

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

Cost of Revenues.  Our cost of revenues increased $31.4 million or 12.2%, to $288.0 million during 2004, from $256.6 million during 2003. The increase was primarily related to the increase in revenues during 2004 compared to 2003. Our gross margin percentage increased to 44.2% during 2004 from 43.4% during 2003 as we realized improvements from our continuous programs to improve margins on our large quantity business, increased our number of small quantity customers electing our Steri-Safesm program from 70,000 to 87,000 and improved our transportation productivity by increasing route density. During the year fuel prices as a percent of revenue increased by 20%. Employee benefit costs as a percentage of compensation costs decreased by 3.3% in 2004. This was a result of the changes implemented in late 2003 to our employee healthcare programs including changes to our third-party administrators and providers. The lower gross margins of White Rose, which started consolidating into our financials in June 2004, reduced the gross margin percentage for the consolidated business by 134 basis points in 2004.

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

Debt Extinguishments and Refinancing Expenses.  During 2004 we repurchased the remaining $50.9 million of our senior subordinated notes compared to a repurchase of $17.8 million of notes in 2003. As a result, in 2004 we incurred $3.1 million in redemption premium expenses and $1.1 million in non-cash accelerated amortization of financing fees associated with the repurchase of the notes compared to $2.8 million and $0.5 million, respectively, in 2003. In addition, we amended our bank credit facility agreement in 2004 and paid $0.3 million in financing fees.

Income Tax Expense.  Income tax expense for the years 2004 and 2003 reflects an effective tax rate of approximately 39.2% and 39.5%, respectively, for federal and state income taxes.

Liquidity and Capital Resources

In June 2005, we obtained a new $400.0 million senior unsecured revolving credit facility maturing in June 2010 in place of our existing senior secured credit facility. The new credit facility reduced the interest rates that we are charged by reducing the applicable margin that is added to the relevant interest rate. The new credit facility also allowed us to borrow in pre-approved currencies other than United States dollars. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our consolidated leverage ratio. As of December 31, 2005, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans.

In December 2005, we amended our $400.0 million senior unsecured revolving credit facility. The facility was increased to $550.0 million, with additional capacity available up to $650.0 million upon request. We also increased the letter of credit sub-limit from $125.0 million to $150.0 million.

Our amended credit facility requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At December 31, 2005, our material financial covenants were as follows:

•	The permitted maximum leverage ratio is 3.00:1.00. As of December 31, 2005, our actual leverage ratio was 1.80:1.00.

•	The permitted minimum interest coverage ratio is 3.00:1.00. As of December 31, 2005, our actual interest coverage ratio was 16.45:1.00.

As of December 31, 2005, we had $291.7 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $5.2 million. In addition, we had $65.9 million committed to outstanding letters of credit.

Working Capital.  At December 31, 2005, our working capital was $45.3 million compared to working capital of $32.3 million at December 31, 2004. As noted, we have available a $550.0 million revolving line of credit under our senior unsecured credit facility and at December 31, 2005 had borrowed $291.7 million under this line and had an additional $65.9 million committed in letters of credit.

Net Cash Provided or Used.  Net cash provided by operating activities was $94.3 million during the year ended December 31, 2005 compared to $114.6 million for 2004. This decrease primarily reflects higher accounts receivable, accrued liability balances and lower net income. The decrease in net income was primarily the result of the $23.4 million, net of tax, recorded for the preliminary settlement of the 3CI class action litigation. Net cash provided by operating activities in 2005 included a $7.4 million tax benefit from disqualifying dispositions of stock options.

Net cash used in investing activities for 2005 was $156.0 million compared to $105.1 million for 2004. This increase is primarily attributable to the increase in payments for acquisitions. Cash investments in acquisitions and international joint ventures for 2005 were $139.7 million compared to $72.4 million in 2004. The increase was primarily the result of our acquisition of pharmaceutical return businesses. In addition, in 2005 we sold the Consumer Products Division of Universal Solutions, Inc., which we had acquired as part of the Universal Solutions, Inc. acquisition, and received $10.3 million of net proceeds. Capital expenditures were $26.3 million for 2005, for investments in capital equipment to support a nationwide rollout of the Bio Systems sharps management program and other improvements in our infrastructure, compared to $33.3 million in 2004. As of December 31, 2005 we had less than 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies such as our proprietary ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash provided by financing activities was $59.5 million during 2005 compared to $6.9 million net cash used in financing activities in 2004. During 2005 we borrowed money to fund acquisitions, stock repurchases and the 3CI legal settlement. In addition, we made debt repayments of $198.9 million when we terminated our 2001 senior credit facility, $60.7 million in common stock repurchases, $12.8 million repayments on promissory notes and $0.8 million for capital leases. In 2005, we also amended our $400.0 million senior unsecured revolving credit facility. The facility was increased to $550.0 million, in which we borrowed $371.5 million and made debt repayments of $79.8 million.

In addition, at December 31, 2005 we had $68.0 million outstanding primarily related to promissory notes issued in connection with acquisitions made during 2002 through 2005.

Contractual Cash Commitments.  The following table displays our future contractual cash commitments.

		Less than			After
Payments Due by Period (In Thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long term debt*	$441,224	$30,504	$98,832	$309,151	$2,737
Capital lease obligations*	1,298	1,068	230	—	—
Purchasing obligations	1,650	864	786	—	—
Operating leases	97,742	24,747	47,364	15,550	10,081
Other long-term liabilities*	3,187	839	1,634	417	297

Total contractual cash obligations	$545,101	$58,022	$148,846	$325,118	$13,115

*	The long-term debt, capital lease and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. For long-term debt with variable rates of interest, management used judgment to estimate the future rate of interest.

At December 31, 2005 we had $65.9 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees.  We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $6.5 million with the Azoroa Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates on our senior unsecured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $2.9 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 30.

Stericycle, Inc.

Lake Forest, IL
March 1, 2006

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stericycle, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Stericycle, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stericycle, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 1, 2006,

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stericycle, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 1, 2006,

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except for share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,825	$7,850
Short-term investments	720	99
Accounts receivable, less allowance for doubtful accounts of $4,810 in 2005 and $4,188 in 2004	103,703	74,888
Parts and supplies	5,263	4,259
Prepaid expenses	6,523	6,716
Notes receivable	3,164	3,423
Deferred tax asset	13,452	13,296
Other	3,392	4,961

Total current assets	144,042	115,492
Property, plant and equipment:
Land	8,190	8,352
Buildings and improvements	48,149	44,951
Machinery and equipment	144,795	126,689
Office equipment and furniture	21,581	18,940
Internally developed software	1,101	—
Construction in progress	11,220	12,527

	235,036	211,459
Less accumulated depreciation	(98,816)	(75,947)

Property, plant and equipment, net	136,220	135,512

Other assets:
Goodwill	685,169	516,808
Intangible assets, less accumulated amortization of $8,965 in 2005 and $7,951 in 2004	61,641	50,800
Notes receivable	10,672	9,517
Other	9,916	6,012
Total other assets	767,398	583,137

Total assets	$1,047,660	$834,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$12,044	$13,218
Accounts payable	27,872	17,998
Accrued liabilities	48,450	44,411
Deferred revenue	10,394	7,611

Total current liabilities	98,760	83,238

Long-term debt, net of current portion	348,841	190,431
Deferred income taxes	71,549	57,477
Other liabilities	6,876	7,623
Common shareholders’ equity:
Common stock (par value $.01 per share, 80,000,000 shares authorized, 44,149,722 issued and outstanding in 2005, 44,732,070 issued and outstanding in 2004)	442	448
Additional paid-in capital	259,075	298,046
Accumulated other comprehensive income	546	2,461
Retained earnings	261,571	194,417

Total shareholders’ equity	521,634	495,372

Total liabilities and shareholders’ equity	$1,047,660	$834,141

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Revenues	$609,457	$516,228	$453,225
Costs and expenses:
Cost of revenues	341,420	288,022	256,600
Selling, general and administrative expenses	98,032	80,623	69,558
Write off of fixed assets	872	1,155	—
Acquisition related expenses	778	773	670

Total costs and expenses	441,102	370,573	326,828

Income from operations	168,355	145,655	126,397
Other income (expense):
Interest income	764	558	550
Interest expense	(13,011)	(11,186)	(12,848)
Debt extinguishments and refinancing	(447)	(4,574)	(3,268)
Write-down of note receivable with former joint venture	(2,495)	—	—
Licensing legal settlement	(1,823)	—	—
3CI legal settlement	(36,481)	—	—
Other expense, net	(2,882)	(1,889)	(2,102)

Total other expense	(56,375)	(17,091)	(17,668)

Income before income taxes	111,980	128,564	108,729
Income tax expense	44,826	50,386	42,948

Net income	$67,154	$78,178	$65,781

Earnings per share — Basic	$1.52	$1.77	$1.59

Earnings per share — Diluted	$1.48	$1.69	$1.43

Weighted average number of common shares outstanding — Basic	44,284,580	44,250,913	41,439,020
Weighted average number of common shares outstanding — Diluted	45,310,509	46,195,897	46,097,802

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

OPERATING ACTIVITIES:
Net income	$67,154	$78,178	$65,781
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	27	21	76
Write-off of deferred financing costs	447	1,094	484
Write-down of note receivable with former joint venture	2,495	—	—
Fees paid for extinguishment of senior subordinated debt	—	3,147	2,784
Write-off of licensing intangible	1,431	—	—
Loss on sale and impairment of fixed assets	872	1,515	295
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	7,432	7,719	10,044
Depreciation	19,835	19,373	15,405
Amortization	1,596	2,430	1,850
Deferred income taxes	13,514	13,849	9,576
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,679)	(4,986)	5,983
Parts and supplies	(962)	(494)	1,720
Prepaid expenses and other assets	(1,909)	6,301	(1,710)
Accounts payable	7,393	(5,123)	(515)
Accrued liabilities	(8,056)	(5,926)	11,363
Deferred revenue	2,737	(2,487)	751

Net cash provided by operating activities	94,327	114,611	123,887

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(139,696)	(72,408)	(37,222)
Proceeds from maturity/(purchases) of short-term investments	(621)	542	(129)
Net proceeds from sale of assets from acquisition	10,328	—	—
Proceeds from sale of property and equipment	302	85	688
Capital expenditures	(26,314)	(33,312)	(20,972)

Net cash used in investing activities	(156,001)	(105,093)	(57,635)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	735	12,435	1,132
Repayments of senior subordinated debt	—	(54,012)	(20,559)
Repayment of long term debt	(12,845)	(4,402)	(6,023)
Net borrowings (repayments) from 2001 senior credit facility	27,500	61,695	(37,187)
Repayment of 2001 senior credit facility	(198,853)	—	—
Borrowings on 2005 senior credit facility	371,522	—	—
Repayments on 2005 senior credit facility	(79,853)	—	—
Payments of deferred financing costs	(1,484)	—	(395)
Principal payments on capital lease obligations	(795)	(996)	(1,117)
Purchase/cancellation of treasury stock	(60,657)	(34,847)	(13,204)
Proceeds from other issuances of common stock	14,230	13,186	10,533

Net cash provided by (used in) financing activities	59,500	(6,941)	(66,820)

Effect of exchange rate changes on cash	2,149	(1,967)	(567)
Net increase (decrease) in cash and cash equivalents	(25)	610	(1,135)
Cash and cash equivalents at beginning of year	7,850	7,240	8,375

Cash and cash equivalents at end of year	$7,825	$7,850	$7,240

Non-cash activities:
Net issuances of notes payable for certain acquisitions	$49,736	$17,795	$—

Net issuances of common stock and warrants for certain acquisitions	$—	$441	$204

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Issued					Accumulated
	and		Additional			Other	Total
	Outstanding		Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)

Balances at December 31, 2002	40,437	$404	$277,531	$50,458	$(1,435)	$(229)	$326,729
Issuance of common stock for exercise of options and warrants and employee stock purchases	960	10	10,390	—	—	—	10,400
Conversion of Preferred Stock	812	8	7,097	—	—	—	7,105
Purchase/Cancellation of treasury stock	(343)	(3)	(14,636)	—	1,435	—	(13,204)
Common stock and warrants issued for acquisitions	2	1	205	—	—	—	206
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	10,044	—	—	—	10,044
Currency translation adjustment	—	—	—	—	—	527	527
Change in fair value of cashflow hedge	—	—	—	—	—	232	232
Net income	—	—	—	65,781	—	—	65,781

Comprehensive income	—	—	—	—	—	—	66,540

Balances at December 31, 2003	41,868	$420	$290,631	$116,239	$—	$530	$407,820
Issuance of common stock for exercise of options and warrants and employee stock purchases	808	8	13,178	—	—	—	13,186
Conversion of Preferred Stock	2,836	28	20,916	—	—	—	20,944
Purchase/Cancellation of treasury stock	(789)	(8)	(34,839)	—	—	—	(34,847)
Common stock and warrants issued for acquisitions	9	—	441	—	—	—	441
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	7,719	—	—	—	7,719
Currency translation adjustment	—	—	—	—	—	1,934	1,934
Change in fair value of cashflow hedge	—	—	—	—	—	(3)	(3)
Net income	—	—	—	78,178	—	—	78,178

Comprehensive income	—	—	—	—	—	—	80,109

Balances at December 31, 2004	44,732	$448	$298,046	$194,417	$—	$2,461	$495,372
Issuance of common stock for exercise of options and warrants and employee stock purchases	668	7	14,241	—	—	—	14,248
Purchase/Cancellation of treasury stock	(1,250)	(13)	(60,644)	—	—	—	(60,657)
Tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	7,432	—	—	—	7,432
Currency translation adjustment	—	—	—	—	—	(1,817)	(1,817)
Change in fair value of cashflow hedge	—	—	—	—	—	(98)	(98)
Net income	—	—	—	67,154	—	—	67,154

Comprehensive income							65,239

Balances at December 31, 2005	44,150	$442	$259,075	$261,571	$—	$546	$521,634

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Note 1 — Description of Business

We were incorporated in 1989 and presently serve approximately 333,000 customers throughout the United States, Puerto Rico, Canada, Mexico and the United Kingdom. In North America we have a fully integrated, national medical waste management network. Our network includes 45 treatment/collection centers and 105 additional transfer and collection sites. We use this network to provide a broad range of services to our customers. Our medical waste treatment technologies include our proprietary electro-thermal-deactivation system, or ETD, as well as traditional methods such as autoclaving and incineration. In the United Kingdom we have a fully integrated waste management network, which includes 12 treatment/collection centers and two additional transfer/collection sites.

We also serve pharmacies, distributors and manufacturers of pharmaceutical products, from five processing centers within the United States, by managing the return and disposal of expired or surplus pharmaceutical products and by managing the recall of pharmaceutical products being recalled by the manufacturer.

Note 2 — Summary of Significant Accounting Policies

  Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries as well as our 64.5% ownership in Medam S.A. de C.V. (“Medam”) (a Mexican company) and 67.5% common stock ownership in 3CI Complete Compliance Corporation (“3CI”). All significant intercompany accounts and transactions have been eliminated. In addition, we have a 37.5% ownership in Medam B.A. Srl (an Argentine company), which is accounted for using the equity method. Minority interest expense related to our majority owned subsidiaries and our equity interest in the income or loss of unconsolidated subsidiaries are included in the other income (expense).

  Revenue Recognition:

We recognize revenue for our medical waste services at the time of medical waste collection. Revenue and costs on contracts to supply our proprietary ETD treatment equipment are recognized based on shipment of equipment and services provided for in the individual contract. We routinely review total estimated costs and shipments to complete each contract and revise the revenues and estimated gross margin on the contract as necessary. Payments received in advance are deferred and recognized as services are provided. Royalty revenues are calculated based on measurements specified in each technology contract and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Software licensing revenues are recognized on a prorata basis over the term of the license agreement. Revenues from pharmaceutical services are recorded at the time services are performed. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position. Payments received in advance are deferred and recognized as services are provided.

Cash Equivalents and Short-Term Investments:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit, which mature in less than one year.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and Improvement	3 to 30 years
Machinery and Equipment	3 to 20 years
Containers	2 to 20 years
Transportation Equipment	4 to 10 years
Office Equipment and Furniture	3 to 10 years
Software	3 to 7 years

During the year ended December 31, 2005, 3CI of which we own a majority of the common stock, recorded a non-cash impairment charge of $0.9 million on its Springhill, Louisiana building and property. During the year ended December 31, 2004 we recorded a non-cash write-down of idled Stericycle incinerator equipment at our Baltimore, Maryland and Terrell, Texas facility of $1.2 million.

During 2004 we evaluated the estimated useful life of our reusable Bio Systems containers by performing durability studies. Based on these studies we determined that the useful life of the containers was actually longer than our current life used to calculate depreciation. During 2004 we adjusted the total useful lives from 3 years to 17 years for containers that had been purchased during 2003 and 2004. In addition we adjusted the useful lives on the containers originally acquired with the Scherer Healthcare acquisition in January 2003 to a total of 10 years from the date of the original purchase. The impact of the change in the estimated useful life was immaterial to our results in 2004.

Goodwill and Intangibles:

Goodwill and other indefinite lived intangibles are not amortized but are subject to an annual impairment test. According to Statements of Financial Accounting Standards (“FAS”) No. 142, other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have useful lives from 20 to 40 years based upon the type of customer. We have non-compete intangibles with useful lives from one to five years. We have tradename intangibles with useful lives from 20 to 40 years. We have a software technology intangible with a useful life of five years. We have determined that our permits have indefinite lives and thus they are not amortized.

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, derivatives, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when known and estimable. These losses, when incurred, have been within the range of our expectations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where we make estimates include allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, income tax liabilities and accrued auto and workers’ compensation insurance claims. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Derivative Instruments:

We have three forward contracts for the purchase of Sterling (GBP) as hedging instruments for an intercompany loan from the parent company to our subsidiary in the United Kingdom, Stericycle International Ltd, which are described more fully in Note 7. The subsidiary borrowed the funds for the purchase of White Rose. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009. On October 1, 2005, we prospectively designated our existing foreign currency forward contracts as cash flow hedges to receive hedge accounting treatment.

Stock-Based Compensation:

At December 31, 2005, we have stock-based compensation plans, which are described more fully in Note 11. We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for employee stock options using the intrinsic value method because the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the measurement date (date of grant), no compensation expense is recognized.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition of FAS 123 to stock-based employee compensation (in thousands except per share information).

	2005	2004	2003

Stock options expense included in net income	$16	$13	$46

As reported net income	$67,154	$78,178	$65,781
Pro forma impact of stock options, net of tax	(5,940)	(5,540)	(6,172)
Pro forma impact of employee stock plan, net of tax	(127)	(111)	(149)

Pro forma net income	$61,087	$72,527	$59,460

Earnings per share Basic — as reported	$1.52	$1.77	$1.59

Basic — pro forma	$1.38	$1.64	$1.43

Diluted — as reported	$1.48	$1.69	$1.43

Diluted — pro forma	$1.36	$1.58	$1.30

Foreign Currency Translation:

Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income (loss) directly in equity.

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We do not have environmental liabilities recorded at December 31, 2005 nor are we aware of any issues at our facilities that could initiate the need for environmental remediation.

Reclassifications:

Certain amounts in the 2003 and 2004 financial statements have been reclassified to conform to the 2005 presentation.

New Accounting Standards:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after January 1, 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We will begin expensing stock options in the first quarter of 2006 and will use the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for both new awards and awards previously granted but not fully vested as of the adoption date. We anticipate that we will continue to use the Black-Scholes option-pricing model to determine the fair value of options granted to employees. We expect the adoption of FAS 123R will have a material impact on our consolidated statements

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

of income and earnings per share. We have no reason to believe that the amounts reported as a result of the adoption will be materially different from our currently disclosed pro forma amounts.

Note 3 —	Income Taxes

Significant components of our income tax expense for the years ended December 31, are as follows (in thousands):

	2005	2004	2003

Deferred
Federal	$11,186	$12,308	$8,945
State	2,730	1,941	2,162

	13,916	14,249	11,107

Current
Federal	26,349	29,714	26,992
State	4,561	6,423	4,849

	30,910	36,137	31,841

Total Provision	$44,826	$50,386	$42,948

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, is as follows:

	2005	2004	2003

Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes , net of federal tax effect	4.1%	4.2%	4.2%
Other	0.9%	—%	0.3%

Effective tax rate	40.0%	39.2%	39.5%

Cash payments for income taxes were $28.1 million, $25.9 million and $16.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Our deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2005	2004

Deferred tax liabilities:
Property, plant, and equipment	$(12,732)	$(11,073)
Goodwill and other intangibles	(58,817)	(46,404)

Total deferred tax liabilities	(71,549)	(57,477)
Deferred tax assets:
Accrued liabilities	8,389	6,146
Other	1,394	3,456
Net operating tax loss carryforward	3,669	4,616
Valuation allowance	—	(922)

Total deferred tax assets	13,452	13,296

Net deferred tax liabilities	$(58,097)	$(44,181)

At December 31, 2005, net operating loss carry forwards for U.S. federal income tax purposes have been fully utilized, excluding net operating loss carry forwards related to 3CI. We have a foreign tax credit of approximately $0.5 million, which will begin to expire beginning in 2010. Undistributed earnings of foreign subsidiaries are considered to be permanently invested, and therefore, no U.S. deferred taxes are recorded thereon. The cumulative amounts of such earnings are $22.3 million at December 31, 2005, and it was not practible to estimate the U.S. and withholding tax thereon assuming repatriation. 3CI, our majority owned subsidiary, has net operating loss carry forwards for federal and state purposes of $10.0 million beginning to expire in 2006. Stericycle has net operating loss carry forwards for state purposes of $4.4 million, which expire through 2018.

Note 4 —	Acquisitions and Divestiture

During the year ended December 31, 2005 we completed the acquisition of nine domestic medical waste businesses and four pharmaceutical returns (reverse distribution) businesses, our Mexican subsidiary completed the acquisition of seven medical waste businesses and our United Kingdom subsidiary completed the acquisition of two medical waste businesses. No individual acquisition or the acquisitions in aggregate were significant to our operations.

During the quarter ended March 31, 2005 our Mexican subsidiary, Medam S.A. de C.V. (“Medam”) acquired selected assets of Servicios Ecologicos PEGE y Asociados S. De R.L. de C.V.

During the quarter ended June 30, 2005 we completed six acquisitions of medical waste businesses, consisting of selected assets of Envirotech of America, Inc. which operated in central New York, Medical Systems, Inc., which operated in Missouri, BioClean, Inc., which operated in western New York, all of the stock of Sanford Motors, Inc. and two affiliated companies, which operated in eastern Pennsylvania and New Jersey, selected assets of Five Star Waste, Inc., which operated in Florida, and selected assets of Bio-Med Tec Inc. and an affiliated company, which operated in West Virginia and southern Ohio. We also acquired all of the stock of Automated Health Technologies, Inc., a pharmaceutical returns company based in Florida. Our United Kingdom subsidiary, Stericycle International Ltd., acquired all of the stock of Healthcare Waste Limited (formerly known as Select Environmental Limited) and Medam completed the acquisition of all of the stock of Planta Incineradora de Residuos Biologicos Infecciosos, S.A. de C.V., Soluciones Ecologicas Integrales, S.A. de C.V. and L.A.E. Gabriela Hernandez Romo.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

During the quarter ended September 30, 2005 we completed two acquisitions of medical waste businesses, consisting of all of the stock of Nicklin Associates Inc., which operated in New York, Maryland and Washington D.C. and selected assets of Med-Trac Inc., which operated in Pennsylvania. Medam completed the acquisition of selected assets of Impulso Mexicano, S.A. de C.V. and selected assets of Biol. Donaji de la Caridad Gutierrez Garcia.

During the quarter ended December 31, 2005 we acquired all of the stock of Iowa Medical Waste Reduction Center, Inc., which operated in Iowa. In addition, we completed the acquisition of three pharmaceutical returns businesses, consisting of selected assets of L.L. Horizons, Inc. (also known as Certified Returns) which operated in Florida, all of the stock of Universal Solutions International Inc., which operated in North Carolina, Georgia and New Jersey and all of the stock of NNC Group, LLC, which operated in Indiana. In conjunction with the acquisition of Universal Solutions International Inc., we sold selected assets of their consumer products division to Carolina Supply Chain Services LLC for $12.3 million, of which $10.3 million was the net amount received in cash with $2.0 million being held in escrow. Medam completed the acquisition of selected assets of Servicios Integrales En Manejo de Residuos S.A. de C.V., (formerly known as Simar) and our United Kingdom subsidiary, Stericycle International, Ltd., acquired all of the stock of Indigo Equity Holdings Limited, (formerly known as Waste Solution Inc.).

The aggregate net purchase price of these acquisitions during 2005 was approximately $189.4 million, of which approximately $139.7 million was paid in cash and $49.7 million was paid by the issuance of notes payable.

As of December 31, 2005 the valuation of certain goodwill and intangibles assets associated with the acquisitions have not been finalized.

During the year ended December 31, 2004 we completed the acquisition of two domestic medical waste businesses, Medam completed the acquisition of three medical waste businesses and Stericycle International, LLC completed one acquisition. No individual acquisition or the acquisitions in aggregate were significant to our operations.

During the quarter ended March 31, 2004 we completed the acquisition of two medical waste businesses, consisting of selected assets of American Waste Industries, Inc., which operated in Virginia, Maryland and North Carolina.

During the quarter ended June 30, 2004 we completed the acquisition of selected assets of Texas Environmental Services, Inc., which operated in Texas and Stericycle International Ltd., completed the acquisition of all the common stock of White Rose Environmental Ltd (“White Rose”), which operated in the United Kingdom.

During the quarter ended September 30, 2004 Medam completed the acquisition of all of the common stock of Sterimed S.A. de C.V., all of the remaining stock of Proterm de Mexico JV. S.A. de C.V. and selected assets of Bio-Infex Servicios Y Technologia SA De CV.

The aggregate net purchase price of these acquisitions during 2004 was approximately $90.6 million, of which approximately $72.4 million was paid in cash, $17.8 million was paid by the issuance of notes payable and $0.4 million was paid by the issuance of unregistered shares of our common stock.

During the year ended December 31, 2003 we completed the acquisition of four medical waste businesses, our Canadian subsidiary completed one acquisition, and our majority owned subsidiary, 3CI Complete Compliance Corporation (“3CI”), completed one acquisition. In addition, we completed the acquisition of a pharmaceutical returns software company. No individual acquisition or the acquisitions in aggregate were significant to our operations.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

During the quarter ended March 31, 2003 we completed the acquisition of two medical waste businesses, consisting of all of the common and preferred stock of Scherer Healthcare, Inc. which operated in 10 northeastern and Mid-Atlantic states and selected assets of Kuglen Services, Ltd., LLP, which operated in Texas.

During the quarter ended June 30, 2003 we completed the acquisition of selected assets of Environmental Management Group, Inc., which operated a medical waste business in Ohio and Kentucky. Our majority owned subsidiary, 3CI, acquired selected assets of PMT USA, Inc., dba Air & Sea Environmental, which operated a medical waste business in southeast Texas.

During the quarter ended September 30, 2003 we completed the acquisition of selected assets of NAWA Medical Disposal, L.L.C., which operated a medical waste business in western Texas. In addition, we acquired substantially all of the assets of Pharmacy Software Solutions, Inc. (“PSSI”), a pharmaceutical returns software company based in Illinois. Our wholly owned Canadian subsidiary completed the acquisition of selected assets of Enviro-Med Canada, Inc., which operated a medical waste business in northern Ontario.

The aggregate net purchase price of these acquisitions during 2003 was approximately $37.4 million, of which approximately $37.2 million was paid in cash; $0.2 million was paid by the issuance of unregistered shares of our common stock.

For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 2005, 2004 and 2003 of $189.4 million, $90.6 million and $37.4 million, respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The total purchase price for acquisitions completed in 2004 and 2003 includes the value of 8,323 and 1,906 shares respectively, of our common stock issued to the sellers. In certain cases, the purchase price is or was subject to downwards adjustment if revenues from customer contracts acquired failed to reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. Goodwill was recorded in the amounts of $170.0 million and $49.6 million during the years of 2005 and 2004, respectively. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition.

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31:

	2005	2004
	(In thousands)

Obligations under capital leases	$1,209	$1,500
Senior Credit Facility	291,669	171,353
Notes Payable	68,007	30,796

	360,885	203,649
Less: Current Portion	12,044	13,218

Total	$348,841	$190,431

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 2005 are as follows:

(In thousands)

2006	$11,037
2007	23,897
2008	12,439
2009	9,230
2010	299,217
Thereafter	3,856

$359,676

We paid interest of $13.5 million, $11.5 million and $13.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheets is as follows at December 31:

	2005	2004
	(In thousands)

Machinery and Equipment	$401	$43
Vehicles	5,936	5,786
Less — accumulated depreciation and amortization	(5,831)	(5,823)

	$506	$6

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows (in thousands):

2006	$1,068
2007	195
2008	35
2009	—
2010	—

Total minimum lease payments	1,298
Less amounts representing interest	(89)

Present value of net minimum lease payments	1,209
Less Current portion	1,007

Long-term obligations under capital leases	$202

Senior Credit Facility

In June 2005, we obtained a new $400.0 million senior unsecured revolving credit facility maturing in June 2010, containing a letter of credit sub limit of $125.0 million, in place of our existing senior secured credit facility.

The new revolving credit facility, provided under a credit agreement with various financial institutions, reduced the interest rates that we are charged by reducing the applicable margin that is added to the relevant

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

interest rate. The new facility also allows us to borrow in pre-approved currencies other than United States dollars. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our consolidated leverage ratio. As of December 31, 2005, the margin for interest rates on borrowings under our revolving new credit facility was zero on base rate loans and 0.75% on LIBOR loans.

Our credit agreement requires us to comply with various financial, reporting and other covenants and restrictions, including restrictions on dividend payments. At December 31, 2005, we were in compliance with these covenants and restrictions.

In December 2005, we increased our revolving credit facility from $400.0 million to $550.0 million and also increased the letter of credit sub limit from $125.0 million to $150.0 million.

As of December 31, 2005, we had $291.7 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $5.2 million. In addition, we had $65.9 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 4.99% per annum.

As of December 31, 2004, our senior secured credit facility consisted of a $205.0 million revolving credit facility and a Term A loan in the principal amount of $62.4 million.

As of December 31, 2004, we had $171.4 million of borrowings outstanding under our senior secured credit facility, of which $109.0 million consisted of borrowings under the revolving credit component and $62.4 million under the Term A component. In addition at December 31, 2004 we had $30.9 million of standby letters of credit issued under our revolving credit component. As of December 31, 2004, the margin for interest rates on borrowings under our revolving credit facility and the Term A component was zero on base rate loans and 1.25% on LIBOR loans. The average rate of interest on the revolving credit facility was 3.64% per annum and the average rate of interest on the Term A loan was 3.66% per annum. This secured credit facility was replaced in June 2005 with the unsecured credit facility discussed above.

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

Notes Payable

At December 31, 2005 we had promissory notes, primarily issued as a result of acquisitions totaling $68.0 million. The weighted average interest rate on these notes is 5.30%. The fixed rate to floating rate ratio is 78.4% to 21.6%. The weighted average maturity is approximately 4.2 years.

At December 31, 2004 we had $17.5 million outstanding related to promissory notes issued in connection with acquisitions during 2002 and 2004, consisting primarily of a three-year note issued as part of the White Rose Environmental Ltd. acquisition, which had an outstanding balance of $10.9 million at December 31, 2004.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Guarantees

We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd. (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $6.5 million with the Azoroa Bank that expires in June 2009.

Note 6 — Accrued Liabilities

Accrued liabilities at December 31 consist of the following items (in thousands):

	2005	2004

Accrued compensation	$7,394	$5,370
Accrued vacation	5,596	4,470
Accrued insurance	12,075	12,913
Accrued income tax	3,950	9,235
Accrued interest	2,684	554
Accrued professional liabilities	3,105	2,038
Accrued liabilities — other	13,646	9,831

Total accrued liabilities	$48,450	$44,411

Note 7 — Derivative Instruments

In July 2004, we entered into four forward contracts to hedge a GBP Sterling-based intercompany loan between our US-based subsidiary, Stericycle International L.L.C. and our subsidiary in the United Kingdom, Stericycle International Ltd. The subsidiary borrowed the funds for the purchase of White Rose. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009. Initially, we did not elect hedge accounting on the forward contracts and have been recognizing the change in value of the hedges through other income (expense). This amount has been generally offset by the currency adjustment to the intercompany receivable. During 2004 the cost of the forward contract was immaterial to our net income.

On October 1, 2005, we prospectively designated these existing forward contracts as cash flow hedges and are using hedge accounting. We expect the income related to this hedge accounting election will be $0.1 million, recognized over the remaining life of the contracts through interest income. During 2005 and 2004 the cost of the forward contracts recognized was immaterial to our net income. As of December 31, 2005, the total notional amount of hedges outstanding is GBP 13.0 million. At December 31, 2005 the hedges were determined to be 100% effective.

Note 8 — Goodwill and Other Intangible Assets

In June 2001, the FASB issued FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In 2005 and 2004 we performed our annual impairment evaluations and determined that there was no impairment. At December 31, 2005 and 2004, we had $18.5 million and $17.4 million, respectively, of indefinite lived intangibles that consist of environmental permits for which we performed an annual impairment test, and determined there was no impairment.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 was as follows (in thousands):

	United	Foreign
	States	Countries	Total

Balance as of January 1, 2004	$458,593	$6,353	$464,946
Goodwill acquired during year	16,988	32,638	49,626
Effect of currency fluctuation on carrying value	—	2,236	2,236

Balance as of December 31, 2004	475,581	41,227	516,808
Goodwill acquired during year	145,915	24,035	169,950
Effect of currency fluctuation on carrying value	—	(1,589)	(1,589)

Balance as of December 31, 2005	$621,496	$63,673	$685,169

According to FAS 142, other intangible assets will continue to be amortized over their useful lives.

During the year ended December 31, 2005 we recorded at fair value the intangibles acquired in connection with our acquisitions of Sanford Motors, Iowa Medical Waste Reduction Center, Automated Health Technologies, L.L. Horizons, Bio-Med Tech, Envirotech, Bio Clean, Medical Systems, Med Trac, and the acquisitions completed by our United Kingdom and Mexican subsidiaries. We assigned $13.3 million to customer relationships with amortization periods of 20 to 40 years, $1.7 million to facility environmental permits with indefinite lives and $0.4 million to non-compete agreements with amortization periods of one to five years.

During 2005 we were in arbitration proceedings regarding various disputes under an exclusive marketing and license agreement with a licensor of software. On March 1, 2006, subsequent to year-end, the arbitrator awarded in favor of the licensor. Although this event occurred after the end of the year, we are required to write-off the unamortized portion of the license fee that we had previously paid because the license agreement was effectively terminated. The effect is a reduction in the carrying amount of this intangible by $1.8 million and a reduction in the accumulated amortization of $0.4 million.

During the year ended December 31, 2004 we recorded at fair value the intangibles acquired in connection with our acquisitions of PSSI, American Waste Industries, Inc. Texas Environmental Services, Inc., White Rose Environmental Ltd., and Sterimed S.A.de C.V. We assigned $11.7 million to customer relationships with amortization periods of 20 to 40 years, $2.2 million to tradenames with an amortization period of 20 to 40 years, $6.4 million to facility environmental permits with indefinite lives, $0.5 million to a software license with an amortization period of 5 years and $0.2 million to non-compete agreements with amortization periods of one to five years.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

As of December 31, the value of the amortizing intangible assets were as follows (in thousands):

	Gross		Accumulated
	Carrying Amount		Amortization
	2005	2004	2005	2004

Non-compete	$6,881	$6,528	$6,046	$5,716
Customer relationships	40,978	28,551	2,385	1,526
Tradenames	3,575	3,790	274	187
License agreement	500	2,300	208	477
Other	141	141	52	45

Total	$52,075	$41,310	$8,965	$7,951

During the year ended December 31, 2005, 2004 and 2003 the aggregate amortization expense was $1.6 million, $2.4 million and $1.9 million respectively. The estimated amortization expense, in thousands, for each of the next five years is as follows for the years ended December 31:

2006	$1,779
2007	1,760
2008	1,531
2009	1,409
2010	1,299

Note 9 — Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next twelve years. The leases for most of the properties contain renewal provisions.

Rent expense for 2005, 2004, and 2003 was $25.8 million, $21.2 million and $18.2 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2005 for each of the next five years and in the aggregate are as follows:

(In thousands)

2006	$24,747
2007	19,529
2008	15,636
2009	12,200
2010	8,808
Thereafter	16,822

Total minimum rental payments	$97,742

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Note 10 —	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)

Numerator:
Net income	$67,154	$78,178	$65,781

Denominator:
Denominator for basic earnings per share — weighted-average shares	44,284,580	44,250,913	41,439,020
Effect of dilutive securities:
Employee stock options	1,025,822	1,142,564	1,814,728
Warrants	107	8,613	8,386
Convertible preferred stock	—	793,807	2,835,668

Dilutive potential common shares	1,025,929	1,944,984	4,658,782

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	45,310,509	46,195,897	46,097,802

Basic net income per share	$1.52	$1.77	$1.59

Diluted net income per share	$1.48	$1.69	$1.43

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 11.

In 2005, 2004 and 2003, options and warrants to purchase 33,208 shares, 55,719 shares and 13,623 shares, respectively, at exercise prices of $44.22-$62.21, $46.95-$51.14 and $35.05-$49.84, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 11 — Preferred Stock, Stock Options and Warrants

Preferred Stock

At December 31, 2005 and 2004 we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

Stock Options

We have adopted five stock option plans: (i) the 2005 Incentive Stock Option Plan (the “2005 Plan”), which our stockholders approved in April 2005; (ii) the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which our Board of Directors adopted in February 2000; (iii) the 1997 Stock Option Plan (the “1997 Plan”), which our stockholders approved in April 1997; (iv) the Directors Stock Option Plan (the “Directors Plan”), which our shareholders approved in July 1996 (prior to our initial public offering in August 1996); and (v) the 1995 Incentive Compensation Plan (the “1995 Plan”), which our stockholders approved in September 1995.

The 2005 Plan authorizes awards of stock options and stock appreciation rights for a total of 2,400,000 shares; as amended, the 2000 Plan authorizes stock option grants for a total of 3,500,000 shares; the

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

1997 and 1995 Plans each authorize stock option grants for a total of 3,000,000 shares; and as amended, the Directors Plan authorizes stock option grants for a total of 1,170,000 shares.

The 2005 Plan provides for the grant of nonstatutory stock options (“NSOs”) and incentive stock options intended to qualify under section 422 of the Internal Revenue Code (“ISOs”) as well as stock appreciation rights; the 2000 Plan provides for the grant of NSOs; the 1997 and 1995 Plans each provide for the grant of NSOs and ISOs; and the Directors Plan provides for the grant of NSOs.

The 2005 Plan authorizes awards to our officers, employees and consultants and, following the expiration of the Directors Plan in May 2006, to our directors; the 2000 Plan authorizes stock option grants to our employees and consultants but not to our officers and directors; the 1997 and 1995 Plans each authorize stock option grants to our officers, directors, employees and consultants; and the Directors Plan authorizes stock option grants to our outside directors.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment.

Options granted to officers and employees generally vest over five years. During 2005, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. During 2004, options granted to officers and employees generally vested at the rate of 20% of the option shares on the first anniversary of the option grant date and then at the rate of 1/60 of the option shares for each of the next 48 months. In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which in total now provides for the granting of 3,500,000 shares of our common stock in the form of stock options to employees, (but not to officers or directors).

Shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and warrants. These shares, which include both shares available for option grant and shares granted as options but not yet exercised, have been reserved as follows at December 31, 2005:

1995 Plan options	367,615
1996 Directors Plan options	602,112
1997 Plan options	952,182
2000 Plan options	2,202,468
2005 Plan options	2,400,000
Warrants	1,000

Total shares reserved	6,525,377

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

A summary of stock option information follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,420,298	$27.13	3,653,799	$21.02	3,610,373	$14.95
Granted	897,687	48.44	805,069	44.74	981,267	32.36
Exercised	(646,035)	21.19	(797,946)	16.13	(831,491)	12.08
Cancelled/Forfeited	(79,101)	39.84	(240,624)	29.26	(106,350)	22.33

Outstanding at end of year	3,592,849	33.24	3,420,298	27.13	3,653,799	21.02
Exercisable at end of year	1,840,013	$23.91	1,770,681	$20.03	1,617,059	$15.62
Available for future grant	2,931,528		1,349,114		1,913,559

Options outstanding and exercisable as of December 31, 2005 by price range:

	Options Outstanding			Options Exercisable
		Outstanding	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Price	Shares	Life in Years	Price	Shares	Price

$4.000-$10.125	553,560	3.51	$7.78	552,060	$7.78
$10.344-$22.505	401,355	5.11	16.38	367,892	16.46
$22.910-$27.370	382,425	6.08	27.23	243,090	27.19
$30.699-$35.050	466,943	7.05	34.85	246,375	34.72
$35.430-$44.050	250,143	7.31	38.48	149,831	38.13
$44.220-$45.710	568,859	8.19	44.36	184,417	44.31
$45.800-$45.800	620,873	9.13	45.80	3,035	45.80
$44.850-$62.210	348,691	9.22	53.19	93,313	47.81

	3,592,849	6.95	$33.24	1,840,013	$23.91

We have elected to follow APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by FAS 123 as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Options granted were valued using the Black-Scholes option-pricing model. In 2005, in anticipation of the adoption of FAS 123R on January 1, 2006, we reviewed the values of the variables used to determine the fair value of its stock options granted in 2003, 2004 and 2005. We determined that the values of the expected volatility, weighted average expected life of the option and risk-free interest rates variables should be modified slightly in order to provide a better estimate of the fair value of the employee stock options. The modifications resulted in an immaterial reduction in the pro forma stock option expense in 2005, 2004 and 2003. The following revised assumptions were used in 2005, 2004 and 2003: expected volatility of 0.32 in 2005, 0.42 in 2004 and 0.49 in 2003; risk-free interest rates of 4.05% in 2005, 3.43% in 2004, and

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

2.97% in 2003; a dividend yield of 0%; and a weighted-average expected life of the option of 52 months in 2005, 56 months 2004 and 56 months in 2003. The revised weighted-average fair values of options granted during 2005, 2004 and 2003 were $14.52 per share, $15.57 per share, and $13.73 per share, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option-vesting period. Our pro forma information follows (in thousands, except for per share information):

	Year Ended December 31,
	2005	2004	2003

Stock options expense included in net income	$16	$13	$46

As reported net income	$67,154	$78,178	$65,781
Pro forma impact of stock options, net of tax	(5,940)	(5,540)	(6,172)
Pro forma impact of employee stock plan, net of tax	(127)	(111)	(149)
Pro forma net income	$61,087	$72,527	$59,460

Earnings per share
Basic — as reported	$1.52	$1.77	$1.59

Basic — pro forma	$1.38	$1.64	$1.43

Diluted — as reported	$1.48	$1.69	$1.43

Diluted — pro forma	$1.36	$1.58	$1.30

Warrants:

In June 2000, in connection with our acquisition of an additional 15% interest in Medam, we issued warrants to purchase 88,748 shares of our common stock. Of these warrants, warrants for 62,256 shares were immediately exercisable, while the remaining 26,492 shares become exercisable over five years. The exercise price of the warrants is $8.75 per share. In 2001, warrants to purchase 65,190 shares were exercised. In 2003, warrants to purchase 12,966 shares were exercised. In 2005, warrants to purchase 10,592 shares were exercised. At December 31, 2005 there were no warrants outstanding.

In September 2003, in connection with our acquisition of NAWA Medical Disposal L.L.C. we issued warrants to purchase 1,000 shares of our common stock. The warrants will become exercisable in September 2008. The exercise price of the warrants is $47.25 per share. At December 31, 2005 all of the warrants were outstanding.

Note 12 — Employee Benefit Plan

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

maximum of $1,500 per annum. Our contributions for the years ended December 31 2005, 2004 and 2003 were approximately $1.3 million, $1.3 million and $1.1 million, respectively.

Note 13 — Employee Stock Purchase Plan

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the “ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 300,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. Every employee who has completed one year’s employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2005, 2004 and 2003, 18,572 shares, 20,363 shares and 22,012 shares, respectively, were issued through the ESPP.

Note 14 — Non-Consolidating Joint Ventures

We have an investment in a joint venture, Medam, B.A. Srl, an Argentine corporation, which was formed to utilize our ETD technology to treat medical waste primarily in the Buenos Aires market. Our investment in the joint venture was $2.6 million and $2.8 million at December 31, 2005 and 2004 respectively, which is included in other long-term assets.

In 2005, 2004 and 2003, we recorded $0.3 million, $0.2 million and $1.7 million, respectively, of equity losses related to the above joint venture, which was recorded in the other income (expense).

During January 2004 we sold our minority interest investment in Evertrade Medical Waste (Pty) Ltd, a South African company and the associated current receivables and loans due from the joint venture to Reno Africa PTE Ltd for cash and an $8.1 million note receivable. During the fourth quarter of 2005 the remaining unpaid loan balance was $2.5 million. During December 2005 we determined that the issuer of the note would be unable to generate the remaining cash to pay off the note receivable and therefore we wrote-off the remaining $2.5 million balance as uncollectible at December 31, 2005.

Note 15 — Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

3CI Litigation.  In November 2005, we entered into a preliminary settlement to resolve class action litigation by the minority shareholders of our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”), in which 3CI joined with the class as a plaintiff. This litigation is pending in state court in Louisiana (Robb, et al. v. Stericycle, Inc., et al., First Judicial District Court, Caddo Parish, Louisiana (No. 467704-A)) (the “Louisiana Litigation”). We have described this litigation on a number of occasions, including our report on Form 10-K for 2004.

Under the terms of the preliminary settlement, we agreed to pay $32.5 million in cash to a trust fund to be established by a claims administrator approved by the court for the purpose of (i) settling all claims in the Louisiana Litigation and in related litigation in state court in Texas (3CI Complete Compliance Corporation v. Waste Systems, Inc., et al., 269th Judicial District, Harris County, Texas (No. 2003-46899)), (ii) canceling or

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

otherwise acquiring all of the shares of 3CI common stock held by members of the plaintiff class and (iii) paying court-approved administrative expenses and legal fees. In accordance with the terms of the preliminary settlement, we made the required $32.5 million deposit with the claims administrator following the court’s preliminary approval of the settlement in December 2005.

The preliminary settlement remains subject to the court’s final approval. A hearing on final approval was held on February 21, 2006. The court has not yet rendered its decision.

The parties to the preliminary settlement intend that, through the settlement, we will acquire sufficient shares of 3CI common stock so that, with the shares that we and one of our subsidiaries already own, we will own 90% or more of 3CI’s outstanding common stock. This level of ownership would enable us to acquire the balance of the outstanding 3CI common stock through a “short-form” merger under Delaware law. If we do acquire 90% or more of 3CI’s common stock as contemplated, we intend to conduct such a short-form merger as soon as practicable as we determine.

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

Proceedings in the remaining seven suits remain in the discovery stage. We do not believe that any of these suits has merit and are vigorously defending them.

Other Litigation.  In Australia, we are in arbitration with SteriCorp Limited over the ETD equipment that we sold to them. Discovery is pending in these proceedings. We currently expect that the arbitration hearing will be held during the second quarter of 2006.

During 2005, we were in arbitration regarding various disputes under an exclusive marketing and distribution license agreement with a licensor of software. The licensor claimed, among other things, that our license had ceased to be exclusive because of our failure to pay minimum royalties under the license agreement and we claimed, among other things, that the licensor’s actions entitled us to rescind the license agreement and to be repaid the $1.8 million license fee that we had paid. On March 1, 2006, the arbitrator awarded the licensor $0.4 million in damages for breach of the license agreement and denied all of the parties’ other claims, including our claim for rescission, and the license agreement was effectively terminated. As a result of the arbitrator’s decision we wrote-off the remaining $1.4 million unamortized portion of our license intangible asset.

Note 16 —	Products and Services and Geographic Information

FAS 131, Disclosures about Segments of an Enterprise and Related Information, requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. In determining our reportable operating segments, management

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

determined that we have two reportable segments, United States and foreign operations, based on our consideration of the following criteria:

•	the same services are provided,

•	the same types of customers are serviced,

•	the same types of medical waste collection, transportation and treatment methods are utilized,

•	their regulatory environments are similar but vary based upon country specific regulations, and

•	they employ the same sales and marketing techniques and activities.

Summary information for our reportable segments is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenues:
United States	$508,247	$449,501	$429,638
Foreign countries	101,210	66,727	23,587

Total	$609,457	$516,228	$453,225

Income before income taxes:
United States	$102,286	$119,387	$103,339
Foreign countries	9,694	9,177	5,390

Total	$111,980	$128,564	$108,729

Total assets:
United States	$978,027	$775,476	$694,818
Foreign countries	69,633	58,665	12,644

Total	$1,047,660	$834,141	$707,462

Long-lived assets:
United States	$859,497	$689,178	$602,009
Foreign countries	44,121	29,471	7,716

Total	$903,618	$718,649	$609,725

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The amounts eliminated were $0.1 million, $0.1 million and $0.3 million for 2005, 2004 and 2003 respectively. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Detailed information for our United States reporting segment is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Medical waste management services	$495,469	$448,485	$429,638
Pharmaceutical returns services	12,778	1,016	—

Total revenues	$508,247	$449,501	$429,638

Net interest expense	11,621	9,340	11,964
Debt extinguishment and refinancing	197	4,574	3,268
3CI settlement of class action litigation	36,481	—	—
Licensing legal settlement	1,823
Income before income taxes	102,286	119,387	103,339
Income taxes	41,298	50,136	43,007

Net income	$60,988	$69,251	$60,332

Depreciation and amortization	$16,317	$17,029	$15,526

Detailed information for our Foreign reporting segment is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Medical waste management services	$100,147	$58,590	$20,774
Proprietary equipment and technology license sales	1,063	8,137	2,813

Total revenue	$101,210	$66,727	$23,587
Net interest expense	626	1,288	334
Debt extinguishment and refinancing	250	—	—
Income before income taxes	9,694	9,177	5,390
Income taxes	3,528	250	(59)

Net income	6,166	$8,927	5,449

Depreciation and amortization	$5,114	$4,774	$1,729

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Note 17 —	Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2005 and 2004 (in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005

Revenues	$140,578	$149,148	$153,176	$166,555
Gross profit	60,933	65,279	67,588	74,237
Income from operations	39,095	41,983	41,952	45,325
3CI legal settlement	—	—	—	36,481
Licensing legal settlement	—	—	—	1,823
Write-down of note receivable with former joint venture	—	—	—	2,495
Net income (loss)	21,815	22,982	23,383	(1,026)
*Basic earnings per common share	0.49	0.52	0.53	(0.02)
*Diluted earnings per common share	0.48	0.51	0.52	(0.02)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004

Revenues	$117,556	$123,793	$135,989	$138,890
Gross profit	53,155	55,335	59,167	60,549
Income from operations	34,691	34,606	38,214	38,144
Net income	19,124	18,867	21,128	19,059
*Basic earnings per common share	0.44	0.43	0.47	0.42
*Diluted earnings per common share	0.42	0.41	0.46	0.42

•	The fourth quarter of 2005 includes $36.5 million ($23.4 million after tax) in 3CI legal settlement expenses, $1.8 million ($1.1 million after tax) in licensing legal settlement, $2.5 million ($1.5 million after tax) in non-cash write-down of a note receivable with a former joint venture.

•	The third quarter of 2005 includes $0.9 million ($0.5 million after tax) in a non-cash write-down of impaired building and property.

•	The fourth quarter of 2004 includes $3.1 million ($1.9 million after tax) in redemption premium expense and $1.1 million ($0.7 million after tax) in non-cash accelerated amortization of financing fees. See Note 5-Long Term Debt — Senior Subordinated Notes.

•	The second quarter of 2004 includes a $1.2 million ($0.7 million after tax) non-cash write-down of idled incinerator equipment and related spare parts.

•	Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

Note 18 — Subsequent Event

On February 27, 2006 we completed the acquisition of Sterile Technologies Group Limited, a leading provider of medical waste management services in Ireland and the United Kingdom, for approximately $131 million, of which $114 million was paid in cash and $17 million was paid by assumption of debt. Sterile

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Technologies Group Limited is headquartered in Dublin, Ireland and provides medical waste management services to customers in Ireland, Scotland, England and Wales.

During 2005 we were in arbitration proceedings regarding various disputes under an exclusive marketing and distribution license agreement with a licensor of software. See Note 15, Legal Proceedings — Other Litigation. On March 1, 2006, after we had announced our 2005 results on February 7, 2006, the arbitrator awarded the licensor $0.4 million in damages for breach of the agreement and denied all of the parties’ other claims, and the license agreement was effectively terminated. As a result of the arbitrator’s award, we are required to record a pre-tax cash charge of $0.4 million and a pretax non-cash charge of $1.4 million, representing the write-off of the unamortized portion of the license fee that we had paid.

Although the arbitrator’s award is a subsequent event that occurred after the end of the year, we were required to record these charges for the quarter and year ended December 31, 2005. As a result, our net income for the quarter and year ended December 31, 2005 are reduced by $1.1 million, net of tax, from the net income for the quarter and year that we announced on February 7, 2006. We have included a new line item, licensing legal settlement, on the consolidated statements of income and have made related changes to the other consolidated financial statements, to which these notes are an integral part.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND ALLOWANCE ACCOUNTS

	Balance	Charges	Other	Write-offs/	Balance
	12/31/02	to Expenses	Charges(1)	Payments	12/31/03
	(In thousands)

Allowance for doubtful accounts	$3,779	$1,953	$263	$(1,846)	$4,149
Accrued severance and closure costs	125	—	—	(110)	15
Accrued transition expenses	—	670	—	(670)	—
Deferred tax valuation allowance	$7,050	$(6,128)	$—	$—	$922

	Balance	Charges	Other	Write-offs/	Balance
	12/31/03	to Expenses	Charges(1)	Payments	12/31/04

Allowance for doubtful accounts	$4,149	$763	$175	$(899)	$4,188
Accrued severance and closure costs	15	(15)	—	—	—
Deferred tax valuation allowance	$922	$—	$—	$—	$922

	Balance	Charges	Other	Write-offs/	Balance
	12/31/04	to Expenses	Charges(1)	Payments	12/31/05

Allowance for doubtful accounts	$4,188	$2,645	$1,215	$(3,238)	$4,810
Deferred tax valuation allowance	$922	$—	$—	$(922)	$—

(1)	Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

(b)	Internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included in Item 8.

(c)	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls during the quarter ended December 31, 2005.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 3, 2006, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 3, 2006, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies generally to all of our employees and, in addition, we have a adopted a finance department code of ethics that applies specifically to our President and Chief Executive Office, Chief Financial Officer, Vice President-Finance and the members of our finance department. Both codes are available on our website, www.stericycle.com, under “About Us/Corporate

Overview,” Any amendment to or waiver of the finance department code of ethics will be posted on our website within five business days after the date of the amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Executive Compensation” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 3, 2006, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Executive Compensation” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 3, 2006 to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

No information is required by this Item.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2005 were approximately $568,000. This amount includes approximately $34,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico and approximately $63,000 for the specific scope audit and statutory audit of our subsidiary operating in the United Kingdom. In addition Ernst and Young LLP billed us approximately $297,000 in connection with the audit of our internal controls over financial reporting.

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2004 were approximately $484,000. This amount includes approximately $24,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico and approximately $64,000 for the specific scope audit and statutory audit of our subsidiary operating in the United Kingdom. In addition Ernst and Young LLP billed us approximately $230,000 in connection with the audit of our internal controls over financial reporting.

Audit Related Fees

In the years ended December 31, 2005 and 2004 Ernst & Young LLP did not bill us for any audit related fees. Ernst & Young LLP did not perform any other assurance or related services during either of these two fiscal years.

Tax Fees

Ernst & Young LLP did not provide any tax compliance, tax advice or tax planning services to us during the fiscal years ended December 31, 2005 and 2004.

All Other Fees

Ernst & Young LLP did not provide any other services to us during the fiscal years ended December 31, 2005 and 2004.

In accordance with policies adopted by the Audit Committee of our Board of Directors, all audit and non-audit related services to be performed for us by our independent public accountants must be approved in advance by the Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedule and Exhibits

We have filed the following financial statements and financial statement schedule as part of this report:

We have filed the following exhibits with this report:

Filed with
Exhibit			Electronic
Index		Description	Submission

3	.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our 1996 Form S-1)
3	.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3	.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4		Amended and restated bylaws	x
4	.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our 1996 Form S-1)
10.1		Credit Agreement dated as of June 30, 2005 entered into by us and certain subsidiaries of ours as borrowers or guarantors, Bank of America, N.A., as administrative agent, swing line lender, a lender and letter of credit issuer, other lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as syndication agent, and Fortis Capital Corp. and Calyon-New York Branch, as co-documentation agents (incorporated by reference to our current report on Form 8-K filed July 7, 2005
10.2		Amendment No. 1 to Credit Agreement, dated as of December 29, 2005, entered into by us and certain subsidiaries of ours as borrowers or guarantors), various lenders party to the Credit Agreement, Bank of America, N.A. and Comerica Bank, as letter of credit issuers, Bank of America, N.A., as swingline lender and Bank of America, N.A., as administrative agent	x
10	.3*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

Filed with
Exhibit			Electronic
Index		Description	Submission

10	.4*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10	.5*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10	.6*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10	.7*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3)
10	.8*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10	.9*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10	.10*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10	.11*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10	.12*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10	.13*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10	.14*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353)
10	.15†	Form of stock option agreement for option grant under 1997 Plan, 2000 Plan and 2005 Plan	x
10	.16†	Form of stock option agreement for bonus conversion option grant under 1997 Plan, 2000 Plan and 2005 Plan	x
10	.17*†	Employee Stock Purchase Plan (“ESPP”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66544)
10	.18*†	First amendment to ESPP (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2002)
14		Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21		Subsidiaries	x
23		Consent of Independent Registered Public Accounting Firm	x
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

*	Previously filed

†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

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

Date: March 6, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack W. Schuler Jack W. Schuler	Chairman of the Board of Directors	March 6, 2006

/s/ Mark C. Miller Mark C. Miller	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 6, 2006

/s/ Frank J.M. ten Brink Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006

/s/ Rod F. Dammeyer Rod F. Dammeyer	Director	March 6, 2006

/s/ Patrick F. Graham Patrick F. Graham	Director	March 6, 2006

/s/ Jonathan T. Lord, M.D. Jonathan T. Lord, M.D.	Director	March 6, 2006

/s/ John Patience John Patience	Director	March 6, 2006

/s/ THOMAS R. REUSCHÉ Thomas R. Reusché	Director	March 6, 2006

/s/ L. John Wilkerson, Ph.D. L. John Wilkerson, Ph.D.	Director	March 6, 2006

/s/ Peter Vardy Peter Vardy	Director	March 6, 2006