Form 10-Q
period 2006-03-31
STERICYCLE INC
filed 2006-05-11
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [X] Accelerated filer [ ] Non-Accelerated filer [ ]

    Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [] NO [X]

    As of May 9, 2006 there were 44,260,805 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  March 31,      December 31,
                                                                      2006           2005
                                                                  ------------   -----------
                                                                  (unaudited)    (audited)
                             ASSETS
Current assets:
Cash and cash equivalents....................................... $      7,761         7,825
Short-term investments..........................................        2,995           720
Accounts receivable, less allowance for doubtful
  accounts of $4,134 in 2006 and $4,810 in 2005.................      119,435       103,703
Parts and supplies..............................................        6,273         5,263
Prepaid expenses................................................        8,225         6,523
Notes receivable................................................        2,995         3,164
Deferred tax asset..............................................       11,378        13,452
Other...........................................................       12,308         3,392
                                                                  ------------   -----------
         Total current assets...................................      171,370       144,042
Property, plant and equipment, net..............................      147,244       136,220
                                                                  ------------   -----------
Other assets:
Goodwill, net...................................................      811,416       685,169
Intangible assets, less accumulated amortization of
  $9,499 in 2006 and $8,965 in 2005.............................       61,258        61,641
Notes receivable................................................       11,568        10,672
Other...........................................................        9,555         9,916
                                                                  ------------   -----------
  Total other assets............................................      893,797       767,398
                                                                  ------------   -----------
         Total assets........................................... $  1,212,411   $ 1,047,660
                                                                  ============   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt............................... $     14,687   $    12,044
Accounts payable................................................       28,902        27,872
Accrued liabilities.............................................       54,278        48,450
Deferred revenue................................................       13,697        10,394
                                                                  ------------   -----------
         Total current liabilities..............................      111,564        98,760
                                                                  ------------   -----------
Long-term debt, net of current portion..........................      473,930       348,841
Deferred income taxes...........................................       75,283        71,549
Other liabilities...............................................        7,816         6,876
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 44,232,647 issued and outstanding in
  in 2006, 44,149,722 issued and outstanding in 2005)...........          443           442
Additional paid-in capital......................................      258,232       259,075
Accumulated other comprehensive income..........................           47           546
Retained earnings...............................................      285,096       261,571
                                                                  ------------   -----------
Total shareholders' equity......................................      543,818       521,634
                                                                  ------------   -----------
  Total liabilities and shareholders' equity.................... $  1,212,411   $ 1,047,660
                                                                  ============   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                 ------------------------
                                                                     2006         2005
                                                                 ----------- ------------
Revenues.......................................................  $   179,249  $   140,578

Costs and expenses:
  Cost of revenues.............................................       95,843       75,480
  Selling, general and
    administrative expenses....................................       31,734       20,685
  Depreciation and amortization................................        6,295        5,228
  Acquisition related costs....................................          631           90
                                                                 -----------  -----------
     Total costs and expenses..................................      134,503      101,483
                                                                 -----------  -----------
Income from operations.........................................       44,746       39,095
                                                                 -----------  -----------
Other income (expense):
  Interest income..............................................          256           67
  Interest expense.............................................       (5,906)      (2,343)
  Other expense................................................         (530)        (898)
                                                                 -----------  -----------
     Total other income (expense)..............................       (6,180)      (3,174)
                                                                 -----------  -----------
Income before income taxes.....................................       38,566       35,921
Income tax expense.............................................       15,041       14,106
                                                                 -----------  -----------
Net income.....................................................  $    23,525  $    21,815
                                                                 ===========  ===========

Earnings per share - Basic.....................................  $      0.53  $      0.49
                                                                 ===========  ===========

Earnings per share - Diluted...................................  $      0.52  $      0.48
                                                                 ===========  ===========

Weighted average number of
  common shares outstanding--Basic.                               44,062,173   44,559,051
                                                                 ===========  ===========

Weighted average number of common
  shares outstanding--Diluted......                               45,155,925   45,510,561
                                                                 ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                     For the three months
                                                                       ended March 31,
                                                                  ------------------------
                                                                       2006          2005
                                                                  ----------  ------------
OPERATING ACTIVITIES:
Net income...................................................... $   23,525  $     21,815
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................      2,589            18
    Tax benefit of stock options exercised......................         --         1,419
    Depreciation................................................      5,784         4,932
    Amortization................................................        511           296
    Deferred income taxes.......................................      5,310         5,651
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................     (2,014)        1,405
    Parts and supplies..........................................       (284)         (136)
    Prepaid expenses and other assets...........................     (4,454)       (3,104)
    Accounts payable............................................     (4,322)         (474)
    Accrued liabilities.........................................      2,204         1,899
    Deferred revenue............................................      2,333         2,493
                                                                  ----------  ------------
Net cash provided by operating activities.......................     31,182        36,214
                                                                  ----------  ------------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................   (120,825)         (707)
  Short-term investments........................................     (5,700)          (54)
  Proceeds from sale of equipment...............................         --            16
  Capital expenditures..........................................     (7,506)       (6,312)
                                                                  ----------  ------------
Net cash used in investing activities...........................   (134,031)       (7,057)
                                                                  ----------  ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of note payable........................      4,582           642
  Repayment of long-term debt...................................     (8,730)         (831)
  Net borrowings of 2001 senior credit facility.................         --         3,000
  Net borrowings on 2005 senior credit facility.................     110,153            --
  Principal payments on capital lease obligations...............       (613)         (210)
  Tax benefit of stock options exercised........................      2,256            --
  Purchase/cancellation of treasury stock.......................    (11,198)      (29,544)
  Proceeds from other issuances of common stock.................      5,511         2,243
                                                                  ----------  ------------
Net cash provided by (used in) financing activities.............    101,961       (24,700)
Effect of exchange rate changes on cash.........................        824           851
                                                                  ----------  ------------
Net (decrease) increase in cash and cash equivalents............        (64)        5,308
Cash and cash equivalents at beginning of period................      7,825         7,850
                                                                  ----------  ------------
Cash and cash equivalents at end of period...................... $    7,761  $     13,158
                                                                  ==========  ============

Non-cash activities:
Net issuances of notes payable for certain acquisitions          $   21,263  $         --

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2005, as filed with our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006.

NOTE 2--ACQUISITIONS

On February 27, 2006, our U.S. subsidiary, Stericycle International Ltd., acquired all of the stock of Sterile Technologies Group Limited ("STG"), for approximately $131.0 million, of which $114.0 million was paid in cash and $17.0 million was paid by the assumption of debt. STG operates medical waste businesses in the United Kingdom and the Republic of Ireland.

In addition during the quarter ended March 31, 2006, our Mexican subsidiary, Medam S.A. de C.V. acquired selected assets of Desarrollo Y Calidad Ambiental, S.A. de C.V. (formerly known as Dycasa), which operates a medical waste business in Mexico. In addition, our United Kingdom subsidiary, Stericycle International Ltd. and our Canadian subsidiary, Stericycle, Inc. (a New Brunswick corporation), acquired all of the stock of Habitat Ecologico S.A., which operates a medical waste business in Argentina.

The aggregate net purchase price of all our acquisitions during the three months ended March 31, 2006 was approximately $142.1 million, of which $120.8 million was paid in cash and $21.3 million was paid by the issuance and assumption of promissory notes. These acquisitions were not significant to our operations, either individually or in the aggregate. The purchase price allocation has been primarily to goodwill and are preliminary pending completion of certain intangible asset valuations.

NOTE 3--STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Shared-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and its related implementation guidance. Accordingly, no stock based compensation expense was recognized in 2005 for stock options issued in connection under our stock option plans and through our employee stock purchase plan ("ESPP"). On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Stock Plans

We have adopted five stock option plans: (i) the 2005 Incentive Stock Option Plan (the "2005 Plan"), which our stockholders approved in April 2005; (ii) the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which our Board of Directors adopted in February 2000; (iii) the 1997 Stock Option Plan (the "1997 Plan"), which our stockholders approved in April 1997; (iv) the Directors Stock Option Plan (the "Directors Plan"), which our stockholders approved in July 1996 (prior to our initial public offering in August 1996); and (v) the 1995 Incentive Compensation Plan (the "1995 Plan"), which our stockholders approved in September 1995(and which expired in July 2005).

The 2005 Plan authorizes awards of stock options and stock appreciation rights for a total of 2,400,000 shares; as amended, the 2000 Plan authorizes stock option grants for a total of 3,500,000 shares; the 1997 and 1995 Plans each authorize stock option grants for a total of 3,000,000 shares; and as amended, the Directors Plan authorizes stock option grants for a total of 1,170,000 shares.

The 2005 Plan provides for the grant of nonstatutory stock options ("NSOs") and incentive stock options intended to qualify under section 422 of the Internal Revenue Code ("ISOs") as well as stock appreciation rights; the 2000 Plan provides for the grant of NSOs; the 1997 and 1995 Plans each provide for the grant of NSOs and ISOs; and the Directors Plan provides for the grant of NSOs.

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

Stock Options

Options granted to officers and employees generally vest over five years. During 2005, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. During 2004, options granted to officers and employees generally vested at the rate of 20% of the option shares on the first anniversary of the option grant date and then at the rate of 1/60 of the option shares for each of the next 48 months. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the first three months of 2006 is summarized as follows:

                                                Weighted average    Weighted avera
                                    Number of    exercise price        remaining         Aggregate
                                     options      per share        contractual life   intrinsic value
                                   -------------------------------------------------------------------
                                                                     (in years)

Outstanding at December 31, 2005    3,592,849     $   33.23
Granted                               677,306         59.24
Exercised                            (282,080)        21.01
Cancelled or expired                  (57,229)        53.12
                                   ------------   ----------
Outstanding at March 31, 2006       3,930,846     $   38.30             7.4            $ 115,233,178
                                   ============   ==========
Exercisable at March 31, 2006       1,819,022     $   26.59             5.8            $  74,636,562

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the quarter ended March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised theirs options on March 31, 2006. This amount changes based on the fair market value of our stock. The total intrinsic of options exercised for the quarter ended March 31, 2006 was $12.2 million.

In the quarter, we granted 677,306 of stock options with a weighted average fair value grant per share of $17.58. The Black-Scholes option-pricing model was used in determining the fair value of each option grant. The expected term of options granted is based on historical experience. Expected volatility is based upon historical experience. The expected dividend yield is zero. The risk-free interest rate is based on the average of the U.S. Treasury three and five year yield rates. Assumptions used in the Black-Scholes model are presented below:

                                                      2006
                                                    ---------
Expected term (in years)                                4.4
Expected volatility                                   29.08%
Expected dividend yield                                0.00%
Risk free interest rate                                4.83%

Stock Based Compensation Expense

As a result of adopting SFAS No. 123R, total pre-tax stock based compensation expense in the condensed consolidated statements of income for the quarter ended March 31, 2006 was $2.6 million. Net income was $1.6 million lower than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.57 and $0.56, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.53 and $0.52, respectively. The pre-tax stock based compensation expense consisted of the following:

                                                                            Quarter ended
Stock-based compensation expense by caption:                                March 31, 2006
--------------------------------------------                              -----------------
                                                                            (in thousands)
Cost of revenues - stock option plan                                         $       208
Selling, general and administrative  - stock option plan                           2,306
Selling, general and administrative  - employee stock purchase plan                   75
                                                                           --------------
Total                                                                        $     2,589
                                                                           ==============

As of March 31, 2006, there was $24.0 million of total unrecognized compensation expense, related to non-vested compensation expense, which is expected to be recognized over a weighted-average period of 2.11 years.

Prior to the adoption of SFAS No. 123R, we accounted for our stock plans using the intrinsic value method in accordance with APB No. 25 and applied the disclosure-only provisions of SFAS No. 123. Accordingly, no stock based compensation expense had been recognized in the condensed consolidated statements of income. The pro forma disclosures permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. In 2005, in anticipation of the adoption of FAS 123R on January 1, 2006, we reviewed the values of the variables used to determine the fair value of our stock options granted in 2003, 2004 and 2005. We determined that the values of the expected volatility, weighted average expected life of the option and risk-free interest rates variables should be modified slightly in order to provide a better estimate of the fair value of the employee stock options. The modifications resulted in an immaterial reduction in the pro forma stock option expense originally reported for the first quarter in 2005. The following revised assumptions were used in 2005, 2004 and 2003: expected volatility of 0.32 in 2005, 0.42 in 2004 and 0.49 in 2003; risk-free interest rates of 4.05% in 2005, 3.43% in 2004, and 2.97% in 2003; a dividend yield of 0%; and a weighted-average expected life of the option of 52 months in 2005, 56 months 2004 and 56 months in 2003. The following presents pro forma income and income per share data as if a fair value based method had been used to account for stock based compensation for the first quarter of 2005:

                                                     Three Months
                                                    ended March 31,
                                                  -----------------
                                                          2005
                                                  -----------------
Stock options expense included
  in net income..................................    $         11
                                                   ----------------
As reported net income...........................    $     21,815
Pro forma impact of stock options and ESPP,
net of tax ......................................           1,485
                                                   ----------------
Pro forma net income.............................    $     20,330
                                                   ================
Earnings per share
     Basic-as reported...........................    $       0.49
                                                   ================
     Basic-pro forma.............................    $       0.46
                                                   ================
     Diluted-as reported.........................    $       0.48
                                                   ================
     Diluted-pro forma...........................    $       0.45
                                                   ================
Employee Stock Purchase Plan

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the "ESPP") effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 300,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee's payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. Every employee who has completed one year's employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. Prior to the adoption of SFAS 123R the ESPP was accounted for as a non-compensatory plan and no expense was recognized. Under SFAS 123R expense is recognized.

NOTE 4--COMMON STOCK.

During the quarter ended March 31, 2006, options to purchase 282,080 shares of common stock were exercised at prices ranging from $4.00- $62.31 per share. During the quarter, we repurchased on the open market and subsequently cancelled 193,100 shares of common stock. The weighted average repurchase price was $57.99 per share.

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

                                                   Three Months Ended
                                                      March 31,
                                               ------------------------
                                                  2006         2005
                                               -----------  -----------
Numerator:
   Numerator for basic earnings
      per share.............................. $    23,525  $    21,815
                                               -----------  -----------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares..................  44,062,173   44,559,051
                                               -----------  -----------
  Effective of dilutive securities:
    Employee stock options...................   1,093,525      946,437
    Warrants.................................         227        5,073
                                               -----------  -----------
  Dilutive potential shares..................   1,093,752      951,510
                                               -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions................................  45,155,925   45,510,561
                                               ===========  ===========

Earnings per share - Basic................... $      0.53  $      0.49
                                               ===========  ===========

Earnings per share - Diluted................. $      0.52  $      0.48
                                               ===========  ===========

NOTE 6--COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands).

                                             2006         2005
                                         -----------  ------------
Net Income                               $   23,525   $    21,815

Other comprehensive loss:
     Currency translation adjustments          (429)         (497)
     Net loss on derivative instruments         (70)            0
                                         -----------  ------------
         Other comprehensive loss              (499)         (497)
                                         -----------  ------------
Total comprehensive income               $   23,026   $    21,318
                                         ===========  ============

NOTE 7--GUARANTEE

We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five- year loan with a current balance of $6.2 million with the Azoroa Bank that expires in June 2009.

NOTE 8--GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, net of amortization, for the three months ended March 31, 2006 were as follows (in thousands):

                                      United       Foreign
                                      States      Countries         Total
                                  -----------   -----------     -----------
Balance as of January 1, 2006      $  621,496   $    63,673     $   685,169
Change due to currency fluctuation          0          (376)           (376)
Allocated to intangibles                 (160)            0            (160)
Changes in Goodwill for
    2005 acquistions                      915             0             915
Goodwill on 2006 acquisitions             263       125,605         125,868
                                  -----------   -----------     -----------
Balance as of March 31, 2006       $  622,514   $   188,902     $   811,416
                                  ===========   ===========     ===========

NOTE 9--LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

During the quarter ended March 31, 2006, there were two material developments in the litigation that we described in our annual report on Form 10-K for 2005. First, the preliminary settlement of the 3CI class action litigation in state court in Louisiana that we entered into in November 2005 received the court's final approval on March 14, 2006. With the shares of 3CI common stock transferred to us upon final approval, we were able to complete a short-form merger under Delaware law of one of our subsidiaries with 3CI, and 3CI became a wholly-owned subsidiary of ours on April 26, 2006.

Second, on March 3, 2006, the court denied the consolidated motion for class certification of the plaintiffs in the private antitrust litigation being heard in multidistrict proceedings in federal court in Utah. The court's ruling leaves the plaintiffs free to pursue their remedies on an individual basis but not as representatives of a class.

NOTE 10--NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 31, 2006, we did not have any hybrid financial instruments subject to fair value election under SFAS No. 155. We are required to adopt SFAS No. 155 effective at the beginning of 2007.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after December 15, 2005. Our results of operation and financial condition will only be impacted following the adoption of SFAS No. 154 if we implement changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

NOTE 11--GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States and Foreign Countries based on our consideration of the criteria detailed in FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Revenues are attributed to countries based on the location of customers. Inter-company revenues recorded by the United States for work performed in Canada, which are immaterial, are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

                                          Three Months Ended
                                               March 31,
                                          -------------------
                                            2006       2005
                                          -------------------
                                            (in thousands)
Medical waste management services.....   $ 133,797  $ 117,201
Pharmaceutical return services........      12,562        374
                                         ---------  ---------
Total revenue.........................     146,359    117,575
                                         ---------  ---------
Net interest expense..................       4,972      1,882
Income before income taxes............      34,375     34,913
Income taxes..........................      14,096     13,574
                                         ---------  ---------
Net income............................   $  20,279  $  21,339
                                         =========  =========
Depreciation and amortization.........   $   4,569  $   3,759

Detailed information for our Foreign Countries reporting segment is as follows:

                                          Three Months Ended
                                               March 31,
                                          -------------------
                                            2006       2005
                                          -------------------
                                            (in thousands)
Medical waste management services.....   $  32,742  $  22,881
Proprietary equipment and technology
    license sales.....................         148        122
                                         ---------  ---------
Total revenue.........................      32,890     23,003
                                         ---------  ---------
Net interest expense..................         678        394
Income before income taxes............       4,191      1,008
Income taxes..........................         945        532
                                         ---------  ---------
Net income............................   $   3,246  $     476
                                         =========  =========
Depreciation and amortization.........   $   1,726  $   1,469

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

The following summarizes (in thousands) the Company's operations:

                                                             Three Months Ended March 31,
                                                       -----------------------------------------
                                                            2006                  2005
                                                       ------------------    -------------------
                                                          $         %           $           %
                                                       --------  --------    --------    -------
Revenues............................................. $179,249     100.0   $ 140,578      100.0
Cost of revenues.....................................   95,843      53.5      75,480       53.7
Depreciation.........................................    4,653       2.6       4,165        3.0
                                                       --------  --------    --------    -------
Total cost of revenues...............................  100,496      56.1      79,645       56.7
                                                       --------  --------    --------    -------
Gross profit.........................................   78,753      43.9      60,933       43.3
Selling, general and
  administrative expenses............................   31,734      17.7      20,685       14.7
Depreciation.........................................    1,131       0.6         767        0.5
Amortization.........................................      511       0.3         296        0.2
Acquisition related expenses.........................      631       0.4          90        0.1
                                                       --------  --------    --------    -------
Total selling, general and administrative expenses...   34,007      19.0      21,838       15.5
                                                       --------  --------    --------    -------
Income from operations...............................   44,746      25.0      39,095       27.8
Net income...........................................   23,525      13.1      21,815       15.5
Earnings per share-diluted........................... $   0.52             $    0.48

Revenues. Revenues increased $38.7 million or 27.5%, to $179.2 million during the quarter ended March 31, 2006 from $140.6 million during the comparable quarter in 2005 as a result of acquisitions completed during both 2005 and 2006, and our continued strategy of focusing on sales to higher-margin small quantity customers. During the quarter ended March 31, 2006, acquisitions less than one year old contributed approximately $25.0 million in revenue for the quarter. For the quarter, our base internal revenue growth for small quantity customers increased approximately 10% and revenues from large quantity customers increased by approximately 8% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $20.9 million to $100.5 million during the quarter ended March 31, 2006 from $79.6 million during the comparable quarter in 2005. This increase is primarily related to our increased revenues during 2006 compared to 2005. Our gross margin percentage increased to 43.9% during the quarter from 43.3% during the comparable quarter in 2005 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business. In cost of revenues, there was $0.2 million in stock compensation expense that negatively impacted the gross margin percentage by 0.1% in the quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $34.0 million for the quarter ended March 31, 2006 from $21.8 million for the comparable quarter in 2005. The increase was primarily due to incremental overhead expenses as a result of our Pharmaceutical Services acquisitions in 2005 and strategic marketing programs such as BioSystems, Steri- SafeSM and our other new initiatives. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payments ("SFAS No. 123R") using the modified prospective method, which resulted in a change in our method of recognizing share-based compensation expense.

Amortization expense increased to $0.5 million during the quarter from $0.3 million in the same quarter in 2005. This increase in amortization was the result of new intangible assets being recorded during the fourth quarter of 2005. Acquisition related expenses increased to $0.6 million in 2006 as compared to $0.1 million in 2005. Selling, general and administrative expenses as a percent of revenues increased to 19.0% during the quarter from 15.5% during the comparable quarter in 2005. Of the 3.5% increase in selling, general and administrative expenses in comparison to the same quarter in 2005, approximately 1.3% was the result of stock compensation expense being recorded in 2006.

Income from operations. Income from operations increased to $44.7 million for the quarter ended March 31, 2006 from $39.1 million for the comparable quarter in 2005. The increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses during the quarter. Income from operations as a percentage of revenue decreased to 25.0% during the quarter from 27.8% during the same quarter in 2005.

Net interest expense. Net interest expense increased to $5.7 million during the quarter ended March 31, 2006 from $2.3 million during the comparable quarter in 2005 due primarily to higher debt levels and interest rates on our senior unsecured revolving credit facility.

Income tax expense. Income tax expense increased to $15.0 million for the quarter ended March 31, 2006 from $14.1 million for the comparable quarter in 2005. The increase was due to higher taxable income. The effective tax rates for the quarters ended March 31, 2006 and 2005 were 39.0% and 39.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our credit agreement requires us to comply with various financial, reporting, and other covenants and restrictions, including restrictions on dividend payments. At March 31, 2006 we were in compliance with all of our financial debt covenants. As of March 31, 2006, we had $401.8 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $8.9 million. In addition, we had $62.1 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 5.47% per annum. At March 31, 2006 we had $74.2 million outstanding primarily related to promissory notes issued in connection with acquisitions during 2003 through 2006.

Working Capital. At March 31, 2006, our working capital increased $14.5 million to $59.8 compared to working capital of $45.3 million at December 31, 2005. This increase was primarily the result of higher accounts receivable and short-term investments partially offset by higher accrued liabilities and deferred revenue.

Net Cash Provided or Used. Net cash provided by operating activities was $31.2 million during the three months ended March 31, 2006 compared to $36.2 million for the comparable period in 2005. This decrease was primarily due to higher accounts receivable balances and prepaid expenses partially offset by increases in net income and stock compensation expense. As a result of adopting SFAS No. 123R effective January 1, 2006, we recorded $2.6 million in stock compensation expense for employee stock options and employee stock purchase program for the quarter ended March 31, 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. As a result, $2.3 million in tax benefits on stock options exercised was reported as cash provided by financing activities for the quarter ended March 31, 2006 compared to $1.4 million reported as cash provided by operating activities for the quarter ended March 31, 2005.

Net cash used in investing activities for the three months ended March 31, 2006 was $134.0 million compared to $7.1 million for the comparable period in 2005. This increase is primarily attributable to an increase in payments for acquisitions, purchases of short-term investments and higher capital expenditures. Cash investments in acquisitions and international joint ventures for the three months ended March 31, 2006 were $120.8 million versus $0.7 million in the comparable period in 2005 primarily as a result of the Sterile Technologies Group Limited acquisition. Capital expenditures were $7.5 million for the period compared to $6.3 million during the same period in 2005.

At March 31, 2006 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non- incineration technologies such as our proprietary patented ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash provided by financing activities was $102.0 million during the three months ended March 31, 2006 compared to net cash used of $24.7 million for the comparable period in 2005. This is primarily the result of higher borrowings under our senior unsecured credit facility to fund acquisitions during the quarter ended March 31, 2006. This also includes $2.3 million in tax benefits on stock options exercised due to the new reporting requirements under SFAS No. 123R in classifying tax benefits on stock options exercised as cash provided by financing activities versus prior presentation as cash provided by operating activities. In addition, we repurchased and subsequently cancelled 193,100 shares of common stock for $11.2 million in cash in the quarter ended March 31, 2006 compared to 748,600 shares for $29.5 million in cash during the comparable quarter last year.

Guarantees: We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $6.2 million with the Azoroa Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior secured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.01 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the US dollar (USD) and UK pound sterling (GBP) related to a 13 million GBP inter-company loan with Stericycle International, Ltd., the parent company of White Rose Environmental. In October 2005, we elected cash flow hedge accounting treatment on our remaining forward contracts. Both the inter-company loan balance and the forward contracts are marked to market at the end of each reporting period and the corresponding change in the balance is recorded on the balance sheet to other comprehensive income.

We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes. We do not hedge these items to manage the exposure.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the three months ended March 31, 2006 of shares of our common stock.

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
                                                           Number of ShareUnits) that
                                                Average      (or Units)    May Yet Be
                                   Total         Price     Purchased as Pa Purchased
                               Number of Share Paid per     of Publicly    Under the
                                (or Units)       Share     Announced Plans Plans or
Period                           Purchased     (or Unit)    or Programs     Programs
======================================================================================
January 1 - January 31, 2006        181,800        57.99         181,800    1,914,700
February 1 - February 28, 2006       11,300        58.01          11,300    1,903,400
March 1 - March 31, 2006                 --           --              --    1,903,400

In May 2002 our Board of Directors authorized the Company to repurchase up to 3,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company's discretion. In February 2005, at a time when we had purchased a cumulative total of 1,478,430 shares, the Board authorized the Company to purchase up to an additional 1,478,430 shares, thereby giving the Company the authority to purchase up to a total of 3,000,000 additional shares.

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

Dated: May 10, 2006.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)