Form 10-Q
period 2006-06-30
STERICYCLE INC
filed 2006-08-04
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

    As of August 3, 2006 there were 44,092,836 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         June 30,     December 31,
                                                                           2006           2005
                                                                       ------------   -----------
                                                                       (unaudited)      (audited)
                             ASSETS
Current assets:
Cash and cash equivalents............................................ $      4,608         7,825
Short-term investments...............................................        2,684           720
Accounts receivable, less allowance for doubtful
  accounts of $4,350 in 2006 and $4,810 in 2005......................      130,035       103,703
Parts and supplies...................................................        6,985         5,263
Prepaid expenses.....................................................        7,350         6,523
Notes receivable.....................................................        3,111         3,164
Deferred tax asset...................................................       14,899        13,452
Other................................................................        4,431         3,392
                                                                       ------------   -----------
         Total current assets........................................      174,103       144,042
                                                                       ------------   -----------
Property, plant and equipment, net...................................      150,730       136,220
Other assets:
Goodwill, net........................................................      792,961       685,169
Intangible assets, less accumulated amortization of
  $10,133 in 2006 and $8,965 in 2005.................................       97,344        61,641
Notes receivable.....................................................       11,807        10,672
Other................................................................        8,460         9,916
                                                                       ------------   -----------
  Total other assets.................................................      910,572       767,398
                                                                       ------------   -----------
         Total assets................................................ $  1,235,405   $ 1,047,660
                                                                       ============   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt.................................... $     13,976   $    12,044
Accounts payable.....................................................       28,393        27,872
Accrued liabilities..................................................       61,034        48,450
Deferred revenue.....................................................       13,287        10,394
                                                                       ------------   -----------
         Total current liabilities...................................      116,690        98,760
                                                                       ------------   -----------
Long-term debt, net of current portion...............................      456,825       348,841
Deferred income taxes................................................       78,095        71,549
Other liabilities....................................................        9,387         6,876
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 44,230,875 issued and outstanding in
  in 2006, 44,149,722 issued and outstanding in 2005)................          442           442
Additional paid-in capital...........................................      260,664       259,075
Accumulated other comprehensive income...............................        3,039           546
Retained earnings....................................................      310,263       261,571
                                                                       ------------   -----------
Total shareholders' equity...........................................      574,408       521,634
                                                                       ------------   -----------
  Total liabilities and shareholders' equity......................... $  1,235,405   $ 1,047,660
                                                                       ============   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                                                        Three Months Ended         Six Months Ended
                                                                             June 30,                  June 30,
                                                                     ------------------------  ------------------------
                                                                         2006        2005          2006        2005
                                                                     ----------- ------------  ----------- ------------
Revenues........................................................    $   198,424  $   149,148  $   377,673  $   289,726

Costs and expenses:
  Cost of revenues..............................................        105,883       79,863      201,726      155,343
  Selling, general and
    administrative expenses.....................................         34,903       21,980       66,637       42,665
  Depreciation and amortization.................................          6,713        5,142       13,008       10,370
  Write-down of fixed assets....................................            300           --          300           --
  Acquisition related costs.....................................            664          180        1,295          270
                                                                     -----------  -----------  -----------  -----------
     Total costs and expenses...................................        148,463      107,165      282,966      208,648
                                                                     -----------  -----------  -----------  -----------
Income from operations..........................................         49,961       41,983       94,707       81,078
                                                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income...............................................            251          133          507          200
  Interest expense..............................................         (7,253)      (3,254)     (13,159)      (5,597)
  Write-off of deferred financing fees..........................             --         (197)          --         (197)
  Write-down of investment in securities........................         (1,000)          --       (1,000)          --
  Other expense.................................................           (700)        (909)      (1,230)      (1,807)
                                                                     -----------  -----------  -----------  -----------
     Total other income (expense)...............................         (8,702)      (4,227)     (14,882)      (7,401)
                                                                     -----------  -----------  -----------  -----------
Income before income taxes......................................         41,259       37,756       79,825       73,677
Income tax expense..............................................         16,091       14,774       31,132       28,880
                                                                     -----------  -----------  -----------  -----------
Net income......................................................    $    25,168  $    22,982  $    48,693  $    44,797
                                                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......................................    $      0.57  $      0.52  $      1.10  $      1.01
                                                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....................................    $      0.56  $      0.51  $      1.08  $      0.99
                                                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic..............................     44,230,875   44,122,836   44,158,851   44,339,738
                                                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted...................................     45,310,665   45,064,080   45,237,200   45,285,644
                                                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                     For the Six Months
                                                                       Ended June 30,
                                                                  ------------------------
                                                                     2006         2005
                                                                  ----------  ------------
OPERATING ACTIVITIES:
Net income...................................................... $   48,693  $     44,797
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................      5,274            18
    Tax benefit of stock options exercised......................         --         3,291
    Write-off deferred financing fees...........................         --           197
    Write-down of investment in securities......................      1,000            --
    Write-down of fixed assets..................................        300            --
    Deferred income taxes.......................................      3,716         7,432
    Depreciation................................................     11,713         9,698
    Amortization................................................      1,295           672
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................    (12,181)       (8,496)
    Parts and supplies..........................................       (996)         (419)
    Prepaid expenses and other assets...........................      2,212        (6,166)
    Accounts payable............................................     (4,999)        1,174
    Accrued liabilities.........................................      6,399         1,093
    Deferred revenue............................................      1,923         3,837
                                                                  ----------  ------------
Net cash provided by operating activities.......................     64,349        57,128
                                                                  ----------  ------------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................   (126,091)      (34,390)
  Short-term investments........................................     (1,964)         (275)
  Proceeds from sale of equipment...............................        215            79
  Capital expenditures..........................................    (15,720)      (13,816)
                                                                  ----------  ------------
Net cash used in investing activities...........................   (143,560)      (48,402)
                                                                  ----------  ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of note payable........................      4,572           642
  Repayment of long-term debt...................................    (12,452)       (1,739)
  Net repayments of 2001 senior credit facility.................         --      (171,353)
  Net borrowings of 2005 senior credit facility.................     89,120       198,853
  Payments of deferred financing costs..........................         --           (97)
  Principal payments on capital lease obligations...............       (749)         (425)
  Tax benefit of stock options exercised........................      3,141            --
  Purchase/cancellation of treasury stock.......................    (13,866)      (39,243)
  Proceeds from the exercise of stock options...................      7,925         6,535
                                                                  ----------  ------------
Net cash provided by (used in) financing activities.............     77,691        (6,827)
Effect of exchange rate changes on cash.........................     (1,697)        1,044
                                                                  ----------  ------------
Net (decrease) increase in cash and cash equivalents............     (3,217)        2,943
Cash and cash equivalents at beginning of period................      7,825         7,850
                                                                  ----------  ------------
Cash and cash equivalents at end of period...................... $    4,608  $     10,793
                                                                  ==========  ============

Non-cash activities:
Net issuances of notes payable for certain acquisitions          $   27,245  $     24,650

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2005, as filed with our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006.

NOTE 2--ACQUISITIONS

In April 2006, our Canadian subsidiary, Stericycle, Inc., (a New Brunswick corporation), acquired selected assets of Mr. Shredding Waste Management LTD., which operated a medical waste business in the New Brunswick province of Canada. In addition, our Mexican subsidiary, Medam S.A. de C.V. acquired selected assets of Biocen, S.A. de C.V., which operated a medical waste business in Mexico.

On February 27, 2006, our U.S. subsidiary, Stericycle International Ltd., acquired all of the stock of Sterile Technologies Group Limited ("STG"), for approximately $131.0 million, of which $114.0 million was paid in cash and $17.0 million was paid by the assumption of debt. STG operates medical waste businesses in the United Kingdom and the Republic of Ireland.

In addition during the quarter ended March 31, 2006, our Mexican subsidiary, Medam S.A. de C.V. acquired selected assets of Desarrollo Y Calidad Ambiental, S.A. de C.V. (formerly known as Dycasa), which operated a medical waste business in Mexico. In addition, our United Kingdom subsidiary, Stericycle International Ltd. and our Canadian subsidiary, Stericycle, Inc., acquired all of the stock of Habitat Ecologico S.A., which operates a medical waste business in Argentina.

The aggregate net purchase price of all our acquisitions during the six months ended June 30, 2006 was approximately $153.3 million, of which $126.1 million was paid in cash and $27.2 million was paid by the issuance and assumption of promissory notes. These acquisitions were not significant to our operations, either individually or in the aggregate. The purchase price has been allocated primarily to goodwill and is preliminary pending completion of certain intangible asset valuations.

For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. These acquisitions resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company.

NOTE 3--STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Shared-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and its related implementation guidance. No stock based compensation expense was recognized in 2005 for stock options issued in connection under our stock option plans and through our employee stock purchase plan ("ESPP") under the "intrinsic value" rules in APB No. 25. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Stock Plans

We have adopted five stock option plans: (i) the 2005 Incentive Stock Option Plan (the "2005 Plan"), which our stockholders approved in April 2005; (ii) the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which our Board of Directors adopted in February 2000; (iii) the 1997 Stock Option Plan (the "1997 Plan"), which our stockholders approved in April 1997; (iv) the Directors Stock Option Plan (the "Directors Plan"), which our stockholders approved in July 1996 (prior to our initial public offering in August 1996 and which expired in May 2006); and (v) the 1995 Incentive Compensation Plan (the "1995 Plan"), which our stockholders approved in September 1995 (and which expired in July 2005).

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

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the first six months of 2006 is summarized as follows:

                                                             Weighted average   Weighted average
                                                Number of     exercise price       remaining           Aggregate
                                                 options        per share       contractual life    intrinsic value
                                               ----------    ----------------   ----------------    ---------------
                                                                                   (in years)
Outstanding at December 31, 2005.............  3,592,849   $          33.23
Granted......................................    783,009              59.97
Exercised....................................   (343,636)             22.66
Cancelled or expired.........................   (107,175)             50.10
                                               ----------    ---------------
Outstanding at June 30, 2006.................  3,925,047   $          39.04                7.2   $    102,325,237
                                               ==========    ===============

Exercisable at June 30, 2006.................  1,897,515   $          27.48                5.7   $     71,380,957

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the six months ended June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on June 30, 2006. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the six months ended June 30, 2006 was $14.5 million.

In the quarter ended June 30, 2006, we granted 105,703 of stock options to purchase shares of common stock with a weighted average fair value grant per share of $17.13. The Black-Scholes option-pricing model was used in determining the fair value of each option grant. The expected term of options granted is based on historical experience. Expected volatility is based upon historical experience. The expected dividend yield is zero. The risk-free interest rate is based on the average of the U.S. Treasury three and five year yield rates. Assumptions used in the Black-Scholes model are presented below:

                                                          Three Months Ended
                                                             June 30, 2006
                                                          ------------------
Expected term (in years)..........................                     4.3
Expected volatility...............................                   28.15%
Expected dividend yield...........................                    0.00%
Risk free interest rate...........................                    5.08%

In the quarter ended March 31, 2006, we granted 677,306 of stock options with a weighted average fair value grant per share of $17.58. The Black-Scholes option-pricing model was used in determining the fair value of each option grant. The expected term of options granted is based on historical experience. Expected volatility is based upon historical experience. The expected dividend yield is zero. The risk-free interest rate is based on the average of the U.S. Treasury three and five year yield rates. Assumptions used in the Black-Scholes model are presented below:

                                                           Three Months Ended
                                                             March 31, 2006
                                                          -------------------
Expected term (in years)..........................                     4.4
Expected volatility...............................                   29.08%
Expected dividend yield...........................                    0.00%
Risk free interest rate...........................                    4.83%

Stock Based Compensation Expense

As a result of adopting SFAS No. 123R, total pre-tax stock based compensation expense in the condensed consolidated statements of income for the three and six months ended June 30, 2006 was $2.7 million and $5.3 million, respectively. Net income for the three and six months ended June 30, 2006 was negatively impacted by $1.6 million and $3.2 million, respectively, because we were no longer accounting for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 of $0.57 and $0.56, respectively, were negatively impacted by $0.04 and $0.03, respectively, due to the adoption of SFAS No. 123R. For the six months ended June 30, 2006 basic and diluted earnings per share of $1.10 and $1.08, respectively, were negatively impacted by $0.07 and $0.07, respectively, due to the adoption of SFAS No. 123R. The pre-tax stock based compensation consisted of the following:

                                                                   Three Months Ended   Six Months Ended
Stock-based compensation expense by caption:                          June 30, 2006      June 30, 2006
---------------------------------------------------------------    ------------------  -----------------
                                                                                (in thousands)
Cost of revenues - stock option plan...........................   $             187   $             395
Selling, general and administrative  - stock option plan.......               2,425               4,731
Selling, general and administrative  - employee stock purchase                   73                 148
                                                                   -----------------   -----------------
Total                                                             $           2,685   $           5,274
                                                                   =================   =================

As of June 30, 2006, there was $22.8 million of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 2.02 years.

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the "ESPP") effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 300,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee's payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. Every employee who has completed one year's employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. Prior to the adoption of SFAS No. 123R, the ESPP was accounted for as a non-compensatory plan and no expense was recognized. Under SFAS No. 123R expense is recognized.

Prior to the adoption of SFAS No. 123R, we accounted for our stock plans using the intrinsic value method in accordance with APB No. 25 and applied the disclosure-only provisions of SFAS No. 123. Accordingly, no stock based compensation expense had been recognized in the condensed consolidated statements of income. The pro forma disclosures permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. In 2005, in anticipation of the adoption of SFAS No. 123R on January 1, 2006, we reviewed the values of the variables used to determine the fair value of our stock options granted in 2003, 2004 and 2005. We determined that the values of the expected volatility, weighted average expected life of the option and risk-free interest rate variables should be modified slightly in order to provide a better estimate of the fair value of the employee stock options. The modifications resulted in an immaterial reduction in the pro forma stock option expense originally reported for the first quarter in 2005. The following revised assumptions were used in 2005, 2004 and 2003: expected volatility of 32% in 2005, 42% in 2004 and 49% in 2003; risk-free interest rates of 4.05% in 2005, 3.43% in 2004, and 2.97% in 2003; a dividend yield of 0%; and a weighted-average expected life of the option of 52 months in 2005, 56 months in 2004 and 56 months in 2003.

The following table presents pro forma income and income per share data as if a fair value based method had been used to account for stock based compensation:

                                                       Three Months Ended     Six Months Ended
                                                          June 30, 2005         June 30, 2005
                                                       (in thousands, except per share data )
                                                      ------------------   --------------------
Stock options expense included in net income         $                0   $                 11
                                                      ------------------   --------------------

As reported net income............................   $           22,982   $             44,797
Pro forma impact of stock options and ESPP,
net of tax .......................................                1,549                  3,034
                                                      ------------------   --------------------
Pro forma net income..............................   $           21,433   $             41,763
                                                      ==================   ====================
Earnings per share
     Basic-as reported............................   $             0.52   $               1.01
                                                      ==================   ====================
     Basic-pro forma..............................   $             0.49   $               0.95
                                                      ==================   ====================
     Diluted-as reported..........................   $             0.51   $               0.99
                                                      ==================   ====================
     Diluted-pro forma............................   $             0.48   $               0.93
                                                      ==================   ====================

NOTE 4--COMMON STOCK.

During the quarter ended June 30, 2006, options to purchase 61,556 shares of common stock were exercised at prices ranging from $6.38- $50.14 per share. During the quarter, we repurchased on the open market and subsequently cancelled 62,600 shares of common stock. The weighted average repurchase price was $62.61 per share.

During the quarter ended March 31, 2006, options to purchase 282,080 shares of common stock were exercised at prices ranging from $4.00- $62.31 per share. During the quarter, we repurchased on the open market and subsequently cancelled 193,100 shares of common stock. The weighted average repurchase price was $57.99 per share.

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                         ------------------------  ------------------------
                                                             2006         2005         2006         2005
                                                         -----------  ----------- ------------  -----------
Numerator:
   Numerator for basic earnings per share
   Net Income.......................................... $    25,168  $    22,982  $    48,693  $    44,797
                                                         -----------  -----------  -----------  -----------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares............................  44,230,875   44,122,836   44,158,851   44,339,738

  Effect of dilutive securities:
    Employee stock options.............................   1,079,515      941,216    1,078,097      945,891
    Warrants...........................................         275           28          252           15
                                                         -----------  -----------  -----------  -----------
  Dilutive potential shares............................   1,079,790      941,244    1,078,349      945,906
                                                         -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and after assumed
  conversions..........................................  45,310,665   45,064,080   45,237,200   45,285,644
                                                         ===========  ===========  ===========  ===========

Earnings per share - Basic............................. $      0.57  $      0.52  $      1.10  $      1.01
                                                         ===========  ===========  ===========  ===========

Earnings per share - Diluted........................... $      0.56  $      0.51  $      1.08  $      0.99
                                                         ===========  ===========  ===========  ===========

NOTE 6--COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income (in thousands):

                                                      Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006        2005
                                                    ---------   ---------  ---------   ---------

Net Income........................................ $  25,168   $  22,982  $  48,693   $  44,797

Other comprehensive income (loss):
     Currency translation adjustments.............     3,017      (1,587)     2,588      (2,084)
     Net loss on derivative instruments...........       (25)          0        (95)          0
                                                    ---------   ---------  ---------   ---------
         Other comprehensive income (loss)........     2,992      (1,587)     2,493      (2,084)
                                                    ---------   ---------  ---------   ---------
Total comprehensive income........................ $  28,160   $  21,395  $  51,186   $  42,713
                                                    =========   =========  =========   =========

NOTE 7--GUARANTEE

We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five- year loan with a current balance of $5.9 million with the Azoroa Bank that expires in June 2009.

NOTE 8--GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, net of amortization, for the six months ended June 30, 2006 were as follows (in thousands):

                                                      United       Foreign
                                                      States      Countries       Total
                                                    ----------   -----------   -----------
Balance as of January 1, 2006 .................... $  621,496   $    63,673   $   685,169
Change due to currency fluctuation ...............          0         3,362         3,362
Allocated to intangibles .........................    (15,900)      (20,000)      (35,900)
Changes in Goodwill for
    2005 acquistions .............................        466         2,924         3,390
Goodwill on 2006 acquisitions  ...................        562       136,378       136,940
                                                    ----------   -----------   -----------
Balance as of June 30, 2006 ...................... $  606,624   $   186,337   $   792,961
                                                    ==========   ===========   ===========

During the quarter ended June 30, 2006 we performed our annual goodwill impairment evaluation for both of our reportable units, United States and Foreign Countries, and determined that none of our recorded goodwill was impaired. During this evaluation we calculated the fair value of the reporting units by multiplying their EBITDA for the prior twelve months times a valuation multiple. The valuation multiple was consistent with multiples of EDITDA used to determine the fair value of acquisitions. The fair value was then compared to the reporting units' book value and determined to be in excess of the book value. The book value was determined by subtracting their total liabilities from their total assets. We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 9--LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

On June 28, 2006, the United Kingdom Office of Fair Trading ("OFT") announced that it had referred to the United Kingdom Competition Commission (the "Competition Commission") the acquisition by our subsidiary, Stericycle International, LLC, in February 2006 of all of the stock of The Sterile Technologies Group Limited, an Irish company providing medical waste management services in Ireland and the United Kingdom.

Under the terms of the OFT's referral, the Competition Commission is to decide whether, as a result of this acquisition, there has been or is expected to be a substantial lessening of competition in one or more markets in the United Kingdom for healthcare risk waste treatment and disposal, and if so, what remedial or other actions, if any, should be taken or recommended by the Competition Commission. Remedial actions may include required divestitures and restrictions on operations. The Competition Commission is expected to issue its provisional findings in October 2006 and is required to publish its final report in December 2006.

During the quarter ended March 31, 2006, there were two developments in the litigation that we described in our annual report on Form 10-K for 2005. First, the preliminary settlement of the 3CI class action litigation in state court in Louisiana that we entered into in November 2005 received the court's final approval on March 14, 2006. With the shares of 3CI common stock transferred to us upon final approval, we were able to complete a short-form merger under Delaware law of one of our subsidiaries with 3CI, and 3CI became a wholly-owned subsidiary of ours on April 26, 2006.

Secondly, on March 3, 2006, the court denied the consolidated motion for class certification of the plaintiffs in the private antitrust litigation being heard in multidistrict proceedings in federal court in Utah. (We described this litigation in our annual report on Form 10-K for 2005.) The court's ruling left the plaintiffs free to pursue their remedies on an individual basis but not as representatives of a class. During the quarter ended June 30, 2006, we settled the claims of all but one of the individual plaintiffs for an immaterial amount.

NOTE 10--NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of June 30, 2006, we did not have any hybrid financial instruments subject to fair value election under SFAS No. 155. We are required to adopt SFAS No. 155 effective at the beginning of 2007.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". The Company is required to adopt SFAS No. 154 for voluntary accounting changes and error corrections that occur after December 15, 2005. Our results of operation and financial condition will only be impacted following the adoption of SFAS No. 154 if we implement voluntary changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

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

Detailed information for our United States reporting segment is as follows:

                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                --------------------    --------------------
                                                  2006       2005         2006       2005
                                                ---------  ---------    ---------  ---------
                                                   (in thousands)          (in thousands)
Medical waste management services............ $  139,108  $ 122,746   $  272,905  $ 239,947
Pharmaceutical return services...............     14,509      1,059       27,071      1,433
                                                ---------  ---------    ---------  ---------
Total revenue................................    153,617    123,805      299,976    241,380
                                                ---------  ---------    ---------  ---------
Net interest expense.........................      6,135      2,971       11,107      4,853
Income before income taxes...................     35,410     35,298       69,785     70,211
Income taxes.................................     15,052     13,987       29,148     27,561
                                                ---------  ---------    ---------  ---------
Net income................................... $   20,358  $  21,311   $   40,637  $  42,650
                                                =========  =========    =========  =========
Depreciation and amortization................ $    4,837  $   4,019   $    9,406  $   7,778

Detailed information for our Foreign Countries reporting segment is as follows:

                                                 Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                --------------------    --------------------
                                                   2006       2005         2006       2005
                                                ---------  ---------    ---------  ---------
                                                   (in thousands)          (in thousands)
Medical waste management services............ $   44,676  $  25,299   $   77,418  $  48,180
Proprietary equipment and technology
    license sales............................        131         44          279        166
                                                ---------  ---------    ---------  ---------
Total revenue................................     44,807     25,343       77,697     48,346
                                                ---------  ---------    ---------  ---------
Net interest expense.........................        867        347        1,545        741
Income before income taxes...................      5,849      2,458       10,040      3,466
Income taxes.................................      1,039        787        1,984      1,319
                                                ---------  ---------    ---------  ---------
Net income................................... $    4,810  $   1,671   $    8,056  $   2,147
                                                =========  =========    =========  =========
Depreciation and amortization................ $    1,876  $   1,123   $    3,602  $   2,592

NOTE 12-SUBSEQUENT EVENT

As we reported by a current report on Form 8-K that we filed on August 4, 2006, on July 31, 2006, we and certain of our subsidiaries entered into a new credit agreement with Bank of America, N.A., and other lenders party to the Credit Agreement.

The new credit agreement is in effect an amendment of our prior senior unsecured credit facility. The new credit agreement (i) reduces our costs of borrowing by using a more favorable pricing grid; (ii) increases our revolving credit facility from $550 million to $650 million; (iii) increases the "accordion" (the amount for which we may request an increase in the size of our revolving credit facility) from $100 million to $200 million, (iv) increases the letter of credit sublimit from $150 million to $200 million; (v) increases the foreign currency sublimit from $125 million to $200 million; (vi) increases the debt-to-EBITDA covenant from 3.00:1.00 to 3.75:1.00; and (vii) extends the maturity date of our borrowings from June 30, 2010 to July 31, 2011.

The new credit agreement reduces our costs of borrowing by reducing the applicable margin that is added to the relevant interest rate that we are charged. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a "base rate" (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. Under the new credit agreement, the applicable margin is based on (i) our consolidated leverage ratio, or, if our long-term non-credit enhanced debt has been rated by Standard & Poors, (ii) our S&P debt rating, whichever margin is more favorable to us. As of July 31, 2006, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.875% on LIBOR loans.

The new credit agreement contains customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of certain of our affirmative covenants or any of our negative covenants, a breach of our representations and warranties, or a change of control. Upon the occurrence of an event of default, payment of our indebtedness may be accelerated and the lending commitments under the credit agreement may be terminated.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

The following summarizes (in thousands) the Company's operations:

                                                               Three Months Ended June 30,
                                                         ---------------------------------------
                                                                2006                 2005
                                                         ------------------   ------------------
                                                            $         %          $         %
                                                         --------  --------   --------  --------
Revenues............................................... $198,424     100.0   $149,148     100.0
Cost of revenues.......................................  105,883      53.4     79,863      53.5
Depreciation...........................................    4,980       2.5      4,006       2.7
                                                         --------  --------   --------  --------
Total cost of revenues.................................  110,863      55.9     83,869      56.2
Gross profit...........................................   87,561      44.1     65,279      43.8
Selling, general and
  administrative expenses..............................   34,903      17.6     21,980      14.7
Depreciation...........................................      949       0.5        760       0.5
Amortization...........................................      784       0.4        376       0.3
Acquisition related expenses...........................      664       0.3        180       0.1
                                                         --------  --------   --------  --------
Total selling, general and administrative expenses.....   37,300      18.8     23,296      15.6
                                                         --------  --------   --------  --------
Write-down of fixed assets.............................      300       0.2         --        --
                                                         --------  --------   --------  --------
Income from operations.................................   49,961      25.2     41,983      28.1
Write-down of security investment......................    1,000       0.5         --        --
Net income.............................................   25,168      12.7     22,982      15.4
Earnings per share-diluted............................. $   0.56             $   0.51

Revenues. Revenues increased $49.3 million or 33.0%, to $198.4 million during the quarter ended June 30, 2006 from $149.1 million during the comparable quarter in 2005 as a result of acquisitions completed during both 2005 and 2006, and our continued strategy of focusing on sales to higher-margin small quantity customers. During the quarter ended June 30, 2006, acquisitions less than one year old contributed approximately $32.6 million in revenue for the quarter. For the quarter, our base internal revenue growth for small quantity customers increased approximately 12% and revenues from large quantity customers increased by approximately 10% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $27.0 million to $110.9 million during the quarter ended June 30, 2006 from $83.9 million during the comparable quarter in 2005. This increase is primarily related to our increased revenues during 2006 compared to 2005. Our gross margin percentage increased to 44.1% during the quarter from 43.8% during the comparable quarter in 2005 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business. In cost of revenues, there was $0.2 million in stock compensation expense that negatively impacted the gross margin percentage by 0.1% in the quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $37.3 million for the quarter ended June 30, 2006 from $23.3 million for the comparable quarter in 2005. The increase was primarily due to incremental overhead expenses as a result of our Pharmaceutical Services acquisitions in 2005 and the acquisition of Sterile Technologies Group Limited in 2006. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payments ("SFAS No. 123R") using the modified prospective method, which resulted in a change in our method of recognizing share-based compensation expense.

Amortization expense increased to $0.8 million during the quarter from $0.4 million in the same quarter in 2005. This increase was the result of amortization expense related to intangible assets associated with acquisitions completed in 2005 and 2006. Acquisition related expenses increased to $0.7 million in 2006 as compared to $0.2 million in 2005. Selling, general and administrative expenses as a percent of revenues increased to 18.8% during the quarter from 15.6% during the comparable quarter in 2005. Of the 3.2% increase in selling, general and administrative expenses in comparison to the same quarter in 2005, approximately 1.3% was the result of stock compensation expense being recorded in 2006.

Income from operations. Income from operations increased to $50.0 million for the quarter ended June 30, 2006 from $42.0 million for the comparable quarter in 2005. The increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses during the quarter. During the quarter ended June 30, 2006 we had a $0.3 million non-cash write-down of equipment. Income from operations as a percentage of revenue decreased to 25.2% during the quarter from 28.1% during the same quarter in 2005.

Write-down of investment.. During the quarter ended June 30, 2006 we had a $1.0 million non-cash write-down of an investment in securities.

Net interest expense. Net interest expense increased to $7.0 million during the quarter ended June 30, 2006 from $3.1 million during the comparable quarter in 2005 due primarily to higher debt levels and interest rates on our senior unsecured revolving credit facility.

Income tax expense. Income tax expense increased to $16.1 million for the quarter ended June 30, 2006 from $14.8 million for the comparable quarter in 2005. The increase was due to higher taxable income. The effective tax rates for the quarters ended June 30, 2006 and 2005 were 39.0% and 39.1%, respectively.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

The following summarizes (in thousands) the Company's operations:

                                                               Six Months Ended June 30,
                                                         --------------------------------------
                                                                2006                2005
                                                         ------------------  ------------------
                                                            $         %         $         %
                                                         --------  --------  --------  --------
Revenues............................................... $377,673     100.0  $289,726     100.0
Cost of revenues.......................................  201,726      53.4   155,343      53.6
Depreciation...........................................    9,633       2.6     8,171       2.8
                                                         --------  --------  --------  --------
Total cost of revenues.................................  211,359      56.0   163,514      56.4
                                                         --------  --------  --------  --------
Gross profit...........................................  166,314      44.0   126,212      43.6
Selling, general and
  administrative expenses..............................   66,637      17.6    42,665      14.7
Depreciation...........................................    2,080       0.6     1,527       0.5
Amortization...........................................    1,295       0.3       672       0.2
Acquisition related costs..............................    1,295       0.3       270       0.1
                                                         --------  --------  --------  --------
Total selling, general and administrative expenses.....   71,307      18.9    45,134      15.6
                                                         --------  --------  --------  --------
Write-down of fixed assets.............................      300       0.1        --        --
                                                         --------  --------  --------  --------
Income from operations.................................   94,707      25.1    81,078      28.0
Write-down of security investment......................    1,000       0.3        --        --
Net income.............................................   48,693      12.9    44,797      15.5
Earnings per share-diluted............................. $   1.08            $   0.99

Revenues. Revenues increased $87.9 million or 30.4%, to $377.7 million during the six months ended June 30, 2006 from $289.7 million during the comparable period in 2005 as a result of acquisitions completed during both 2005 and 2006, and our continued strategy of focusing on sales to higher-margin small quantity customers. During the six months ended June 30, 2006, acquisitions less than one year old contributed approximately $57.6 million to our increase in revenues from 2005. For the six months ended June 30, 2006, our base internal revenue growth for small quantity customers increased approximately 11% and revenues from large quantity customers increased by approximately 9% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the period.

Cost of revenues. Cost of revenues increased by $47.9 million to $211.4 million during the six months ended June 30, 2006 from $163.5 million during the comparable period in 2005. This increase is primarily related to our increased revenues during 2006 compared to 2005. Our gross margin percentage increased to 44.0% during the period from 43.6% during the same period in 2005 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs to improve the margins on our large quantity business. In cost of revenues, there was $0.4 million in stock compensation expense that negatively impacted the gross margin percentage by 0.1% in the period.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $71.3 million for the six months ended June 30, 2006 from $45.1 million for the comparable period in 2005. The increase was primarily due to incremental overhead expenses as a result of our Pharmaceutical Services acquisitions in 2005 and the acquisition of Sterile Technologies Group Limited in 2006. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payments ("SFAS No. 123R") using the modified prospective method, which resulted in a change in our method of recognizing share-based compensation expense.

Amortization expense increased to $1.3 million during the six months ended June 30, 2006 from $0.7 million in the same period in 2005. This increase was the result of amortization expense related to intangible assets associated with acquisitions completed in 2005 and 2006. Acquisition related expenses increased to $1.3 million in 2006 as compared to $0.3 million in 2005. Selling, general and administrative expenses as a percent of revenues increased to 18.9% during the quarter from 15.6% during the comparable period in 2005. Of the 3.3% increase in selling, general and administrative expenses in comparison to the same period in 2005, approximately 1.3% was the result of stock compensation expense being recorded in 2006.

Income from operations. Income from operations increased to $94.7 million for the six months ended June 30, 2006 from $81.1 million for the comparable period in 2005. The increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses during the period. During the six months ended June 30, 2006 we had a $0.3 million non-cash write-down of equipment. Income from operations as a percentage of revenue decreased to 25.1% during the period from 28.0% during the same period in 2005.

Write-down of investment.. During the six months ended June 30, 2006 we had a $1.0 million non-cash write-down of an investment in securities.

Net interest expense. Net interest expense increased to $12.7 million during the six months ended June 30, 2006 from $5.4 million during the comparable period in 2005 due primarily to higher debt levels and interest rates on our senior unsecured revolving credit facility.

Income tax expense. Income tax expense increased to $31.1 million for the six months ended June 30, 2006 from $28.9 million for the comparable period in 2005. The increase was due to higher taxable income. The effective tax rates for the six months ended June 30, 2006 and 2005 were 39.0% and 39.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our credit agreement requires us to comply with various financial, reporting, and other covenants and restrictions, including restrictions on dividend payments. At June 30, 2006 we were in compliance with all of our financial debt covenants. As of June 30, 2006, we had $379.5 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $5.5 million. In addition, we had $58.8 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 6.10% per annum. At June 30, 2006 we had $90.6 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2003 through 2006 and foreign subsidiary bank debt.

Working Capital. At June 30, 2006, our working capital increased $12.1 million to $57.4 compared to working capital of $45.3 million at December 31, 2005. This increase was primarily the result of higher accounts receivable and short-term investments partially offset by higher accrued liabilities and deferred revenue.

Net Cash Provided or Used. Net cash provided by operating activities was $64.3 million during the six months ended June 30, 2006 compared to $57.1 million for the comparable period in 2005. This increase was primarily due to higher net income, stock compensation expense, depreciation and accrued liabilities partially offset by increases in accounts receivable and accounts payable. As a result of adopting SFAS No. 123R effective January 1, 2006, we recorded $5.3 million in stock compensation expense for employee stock options and employee stock purchase program for the six months ended June 30, 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. As a result, $3.1 million in tax benefits on stock options exercised was reported as cash provided by financing activities for the six months ended June 30, 2006 compared to $3.3 million reported as cash provided by operating activities for the six months ended June 30, 2005.

Net cash used in investing activities for the six months ended June 30, 2006 was $143.6 million compared to $48.4 million for the comparable period in 2005. This increase is primarily attributable to an increase in payments for acquisitions, purchases of short-term investments and higher capital expenditures. Cash investments in acquisitions and international joint ventures for the six months ended June 30, 2006 were $126.1 million versus $34.4 million in the comparable period in 2005 primarily as a result of the Sterile Technologies Group Limited acquisition. Capital expenditures were $15.7 million for the period compared to $13.8 million during the same period in 2005.

At June 30, 2006 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies such as our proprietary patented ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash provided by financing activities was $77.7 million during the six months ended June 30, 2006 compared to net cash used of $6.8 million for the comparable period in 2005. This is primarily the result of higher issuances of notes payable and borrowings under our senior unsecured credit facility to fund acquisitions along with a reduction in the purchase of treasury stock during the six months ended June 30, 2006. Net cash provided by financing activities included $3.1 million in tax benefits on stock options exercised due to the new reporting requirements under SFAS No. 123R in classifying tax benefits on stock options exercised as cash provided by financing activities versus prior presentation as cash provided by operating activities. In addition, we repurchased and subsequently cancelled 255,700 shares of common stock for $15.1 million in cash in the six months ended June 30, 2006, of which $1.2 million in cash will be settled in the quarter ended September 30, 2006 compared to 866,200 shares for $39.2 million in cash during the comparable period last year.

Guarantees: We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $5.9 million with the Azoroa Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior unsecured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.8 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the US dollar (USD) and UK pound sterling (GBP) related to a 13 million GBP inter-company loan with Stericycle International, Ltd., the parent company of White Rose Environmental. In October 2005, we elected cash flow hedge accounting treatment on our remaining forward contracts. Both the inter-company loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to other comprehensive income.

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

The term "disclosure controls and procedures" is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the six months ended June 30, 2006 of shares of our common stock.

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
                                                                       Number of Shares         Units) that
                                                          Average         (or Units)            May Yet Be
                                          Total            Price       Purchased as Part         Purchased
                                     Number of Shares    Paid per         of Publicly            Under the
                                       (or Units)          Share        Announced Plans          Plans or
Period                                  Purchased        (or Unit)        or Programs            Programs
------------------------------------------------------------------------------------------------------------
January 1 - January 31, 2006                181,800         57.99                181,800          1,914,700
February 1 - February 28, 2006               11,300         58.01                 11,300          1,903,400
March 1 - March 31, 2006                          0          0.00                      0          1,903,400
April 1- April 30, 2006                           0          0.00                      0          1,903,400
May 1- May 31, 2006                           2,000         59.45                  2,000          1,901,400
June 1- June 30, 2006                        60,600         62.71                 60,600          1,840,800

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholders on May 3, 2006 in Rosemont, Illinois. At the meeting, all eight of our incumbent directors standing for re- election were reelected by the stockholders, by the following votes:

Nominee	Votes For	Votes Withheld
Jack W. Schuler	37,886,513	2,442,707
Mark C. Miller	39,302,658	1,026,562
Rod F. Dammeyer	39,915,143	414,077
Jonathan T. Lord, M.D.	40,018,972	310,248
John Patience	39,274,542	1,054,678
Thomas R. Reusché	40,024,384	304,836
Peter Vardy	39,282,989	1,046,231
L. John Wilkerson, Ph.D.	39,281,927	1,047,293

In addition, the stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent public accountants for 2006 by the following vote:

For	Against	Abstain	Broker Non-Vote
33,852,535	807,600	17,147	5,651,938

The stockholders also voted on a stockholder proposal regarding a plan for the elimination of incineration. This proposal was defeated by the following vote:

For	Against	Abstain	Broker Non-Vote
2,067,254	29,587,866	3,022,161	5,651,939

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

Dated: August 4, 2006.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)