Form 10-K/A
period 2005-12-31
STERICYCLE INC
filed 2006-08-11
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

In response to comments raised by the staff of the U.S. Securities and Exchange Commission, Stericycle, Inc. is filing this Form 10-K/A (Amendment No. 1) (i) to supplement the disclosures in our Form 10-K for year ended December 31, 2005 that we originally filed on March 6, 2006 (the “original Form 10-K”) relating to the settlement of class action litigation by the minority shareholders of our then majority-owned (and now wholly-owned) subsidiary, 3CI Complete Compliance Corporation, and (ii) to reclassify as an operating expense a $1.823 million licensing legal settlement that we recorded in other income in our original Form 10-K. We do not consider this latter reclassification to be material.

This Form 10-K/A relates to Item 3, Legal Proceedings, Item 6, Selected Consolidated Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Consolidated Financial Statements and Supplemental Data, of our original Form 10-K. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of each of these four items as amended is set forth in this amendment.

The changes to these four items by this Form 10-K/A are as follows:

•	In Item 3, under the caption, “3CI Litigation,” the first and second paragraphs have been revised and a new third and sixth paragraphs have been added.

•	In Item 6, under the caption, “Statements of Income Data,” our income from operations for 2005 has been reduced to reflect the reclassification of the licensing legal settlement.

•	In Item 7, in the section, “Year Ended December 31, 2005 Compared to Year Ended December 31, 2004,” the discussion under the captions “Selling General and Administrative Expenses,” “Income from Operations,” and “Legal Settlements” has been revised to reflect the reclassification of the licensing legal settlement.

•	In Item 8, on our consolidated statements of income, the line item, “Licensing legal settlement,” has been reclassified from “Other income (expense)” to “Costs and expenses,” and the amounts for 2005 for “Total costs and expenses,” “Income from operations,” and “Total other expense” have been adjusted accordingly.

•	In Item 8, in Note 15 to our consolidated financial statements, under the caption, “3CI Litigation,” the first and second paragraphs have been revised and a new third, fourth and seventh paragraphs have been added.

•	In Item 8, in Note 17 to our consolidated financial statements, the line item, “Licensing legal settlement,” has been reclassified as an operating expense, and the amount for “Income from operations” for the fourth quarter of 2005 has been adjusted accordingly.

•	In Item 8, in Note 18 to our consolidated financial statements, the third paragraph has been revised.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or update any disclosures in the original Form 10-K. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of filing our original Form 10-K on March 6, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our original Form 10-K and with our filings with the U.S. Securities and Exchange Commission subsequent to the filing of our original Form 10-K.

Stericycle, Inc.

2005 ANNUAL REPORT ON FORM 10-K

(AMENDMENT NO. 1)

PART I

Item 3.	Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

3CI Litigation.  In November 2005, we entered into a preliminary settlement to resolve class action litigation by the minority shareholders of our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”), in which 3CI joined with the class as a plaintiff. This litigation is pending in state court in Louisiana (Robb, et al. v. Stericycle, Inc., et al., First Judicial District Court, Caddo Parish, Louisiana (No. 467704-A)). Although we did not believe that any of the plaintiffs’ claims had merit, we settled this litigation because of the uncertainties of trying a complicated corporate law case before a jury in what we viewed as a hostile state court which had ruled in October 2005, at a hearing on the plaintiffs’ motion to compel discovery and for sanctions, that we would not be allowed to present evidence at trial on the issue of our liability.

Under the terms of the preliminary settlement, we agreed to pay $32.5 million in cash to a trust fund to be established by a claims administrator approved by the court for the purpose of (i) settling all claims in the Louisiana litigation and in related litigation in state court in Texas (3CI Complete Compliance Corporation v. Waste Systems, Inc., et al., 269th Judicial District, Harris County, Texas (No. 2003-46899)) (together, the “3CI litigation”), (ii) canceling or otherwise acquiring all of the shares of 3CI common stock held by members of the plaintiff class and (iii) paying court-approved administrative expenses and legal fees. In accordance with the terms of the preliminary settlement, we made the required $32.5 million deposit with the claims administrator following the court’s preliminary approval of the settlement in December 2005.

On motions by counsel for the plaintiff class, the court has preliminarily allocated the $32.5 settlement proceeds principally to (i) payment of fees of $10.8 million to counsel for the plaintiff class and reimbursement of expenses not expected to exceed $0.5 million and (ii) the distribution to class members of settlement proceeds expected to total approximately $20.0 million. Of the distribution to class members, a “purchase consideration” component, expected to be $0.60 per share, will be distributed to class members who still own their shares of 3CI stock when the preliminary settlement receives final approval, and a “damages consideration” component will be distributed to class members in proportion to the time that they held shares of 3CI stock during the class period (September 30, 1998 through February 10, 2005). The damages consideration to be distributed to class members who held their shares of 3CI stock for the entire class period is expected to be at least $6.00 per share.

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

The 3CI litigation alleged that we, a wholly-owned subsidiary of ours and the four directors of 3CI who are or were serving as our designees (and who are or were also officers or directors of ours) breached our fiduciary duties, oppressed the minority stockholders and unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiffs alleged that we wrongfully diverted 3CI’s cash and assets, manipulated and increased 3CI’s debt to our subsidiary, wrongfully increased our direct and indirect ownership of 3CI, forced 3CI to declare significant cash dividends on its preferred stock payable to our subsidiary, usurped 3CI’s corporate opportunities, misappropriated 3CI’s customers, unfairly competed with 3CI, and operated 3CI with the goal of maximizing our profitability and furthering a plan to integrate its operations with ours. The plaintiffs sought, among other relief, actual and punitive damages and an order requiring the buyout of 3CI’s minority shareholders.

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

PART II

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Statements of Income Data(1)
Revenues	$609,457	$516,228	$453,225	$401,519	$359,024
Income from operations	166,532	145,655	126,397	100,832	73,294
Net income	67,154	78,178	65,781	45,724	14,710
Net income applicable to Common Stock	67,154	78,178	65,781	45,037	12,167
Diluted net income per share of Common Stock(2)	1.48	1.69	1.43	1.01	0.35
Depreciation and amortization	21,431	21,803	17,255	14,981	25,234
Other Data
Cash provided by operating activities	$94,327	$114,611	$123,887	$98,731	$64,550
Cash used in investing activities	(156,001)	(105,093)	(57,635)	(49,470)	(36,673)
Cash (used in) provided by financing activities	59,500	(6,941)	(66,820)	(53,705)	(17,806)
Balance Sheet Data (at December 31)(1)
Cash, cash equivalents and short-term investments	$8,545	$7,949	$7,881	$8,887	$13,017
Total assets	1,047,660	834,141	707,462	667,095	614,530
Long-term debt, net of current maturities	348,841	190,431	163,016	224,124	267,365
Convertible redeemable preferred stock	—	—	20,944	28,049	44,872
Shareholders’ equity	$521,634	$495,372	$407,820	$326,729	$232,510

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2005.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following summarizes (in thousands) our operations:

	Year Ended December 31,
	2005		2004

Revenues	$609,457	100.0%	$516,228	100.0%
Cost of revenues	324,988	53.3%	271,189	52.5%
Depreciation	16,432	2.7%	16,833	3.3%

Total cost of revenues	341,420	56.0%	288,022	55.8%

Gross profit	268,037	44.0%	228,206	44.2%
Selling, general and administrative	93,033	15.3%	75,653	14.7%
Depreciation	3,403	0.6%	2,540	0.5%
Amortization	1,596	0.3%	2,430	0.5%
Acquisition related costs	778	0.1%	773	0.1%

Total selling, general and administrative expenses	98,810	16.2%	81,396	15.8%
Licensing legal settlement	1,823	0.3%	—	—
Write off fixed as sets	872	0.1%	1,155	0.2%

Income from operations	166,532	27.3%	145,655	28.2%

Write-down of note receivable with former joint venture	2,495	0.4%	—	—
3CI legal settlement	36,481	6.0%	—	—
Net income	67,154	11.0%	78,178	15.1%

Earnings per share — diluted	$1.48		$1.69

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

Income from Operations.  Income from operations increased to $166.5 million during 2005 from $145.7 million during 2004. The increase was due to higher revenues partially offset by higher costs of revenues and selling, general and administrative expenses. During the year ended December 31, 2005 3CI Complete Compliance Corporation, of which we own a majority of the common stock, recorded a non-cash impairment charge of $0.9 million on its Springhill, Louisiana building and property. In December 2005, we recorded a cash charge of $0.4 million for damages and a non-cash charge of $1.4 million, representing the write-off of the unamortized portion of a license fee that we previously paid, as a result of an arbitrator’s award in March 2006 and the license agreement being effectively terminated. During the year ended December 31, 2004 we recorded a non-cash write-down of idled Stericycle incinerator equipment at our Baltimore, Maryland and Terrell, Texas facility of $1.2 million. Income from operations as a percentage of revenue decreased to 27.6% during 2005 from 28.2% during 2004 as a result of the factors described above.

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

Legal Settlement.  During November 2005 we incurred $36.5 million in expenses related to the preliminary settlement of the 3CI class action litigation and related legal expenses.

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

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Revenues	$609,457	$516,228	$453,225
Costs and expenses:
Cost of revenues	341,420	288,022	256,600
Selling, general and administrative expenses	98,032	80,623	69,558
Licensing legal settlement	(1,823)	—	—
Write off of fixed assets	872	1,155	—
Acquisition related expenses	778	773	670

Total costs and expenses	442,925	370,573	326,828

Income from operations	166,532	145,655	126,397
Other income (expense):
Interest income	764	558	550
Interest expense	(13,011)	(11,186)	(12,848)
Debt extinguishments and refinancing	(447)	(4,574)	(3,268)
Write-down of note receivable with former joint venture	(2,495)	—	—
3CI legal settlement	(36,481)	—	—
Other expense, net	(2,882)	(1,889)	(2,102)

Total other expense	(54,552)	(17,091)	(17,668)

Income before income taxes	111,980	128,564	108,729
Income tax expense	44,826	50,386	42,948

Net income	$67,154	$78,178	$65,781

Earnings per share — Basic	$1.52	$1.77	$1.59

Earnings per share — Diluted	$1.48	$1.69	$1.43

Weighted average number of common shares outstanding — Basic	44,284,580	44,250,913	41,439,020
Weighted average number of common shares outstanding — Diluted	45,310,509	46,195,897	46,097,802

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

3CI Litigation. In November 2005, we entered into a preliminary settlement to resolve class action litigation by the minority shareholders of our majority-owned subsidiary, 3CI Complete Compliance Corporation (“3CI”), in which 3CI joined with the class as a plaintiff. This litigation is pending in state court in Louisiana (Robb, et al. v. Stericycle, Inc., et al., First Judicial District Court, Caddo Parish, Louisiana (No. 467704-A)).

Under the terms of the preliminary settlement, we agreed to pay $32.5 million in cash to a trust fund to be established by a claims administrator approved by the court for the purpose of (i) settling all claims in the Louisiana litigation and in related litigation in state court in Texas (3CI Complete Compliance Corporation v. Waste Systems, Inc., et al., 269th Judicial District, Harris County, Texas (No. 2003-46899)) (together, the “3CI litigation”), (ii) canceling or otherwise acquiring all of the shares of 3CI common stock held by members of

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

the plaintiff class and (iii) paying court-approved administrative expenses and legal fees. In accordance with the terms of the preliminary settlement, we made the required $32.5 million deposit with the claims administrator following the court’s preliminary approval of the settlement in December 2005.

We recorded the settlement as a new line item, 3CI legal settlement, under “Other income (expense)” on our consolidated statements of income. The amount recorded represented the $32.5 million settlement payment plus our legal fees and expenses of $5.9 million, less $1.9 million that we allocated to the shares of 3CI common stock to be transferred to us upon final approval of the settlement and recorded in goodwill. We accounted for the acquisition of these shares under purchase accounting. We determined that the fair value of these shares was $1.9 million on the basis of our determination that approximately 3,161,000 shares would be transferred to us upon the court’s final approval of the settlement and that the value of each share was $0.60. A value of $0.60 per share was consistent with the trading price of 3CI common stock during the months preceding the preliminary settlement in November 2005 and is the value that was used by the court as “purchase consideration” as described in the next paragraph.

On motions by counsel for the plaintiff class, the court has preliminarily allocated the $32.5 settlement proceeds principally to (i) payment of fees of $10.8 million to counsel for the plaintiff class and reimbursement of expenses not expected to exceed $0.5 million and (ii) the distribution to class members of settlement proceeds expected to total approximately $20.0 million. Of the distribution to class members, a “purchase consideration” component, expected to be $0.60 per share, will be distributed to class members who still own their shares of 3CI stock when the preliminary settlement receives final approval, and a “damages consideration” component will be distributed to class members in proportion to the time that they held shares of 3CI stock during the class period (September 30, 1998 through February 10, 2005). The damages consideration to be distributed to class members who held their shares of 3CI stock for the entire class period is expected to be at least $6.00 per share.

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

The 3CI litigation alleged that we, a wholly-owned subsidiary of ours and the four directors of 3CI who are or were serving as our designees (and who are or were also officers or directors of ours) breached our fiduciary duties, oppressed the minority stockholders and unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiffs alleged that we wrongfully diverted 3CI’s cash and assets, manipulated and increased 3CI’s debt to our subsidiary, wrongfully increased our direct and indirect ownership of 3CI, forced 3CI to declare significant cash dividends on its preferred stock payable to our subsidiary, usurped 3CI’s corporate opportunities, misappropriated 3CI’s customers, unfairly competed with 3CI, and operated 3CI with the goal of maximizing our profitability and furthering a plan to integrate its operations with ours. The plaintiffs sought, among other relief, actual and punitive damages and an order requiring the buyout of 3CI’s minority shareholders.

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

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2005 and 2004 (in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005

Revenues	$140,578	$149,148	$153,176	$166,555
Gross profit	60,933	65,279	67,588	74,237
Licensing legal settlement	—	—	—	1,823
Income from operations	39,095	41,983	41,952	43,502
3CI legal settlement	—	—	—	36,481
Write-down of note receivable with former joint venture	—	—	—	2,495
Net income (loss)	21,815	22,982	23,383	(1,026)
*Basic earnings per common share	0.49	0.52	0.53	(0.02)
*Diluted earnings per common share	0.48	0.51	0.52	(0.02)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004

Revenues	$117,556	$123,793	$135,989	$138,890
Gross profit	53,155	55,335	59,167	60,549
Income from operations	34,691	34,606	38,214	38,144
Net income	19,124	18,867	21,128	19,059
*Basic earnings per common share	0.44	0.43	0.47	0.42
*Diluted earnings per common share	0.42	0.41	0.46	0.42

•	The fourth quarter of 2005 includes $36.5 million ($23.4 million after tax) in 3CI legal settlement expenses, $1.8 million ($1.1 million after tax) in licensing legal settlement, $2.5 million ($1.5 million after tax) in non-cash write-down of a note receivable with a former joint venture.

•	The third quarter of 2005 includes $0.9 million ($0.5 million after tax) in a non-cash write-down of impaired building and property.

•	The fourth quarter of 2004 includes $3.1 million ($1.9 million after tax) in redemption premium expense and $1.1 million ($0.7 million after tax) in non-cash accelerated amortization of financing fees. See Note 5-Long Term Debt — Senior Subordinated Notes.

•	The second quarter of 2004 includes a $1.2 million ($0.7 million after tax) non-cash write-down of idled incinerator equipment and related spare parts.

•	Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

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

Although the arbitrator’s award is a subsequent event that occurred after the end of the year, we were required to record these charges for the quarter and year ended December 31, 2005. As a result, our net income for the quarter and year ended December 31, 2005 are reduced by $1.1 million, net of tax, from the net income for the quarter and year that we announced on February 7, 2006. We have included a new line item, licensing legal settlement, under “Costs and expenses” on the consolidated statements of income and have made related changes to the other consolidated financial statements, to which these notes are an integral part.

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

(a) List of Financial Statements, Financial Statement Schedule and Exhibits

We have filed the following financial statements and financial statement schedule as part of this report:

We have filed the following exhibits with this report:

Filed with
Exhibit		Electronic
Index	Description	Submission

23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Stericycle, Inc.

By:	/s/ Frank J.M. Ten Brink
Frank J.M. ten Brink
Executive Vice President
and Chief Financial Officer

Date: August 11, 2006.