Form 10-Q
period 2006-09-30
STERICYCLE INC
filed 2006-11-08
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

    As of November 7, 2006 there were 44,379,100 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       September 30,  December 31,
                                                                           2006           2005
                                                                       ------------   -----------
                                                                       (unaudited)      (audited)
                             ASSETS
Current assets:
Cash and cash equivalents............................................ $      4,180         7,825
Short-term investments...............................................        3,621           720
Accounts receivable, less allowance for doubtful
  accounts of $4,952 in 2006 and $4,810 in 2005......................      136,414       103,703
Parts and supplies...................................................        7,255         5,263
Prepaid expenses.....................................................        9,404         6,523
Notes receivable.....................................................        2,942         3,164
Deferred tax asset...................................................       15,899        13,452
Other................................................................        3,857         3,392
                                                                       ------------   -----------
         Total current assets........................................      183,572       144,042
                                                                       ------------   -----------
Property, plant and equipment, net...................................      154,287       136,220
Other assets:
Goodwill.............................................................      780,719       685,169
Intangible assets, less accumulated amortization of
  $11,071 in 2006 and $8,965 in 2005.................................      129,272        61,641
Notes receivable.....................................................       12,596        10,672
Other................................................................        9,580         9,916
                                                                       ------------   -----------
  Total other assets.................................................      932,167       767,398
                                                                       ------------   -----------
         Total assets................................................ $  1,270,026   $ 1,047,660
                                                                       ============   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt.................................... $     29,041   $    12,044
Accounts payable.....................................................       26,926        27,872
Accrued liabilities..................................................       82,439        48,450
Deferred revenue.....................................................       12,397        10,394
                                                                       ------------   -----------
         Total current liabilities...................................      150,803        98,760
                                                                       ------------   -----------
Long-term debt, net of current portion...............................      422,526       348,841
Deferred income taxes................................................       82,308        71,549
Other liabilities....................................................        9,116         6,876
Common shareholders' equity:
Common stock (par value $.01 per share, 80,000,000
  shares authorized, 44,404,559 issued and outstanding in
  in 2006, 44,149,722 issued and outstanding in 2005)................          444           442
Additional paid-in capital...........................................      262,595       259,075
Accumulated other comprehensive income...............................        4,439           546
Retained earnings....................................................      337,795       261,571
                                                                       ------------   -----------
Total shareholders' equity...........................................      605,273       521,634
                                                                       ------------   -----------
  Total liabilities and shareholders' equity......................... $  1,270,026   $ 1,047,660
                                                                       ============   ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

                                                                        Three Months Ended         Nine Months Ended
                                                                           September 30,            September 30,
                                                                     ------------------------  ------------------------
                                                                         2006        2005          2006        2005
                                                                     ----------- ------------  ----------- ------------
Revenues........................................................    $   203,267  $   153,176  $   580,940  $   442,902

Costs and expenses:
  Cost of revenues..............................................        107,700       81,513      309,426      236,856
  Selling, general and
    administrative expenses.....................................         34,912       23,300      101,549       65,965
  Depreciation and amortization.................................          7,101        5,365       20,109       15,735
  Write-down of fixed assets....................................             --          872          300          872
  Acquisition related costs.....................................            519          174        1,814          444
                                                                     -----------  -----------  -----------  -----------
     Total costs and expenses...................................        150,232      111,224      433,198      319,872
                                                                     -----------  -----------  -----------  -----------
Income from operations..........................................         53,035       41,952      147,742      123,030
                                                                     -----------  -----------  -----------  -----------
Other income (expense):
  Interest income...............................................            490          228          997          428
  Interest expense..............................................         (7,810)      (3,251)     (20,969)      (8,848)
  Write-off of deferred financing fees..........................             --           --           --         (197)
  Write-down of investment in securities........................             --           --       (1,000)          --
  Other expense.................................................           (580)        (489)      (1,810)      (2,296)
                                                                     -----------  -----------  -----------  -----------
     Total other income (expense)...............................         (7,900)      (3,512)     (22,782)     (10,913)
                                                                     -----------  -----------  -----------  -----------
Income before income taxes......................................         45,135       38,440      124,960      112,117
Income tax expense..............................................         17,603       15,057       48,735       43,937
                                                                     -----------  -----------  -----------  -----------
Net income......................................................    $    27,532  $    23,383  $    76,225  $    68,180
                                                                     ===========  ===========  ===========  ===========

Earnings per share - Basic......................................    $      0.62  $      0.53  $      1.72  $      1.54
                                                                     ===========  ===========  ===========  ===========

Earnings per share - Diluted....................................    $      0.61  $      0.52  $      1.68  $      1.50
                                                                     ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding--Basic..............................     44,256,002   44,414,799   44,191,591   44,329,592
                                                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding--Diluted...................................     45,247,634   45,401,778   45,242,772   45,332,089
                                                                     ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                  ------------------------
                                                                     2006         2005
                                                                  ----------  ------------
OPERATING ACTIVITIES:
Net income...................................................... $   76,225  $     68,180
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense..................................      7,927            18
    Write-off deferred financing fees...........................         --           197
    Write-down of investment in securities......................      1,000            --
    Write-down of fixed assets..................................        300           872
    Deferred income taxes.......................................      7,814        11,172
    Excess tax benefit of stock options exercised...............     (7,783)        6,098
    Depreciation................................................     17,636        14,564
    Amortization................................................      2,473         1,171
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable.........................................    (18,131)      (12,249)
    Parts and supplies..........................................     (1,266)         (234)
    Prepaid expenses and other assets...........................       (457)       (7,805)
    Accounts payable............................................     (6,466)        6,614
    Accrued liabilities.........................................     34,430        (1,272)
    Deferred revenue............................................      1,015         3,595
                                                                  ----------  ------------
Net cash provided by operating activities.......................    114,717        90,921
                                                                  ----------  ------------
INVESTING ACTIVITIES:
  Payments for acquisitions and international
    investments, net of cash acquired...........................   (142,922)      (46,888)
  Purchases of short-term investments...........................     (2,901)         (191)
  Proceeds from sale of equipment...............................        601           206
  Capital expenditures..........................................    (25,556)      (20,140)
                                                                  ----------  ------------
Net cash used in investing activities...........................   (170,778)      (67,013)
                                                                  ----------  ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of note payable........................      5,953           735
  Repayment of long-term debt...................................    (13,936)       (4,515)
  Net repayments of 2001 senior credit facility.................         --      (171,353)
  Net borrowings of 2005 senior credit facility.................     69,592       182,000
  Payments of deferred financing costs..........................       (453)          (97)
  Principal payments on capital lease obligations...............       (669)         (608)
  Excess tax benefit of stock options exercised.................      7,783            --
  Purchase/cancellation of treasury stock.......................    (26,060)      (47,326)
  Proceeds from the exercise of stock options...................     13,122        11,097
                                                                  ----------  ------------
Net cash provided by (used in) financing activities.............     55,332       (30,067)
Effect of exchange rate changes on cash.........................     (2,916)        2,104
                                                                  ----------  ------------
Net decrease in cash and cash equivalents.......................     (3,645)       (4,055)
Cash and cash equivalents at beginning of period................      7,825         7,850
                                                                  ----------  ------------
Cash and cash equivalents at end of period...................... $    4,180  $      3,795
                                                                  ==========  ============

Non-cash activities:
Net issuances of common stock for certain acquisitions           $      750  $         --
Net issuances of notes payable for certain acquisitions          $   27,957  $     37,205

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2005, as filed with our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006.

NOTE 2--ACQUISITIONS

During the quarter ended September 30, 2006, we completed the acquisition of three domestic medical waste businesses, one acquisition of a pharmaceutical returns (reverse distribution) business and our Mexican subsidiary completed two acquisitions of medical waste businesses.

The three domestic medical waste treatment businesses acquired include selected assets of A Nationwide Medical Waste Management, Inc. (also known as "Nationwide Management"), which operated a medical waste business in Florida; selected assets of Central Valley Medical Disposal, Inc. (also known as "California Medical Disposal, Inc."), which operated a medical waste business in California; and selected assets of Medical Microwave, Inc., which operated a medical waste business in New Jersey. In addition we acquired selected assets of Excess Management Systems, Inc. (also known as "One Source"), which operated a pharmaceutical returns business in Florida.

Our Mexican subsidiary, Medam S.A. de C.V. acquired selected assets of Salud Y Ecologia Nuevo Milenio, S.A. de C.V., which operated a medical waste business in Mexico and acquired all of the stock of International Waste Consultants, S.A. de C.V., which operated a medical waste business in Mexico.

During the quarter ended June 30, 2006, our Canadian subsidiary, Stericycle, Inc., (a New Brunswick corporation), acquired selected assets of Mr. Shredding Waste Management LTD., which operated a medical waste business in the New Brunswick province of Canada. In addition, our Mexican subsidiary, Medam S.A. de C.V. acquired selected assets of Biocen, S.A. de C.V., which operated a medical waste business in Mexico.

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

The aggregate net purchase price of all our acquisitions during the nine months ended September 30, 2006 was approximately $171.7 million, of which $142.9 million was paid in cash, $28.0 million was paid by the issuance of notes and the assumption of debt and $0.8 million was paid by the issuance of shares of our common stock. The various purchase prices have been allocated to goodwill and intangible assets and are preliminary pending completion of asset valuations. For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of the acquisition. These acquisitions resulted in the recognition of goodwill in our financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to us.

NOTE 3--STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share- Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and its related implementation guidance. No stock based compensation expense was recognized in 2005 for stock options issued in connection under our stock option plans and through our employee stock purchase plan ("ESPP") under the "intrinsic value" rules in APB No. 25. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

Stock Options

Options granted to officers and employees generally vest over five years. During 2005 and 2006, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. During 2004, options granted to officers and employees generally vested at the rate of 20% of the option shares on the first anniversary of the option grant date and then at the rate of 1/60 of the option shares for each of the next 48 months. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the first nine months of 2006 is summarized as follows:

                                                             Weighted average   Weighted average
                                                Number of     exercise price       remaining          Aggregate
                                                 options         per share      contractual life   intrinsic value
                                               ----------    ---------------    ---------------    ---------------
                                                                                   (in years)
Outstanding at December 31, 2005.............  3,592,849   $          33.23
Granted......................................    807,899              60.14
Exercised....................................   (675,400)             19.68
Cancelled or expired.........................   (174,143)             47.79
                                               ----------    ---------------
Outstanding at September 30, 2006............  3,551,205   $          41.22                7.2   $    101,450,504
                                               ==========    ===============

Exercisable at September 30, 2006............  1,651,246   $          30.17                5.8   $     65,416,543

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the nine months ended September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on September 30, 2006. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the nine months ended September 30, 2006 was $30.7 million.

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. The expected term of options granted is based on historical experience. Expected volatility is based upon historical experience. The expected dividend yield is zero. The risk-free interest rate is based on the average of the U.S. Treasury three and five-year yield rates. Assumptions used in the Black-Scholes model are presented below:

                                         Three Months Ended    Three Months Ended      Three Months Ended
                                         September 30, 2006       June 30, 2006          March 31, 2006
                                        -------------------    ------------------     ------------------

Stock options granted                             24,890              105,703               677,306
Average fair value grant per s         $           18.33    $           17.13     $           17.58
Expected volatility (in years)                       4.5                  4.3                   4.4
Expected volatility                                28.33%               28.15%                29.08%
Expected dividend yield                             0.00%                0.00%                 0.00%
Risk free interest rate                             4.67%                5.08%                 4.83%

Stock Based Compensation Expense

As a result of adopting SFAS No. 123R, total pre-tax stock based compensation expense in the condensed consolidated statements of income for the three and nine months ended September 30, 2006 was $2.7 million and $7.9 million, respectively. Net income for the three and nine months ended September 30, 2006 was negatively impacted by $1.6 million and $4.8 million respectively, because we were no longer accounting for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended September 30, 2006 of $0.62 and $0.61, respectively, were negatively impacted by $0.04 each due to the adoption of SFAS No. 123R. For the nine months ended September 30, 2006 basic and diluted earnings per share of $1.72 and $1.68, respectively, were negatively impacted by $0.12 each due to the adoption of SFAS No. 123R. The pre- tax stock based compensation consisted of the following:

                                                                           Three Months Ended       Nine Months Ended
Stock-based compensation expense by caption:                               September 30, 2006      September 30, 2006
----------------------------------------------------------------------     ------------------      ------------------
                                                                                          (in thousands)
Cost of revenues - stock option plan..................................    $               196      $               591
Selling, general and administrative  - stock option plan..............                  2,382                    7,113
Selling, general and administrative  - employee stock purchase plan...                     75                      223
                                                                           ------------------       ------------------
Total                                                                     $             2,653      $             7,927
                                                                           ==================       ==================

As of September 30, 2006, there was $20.1 million of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.88 years.

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

Prior to the adoption of SFAS No. 123R, we accounted for our stock plans using the intrinsic value method in accordance with APB No. 25 and applied the disclosure-only provisions of SFAS No. 123. Accordingly, no stock based compensation expense had been recognized in the condensed consolidated statements of income. The pro forma disclosures permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. In 2005, in anticipation of the adoption of SFAS No. 123R on January 1, 2006, we reviewed the values of the variables used to determine the fair value of our stock options granted in 2003, 2004 and 2005. We determined that the values of the expected volatility, weighted average expected life of the option and risk-free interest rate variables should be modified slightly in order to provide a better estimate of the fair value of the employee stock options. The modifications resulted in an immaterial reduction in the pro forma stock option expense originally reported for the three and nine months of 2005. The following revised assumptions were used in 2005, 2004 and 2003: expected volatility of 32% in 2005, 42% in 2004 and 49% in 2003; risk-free interest rates of 4.05% in 2005, 3.43% in 2004, and 2.97% in 2003; a dividend yield of 0%; and a weighted-average expected life of the option of 52 months in 2005, 56 months in 2004 and 56 months in 2003.

The following table presents pro forma income and income per share data as if a fair value based method had been used to account for stock based compensation:

                                                      Three Months Ended     Nine Months Ended
                                                      September 30, 2005    September 30, 2005
                                                       (in thousands, except per share data )
                                                      ------------------   --------------------
Stock options expense included in net income         $                0   $                 11
                                                      ------------------   --------------------

As reported net income............................   $           23,383   $             68,180
Pro forma impact of stock options and ESPP,
net of tax .......................................                1,485                  4,519
                                                      ------------------   --------------------
Pro forma net income..............................   $           21,898   $             63,661
                                                      ==================   ====================
Earnings per share
     Basic-as reported............................   $             0.53   $               1.54
                                                      ==================   ====================
     Basic-pro forma..............................   $             0.49   $               1.44
                                                      ==================   ====================
     Diluted-as reported..........................   $             0.52   $               1.50
                                                      ==================   ====================
     Diluted-pro forma............................   $             0.49   $               1.42
                                                      ==================   ====================

NOTE 4--COMMON STOCK.

During the quarter ended September 30, 2006, options to purchase 331,764 shares of common stock were exercised at prices ranging from $4.00 - $62.31 per share. During the quarter, we repurchased on the open market and subsequently cancelled 174,858 shares of common stock. The weighted average repurchase price was $62.73 per share.

During the quarter ended June 30, 2006, options to purchase 61,556 shares of common stock were exercised at prices ranging from $6.38 - $50.14 per share. During the quarter, we repurchased on the open market and subsequently cancelled 62,600 shares of common stock. The weighted average repurchase price was $62.61 per share.

During the quarter ended March 31, 2006, options to purchase 282,080 shares of common stock were exercised at prices ranging from $4.00 - $62.31 per share. During the quarter, we repurchased on the open market and subsequently cancelled 193,100 shares of common stock. The weighted average repurchase price was $57.99 per share.

NOTE 5--NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                         ------------------------  ------------------------
                                                            2006         2005         2006         2005
                                                         -----------  ----------- ------------  -----------
Numerator:
   Numerator for basic earnings per share
   Net Income.......................................... $    27,532  $    23,383  $    76,225  $    68,180
                                                         -----------  -----------  -----------  -----------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares............................  44,256,002   44,414,799   44,191,591   44,329,592

  Effect of dilutive securities:
    Employee stock options.............................     991,348      986,812    1,050,918    1,002,425
    Warrants...........................................         284          167          263           72
                                                         -----------  -----------  -----------  -----------
  Dilutive potential shares............................     991,632      986,979    1,051,181    1,002,497
                                                         -----------  -----------  -----------  -----------
  Denominator for diluted earnings
  per share-adjusted weighted
  average shares and after assumed
  conversions..........................................  45,247,634   45,401,778   45,242,772   45,332,089
                                                         ===========  ===========  ===========  ===========

Earnings per share - Basic............................. $      0.62  $      0.53  $      1.72  $      1.54
                                                         ===========  ===========  ===========  ===========

Earnings per share - Diluted........................... $      0.61  $      0.52  $      1.68  $      1.50
                                                         ===========  ===========  ===========  ===========

NOTE 6--COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income (in thousands):

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006        2005
                                                    ---------   ---------  ---------   ---------

Net Income........................................ $  27,532   $  23,383  $  76,225   $  68,180

Other comprehensive income (loss):
     Currency translation adjustments.............     1,174         640      3,762      (1,444)
     Net gain on derivative instruments...........       226           0        131           0
                                                    ---------   ---------  ---------   ---------
         Other comprehensive income (loss)........     1,400         640      3,893      (1,444)
                                                    ---------   ---------  ---------   ---------
Total comprehensive income........................ $  28,932   $  24,023  $  80,118   $  66,736
                                                    =========   =========  =========   =========

NOTE 7--GUARANTEE

We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd. ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $5.3 million with the Azoroa Bank that expires in June 2009.

NOTE 8--GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, net of amortization, for the nine months ended September 30, 2006 were as follows (in thousands):

                                                      United       Foreign
                                                      States      Countries       Total
                                                    ----------   -----------   -----------
Balance as of January 1, 2006 .................... $  621,496   $    63,673   $   685,169
Change due to currency fluctuation ...............          0         7,273         7,273
Allocated to intangibles .........................    (21,062)      (45,986)      (67,048)
Changes in Goodwill for
    2005 acquistions .............................      2,310          (765)        1,545
Goodwill on 2006 acquisitions  ...................     16,087       137,693       153,780
                                                    ----------   -----------   -----------
Balance as of September 30, 2006 ................. $  618,831   $   161,888   $   780,719
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

In June 2006, the United Kingdom Office of Fair Trading ("OFT") referred to the United Kingdom Competition Commission (the "Competition Commission") the acquisition by our subsidiary, Stericycle International, LLC, in February 2006 of all of the stock of The Sterile Technologies Group Limited ("STG"), an Irish company providing medical waste management services in Ireland and the United Kingdom. Under the terms of the OFT's referral, the Competition Commission is to decide whether, as a result of the STG acquisition, there has been or is expected to be a substantial lessening of competition in one or more markets in the United Kingdom for healthcare risk waste services, and if so, what remedial or other actions, if any, should be taken or recommended by the Competition Commission.

On October 19, 2006, the Competition Commission issued provisional findings that the STG acquisition has resulted, or may be expected to result, in a substantial lessening of competition in the market for healthcare risk waste services requiring incineration in five geographical areas of England and Wales. The Competition Commission also issued a notice of possible remedies, including (i) a complete divestiture of STG's operations in England and Wales, or (ii) a complete divestiture of STG's incinerators in England and Wales or (iii) a divestiture of STG's incinerators serving customers in the affected geographical areas. We disagree with the Competition Commission's provisional findings and the appropriateness of its possible remedies. We have until November 10, 2006 to provide the Competition Commission with our reasons why its provisional findings should not become final and our views of its possible remedies. The Competition Commission's final report is due no later than December 12, 2006.

NOTE 10--NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements ("SFAS No. 157")." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial condition.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155")." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of September 30, 2006, we did not have any hybrid financial instruments subject to fair value election under SFAS No. 155. We are required to adopt SFAS No. 155 effective at the beginning of 2007.

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

Detailed information for our United States reporting segment is as follows

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                --------------------    --------------------
                                                   2006      2005          2006      2005
                                                ---------  ---------    ---------  ---------
                                                   (in thousands)          (in thousands)
Medical waste management services............ $  140,525  $ 125,530   $  413,430  $ 365,477
Pharmaceutical return services...............     15,854      1,452       42,925      2,885
                                                ---------  ---------    ---------  ---------
Total revenue................................    156,379    126,982      456,355    368,362
                                                ---------  ---------    ---------  ---------
Net interest expense.........................      6,273      2,738       17,380      7,394
Income before income taxes...................     38,259     35,591      108,044    105,802
Income taxes.................................     16,452     14,003       45,600     41,564
                                                ---------  ---------    ---------  ---------
Net income................................... $   21,807  $  21,588   $   62,444  $  64,238
                                                =========  =========    =========  =========
Depreciation and amortization................ $    5,580  $   3,908   $   14,986  $  11,686

Detailed information for our Foreign Countries reporting segment is as follows:

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                --------------------    --------------------
                                                   2006      2005          2006      2005
                                                --------------------    --------------------
                                                     (in thousands)          (in thousands)
Medical waste management services............ $   46,728  $  25,687   $  124,146  $  73,867
Proprietary equipment and technology
    license sales............................        160        507          439        673
                                                ---------  ---------    ---------  ---------
Total revenue................................     46,888     26,194      124,585     74,540
                                                ---------  ---------    ---------  ---------
Net interest expense.........................      1,047        285        2,592      1,026
Income before income taxes...................      6,876      2,849       16,916      6,315
Income taxes.................................      1,151      1,054        3,135      2,373
                                                ---------  ---------    ---------  ---------
Net income................................... $    5,725  $   1,795   $   13,781  $   3,942
                                                =========  =========    =========  =========
Depreciation and amortization................ $    1,521  $   1,457   $    5,123  $   4,049

NOTE 12-SENIOR CREDIT FACILITY

On July 31, 2006, we and certain of our subsidiaries entered into a new credit agreement with Bank of America, N.A.,and other lenders party to the Credit Agreement. The new credit agreement is in effect an amendment of our prior senior unsecured credit facility.

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

The new credit agreement reduces our costs of borrowing by reducing the applicable margin that is added to the relevant interest rate that we are charged. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a "base rate" (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. Under the new credit agreement, the applicable margin is based on (i) our consolidated leverage ratio, or, if our long-term non-credit enhanced debt has been rated by Standard & Poors, (ii) our S&P debt rating, whichever margin is more favorable to us. As of September 30, 2006, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.875% on LIBOR loans.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The following summarizes (in thousands, except per share data) the Company's operations:

                                                             Three Months Ended September 30,
                                                         ---------------------------------------
                                                                2006                 2005
                                                         ------------------   ------------------
                                                            $         %          $         %
                                                         --------  --------   --------  --------
Revenues............................................... $203,267     100.0   $153,176     100.0
Cost of revenues.......................................  107,700      53.0     81,513      53.2
Depreciation...........................................    5,044       2.5      4,075       2.7
                                                         --------  --------   --------  --------
Total cost of revenues.................................  112,744      55.5     85,588      55.9
                                                         --------  --------   --------  --------
Gross profit...........................................   90,523      44.5     67,588      44.1
Selling, general and
  administrative expenses..............................   34,912      17.2     23,300      15.2
Depreciation...........................................      879       0.4        791       0.5
Amortization...........................................    1,178       0.6        499       0.3
Acquisition related expenses...........................      519       0.3        174       0.1
                                                         --------  --------   --------  --------
Total selling, general and administrative expenses.....   37,488      18.4     24,764      16.2
                                                         --------  --------   --------  --------
Write-down of fixed assets.............................        0       0.0        872       0.6
                                                         --------  --------   --------  --------
Income from operations.................................   53,035      26.1     41,952      27.4
                                                         --------  --------   --------  --------
Net income.............................................   27,532      13.5     23,383      15.3
Earnings per share-diluted............................. $   0.61             $   0.52

Revenues. Revenues increased $50.1 million or 32.7%, to $203.3 million during the quarter ended September 30, 2006 from $153.2 million during the comparable quarter in 2005 as a result of acquisitions completed during both 2005 and 2006, and our continued strategy of focusing on sales to higher-margin small quantity customers. During the quarter ended September 30, 2006, acquisitions less than one year old contributed approximately $30.0 million in revenue. For the quarter, our base internal revenue growth for small quantity customers increased approximately 12% and revenues from large quantity customers increased by approximately 9% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues. Cost of revenues increased by $27.2 million to $112.7 million during the quarter ended September 30, 2006 from $85.6 million during the comparable quarter in 2005. This increase is primarily related to our increased revenues during 2006 compared to 2005. Our gross margin percentage increased to 44.5% during the quarter from 44.1% during the comparable quarter in 2005 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs to improve the margins on our large and small quantity business. In cost of revenues, there was $0.2 million in stock compensation expense that negatively impacted the gross margin percentage by 0.1% in the quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $37.5 million for the quarter ended September 30, 2006 from $24.8 million for the comparable quarter in 2005. The increase was primarily due to incremental overhead expenses as a result of our Pharmaceutical Services acquisitions in 2005 and the acquisition of Sterile Technologies Group Limited in 2006 and effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payments ("SFAS No. 123R") using the modified prospective method, which resulted in a change in our method of recognizing share-based compensation expense, which increased selling, general and administrative expenses by $2.5 million.

Amortization expense increased to $1.2 million during the quarter from $0.5 million in the same quarter in 2005. This increase was the result of amortization expense related to intangible assets associated with acquisitions completed in 2005 and 2006. Acquisition related expenses increased to $0.5 million in 2006 as compared to $0.2 million in 2005. Selling, general and administrative expenses as a percent of revenues increased to 18.4% during the quarter from 16.2% during the comparable quarter in 2005. Of the 2.2% increase in selling, general and administrative expenses in comparison to the same quarter in 2005, approximately 1.2% was the result of stock compensation expense being recorded in 2006.

Income from operations. Income from operations increased to $53.0 million for the quarter ended September 30, 2006 from $42.0 million for the comparable quarter in 2005. The increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses during the quarter.

Net interest expense. Net interest expense increased to $7.3 million during the quarter ended September 30, 2006 from $3.0 million during the comparable quarter in 2005 due primarily to increased debt levels related to acquisitions as well as higher interest rates on our senior unsecured revolving credit facility.

Income tax expense. Income tax expense increased to $17.6 million for the quarter ended September 30, 2006 from $15.1 million for the comparable quarter in 2005. The increase was due to higher taxable income. The effective tax rates for the quarters ended September 30, 2006 and 2005 were 39.0% and 39.2%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

The following summarizes (in thousands, except per share data) the Company's operations:

                                                             Nine Months Ended September 30,
                                                         --------------------------------------
                                                                2006                 2005
                                                         ------------------  ------------------
                                                            $         %         $         %
                                                         --------  --------  --------  --------
Revenues............................................... $580,940     100.0  $442,902     100.0
Cost of revenues.......................................  309,426      53.3   236,856      53.5
Depreciation...........................................   14,677       2.5    12,246       2.8
                                                         --------  --------  --------  --------
Total cost of revenues.................................  324,103      55.8   249,102      56.2
                                                         --------  --------  --------  --------
Gross profit...........................................  256,837      44.2   193,800      43.8
Selling, general and
  administrative expenses..............................  101,549      17.5    65,965      14.9
Depreciation...........................................    2,959       0.5     2,318       0.5
Amortization...........................................    2,473       0.4     1,171       0.3
Acquisition related costs..............................    1,814       0.3       444       0.1
                                                         --------  --------  --------  --------
Total selling, general and administrative expenses.....  108,795      18.7    69,898      15.8
                                                         --------  --------  --------  --------
Write-down of fixed assets.............................      300       0.1       872       0.2
                                                         --------  --------  --------  --------
Income from operations.................................  147,742      25.4   123,030      27.8
                                                         --------  --------  --------  --------
Write-down of security investment......................    1,000       0.2         0       0.0
Net income.............................................   76,225      13.1    68,180      15.4
Earnings per share-diluted............................. $   1.68            $   1.50

Revenues. Revenues increased $138.0 million or 31.2%, to $580.9 million during the nine months ended September 30, 2006 from $442.9 million during the comparable period in 2005 as a result of acquisitions completed during both 2005 and 2006, and our continued strategy of focusing on sales to higher-margin small quantity customers. During the nine months ended September 30, 2006, acquisitions less than one year old contributed approximately $87.6 million to our increase in revenues from 2005. For the nine months ended September 30, 2006, our base internal revenue growth for small quantity customers increased approximately 11% and revenues from large quantity customers increased by approximately 9% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the period.

Cost of revenues. Cost of revenues increased by $75.0 million to $324.1 million during the nine months ended September 30, 2006 from $249.1 million during the comparable period in 2005. This increase is primarily related to our increased revenues during 2006 compared to 2005. Our gross margin percentage increased to 44.2% during the period from 43.8% during the same period in 2005 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs to improve the margins on our large and small quantity business. In cost of revenues, there was $0.6 million in stock compensation expense that negatively impacted the gross margin percentage by 0.1% in the period.

Selling, general and administrative expenses. Selling, general and administrative expenses, including acquisition related costs, increased to $108.8 million for the nine months ended September 30, 2006 from $69.9 million for the comparable period in 2005. The increase was primarily due to incremental overhead expenses as a result of our Pharmaceutical Services acquisitions in 2005 and the acquisition of Sterile Technologies Group Limited in 2006. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payments ("SFAS No. 123R") using the modified prospective method, which resulted in a change in our method of recognizing share-based compensation expense, which increased selling, general and administrative expenses by $7.3 million.

Amortization expense increased to $2.5 million during the nine months ended September 30, 2006 from $1.2 million in the same period in 2005. This increase was the result of amortization expense related to intangible assets associated with acquisitions completed in 2005 and 2006. Acquisition related expenses increased to $1.8 million in 2006 as compared to $0.4 million in 2005 due to acquisitions that occurred in late 2005 and in 2006. Selling, general and administrative expenses as a percent of revenues increased to 18.7% from 15.8% during the comparable period in 2005. Of the 2.9% increase in selling, general and administrative expenses, approximately 1.2% was the result of stock compensation expense being recorded in 2006.

Write-down of fixed assets. During the nine months ended September 30, 2006 we had a $0.3 million non-cash write-down of equipment compared to $0.9 million in the comparable period in 2005.

Income from operations. Income from operations increased to $147.7 million for the nine months ended September 30, 2006 from $123.0 million for the comparable period in 2005. The increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses during the period. During the nine months ended September 30, 2006 we had a $0.3 million non-cash write-down of equipment. Income from operations as a percentage of revenue decreased to 25.4% during the period from 27.8% during the same period in 2005.

Write-down of investment. During the nine months ended September 30, 2006 we had a $1.0 million non-cash write-down of an investment in securities.

Net interest expense. Net interest expense increased to $20.0 million during the nine months ended September 30, 2006 from $8.4 million during the comparable period in 2005 due primarily to increased debt levels related to acquisitions as well as higher interest rates on our senior unsecured revolving credit facility.

Income tax expense. Income tax expense increased to $48.7 million for the nine months ended September 30, 2006 from $43.9 million for the comparable period in 2005. The increase was due to higher taxable income. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 39.0% and 39.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2006, we amended and restated our $550.0 million senior unsecured revolving credit facility maturing in June 2010. The amended credit facility was increased to $650.0 million and matures on July 31, 2011. At September 30, 2006, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.875% on LIBOR loans. Our credit facility requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At September 30, 2006, we were in compliance with all of our financial debt covenants. As of September 30, 2006, we had $360.0 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $7.0 million. In addition, we had $60.6 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 6.15% per annum. At September 30, 2006, we had $90.8 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2003 through 2006 and foreign subsidiary bank debt.

Working Capital. At September 30, 2006, our working capital decreased $12.5 million to $32.8 compared to working capital of $45.3 million at December 31, 2005. This decrease was primarily the result of higher accrued liabilities and current portion of long-term debt partially offset by higher accounts receivable balances.

Net Cash Provided or Used. Net cash provided by operating activities was $114.7 million during the nine months ended September 30, 2006 compared to $90.9 million for the comparable period in 2005. This increase was primarily due to higher net income adjusted for stock compensation expense and depreciation, plus an increase in accrued liabilities partially offset by increases in accounts receivable and accounts payable. As a result of adopting SFAS No. 123R effective January 1, 2006, we recorded $7.9 million in stock compensation expense for employee stock options and employee stock purchase program for the nine months ended September 30, 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. As a result, $7.8 million in tax benefits on stock options exercised was reported as cash provided by financing activities for the nine months ended September 30, 2006 compared to $6.1 million reported as cash provided by operating activities for the nine months ended September 30, 2005.

Net cash used in investing activities for the nine months ended September 30, 2006 was $170.8 million compared to $67.0 million for the comparable period in 2005. This increase is primarily attributable to an increase in payments for acquisitions, purchases of short-term investments and higher capital expenditures. Cash investments in acquisitions and international joint ventures for the nine months ended September 30, 2006 were $142.9 million versus $46.9 million in the comparable period in 2005 primarily as a result of the Sterile Technologies Group Limited acquisition. Capital expenditures were $25.6 million for the period compared to $20.1 million during the same period in 2005.

At September 30, 2006 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies such as our proprietary patented ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash provided by financing activities was $55.3 million during the nine months ended September 30, 2006 compared to net cash used of $30.1 million for the comparable period in 2005. This is primarily the result of higher issuances of notes payable and borrowings under our senior unsecured credit facility to fund acquisitions along with a reduction in the purchase of treasury stock during the nine months ended September 30, 2006. Net cash provided by financing activities included $7.8 million in tax benefits on stock options exercised due to the new reporting requirements under SFAS No. 123R in classifying tax benefits on stock options exercised as cash provided by financing activities versus prior presentation as cash provided by operating activities. In addition, we repurchased and subsequently cancelled 430,558 shares of common stock for $26.1 million in cash in the nine months ended September 30, 2006 compared to 1,012,800 shares for $47.3 million in cash during the comparable period last year.

Guarantees: We have guaranteed a loan to the Azoroa Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd ("Shiraishi"). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $5.3 million with the Azoroa Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates on our senior unsecured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.0 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the US dollar (USD) and UK pound sterling (GBP) related to an 11 million GBP inter-company loan with Stericycle International, Ltd., the parent company of White Rose Environmental. In October 2005, we elected cash flow hedge accounting treatment on our remaining forward contracts. Both the inter-company loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to other comprehensive income.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part 1).

ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the nine months ended September 30, 2006 of shares of our common stock.

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
                                                                       Number of Shares         Units) that
                                                          Average          (or Units)           May Yet Be
                                          Total            Price       Purchased as Part         Purchased
                                     Number of Shares    Paid per         of Publicly            Under the
                                       (or Units)          Share        Announced Plans          Plans or
Period                                  Purchased        (or Unit)        or Programs            Programs
------------------------------------------------------------------------------------------------------------
January 1 - January 31, 2006                181,800         57.99                181,800          1,914,700
February 1 - February 28, 2006               11,300         58.01                 11,300          1,903,400
March 1 - March 31, 2006                          0          0.00                      0          1,903,400
April 1 - April 30, 2006                          0          0.00                      0          1,903,400
May 1 - May 31, 2006                          2,000         59.45                  2,000          1,901,400
June 1 - June 30, 2006                       60,600         62.71                 60,600          1,840,800
July 1 - July 31, 2006                      164,945         62.45                164,945          1,675,855
August 1 - August 31, 2006                        0          0.00                      0          1,675,855
September 1 - September 30, 2006              9,913         67.50                  9,913          1,665,942

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

Dated: November 8, 2006.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)