Form 10-K
period 2006-12-31
STERICYCLE INC
filed 2007-03-01
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.01 par value

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was: $2,771,381,279.

On February 22, 2007, there were 44,316,672 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 16, 2007.

Stericycle, Inc.

2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Overview

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Canada, Mexico, the United Kingdom, Ireland and Argentina.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our institutional regulated waste management services

•	our Bio Systems® sharps management services to reduce the risk of needle sticks

•	a variety of products and services for infection control

•	our regulated returns management services for expired or recalled healthcare products

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer:

•	our regulated waste management services

•	our Steri-Safe® Occupational Safety and Health Act and Health Insurance Portability and Accountability Act (HIPAA) compliance programs

•	a variety of products and services for infection control

•	our regulated returns management services for expired or recalled healthcare products

We operate integrated national regulated waste management networks in the United States, Canada, Mexico, Argentina, the United Kingdom and Ireland. Our national networks include a total of 76 processing or combined processing and collection sites and 104 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary electro-thermal-deactivation system (ETD), chemical treatment and incineration.

We serve approximately 351,700 customers worldwide, of which approximately 8,600 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and approximately 343,100 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities and retail pharmacies.

We benefit from significant customer diversification. No one customer accounts for more than 2% of our total revenues, and our top 10 customers account for approximately 9% of total revenues.

Industry Overview

Governmental legislation and regulation increasingly requires the proper handling and disposal of regulated waste. Regulated medical waste is generally any medical waste that can cause an infectious disease, and includes: single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products. Regulated pharmaceutical waste consists of expired or recalled pharmaceuticals.

We believe that the United States market for regulated waste and compliance services of the type that we provide is approximately $3.5 billion and that the market is in excess of $10.0 billion worldwide. Industry growth is driven by a number of factors. These factors include:

•

Aging of U.S. Population. The average age of the U.S. population is rising. As people age, they typically require more medical attention and a wider variety of tests, procedures and medications, leading to an increase in the quantity of regulated waste generated.

•

Pressure To Reduce Healthcare Costs. The healthcare industry is under pressure to reduce costs. We believe that our services can help healthcare providers to reduce their handling and compliance costs and to reduce their potential liability for employee exposure to blood-borne pathogens and other infectious agents.

•

Environmental and Safety Regulation. We believe that many businesses that are not currently using third party regulated waste services are unaware either of the need for proper training of employees or of the requirements of the Occupational Safety and Health Administration (OSHA) regarding the handling of regulated waste. These businesses include manufacturing facilities, schools, restaurants, hotels and other businesses where employees may come into contact with blood-borne pathogens. Similarly, the proper handling of expired or recalled pharmaceuticals requires an expertise that many retail pharmacies lack or find inefficient to provide.

•

Shift to Off-Site Treatment. We believe that patient care is continuing to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives, with a resulting increase in the number of regulated waste generators that cannot treat their own regulated waste.

•

Control of Drug Diversion. The U.S. Drug Enforcement Administration (DEA) has recently emphasized improved control of the handling and shipment of controlled substances to prevent diversion and counterfeiting, thus increasing the utility to pharmaceutical manufacturers and distributors of a returns service for expired or recalled pharmaceuticals.

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

•

Broad Range of Services. We offer our customers a broad range of services to help them develop systems and processes to manage their regulated waste safely and efficiently. For example, we have developed programs to help our customers ensure and maintain compliance with OSHA and HIPAA regulations.

•	Established National Network. We believe that a network like ours would be very expensive and time-consuming for a competitor to develop.

•

Diverse Customer Base and Revenue Stability. We have a very diverse customer base in all the markets in which we operate. We are also generally protected from the cost of regulatory changes and increases in fuel, insurance and other operating costs because our regulated waste contracts typically allow us to adjust our prices to reflect these cost increases.

•

Strong Sales Network and Proprietary Database. We use both telemarketing and direct sales efforts to obtain new regulated waste customers. In addition, we have a large database of potential new small-quantity customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

•

Experienced Senior Management Team. We have experienced leadership. Our six most senior executives collectively have over 150 years of management experience in the health care, consumer and waste management industries.

•	Ability To Integrate Acquisitions. We have completed 116 acquisitions since 1993 and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Business Strategy

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•

Expand Range of Services and Products. We believe that we continue to have opportunities to expand our business by increasing the range of products and services that we offer our existing regulated waste customers. For example, through our Steri-Safe® program, we now offer OSHA compliance services to small-quantity customers, and an acquisition in 2003 enabled us to market the Bio Systems® sharps management program to large-quantity customers in new geographic areas. We have expanded our regulated waste services to pharmaceutical companies and other large-quantity generators through a series of acquisitions in 2005 and 2006 of five businesses engaged in regulated returns management services.

•

Improve Margins. We intend to continue working to improve our margins by increasing our base of small-quantity customers and focusing on service strategies that more efficiently meet the needs of our large-quantity customers. We have succeeded in raising the percentage of our revenues from small-quantity customers from 33% of domestic revenues in the fourth quarter of 1996 to 62% in the fourth quarter of 2006.

•

Seek Complementary Acquisitions. We intend to continue to seek opportunities to acquire businesses that expand our national networks in the United States and internationally and increase our customer base. We believe that selective acquisitions can enable us to improve our operating efficiencies through increased utilization of our service infrastructure.

Acquisitions

We have substantial experience in evaluating potential acquisitions and determining whether a particular waste business can be integrated into our operations with minimal disruption. Once a business is acquired, we implement programs and procedures to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiency and overall profitability.

We completed 116 acquisitions from 1993 through 2006, with 89 in the United States and 27 internationally.

During 2006, we completed 16 acquisitions, with seven in the United States, one in Canada, six in Mexico, one in Ireland, and one in Argentina.

Services and Operations

Collection and Transportation. In many respects, our regulated waste business is one of logistics. Efficiency of collection and transportation of regulated waste is a critical element of our operations because it represents the largest component of our operating costs.

For regulated waste, we supply specially designed reusable leak-and puncture-resistant plastic containers to most of our large-quantity customers and many of our larger small-quantity customers. To assure regulatory compliance, we will not accept regulated waste from customers unless it is properly packaged in containers that we have either supplied or approved.

We collect containers or corrugated boxes of regulated waste from our customers at intervals depending upon customer requirements, contract terms and volume of waste generated. The waste is then transported directly to one of our processing facilities or to one of our transfer stations where it is combined with other regulated waste and transported to a processing facility.

Transfer stations allow us to temporarily hold small loads of waste until they can be consolidated into full truckloads and transported to a processing facility. Our use of transfer stations in a “hub and spoke” configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve and thereby increasing utilization of the facility by increasing the volume of waste that it processes.

We collect some expired or recalled pharmaceuticals from pharmacy shelves but more typically, pharmacies ship them directly to our processing facilities.

Processing and Disposal. Upon arrival at a processing facility, containers or boxes of regulated waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer and the appropriate regulatory authorities are informed.

The regulated waste is then processed using one of our various treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill operated by an unaffiliated third party. We do not own any landfills. After plastic containers such as our Steri-Tub® or Bio Systems® containers have been emptied, they are washed, sanitized and returned to customers for re-use.

Upon receipt at a processing facility, expired or recalled pharmaceuticals are counted and logged, and controlled substances are stored securely. In accordance with the manufacturer’s instructions, expired or recalled pharmaceuticals are then returned to the manufacturer or destroyed in compliance with applicable regulations.

Documentation. We provide complete documentation to our customers for all regulated waste that we collect in accordance with applicable regulations and customer requirements.

Marketing and Sales

Marketing Strategy. We use both telemarketing and direct sales efforts to obtain new customers. In addition, our drivers may also participate in our regulated waste marketing efforts by actively soliciting small-quantity customers they service.

Small-Quantity Customers. We target small-quantity customers as a growth area of our regulated waste business. We believe that small-quantity regulated waste customers view the potential risks of failing to comply with applicable state and federal regulated waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small-quantity customers relative to our large-quantity customers. We believe that the same potential exists in processing returns of expired pharmaceuticals for smaller retail pharmacies.

Steri-Safe®. Our Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA blood-borne regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. Approximately 105,000 small-quantity customers are enrolled in this program. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

Mail-Back Program. We also operate a “mail-back” program by which we can reach small-quantity regulated waste customers located in outlying areas that would be inefficient to serve using our regular route structure. Mail-back programs are also used in home care patient settings.

Large-Quantity Customers. Our marketing efforts to large-quantity customers are conducted by account executives that are also able to provide consulting services to assist our large-quantity customers in training their employees on safety issues and implementing programs to improve waste segregation.

Our Bio Systems® sharps management offering can enhance our revenue and margins per large-quantity account. The Bio Systems® service can help our large-quantity customers eliminate plastic and cardboard from their waste stream while providing a safe and cost-effective way for them to deal with the disposal of their sharp objects (such as needles, syringes, etc.).

We offer hospital pharmacies an onsite collection service to assist them in accounting for and segregating expired or recalled pharmaceuticals.

National Accounts. As a result of our extensive geographic coverage, we are capable of servicing national account customers (i.e., customers requiring regulated waste services at various geographically dispersed locations).

Contracts. We have multi-year contracts with a large majority of our customers. We negotiate individual contracts with each large-quantity and small-quantity customer. Although we have a standard form of contract, particularly for small-quantity customers, terms may vary depending upon the customer’s service requirements and the volume of regulated waste generated and, in some jurisdictions, statutory and regulatory requirements. Substantially all of our contracts with small-quantity customers contain automatic renewal provisions.

International

We conduct regulated waste operations in Canada, Mexico, Argentina, the United Kingdom and Ireland as well as the United States. We began our operations in Canada and Mexico in 1998, in Argentina in 1999, in the United Kingdom in 2004 and in Ireland in 2006.

Processing Technologies

We currently use both non-incineration technologies (autoclaving, chemical treatment and our proprietary ETD technology) and incineration technologies for treating regulated waste.

Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated waste. From our beginning we have championed the use of non-incineration treatment technologies such as our ETD process. While we recognize that some state regulations currently in force mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation. Working in cooperation with our customers, we have made tremendous strides in moving away from incineration and towards alternate treatment technologies. At the end of 2006, incineration constituted less than 8% of our treatment capacity in the United States, Canada and Mexico.

Autoclaving. Autoclaving treats regulated waste with steam at high temperature and pressure to kill pathogens. Autoclaving alone does not change the appearance of waste, and some landfill operators may not accept recognizable regulated waste, but autoclaving may be combined with a shredding or grinding process to render the regulated waste unrecognizable.

ETD. Our ETD treatment process includes a system for grinding regulated waste. After grinding, ETD uses an oscillating field of low-frequency radio waves to heat regulated waste to temperatures that destroy pathogens such as viruses, bacteria, fungi and yeast without melting the plastic content of the waste. ETD does not produce regulated air or water emissions.

Incineration. Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste or residues from chemotherapy procedures. Air emissions from incinerators can contain certain byproducts that are subject to federal, state and, in some cases, local regulation. In some circumstances, the ash byproduct of incineration may be regulated.

Chem-Clav. Chemclaving treats regulated waste using high heat, pressure, and a steam auger to kill pathogens. The waste is treated in a sealed container while the auger shreds the waste, making it unrecognizable while exposing more surface area of the waste to the steam. After shredding and treatment, the waste residue is sterile and safe for landfill.

Competition

The regulated waste industry is highly competitive, and barriers to entry into the regulated waste collection and disposal business and the pharmaceutical returns business are very low. Our competitors consist of many different types of service providers, including a large number of regional and local companies. In the regulated waste industry, another major source of competition is the on-site treatment of regulated waste by some large-quantity generators, particularly hospitals.

In addition, in the regulated waste industry we face potential competition from businesses that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of regulated waste, such as reusable or degradable medical products.

Governmental Regulation

The regulated waste industry is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. These permits grant us the authority, among other things:

•	to construct and operate collection, transfer and processing facilities,

•	to transport regulated waste within and between relevant jurisdictions, and

•	to handle particular regulated substances.

Our permits must be periodically renewed and are subject to modification or revocation by the issuing authority.

We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste. We are also subject to extensive regulations designed to minimize employee exposure to regulated waste.

Domestic Federal Regulation. Five federal agencies have authority over regulated waste. These agencies are the U.S. Environmental Protection Agency (EPA), Occupational Safety and Health Administration (OSHA), U.S. Department of Transportation (DOT), the U.S. Postal Service (USPS) and the U.S. Drug Enforcement Administration (DEA). These agencies supervise regulated waste under a variety of statutes and regulations. The principal statutes and regulations are:

•

Medical Waste Tracking Act of 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to the Medical Waste Tracking Act (MWTA), which was added to the Resource Conservation and Recovery Act of 1976. In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory framework.

•

Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. Various standards apply to certain aspects of our operations and govern such matters as exposure to blood borne pathogens and other potentially infectious materials.

•

Resource Conservation and Recovery Act of 1976. The Resource Conservation and Recovery Act of 1976 (RCRA) created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

•

Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by regulated waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. We currently operate seven incinerators in the United States. We believe these incinerators are in compliance with applicable state requirements.

•

DOT Regulations. DOT has adopted regulations under the Hazardous Materials Transportation Authorization Act of 1994 that require us to package and label regulated waste in compliance with designated standards, and which incorporate blood borne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a “biohazard” marking on the outer packaging, and our regulated waste container must be sufficiently rigid and strong to prevent tearing or bursting. It must also be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

Expired or recalled pharmaceuticals are subject to the substantially same DOT regulations as medical waste. We identify these products by their National Drug Code number and classify them by their handling, transportation and disposal requirements.

•

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

•

USPS Regulations. We have obtained permits from the USPS to conduct our “mail-back” program, pursuant to which customers mail approved containers of “sharps” (needles, knives, broken glass and the like) directly to our treatment facilities.

•

Controlled Substances Act. Our returns service for expired and recalled pharmaceuticals is required to comply with DEA regulations relating to the approval and permitting of processing facilities, management of employees engaged in the collection, processing and disposal of controlled substances, proper documentation and reporting to the DEA.

We use landfills owned and operated by unrelated third parties for the disposal of waste from our processing facilities.

Domestic State and Local Regulation. We conduct business in 49 states and Puerto Rico. Each state has its own regulations related to the handling, treatment and storage of regulated waste. Although there are many differences among the various state laws and regulations, for regulated waste many states have followed the model under the MWTA and have implemented programs under RCRA. In each state where we operate a processing facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for each site. In addition, many local governments have ordinances and regulations, such as zoning and health regulations that affect our operations.

We maintain numerous governmental permits and licenses to conduct our business. Our permits vary from state to state based upon our activities within that state and on the applicable state and local laws and regulations.

Foreign Regulation. We are subject to substantial regulation by the governments of the foreign jurisdictions in which we conduct regulated waste operations. The statutory and regulatory requirements vary from jurisdiction to jurisdiction.

Patents and Proprietary Rights

We consider the protection of our technology to be important to our business. Our policy is to protect our technology by a variety of means, including applying for patents in the United States and in other foreign countries.

We hold 14 United States patents relating to the ETD treatment process and other aspects of processing regulated waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, France, Mexico, Japan, South Korea, Brazil, Denmark, Italy, South Africa, Spain, Sweden and the United Kingdom.

The term of the first-to-end of our existing United States patents relating to our ETD treatment process will currently end in May 2009 and the term of the last-to-end will currently end in January 2019.

We own federal registrations of the trademarks “Steri-Fuel®”, “Steri-Plastic®”, “Steri-Tub®”, “Direct Return®”, “Steri-Safe®”, the service mark Stericycle® and a service mark consisting of a nine-circle design.

Potential Liability and Insurance

The regulated waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:

•	cleanup costs;

•	personal injury;

•	damage to the environment;

•	employee matters;

•	property damage; or

•	alleged negligence or professional errors or omissions in the planning or performance of work.

We could also be subject to fines or penalties in connection with violations of regulatory requirements.

We carry $35 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($5 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations

Employees

As of December 31, 2006, we had 5,035 full-time and 219 part-time employees, of which 3,747 were employed in the United States and 1,507 internationally. Approximately 324 of our U.S. drivers, transportation helpers and plant workers are covered by a total of eight collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from April 2007 to November 2010. We consider our employee relations to be satisfactory.

Website Access

We maintain an Internet website, www.stericycle.com, providing a variety of information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, that we file with the Securities and Exchange Commission are available, as soon as reasonably practicable after filing, at the investors’ page on our website, www.stericycle.com/investor.htm, or by a direct link to our filings on the SEC’s free website, www.sec.gov.

Item 1A. Risk Factors

We are subject to extensive governmental regulation, which is frequently difficult, expensive and time-consuming to comply with.

The regulated waste management industry is subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste. Our business requires us to obtain many permits, authorizations, approvals, certificates or other types of governmental permission from every jurisdiction where we operate. We believe that we currently comply in all material respects with all applicable permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate under existing permits. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.

Many of the permits that we require, especially those to build and operate processing plants and transfer facilities, are difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need them (or at all). If we cannot obtain the permits that we need when we need them, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues.

The handling and treatment of regulated waste carries with it the risk of personal injury to employees and others.

Our business requires us to handle materials that may be infectious or hazardous to life and property in other ways. While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and acts of God always exists. Examples of possible exposure to such materials include:

•	truck accidents;

•	damaged or leaking containers;

•	improper storage of regulated waste by customers;

•	improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or

•	malfunctioning treatment plant equipment.

Human beings, animals or property could be injured, sickened or damaged by exposure to regulated waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us.

While we carry liability insurance intended to cover these contingencies, particular instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

The handling of regulated waste exposes us to the risk of environmental liabilities, which may not be covered by insurance.

As a company engaged in regulated waste management, we face risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on the businesses that generate those substances and the businesses that transport them to the facilities. Responsible parties may be liable for substantial investigation and clean-up costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and clean-up even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable.

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

We believe that the government’s strict enforcement of laws and regulations relating to regulated waste collection and treatment has been good for our business. These laws and regulations increase the demand for our services. A relaxation of standards or other changes in governmental regulation of regulated waste could increase the number of competitors or reduce the need for our services.

If we are unable to acquire other regulated waste businesses, our revenue and profit growth may be slowed.

Historically our growth strategy has been based in substantial part on our ability to acquire other regulated waste businesses. We do not know whether in the future we will be able to:

•	identify suitable businesses to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	improve the operations of the businesses that we do buy and successfully integrate their operations into our own; or

•	avoid or overcome any concerns expressed by regulators.

We compete with other potential buyers for the acquisition of other regulated waste companies. This competition may result in fewer opportunities to purchase companies that are for sale. It may also result in higher purchase prices for the businesses that we want to purchase.

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

We may become subject to inquiries and investigations by state antitrust regulators from time to time in the course of completing acquisitions of other regulated waste businesses. In order to obtain regulatory clearance for a particular acquisition, we could be required to modify certain operating practices of the acquired business or to divest ourselves of one or more assets of the acquired business. Changes in the terms of our acquisitions required by regulators or agreed to by us in order to settle regulatory investigations could impede our acquisition strategy or reduce the anticipated synergies or profitability of our acquisitions. The likelihood and outcome of inquiries and investigations from state regulators in the course of completing acquisitions cannot be predicted.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down our profits and slow our growth.

The regulated waste industry is very competitive because of low barriers to entry, among other reasons. This competition has required us in the past to reduce our prices, especially to large account customers, and may require us to reduce our prices in the future. Substantial price reductions could significantly reduce our earnings.

We face direct competition from a large number of small, local competitors. Because it requires very little money or technical know-how to compete with us in the collection and transportation of regulated waste, there are many regional and local companies in the industry. We face competition from these businesses, and competition from them is likely to exist in the new locations to which we may expand in the future. In addition, large national companies with substantial resources may decide to enter the regulated waste industry. For example, Waste Management, Inc., a major solid waste treatment company, announced in February 2005 that it intended to begin offering regulated waste management services to hospitals and possibly other large quantity generators of regulated waste.

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

We plan to grow both in the United States and in foreign countries. We have established operations in Argentina, Canada, Mexico, Ireland and the United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•	government controls;

•	import and export license requirements;

•	political or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	exchange rate fluctuations;

•	our unfamiliarity with local laws, regulations, practices and customs;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in staffing and managing international operations.

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

As a result of purchase accounting for our various acquisitions, our balance sheet at December 31, 2006 contains goodwill of $814.0 million and other intangible assets, net of accumulated amortization, of $115.91 million (including indefinite lived intangibles of $32.2 million). In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we evaluate on an ongoing basis, using the fair value of reporting units, whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. In North America we own or lease three ETD treatment facilities, 11 incineration processing facilities, 34 autoclave processing facilities and five other processing facilities. All of our processing facilities also serve as collection sites. We own or lease 100 additional transfer and collection sites and nine additional sales/administrative sites. In Europe we own or lease 13 incineration processing facilities and 9 autoclave processing facilities. We also lease four additional transfer and collection sites and three administrative sites. In Argentina we own one processing facility, which uses a combination of both incineration and autoclave treatments. We consider that these processing facilities are adequate for our present and anticipated needs.

We do not own or operate any landfills or any other type of disposal site. After processing, all remaining waste materials are transported to unaffiliated third parties for permanent disposal.

Item 3. Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

In June 2006, the United Kingdom Office of Fair Trading (“OFT”) referred to the United Kingdom Competition Commission (the “Competition Commission”) the acquisition by our subsidiary, Stericycle International, LLC, in February 2006 of all of the stock of The Sterile Technologies Group Limited (“STG”), an Irish company providing regulated waste management services in Ireland and the United Kingdom. Under the terms of the OFT’s referral, the Competition Commission was to decide whether, as a result of the STG acquisition, there has been or is expected to be a substantial lessening of competition in one or more markets in the United Kingdom for healthcare risk waste services, and if so, what remedial or other actions, if any, should be taken or recommended by the Competition Commission.

On October 19, 2006, the Competition Commission issued provisional findings that the STG acquisition has resulted, or may be expected to result, in a substantial lessening of competition in the market for healthcare risk waste services requiring incineration in five geographical areas. The Competition Commission also issued a notice of possible remedies, including (i) a complete divestiture of STG’s operations in England and Wales, (ii) a complete divestiture of STG’s incinerators in England and Wales or (iii) a divestiture of STG’s incinerators serving customers in the affected geographical areas.

On December 12, 2006, the Competition Commission published its final report on the STG acquisition. The Competition Commission confirmed its provisional findings and concluded that the STG acquisition has resulted, and may be expected to continue to result, in a substantial lessening of competition in the market for healthcare risk waste services requiring incineration in five geographical areas of England and Wales: northern England, the north Midlands, north Wales, the West Midlands and southeast Wales.

The Competition Commission accepted as a remedy our proposal to be allowed an initial period in which to sell three STG incinerators serving the affected geographical areas together with the associated customer contracts, subject to the Competition Commission’s approval of the terms of sale and suitability of the purchaser. We completed the sale of the three incinerators in February 2007, within the period allowed by the Competition Commission.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2006.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	President, Chief Executive Officer and a Director	51
Richard T. Kogler	Executive Vice President and Chief Operating Officer	47
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	50
Richard L. Foss	Executive Vice President, Corporate Development	52
Shan S. Sacranie	Executive Vice President, International	54
Michael J. Collins	President, Stericycle Return Management Services	50

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

Richard L. Foss has served as our Executive Vice President for Corporate Development since February 2003. From 1999 to 2002, Mr. Foss was a vice president and director of worldwide product marketing in the personal communication sector at Motorola Inc., and from 1977 until 1999, he held a number of management and marketing positions at The Procter & Gamble Company, including serving as a vice president and general manager in the health care segment. Mr. Foss received a B.S. degree in chemistry and an M.B.A degree from Rensselear Polytechnic Institute.

Shan S. Sacranie joined us in May 2003 and became our Executive Vice President, International in November 2003. From 2001 to 2002 he was chief executive for Appliance Controls Group, Inc. and from 1995 to 2001, he was president of Oak Industries Inc. From 1978 to 1995 he held a number of management positions for Honeywell. Mr. Sacranie holds a BA degree (Hons) in economics from the University of Bombay, an M.B.A. degree from Minnesota State University and a J.D. from the William Mitchell College of Law.

Michael J. Collins has served as President of our Return Management Services Division since June 2006. Prior to joining us, he served at Abbott Laboratories, a diversified health care company, which he joined in 1982 and where he held a number of management and marketing positions, most recently as vice president, medical products group health systems. Mr. Collins received a B.A. degree in business and education from the University of New Haven and a M.B.A. degree in business administration from National University

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

As of February 22, 2007, we had approximately 180 stockholders of record. The Company’s stock trades on the NASDAQ National Market under the ticker symbol SRCL.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2005	51.60	44.20
Second quarter 2005	53.82	43.92
Third quarter 2005	59.47	50.58
Fourth quarter 2005	63.52	54.36

First quarter 2006	67.62	57.28
Second quarter 2006	69.00	61.30
Third quarter 2006	69.79	61.07
Fourth quarter 2006	75.62	65.03

We did not pay any cash dividends during 2006 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In May 2002 our Board of Directors authorized the Company to repurchase up to 3,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company’s discretion. In February 2005, at a time when we had purchased a cumulative total of 1,478,430 shares, the Board authorized the Company to purchase up to an additional 1,478,430 shares, thereby giving the Company the authority to purchase up to a total of 3,000,000 additional shares. In February 2007, at a time when we had purchased an additional 1,571,040 shares since the 2005 stock purchase authorization, the Board authorized the Company to purchase up to an additional 1,571,040 shares, thereby giving the Company the authority to purchase up to a total of 3,000,000 additional shares. The following table provides information about our purchases during the year ended December 31, 2006 of shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2006	181,800	57.99	181,800	1,914,700
February 1 - February 28, 2006	11,300	58.01	11,300	1,903,400
March 1 - March 31, 2006	0	0	0	1,903,400
April 1 - April 30, 2006	0	0	0	1,903,400
May 1 - May 31, 2006	2,000	59.45	2,000	1,901,400
June 1 - June 30, 2006	60,600	62.71	60,600	1,840,800
July 1 - July 31, 2006	164,945	62.45	164,945	1,675,855
August 1 - August 31, 2006	0	0	0	1,675,855
September 1 - September 30, 2006	9,913	67.5	9,913	1,665,942
October 1 - October 31, 2006	54,406	67.75	54,406	1,611,536
November 1 - November 30, 2006	24,117	69.47	24,117	1,587,419
December 1 - December 31, 2006	158,459	71.38	158,459	1,428,960

Equity Compensation Plans

The following table summarizes information as of December 31, 2006 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders(1)	1,947,331	$43.36	1,953,893
Equity compensation plans not approved by our security holders(2)	1,571,324	$40.14	191,894

(1)	These plans consist of our 2005 Plan, 1997 Plan, 1995 Plan, Directors Plan and ESPP.
(2)	The only plan in this category is our 2000 Plan.

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which in total now provides for the granting of 3,500,000 shares of our common stock in the form of stock options to employees, (but not to officers or directors).

Performance Graph

The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2006 with the cumulative total return for the same period on the Nasdaq National Market Composite Index, the Russell 3000 Index and an index of a peer group of companies that we selected consisting of Allied Waste Industries, Inc., SRI/Surgical Express, Inc. (formerly Sterile Recoveries, Inc.), Steris Corporation and Waste Management, Inc. The graph assumes that $100 was invested on December 31, 2001 in our common stock and in the stock represented by each of the three indexes, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,
	2006(3)	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Statements of Income Data(1)
Revenues	$789,637	$609,457	$516,228	$453,225	$401,519
Income from operations	201,762	166,532	145,655	126,397	100,832
Net income	105,270	67,154	78,178	65,781	45,724
Net income applicable to common stock	105,270	67,154	78,178	65,781	45,037
Diluted net income per share of common stock(2)	2.33	1.48	1.69	1.43	1.01
Depreciation and amortization	27,036	21,431	21,803	17,255	14,981

Other Data
Cash provided by operating activities	$160,162	$94,327	$114,611	$123,887	$98,731
Cash used in investing activities	(201,425)	(156,001)	(105,093)	(57,635)	(49,470)
Cash provided by (used in) financing activities	52,547	59,500	(6,941)	(66,820)	(53,705)

Balance Sheet Data (at December 31)(1)
Cash, cash equivalents and short-term investments	$16,040	$8,545	$7,949	$7,881	$8,887
Total assets	1,327,906	1,047,660	834,141	707,462	667,095
Long-term debt, net of current maturities	443,115	348,841	190,431	163,016	224,124
Convertible redeemable preferred stock	—	—	—	20,944	28,049
Shareholders’ equity	$625,081	$521,634	$495,372	$407,820	$326,729

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2006.
(2)	See Note 10 to the Consolidated Financial Statements for information concerning the computation of net income per common share. In 2006, net income includes costs (net of tax) related to stock compensation expense of $6.5 million, a fixed asset write-down of equipment of $0.2 million, write-down of an investment in securities of $0.6 million, acquisition-related costs of $2.1 million, partially offset by income recorded from insurance proceeds related to the 3CI settlement of $0.6 million that in total negatively impacted EPS by $0.19 per share. Of the total of $8.8 million of such items, $7.3 million were non-cash items. In 2005, net income includes costs (net of tax) related to the 3CI preliminary settlement of class action litigation of $23.4 million, South Africa note receivable write-down of $1.5 million, fixed asset impairments of $0.5 million, acquisition-related costs of $0.5 million, settlement of licensing litigation of $1.1 million, and items related to debt restructuring of $0.3 million which negatively impacted EPS by $0.60 per share. Of the total of $27.3 million of such items, $3.4 million were non-cash items. In 2004, net income includes acquisition-related costs of $0.5 million, fixed asset write-offs of $0.7 million, and items related to debt restructuring and redemption of senior subordinated debt of $2.8 million that negatively impacted EPS by $0.09 per share. Of the total of $4.0 million of such items, $1.4 million were non-cash items. In 2003, net income includes acquisition-related costs (net of tax) of $0.4 million and items related to debt restructuring and subordinated debt repurchase of $2.0 million, which negatively impacted EPS by $0.04 per share. Of the total of $2.4 million of such items, $0.5 million were non-cash items. In 2002, net income includes acquisition-related costs (net of tax) of $0.2 million, fixed asset write-offs of $1.8 million and items related to debt restructuring and subordinated debt repurchases of $1.4 million, which negatively impacted EPS by $0.08 per share. Of the total of $3.4 million of such items, $2.0 million were non-cash items.
(3)	On January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. During the year ended December 31, 2006, we recognized stock compensation expense of $6.5 million, net of tax. See Note 11 to the Consolidated Financial Statements for additional information related to stock compensation expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Item 8 of this Report.

Introduction

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, the United Kingdom, Mexico, Canada, Ireland, and Argentina.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer: our institutional medical waste management services; our Bio Systems® sharps management services to reduce the risk of needle sticks; a variety of products and services for infection control; and our regulated returns management services for expired or recalled health care products.

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer: our medical waste management services; our Steri-Safe® Occupational Safety and Health Act and Health Insurance Portability and Accountability Act (HIPAA) compliance programs; a variety of products and services for infection control; and our pharmaceutical returns services for expired or recalled pharmaceuticals.

We operate integrated national medical waste management networks in the United States, Canada, Mexico, Argentina, the United Kingdom and Ireland. Our national networks include a total of 76 processing or combined processing and collection sites and 104 additional transfer, collection or combined transfer and collection sites.

Our medical waste processing technologies include autoclaving, our proprietary electro-thermal-deactivation system (ETD), chemical treatment and incineration.

As of December 31, 2006, we served approximately 351,700 customers, of which approximately 343,100 were small quantity customers and approximately 8,600 were large quantity customers.

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

Revenue Recognition. We recognize revenue for our regulated waste services at the time of waste collection. Revenues from regulated returns management services are recorded at the time services are performed. Royalty revenues are calculated based on measurements specified in each contract or license and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Software licensing revenues are recognized on a prorated basis over the term of the license agreement. Revenue and costs on contracts to supply our proprietary ETD treatment equipment are recognized based on shipment of equipment and services provided for in the individual contract. We had no revenues related to ETD sales in 2006 or 2005. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position. Payments received in advance are deferred and recognized as services are provided.

Goodwill and Other Identifiable Intangible Assets. Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly are not amortized. This position is in accordance with Statement of Financial Accounting

Standards (“SFAS”) No. 142, which became effective for fiscal years beginning after December 15, 2001. See Note 8 Goodwill and Other Intangible Assets for additional information.

Our balance sheet at December 31, 2006 contains goodwill of $814.0 million. In accordance with SFAS No. 142, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the write-off occurs. We use the market value of our stock as a measure of fair value and compare that to the ratio of earnings before income tax expense, depreciation expense, and amortization expense, to book value of each of our reporting unit when testing for goodwill impairment, and any unforeseen material drop in our stock price may be an indicator of a potential impairment of goodwill. The results of the 2006 impairment test conducted in June 2006 did not show any impairment of goodwill, and no events have occurred since that time that indicate that an impairment situation exists.

Our permits are currently tested for impairment annually at December 31, or more frequently if circumstances indicate that they may be impaired. We use a discounted cash flow model as the current measurement of the fair value of the permits. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted cash flow may differ from actual cash flow due to, among other things, inaccuracies in economic estimates, and actual cash flow could materially affect the future financial value of the permits. The results of the 2006 impairment test did not show any impairment of our permits and no events have occurred since that time that would indicate an impairment situation exists.

Other identifiable intangible assets, such as customer lists, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer lists have between 20-year and 40-year lives based on the specific type of relationship. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows. There have been no indicators of impairment of these intangibles (see Note 8 to our consolidated financial statements).

Income Taxes. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. To provide for certain potential tax exposures, we maintain a reserve for specific tax contingencies, the balance of which management believes is adequate.

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

Stock Option Plans. We have issued stock options to employees and directors as an integral part of our compensation programs. On January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon historical experience. The expected term of the stock options is based upon historical experience. The risk-free interest rate assumption is based upon the average of the U.S. Treasury three and five-year yield rates. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following summarizes (in thousands except per share amounts) our operations:

	Year Ended December 31,
	2006		2005
Revenues	$789,637	100.0%	$609,457	100.0%
Cost of revenues	419,689	53.1%	324,988	53.3%
Depreciation	20,081	2.5%	16,432	2.7%

Total cost of revenues	439,770	55.7%	341,420	56.0%

Gross profit	349,867	44.3%	268,037	44.0%
Selling, general and administrative	137,411	17.4%	93,033	15.3%
Depreciation	3,989	0.5%	3,403	0.6%
Amortization	2,966	0.4%	1,596	0.3%

Total selling, general and administrative expenses	144,366	18.3%	98,032	16.1%

Licensing legal settlement	—	—	1,823	0.3%
Write off fixed assets	300	0.0%	872	0.1%
Acquisition integration related expenses	3,439	0.4%	778	0.1%

Income from operations	201,762	25.6%	166,532	27.3%
Write-down of investment in securities	1,000	0.2%	—	—
Write-down of note receivable with former joint venture	—	—	2,495	0.4%
3CI legal settlement(2005)/proceeds from insurance(2006)	(1,025)	-0.1%	36,481	6.0%
Net interest expense	27,061	3.4%	12,247	2.0%
Income tax expense	67,304	8.5%	44,826	7.4%
Net income	$105,270	13.3%	$67,154	11.0%

Earnings per share—diluted	$2.33		$1.48

Revenues. Our revenues increased $180.2 million, or 29.6%, to $789.6 million in 2006 from $609.5 million in 2005. Revenues primarily increased as a result of domestic and international acquisitions. During 2006, acquisitions less than one year old contributed approximately $116.1 million to the increase in our revenues from 2005. In addition, strong revenue growth was exhibited in our Steri-SafeSM product offerings as a result of increased market penetration in the small quantity generator markets, continued success in the rollout of our Bio Systems sharps management program and growth in returns management services revenues. For the year, internal growth for small account customers increased approximately 11% while revenues from large quantity customers increased by approximately 9%.

During 2006, the size of the regulated waste market in the United States for the services we provide remained relatively stable. Through our acquisition of STG and Habitat Ecologico S.A. in February 2006, we were able to expand our geographic presence outside of North America.

Cost of Revenues. Our cost of revenues increased $98.4 million or 28.8%, to $439.8 million during 2006, from $341.4 million during 2005. This was primarily due to an increase in incremental expenses as a result of business acquisitions completed during 2006 and 2005. Our gross margin percentage increased to 44.3% during 2006 from 44.0% during 2005 due to an increase in gross margins on our domestic business as we continued to realize efficiencies from ongoing programs to improve the gross margins on our large and small quantity business. Domestic energy and transportation costs increased in 2006, which were partially offset by higher revenues related to fuel surcharges.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses, less stock compensation expense, increased $36.6 million or 37.2% to $144.4 million during 2006 from $98.0 million during 2005. This increase was primarily the result of incremental overhead expenses as a result of our acquisition of STG in 2006 and other acquisitions completed in the fourth quarter in 2005. Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”) using the modified prospective basis, which resulted in a change in the way we recognize share-based compensation expense, which increased selling, general and administrative expenses by $9.8 million or 1.0% as a percentage of revenue. Bad debt expense increased during 2006 to $4.2 million from $2.7 million in 2005 due to higher sales. Amortization expense increased to $3.0 million during 2006, from $1.6 million during 2005 as a result of amortization of new intangibles during 2006 and 2005. Selling, general and administrative expenses as a percentage of revenue increased to 18.3% during 2006 compared to 16.1% in 2005 as a result of the factors described above.

Income from Operations. Income from operations increased $35.2 million or 21.2% to $201.8 million during 2006 from $166.5 million during 2005. The increase was due to higher gross margin partially offset by higher selling, general and administrative expenses. During the year ended December 31, 2006, we recorded expenses of $3.4 million related to acquisition integration compared to $0.8 million in 2005. Of the $3.4 million of 2006 expense, approximately $1.1 million related to facility closures; one in the United States and one in the United Kingdom. During the year ended December 31, 2006 we recorded a $0.3 million non-cash write-down of equipment acquired from 3CI. During the year ended December 31, 2005 we recorded a non-cash impairment charge of $0.9 million related to our Springhill, Louisiana building and property. Income from operations as a percentage of revenue decreased to 25.6% during 2006 from 27.3% during 2005 as a result of the factors described above.

Interest Expense and Interest Income. Interest expense increased to $28.4 million during 2006, from $13.0 million during 2005, primarily due to higher debt levels and higher interest rates during the year. Interest income was $1.4 million during 2006 and $0.8 million during 2005.

Write-down of investment. During 2006 we had a $1.0 million non-cash write-down of an investment in securities.

Proceeds from Insurance. During 2006 we received $1.0 million for insurance proceeds related to the 3CI litigation.

Income Tax Expense. Income tax expense for the years 2006 and 2005 reflects an effective tax rate of approximately 39.0% and 40.0%, respectively, for federal and state income taxes. The legal settlement negatively impacted our 2005 effective tax rate by 1.0%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following summarizes (in thousands except per share amounts) our operations:

	Year Ended December 31,
	2005		2004
Revenues	$609,457	100.0%	$516,228	100.0%
Cost of revenues	324,988	53.3%	271,189	52.5%
Depreciation	16,432	2.7%	16,833	3.3%

Total cost of revenues	341,420	56.0%	288,022	55.8%

Gross profit	268,037	44.0%	228,206	44.2%
Selling, general and administrative	93,033	15.3%	75,653	14.7%
Depreciation	3,403	0.6%	2,540	0.5%
Amortization	1,596	0.3%	2,430	0.5%

Total selling, general and administrative expenses	98,032	16.1%	80,623	15.6%

Licensing legal settlement	1,823	0.3%	—	—
Write off fixed assets	872	0.1%	1,155	0.2%
Acquisition integration related expenses	778	0.1%	773	0.1%
Income from operations	166,532	27.3%	145,655	28.2%

Write-down of note receivable with former joint venture	2,495	0.4%	—	—
3CI legal settlement	36,481	6.0%	—	—
Net interest expense	12,247	2.0%	10,628	2.1%
Income tax expense	44,826	7.4%	50,386	9.8%
Net income	$67,154	11.0%	$78,178	15.1%

Earnings per share—diluted	$1.48		$1.69

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

During 2005, the size of the regulated waste market in the United States for the services we provide remained relatively stable. Through our acquisition of White Rose Environmental Ltd. in June 2004 and subsequent United Kingdom acquisitions in 2005, we were able to expand our geographic presence outside of North America.

Cost of Revenues. Our cost of revenues increased $53.4 million or 18.5%, to $341.4 million during 2005, from $288.0 million during 2004. The increase was primarily related to the increase in revenues during 2005 compared to 2004. Our gross margin percentage decreased to 44.0% during 2005 from 44.2% during 2004 as we experienced higher energy related costs. Domestic energy costs increased in 2005, which were partially offset by higher revenues related to fuel surcharges. Employee benefit costs as a percentage of compensation costs decreased by 2.0 % in 2005. This was a result of the changes to our employee healthcare programs including changes to our providers and program formats.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $98.0 million during 2005, from $80.6 million during 2004. This increase was primarily the result of increased spending on marketing our Steri-SafeSM program and Bio Systems sharps management program and the expansion into the pharmaceutical services programs. Bad debt expense increased during 2005 to $2.7 million from $0.8 million in 2004 due to higher sales and increased write-offs in 2005. In addition, as noted in the cost of revenues discussion above, employee benefit costs as a percentage of compensation costs decreased in 2005. Amortization decreased to $1.6 million during 2005, from $2.4 million during 2004 as a result of some intangibles becoming fully amortized at the end of 2004. Selling, general and administrative expenses as a percentage of revenue increased to 16.2% during 2005 compared to 15.8% in 2004 as a result of the factors described above.

Income from Operations. Income from operations increased to $166.5 million during 2005 from $145.7 million during 2004. The increase was due to higher revenues partially offset by higher costs of revenues and selling, general and administrative expenses. During the year ended December 31, 2005, 3CI Complete Compliance Corporation, of which we own a majority of the common stock, recorded a non-cash impairment charge of $0.9 million on its Springhill, Louisiana building and property. In December 2005, we recorded a cash charge of $0.4 million for damages and a non-cash charge of $1.4 million, representing the write-off of the unamortized portion of a license fee that we previously paid, as a result of an arbitrator’s award in March 2006 and the license agreement being effectively terminated. During the year ended December 31, 2004 we recorded a non-cash write-down of idled Stericycle incinerator equipment at our Baltimore, Maryland and Terrell, Texas facility of $1.2 million. Income from operations as a percentage of revenue decreased to 27.3% during 2005 from 28.2% during 2004 as a result of the factors described above.

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

Income Tax Expense. Income tax expense for the years 2005 and 2004 reflects an effective tax rate of approximately 40.0% and 39.2%, respectively, for federal and state income taxes. The legal settlement negatively impacted our 2005 effective tax rate by 1.0%

Liquidity and Capital Resources

On July 31, 2006, we, and certain of our subsidiaries entered into a new credit agreement (“Credit Agreement”) with Bank of America, N.A., and other lenders party to the Credit Agreement. The new credit agreement is in effect an amendment of our prior senior unsecured credit facility.

The new credit agreement (i) reduces our costs of borrowing by using a more favorable pricing grid; (ii) increases our revolving credit facility from $550 million to $650 million; (iii) increases the “accordion” (the amount for which we may request an increase in the size of our revolving credit facility) from $100 million to $200 million; (iv) increases the letter of credit sublimit from $150 million to $200 million; (v) increases the foreign currency sublimit from $125 million to $200 million; (vi) increases the debt-to-EBITDA covenant from 3.00:1.00 to 3.75:1.00; and (vii) extends the maturity date of our borrowings from June 30, 2010 to July 31, 2011.

The new credit agreement reduces our costs of borrowing by reducing the applicable margin that is added to the relevant interest rate that we are charged. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. Under the new credit agreement, the applicable margin is based on (i) our consolidated leverage ratio, or, if our long-term non-credit enhanced debt has been rated by Standard & Poors, (ii) our S&P debt rating, whichever margin is more favorable to us. As of December 31, 2006, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans.

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

As of December 31, 2006, we had $387.3 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $9.3 million. In addition, we had $48.8 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 6.08% for the year ended December 31, 2006. At December 31, 2006, we had $77.9 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2003 through 2006 and foreign subsidiary bank debt.

Working Capital. At December 31, 2006, our working capital was $76.6 million compared to working capital of $45.3 million at December 31, 2005. Of the change in working capital, $26.5 million is related to “Asset group held for sale” as this amount is primarily comprised of fixed assets and intangible assets that will be sold, presented as current assets, per accounting rules. As noted, we have available a $650.0 million revolving line of credit under our senior unsecured credit facility and at December 31, 2006 had borrowed $387.3 million under this line and had an additional $48.8 million committed in letters of credit.

Net Cash Provided or Used. Net cash provided by operating activities was $160.2 million during the year ended December 31, 2006 compared to $94.3 million for 2005. This increase primarily reflects higher net income and an emphasis on improved collections. 2005 net income included a $23.4 million, net of tax, settlement of the 3CI class action litigation. As a result of adopting SFAS No. 123R effective January 1, 2006, benefits of tax deductions in excess of recognized compensation expense is reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flows remain unchanged from what would have been reported under prior accounting rules. As a result $8.4 million in tax benefits on stock options exercised was reported as cash provided from financing activities for the year ended December 31, 2006 compared to $7.4 million reported as cash provided by operating activities for the year ended December 31, 2005.

Net cash used in investing activities for 2006 was $201.4 million compared to $156.0 million for 2005. This increase is primarily attributable to the increase in payments for acquisitions. Cash investments in acquisitions and international joint ventures for 2006 were $164.0 million compared to $139.7 million in 2005. The increase was primarily the result of our acquisition of STG. Capital expenditures were $36.4 million for 2006, for investments in capital equipment to support the growth of the Bio Systems sharps management program and other improvements in our infrastructure, compared to $26.3 million in 2005. As of December 31, 2006 we had less than 8% of our treatment capacity in North America in incineration and approximately 92% in non-incineration technologies such as our proprietary ETD technology and autoclaving. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the regulated waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash provided by financing activities was $52.5 million during 2006 compared to $59.5 million in 2005. During 2006 we borrowed money to fund acquisitions and common stock repurchases. During 2006, we made $42.8 million in common stock repurchases, $30.7 million in promissory notes payments $266.0 million in debt repayments and $0.8 million for capital leases. In 2005, we borrowed money to fund acquisitions, stock repurchases and the 3CI legal settlement while we made debt repayments of $198.9 million when we terminated our 2001 senior credit facility, $12.8 million repayments on promissory notes and $0.8 million for capital leases.

Contractual Cash Commitments. The following table displays our future contractual cash commitments.

Payments due by period (in thousands)	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long term debt*	$558,407	$49,536	$101,159	$407,623	$89
Capital lease obligations*	689	447	214	28	—
Purchase obligations	1,307	470	837	—	—
Operating leases	135,946	31,196	66,298	35,273	3,179
Other long-term liabilities*	2,515	838	1,248	264	165

Total contractual cash obligations	$698,864	$82,487	$169,756	$443,188	$3,433

*	The long-term debt, capital lease and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. For long-term debt with variable rates of interest, management used judgment to estimate the future rate of interest. Other long-term liabilities include amounts related to non-compete agreements.

At December 31, 2006 we had $48.8 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees: We have guaranteed a loan to the Aozora Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their regulated waste management business and has a five-year loan with a current balance of $4.8 million with the Aozora Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates on our senior unsecured credit facility. Our interest rate exposure results from changes in LIBOR or the base rate, which are used to determine the applicable interest rates under our revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.2 million.

We have exposure to commodity pricing for gas and diesel fuel for our trucks. We do not hedge these items to manage the exposure. We have exposure to foreign exchange related to loans denominated in a foreign currency. We have two loans denominated in GBP for which we have a cash flow hedge. Foreign exchange could also negatively impact reported net income due to translation.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

The Company’s audited consolidated financial statements include the results of its consolidated operations in Ireland and the United Kingdom related to Stericycle Ireland, Ltd. These operations began on March 1, 2006 when the Company acquired all of the stock of Sterile Technologies Group, a Republic of Ireland company, now doing business as Stericycle Ireland, Ltd. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the results of its consolidated operations in Ireland and the United Kingdom related to Stericycle Ireland, Ltd. These operations began on March 1, 2006 when the Company acquired all of the stock of Sterile Technologies Group, a Republic of Ireland company, now doing business as Stericycle Ireland, Ltd. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 did not include an assessment of the internal control over financial reporting of the Company’s consolidated operations of Stericycle Ireland, Ltd. As of December 31, 2006, the total assets and net assets of Stericycle Ireland, Ltd including intangibles and assets held for sale, were $167.6 million and $134.7 million, respectively, and its revenues and net income for the ten months ended December 31, 2006 were $54.2 million and $9.9 million, respectively.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 30.

Stericycle, Inc.

Lake Forest, IL

February 28, 2007

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stericycle, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the results of its consolidated operations in Ireland and the United Kingdom related to Stericycle Ireland, Ltd. These operations began on March 1, 2006 when the Company acquired all of the stock of Sterile Technologies Group, a Republic of Ireland company, now doing business as Stericycle Ireland, Ltd. As of December 31, 2006, the total assets and net assets of Stericycle Ireland, Ltd including intangibles and assets held for sale, were $167.6 million and $134.7 million, respectively, and its revenues and net income for the ten months ended December 31, 2006 were $54.2 million and $9.9 million, respectively. Our audit of internal control over financial reporting of Stericycle, Inc. also did not include an evaluation of the internal control over financial reporting of the Stericycle Ireland, Ltd subsidiary.

In our opinion, management’s assessment that Stericycle, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stericycle, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in accordance with the guidelines provided in Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stericycle, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2007

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,492	$7,825
Short-term investments	2,548	720
Accounts receivable, less allowance for doubtful accounts of $5,411 in 2006 and $4,810 in 2005	130,354	103,703
Parts and supplies	6,366	5,263
Prepaid expenses	9,152	6,523
Notes receivable	2,773	3,164
Deferred income tax	16,072	13,452
Asset group held for sale	33,674	—
Other	4,171	3,392

Total current assets	218,602	144,042

Property, plant and equipment:
Land	10,582	8,190
Buildings and improvements	52,384	48,149
Machinery and equipment	173,769	144,795
Office equipment and furniture	27,342	21,581
Internally developed software	2,567	1,101
Construction in progress	11,116	11,220

	277,760	235,036
Less accumulated depreciation	(120,807)	(98,816)

Property, plant and equipment, net	156,953	136,220

Other assets:
Goodwill	813,973	685,169
Intangible assets, less accumulated amortization of $11,454 in 2006 and $8,965 in 2005	115,879	61,641
Notes receivable	14,546	10,672
Other	7,953	9,916

Total other assets	952,351	767,398

Total assets	$1,327,906	$1,047,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$22,681	$12,044
Accounts payable	25,033	27,872
Accrued liabilities	75,434	48,450
Deferred revenue	11,662	10,394
Liability group held for sale	7,221	—

Total current liabilities	142,031	98,760

Long-term debt, net of current portion	443,115	348,841
Deferred income tax	105,521	71,549
Other liabilities	12,158	6,876

Common shareholders’ equity:
Common stock (par value $.01 per share, 80,000,000 shares authorized, 44,251,965 issued and outstanding in 2006, 44,149,722 issued and outstanding in 2005)	443	442
Additional paid-in capital	252,568	259,075
Accumulated other comprehensive income	5,229	546
Retained earnings	366,841	261,571

Total shareholders’ equity	625,081	521,634

Total liabilities and shareholders’ equity	$1,327,906	$1,047,660

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$789,637	$609,457	$516,228
Costs and expenses:
Cost of revenues	439,770	341,420	288,022
Selling, general and administrative expenses	144,366	98,032	80,623
Licensing legal settlement	—	1,823	—
Write off of fixed assets	300	872	1,155
Acquisition integration related expenses	3,439	778	773

Total costs and expenses	587,875	442,925	370,573

Income from operations	201,762	166,532	145,655
Other income (expense):
Interest income	1,358	764	558
Interest expense	(28,419)	(13,011)	(11,186)
Other expense, net	(2,152)	(2,882)	(1,889)
Write-down of investment in securities	(1,000)	—	—
Debt extinguishments and refinancing	—	(447)	(4,574)
Write-down of note receivable with former joint venture	—	(2,495)	—
3CI legal settlement(2005)/proceeds from insurance (2006)	1,025	(36,481)	—

Total other expense	(29,188)	(54,552)	(17,091)

Income before income taxes	172,574	111,980	128,564
Income tax expense	67,304	44,826	50,386

Net income	$105,270	$67,154	$78,178

Earnings per share—Basic	$2.39	$1.52	$1.77

Earnings per share—Diluted	$2.33	$1.48	$1.69

Weighted average number of common shares outstanding—Basic	44,075,036	44,284,580	44,250,913

Weighted average number of common shares outstanding—Diluted	45,106,540	45,310,509	46,195,897

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$105,270	$67,154	$78,178
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	10,610	27	21
Write-down of investment in securities	1,000	—	—
Write-off of deferred financing costs	—	447	1,094
Write-down of note receivable with former joint venture	—	2,495	—
Fees paid for extinguishment of senior subordinated debt	—	—	3,147
Write-off of licensing intangible	—	1,431	—
Loss on sale and impairment of fixed assets	300	872	1,515
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	(8,427)	7,432	7,719
Depreciation	24,070	19,835	19,373
Amortization	2,966	1,596	2,430
Deferred income taxes	12,937	13,514	13,849
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,742)	(19,679)	(4,986)
Parts and supplies	(744)	(962)	(494)
Prepaid expenses and other assets	4,538	(1,909)	6,301
Accounts payable	(6,003)	7,393	(5,123)
Accrued liabilities	28,107	(8,056)	(5,926)
Deferred revenue	280	2,737	(2,487)

Net cash provided by operating activities	160,162	94,327	114,611

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(164,015)	(139,696)	(72,408)
Proceeds from maturity/(purchases) of short-term investments	(1,828)	(621)	542
Net proceeds from sale of assets from acquisition	—	10,328	—
Proceeds from sale of property and equipment	832	302	85
Capital expenditures	(36,414)	(26,314)	(33,312)

Net cash used in investing activities	(201,425)	(156,001)	(105,093)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	5,953	735	12,435
Repayments of senior subordinated debt	—	—	(54,012)
Repayment of notes payable	(30,735)	(12,845)	(4,402)
Net borrowings from 2001 senior credit facility	—	27,500	61,695
Repayment of 2001 senior credit facility	—	(198,853)	—
Borrowings on 2005 senior credit facility	362,452	371,522	—
Repayments on 2005 senior credit facility	(265,988)	(79,853)	—
Payments of deferred financing costs	(453)	(1,484)	—
Principal payments on capital lease obligations	(816)	(795)	(996)
Purchase/cancellation of treasury stock	(42,757)	(60,657)	(34,847)
Proceeds from other issuances of common stock	16,464	14,230	13,186
Excess tax benefit of stock options exercised	8,427	—	—

Net cash provided by (used in) financing activities	52,547	59,500	(6,941)

Effect of exchange rate changes on cash	(5,617)	2,149	(1,967)
Net increase (decrease) in cash and cash equivalents	5,667	(25)	610
Cash and cash equivalents at beginning of year	7,825	7,850	7,240

Cash and cash equivalents at end of year	$13,492	$7,825	$7,850

Non-cash activities:
Net issuances of notes payable for certain acquisitions	$30,157	$49,736	$17,795

Net issuances of common stock and warrants for certain acquisitions	$750	$—	$441

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances at December 31, 2003	41,868	$420	$290,631	$116,239	$530	$407,820

Issuance of common stock for exercise of options and warrants and employee stock purchases	808	8	13,178	—	—	13,186
Conversion of Preferred Stock	2,836	28	20,916	—	—	20,944
Purchase/Cancellation of treasury stock	(789)	(8)	(34,839)	—	—	(34,847)
Common stock and warrants issued for acquisitions	9	—	441	—	—	441
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	7,719	—	—	7,719

Currency translation adjustment	—	—	—	—	1,934	1,934
Change in fair value of cashflow hedge	—	—	—	—	(3)	(3)
Net income	—	—	—	78,178	—	78,178

Comprehensive income	—	—	—	—	—	80,109

Balances at December 31, 2004	44,732	$448	$298,046	$194,417	$2,461	$495,372

Issuance of common stock for exercise of options and warrants and employee stock purchases	668	7	14,241	—	—	14,248
Purchase/Cancellation of treasury stock	(1,250)	(13)	(60,644)	—	—	(60,657)
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	7,432	—	—	7,432

Currency translation adjustment	—	—	—	—	(1,817)	(1,817)
Change in fair value of cashflow hedge	—	—	—	—	(98)	(98)
Net income	—	—	—	67,154	—	67,154

Comprehensive income	—	—	—	—	—	65,239

Balances at December 31, 2005	44,150	$442	$259,075	$261,571	$546	$521,634

Issuance of common stock for exercise of options and warrants and employee stock purchases	770	8	17,206	—	—	17,214
Purchase/Cancellation of treasury stock	(668)	(7)	(42,750)	—	—	(42,757)
Stock compensation expense	—	—	10,610	—	—	10,610
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	8,427	—	—	8,427

Currency translation adjustment	—	—	—	—	4,350	4,350
Change in fair value of cashflow hedge	—	—	—	—	333	333
Net income	—	—	—	105,270	—	105,270

Comprehensive income						109,953

Balances at December 31, 2006	44,252	$443	$252,568	$366,841	$5,229	$625,081

The accompanying notes are an integral part of these financial statements

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Note 1—Description of Business

We were incorporated in 1989 and presently serve approximately 351,700 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina, and Puerto Rico. In North America we have a fully integrated, national network. Our network includes 53 processing centers and 100 additional transfer and collection sites. We use this network to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services. Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also included advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system. In the United Kingdom we have a fully integrated network, which includes 22 processing/collection centers and four additional transfer/collection sites. In Argentina we own one processing facility, which uses a combination of both incineration and autoclave treatments. In addition, we have technology licensing agreements with companies located in Japan, Brazil, and Australia.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries as well as our 64.5% ownership in Medam S.A. de C.V. (“Medam”) (a Mexican company). All significant intercompany accounts and transactions have been eliminated. In addition, we have a 37.5% ownership in Medam B.A. Srl (an Argentine company), which is accounted for using the equity method. Minority interest expense related to our majority owned subsidiary and our equity interest in the income or loss of our unconsolidated subsidiary are included in the other income (expense).

Revenue Recognition:

We recognize revenue for our regulated waste services at the time of waste collection. Revenues from regulated returns management services are recorded at the time services are performed. Royalty revenues are calculated based on measurements specified in each contract or license and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Software licensing revenues are recognized on a prorated basis over the term of the license agreement. Revenue and costs on contracts to supply our proprietary ETD treatment equipment are recognized based on shipment of equipment and services provided for in the individual contract. We had no revenues related to ETD sales in 2006 or 2005. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position

Cash Equivalents and Short-Term Investments:

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and Improvements	5 to 30 years
Machinery and Equipment	5 to 10 years
Containers	2 to 20 years
Transportation Equipment	3 to 7 years
Office Equipment and Furniture	3 to 10 years
Software	3 to 7 years

Our containers have a weighted average useful life of 8.8 years.

During the year ended December 31, 2005 we recorded a non-cash impairment charge of $0.9 million related to our Springhill, Louisiana building and property.

During the year ended December 31, 2004 we changed the useful lives of some our containers. The impact of the change was immaterial to our results.

Goodwill and Intangibles:

Goodwill and other indefinite lived intangibles are not amortized but are subject to an annual impairment test. According to Statement of Financial Accounting Standards (“SFAS”) No. 142, other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have useful lives from 20 to 40 years based upon the type of customer, with a weighted average useful life of 38.9 years. We have non-compete intangibles with useful lives from one to five years, with a weighted average useful life of 4.8 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average useful life of 39.4 years. We have software technology intangibles with useful lives from three to five years, with a weighted average useful life of 4.4 years. We have determined that our permits have indefinite lives and thus they are not amortized.

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. Bad debt expense was $4.2 million , $2.7 million, and $0.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Derivative Instruments:

We have two forward contracts for the purchase of Sterling (GBP) as hedging instruments for an intercompany loan from the parent company to our subsidiary in the United Kingdom, Stericycle International Ltd, which are described more fully in Note 7. The subsidiary borrowed the funds for the purchase of all the common stock of White Rose Environmental, Ltd. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009.

Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. No stock based compensation expense was recognized in 2005 for stock options issued in connection with our stock option plans and through our employee stock purchase plan (“ESPP”) under the “intrinsic value” rules in APB No. 25. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon historical experience. The expected term of the stock options is based upon historical experience. The risk-free interest rate assumption is based upon the average of the U.S. Treasury three and five-year yield rates. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Foreign Currency Translation:

Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income in shareholders’ equity.

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We do not have environmental liabilities recorded at December 31, 2006 nor are we aware of any issues at our facilities that could initiate the need for environmental remediation.

Reclassifications:

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform to the 2006 presentation.

New Accounting Standards:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”).” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of SFAS No. 157, however we do not expect that it will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48; however we do not expect that it will have a material impact on our consolidated financial statements.

Note 3—Income Taxes

Significant components of our income tax expense for the years ended December 31, are as follows (in thousands):

	2006	2005	2004
Current
U.S. federal	$40,764	$23,530	$30,027
U.S. state	7,857	4,561	6,423
Foreign countries	5,235	2,819	(313)

	53,856	30,910	36,137

Deferred
U.S. federal	9,131	10,720	10,587
U.S. state	2,534	2,730	1,941
Foreign countries	1,783	466	1,721

	13,448	13,916	14,249

Total Provision	$67,304	$44,826	$50,386

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, are as follows:

	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	3.9%	4.1%	4.2%
Other	0.1%	0.9%	—

Effective tax rate	39.0%	40.0%	39.2%

Cash payments for income taxes were $30.1 million, $28.1 million and $25.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Our deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2006	2005
Deferred tax liabilities:
Property, plant, and equipment	$(12,963)	$(12,732)
Goodwill and other intangibles	(91,641)	(58,817)
Other	(917)	—

Total deferred tax liabilities	(105,521)	(71,549)

Deferred tax assets:
Accrued liabilities	9,545	8,389
Other	2,077	1,394
Net operating tax loss carryforward	4,450	3,669

Total deferred tax assets	16,072	13,452

Net deferred tax liabilities	$(89,449)	$(58,097)

At December 31, 2006, net operating loss carry forwards for U.S. federal income tax purposes have been fully utilized, excluding net operating loss carry forwards related to 3CI. Stericycle acquired 3CI’s net operating loss carry forwards during 2006 and as a result has a remaining net operating loss carry forward for federal and state purposes of $11.1 million, which began to expire in 2006.

We have a foreign tax credit of approximately $0.3 million, which will begin to expire beginning in 2010. Undistributed earnings of foreign subsidiaries are considered permanently invested, and therefore no U.S. deferred taxes are recorded thereon. The cumulative amounts of such earnings are $41.0 million at December 31, 2006, and it was not practicable to estimate the U.S. withholding tax thereon assuming repatriation.

In accordance with SFAS No. 109 “Accounting for Income Taxes” our deferred tax liabilities have been increased to reflect differences in the tax and book basis of certain intangible assets, primarily related to the acquisition of The Sterile Technologies Group, Ltd., (“STG”). We have net operating loss carry forwards for state income tax purposes of $3.9 million, which expire through 2018.

We are currently evaluating the impact of the adoption of FIN 48; however we do not expect that it will have a material impact on our consolidated financial statements.

Note 4—Acquisitions and Divestiture

During the year ended December 31, 2006, we completed 16 acquisitions, of which seven were domestic and nine were international. We completed one acquisition in Canada, six in Mexico, one Ireland and one in Argentina. The largest of our acquisitions during the year was The Sterile Technologies Group Limited in Ireland (“STG”). We acquired all of the stock of STG for approximately $131.0 million, of which $114.0 million was paid in cash and $17.0 million was paid by the assumption of debt. None of our 16 acquisitions during 2006 was significant to our operations individually or in the aggregate. We intend to continue to seek opportunities to acquire businesses that expand our national networks in the United States and internationally and increase our customer base. We believe that our acquisitions will enable us to improve our operating efficiencies through increased utilization of our service infrastructure.

The aggregate net purchase price of these acquisitions was approximately $194.9 million, of which approximately $164.0 million was paid in cash, $30.1 million was paid by the issuance of notes payable and $0.8 million was paid by the issuance of shares of our common stock.

As of December 31, 2006 the valuation of certain goodwill and intangible assets associated with the acquisitions are preliminary and have not been finalized.

During the year ended December 31, 2005 we completed 22 acquisitions, of which 13 were domestic and nine were international. We completed seven acquisitions in Mexico and two in the United Kingdom. NNC Group, LLC in Indiana and Universal Solution International, Inc. (“USI”) in North Carolina were our two largest acquisitions during the year. In connection with the USI acquisition, we sold selected assets of USI’s consumer products division to Carolina Supply Chain Services LLC for $12.3 million, of which $10.3 million was the net amount received in cash with $2.0 million being held in escrow. None of our 22 acquisitions during 2005 was significant to our operations individually or in the aggregate.

The aggregate net purchase price of these acquisitions was approximately $189.4 million, of which approximately $139.7 million was paid in cash and $49.7 million was paid by the issuance of notes payable.

During the year ended December 31, 2004 we completed six acquisitions, of which two were domestic and four were international. We completed one acquisition in the United Kingdom and three in Mexico. The largest of our acquisitions during the year was White Rose Environmental Ltd in the United Kingdom. None of our six acquisitions during 2004 was significant to our operations individually or in the aggregate.

The aggregate net purchase price of these acquisitions was approximately $90.6 million, of which approximately $72.4 million was paid in cash, $17.8 million was paid by the issuance of notes payable and $0.4 million was paid by the issuance of unregistered shares of our common stock.

For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting. The total purchase price for 2006, 2005 and 2004 of $194.9 million, $189.4 million and $90.6 million, respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. In certain cases, the purchase price is or was subject to downwards adjustment if revenues from customer contracts acquired failed to reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. Goodwill was recorded in the amounts of $119.3 million and $170.0 million during the years of 2006 and 2005, respectively. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition.

Note 5—Long Term Debt

Long-term debt consists of the following at December 31:

	2006	2005
	(in thousands)
Obligations under capital leases	$617	$1,209
Senior Credit Facility	387,265	291,669
Notes Payable	77,914	68,007

	465,796	360,885
Less: Current Portion	22,681	12,044

Total	$443,115	$348,841

Payments due on long-term debt excluding capital lease obligations, during each of the five years subsequent to December 31, 2006 are as follows:

(in thousands)
2007	$22,306
2008	13,422
2009	10,222
2010	12,408
2011	400,286
Thereafter	6,535

$465,179

We paid interest of $27.6 million, $13.5 million and $11.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheets is as follows at December 31:

	2006	2005
	(in thousands)
Machinery and Equipment	$142	$401
Vehicles	6,123	5,936
Less: Accumulated depreciation and amortization	(5,853)	(5,831)

	$412	$506

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows (in thousands):

2007	$447
2008	102
2009	68
2010	44
2011	28

Total minimum lease payments	689
Less amounts representing interest	(72)

Present value of net minimum lease payments	617
Less: Current portion	375

Long-term obligations under capital leases	$242

Senior Credit Facility

In July 2006 we, and certain of our subsidiaries, entered into a new credit agreement with Bank of America, N.A., and other lenders party to the credit agreement. The new credit agreement is in effect an amendment of our prior senior unsecured credit facility.

The new credit agreement (i) reduces our costs of borrowing by using a more favorable pricing grid; (ii) increases our revolving credit facility from $550 million to $650 million; (iii) increases the “accordion” (the amount for which we may request an increase in the size of our revolving credit facility) from $100 million to $200 million; (iv) increases the letter of credit sublimit from $150 million to $200 million; (v) increases the foreign currency sublimit from $125 million to $200 million; (vi) increases the debt-to-EBITDA covenant from 3.00:1.00 to 3.75:1.00; and (vii) extends the maturity date of our borrowings from June 30, 2010 to July 31, 2011.

The new credit agreement reduces our costs of borrowing by reducing the applicable margin that is added to the relevant interest rate that we are charged. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. Under the new credit agreement, the applicable margin is based on (i) our consolidated leverage ratio, or, if our long-term non-credit enhanced debt has been rated by Standard & Poors, (ii) our S&P debt rating, whichever margin is more favorable to us. As of December 31, 2006, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans.

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

As of December 31, 2006, we had $387.3 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $9.3 million. In addition, we had $48.8 million committed to outstanding letters of credit. As of December 31, 2006 the weighted average rate of interest on the unsecured revolving credit facility was 6.08% per annum.

In June 2005, we obtained a $400.0 million senior unsecured revolving credit facility maturing in June 2010 in place of our then existing senior secured credit facility. The new credit facility reduced the interest rates that we are charged by reducing the applicable margin that is added to the relevant interest rate. The new credit facility also allowed us to borrow in pre-approved currencies other than United States dollars. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our consolidated leverage ratio. As of December 31, 2005, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans. This unsecured credit facility was replaced in July 2006 with the new unsecured credit facility discussed above.

As of December 31, 2005, we had $291.7 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $5.2 million. In addition, we had $65.9 million committed to outstanding letters of credit. At December 31, 2005, the weighted average rate of interest on the unsecured revolving credit facility was 4.99% per annum.

Notes Payable

At December 31, 2006 we had promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $77.9 million. We had $49.1 million of notes with a fixed interest rate and $28.8 million with a floating interest rate. The weighted average interest rate on these notes was 6.21%. The weighted average maturity was approximately 4.4 years.

At December 31, 2005 we had promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $68.0 million. We had $53.3 million of notes at a fixed rate and $14.7 million at a variable rate. The weighted average interest rate on these notes was 5.30%. The weighted average maturity was approximately 4.2 years.

Guarantees

We have guaranteed a loan to the Aozora Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd. (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their waste management business and has a five-year loan with a current balance of $4.8 million with the Aozora Bank that expires in June 2009. Management currently believes no amount will be paid under the guarantee.

Note 6—Accrued Liabilities

Accrued liabilities at December 31 consist of the following items (in thousands):

	2006	2005
Accrued compensation	$13,507	$7,394
Accrued vacation	5,038	5,596
Accrued insurance	15,214	12,075
Accrued income tax	18,328	3,950
Accrued interest	1,840	2,684
Accrued professional liabilities	2,503	3,105
Accrued liabilities-other	19,004	13,646

Total accrued liabilities	$75,434	$48,450

Note 7—Derivative Instruments

In July 2004, we entered into four forward contracts, of which two have settled, to hedge a GBP Sterling-based intercompany loan between our US-based subsidiary, Stericycle International L.L.C. and our subsidiary in the United Kingdom, Stericycle International Ltd. The subsidiary borrowed the funds for the purchase of White Rose. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009. Initially, we did not elect hedge accounting on the forward contracts and had been recognizing the change in value of the hedges through other income (expense). This amount was generally offset by the currency adjustment to the intercompany receivable. During 2004 the cost of the forward contract was immaterial to our net income.

On October 1, 2005, we prospectively designated these existing forward contracts as cash flow hedges and are using hedge accounting. The objective of our cash flow hedges is to offset the foreign exchange risk to the U.S. dollar equivalent cash inflows on the settlement of the GBP denominated intercompany loan. We expect the income related to this hedge accounting election will be $0.1 million, recognized over the remaining life of the contracts through interest income. During 2006 and 2005 the cost of the forward contracts recognized was immaterial to our net income. At December 31, 2006, the fair market value of the hedge was recorded as a liability of $2.3 million in other long term liabilities. As of December 31, 2006, the total notional amount of hedges outstanding is GBP 11.0 million. At December 31, 2006 the hedges were determined to be 100% effective.

Note 8—Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In 2006 and 2005 we performed our annual impairment evaluations and determined that there was no impairment. At December 31, 2006 and 2005, we had $32.2 million and $18.5 million, respectively, of indefinite lived intangibles that consist of environmental permits for which we performed an annual impairment test, and determined there was no impairment.

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 was as follows (in thousands):

	United States	Foreign Countries	Total
Balance as of January 1, 2005	$475,581	$41,227	$516,808
Goodwill acquired during year	145,915	24,035	169,950
Effect of currency fluctuation on carrying value	—	(1,589)	(1,589)

Balance as of December 31, 2005	621,496	63,673	685,169
Goodwill acquired during year	26,028	93,311	119,339
Effect of currency fluctuation on carrying value	—	9,465	9,465

Balance as of December 31, 2006	$647,524	$166,449	$813,973

According to SFAS 142, other intangible assets will continue to be amortized over their useful lives.

During the year ended December 31, 2006 we recorded at fair value the intangibles acquired in connection with our acquisitions of Universal Solutions International Inc., NNC Group LLC, One Source, Mr. Shredding Waste Management LTD., STG, and Nicklin Associates Inc., and assigned an estimate for the intangible valuation of customer relationships with respect to acquisitions completed during the fourth quarter of 2006.

In 2006, we assigned $41.2 million to customer relationships with amortization periods of 20 to 40 years, $13.6 million to facility environmental permits with indefinite lives, $0.3 million to non-compete agreements with amortization periods of one to five years and $0.2 million to proprietary technology with an amortization period of three years.

During the year ended December 31, 2005 we recorded at fair value the intangibles acquired in connection with our acquisitions of Sanford Motors, Iowa Regulated waste Reduction Center, Automated Health Technologies, L.L. Horizons, Bio-Med Tech, Envirotech, Bio Clean, Medical Systems, Med Trac, and the acquisitions completed by our United Kingdom and Mexican subsidiaries. We assigned $13.3 million to customer relationships with amortization periods of 20 to 40 years, $1.7 million to facility environmental permits with indefinite lives and $0.4 million to non-compete agreements with amortization periods of one to five years. We also had a $1.8 million write-off and a corresponding reduction in the accumulated amortization of $0.4 million related to the unamortized portion of a license agreement that was effectively terminated.

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

As of December 31, the value of the amortizing intangible assets were as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amounts
	2006	2005	2006	2005	2006	2005
Non-compete	$7,184	$6,881	$6,357	$6,046	$827	$835
Customer relationships	83,330	40,978	4,355	2,385	78,975	38,593
Tradenames	3,754	3,575	297	274	3,457	3,301
License agreement	500	500	308	208	192	292
Other	341	141	137	52	204	89

Total	$95,109	$52,075	$11,454	$8,965	$83,655	$43,110

During the year ended December 31, 2006, 2005 and 2004 the aggregate amortization expense was $3.0 million, $1.6 million, and $2.4 million respectively. The estimated amortization expense, in thousands, for each of the next five years is as follows for the years ended December 31:

2007	$3,021
2008	2,767
2009	2,615
2010	2,609
2011	2,588

Note 9—Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next twelve years. The leases for most of the properties contain renewal provisions.

Rent expense for 2006, 2005, and 2004 was $28.7 million, $25.8 million and $21.2 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2006 for each of the next five years and in the aggregate are as follows:

(In thousands)
2007	$31,196
2008	26,243
2009	22,615
2010	17,439
2011	11,740
Thereafter	26,713

$135,946

Note 10—Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share data)
Numerator:
Net income	$105,270	$67,154	$78,178

Denominator:
Denominator for basic earnings per share-weighted-average shares	44,075,036	44,284,580	44,250,913
Effect of dilutive securities:
Employee stock options	1,031,222	1,025,822	1,142,564
Warrants	282	107	8,613
Convertible preferred stock	—	—	793,807

Dilutive potential common shares	1,031,504	1,025,929	1,944,984

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	45,106,540	45,310,509	46,195,897

Basic net income per share	$2.39	$1.52	$1.77

Diluted net income per share	$2.33	$1.48	$1.69

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 11.

In 2006, 2005, and 2004, options and warrants to purchase 782,932 shares, 33,208 shares and 55,719 shares, respectively, at exercise prices of $35.05-$72.52, $44.22-$62.21 and $46.95-$51.14, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 11—Stock Based Compensation

Stock Plans

We have adopted five stock option plans: (i) the 2005 Incentive Stock Option Plan (the “2005 Plan”), which our stockholders approved in April 2005; (ii) the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which our Board of Directors adopted in February 2000; (iii) the 1997 Stock Option Plan (the “1997 Plan”), which our stockholders approved in April 1997; (iv) the Directors Stock Option Plan (the “Directors Plan”), which our shareholders approved in July 1996 (prior to our initial public offering in August 1996); and (v) the 1995 Incentive Compensation Plan (the “1995 Plan”), which our stockholders approved in September 1995. The 1995 Plan expired in July 2005, the Directors Plan expired in May 2006, and the 1997 Plan will expire in January 2007; and no additional options may be granted under any of these three plans.

The 2005 Plan authorizes awards of stock options and stock appreciation rights for a total of 2,400,000 shares; as amended, the 2000 Plan authorizes stock option grants for a total of 3,500,000 shares; the 1997 and 1995 Plans each authorized stock option grants for a total of 3,000,000 shares; and as amended, the Directors Plan authorized stock option grants for a total of 1,170,000 shares.

The 2005 Plan provides for the grant of nonstatutory stock options (“NSOs”) and incentive stock options intended to qualify under section 422 of the Internal Revenue Code (“ISOs”) as well as stock appreciation rights; the 2000 Plan provides for the grant of NSOs; the 1997 and 1995 Plans each provided for the grant of NSOs and ISOs; and the Directors Plan provided for the grant of NSOs.

The 2005 Plan authorizes awards to our officers, employees and consultants and, following the expiration of the Directors Plan in May 2006, to our directors; the 2000 Plan authorizes stock option grants to our employees and consultants but not to our officers and directors; the 1997 and 1995 Plans each authorized stock option grants to our officers, directors, employees and consultants; and the Directors Plan authorized stock option grants to our outside directors.

These shares, which include both shares available for option grants under the 2005 Plan, 2000 Plan, and 1997 Plan and shares granted as options under all five of our plans but not yet exercised, have been reserved as follows at December 31, 2006:

1995 Plan options	338,320
1996 Directors Plan options	278,122
1997 Plan options	690,361
2000 Plan options	1,763,218
2005 Plan options	2,398,144
Warrants	11,000

Total shares reserved	5,479,165

Employee Stock Purchase Plan

In October 2000, our Board of Directors adopted the Stericycle, Inc. Employee Stock Purchase Plan (the “ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 300,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. We recognized compensation expense for the ESPP, which is reflected in the statement of income. Every employee who has completed one year’s employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2006, 2005 and 2004, 20,498 shares, 18,572 shares and 20,363 shares, respectively, were issued through the ESPP.

Stock Based Compensation Expense

As a result of adopting SFAS No. 123R, our net income for 2006 was $6.5 million less than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net income per share during the year ended December 31, 2006 of $2.39 and $2.33, respectively, were negatively impacted by $0.15 and $0.14, respectively, due to the adoption of SFAS No. 123R.

We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006. This compensation expense was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Since the adoption of SFAS No. 123R, there have been no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant- date fair value determined in accordance with the provisions of SFAS 123R. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the year ended December 31, 2006, we recognized compensation expense of $10.3 million for stock options and $0.3 million for the ESPP, which is reflected in the statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with APB No. 25 and followed the disclosure requirements of SFAS No. 123. Under APB 25, we accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in our statement of income because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Options granted were valued using the Black-Scholes option-pricing model for SFAS No. 123 purposes as well as the following pro forma disclosure assuming the SFAS No. 123 fair value method was used.

The following table sets forth the computation of basic and diluted loss per share and illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Stock options expense included in net income	$16	$13

As reported net income	$67,154	$78,178
Pro forma impact of stock options, net of tax	(5,940)	(5,540)
Pro forma impact of employee stock plan, net of tax	(127)	(111)

Pro forma net income	$61,087	$72,527

Earnings per share
Basic—as reported	$1.52	$1.77

Basic—pro forma	$1.38	$1.64

Diluted—as reported	$1.48	$1.69

Diluted—pro forma	$1.36	$1.58

The following table presents the total stock-based compensation expense resulting from stock option awards and ESPP included in the consolidated statements of income:

Stock-based compensation expense	Year Ended December 31, 2006
(in thousands)
Cost of revenues—stock option plan	$784
Selling, general and administrative—stock option plan	9,521
Selling, general and administrative—employee stock purchase plan	305

Total	$10,610

As of December 31, 2006, there was $18.2 million of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.77 years.

Stock Options

Options granted to officers and employees generally vest over five years. During 2006 and 2005, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. During 2004, options granted to officers and employees generally vested at the rate of 20% of the option shares on the first anniversary of the option grant date and then at the rate of 1/60 of the option shares for each of the next 48 months. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the year ended December 31, 2006 is summarized as follows:

	2006		2005		2004
	Number of options	Weighted average exercise price per share	Number of options	Weighted average exercise price per share	Number of options	Weighted average exercise price per share
Outstanding at beginning of year	3,592,849	$33.24	3,420,298	$27.13	$3,653,799	$21.02
Granted	872,268	60.92	897,687	48.44	805,069	44.74
Exercised	(756,608)	20.95	(646,035)	21.19	(797,946)	16.13
Forfeited	(185,050)	49.13	(77,318)	39.79	(240,624)	29.26
Cancelled or expired	(4,804)	18.47	(1,783.00)	42.20	—	—

Outstanding at end of year	3,518,655	$41.92	3,592,849	$33.24	$3,420,298	$27.13

Exercisable at end of year	1,674,095	$30.78	1,840,013	$23.91	$1,770,681	$20.03

Available for future grant	1,949,510		2,931,528		1,349,114

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2006. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the year ended December 31, 2006 was $34.0 million.

Outstanding options at December 31, 2006 had a weighted average remaining contractual life of 7.0 years with an aggregate intrinsic value of $118.1 million. Exercisable options at December 31, 2006 had a weighted average remaining contractual life of 5.6 years with an aggregate intrinsic value of $74.9 million.

Options outstanding and exercisable as of December 31, 2006 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life In Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.375-$15.203	442,687	3.54	$11.99	442,687	$11.99
$20.180-$27.370	363,885	4.94	26.29	338,353	26.21
$30.699-$35.050	375,350	6.05	34.88	261,123	34.83
$35.430-$41.000	171,075	6.08	38.10	139,138	38.16
$41.800-$44.220	452,002	7.14	44.16	228,415	44.18
$44.800-$45.290	44,872	7.91	45.26	11,892	45.27
$45.400-$45.800	564,701	8.12	45.79	97,026	45.77
$45.850-$58.880	177,321	7.89	49.28	122,163	48.18
$59.080-$59.080	578,455	9.09	59.08	8,925	59.08
$59.180-$72.520	348,307	9.31	63.92	24,373	60.35

	3,518,655	7.03	$41.92	1,674,095	$30.78

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. The expected term of options granted is based on historical experience. Expected volatility is based upon volatility experience. The expected dividend yield is zero. The risk-free interest rate is based on the average of the U.S. Treasury three and five-year yield rates. Assumptions used in the Black-Scholes model are presented below:

	Year Ended December 31,
	2006	2005	2004
Stock options granted	872,268	897,687	805,069
Weighted average grant date fair value	$17.81	$14.52	$15.57
Expected term ( in years)	4.5	4.3	4.7
Expected volatlity	28.87%	32.00%	42.00%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	4.83%	4.05%	3.43%

Note 12—Preferred Stock and Warrants

Preferred Stock

At December 31, 2006 and 2005 we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

Warrants

In September 2003, in connection with an acquisition, we issued warrants to purchase 1,000 shares of our common stock. The warrants will become exercisable in September 2008. The exercise price of the warrants is $47.25 per share. At December 31, 2006 all of the warrants were outstanding.

In October 2006, in connection with an acquisition, we issued warrants to purchase 10,000 shares of our common stock. The exercise price of the warrants is $70.66 per share. At December 31, 2006 all of the warrants were outstanding.

Note 13—Employee Benefit Plan

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,500 per annum. Our contributions for the years ended December 31 2006, 2005 and 2004 were approximately $1.5 million, $1.3 million and $1.3 million, respectively.

Note 14—Non-Consolidating Joint Ventures

We have an investment in a joint venture, Medam, B.A. Srl, an Argentine corporation, which was formed to utilize our ETD technology to treat regulated waste primarily in the Buenos Aires market. Our investment in the joint venture was $2.1 million and $2.6 million at December 31, 2006 and 2005 respectively, which is included in other long-term assets. In addition we have an intercompany loan with a balance of $1.6 million and $1.1 million at December 31, 2006 and 2005 respectively, which is not eliminated in consolidation.

In 2006, 2005 and 2004, we recorded $0.5 million, $0.3 million and $0.2 million, respectively, of equity losses related to the above joint venture, which was recorded in the other income (expense).

During January 2004 we sold our minority interest investment in Evertrade Regulated Waste (Pty) Ltd, a South African company and the associated current receivables and loans due from the joint venture to Reno Africa PTE Ltd for cash and an $8.1 million note receivable. During the fourth quarter of 2005 the remaining unpaid note balance was $2.5 million. During December 2005 we determined that the issuer of the note would be unable to generate the remaining cash to pay off the note receivable and therefore we wrote-off the remaining $2.5 million balance as uncollectible at December 31, 2005.

Note 15—Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

United Kingdom Competition Commission. In June 2006, the United Kingdom Office of Fair Trading (“OFT”) referred to the United Kingdom Competition Commission (the “Competition Commission”) the acquisition by our subsidiary, Stericycle International, LLC, in February 2006 of all of the stock of The Sterile Technologies Group Limited (“STG”), an Irish company providing regulated waste management services in Ireland and the United Kingdom. Under the terms of the OFT’s referral, the Competition Commission was to decide whether, as a result of the STG acquisition, there has been or is expected to be a substantial lessening of competition in one or more markets in the United Kingdom for healthcare risk waste services, and if so, what remedial or other actions, if any, should be taken or recommended by the Competition Commission.

On October 19, 2006, the Competition Commission issued provisional findings that the STG acquisition has resulted, or may be expected to result, in a substantial lessening of competition in the market for healthcare risk waste services requiring incineration in five geographical areas. The Competition Commission also issued a notice of possible remedies, including (i) a complete divestiture of STG’s operations in England and Wales, (ii) a complete divestiture of STG’s incinerators in England and Wales or (iii) a divestiture of STG’s incinerators serving customers in the affected geographical areas.

On December 12, 2006, the Competition Commission published its final report on the STG acquisition. The Competition Commission confirmed its provisional findings and concluded that the STG acquisition has resulted, and may be expected to continue to result, in a substantial lessening of competition in the market for healthcare risk waste services requiring incineration in five geographical areas of England and Wales: northern England, the north Midlands, north Wales, the West Midlands and southeast Wales.

The Competition Commission accepted as a remedy our proposal to be allowed an initial period in which to sell three STG incinerators serving the affected geographical areas together with the associated customer contracts, subject to the Competition Commission’s approval of the terms of sale and suitability of the purchaser. We completed the sale of the three incinerators in February 2007, within the period allowed by the Competition Commission.

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

We recorded the settlement as a new line item, 3CI legal settlement, under “Other income (expense)” on our consolidated statements of income for 2005. The amount recorded represented the $32.5 million settlement payment plus our legal fees and expenses of $5.9 million, less $1.9 million that we allocated to the shares of 3CI common stock to be transferred to us upon final approval of the settlement and recorded in goodwill. We accounted for the acquisition of these shares under purchase accounting. We determined that the fair value of these shares was $1.9 million on the basis of our determination that approximately 3,161,000 shares would be transferred to us upon the court’s final approval of the settlement and that the value of each share was $0.60. A value of $0.60 per share was consistent with the trading price of 3CI common stock during the months preceding the preliminary settlement in November 2005 and is the value that was used by the court as “purchase consideration” as described in the next paragraph.

In December 2005, the court preliminarily approved the settlement. The court preliminarily allocated the $32.5 million of settlement proceeds principally to (i) payment of fees and expenses to counsel for the plaintiff class of approximately $11.3 million and (ii) distribution to class members of settlement proceeds of approximately $20.0 million. Of the distribution to class members, a “purchase consideration” component of $0.60 per share would be distributed to class members who still owned their shares of 3CI stock when the preliminary settlement received final approval, and a “damages consideration” component would be distributed to class members in proportion to the time that they held shares of 3CI stock during the class period (September 30, 1998 through February 10, 2005).

The court gave final approval to the preliminary settlement in March 2006. In April 2006, following the expiration of the period in which an appeal from the court’s order could be filed, we completed a “short-form” merger of our subsidiary, Waste Systems, Inc., into 3CI, with 3CI as the surviving corporation. As a result, 3CI became a direct, wholly-owned subsidiary of ours.

The 3CI litigation alleged that we, Waste Systems, Inc. and the four directors of 3CI who were or had been serving as our designees (and who also were or had been officers or directors of ours) breached our fiduciary duties, oppressed the minority stockholders and unjustly enriched Stericycle at the expense of 3CI and its other shareholders. The plaintiffs alleged that we wrongfully diverted 3CI’s cash and assets, manipulated and increased 3CI’s debt to Waste Systems, Inc., wrongfully increased our direct and indirect ownership of 3CI, forced 3CI to declare significant cash dividends on its preferred stock payable to Waste Systems, Inc., usurped 3CI’s corporate opportunities, misappropriated 3CI’s customers, unfairly competed with 3CI, and operated 3CI with the goal of maximizing our profitability and furthering a plan to integrate its operations with ours. The plaintiffs sought, among other relief, actual and punitive damages and an order requiring the buyout of 3CI’s minority shareholders.

Other Litigation. In Australia, we are in arbitration with SteriCorp Limited over the ETD equipment that we sold to them. Discovery is concluding. We currently expect that the arbitration hearing will be held during the second quarter of 2007.

During 2005, we were in arbitration regarding various disputes under an exclusive marketing and distribution license agreement with a licensor of software. The licensor claimed, among other things, that our license had ceased to be exclusive because of our failure to pay minimum royalties under the license agreement and we claimed, among other things, that the licensor’s actions entitled us to rescind the license agreement and to be repaid the $1.8 million license fee that we had paid. On March 1, 2006, the arbitrator awarded the licensor $0.4 million in damages for breach of the license agreement and denied all of the parties’ other claims, including our claim for rescission, and the license agreement was effectively terminated. As a result of the arbitrator’s decision we wrote-off the remaining $1.4 million unamortized portion of our license intangible asset as of December 31, 2005.

Note 16—Products and Services and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are Foreign Medical Waste Management Services (“Foreign Countries”), Domestic Medical Waste Management Services, and Domestic Returns Management Services. We have aggregated Domestic Medical Waste Management Services and Domestic Returns Management Services into one reportable segment “United States”, based on our consideration of the following aggregation criteria:

•	the same services are provided,

•	the same types of customers are serviced,

•	the same types of collection, transportation and processing methods are utilized,

•	their regulatory environments are similar but vary based upon country specific regulations, and

•	they employ the same sales and marketing techniques and activities.

Our two reportable segments are United States and Foreign Countries.

Our foreign operations have material revenues and long lived assets in Europe, which consists of the United Kingdom and Ireland. Summary information for our reportable segments is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
United States	$616,436	$508,247	$449,501

Europe	128,743	69,098	34,970
Other foreign countries	44,458	32,112	31,757

Total Foreign Countries	173,201	101,210	66,727

Total	$789,637	$609,457	$516,228

Income before income taxes:
United States	$150,820	$102,286	$119,387
Foreign Countries	21,754	9,694	9,177

Total	$172,574	$111,980	$128,564

Total assets:
United States	$1,016,146	$978,027	$775,476
Foreign Countries	311,760	69,633	58,665

Total	$1,327,906	$1,047,660	$834,141

Long-lived assets:
United States	$895,299	$859,497	$689,178

Europe	168,007	23,617	10,291
Other foreign countries	45,998	20,504	19,180

Total Foreign Countries	214,005	44,121	29,471

Total	$1,109,304	$903,618	$718,649

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Regulated medical waste management services	$557,927	$495,469	$448,485
Regulated returns management services	58,509	12,778	1,016

Total Revenues	$616,436	$508,247	$449,501

Net interest expense	23,406	11,621	9,340

Write-down of investment in securities	1,000	—	—
Debt extinguishment and refinancing	—	197	4,574
3CI settlement of class action litigation(2005) /proceeds from insurance (2006)	(1,025)	36,481	—
Licensing legal settlement	—	1,823	—
Income before income taxes	150,820	102,286	119,387
Income taxes	63,524	41,298	50,136

Net income	$87,296	$60,988	$69,251

Depreciation and amortization	$19,893	$16,317	$17,029
Capital expenditures	$25,556	$20,011	$27,965

Detailed information for our Foreign Countries reporting segment is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Regulated medical waste management services	$172,653	$100,147	$58,590
Proprietary equipment and technology license sales	548	1,063	8,137

Total revenue	$173,201	$101,210	$66,727
Net interest expense	3,655	626	1,288
Debt extinguishment and refinancing	—	250	—
Income before income taxes	21,754	9,694	9,177
Income taxes	3,780	3,528	250

Net income	$17,974	$6,166	$8,927

Depreciation and amortization	$7,143	$5,114	$4,774
Capital expenditures	$10,858	$6,303	$5,347

Note 17—Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2006 and 2005 (in thousands, except for per share amounts):

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
Revenues	$179,249	$198,424	$203,267	$208,697
Gross profit	78,753	87,561	90,523	93,030
Income from operations	44,746	49,961	53,035	54,021
Write-down of investment in securities	—	1,000	—	—
*Basic earnings per common share	0.53	0.57	0.62	0.65
*Diluted earnings per common share	0.52	0.56	0.61	0.64

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Revenues	$140,578	$149,148	$153,176	$166,555
Gross profit	60,933	65,279	67,588	74,237
Income from operations	39,095	41,983	41,952	45,325
3CI legal settlement	—	—	—	36,481
Licensing legal settlement	—	—	—	1,823
Write-down of note receivable with former joint venture	—	—	—	2,495
Net income (loss)	21,815	22,982	23,383	(1,026)
*Basic earnings per common share	0.49	0.52	0.53	(0.02)
*Diluted earnings per common share	0.48	0.51	0.52	(0.02)

•

The fourth quarter of 2005 includes $36.5 million ($23.4 million after tax) in 3CI legal settlement expenses, $1.8 million ($1.1 million after tax) in licensing legal settlement, $2.5 million ($1.5 million after tax) in non-cash write-down of a note receivable with a former joint venture.

•	Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

Note 18—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income balances are as follows (in thousands):

	Currency translation adjustments	Unrealized gains (losses) on cash flow hedges (in thousands)	Total accumulated other comprehensive income
Ending balance December 31, 2003	$530	$0	$530
Fiscal 2004 change	1,934	(3)	1,931

Ending balance December 31, 2004	2,464	(3)	2,461
Fiscal 2005 change	(1,817)	(98)	(1,915)

Ending balance December 31, 2005	647	(101)	546
Fiscal 2006 change	4,350	333	4,683

Ending balance December 31, 2006	$4,997	$232	$5,229

Note 19—Subsequent Event

On February 17, 2007 we completed the sale of three incinerators that we acquired in our acquistion of STG in February 2006. These assets, part of the Foreign Countries operating segments, are presented on our balance sheet as “Asset group held for sale” and “Liability group held for sale” and include a preliminary allocation of intangibles. The divestiture of these incinerators was required by the United Kingdom Competition Commission (see Note 15-Legal Proceedings). The sale price was approximately $26.5 million in cash, and we do not anticipate recording a material gain or loss during the quarter ending March 31, 2007.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

(in thousands)

	Balance 12/31/03	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/04
Allowance for doubtful accounts	$4,149	$763	$175	$(899)	$4,188
Accrued severance and closure costs	15	(15)	—	—	—
Deferred tax valuation allowance	$922	$—	$—	$—	$922

	Balance 12/31/04	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/05
Allowance for doubtful accounts	$4,188	$2,645	$1,215	$(3,238)	$4,810
Deferred tax valuation allowance	$922	$—	$—	$(922)	$—

	Balance 12/31/05	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/06
Allowance for doubtful accounts	$4,810	$4,194	$48	$(3,641)	$5,411

(1)	Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition and currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure.

None.

Item 9A. Controls and Procedures

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

(b) Internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included in Item 8.

(c) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls during the quarter ended December 31, 2006.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 16, 2007, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 16, 2007, to be filed pursuant to Regulation 14A.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Executive Compensation” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 16, 2007, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Executive Compensation” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 16, 2007 to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

No information is required by this Item.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and the audit of our internal controls over financial reporting, and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2006 were approximately $1.1 million. This amount includes approximately $34,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico and approximately $197,000 for the specific scope audit and statutory audit of our subsidiary operating in the United Kingdom.

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2005 were approximately $1.0 million. This amount includes approximately $34,000 for the statutory audit of the financial statements of our subsidiary operating in Puerto Rico and approximately $63,000 for the specific scope audit and statutory audit of our subsidiary operating in the United Kingdom.

Audit Related Fees

In the years ended December 31, 2006 and 2005 Ernst & Young LLP did not bill us for any audit related fees. Ernst & Young LLP did not perform any other assurance or related services during either of these two fiscal years.

Tax Fees

Ernst & Young LLP did not provide any tax compliance, tax advice or tax planning services to us during the fiscal years ended December 31, 2006 and 2005.

All Other Fees

In 2006 we subscribed to the Ernst & Young online research tool at a cost of $2000.

Ernst & Young LLP did not provide any other services to us during the fiscal years ended December 31, 2006 and 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedule and Exhibits

We have filed the following financial statements and financial statement schedule as part of this report:

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

We have filed the following exhibits with this report:

Exhibit Index	Description	Filed with Electronic Submission
3.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our 1996 Form S-1)

3.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)

3.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)

3.4*	Amended and restated bylaws (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2006)

4.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our 1996 Form S-1)

10.1*	Credit Agreement dated as of July 31, 2006 entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and letter of credit issuer, other lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., Fortis Capital Corp. and The Royal Bank of Scotland plc, as co-documentation agents, with Banc of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to our current report on Form 8-K filed August 4, 2006)

10.2*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.3*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)

10.4*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.5*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)

10.6*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3)

10.7*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)

10.8*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)

10.9*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)

10.10*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)

10.11*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)

Exhibit Index	Description	Filed with Electronic Submission
10.12*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))

10.13*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353)

10.14†	Form of stock option agreement for option grant under 1997 Plan, 2000 Plan and 2005 Plan (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for 2005)

10.15†	Form of stock option agreement for bonus conversion option grant under 1997 Plan, 2000 Plan and 2005 Plan (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for 2005)

10.16*†	Employee Stock Purchase Plan (“ESPP”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66544)

10.17*†	First amendment to ESPP (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2002)

10.18*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)

10.19†	First amendment to Plan of Compensation for Outside Directors	x

14	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)

21	Subsidiaries	x

23	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

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

Date: March 1, 2007.

Stericycle, Inc.

By	/s/ MARK C. MILLER
Mark C. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JACK W. SCHULER Jack W. Schuler	Chairman of the Board of Directors	March 1, 2007

/s/ MARK C. MILLER Mark C. Miller	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 1, 2007

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	March 1, 2007

/s/ WILLIAM K. HALL William K. Hall	Director	March 1, 2007

/s/ JONATHAN T. LORD, M.D. Jonathan T. Lord, M.D.	Director	March 1, 2007

/s/ JOHN PATIENCE John Patience	Director	March 1, 2007

/s/ THOMAS R. REUSCHÉ Thomas R. Reusché	Director	March 1, 2007

/s/ L. JOHN WILKERSON, PH.D. L. John Wilkerson, Ph.D.	Director	March 1, 2007

/s/ PETER VARDY Peter Vardy	Director	March 1, 2007