Form 10-Q
period 2007-03-31
STERICYCLE INC
filed 2007-05-10
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [X] Accelerated filer [  ]  Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES [  ]  NO [X ]

As of May 7, 2007 there were 43,837,314 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.
Table of Contents

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

March 31,

December 31,

2007

2006

(Unaudited)

(Audited)

ASSETS

Current Assets:

Cash and cash equivalents

$

18,094

$

13,492

Short-term investments

1,859

2,548

Accounts receivable, less allowance for doubtful accounts

of $5,349 in 2007 and $5,411 in 2006

125,428

130,354

Deferred tax assets

13,579

16,072

Asset group held for sale

--

33,674

Other current assets

                     22,975

                     22,462

Total Current Assets

                   181,935

                   218,602

Property, Plant and Equipment, net

166,783

156,953

Other Assets:

Goodwill

828,599

813,973

Intangible assets, less accumulated amortization of

$12,203 in 2007 and $11,454 in 2006

124,665

115,879

Notes receivable

14,109

14,546

Other

                       9,218

                       7,953

Total Other Assets

                   976,591

                   952,351

Total Assets

$              1,325,309

$              1,327,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current portion of long term debt

$

23,477

$

22,681

Accounts payable

24,793

25,033

Accrued liabilities

75,404

75,434

Deferred revenue

15,294

11,662

Liability group held for sale

                              --

                       7,221

Total Current Liabilities

                   138,968

                   142,031

Long-term debt, net of current portion

448,547

443,115

Deferred income tax

110,471

105,521

Other liabilities

13,503

12,158

Common Shareholders’ Equity:

Common stock (par value $.01 per share, 80,000,000

shares authorized, 43,764,461 issued and outstanding

in 2007, 44,251,965 issued and outstanding in 2006)

438

443

Additional paid-in capital

212,603

252,568

Accumulated other comprehensive income

4,552

5,229

Retained earnings

                   396,227

                   366,841

Total Shareholders’ Equity

                   613,820

                   625,081

Total Liabilities and Shareholders’ Equity

$              1,325,309

$              1,327,906

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data

Three Months Ended March 31,

2007

2006

Revenues

$

211,049

$

179,249

Costs and Expenses:

Cost of revenues

111,619

95,843

Selling, general and administrative expenses

36,703

31,734

Depreciation and amortization

7,138

6,295

Gain on sale of assets

(823)

--

Impairment of fixed assets

650

--

Acquisition integration expenses

                       313

                       631

Total Costs and Expenses

                155,600

                134,503

Income from Operations

                  55,449

                  44,746

Other Income (Expense):

Interest income

401

256

Interest expense

(7,700)

(5,906)

Insurance proceeds

500

--

Other expense, net

                     (553)

                      (530)

Total Other Income (Expense)

                  (7,352)

                   (6,180)

Income Before Income Taxes

48,097

38,566

Income Tax Expense

                  18,710

                  15,041

Net Income

$                29,387

$                23,525

Earnings Per Common Share:

Basic

$                    0.67

$                    0.53

Diluted

$                    0.65

$                    0.52

Weighted Average Number of Common Shares

Outstanding:

Basic

44,142,263

44,062,173

Diluted

45,218,347

45,155,925

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands

Three Months Ended March 31,

2007

2006

OPERATING ACTIVITIES:

Net income

$

29,387

$

23,525

Adjustments to reconcile net income to net cash

provided by operating activities:

Gain on sale of assets

(823)

--

Impairment of fixed assets

650

--

Stock compensation expense

2,450

2,589

Excess tax benefit of disqualifying dispositions of stock

options and exercise of non-qualified stock options

(576)

(2,256)

Depreciation

6,270

5,784

Amortization

868

511

Deferred income taxes

6,176

5,310

Changes in operating assets and liabilities, net of

effect of acquisitions and divestiture:

Accounts receivable

5,420

(2,014)

Accounts payable

(1,635)

(4,322)

Accrued liabilities

(245)

4,460

Deferred revenue

3,632

2,333

Other assets

                       1,316

                     (4,738)

Net cash provided by operating activities

                     52,890

                     31,182

INVESTING ACTIVITIES:

Payments for acquisitions and international

investments, net of cash acquired

(14,645)

(120,825)

Proceeds from maturity/(purchases) of short-term investments

689

(5,700)

Proceeds from sale of assets

26,453

--

Proceeds from sale of property and equipment

49

--

Capital expenditures

                   (10,300)

                      (7,506)

Net cash provided by/ (used in) investing activities

                       2,246

                  (134,031)

FINANCIAL ACTIVITIES:

Proceeds from issuance of note payable

--

4,582

Repayment of long-term debt

(16,200)

(8,730)

Net borrowings on senior credit facility

10,879

110,153

Principal payments on capital lease obligations

(111)

(613)

Purchase/ cancellation of treasury stock

(46,071)

(11,198)

Proceeds from other issuance of common stock

3,075

5,511

Excess tax benefit of stock options exercised

                          576

                       2,256

Net cash (used in)/ provided by financing activities

                   (47,852)

                   101,961

Effect of exchange rate changes on cash

(2,682)

824

Net increase/(decrease) in cash and cash equivalents

4,602

(64)

Cash and cash equivalents at beginning of period

                     13,492

                       7,825

Cash and cash equivalents at end of period

$                   18,094

$                     7,761

Non-cash activities:

Net issuance of notes payable for certain acquisitions

$

11,854

$

21,263

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, as filed with our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007.

NOTE 2 – ACQUISITIONS AND DIVESTITURE

During the quarter ended March 31, 2007, we completed five acquisitions, of which three were domestic medical waste businesses, one was a domestic manufacturer of containers that we use in our mail-back program for medical waste, and one was a medical waste business in Mexico.  We acquired all of the stock of one domestic business, and we acquired selected assets of the other four businesses.

The aggregate net purchase price of all our acquisitions during the quarter ended March 31, 2007 was approximately $24.4 million, of which $12.5 million was paid in cash and $11.9 million was paid by the issuance and assumption of promissory notes.  Additional cash was paid in relation to acquisitions made in 2006.  These acquisitions were not significant to our operations, either individually or in the aggregate.  The purchase price allocations have been primarily to goodwill and are preliminary pending completion of certain intangible asset valuations.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements because the purchase price reflects the complementary strategic fit that the acquired business brings to us.

In February 2007, we sold three incinerators and associated customer contracts in the United Kingdom to comply with a remedy accepted by United Kingdom Competition Commission, as we reported in our Form 10-K for 2006.  The sales price was $26.5 million and resulted in a gain of $0.8 million.  The selected assets and related liabilities are presented on our balance sheet at December 31, 2006 as “Asset group held for sale” and “Liability group held for sale”.

NOTE 3 -- INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We have adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we did not have a material impact on our consolidated financial statements.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The Internal Revenue Service (“IRS”) commenced an examination of the Company's U.S. income tax returns for year ended 2004 in the third quarter of 2006 that is anticipated to be completed by the end of the second quarter 2007.  Tax years ending in 2005 and 2006 are open and subject to examination by the IRS.  The IRS has proposed certain immaterial adjustments to our deduction for state income tax expense and currency losses.  The total amount of income tax reserves as of January 1, 2007 is $4.4 million, which includes immaterial amounts in interest and penalties and is reflected as a liability on the balance sheet. The amount of income tax reserve that, if recognized, would affect the effective tax rate is approximately $4.4 million.  At March 31, 2007, the balances have not materially changed nor do we expect a significant increase or decrease to these balances over the next twelve months.  We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

NOTE 4 -- STOCK BASED COMPENSATION

At March 31, 2007 we have stock options outstanding under the following plans: (i) the 2005 Incentive Stock Plan, which our stockholders approved in April 2005; (ii) the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which our Board of Directors adopted in February 2000; (iii) the 1997 Stock Option Plan (the “1997 Plan”), which expired in January 2007; (iv) the Directors Stock Option Plan (the “Directors Plan”), which expired in May 2006; and (v) the 1995 Incentive Compensation Plan (the “1995 Plan”), which our stockholders approved in September 1995 (and which expired in July 2005) and our employee Stock Purchase Plan (the “ESPP”) effective as of July 1, 2001, which our stockholders approved in May 2001.

Total pre-tax stock based compensation expense for the three months ended March 31,

2007, and 2006, was $2.5 million and $2.6 million, respectively, of which $2.4 million and $2.5 million related to stock options and $0.1 million and $0.1 million related to the ESPP, respectively.  Tax benefits recognized in the consolidated condensed statements of income for stock based compensation during the three months ended March 31, 2007 and March 31, 2006, were $1.0 million and $1.0 million, respectively.  In addition, the company realized excess tax benefits of $0.6 million and $2.3 million from the exercise of stock options in the three months ended March 31, 2007, and 2006, respectively.

The Black-Scholes option-pricing model is used in determining the fair value of each option grant using the assumptions noted in the table below.  The expected term of options granted is based on historical experience and represents the period of time that awards granted are expected to be outstanding.  Expected volatility is based upon historical volatility of the company’s stock.  The expected dividend yield is zero.  The risk-free interest rate is based on the average of the U.S.  Treasury three and five year yield rates which equal the expected term of the award.  The significant weighted average assumptions relating to the valuation of the stock options granted during the three months ended March 31, 2007, and 2006, were as follows:

Three Months Ended March 31,

2007

2006

Expected term (in years)

5.0

4.4

Expected volatility

27.47%

29.08%

Expected dividend yield

0.00%

0.00%

Risk free interest rate

4.53%

4.83%

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2007, and 2006, was $22.00 and $17.58, respectively.

Stock option activity for the three months ended March 31, 2007, was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2006	3,518,655	$41.92
Granted	586,920	77.14
Exercised	(85,652)	35.14
Cancelled or expired	(24,710)	53.78
Outstanding at March 31, 2007	3,995,213	$47.17	7.24	$137,164,199

Exercisable at March 31, 2007	1,925,755	$33.91	5.78	$91,639,122

Vested and expected to vest in the future at March 31, 2007	3,509,846	$44.98	0.85	$128,165,976

The total intrinsic value of options exercised for the quarter ended March 31, 2007, and 2006 was $3.7 million and $12.2 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at March 31, 2007 (for outstanding options), less the applicable exercise price.

As of March 31, 2007, there was $17.5 million of total unrecognized compensation expense, related to non-vested compensation expense, which is expected to be recognized over a weighted-average period of 2.14 years.

NOTE 5 -- COMMON STOCK

During the quarter ended March 31, 2007, we repurchased on the open market, and subsequently cancelled, 589,786 shares of common stock.  The weighted average repurchase price was $78.12 per share.

NOTE 6 -- NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except share and per share data)
Numerator:
Net income	$29,387	$23,525

Denominator:

Denominator for basic earnings per share-weighted-average shares	44,142,263	44,062,173
Effect of dilutive securities:
Employee stock options	1,074,800	1,093,525
Warrants	1,284	227
Dilutive potential common shares	1,076,084	1,093,752
Denominator for diluted earnings per share-
adjusted weighted-average shares and
assumed conversions	45,218,347	45,155,925

Basic net income per share	$0.67	$0.53

Diluted net income per share	$0.65	$0.52

NOTE 7 -- COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended March 31,
	2007	2006
Net income	$29,387	$23,525

Other comprehensive loss:
Currency translation adjustments	(614)	(429)
Net loss on derivative instruments	(63)	(70)
Other comprehensive loss	(677)	(499)

Total comprehensive income	$28,710	$23,026

NOTE 8 -- GUARANTEE

We have guaranteed a loan to the Aozora Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $4.2 million with the Aozora Bank that expires in June 2009.

NOTE 9 -- GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, net of amortization, for the three months ended March 31, 2007 were as follows (in thousands):

	United States	Foreign Countries	Total
Balance as of January 1, 2007	$647,524	$166,449	$813,973
Changes due to currency fluctuation	--	295	295
Allocated to intangibles	--	(8,132)	(8,132)
Changes in Goodwill for 2006 acquisitions	266	2,026	2,292
Goodwill on 2007 acquisitions	20,027	144	20,171
Balance as of March 31, 2007	$667,817	$160,782	$828,599

NOTE 10 -- LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

In Australia, we are in an arbitration proceeding with SteriCorp Limited over the performance of equipment sold to them. The discovery process is nearing conclusion and the hearings are expected to begin during the second quarter of 2007. We anticipate conclusion of the proceedings during the third quarter of 2007.

NOTE 11 -- NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS 159”).  SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes that we elect for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and the effect on its financial position and results of operations.

NOTE 12 -- GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States and Foreign Countries based on our consideration of the criteria detailed in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Revenues are attributed to countries based on the location of customers.  Inter-company revenues recorded by the United States for work performed in Canada, which are immaterial, are eliminated prior to reporting United States revenues.  The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Regulated medical waste management services	$147,523	$133,797
Regulated returns management services	15,564	12,562
Total revenue	$163,087	$146,359
Net interest expense	5,962	4,972
Income before income taxes	41,559	34,375
Income taxes	16,503	14,096
Net income	$25,056	$20,279

Depreciation and amortization	$5,259	$4,569

Detailed information for our Foreign Countries reporting segment is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Regulated medical waste management services	$47,836	$32,742
Property equipment and technology license sales	126	148
Total revenues	$47,962	$32,890
Net interest expense	1,337	678
Income before income taxes	6,538	4,191
Income taxes	2,207	945
Net income	$4,331	$3,246

Depreciation and amortization	$1,879	$1,726

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve approximately 355,200 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina, and Puerto Rico. In North America we have a fully integrated, national network. Our network includes processing centers and transfer and collection sites. We use this network to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services.  Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also included advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system. In the United Kingdom we have a fully integrated network, which includes processing/collection centers and transfer/collection sites. In Argentina we own a processing facility, which uses a combination of both incineration and autoclave treatments. In addition, we have technology licensing agreements with companies located in Japan, Brazil, and Australia.

Other than the adoption of FIN 48 (see Note 3 “Income Taxes”), there were no material changes on the Company’s critical accounting policies since the filing of its 2006 Form 10-K.  For further information, see Note 11 “New Accounting Standards” for information about recently issued accounting pronouncements.  As discussed in the 2006 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The following summarizes (in thousands except per share data) the Company's operations:

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
Revenues	$211,049	100.0	$179,249	100.0
Cost of revenues	111,619	52.9	95,843	53.5
Depreciation	5,194	2.5	4,653	2.6
Total cost of revenues	116,813	55.3	100,496	56.1
Gross profit	94,236	44.7	78,753	43.9
Selling, general and administrative expenses	36,703	17.4	31,734	17.7
Depreciation	1,076	0.5	1,131	0.6
Amortization	868	0.4	511	0.3
Acquisition integration expenses	313	0.1	631	0.4
Total selling, general and administrative expenses	38,960	18.4	34,007	19.0
Gain on sale of assets	(823)	-0.4	0	0.0
Impairment of fixed assets	650	0.3	0	0.0
Income from operations	55,449	26.3	44,746	25.0
Net income	29,387	13.9	23,525	13.1
Earnings per share--diluted	$0.65		$0.52

Revenues.  Revenues increased $31.8 million or 17.7%, to $211.0 million during the quarter ended March 31, 2007 from $179.2 million during the comparable quarter in 2006 as a result of acquisitions completed during both 2006 and 2007, and our continued strategy of focusing on sales to higher-margin small quantity customers.  During the quarter ended March 31, 2007, acquisitions less than one year old contributed approximately $13.9 million in revenue for the quarter.  For the quarter, our base internal revenue growth for small quantity customers increased approximately 10% and revenues from large quantity customers increased by approximately 6% as we continued to increase our number of Bio Systems customers.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the quarter.

Cost of revenues.  Cost of revenues increased by $16.3 million to $116.8 million during the quarter ended March 31, 2007 from $100.5 million during the comparable quarter in 2006.  This increase is primarily related to our increased revenues during 2007 compared to 2006.  Our gross margin percentage increased to 44.7% during the quarter from 43.9% during the comparable quarter in 2006 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs, including growth in Steri-Safe customers and improvement in margins on our large quantity business.

Selling, general and administrative expenses.  Selling, general and administrative expenses, including acquisition related costs, increased to $39.0 million for the quarter ended March 31, 2007 from $34.0 million for the comparable quarter in 2006.  The increase was primarily due to costs associated with additional revenues.  As a percentage of revenue, these costs decreased by 0.6% for the quarter ended March 31, 2007.

Amortization expense increased to $0.9 million during the quarter from $0.5 million in the same quarter in 2006, consistent when compared as a percentage of revenues.  Acquisition expenses for the quarter ended March 31, 2007 decreased to $0.3 million compared to $0.6 million for the quarter year-ago ended.  This is reflective of the lower lesser dollar value of acquisitions made in the fourth quarter of 2006 and first quarter of 2007 compared to the same quarter a year-ago ended.

Income from operations.  Income from operations increased to $55.4 million for the quarter ended March 31, 2007 from $44.7 million for the comparable quarter in 2005.  The increase was due to higher gross profit, as well as a gain on sale of assets of $0.8 million.  Offsetting the gain on sale of assets were $0.7 million in asset write-offs, $0.2 of which were related to disposal of an incinerator in Mexico. Income from operations increased in total 1.4% to 26.4% as a percentage of revenue from 25.0% during the same quarter in 2006.

Net interest expense.  Net interest expense increased to $7.3 million during the quarter ended March 31, 2007 from $5.7 million during the comparable quarter in 2006 due to increased borrowings related to stock repurchases and acquisitions as well as higher interest rates on our senior unsecured revolving credit facility.

Income tax expense.  Income tax expense increased to $18.7 million for the quarter ended March 31, 2007 from $15.0 million for the comparable quarter in 2006.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended March 31, 2007 and 2006 were 38.9% and 39.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our credit agreement requires us to comply with various financial, reporting, and other covenants and restrictions, including restrictions on dividend payments.  At March 31, 2007 we were in compliance with all of our financial debt covenants.  As of March 31, 2007, we had $398.1 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $5.7 million.  In addition, we had $60.4 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 6.12% per annum.

At March 31, 2007 we had $73.4 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2007 and foreign subsidiary bank debt.

Working Capital.  At March 31, 2007, our working capital decreased $33.6 million to $43.0 million compared to working capital of $76.6 million at December 31, 2006.  $26.5 million of the decrease was the result of the completion of sale of part of the United Kingdom business that was classified as “Asset group held for sale” and “Liability group held for sale” and presented as current assets and current liabilities at December 31, 2006.  Proceeds from the sale were used to pay down long-term debt.  In addition working capital was affected by lower deferred income tax of $2.5 million.  Increase in cash of $3.9 million and decrease of accounts receivable of $4.9 million was due to stronger collections.

Net Cash Provided or Used.  Net cash provided by operating activities was $52.9 million during the three months ended March 31, 2007 compared to $31.2 million for the comparable period in 2006.  The increase was primarily due to increased revenues and collections on accounts receivable, reducing DSO by two days to 54 days compared to 56 days the quarter a year-ago ended.

Net cash from investing activities for the three months ended March 31, 2007 was a $2.2 million inflow compared to $134.0 million outflow for the comparable period in 2006.  The difference is due to a cash inflow of $26.5 million from the sale of assets in the quarter ended March 31, 2007 and a cash outflow of $120.8 million for acquisitions, primarily Sterile Technologies Group, in the comparable quarter ended 2006.  Capital expenditures were $10.3 million for the three months ended March 31, 2007 compared to $7.5 million for the comparable period in 2006 as we continue to invest and improve our infrastructure.  At March 31, 2007 we had approximately 8% of our treatment capacity in North America in incineration and approximately 92% in non-incineration technologies such as our proprietary patented ETD technology and autoclaving.  The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating.  Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years.  Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $47.9 million during the three months ended March 31, 2007 compared to net cash provided of $102.0 million for the comparable period in 2006.  Approximately $99.2 million of this difference is the result of lower borrowings of under our senior unsecured credit facility to fund acquisitions during the quarter ended March 31, 2007 compared to the quarter year-ago ended while another $34.8 million is due to increased share repurchase during the quarter ended March 31, 2007.

Guarantees:  We have guaranteed a loan to the Aozora Bank in Japan on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a five-year loan with a current balance of $4.2 million with the Aozora Bank that expires in June 2009.  Management currently believes no amount will be paid under the guarantee.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.1 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the U.S. dollar (USD) and U.K. pound sterling (GBP) related to a 11 million GBP inter-company loan with Stericycle International, Ltd., the parent company of White Rose Environmental.  We use cash flow hedge accounting treatment on our forward contracts.  Both the inter-company loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to other comprehensive income.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements. (Item 1 of Part I).

ITEM 2.  CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In May 2002 our Board of Directors authorized the Company to repurchase up to 3,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company’s discretion.  In February 2005, at a time when we had purchased a total of 1,478,430 shares, the Board authorized the Company to purchase an additional 1,478,430 shares, thereby again giving the Company the authority to purchase up to a total of 3,000,000 additional shares.  In February 2007, at a time when we had purchased an additional 1,571,040 shares since the prior increase in authorization, the Board authorized the Company to purchase up to an additional 1,571,040 shares, thereby again giving the Company the authority to purchase up to a total of 3,000,000 additional shares.  The following table provides information about our purchases during the three months ended March 31, 2007 of shares of our common stock.

The following table provides information about our purchases during the three months ended March 31, 2007 of shares of common stock.

Issuer Purchases of Equity Securities

Maximum

Number (or

Approximate

Dollar Value)

of Shares (or

Number of Shares

Units) that

Average

(or Units)

May Yet Be

Total Number

Price

Purchased as Part

Purchased

of Shares

Paid per

of Publicly

Under the

(or Units)

Share

Announced Plans

Plans or

Period

Purchased

(or Unit)

or Programs

Programs

January 1- January 31,2007

0

$

0.00

0

1,428,960

February 1- February 28, 2007

132,000

78.61

132,000

2,868,000

March 1- March 31, 2007

457,786

77.97

457,786

2,410,214

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

Dated: May 9, 2007.

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

16