Form 10-Q
period 2007-06-30
STERICYCLE INC
filed 2007-08-08
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

As of July 31, 2007 there were 87,621,634 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	1

Condensed Consolidated Statements of Income
for the three and six months ended June 30, 2007 and 2006 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the six months ended June 30, 2007 and 2006 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Qualitative and Quantitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II. Other Information

Item 1. Legal Proceedings	18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	20

Signature	20

Certifications	21

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,707	$13,492
Short-term investments	600	2,548
Accounts receivable, less allowance for doubtful accounts of $6,017 in 2007 and $5,411 in 2006	154,293	130,354
Deferred tax assets	14,674	16,072
Assets of disposal group held for sale	--	33,674
Other current assets	23,843	22,462
Total Current Assets	195,117	218,602
Property, Plant and Equipment, net	177,182	156,953
Other Assets:
Goodwill	887,379	813,973
Intangible assets, less accumulated amortization of $13,098 in 2007 and $11,454 in 2006	134,160	115,879
Notes receivable	15,327	14,546
Other	6,015	7,953
Total Other Assets	1,042,881	952,351
Total Assets	$1,415,180	$1,327,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,219	$22,681
Accounts payable	32,207	25,033
Accrued liabilities	69,144	75,434
Deferred revenue	14,021	11,662
Liabilities of disposal group held for sale	--	7,221
Total Current Liabilities	129,591	142,031
Long-term debt, net of current portion	508,746	443,115
Deferred income tax	114,932	105,521
Other liabilities	12,637	12,158
Common Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 87,534,190 issued and outstanding in 2007, 88,503,930 issued and outstanding in 2006	876	886
Additional paid-in capital	210,830	252,125
Accumulated other comprehensive income	9,343	5,229
Retained earnings	428,225	366,841
Total Shareholders' Equity	649,274	625,081
Total Liabilities and Shareholders' Equity	$1,415,180	$1,327,906

The accompanying notes are integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$232,845	$198,424	$443,894	$377,673

Costs and Expenses:
Cost of revenues	122,577	105,883	234,196	201,726
Selling, general and administrative expenses	42,192	34,903	78,895	66,637
Depreciation and amortization	7,708	6,713	14,846	13,008
Gain on sale of business	(1,075)	--	(1,898)	--
Impairment of intangible assets	228	--	228	--
Impairment of fixed assets	611	300	1,261	300
Acquisition integration expenses	606	664	919	1,295
Total Costs and Expenses	172,847	148,463	328,447	282,966
Income from Operations	59,998	49,961	115,447	94,707

Other Income (Expense):
Interest income	537	251	938	507
Interest expense	(8,276)	(7,253)	(15,976)	(13,159)
Insurance proceeds	--	--	500	--
Other expense, net	(230)	(1,700)	(783)	(2,230)
Total Other Expense	(7,969)	(8,702)	(15,321)	(14,882)

Income Before Income Taxes	52,029	41,259	100,126	79,825

Income Tax Expense	20,031	16,091	38,741	31,132

Net Income	$31,998	$25,168	$61,385	$48,693

Earnings Per Common Share:
Basic	$0.37	$0.28	$0.70	$0.55
Diluted	$0.36	$0.28	$0.68	$0.54

Weighted Average Number of Common Shares Outstanding:
Basic	87,634,365	88,461,750	87,957,649	88,317,702
Diluted	89,956,735	90,621,330	90,203,819	90,474,400

The accompanying notes are integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$61,385	$48,693
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(1,898)	--
Impairment of fixed assets	1,261	300
Impairment of permit intangible	228	--
Write down of investment in securities	--	1,000
Stock compensation expense	5,074	5,274
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	(2,444)	(3,141)
Depreciation	13,096	11,713
Amortization	1,750	1,295
Deferred income taxes	8,189	3,716
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(18,613)	(12,181)
Accounts payable	4,755	(4,999)
Accrued liabilities	(6,584)	9,540
Deferred revenue	2,359	1,923
Other assets	1,913	1,216
Net cash provided by operating activities	70,471	64,349

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(51,529)	(126,091)
Proceeds from maturity/(purchase) of short-term investments	1,948	(1,964)
Proceeds from sale of assets	26,453	--
Proceeds from sale of property and equipment	124	215
Capital expenditures	(23,031)	(15,720)
Net cash used in investing activities	(46,035)	(143,560)

FINANCING ACTIVITIES:
Proceeds from issuance of note payable	--	4,572
Repayment of long-term debt	(32,856)	(12,452)
Net borrowings on senior credit facility	49,142	89,120
Principal payments on capital lease obligations	(341)	(749)
Purchase/ cancellation of treasury stock	(58,661)	(13,866)
Proceeds from other issuance of common stock	9,473	7,925
Excess tax benefit of stock options exercised	2,444	3,141
Net cash (used in)/ provided by financing activities	(30,799)	77,691
Effect of exchange rate changes on cash	(5,422)	(1,697)
Net decrease in cash and cash equivalents	(11,785)	(3,217)
Cash and cash equivalents at beginning of period	13,492	7,825
Cash and cash equivalents at end of period	$1,707	$4,608

NON-CASH ACTIVITIES:
Net issuance of note payable for certain acquisitions	$37,215	$27,245
Net issuance of common stock for certain acquisitions	365	--

The accompanying notes are integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, as filed with our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007.  As more fully described in Note 5, share and per share data have been adjusted to reflect a 2-for-1 stock split effective May 31, 2007.

NOTE 2 – ACQUISITIONS AND DIVESTITURE

During the quarter ended March 31, 2007, we completed five acquisitions, of which three were domestic medical waste businesses, one was a domestic manufacturer of containers that we use in our mail-back program for medical waste, and one was a medical waste business in Latin America.  We acquired all of the stock of one domestic business, and we acquired selected assets of the other four businesses.

During the quarter ended June 30, 2007, we completed six acquisitions, of which two were domestic medical waste businesses, three were medical waste businesses in Latin America, and one was a medical waste business in Europe.  We acquired all of the stock of the four international businesses, and we acquired selected assets of the two domestic businesses.

The aggregate net purchase price of all our acquisitions, including adjustments for purchase accounting, during the six months ended June 30, 2007 was approximately $89.1 million, of which $51.5 million was paid in cash and $37.2 million was paid by the issuance of promissory notes and $0.4 million was paid by the issuance of shares of our common stock. These acquisitions were not significant to our operations, either individually or in the aggregate.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The purchase prices of these acquisitions have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements because the purchase price reflects the complementary strategic fit that the acquired business brings to us.

In February 2007, we sold three incinerators and associated customer contracts in the United Kingdom to comply with a remedy accepted by United Kingdom Competition Commission, as we reported in our Form 10-K for 2006.  The sales price was $26.5 million and resulted in a gain of $0.8 million recognized in the quarter ended March 31, 2007 and an additional gain of $1.1 million recognized in the quarter ended June 30, 2007.  The selected assets and related liabilities are presented on our balance sheet at December 31, 2006 as “Assets of disposal group held for sale” and “Liabilities of disposal group held for sale”.

NOTE 3 – INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  In the third quarter of 2006 the Internal Revenue Service (“IRS”) commenced an examination of the Company's U.S. income tax return for 2004.  This examination was settled in the second quarter of 2007, and we paid an immaterial amount during the third quarter of 2007 for additional tax and interest with respect to adjustments to our deduction for state income tax expense and currency losses.  Tax years 2005 and 2006 remain open and subject to examination by the IRS.  Tax year for 2006 is open and subject to examination in the Republic of Ireland; tax years 2005 and 2006 are open and subject to examination in the United Kingdom; tax years 2003 through 2006 are open and subject to examination in Canada; and tax years 2002 through 2006 are open and subject to examination in Mexico.

The total amount of income tax contingency reserve as of January 1, 2007 is $4.4 million, which includes immaterial amounts in interest and penalties and is reflected as a liability on the balance sheet.  The amount of income tax contingency reserve that, if recognized, would affect the effective tax rate is approximately $4.4 million.  At June 30, 2007, the balances have not materially changed nor do we expect a significant increase or decrease to these balances over the next twelve months.  We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

NOTE 4 – STOCK BASED COMPENSATION

At June 30, 2007 we have stock options outstanding under the following plans: (i) the 2005 Incentive Stock Plan, which our stockholders approved in April 2005; (ii) the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which our Board of Directors adopted in February 2000; (iii) the 1997 Stock Option Plan (the “1997 Plan”), which expired in January 2007; (iv) the Directors Stock Option Plan (the “Directors Plan”), which expired in May 2006; and (v) the 1995 Incentive Compensation Plan (the “1995 Plan”), which our stockholders approved in September 1995 (and which expired in July 2005) and our employee Stock Purchase Plan (the “ESPP”) effective as of July 1, 2001, which our stockholders approved in May 2001.

The following table sets forth the expense related to stock compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	$2,522	$2,612	$4,877	$5,126
Employee Stock Purchase Program	102	73	197	148
Total pre-tax expense	$2,624	$2,685	$5,074	$5,274

The following table sets forth the tax benefits related to stock compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Tax benefit recognized in income statement	$1,451	$917	$2,388	$1,895
Excess tax benefit realized	1,868	885	2,444	3,141

The Black-Scholes option-pricing model is used in determining the fair value of each option grant using the assumptions noted in the table below.  The expected term of options granted is based on historical experience and represents the period of time that awards granted are expected to be outstanding.  Expected volatility is based upon historical volatility of the company’s stock.  The expected dividend yield is zero.  The risk-free interest rate is based on the average of the U.S.  Treasury three and five year yield rates which equal the expected term of the option.

The significant weighted average assumptions relating to the valuation of the stock options granted during the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term (in years)	4.7	4.3	4.1	3.9
Expected volatility	24.64%	28.15%	27.18%	28.96%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	4.72%	5.08%	4.55%	4.86%

The weighted average grant date fair value of the stock options granted during the three and six months ended June 30, 2007 and 2006, was $12.93 and $8.57, and $11.20 and $8.76, respectively.

Stock option activity for the six months ended June 30, 2007, was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2006	7,037,310	$20.96
Granted	1,309,928	39.06
Exercised	(512,250)	17.01
Cancelled or expired	(132,564)	27.85
Outstanding at June 30, 2007	7,702,424	$24.18	7.10	$156,188,841
Exercisable at June 30, 2007	3,729,809	$17.48	5.64	$100,626,618
Vested and expected to vest in the future at June 30, 2007	6,825,573	$23.16	0.80	$145,377,003

The total intrinsic value of options exercised for the three and six months ended June 30, 2007 and 2006 was $9.1 million and $2.2 million, and $12.8 million and $14.4 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at June 30, 2007 (for outstanding options), less the applicable exercise price.

As of June 30, 2007, there was $16.3 million of total unrecognized compensation expense, related to non-vested compensation expense, which is expected to be recognized over a weighted-average period of 2.00 years.

NOTE 5 – COMMON STOCK

During the quarter ended March 31, 2007, we repurchased on the open market, and subsequently cancelled, 1,179,572 shares of common stock.  The weighted average repurchase price was $39.06 per share.

During the quarter ended June 30, 2007 our shareholders approved the increase in our authorized shares of common stock from 80,000,000 shares to 120,000,000 shares.  In addition, the Board of Directors authorized a 2-for-1 stock split.  The stock split was in the form of a stock dividend of one share payable on May 31, 2007 in respect of each share of common stock outstanding on the record date of May 17, 2007, as reported in our current report on Form 8-K filed on May 17, 2007.  Historic share and per share amounts have been adjusted to reflect the stock split.  During the quarter ended June 30, 2007, we repurchased, and subsequently cancelled, 291,566 shares of common stock.  The weighted average repurchase price was $43.18 per share.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic earnings per share
Net income	$31,998	$25,168	$61,385	$48,693
Denominator:
Denominator for basic earnings per share weighted average share	87,634,365	88,461,750	87,957,649	88,317,702
Effect of diluted securities:
Employee stock options	2,317,753	2,159,030	2,242,521	2,156,194
Warrants	4,617	550	3,649	504
Dilutive potential share	2,322,370	2,159,580	2,246,170	2,156,698
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	89,956,735	90,621,330	90,203,819	90,474,400

Earnings per share – Basic	$0.37	$0.28	$0.70	$0.55

Earnings per share – Diluted	$0.36	$0.28	$0.68	$0.54

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$31,998	$25,168	$61,385	$48,693

Other comprehensive income:
Currency translation adjustments	5,180	3,017	4,566	2,588
Net loss on derivative instruments	(389)	(25)	(452)	(95)
Other comprehensive income	4,791	2,992	4,114	2,493

Total comprehensive income	$36,789	$28,160	$65,499	$51,186

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $3.9 million with JPMorganChase Bank N.A. that expires in November 2007.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, net of amortization, for the six months ended June 30, 2007 were as follows (in thousands):

	United States	Foreign Countries	Total
Balance as of January 1, 2007	$647,524	$166,449	$813,973
Changes due to currency fluctuation	--	3,147	3,147
Allocated intangibles	291	(9,191)	(8,900)
Changes in Goodwill for 2006 acquisitions	93	3,151	3,244
Goodwill on 2007 acquisitions	62,476	13,439	75,915
Balance as of June 30, 2007	$710,384	$176,995	$887,379

During the quarter ended June 30, 2007 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Medical Waste, Domestic Regulated Returns Management, and Foreign Countries, and determined that none of our recorded goodwill was impaired.  During this evaluation we calculated the fair value of the reporting units by multiplying their EBITDA for the prior twelve months times a valuation multiple.  The valuation multiple was consistent with multiples of EBITDA used to determine the fair value of acquisitions.  The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value by a considerable margin.  The book value was determined by subtracting their total liabilities from their total assets.  We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10 – LEGAL PROCEEDINGS

We operate in operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons.  We are also involved in a variety of civil litigation from time to time.

In Australia, we are currently in arbitration proceedings with SteriCorp Limited over the performance of equipment sold to them.  We anticipate that these proceedings will be concluded during the third quarter of 2007.  Management cannot make a reasonable estimate of the financial outcome of these proceedings.

NOTE 11 -- NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS No. 159”).  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes that we elect for similar types of assets and liabilities.  This statement is effective for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the application of the fair value option and the effect on its financial position and results of operations.

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States and Foreign Countries based on our consideration of the criteria detailed in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Revenues are attributed to countries based on the location of customers.  Inter-company revenues recorded by the United States for work performed in Canada, which are immaterial, are eliminated prior to reporting United States revenues.  The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Regulated medical waste management services	$157,416	$139,108	$304,939	$272,905
Regulated returns management services	24,746	14,509	40,310	27,071
Total revenue	182,162	153,617	345,249	299,976
Net interest expense	6,702	6,135	12,664	11,107
Income before income taxes	44,985	35,410	86,544	69,785
Income taxes	17,333	15,052	33,836	29,148
Net income	$27,652	$20,358	$52,708	$40,637

Deprecation and amortization	$5,443	$4,837	$10,702	$9,406

Detailed information for our Foreign Countries reporting segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Regulated medical waste management services	$50,573	$44,676	$98,409	$77,418
Property equipment and technology license sales	110	131	236	279
Total revenue	50,683	44,807	98,645	77,697
Net interest expense	1,037	867	2,374	1,545
Income before income taxes	7,044	5,849	13,582	10,040
Income taxes	2,698	1,039	4,905	1,984
Net income	$4,346	$4,810	$8,677	$8,056

Deprecation and amortization	$2,265	$1,876	$4,144	$3,602

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve approximately 375,000 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina, and Puerto Rico.  In North America we have a fully integrated, national network.  Our network includes processing centers and transfer and collection sites.  We use this network to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services.  Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also included advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system.  In the United Kingdom and Ireland we have a fully integrated network, which includes processing/collection centers and transfer/collection sites.  In Argentina we own facilities that use incineration and autoclave treatments.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, South Africa, and Australia.

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

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended June 30, (in thousands, except per share data)
	2007		2006
	$	%	$	%
Revenues	$232,845	100.0	$198,424	100.0
Cost of revenues	122,577	52.6	105,883	53.4
Depreciation	5,751	2.5	4,980	2.5
Total cost of revenues	128,328	55.1	110,863	55.9
Gross profit	104,517	44.9	87,561	44.1
Selling, general and administrative expenses	42,192	18.1	34,903	17.6
Depreciation	1,075	0.5	949	0.5
Amortization	882	0.4	784	0.4
Acquisition integration expenses	606	0.3	664	0.3
Total selling, general and administrative expenses	44,755	19.2	37,300	18.8
Gain on sale of assets	(1,075)	-0.5	--	--
Impairment of intangible assets	228	0.1	--	--
Impairment of fixed assets	611	0.3	300	0.2
Income from operations	59,998	25.8	49,961	25.2
Write-down of security investment	--		1,000	0.5
Net income	31,998	13.7	25,168	12.7
Earnings per share- diluted	$0.36		$0.28

Revenues.  Revenues increased $34.4 million or 17.3%, to $232.8 million during the quarter ended June 30, 2007 from $198.4 million during the comparable quarter in 2006 as a result of acquisitions completed during both 2006 and 2007, and our continued strategy of focusing on sales to higher-margin small quantity customers.  During the quarter ended June 30, 2007, acquisitions less than one year old contributed approximately $11.0 million in revenue for the quarter.  For the quarter, our base internal revenue growth for the company was $23.4 million or 11.8%, which is not adjusted for the divestiture of three plants from Sterile Technologies Group (“STG”) or foreign exchange.  Domestic growth was 14.0% and international growth was 8.7%.

We believe the size of the regulated waste market in the United States remained relatively stable during the quarter.

Cost of Revenues.  Cost of revenues increased by $17.5 million to $128.3 million during the quarter ended June 30, 2007 from $110.9 million during the comparable quarter in 2006.  This increase is primarily related to our increased revenues during 2007 compared to 2006.  Our gross margin percentage increased to 44.9% during the quarter from 44.1% during the comparable quarter in 2006 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs, including growth in Steri-Safe customers and improvement in margins on our large quantity business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including acquisition related costs, increased to $44.8 million for the quarter ended June 30, 2007 from $37.3 million for the comparable quarter in 2006.  The increase was primarily due to costs associated with additional revenues.  As a percentage of revenue, these costs increased by 0.4% for the quarter ended June 30, 2007.

Amortization expense increased to $0.9 million during the quarter from $0.8 million in the same quarter in 2006, consistent when compared as a percentage of revenues.  Acquisition integration expense for the quarter ended June 30, 2007 decreased to $0.6 million compared to $0.7 million for the quarter year-ago ended.

Income from Operations.  Income from operations increased to $60.0 million for the quarter ended June 30, 2007 from $50.0 million for the comparable quarter in 2006.  The increase was due to higher gross profit, as well as additional gain on sale of assets of $1.1 million.  Partially offsetting the gain on sale of assets were $0.6 million in fixed asset write-offs and $0.2 million write-off of intangible assets.  Income from operations increased to 25.8% from 25.2% during the same quarter in 2006.

Net Interest Expense.  Net interest expense increased to $7.7 million during the quarter ended June 30, 2007 from $7.0 million during the comparable quarter in 2006 due to increased borrowings related to stock repurchases and acquisitions.

Income Tax Expense.  Income tax expense increased to $20.0 million for the quarter ended June 30, 2007 from $16.1 million for the comparable quarter in 2006.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended June 30, 2007 and 2006 were 38.50% and 39.0%, respectively.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

The following summarizes (in thousands) the Company’s operations:

	Six Months Ended June 30, (in thousands, except per share data)
	2007		2006
	$	%	$	%
Revenues	$443,894	100.0	$377,673	100.0
Cost of revenues	234,196	52.8	201,726	53.4
Depreciation	10,945	2.5	9,633	2.6
Total cost of revenues	245,141	55.2	211,359	56.0
Gross profit	198,753	44.8	166,314	44.0
Selling, general and administrative expenses	78,895	17.8	66,637	17.6
Depreciation	2,151	0.5	2,080	0.6
Amortization	1,750	0.4	1,295	0.3
Acquisition integration expenses	919	0.2	1,295	0.3
Total selling, general and administrative expenses	83,715	18.9	71,307	18.9
Gain on sale of assets	(1,898)	-0.4	--	--
Impairment of intangible assets	228	0.1	--	--
Impairment of fixed assets	1,261	0.3	300	0.1
Income from operations	115,447	26.0	94,707	25.1
Write-down of security investment	--	0.0	1,000	0.3
Net income	61,385	13.8	48,693	12.9
Earnings per share- diluted	$0.68		$0.54

Revenues.  Revenues increased $66.2 million or 17.5%, to $443.9 million during the six months ended June 30, 2007 from $377.7 million during the comparable period in 2006 as a result of acquisitions completed during both 2006 and 2007, and our continued strategy of focusing on sales to higher-margin small quantity customers.  During the six months ended June 30, 2007, acquisitions less than one year old contributed approximately $24.9 million in revenue.  For the period, our base internal revenue growth for the company was $41.3 million or 10.9%.  Domestic growth was 11.5% and international growth was 10.0%.

We believe the size of the regulated medical waste market in the United States remained relatively stable during the period.

Cost of Revenues.  Cost of revenues increased by $33.8 million to $245.1 million during the six months ended June 30, 2007 from $211.4 million during the comparable period in 2006.  This increase is primarily related to our increased revenues during 2007 compared to 2006.  Our gross margin percentage increased to 44.8% during the current period from 44.0% during the comparable period in 2006 due to an increase in gross margins on our domestic business as we continued to realize improvements from our ongoing programs, including growth in Steri-Safe customers and improvement in margins on our large quantity business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including acquisition related costs, increased to $83.7 million for the six months ended June 30, 2007 from $71.3 million for the comparable period in 2006.  The increase was primarily due to costs associated with additional revenues.  As a percentage of revenue, these costs remained the same.

Amortization expense increased to $1.8 million during the current period from $1.3 million in the comparable period in 2006, an increase of 0.1% of revenues.  Acquisition integration expense for the six months ended June 30, 2007 decreased to $0.9 million compared to $1.3 million for the comparable period in 2006.

Income from Operations.  Income from operations increased to $115.4 million for the six months ended June 30, 2007 from $94.7 million for the comparable period in 2006.  The increase was due to higher gross profit, as well as a gain on sale of assets of $1.9 million.  Partially offsetting the gain on sale of assets were $1.3 million of fixed asset write-off and $0.2 million of intangible write-off.  Income from operations increased to 26.0% from 25.1% during the same period in 2006.

Net Interest Expense.  Net interest expense increased to $15.0 million during the six months ended June 30, 2007 from $12.7 million during the comparable quarter in 2006 due to increased borrowings related to stock repurchases and acquisitions as well as slightly higher interest rates on our senior unsecured revolving credit facility.

Income Tax Expense.  Income tax expense increased to $38.7 million for the six months ended June 30, 2007 from $31.1 million for the comparable period in 2006.  The increase was due to higher taxable income.  The effective tax rates for the six months ended June 30, 2007 and 2006 were 38.7% and 39.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our credit agreement requires us to comply with various financial, reporting, and other covenants and restrictions, including restrictions on dividend payments.  At June 30, 2007 we were in compliance with all of our financial debt covenants.  As of June 30, 2007, we had $428.7 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $13.7 million.  In addition, we had $63.9 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 6.12% per annum.

At June 30, 2007 we had $93.5 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2007 and some other foreign subsidiary bank debt and $0.7 million in capital leases.

Working Capital.  At June 30, 2007, our working capital decreased $11.1 million to $65.5 million compared to working capital of $76.6 million at December 31, 2006.  $26.5 million of the decrease was the result of the completion of sale of part of the United Kingdom business that was classified as “Assets of disposal group held for sale” and “Liabilities of disposal group held for sale” and presented as current assets and current liabilities at December 31, 2006.  Cash was also used to pay down short-term debt which was $8.5 million less than at December 31, 2006.  Offsetting increases to working capital at June 30, 2007 were primarily the result of higher revenues resulting in an increase in accounts receivable of $23.9 million.

Net Cash Provided or Used.  Net cash provided by operating activities was $70.5 million during the six months ended June 30, 2007 compared to $64.3 million for the comparable period in 2006.  The increase was primarily due to increased revenues offset by increased receivables and decreased accrued liabilities.

Net cash from investing activities for the six months ended June 30, 2007 was a $46.0 million outflow compared to $143.6 million outflow for the comparable period in 2006.  The difference is due to a cash inflow of $26.5 million from the sale of assets in the current period and a cash outflow of $126.1 million for acquisitions, primarily Sterile Technologies Group, in the comparable period ended 2006.  Capital expenditures were $23.0 million for the six months ended June 3, 2007 compared to $15.7 million for the comparable period in 2006 as we continue to invest and improve our infrastructure.  At June 30, 2007 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies such as our proprietary patented ETD technology and autoclaving.  The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating.  Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years.  Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $30.8 million during the six months ended June 30, 2007 compared to net cash provided of $77.7 million for the comparable period in 2006.  Approximately $40.0 million of this difference is the result of lower net borrowings of our senior unsecured credit facility, reduction of our other long-term debt of $20.4 million, and an increase in the repurchase of and cancellation of common stock by $44.8 million.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $3.9 million with JPMorganChase Bank N.A. that expires in November 2007.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  Our potential additional interest expense over one year that would result from a hypothetical,

instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.5 million on a pre-tax basis.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2.  CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In May 2002 our Board of Directors authorized the Company to repurchase up to 6,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company’s discretion.

In February 2005, at a time when we had purchased a total of 2,956,860 shares, the Board authorized the Company to purchase an additional 2,956,860 shares.

In February 2007, at a time when we had purchased an additional 3,142,080 shares since the prior increase in authorization, the Board authorized the Company to purchase up to an additional 3,142,080 shares.

In May 2007, at a time when we had purchased an additional 923,142 shares since the prior increase in authorization, the Board authorized the Company to purchase up to an additional 923,142 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

The following table provides information about our purchases during the six months ended June 30, 2007 of shares of our common stock.

Issuer Purchase of Equity Securities

	Total Number of Share (or Unites) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2007	0	$0.00	0	2,857,920
February 1- February 28, 2007	264,000	39.31	264,000	5,736,000
March 1- March 31, 2007	915,572	38.99	915,572	4,820,428
April 1- April 30, 2007	7,570	40.53	0	4,812,858
May 1- May 31, 2007	0	0.00	0	6,000,000
June 1- June 30, 2007	283,996	43.25	283,996	5,716,004

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on May 16, 2007 in Rosemont, Illinois.  At the meeting, all eight of our incumbent directors standing for re-election were reelected by the stockholders, by the following votes:

Nominee	Votes For	Votes Withheld
Jack W. Schuler	39,997,616	997,635
Mark C. Miller	40,106,407	888,844
Rod F. Dammeyer	40,708,353	286,898
William K. Hall	40,882,882	112,369
Jonathan T. Lord, M.D.	40,855,089	140,162
John Patience	40,003,635	991,616
Thomas R. Reusché	40,844,895	150,356
Peter Vardy	40,074,319	920,932

In addition, the stockholders voted on a proposal to amend our certificate of incorporation to increase our authorized shares of common stock from 80,000,000 shares to 120,000,000 shares.  The stockholders approved this proposal by the following vote:

For	Against	Abstain	Broker Non-Vote
40,268,187	680,319	46,743	2

The stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent public accountants for 2007 by the following vote:

For	Against	Abstain	Broker Non-Vote
40,136,663	817,740	40,848	—

ITEM 6.  EXHIBITS

31.1

Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, President and Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

31.3

Section 1350 Certification of Mark C. Miller, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2007

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)