Form 10-Q
period 2007-09-30
STERICYCLE INC
filed 2007-11-06
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

As of November 1, 2007 there were 86,907,305 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	1

Condensed Consolidated Statements of Income
for the three and nine months ended September 30, 2007 and 2006 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2007 and 2006 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Qualitative and Quantitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II. Other Information

Item 1. Legal Proceedings	20

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20

Item 6. Exhibits	21

Signature	21

Certifications	22

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,703	$13,492
Short-term investments	812	2,548
Accounts receivable, less allowance for doubtful accounts of $5,985 in 2007 and $5,411 in 2006	154,763	130,354
Deferred income taxes	14,431	16,072
Assets of disposal group held for sale	--	33,674
Other current assets	26,514	22,462
Total Current Assets	204,223	218,602
Property, Plant and Equipment, net	185,327	156,953
Other Assets:
Goodwill	920,848	813,973
Intangible assets, less accumulated amortization of $14,068 in 2007 and $11,454 in 2006	143,664	115,879
Notes receivable	12,901	14,546
Other	7,334	7,953
Total Other Assets	1,084,747	952,351
Total Assets	$1,474,297	$1,327,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16,440	$22,681
Accounts payable	35,597	25,033
Accrued liabilities	75,064	75,434
Deferred revenue	13,507	11,662
Liabilities of disposal group held for sale	--	7,221
Total Current Liabilities	140,608	142,031
Long-term debt, net of current portion	545,146	443,115
Deferred income taxes	119,009	105,521
Other liabilities	13,468	12,158
Common Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 86,971,032 issued and outstanding in 2007, 88,503,930 issued and outstanding in 2006)	870	886
Additional paid-in capital	180,042	252,125
Accumulated other comprehensive income	14,033	5,229
Retained earnings	461,121	366,841
Total Shareholders' Equity	656,066	625,081
Total Liabilities and Shareholders' Equity	$1,474,297	$1,327,906

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$237,323	$203,267	$681,217	$580,940

Costs and Expenses:
Cost of revenues	124,799	107,700	358,995	309,426
Selling, general and administrative expenses	42,496	34,912	121,391	101,549
Depreciation and amortization	7,808	7,101	22,654	20,109
Gain on sale of business	--	--	(1,898)	--
Impairment of intangible assets	--	--	228	--
Impairment of fixed assets	--	--	1,261	300
Acquisition integration expenses	360	519	1,279	1,814
Total Costs and Expenses	175,463	150,232	503,910	433,198
Income from Operations	61,860	53,035	177,307	147,742

Other Income (Expense):
Interest income	307	490	1,245	997
Interest expense	(8,864)	(7,810)	(24,840)	(20,969)
Insurance proceeds	--	--	500	--
Other expense, net	(247)	(580)	(1,030)	(2,810)
Total Other Expense	(8,804)	(7,900)	(24,125)	(22,782)

Income Before Income Taxes	53,056	45,135	153,182	124,960

Income Tax Expense	20,161	17,603	58,902	48,735

Net Income	$32,895	$27,532	$94,280	$76,225

Earnings Per Common Share:
Basic	$0.38	$0.31	$1.07	$0.86
Diluted	$0.37	$0.30	$1.05	$0.84

Weighted Average Number of Common Shares Outstanding:
Basic	87,299,448	88,512,004	87,735,838	88,383,182
Diluted	89,794,892	90,495,268	90,068,563	90,485,544

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$94,280	$76,225
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(1,898)	--
Impairment of fixed assets	1,261	300
Impairment of permit intangible	228	--
Write down of investment in securities	--	1,000
Stock compensation expense	7,855	7,927
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	(3,414)	(7,783)
Depreciation	19,975	17,636
Amortization	2,679	2,473
Deferred income taxes	11,958	7,814
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(13,931)	(18,131)
Accounts payable	6,044	(6,466)
Accrued liabilities	(445)	34,430
Deferred revenue	1,706	1,015
Other assets	1,845	(1,723)
Net cash provided by operating activities	128,143	114,717

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(78,966)	(142,922)
Proceeds from maturity/(purchase) of short-term investments	1,763	(2,901)
Proceeds from sale of assets	26,453	--
Proceeds from sale of property and equipment	--	601
Capital expenditures	(37,602)	(25,556)
Net cash used in investing activities	(88,352)	(170,778)

FINANCING ACTIVITIES:
Proceeds from issuance of note payable	--	5,953
Repayment of long-term debt	(32,374)	(13,936)
Net borrowings on senior credit facility	68,623	69,592
Principal payments on capital lease obligations	(49)	(669)
Payments of deferred financing costs	--	(453)
Purchase/ cancellation of treasury stock	(95,174)	(26,060)
Proceeds from other issuance of common stock	11,441	13,122
Excess tax benefit of stock options exercised	3,414	7,783
Net cash (used in)/ provided by financing activities	(44,119)	55,332
Effect of exchange rate changes on cash	(1,461)	(2,916)
Net decrease in cash and cash equivalents	(5,789)	(3,645)
Cash and cash equivalents at beginning of period	13,492	7,825
Cash and cash equivalents at end of period	$7,703	$4,180

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$54,108	$27,957
Net issuance of common stock for certain acquisitions	365	750

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, as filed with our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007.  As more fully described in Note 5, share and per share data have been adjusted to reflect a 2-for-1 stock split effective May 31, 2007.

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

During the quarter ended September 30, 2007, we completed two domestic acquisitions of medical waste businesses.  We acquired all of the stock of one domestic business, and we acquired selected assets of the other domestic business.

The aggregate net purchase price of all our acquisitions, including adjustments for purchase accounting, during the nine months ended September 30, 2007 was approximately $133.4 million, of which $78.9 million was paid in cash, $54.1 million was paid by the issuance of promissory notes and $0.4 million was paid by the issuance of shares of our common stock.  These acquisitions were not significant to our operations, either individually or in the aggregate.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

In February 2007, we sold three incinerators and associated customer contracts in the United Kingdom to comply with a remedy accepted by United Kingdom Competition Commission, as we reported in our Form 10-K for 2006.  The sales price was $26.5 million and resulted in a gain of approximately $1.9 million.  The selected assets and related liabilities are presented on our balance sheet at December 31, 2006 as “Assets of disposal group held for sale” and “Liabilities of disposal group held for sale”.

NOTE 3 – INCOME TAXES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.  In the third quarter of 2006 the Internal Revenue Service (“IRS”) began an examination of the Company's U.S. income tax return for 2004.  This examination was settled in the second quarter of 2007, and we paid an immaterial amount during the third quarter of 2007 for additional tax and interest with respect to adjustments to our deduction for state income tax expense and currency losses.  Tax years 2005 and 2006 remain open and subject to examination by the IRS, and our subsidiaries in foreign countries have tax years open ranging from 2002 through 2006.

The total amount of income tax contingency reserve as of January 1, 2007 is $4.4 million, which includes immaterial amounts of interest and penalties and is reflected as a liability on the balance sheet.  The amount of income tax contingency reserve that, if recognized, would affect the effective tax rate is approximately $4.4 million.  At September 30, 2007, the balances have not materially changed nor do we expect a significant increase or decrease to these balances over the next twelve months.  We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

NOTE 4 – STOCK BASED COMPENSATION

At September 30, 2007 we had stock options outstanding under the following plans:

(i)

the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(ii)

the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

(iii)

the 1997 Stock Option Plan, which expired in January 2007;

(iv)

the Directors Stock Option Plan, which expired in May 2006;

(v)

the 1995 Incentive Compensation Plan, which expired in July 2005;

(vi)

and our Employee Stock Purchase Plan, which our stockholders approved in May 2001.

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	$2,669	$2,578	$7,546	$7,704
Employee stock purchase program	112	75	309	223
Total pre-tax expense	$2,781	$2,653	$7,855	$7,927

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Tax benefit recognized in income statement	$1,025	$959	$3,413	$2,854
Excess tax benefit realized	970	4,642	3,414	7,783

The Black-Scholes option-pricing model is used in determining the fair value of each option grant using the assumptions noted in the table below.  The expected term of options granted is based on historical experience and represents the period of time that awards granted are expected to be outstanding.  Expected volatility is based upon historical volatility of the company’s stock.  The expected dividend yield is zero.  The risk-free interest rate for 2007 is based on the U.S. Treasury five-year yield rate that equals the expected term of the award.  The risk free interest rate for 2006 is based upon the average of the U.S. Treasury three and five year rates, which equal the expected term of the award.

The significant weighted average assumptions relating to the valuation of the stock options granted during the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term (in years)	5.0	4.5	5.0	4.4
Expected volatility	26.10%	28.33%	27.07%	28.94%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	4.29%	4.67%	4.53%	4.85%

The weighted average grant date fair value of the stock options granted during the three and nine months ended September 30, 2007 and 2006, was $13.04 and $9.16, and $11.38 and $8.81, respectively.

Stock option activity for the nine months ended September 30, 2007, was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2006	7,037,310	$20.96
Granted	1,450,903	40.01
Exercised	(641,783)	16.69
Cancelled or expired	(204,508)	29.05
Outstanding at September 30, 2007	7,641,922	$24.72	6.92	$247,906,517
Exercisable at September 30, 2007	3,728,483	$17.68	5.43	$147,191,755
Vested and expected to vest in the future at September 30, 2007	6,840,431	$23.72	0.73	$228,737,679

The total intrinsic value of options exercised for the three and nine months ended September 30, 2007 and 2006 was $4.6 million and $16.3 million, and $17.4 million and $30.7 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at September 30, 2007 (for outstanding options), less the applicable exercise price.

As of September 30, 2007, there was $14.9 million of total unrecognized compensation expense, related to non-vested compensation expense, which is expected to be recognized over a weighted-average period of 1.85 years.

NOTE 5 – COMMON STOCK

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

During the quarter ended September 30, 2007, we repurchased on the open market, and subsequently cancelled, 757,219 shares of common stock.  The weighted average repurchase price was $48.22 per share.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic earnings per share
Net income	$32,895	$27,532	$94,280	$76,225
Denominator:
Denominator for basic earnings per share-weighted average shares	87,299,448	88,512,004	87,735,838	88,383,182
Effect of diluted securities:
Employee stock options	2,488,915	1,982,696	2,328,004	2,101,836
Warrants	6,529	568	4,721	526
Dilutive potential shares	2,495,444	1,983,264	2,332,725	2,102,362
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	89,794,892	90,495,268	90,068,563	90,485,544

Earnings per share – Basic	$0.38	$0.31	$1.07	$0.86

Earnings per share – Diluted	$0.37	$0.30	$1.05	$0.84

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three and nine months ended September 30, 2007 and 2006:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$32,895	$27,532	$94,280	$76,225

Other comprehensive income:
Currency translation adjustments	4,094	1,174	8,660	3,762
Net gain on derivative instruments	596	226	144	131
Other comprehensive income	4,690	1,400	8,804	3,893

Total comprehensive income	$37,585	$28,932	$103,084	$80,118

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $4.2 million with JPMorganChase Bank N.A. that expires in November 2007.  The loan with JPMorganChase and our associated guarantee will be extended until May 2008.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, net of amortization, for the nine months ended September 30, 2007 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2007	$647,524	$166,449	$813,973
Changes due to currency fluctuation	--	6,009	6,009
Allocated intangibles	483	(8,502)	(8,019)
Changes in goodwill on 2006 acquisitions	122	2,462	2,584
Goodwill on 2007 acquisitions	95,589	10,712	106,301
Balance as of September 30, 2007	$743,718	$177,130	$920,848

During the quarter ended June 30, 2007 we performed our annual goodwill impairment evaluation for our three operating units, Domestic Regulated Medical Waste, Domestic Regulated Returns Management, and Foreign Countries, and determined that none of our recorded goodwill was impaired.  We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons.  We are also involved in a variety of civil litigation from time to time.

In Australia, we are currently in arbitration proceedings with SteriCorp Limited (“SteriCorp”) over the performance of equipment sold to them. In September 2007 we received interim findings from the arbitrator.  The interim award found in our favor on our claim against SteriCorp for payments due under certain convertible notes and found in SteriCorp’s favor on its claims that we failed to supply SteriCorp with equipment conforming to specifications under an equipment supply agreement, and in connection with a dispute over the capacity of the equipment supplied.  The interim findings did not specify monetary amounts for the parties’ respective claims, nor do we believe the amounts to be estimable, however we do not believe it to be material.  The final award of the arbitrator is expected in the latter part of the fourth quarter of 2007.

NOTE 11 – NEW ACCOUNTING STANDARDS

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS No. 159”).  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes that we elect for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

We are in the process of evaluating the application of the fair value option and the effect on our financial position and results of operations.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Regulated medical waste management services	$161,855	$140,525	$466,794	$413,430
Regulated returns management services	22,258	15,854	62,568	42,925
Total revenue	184,113	156,379	529,362	456,355
Net interest expense	7,283	6,273	19,947	17,380
Income before income taxes	45,874	38,259	132,418	108,044
Income taxes	18,958	16,452	52,794	45,600
Net income	$26,916	$21,807	$79,624	$62,444

Depreciation and amortization	$5,681	$5,580	$16,383	$14,986

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Regulated medical waste management services	$53,057	$46,728	$151,466	$124,146
Property equipment and technology license sales	153	160	389	439
Total revenue	53,210	46,888	151,855	124,585
Net interest expense	1,274	1,047	3,648	2,592
Income before income taxes	7,182	6,876	20,764	16,916
Income taxes	1,203	1,151	6,108	3,135
Net income	$5,979	$5,725	$14,656	$13,781

Depreciation and amortization	$2,127	$1,521	$6,271	$5,123

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve approximately 384,000 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina, and Puerto Rico.  In North America we have a fully integrated, national network.  Our network includes processing centers and transfer and collection sites.  We use this network to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services.  Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system.  In the United Kingdom and Ireland we have a fully integrated network, which includes processing/collection centers and transfer/collection sites.  In Argentina we own facilities that use incineration and autoclave treatments.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

Other than the adoption of FIN 48 (see Note 3 “Income Taxes”), there were no material changes in the Company’s critical accounting policies since the filing of its 2006 Form 10-K.  As discussed in the 2006 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2007		2006
	$	%	$	%
Revenues	$237,323	100.0	$203,267	100.0
Cost of revenues	130,509	55.0	112,744	55.5
Gross profit	106,814	45.0	90,523	44.5
Selling, general and administrative expenses	44,954	18.9	37,488	18.4
Income from operations	61,860	26.1	53,035	26.1
Net interest expense	8,557	3.6	7,320	3.6
Income tax expense	20,161	8.5	17,603	8.7
Net income	$32,895	13.9	$27,532	13.5
Earnings per share- diluted	$0.37		$0.30

Revenues.  Our revenues increased $34.0 million, or 16.8%, to $237.3 million in 2007 from $203.3 million in 2006.  Domestic revenues increased $27.7 million, or 17.7%, to $184.1 million from $156.4 million in 2006 as internal growth for domestic small account customers increased by approximately $9.4 million, or over 10%, primarily from an increase in Steri•Safe customers, and internal growth for large quantity customers increased by approximately $3.2 million, or 6.1%, primarily due to continued growth of Bio Systems™ accounts.  Internal growth for returns management was $5.6 million due to larger than expected one-time volumes, and domestic acquisitions less than one year old contributed approximately $9.5 million to the increase in domestic revenues.

International revenues increased $6.3 million to $53.2 million, or 13.5%, from $46.9 million in 2006.  Internal growth in the international segment contributed $4.7 million, or over 11% in increased revenues, before taking into consideration the effect of exchange rates, acquisitions, and divestitures.  The effect of exchange rates favorably impacted international revenues approximately $3.0 million while acquisitions less than one year old contributed another $2.8 million in international revenues.  The divestiture of selected STG plants in the first quarter of 2007 negatively impacted the comparison to 2006 by $4.2 million.

Cost of Revenues.  Our cost of revenues increased $17.8 million, or 15.8%, to $130.5 million during 2007 from $112.7 million during 2006.  Our domestic cost of revenues increased $12.3 million, or 15.1%, to $93.8 million from $81.5 million in 2006 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $5.5 million to $36.7 million from $31.2 million in 2006 as a result of costs related to proportional increase in revenues from acquisitions and internal revenue growth.  Our gross margin percentage increased to 45.0% during 2007 from 44.5% during 2006 due to an increase in the gross margins of our domestic business to 49.0% in 2007 from 47.9% in 2006 offsetting slightly lower gross margins in the international segment.  The increase in the gross margins of our domestic business was a result of increased efficiencies and higher margin service add-ons.  International gross margins were lower due to the divestiture of three plant locations and related higher third party disposal costs.  International gross margins are also lower than domestic gross margins because of the higher mix of large quantity generators in the international segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including acquisition related costs, increased to $45.0 million for the quarter ended September 30, 2007 from $37.5 million for the comparable quarter in 2006.  The increase was primarily due to costs associated with additional investment expense related to Steri•Safe and returns management, and legal costs associated with the arbitration hearings related to our dispute with SteriCorp.  As a percentage of revenue, these costs increased by 0.5% for the quarter ended September 30, 2007 compared to the same period in 2006.

Income from Operations.  Income from operations increased to $61.9 million for the quarter ended September 30, 2007 from $53.0 million for the comparable quarter in 2006, an increase of 16.6%, which is comparable to revenue increase of 16.8%.  Higher margins were offset by increased selling, general, and administrative expenses.  There were no one-time charges in either the quarter ended September 30, 2007 or the comparable period in 2006.

Net Interest Expense.  Net interest expense increased to $8.6 million during the quarter ended September 30, 2007 from $7.3 million during the comparable quarter in 2006 due to increased borrowings related to stock repurchases and acquisitions.  Interest rate fluctuations were minor and had no material effect.

Income Tax Expense.  Income tax expense increased to $20.2 million for the quarter ended September 30, 2007 from $17.6 million for the comparable quarter in 2006.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended September 30, 2007 and 2006 were 38.0% and 39.0%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

The following summarizes the Company’s operations:

In thousands, except per share data)
	Nine Months Ended September 30,
	2007		2006
	$	%	$	%
Revenues	$681,217	100.0	$580,940	100.0
Cost of revenues	375,650	55.1	324,103	55.8
Gross profit	305,567	44.9	256,837	44.2
Selling, general and administrative expenses	128,669	18.9	108,795	18.7
Gain on sale of assets	(1,898)	(0.3)	--	--
Impairment of intangible assets	228	--	--	--
Impairment of fixed assets	1,261	0.2	300	0.1
Income from operations	177,307	26.0	147,742	25.4
Write-down of security investment	--	--	1,000	0.2
Net interest expense	23,595	3.4	19,972	3.4
Income tax expense	58,902	8.6	48,735	8.4
Net income	$94,280	13.8	$76,225	13.1
Earnings per share- diluted	$1.05		$0.84

Revenues.  Our revenues increased $100.3 million, or 17.3%, to $681.2 million in 2007 from $580.9 million in 2006.  Domestic revenues increased $73.0 million, or 16.0%, to $529.3 million from $456.3 million in 2006 as internal growth for domestic small account customers increased by approximately $26.4 million, or over 10.0%, due primarily to an increase in Steri•Safe customers, and internal growth for large quantity customers increased by approximately $9.2 million, or 5.9%, primarily due to continued growth of Bio Systems™ accounts.  Internal growth for returns management was $17.0 million, and acquisitions less than one year old contributed approximately $20.4 million to the increase in domestic revenues.

International revenues increased $27.3 million to $151.9 million, or 21.9% from $124.6 million in 2006.  Internal growth in the international segment contributed $11.6 million in increased revenues, before taking into consideration the effect of exchange rates, acquisitions, and divestitures.  The effect of exchange rates favorably impacted international revenues by approximately $7.3 million while acquisitions less than one year old contributed another $16.6 million in international revenues.  The divestiture of selected STG plants in the first quarter of 2007 negatively impacted the comparison to 2006 by $8.2 million.

Cost of Revenues.  Our cost of revenues increased $51.6 million, or 15.9%, to $375.7 million during 2007 from $324.1 million during 2006.  Our domestic cost of revenues increased $31.5 million, or 13.1%, to $271.6 million from $240.1 million in 2006 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $20.1 million to $104.1 million from $84.0 million in 2006.  Our gross margin percentage increased to 44.9% during 2007 from 44.2% during 2006 due to an increase in the gross margins of our domestic business to 48.7% in 2007 from 47.4% in 2006 offsetting slightly lower gross margins in the international segment.  The increase in the gross margins of our domestic business was a result of increased efficiencies and higher margin service add-ons. International gross margins are lower than domestic gross margins because of the higher mix of lower-margin large quantity generators in the international segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including acquisition related costs, increased to $128.7 million for the nine months ended September 30, 2007 from $108.8 million for the comparable period in 2006.  The increase was primarily due to costs associated with additional revenues.  As a percentage of revenue, these costs increased by 0.2% for the nine months ended September 30, 2007 compared to the same period in 2006.

Income from Operations.  Income from operations increased to $177.3 million for the nine months ended September 30, 2007 from $147.7 million for the comparable period in 2006, an increase of 20.0% while revenues for the same periods increased 17.3%.  During 2007, we had permit and fixed asset write-offs offset by gains from the divestiture of selected STG facilities for a net effect of $0.4 million favorable to income from operations.  During the nine months ended September 30, 2006 we had a $0.3 million non-cash write-down of equipment.

Net Interest Expense.  Net interest expense increased to $23.6 million during the nine months ended September 30, 2007 from $20.0 million during the comparable period in 2006 due to increased borrowings related to stock repurchases and acquisitions.  Interest rate fluctuations had a negligible effect.

Income Tax Expense.  Income tax expense increased to $58.9 million for the nine months ended September 30, 2007 from $48.7 million for the comparable period in 2006.  The increase was due to higher taxable income.  The effective tax rates for the nine months ended September 30, 2007 and 2006 were 38.5% and 39.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 24, 2007, we amended and restated our $650.0 million senior unsecured revolving credit facility maturing in July 2011.  The credit facility was increased to $850.0 million and the maturity was extended to August 24, 2012.  At September 30, 2007, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.75% on LIBOR loans.  Our credit facility requires compliance with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At September 30, 2007, we were in compliance with all of our financial debt covenants.

As of September 30, 2007, we had $456.5 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $16.0 million.  In addition, we had $69.8 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 5.94% per annum.  At September 30, 2007 we had $105.1 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2007 and some other foreign subsidiary bank debt, and $0.6 million in capital leases.

Working Capital.  At September 30, 2007, our working capital was $63.6 million compared to working capital of $76.6 million at December 31, 2006.  Of the decrease in working capital, $26.5 million related to the completion of the divestiture of selected STG plants that were classified as “Assets of disposal group held for sale” and “Liabilities of disposal group held for sale” and presented as current assets and current liabilities at December 31, 2006.  Working capital increased by $24.4 million due to higher accounts receivable and decreased $10.6 million due to higher accounts payable.  Cash was also used to pay down short-term debt which was $6.2 million less than at December 31, 2006.

Net Cash Provided or Used.  Net cash provided by operating activities was $128.1 million during the nine months ended September 30, 2007 compared to $114.7 million for the comparable period in 2006.  The increase was primarily due to increased net income, accounts payable, and excess tax benefit related to stock compensation expensing, offset by decreased accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 2007 was $88.4 million compared to $170.8 million used in the comparable period in 2006.  The difference is due to approximately $64.0 million less paid for acquisitions and $26.5 million received from the divestiture of selected STG plants completed in February 2007, partially offset by $12.0 million in increased capital expenditures.

At September 30, 2007 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies, such as autoclaving, and our proprietary patented ETD technology.  The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating.  The net book value of our North American incinerators is approximately $7.4 million, or 0.5% of our total assets.  Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years.  Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $44.1 million during the nine months ended September 30, 2007 compared to net cash provided of $55.3 million for the comparable period in 2006.  Approximately $69.1 million of this difference is the result of an increase in the repurchase of and cancellation of common stock over the prior year period, while another $18.4 million is related to paydown of long-term debt.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $4.2 million with JPMorganChase Bank N.A. that expires in November 2007.  The loan with JPMorganChase and our associated guarantee will be extended until May 2008.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.8 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the U.S. dollar and U.K. pound sterling (“GBP”) related to an 11 million GBP inter-company loan to Stericycle International, Ltd., the parent company of White Rose Environmental.  We use cash flow hedge accounting treatment on our forward contracts.  Both the inter-company loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to other comprehensive income.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

In February 2005, at a time when we had purchased a total of 2,956,860 shares, the Board authorized us to purchase an additional 2,956,860 shares.

In February 2007, at a time when we had purchased an additional 3,142,080 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 3,142,080 shares.

In May 2007, at a time when we had purchased an additional 923,142 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 923,142 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

The following table provides information about our purchases during the nine months ended September 30, 2007 of shares of our common stock.

Issuer Purchase of Equity Securities

	Total Number of Share (or Unites) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2007	0	$0	0	2,857,920
February 1- February 28, 2007	264,000	39.31	264,000	5,736,000
March 1- March 31, 2007	915,572	38.99	915,572	4,820,428
April 1- April 30, 2007	7,570	40.53	0	4,812,858
May 1- May 31, 2007	0	0	0	6,000,000
June 1- June 30, 2007	283,996	43.25	283,996	5,716,004
July 1- July 31, 2007	39,965	43.46	39,965	5,676,039
August 1- August 31, 2007	717,254	48.49	717,254	4,958,785
September 1- September 30, 2007	0	0	0	4,958,785

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

Dated: November 6, 2007

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)