Form 10-K
period 2007-12-31
STERICYCLE INC
filed 2008-02-29
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was: $3,891,770.

On February 21, 2008, there were 87,484,623 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 29, 2008.

Stericycle, Inc.

2007 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Overview

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Canada, Mexico, the United Kingdom, Ireland and Argentina.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our institutional regulated waste management services

•	our Bio Systems® sharps management services to reduce the risk of needle sticks

•	a variety of products and services for infection control

•	our regulated returns management services for expired or recalled healthcare products

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer:

•	our regulated waste management services

•	our Steri-Safe® Occupational Safety and Health Act and Health Insurance Portability and Accountability Act (“HIPAA”) compliance programs

•	a variety of products and services for infection control

•	our regulated returns management services for expired or recalled healthcare products

We operate integrated national regulated waste management networks in the United States, Canada, Mexico, Argentina, the United Kingdom and Ireland. Our national networks include a total of 78 processing or combined processing and collection sites and 98 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary electro-thermal-deactivation system (“ETD”), chemical treatment and incineration.

We serve approximately 394,600 customers worldwide, of which approximately 9,700 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and approximately 384,900 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities and retail pharmacies.

We benefit from significant customer diversification. No one customer accounts for more than 2% of our total revenues, and our top 10 customers account for approximately 8% of total revenues.

Industry Overview

Governmental legislation and regulation increasingly requires the proper handling and disposal of regulated waste. Regulated medical waste is generally any medical waste that can cause an infectious disease and includes: single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products. Regulated pharmaceutical waste consists of expired or recalled pharmaceuticals.

During 2007, we believe the size of the global regulated waste market for the services we provide was approximately $10.0 billion. We estimate that our global market share increased to 9.3% in 2007 from 7.9% in 2006. Industry growth is driven by a number of factors. These factors include:

•

Aging of Population: The average age of the population in the countries we operate in is rising. As people age, they typically require more medical attention and a wider variety of tests, procedures and medications, leading to an increase in the quantity of regulated waste generated.

•

Pressure to Reduce Healthcare Costs: The healthcare industry is under pressure to reduce costs. We believe that our services can help healthcare providers to reduce their handling and compliance costs and to reduce their potential liability for employee exposure to blood-borne pathogens and other infectious agents.

•

Environmental and Safety Regulation: We believe that many businesses that are not currently using third party regulated waste services are unaware either of the need for proper training of employees or of the requirements of the Occupational Safety and Health Administration (“OSHA”) regarding the handling of regulated waste. These businesses include manufacturing facilities, schools, restaurants, hotels and other businesses where employees may come into contact with blood-borne pathogens. Similarly, the proper handling of expired or recalled pharmaceuticals requires an expertise that many retail pharmacies lack or find inefficient to provide.

•

Shift to Off-Site Treatment: We believe that patient care is continuing to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives, with a resulting increase in the number of regulated waste generators that cannot treat their own regulated waste.

•

Control of Drug Diversion: The U.S. Drug Enforcement Administration (“DEA”) has recently emphasized improved control of the handling and shipment of controlled substances to prevent diversion and counterfeiting, thus increasing the utility to pharmaceutical manufacturers and distributors of a returns service for expired or recalled pharmaceuticals.

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

•

Broad Range of Services: We offer our customers a broad range of services to help them develop systems and processes to manage their regulated waste safely and efficiently. For example, we have developed programs to help our customers ensure and maintain compliance with OSHA and HIPAA regulations.

•	Established National Network: We believe that a network like ours would be very expensive and time-consuming for a competitor to develop.

•

Diverse Customer Base and Revenue Stability: We have a very diverse customer base in all the markets in which we operate. We are also generally protected from the cost of regulatory changes and increases in fuel, insurance and other operating costs because our regulated waste contracts typically allow us to adjust our prices to reflect these cost increases.

•

Strong Sales Network and Proprietary Database: We use both telemarketing and direct sales efforts to obtain new regulated waste customers. In addition, we have a large database of potential new small-quantity customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

•

Experienced Senior Management Team: We have experienced leadership. Our six most senior executives collectively have over 150 years of management experience in the health care, consumer and waste management industries.

•	Ability to Integrate Acquisitions: We have completed 135 acquisitions since 1993 and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•

Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services that we offer our existing regulated waste customers. For example, through our Steri-Safe® program, we now offer OSHA compliance services to small-quantity customers, and an acquisition in 2003 enabled us to market the Bio Systems® sharps management program to large-quantity customers in new geographic areas. We have expanded our regulated waste services to pharmaceutical companies and other large-quantity generators through a series of acquisitions in 2005 and 2006 of five businesses engaged in regulated returns and recall management services.

•

Improve Margins: We intend to continue working to improve our margins by increasing our base of small-quantity customers and focusing on service strategies that more efficiently meet the needs of our large-quantity customers. We have succeeded in raising the percentage of our revenues from small-quantity customers from 33% of domestic medical waste revenues at the fourth quarter of 1996 to 63% for the year ended 2007.

•

Seek Complementary Acquisitions: We intend to continue to seek opportunities to acquire businesses that expand our national networks in the United States and internationally and increase our customer base. We believe that selective acquisitions can enable us to improve our operating efficiencies through increased utilization of our service infrastructure.

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

We completed 135 acquisitions from 1993 through 2007, with 100 in the United States and 35 internationally.

During 2007, we completed 19 acquisitions, of which ten were domestic medical waste businesses, one was a domestic assembler and distributor of containers that we use in our mail-back program, one was a medical waste business in Canada, six were medical waste businesses in Latin America, and one was a medical waste business in Europe. In addition, we acquired the minority interest of our Medam S.A. de C.V. subsidiary in Mexico and became the sole owner of our Medam B.A. subsidiary in Argentina, previously accounted for as a minority interest using the equity method of accounting.

Services and Operations

Collection and Transportation: In many respects, our regulated waste business is one of logistics. Efficiency of collection and transportation of regulated waste is a critical element of our operations because it represents the largest component of our operating costs.

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

We collect some expired or recalled pharmaceuticals from pharmacy shelves, but more typically, pharmacies ship them directly to our processing facilities.

Processing and Disposal: Upon arrival at a processing facility, containers or boxes of regulated waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer and the appropriate regulatory authorities are informed.

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

Documentation: We provide complete documentation to our customers for all regulated waste that we collect in accordance with applicable regulations and customer requirements.

Marketing and Sales

Marketing Strategy: We use both telemarketing and direct sales efforts to obtain new customers. In addition, our drivers may also participate in our regulated waste marketing efforts by actively soliciting small-quantity customers they service.

Small-Quantity Customers: We target small-quantity customers as a growth area of our regulated waste business. We believe that small-quantity regulated waste customers view the potential risks of failing to comply with applicable state and federal regulated waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small-quantity customers relative to our large-quantity customers. We believe that the same potential exists in processing returns of expired pharmaceuticals for smaller retail pharmacies.

Steri-Safe®: Our Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA blood-borne regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. Approximately 117,000 small-quantity customers are enrolled in this program. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

Mail-Back Program: We also operate a “mail-back” program by which we can reach small-quantity regulated waste customers located in outlying areas that would be inefficient to serve using our regular route structure. Our mail-back program has allowed us to service customers as far away as Hawaii, Guam and the Virgin Islands. Mail-back programs are also used in home care patient settings.

Large-Quantity Customers: Our marketing efforts to large-quantity customers are conducted by account executives that are also able to provide consulting services to assist our large-quantity customers in training their employees on safety issues and implementing programs to improve waste segregation.

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

National Accounts: As a result of our extensive geographic coverage, we are capable of servicing national account customers (i.e., customers requiring regulated waste services at various geographically dispersed locations).

Contracts: We have multi-year contracts with a large majority of our customers. We negotiate individual contracts with each large-quantity and small-quantity customer. Although we have a standard form of contract, particularly for small-quantity customers, terms may vary depending upon the customer’s service requirements and the volume of regulated waste generated and, in some jurisdictions, statutory and regulatory requirements. Substantially all of our contracts with small-quantity customers contain automatic renewal provisions.

International

We conduct regulated waste operations in Canada, Mexico, Argentina, the United Kingdom and Ireland. We began our operations in Canada and Mexico in 1998, in Argentina in 1999, in the United Kingdom in 2004 and in Ireland in 2006. We also have technology licensing agreements in Japan, Brazil and South Africa.

Processing Technologies

We currently use both non-incineration technologies (autoclaving, chemical treatment and our proprietary ETD technology) and incineration technologies for treating regulated waste.

Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated waste. From our beginning we have championed the use of non-incineration treatment technologies such as our ETD process. While we recognize that some state regulations currently in force mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation. Working in cooperation with our customers, we have made tremendous strides in moving away from incineration and towards alternate treatment technologies. At the end of 2007, incineration constituted approximately 9% of our treatment capacity in North America.

Autoclaving: Autoclaving treats regulated waste with steam at high temperature and pressure to kill pathogens. Autoclaving alone does not change the appearance of waste, and some landfill operators may not accept recognizable regulated waste, but autoclaving may be combined with a shredding or grinding process to render the regulated waste unrecognizable.

ETD: Our ETD treatment process includes a system for grinding regulated waste. After grinding, ETD uses an oscillating field of low-frequency radio waves to heat regulated waste to temperatures that destroy pathogens such as viruses, bacteria, fungi and yeast without melting the plastic content of the waste. ETD does not produce regulated air or water emissions.

Incineration: Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste or residues from chemotherapy procedures. Air emissions from incinerators can contain certain byproducts that are subject to federal, state and, in some cases, local regulation. In some circumstances, the ash byproduct of incineration may be regulated.

Chem-Clav: Chemclaving treats regulated waste using high heat, pressure, and a steam auger to kill pathogens. The waste is treated in a sealed container while the auger shreds the waste, making it unrecognizable while exposing more surface area of the waste to the steam. After shredding and treatment, the waste residue is sterile and safe for landfill.

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

Domestic Federal Regulation: Five federal agencies have authority over regulated waste. These agencies are the U.S. Environmental Protection Agency (“EPA”), OSHA, U.S. Department of Transportation (“DOT”), the U.S. Postal Service (“USPS”) and DEA. These agencies supervise regulated waste under a variety of statutes and regulations. The principal statutes and regulations are:

•

Medical Tracking Act of 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to the Medical Waste Tracking Act (“MWTA”), which was added to the Resource Conservation and Recovery Act of 1976. In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory framework.

•

Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. Various standards apply to certain aspects of our operations and govern such matters as exposure to blood borne pathogens and other potentially infectious materials.

•

Resource Conservation and Recovery Act of 1976. The Resource Conservation and Recovery Act of 1976 (“RCRA”) created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

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

•

Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities.

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

Domestic State and Local Regulation: We conduct business in all 50 states and Puerto Rico. Each state has its own regulations related to the handling, treatment and storage of regulated waste. Although there are many differences among the various state laws and regulations, for regulated waste many states have followed the model under the MWTA and have implemented programs under RCRA. In each state where we operate a processing facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for each site. In addition, many local governments have ordinances and regulations, such as zoning and health regulations that affect our operations.

We maintain numerous governmental permits and licenses to conduct our business. Our permits vary from state to state based upon our activities within that state and on the applicable state and local laws and regulations.

Foreign Regulation: We are subject to substantial regulation by the governments of the foreign jurisdictions in which we conduct regulated waste operations. The statutory and regulatory requirements vary from jurisdiction to jurisdiction.

Patents and Proprietary Rights

We consider the protection of our technology to be important to our business. Our policy is to protect our technology by a variety of means, including applying for patents in the United States and in other foreign countries.

We hold 7 current United States patents relating to the ETD treatment process and other aspects of processing regulated waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, Denmark, France, Ireland, Italy, Japan, Mexico, South Africa, South Korea, Spain, Sweden and the United Kingdom.

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

Employees

As of December 31, 2007, we had 6,090 full-time and 252 part-time employees, of which 4,569 were employed in the United States and 1,773 internationally. Approximately 355 of our U.S. drivers, transportation helpers and plant workers are covered by a total of seven collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from April 2007 to November 2010. We consider our employee relations to be satisfactory.

Website Access

We maintain an Internet website, www.stericycle.com, providing a variety of information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, that we file with the Securities and Exchange Commission are available, as soon as reasonably practicable after filing, at the investors’ page on our website, or by a direct link to our filings on the SEC’s free website, www.sec.gov.

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

We plan to grow both in the United States and in foreign countries. We have established operations in Argentina, Canada, Ireland, Mexico and the United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

As a result of purchase accounting for our various acquisitions, our balance sheet at December 31, 2007 contains goodwill of $1,033.3 million and other intangible assets, net of accumulated amortization, of $152.7 million (including indefinite lived intangibles of $52.8 million). In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. In North America we own or lease 3 ETD processing facilities, 12 incineration processing facilities, 34 autoclave processing facilities and 4 other processing facilities. All of our processing facilities also serve as collection sites. We own or lease 93 additional transfer and collection sites and 20 additional sales/administrative sites. In Europe we own or lease 10 incineration processing facilities and 9 autoclave processing facilities. We also lease 5 additional transfer and collection sites and 2 administrative sites. In Argentina we own or lease one administrative site, one ETD processing facility and 5 processing facilities, which use a combination of both incineration and autoclave treatments. We consider that these processing facilities are adequate for our present and anticipated needs.

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

In November 2007, the arbitrator issued a final award in arbitration proceedings in Australia with SteriCorp Limited that we have previously reported. The arbitrator awarded Stericycle $8.2 million USD on our claim against SteriCorp for payments due under certain convertible notes and awarded SteriCorp $14.5 million USD on its claim that we failed to supply SteriCorp with equipment conforming to specifications under an equipment supply agreement. The final award also requires us to pay two-thirds of SteriCorp’s arbitration costs. An estimate of these amounts has been made and accrued for in our consolidated financial statements. The net effect of the various components of the final arbitration award was a charge of $13.9 million to our income statement identified as “Arbitration award and related costs.”

A United Kingdom subsidiary of ours is currently involved in arbitration proceedings with Daniels Corporation (UK) Limited over White Rose Sharpsmart Limited, a joint venture in which our subsidiary has a 50% interest. We do not believe that these proceedings are material.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2007.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	President, Chief Executive Officer and Director	52
Richard T. Kogler	Executive Vice President and Chief Operating Officer	48
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	51
Richard L. Foss	Executive Vice President, Corporate Development	53
Shan S. Sacranie	Executive Vice President, International	55
Michael J. Collins	President, Stericycle Return Management Services	51

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

Michael J. Collins has served as President of our Return Management Services Division since June 2006. Prior to joining us, he served at Abbott Laboratories, a diversified health care company, which he joined in 1982 and where he held a number of management and marketing positions, most recently as vice president, medical products group health systems. Mr. Collins received a B.A. degree in business and education from the University of New Haven and a M.B.A. degree in business administration from National University.

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

As of February 21, 2007, we had approximately 194 stockholders of record. The Company’s stock trades on the NASDAQ National Market under the ticker symbol SRCL.

During the quarter ended June 30, 2007 our shareholders approved the increase in our authorized shares of common stock from 80,000,000 shares to 120,000,000 shares. In addition, our Board of Directors authorized a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2007 in respect of each share of common stock outstanding on the record date of May 17, 2007. Historic share and per share amounts have been adjusted to reflect the stock split.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2006	$33.81	$28.64
Second quarter 2006	34.50	30.65
Third quarter 2006	34.90	30.54
Fourth quarter 2006	$37.81	$33.00

First quarter 2007	$41.12	$36.59
Second quarter 2007	45.59	40.78
Third quarter 2007	57.16	43.27
Fourth quarter 2007	$61.87	$52.04

We did not pay any cash dividends during 2007 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In May 2007, at a time when we had purchased an additional 1,187,142 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 1,187,142 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2007:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2007	0	$0	0	2,857,920
February 1 - February 28, 2007	264,000	39.30	264,000	5,736,000
March 1 - March 31, 2007	915,572	38.99	915,572	4,820,428
April 1 - April 30, 2007	7,570	40.53	0	4,812,858
May 1 - May 31, 2007	0	0	0	6,000,000
June 1 - June 30, 2007	283,996	43.25	283,996	5,716,004
July 1 - July 31, 2007	39,965	43.46	39,965	5,676,039
August 1 - August 31, 2007	717,254	48.49	717,254	4,958,785
September 1 - September 30, 2007	0	0	0	4,958,785
October 1 - October 31, 2007	158,314	53.17	158,314	4,800,471
November 1 - November 30, 2007	1,600	55.04	1,600	4,798,871
December 1 - December 31, 2007	0	$0	0	4,798,871

Equity Compensation Plans

The following table summarizes information as of December 31, 2007 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders(1)	4,757,128	$27.42	2,601,536
Equity compensation plans not approved by our security holders(2)	2,501,667	$21.66	403,086

(1)	These plans consist of our 2005 Incentive Stock Plan, 1997 Stock Option Plan, , Directors Stock Option Plan and the Employee Stock Purchase Plan.
(2)	The only plan in this category is our 2000 Nonstatutory Stock Option Plan.

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which authorized the granting of nonstatutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 12 to the Consolidated Financial Statements for a description of this plan.

Performance Graph

The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2007 with the cumulative total return for the same period on the Nasdaq National Market Composite Index, the Russell 3000 Index and an index of a peer group of companies that we selected consisting of Allied Waste Industries, Inc., SRI/Surgical Express, Inc. (formerly Sterile Recoveries, Inc.), Steris Corporation and Waste Management, Inc. The graph assumes that $100 was invested on December 31, 2002 in our common stock and in the stock represented by each of the three indexes, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Consolidated Financial Data

	Years Ended December 31,
	2007	2006(3)	2005	2004	2003
	Dollars in thousands, except per share data
Statement of Income Data(1)
Revenues	$932,767	$789,637	$609,457	$516,228	$453,225
Income from operations	224,544	201,762	166,532	145,655	126,397
Net income	118,378	105,270	67,154	78,178	65,781
Net income applicable to common stock	118,378	105,270	67,154	78,178	65,781
Diluted net income per share of common stock(2)	1.32	1.16	0.74	0.85	0.71
Depreciation and amortization	31,137	27,036	21,431	21,803	17,255
Other Data
Cash provided by operating activities	$174,042	$160,162	$94,327	$114,611	$123,887
Cash used in investing activities	(135,261)	(201,425)	(156,001)	(105,093)	(57,635)
Cash (used in)/ provided by financing activities	(32,635)	52,547	59,500	(6,941)	(66,820)
Balance Sheet Data(1)
Cash, cash equivalents and short-term investments	$18,364	$16,040	$8,545	$7,949	$7,881
Total assets	1,608,159	1,327,906	1,047,660	834,141	707,462
Long-term debt, net of current portion	613,781	443,115	348,841	190,431	163,016
Convertible redeemable preferred stock	—	—	—	—	20,944
Shareholders’ equity	$714,075	$625,081	$521,634	$495,372	$407,820

(1)	See Note 3 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2007.
(2)	See Note 11 to the Consolidated Financial Statements for information concerning the computation of net income per common share.
•

In 2007, net income includes nonrecurring costs (net of tax) of $9.3 million, of which $7.7 million were net non-cash items. These costs negatively impacted diluted earnings per share (“EPS”) by $0.10, related to the following:

i.	We recognized legal settlement expense related to the arbitration award in Australia, including expected arbitration cost reimbursements to be paid in 2008;
ii.	We wrote down our investment in Medam, B.A., an Argentine joint venture. The write down of our investment in Argentina was a result of the legal restructuring of the business operations;
iii.	We wrote down the White Rose Environmental tradename as a result of the name change of our subsidiary in the United Kingdom;
iv.	We wrote down the permit intangible for a treatment facility in the United Kingdom that was no longer being used;
v.	We wrote down equipment that had been permanently idled;
vi.	We recorded a gain on the divestiture of selected assets of Sterile Technologies, Ltd., one of our subsidiaries in the United Kingdom;
vii.	We received proceeds from two of our insurance carriers for coverage related to the 3CI Complete Compliance Corporation (“3CI”) class action litigation settlement;
viii.	We divested the over the counter products portion of our Scherer Labs assets which resulted in a gain.
•

In 2006, net income includes costs (net of tax) related to a fixed asset write-down of equipment of $0.2 million, write-down of an investment in securities of $0.6 million, partially offset by income recorded from insurance proceeds related to the 3CI settlement of $0.6 million. The net amount of $0.2 million did not affect EPS.

•

In 2005, net income includes costs (net of tax) related to the 3CI preliminary settlement of class action litigation of $23.4 million, South Africa note receivable write-down of $1.5 million, fixed asset impairments of $0.5 million, settlement of licensing litigation of $1.1 million, and items related to debt restructuring of $0.3 million which negatively impacted EPS by $0.30 per share. Of the total of $26.8 million of such items, $3.4 million were non-cash items.

•

In 2004, net income includes fixed asset write-offs of $0.7 million, and items related to debt restructuring and redemption of senior subordinated debt of $2.8 million that negatively impacted EPS by $0.04 per share.

•	In 2003, net income includes debt restructuring and subordinated debt repurchase of $2.0 million (net of tax), which negatively impacted EPS by $0.02 per share.
(3)	On January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. During the years ended December 31, 2007 and 2006, we recognized stock compensation expense (net of tax) of $6.6 million and $6.5 million, respectively. See Note 12 to the Consolidated Financial Statements for additional information related to stock compensation expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Item 8 of this Report.

Introduction

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, the United Kingdom, Mexico, Canada, Ireland and Argentina.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer: our institutional medical waste management services; our Bio Systems® sharps management services to reduce the risk of needle sticks; a variety of products and services for infection control; and our regulated returns management services for expired or recalled products.

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer: our medical waste management services; our Steri-Safe® Occupational Safety and Health Act and HIPAA compliance programs; a variety of products and services for infection control; and our pharmaceutical returns services for expired or recalled pharmaceuticals.

We operate integrated national medical waste management networks in the United States, Canada, Mexico, Argentina, the United Kingdom and Ireland. Our national networks include a total of 78 processing or combined processing and collection sites and 98 additional transfer, collection or combined transfer and collection sites.

Our medical waste processing technologies include autoclaving, our proprietary ETD, chemical treatment and incineration.

As of December 31, 2007, we served approximately 394,600 customers, of which approximately 384,900 were small quantity customers and approximately 9,700 were large quantity customers.

Critical Accounting Policies and Estimates

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

Revenue Recognition: We recognize revenues for our regulated waste services at the time of waste collection. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated returns management services are recorded at the time services are performed. Royalty revenues are calculated based on measurements specified in each contract or license and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Software licensing revenues are recognized on a prorated basis over the term of the license agreement. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position.

Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly are not amortized. This position is in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). See Note 9 Goodwill and Other Intangible Assets for additional information.

Our balance sheet at December 31, 2007 contains goodwill of $1,033.3 million. In accordance with SFAS No. 142, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the write-off occurs. We use the market value of our stock compared to book as the current measurement of total fair value of our company. The performance of each of our reporting units is compared to that fair value ratio, and any unforeseen material drop in our stock price may be an indicator of a potential impairment of goodwill. The results of the 2007 impairment test conducted in June 2007 did not show any impairment of goodwill, and no events have occurred since that time that indicate that an impairment situation exists.

Our permits are currently tested for impairment annually at December 31, or more frequently if circumstances indicate that they may be impaired. We use a discounted income approach model as the current measurement of the fair value of the permits. The estimate of income is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates. In the second quarter of 2007 we wrote down approximately $0.2 million for a permit in the United Kingdom due to a management decision to move waste processing to an alternate location. The results of the 2007 impairment test did not show any impairment of our remaining permits and no events have occurred since that time that would indicate an impairment situation exists.

Other identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 20-year and 40-year lives based on the specific type of relationship. This determination was based on an independent study performed on our customer relationships. Although the regulated waste management business is highly competitive we have been able to maintain high customer retention through contracts with automatic renewal provisions and excellent customer service.

The valuation of our contractual customer relationships was derived using a discounted income approach valuation model similar to the method used for permit impairment testing mentioned earlier. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. There have been no indicators of impairment of these intangibles (see Note 9 to our consolidated financial statements).

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

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

Insurance: Our insurance for worker’s compensation, vehicle liability and physical damage, and employee-related health care benefits is obtained using high deductible insurance polices. A third-party administrator is used to process all such claims. We require all workers’ compensation, vehicle liability and physical damage claims to be reported within 24 hours. As a result, we accrue our worker’s compensation, vehicle and physical damage liability based upon the claim reserves established by the third-party administrator at the end of each reporting period. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent that actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

Litigation: We operate in a highly regulated industry and deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time. Settlements from litigation would be recorded when known, probable and estimable.

Stock Option Plans: We have issued stock options to employees and directors as an integral part of our compensation programs. On January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon historical experience. The expected term of the stock options is based upon a measure of historical volatility of our stock price. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates of a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

New Accounting Pronouncements: For information about recently issued accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following summarizes the Company’s operations:

	Years Ended December 31,
	2007		2006
	$	%	$	%
	in thousands, except per share data
Revenues	$932,767	100.0	$789,637	100.0
Cost of revenues	491,789	52.7	419,689	53.1
Depreciation	23,057	2.5	20,081	2.5

Total cost of revenues	514,846	55.2	439,770	55.7

Gross profit	417,921	44.8	349,867	44.3
Selling, general and administrative expenses	168,657	18.1	137,411	17.4
Depreciation	4,423	0.5	3,989	0.5
Amortization	3,657	0.4	2,966	0.4

Total selling, general and administrative expenses	176,737	18.9	144,366	18.3

Gain on sale of assets	(2,099)	(0.2)	—	—
Impairment of intangible assets	2,269	0.2	—	—
Impairment of fixed assets	1,261	0.1	300	0.0
Arbitration award and related costs	13,904	1.5	—	—
Acquisition integration expenses	1,305	0.1	3,439	0.4

Income from operations	224,544	24.1	201,762	25.6
Write-down of investment	2,930	0.3	1,000	0.1
Insurance proceeds	(3,300)	(0.4)	(1,025)	(0.1)
Net interest expense	32,375	3.5	27,061	3.4
Income tax expense	72,862	7.8	67,304	8.5
Net income	$118,378	12.7	$105,270	13.3
Earnings per share—Diluted	$1.32		$1.16

Revenues: Our revenues increased $143.1 million, or 18.1%, to $932.8 million in 2007 from $789.6 million in 2006. Domestic revenues increased $105.0 million, or 17.0%, to $721.4 million from $616.4 million in 2006 as internal growth for domestic small account customers increased by approximately $37.1 million, over 10%, driven by an increase of Steri-Safe customers. Revenues from domestic large account customers increased approximately $13.1 million, or over 6% as we increased the total number of accounts. Returns Management Services increased revenues compared to 2006 by over $22.3 million from internal growth due to larger than expected recall volumes. Domestic acquisitions less than one year old added an additional $32.5 million in revenues compared to 2006.

International revenues in 2007 were $211.4 million, compared to $173.2 million in 2006, an increase of $38.1 million or 22.0%. Internal growth, currency rate fluctuations, acquisitions, and the divestiture of some plants in the United Kingdom, impact the comparison of 2007 to 2006. Internal growth was $16.2 million. The effect of exchange rates favorably impacted international 2007 revenues by $11.8 million as foreign currencies appreciated against the U.S. dollar, acquisitions less than one year old favorably impacted revenues by $24.5 million, while the divestiture at a gain of selected Sterile Technologies Group, Ltd., (“STG”) plants in the first quarter of 2007 negatively impacted the comparison to 2006 by $14.4 million.

Cost of Revenues: Our 2007 cost of revenues increased $75.1 million, or $17.1%, to $514.8 million compared to $439.8 million in 2006. Domestic cost of revenues increased $47.4 million, or 14.7%, to $369.9 million in 2007 compared to $322.6 million for 2006. International cost of revenues increased $27.7 million, or 23.6%, to $144.9 million in 2007 compared to $117.2 million in 2006.

Our gross margin percentage increased to 44.8% during 2007 from 44.3% during 2006. Domestic gross margin percentage improved 1.0% to 48.7% during 2007 from 47.7% in 2006. Our gross margin increase was primarily the result of increased number of small quantity customers, which have a better gross margin. Domestic energy and transportation costs increased in 2007, which were partially offset by higher revenues related to fuel surcharges.

International gross margin decreased 0.9% in 2007 compared to 2006, primarily due to acquisitions whose margins are lower. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large national healthcare hospitals. As the international segment increases, consolidated gross margins receive downward pressure due this “business mix”, which can be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2007, our selling, general and administrative (“SG&A”) expenses increased $32.4 million, or 22.4%, to $176.7 million from $144.4 million in 2006. Amortization and depreciation expense, as a percentage of revenue, did not change from 2006 to 2007. Domestically, 2007 SG&A increased $26.6 million, or 22.8%, to $143.1 million from $116.6 million in 2006. The increase was primarily due to spending related to market penetration for our Bio Systems® sharps management program and investments in the Steri-Safe and returns management services.

Internationally, our SG&A increased $5.8 million, or 20.7%, in 2007 to $33.6 million from $27.8 million in 2006, mostly due to foreign exchange fluctuations (higher dollar costs as the dollar weakened versus other currencies). As a percentage of revenue, international SG&A decreased 0.2%. This decrease reflects the ongoing efforts to integrate our businesses in the United Kingdom and Argentina.

Income from Operations: Income from operations increased by $22.8 million, or 11.3%, to $224.5 million in 2007 from $201.8 million in 2006. Comparisons of income from operations between 2007 and 2006 are affected by various charges not considered part of our day-to-day operations. During the year ended December 31, 2007 we had charges totaling $17.4 million related to permit write-offs, fixed asset write-offs and settlement of arbitration proceedings in Australia. Those charges were partially offset by gains of $2.1 million from the sale of assets of STG and of Scherer Labs. During the year ended December 31, 2006, we recorded expenses of $0.3 million related to fixed asset write downs.

Domestically, our income from operations increased $17.7 million, or 10.1%, to $192.8 million from $175.1 million in 2006. Internationally our income from operations increased $5.1 million, or 19.1%, to $31.7 million from $26.7 million in 2006.

Interest Expense and Interest Income: Interest expense increased to $34.0 million during 2007 from $28.4 million during 2006. The increase of $5.6 million is related to higher debt levels incurred to finance acquisitions and stock repurchases. Interest income was $1.6 million during 2007 and $1.4 million during 2006.

Write-down of Investment: During 2007 we had a $2.9 million non-cash write-down of our investment in Medam B.A., an Argentine medical waste processing company. The write-down was due to a legal restructuring of the Medam B.A. operations. Stericycle now is the sole owner of Medam B.A. During 2006 we had a $1.0 million non-cash write-down of an investment in securities.

Proceeds from Insurance: During 2007 we received $3.3 million of insurance proceeds related to the 3CI litigation settled in 2005. During 2006 we received $1.0 million of insurance proceeds related to the 3CI litigation settled in 2005.

Income Tax Expense: Income tax expense for the years 2007 and 2006 reflects an effective tax rate of approximately 38.1% and 39.0%, respectively, for federal and state income taxes.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following summarizes the Company’s operations:

	Years Ended December 31,
	2006		2005
	$	%	$	%
	in thousands, except per share data
Revenues	$789,637	100.0	$609,457	100.0
Cost of revenues	419,689	53.1	324,988	53.3
Depreciation	20,081	2.5	16,432	2.7

Total cost of revenues	439,770	55.7	341,420	56.0

Gross profit	349,867	44.3	268,037	44.0
Selling, general and administrative expenses	137,411	17.4	93,033	15.3
Depreciation	3,989	0.5	3,403	0.6
Amortization	2,966	0.4	1,596	0.3

Total selling, general and administrative expenses	144,366	18.3	98,032	16.1

Licensing legal settlement	—	—	1,823	0.3
Impairment of fixed assets	300	0.0	872	0.1
Acquisition integration expenses	3,439	0.4	778	0.1

Income from operations	201,762	25.6	166,532	27.3
Write-down of security investment	1,000	0.1	—	—
Write-down of note receivable with joint venture	—	—	2,495	0.4
3CI legal settlement (2005)/ proceeds from insurance (2006)	(1,025)	(0.1)	36,481	6.0
Net interest expense	27,061	3.4	12,247	2.0
Income tax expense	67,304	8.5	44,826	7.4
Net income	$105,270	13.3	$67,154	11.0
Earnings per share—diluted	$1.16		$0.74

Revenues: Our revenues increased $180.2 million, or 29.6%, to $789.6 million in 2006 from $609.5 million in 2005. Domestic revenues increased $108.2 million, or 21.3%, to $616.4 million from $508.3 million in 2005 as internal growth for domestic small account customers increased by approximately $33.5 million, or 11%, and internal growth for large quantity customers increased by approximately $16.5 million, or 9%. Internal growth for returns management was $7.8 million, and acquisitions less than one year old contributed approximately $50.4 million to the increase in domestic revenues.

International revenues increased $72.0 million to $173.2 million from $101.2 million in 2005. Internal growth of international revenues, excluding the $3.2 million effect of favorable exchange rates, was approximately $9.4 million, or 9.3%. International acquisitions less than one year old contributed approximately $59.4 million to the increase in international revenues.

Through our acquisition of The Sterile Technologies Group Limited and Habitat Ecologico S.A. in February 2006, we were able to expand our geographic presence outside of North America.

Cost of Revenues: Our cost of revenues increased $98.4 million, or 28.8%, to $439.8 million during 2006 from $341.4 million during 2005. Our domestic cost of revenues increased $50.1 million, or 18.3%, to $322.6 million from $272.7 million in 2005, and our international cost of revenues increased $48.3 million to $117.2 million from $68.7 million in 2005. This increase was primarily due to an increase in incremental expenses in both domestic and international cost of revenues as a result of acquisitions completed during 2006.

Our gross margin percentage increased to 44.3% during 2006 from 44.0% during 2005. Domestic gross margin increased to 47.7% in 2006 from 46.5% in 2005 and international gross margin increased to 32.2% in 2006 from 31.4% in 2005. The increase in the gross margins of our domestic business was a result of increased efficiencies and higher margin service add-ons, and the increase in the gross margins of our international business was a result of continued acquisition integration efficiencies and of leveraging our international infrastructure. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large national healthcare hospitals. Margins may be impacted by acquisitions in any period as the revenue may change.

Selling, General and Administrative Expenses: In 2006, our SG&A expenses, less stock compensation expense, increased $36.5 million, or 37.2%, to $134.5 million from $98.0 million in 2006. Effective January 1, 2006 we adopted SFAS No. 123R using the modified prospective basis, which resulted in a change in the way we recognize share-based compensation expense, which increased SG&A expenses by $9.8 million or 1.2% as a percentage of revenue.

Domestically, 2006 SG&A, less stock compensation expense, increased $25.6 million, or 31.6%, to $106.7 million from $81.0 million in 2005. The increase was primarily due to spending related to market penetration for our Bio Systems® sharps management program and increased investing in growing the Steri-Safe products. Internationally, our SG&A increased $10.9 million, or 64.0%, in 2006 to $27.8 million from $17.0 million in 2005. The increase was primarily due to the acquisition of STG in February 2006.

Income from Operations: Income from operations increased $35.2 million or 21.2% to $201.8 million during 2006 from $166.5 million during 2005. The increase was due to higher gross margin partially offset by higher SG&A expenses. During the year ended December 31, 2006, we recorded expenses of $3.4 million related to acquisition integration compared to $0.8 million in 2005. Of the $3.4 million of 2006 expense, approximately $1.1 million related to facility closures; one in the United States and one in the United Kingdom. During the year ended December 31, 2006 we recorded a $0.3 million non-cash write-down of equipment acquired from 3CI. During the year ended December 31, 2005 we recorded a non-cash impairment charge of $0.9 million related to our Springhill, Louisiana building and property. Income from operations as a percentage of revenue decreased to 25.6% during 2006 from 27.3% during 2005 as a result of the factors described above.

Interest Expense and Interest Income: Interest expense increased to $28.4 million during 2006 from $13.0 million during 2005, primarily due to higher debt levels and higher interest rates during the year. Interest income was $1.4 million during 2006 and $0.8 million during 2005.

Write-down of Investment: During 2006 we had a $1.0 million non-cash write-down of an investment in securities.

Proceeds from Insurance: During 2006 we received $1.0 million for insurance proceeds related to the 3CI litigation.

Legal Settlements: During 2005 we incurred $36.5 million in expenses related to the preliminary settlement of the 3CI class action litigation and related legal expenses.

Write-down of note receivable: During 2005 we wrote-down a $2.5 million note receivable that we had recorded from the sale of interest in our former South African joint venture when we had determined that the amount was uncollectible.

Income Tax Expense: Income tax expense for the years 2006 and 2005 reflects an effective tax rate of approximately 39.0% and 40.0%, respectively, for federal and state income taxes. The legal settlement negatively impacted our 2005 effective tax rate by 1.0%.

Liquidity and Capital Resources

On August 24, 2007, we amended and restated our $650.0 million senior unsecured revolving credit facility maturing in July 2011. The credit facility was increased to $850.0 million and the maturity was extended to August 24, 2012. At December 31, 2007 the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate (at the higher of (i) the federal funds rate plus 0.5% or (ii) the prime rate) loans and 0.625% on LIBOR loans. Our credit facility requires compliance with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At December 31, 2007, we were in compliance with all of our financial debt covenants.

As of December 31, 2007, we had $465.4 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $16.0 million. In addition, we had $139.4 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 5.53% per annum. At December 31, 2007 we had $170.4 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2007, other foreign subsidiary bank debt and $1.7 million in capital leases.

Working Capital: At December 31, 2007, our working capital was $60.6 million compared to working capital of $76.6 million at December 31, 2006. Working capital decreased by $26.5 million due to the completion of the divestiture of selected STG plants that were classified as “Assets of disposal group held for sale” and “Liabilities of disposal group held for sale” and presented as current assets and current liabilities at December 31, 2006. Working capital increased by $27.0 million due to higher accounts receivable related to increased revenues, and decreased $15.0 million due to higher accounts payable.

Net Cash Provided or Used: Net cash provided by operating activities was $174.0 million during 2007 compared to $160.2 million for 2006. The increase was primarily due to increased net income and accounts payable.

Net cash used in investing activities during 2007 was $135.3 million compared to $201.4 million used in 2006. The difference is due to approximately $49.2 million less paid for acquisitions and $26.5 million received from the divestiture of selected STG plants completed in February 2007, partially offset by $12.0 million in increased capital expenditures.

At December 31, 2007 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies, such as autoclaving and our proprietary patented ETD technology. The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating. The net book value of our North American incinerators was approximately $7.3 million, or 0.5% of our total assets. Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years. Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $32.6 million during 2007 compared to net cash provided of $52.5 million for 2006. Approximately $60.9 million of this difference is the result of an increase in the repurchase of and cancellation of common stock in 2007 compared to 2006, while another $18.5 million is related to the pay down of long-term debt.

Contractual Cash Commitments: The following table displays our future contractual cash commitments:

Payments due by period (dollars in thousands)	Total	2008	2009- 2010	2011- 2012	2013 and After
Long-term debt(1)	$782,585	$53,442	$106,955	$549,577	$72,611
Capital lease obligations(1)	1,875	683	990	202	—
Purchase obligations	1,057	642	415	—	—
Operating leases	138,568	31,083	50,208	28,552	28,725
Other long-term liabilities(1)(2)	2,869	799	1,349	556	165

Total contractual cash obligations	$926,954	$86,649	$159,917	$578,887	$101,501

(1)	The long-term debt, capital lease and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. For long-term debt with variable rates of interest, management used judgment to estimate the future rate of interest. Other long-term liabilities include amounts related to non-compete agreements.
(2)	Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

At December 31, 2007 we had $139.4 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six-month loan with a current balance of $4.3 million with JPMorganChase Bank N.A. that expires in May 2008. Management currently believes no amount will be paid under the guarantee.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.9 million on a pre-tax basis.

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

Item 8. Consolidated Financial Statements and Supplemental Data

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 29.

Stericycle, Inc.

Lake Forest, IL

February 27, 2008

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited Stericycle, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Stericycle, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in accordance with the guidelines provided in Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 27, 2008

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,108	$13,492
Short-term investments	1,256	2,548
Accounts receivable, less allowance for doubtful accounts of $6,157 in 2007 and $5,411 in 2006	157,435	130,354
Deferred income taxes	13,510	16,072
Assets of disposal group held for sale	—	33,674
Other current assets	20,967	22,462

Total current assets	210,276	218,602

Property, plant and equipment, net	193,039	156,953
Other assets:
Goodwill	1,033,333	813,973
Intangible assets, less accumulated amortization of $12,230 in 2007 and $11,454 in 2006	152,689	115,879
Other	18,822	22,499

Total other assets	1,204,844	952,351

Total assets	$1,608,159	$1,327,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,003	$22,681
Accounts payable	40,049	25,033
Accrued liabilities	75,571	75,434
Deferred revenues	12,095	11,662
Liabilities of disposal group held for sale	—	7,221

Total current liabilities	149,718	142,031

Long-term debt, net of current portion	613,781	443,115
Deferred income taxes	125,041	105,521
Other liabilities	5,544	12,158

Common shareholders’ equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 87,410,653 issued and outstanding in 2007, 88,503,930 issued and outstanding in 2006)	874	886
Additional paid-in capital	197,462	252,125
Accumulated other comprehensive income	30,520	5,229
Retained earnings	485,219	366,841

Total shareholders’ equity	714,075	625,081

Total liabilities and shareholders’ equity	$1,608,159	$1,327,906

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

	Years Ended December 31,
	2007	2006	2005
Revenues	$932,767	$789,637	$609,457
Costs and expenses:
Cost of revenues	514,846	439,770	341,420
Selling, general and administrative expenses	176,737	144,366	98,032
Licensing legal settlement	—	—	1,823
Gain on sale of assets	(2,099)	—	—
Impairment of intangible assets	2,269	—	—
Impairment of fixed assets	1,261	300	872
Arbitration award and related costs	13,904	—	—
Acquisition integration expenses	1,305	3,439	778

Total costs and expenses	708,223	587,875	442,925

Income from operations	224,544	201,762	166,532

Other income (expense):
Interest income	1,590	1,358	764
Interest expense	(33,965)	(28,419)	(13,011)
Write-down of investment	(2,930)	(1,000)	—
Debt extinguishment and refinancing	—	—	(447)
Write-down of note receivable with former joint venture	—	—	(2,495)
3CI legal settlement (2005)/proceeds from insurance (2006 and 2007)	3,300	1,025	(36,481)
Other expense, net	(1,299)	(2,152)	(2,882)

Total other expense	(33,304)	(29,188)	(54,552)

Income before income taxes	191,240	172,574	111,980
Income tax expense	72,862	67,304	44,826

Net Income	$118,378	$105,270	$67,154

Earnings per common share:
Basic	$1.35	$1.19	$0.76

Diluted	$1.32	$1.16	$0.74

Weighted average number of common shares outstanding:
Basic	87,578,650	88,466,990	88,569,160
Diluted	89,933,242	90,529,998	90,621,018

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$118,378	$105,270	$67,154
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(2,099)	—	—
Loss on sale and impairment of fixed assets	1,261	300	872
Impairment of intangibles	2,269	—	1,431
Write down of investment	2,930	1,000	—
Write-off a deferred financing costs	—	—	447
Write-down of note receivable with former joint venture	—	—	2,495
Stock compensation expense	10,714	10,610	27
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	(8,054)	(8,427)	7,432
Depreciation	27,480	24,070	19,835
Amortization	3,657	2,966	1,596
Deferred income taxes	17,265	12,937	13,514
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(11,400)	(14,742)	(19,679)
Accounts payable	6,987	(6,003)	7,393
Accrued liabilities	1,566	28,107	(8,056)
Deferred revenues	537	280	2,737
Other assets	2,551	3,794	(2,871)

Net cash provided by operating activities	174,042	160,162	94,327

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(114,781)	(164,015)	(139,696)
Proceeds from maturity/(purchase) of short-term investments	1,301	(1,828)	(621)
Proceeds from sale of assets	26,616	—	10,328
Proceeds from sale of property and equipment	—	832	302
Capital expenditures	(48,397)	(36,414)	(26,314)

Net cash used in investing activities	(135,261)	(201,425)	(156,001)

FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	5,953	735
Repayment of long-term debt	(30,447)	(30,735)	(12,845)
Borrowings on senior credit facility	506,472	362,452	399,022
Repayments of senior credit facility	(428,786)	(265,988)	(278,706)
Principal payments on capital lease obligations	(212)	(816)	(795)
Payments of deferred financing costs	(606)	(453)	(1,484)
Purchase/ cancellation of treasury stock	(103,679)	(42,757)	(60,657)
Proceeds from other issuance of common stock	16,569	16,464	14,230
Excess tax benefit of stock options exercised	8,054	8,427	—

Net cash (used in)/ provided by financing activities	(32,635)	52,547	59,500
Effect of exchange rate changes on cash	(2,530)	(5,617)	2,149

Net decrease in cash and cash equivalents	3,616	5,667	(25)
Cash and cash equivalents at beginning of year	13,492	7,825	7,850

Cash and cash equivalents at end of year	$17,108	$13,492	$7,825

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$112,509	$30,157	$49,736
Net issuance of common stock for certain acquisitions	13,667	750	—

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2007, 2006 and 2005

In thousands

	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2004	89,464	$896	$297,598	$194,417	$2,461	$495,372

Issuance of common stock for exercise of options and warrants and employee stock purchases	1,336	14	14,234	—	—	14,248
Purchase/Cancellation of treasury stock	(2,500)	(26)	(60,631)	—	—	(60,657)
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	7,432	—	—	7,432

Currency translation adjustment	—	—	—	—	(1,817)	(1,817)
Change in fair value of cashflow hedge	—	—	—	—	(98)	(98)
Net income	—	—	—	67,154	—	67,154

Comprehensive income						65,239

Balance at December 31, 2005	88,300	$884	$258,633	$261,571	$546	$521,634

Issuance of common stock for exercise of options and warrants and employee stock purchases	1,540	16	17,198	—	—	17,214
Purchase/ Cancellation of treasury stock	(1,336)	(14)	(42,743)	—	—	(42,757)
Stock compensation expense	—	—	10,610	—	—	10,610
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	8,427	—	—	8,427

Currency translation adjustment	—	—	—	—	4,350	4,350
Change in fair value of cashflow hedge	—	—	—	—	333	333
Net income	—	—	—	105,270	—	105,270

Comprehensive income						109,953

Balance at December 31, 2006	88,504	$886	$252,125	$366,841	$5,229	$625,081

Issuance of common stock for exercise of options and warrants and employee stock purchases	1,067	10	16,559	—	—	16,569
Issuance of common stock for acquisitions	228	2	13,665	—	—	13,667
Purchase/ Cancellation of treasury stock	(2,388)	(24)	(103,655)	—	—	(103,679)
Stock compensation expense	—	—	10,714	—	—	10,714
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	8,054	—	—	8,054

Currency translation adjustment	—	—	—	—	25,125	25,125
Change in fair value of cashflow hedge	—	—	—	—	166	166
Net income	—	—	—	118,378	—	118,378

Comprehensive income						143,669

Balance at December 31, 2007	87,411	$874	$197,462	$485,219	$30,520	$714,075

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Note 1—Description of Business

We were incorporated in 1989 and presently serve approximately 394,600 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina and Puerto Rico. In North America we have a fully integrated, national network that includes 53 processing centers and 93 additional transfer and collection sites. We use this network to provide a broad range of services to our customers related to medical waste management services and regulated return management services. Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also included advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system. In the United Kingdom and Ireland we have a fully integrated network, which includes 19 processing/collection centers and 5 additional transfer/collection sites. In Argentina we own or lease 6 processing facilities. In addition, we have technology licensing agreements with companies located in Japan, South Africa and Brazil.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries.

Revenue Recognition:

We recognize revenues for our regulated waste services at the time of waste collection. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated returns management services are recorded at the time services are performed. Royalty revenues, which are not material, are calculated based on measurements specified in each contract or license and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Software licensing revenues, which are not material, are recognized on a prorated basis over the term of the license agreement. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and Improvements	5 to 30 years
Machinery and Equipment	3 to 20 years
Containers	2 to 20 years
Transportation Equipment	4 to 7 years
Office Equipment and Furniture	3 to 10 years
Software	3 to 7 years

Our containers have a weighted average useful life of 8.9 years.

During the years ended December 31, 2007 and 2006 we wrote down $1.3 million and $0.3 million, respectively, related to equipment that had been permanently idled. During the year ended December 31, 2005 we recorded a non-cash impairment charge of $0.9 million related to our Springhill, Louisiana building and property.

Goodwill and Identifiable Intangibles:

Goodwill and identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test according to Statement of Financial Accounting Standards (“SFAS”) No. 142. Other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have useful lives from 20 to 40 years based upon the type of customer, with a weighted average useful life of 37.9 years. We have non-compete intangibles with useful lives from one to ten years, with a weighted average useful life of 4.8 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average useful life of 38.3 years. We have software technology intangibles with useful lives from three to five years, with a weighted average useful life of 4.4 years. We have determined that our permits have indefinite lives and thus they are not amortized.

Valuation of our intangible customer relationships and permits is derived using a discounted income approach. Financial information such as revenues, costs, assets, and liabilities related to the intangible asset are input into a standard valuation model to determine a stream of income attributable to that intangible. The income stream is then discounted to the present to arrive at a valuation. We perform annual impairment tests, in accordance with SFAS No. 142, on our indefinite lived intangible assets.

Valuation of Intangibles:

Our permits are currently tested for impairment annually at December 31, or more frequently if circumstances indicate that they may be impaired. We use a discounted income approach model as the current measurement of the fair value of the permits. The estimate of income is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates.

Amortizable identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 20-year and 40-year lives based on the specific type of relationship. The valuation of our contractual customer relationships was derived using a discounted income approach valuation model similar to the method used for permit impairment testing mentioned earlier. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. (see Note 9 to our consolidated financial statements).

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. Bad debt expense was $4.4 million, $4.2 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, derivatives, accounts receivable and payable and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when known and estimable. These losses, when incurred, have been within the range of our expectations. Notes payable are financial liabilities with carrying values that approximate fair value.

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

Derivative Instruments:

We have two forward contracts for the purchase of Sterling (GBP) as hedging instruments for an intercompany loan from the parent company to our subsidiary in the United Kingdom, Stericycle International Ltd, which are described more fully in Note 8. The subsidiary borrowed the funds for the purchase of all the common stock of White Rose Environmental, Ltd. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009.

Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based

Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. No stock based compensation expense was recognized in 2005 for stock options issued in connection with our stock option plans and through our Employee Stock Purchase Plan (the “ESPP”) under the “intrinsic value” rules in APB No. 25. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon historical experience. The expected term of the stock options is based upon the historical volatility of our stock price. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates for a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Foreign Currency Translation:

Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income in shareholders’ equity.

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We do not have any environmental liabilities recorded at December 31, 2007 nor are we aware of any issues at our facilities that could initiate the need for environmental remediation.

Reclassifications:

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

New Accounting Standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements as well as numerous disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes that we elect for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial position, cash flows or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

Note 3—Acquisitions and Divestiture

During 2007, we completed 19 acquisitions, of which ten were domestic medical waste businesses, one was a domestic assembler and distributor of containers that we use in our mail-back program, one was a medical waste business in Canada, six were medical waste businesses in Latin America, and one was a medical waste business in Europe. The two largest acquisitions were MedSolutions, Inc. in Texas, and Commodore Medical Services, L.P. in Tennessee. In addition, we acquired the remaining minority interest of our Medam S.A. de C.V. subsidiary in Mexico and became the sole owner of our Medam B.A. subsidiary in Argentina, previously accounted for as a minority interest using the equity method of accounting.

The aggregate net purchase price of all our acquisitions, including adjustments for purchase accounting was approximately $241.0 million, of which $114.8 million was paid in cash, $112.5 million was paid by the issuance of promissory notes and $13.7 million was paid by the issuance of shares of our common stock. The purchase prices of these acquisitions have been primarily allocated to identifiable intangible assets and goodwill, reflecting the complementary strategic fit that the acquired businesses brought to us.

In February 2007, we sold three incinerators and associated customer contracts in the United Kingdom to comply with a remedy accepted by United Kingdom Competition Commission, as we reported in our Form 10-K for 2006. The sales price was $26.5 million and resulted in a gain of approximately $1.9 million. The selected assets, which included $13.1 million of goodwill, and related liabilities are presented on our balance sheet at December 31, 2006 as “Assets of disposal group held for sale” and “Liabilities of disposal group held for sale”.

During the year ended December 31, 2006, we completed 16 acquisitions, of which seven were domestic and nine were international. We completed one acquisition in Canada, six in Mexico, one in Ireland and one in Argentina. The largest of our acquisitions during the year was The Sterile Technologies Group Limited in Ireland (“STG”). We acquired all of the stock of STG for approximately $131.0 million, of which $114.0 million was paid in cash and $17.0 million was paid by the assumption of debt. The aggregate net purchase price of these acquisitions was approximately $194.9 million, of which approximately $164.0 million was paid in cash, $30.1 million was paid by the issuance of promissory notes and $0.8 million was paid by the issuance of shares of our common stock.

During the year ended December 31, 2005 we completed 22 acquisitions, of which 13 were domestic and nine were international. We completed seven acquisitions in Mexico and two in the United Kingdom. NNC Group, LLC in Indiana and Universal Solution International, Inc. (“USI”) in North Carolina were our two largest acquisitions during the year. In connection with the USI acquisition, we sold selected assets of USI’s consumer products division to Carolina Supply Chain Services LLC for $12.3 million, of which $10.3 million was the net amount received in cash. The aggregate net purchase price of these acquisitions was approximately $189.4 million, of which approximately $139.7 million was paid in cash and $49.7 million was paid by the issuance of promissory notes.

For financial reporting purposes these acquisitions were accounted for using the purchase method of accounting. The total purchase price for 2007, 2006 and 2005 of $241.0 million, $194.9 million and $189.4 million, respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. In certain cases, the purchase price is or was subject to downwards adjustment if revenues from customer contracts acquired failed to reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. Some allocations are pending completion of certain intangible asset valuations. Goodwill was recorded in the amounts of $203.8 million, $119.3 million and $170.0 million during the years 2007, 2006 and 2005, respectively. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition.

We intend to continue to seek opportunities to acquire businesses that expand our national networks in the United States and internationally and increase our customer base. We believe that our acquisitions will enable us to improve our operating efficiencies through increased utilization of our service infrastructure.

Note 4—Property, Plant and Equipment

Property, plant and equipment at December 31 consist of the following items:

	2007	2006
	in thousands
Land	$12,879	$10,582
Building and improvements	59,447	52,384
Machinery and equipment	207,145	173,769
Office equipment and furniture	32,913	27,342
Internally developed software	4,061	2,567
Construction in progress	16,648	11,116

Total property, plant & equipment	333,093	277,760
Less: Accumulated depreciation and amortization	(140,054)	(120,807)

Property, plant and equipment, net	$193,039	$156,953

Note 5—Income Taxes

Significant components of our income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	in thousands
Current
U.S. federal	$39,440	$40,764	$23,530
U.S. state	8,042	7,857	4,561
Foreign countries	3,298	5,235	2,819

	50,780	53,856	30,910
Deferred
U.S. federal	$14,275	$9,131	$10,720
U.S. state	2,805	2,534	2,730
Foreign countries	5,002	1,783	466

	22,082	13,448	13,916

Total provision	$72,862	$67,304	$44,826

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	3.7%	3.9%	4.1%
Other	(0.6%)	0.1%	0.9%

Effective tax rate	38.1%	39.0%	40.0%

Cash payments for income taxes were $45.9 million, $30.1 million and $28.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
	in thousands
Deferred tax liabilities:
Property, plant and equipment	$(20,265)	$(12,963)
Goodwill and other intangibles	(104,776)	(91,641)
Other	—	(917)

Total deferred tax liabilities	(125,041)	(105,521)

Deferred tax assets:
Accrued liabilities	9,146	9,545
Other	2,930	2,077
Net operating tax loss carryforward	1,434	4,450

Total deferred tax assets	13,510	16,072

Net deferred tax liabilities	$(111,531)	$(89,449)

At December 31, 2007, net operating loss carry forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry forwards related to our subsidiary, 3CI Complete Compliance Corporation (“3CI”). Stericycle acquired 3CI’s net operating loss carry forwards during 2006 and as a result has a remaining net operating loss carry forward for federal and state purposes of $4.1 million which began to expire in 2006.

We have a foreign tax credit of approximately $0.1 million, which will begin to expire beginning in 2010. Undistributed earnings of foreign subsidiaries are considered permanently invested, and therefore no U.S. deferred taxes are recorded thereon. The cumulative amounts of such earnings are $43.4 million at December 31, 2007, and it was not practicable to estimate the U.S. withholding tax thereon assuming repatriation.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S.

income tax examinations by tax authorities for years before 2001. In the third quarter of 2006 the Internal Revenue Service (“IRS”) began an examination of the Company’s U.S. income tax return for 2004. This examination was settled in the second quarter of 2007, and we paid an immaterial amount during the third quarter of 2007 for additional tax and interest with respect to adjustments to our deduction for state income tax expense and currency losses. Tax years 2005 and 2006 remain open and subject to examination by the IRS, and our subsidiaries in foreign countries have tax years open ranging from 2002 through 2006.

The total amount of unrecognized tax benefit reserve as of December 31, 2007 is $3.7 million, which includes immaterial amounts of interest and penalties and is reflected as a liability on the balance sheet. The amount of income tax contingency reserve that, if recognized, would affect the effective tax rate is approximately $3.7 million. At December 31, 2007, the balances have not materially changed nor do we expect a significant increase or decrease to these balances over the next twelve months. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table shows reconciliation of income tax reserves as of December 31, 2007:

in thousands
Unrecognized tax benefit reserve, January 1, 2007	$4,400
Gross increases- tax positions in prior period	1,228
Gross decreases- tax positions in prior period	(188)
Gross increase- current period tax positions	—
Settlement	(925)
Lapse of statute of limitations	(840)

Unrecognized tax benefit reserve, December 31, 2007	$3,675

Note 6—Long-Term Debt

Long-term debt consists of the following at December 31:

	2007	2006
	in thousands
Obligations under capital leases	$1,709	$617
Senior credit facility	465,434	387,265
Notes payable and other foreign debt	168,641	77,914

	635,784	456,796
Less: Current portion	22,003	22,681

Total	$613,781	$443,115

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2007 are as follows:

in thousands
2008	$21,410
2009	19,067
2010	26,374
2011	13,547
2012	486,673
Thereafter	67,004

$634,075

We paid interest of $31.8 million, $27.6 million and $13.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Property under capital leases included with property, plant and equipment in the accompanying Consolidated Balance Sheets is as follows at December 31:

	2007	2006
	in thousands
Buildings	$138	$—
Machinery and equipment	456	142
Office equipment	62	—
Vehicles	2,227	6,123
Less: Accumulated depreciation and amortization	(1,198)	(5,853)

	$1,685	$412

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows:

in thousands
2008	$683
2009	570
2010	420
2011	195
2012	7

Total minimum lease payments	1,875
Less amounts representing interest	(166)

Present value of net minimum lease payments	1,709
Less: Current portion	(593)

Long-term obligations under capital leases	$1,116

Senior Credit Facility

In August 2007, we entered into a new credit agreement. The new credit agreement was in substance an amendment of our existing credit agreement. The amended credit facility reduces the interest rates that we are charged by reducing the applicable margin that is added to the relevant interest rate. Our borrowings bear interest at fluctuating interest rates determined, at our election in advance for any quarterly or other applicable interest period, by reference to (i) a “base rate” (the higher of the prime rate at Bank of America, N.A. or 0.5% above the rate on overnight federal funds transactions) or (ii) the London Interbank Offered Rate, or LIBOR, plus, in either case, the applicable margin within the relevant range of margins provided in our credit agreement. The applicable margin is based upon our consolidated leverage ratio. As of December 31, 2007, the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans and 0.625% on LIBOR loans. In addition to the change in applicable margin, the facility was increased from $650 million to $850 million, with an additional capacity available up to $200 million upon request. We also increased both the letter of credit sublimit and alternative currency sublimit to $300 million from $200 million each. The maturity date was extended from July 2011 to August 2012.

As of December 31, 2007, we had $465.4 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $16.0 million. In addition, we had $139.4 million committed to outstanding letters of credit. As of December 31, 2007 the weighted average rate of interest on the unsecured revolving credit facility was 5.53% per annum.

In July 2006 we, and certain of our subsidiaries, entered into a credit agreement with Bank of America, N.A., and other lenders party to the credit agreement. The credit agreement was in effect an amendment of our then existing senior unsecured credit facility.

The 2006 credit agreement (i) reduced our costs of borrowing by using a more favorable pricing grid; (ii) increased our revolving credit facility from $550 million to $650 million; (iii) increased the “accordion” (the amount for which we could request an increase in the size of our revolving credit facility) from $100 million to $200 million; (iv) increased the letter of credit sublimit from $150 million to $200 million; (v) increased the foreign currency sublimit from $125 million to $200 million; (vi) increased the debt-to-EBITDA covenant from 3.00:1.00 to 3.75:1.00; and (vii) extended the maturity date of our borrowings from June 30, 2010 to July 31, 2011.

As of December 31, 2006, we had $387.3 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $9.3 million. In addition, we had $48.8 million committed to outstanding letters of credit. As of December 31, 2006 the weighted average rate of interest on the unsecured revolving credit facility was 6.08% per annum.

Notes Payable and Foreign Subsidiary Debt

At December 31, 2007 we had promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $168.6 million. Of the $168.6 million, $139.4 million of promissory notes was secured with letters of credit. Of the $168.6 million, $138.6 million had a fixed interest rate and $30.0 million had a floating interest rate. The weighted average interest rate was 5.79%, and the weighted average maturity was approximately 5.9 years.

At December 31, 2006 we had promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $77.9 million. Of the $77.9 million, $48.8 million of promissory notes was secured with letters of credit. Of the $77.9 million, $49.1 million had a fixed interest rate and $28.8 million had a floating interest rate. The weighted average interest rate was 6.21%, and the weighted average maturity was approximately 4.4 years.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with JPMorganChase Bank N.A. with a current balance of $4.3 million. This loan expires in May 2008. Management currently believes no amount will be paid under the guarantee.

Note 7—Accrued Liabilities

Accrued liabilities at December 31 consist of the following items:

	2007	2006
	in thousands
Accrued compensation	$16,898	$13,507
Accrued insurance	16,770	15,214
Accrued income tax	11,446	18,328
Accrued interest	3,214	1,840
Accrued professional liabilities	5,489	2,503
Accrued liabilities- other	21,754	24,042

Total accrued liabilities	$75,571	$75,434

Note 8—Derivative Instruments

In July 2004, we entered into four forward contracts, of which two have settled, to hedge a GBP Sterling-based intercompany loan between our US-based subsidiary, Stericycle International L.L.C. and our subsidiary in the United Kingdom, Stericycle International Ltd. The subsidiary borrowed the funds for the purchase of White

Rose. The forward contracts align with the anticipated repayment schedule of the loan and the last contract expires in July 2009. Initially, we did not elect hedge accounting on the forward contracts and had recognized the change in value of the hedges through other income (expense). This amount was generally offset by the currency adjustment to the intercompany receivable.

On October 1, 2005, we prospectively designated these existing forward contracts as cash flow hedges and are using hedge accounting. The objective of our cash flow hedges is to offset the foreign exchange risk to the U.S. dollar equivalent cash inflows on the settlement of the GBP denominated intercompany loan. During 2007 and 2006 the cost of the forward contracts recognized was immaterial to our net income. At December 31, 2007, the fair market value of the hedge was recorded as a liability of $2.6 million of which $0.7 million is current. As of December 31, 2007, the total notional amount of hedges outstanding is GBP 11.0 million. At December 31, 2007 the hedges were determined to be 100% effective.

Note 9—Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired.

We have two geographical reporting segments, “United States” and “Foreign Countries”, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 was as follows:

	United States	Foreign Countries	Total
	in thousands
Balance as of December 31, 2005	$621,496	$63,673	$685,169
Goodwill acquired during year	26,028	93,311	119,339
Changes due to currency fluctuation	—	9,465	9,465

Balance as of December 31, 2006	647,524	166,449	813,973
Goodwill acquired during year	195,454	8,362	203,816
Changes due to currency fluctuation	—	15,544	15,544

Balance as of December 31, 2007	$842,978	$190,355	$1,033,333

During the quarter ended June 30, 2007 we performed our annual goodwill impairment evaluation for our three operating units, Domestic Regulated Medical Waste, Domestic Regulated Returns Management and Foreign Countries, and determined that none of our recorded goodwill was impaired. We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

In 2007 we wrote off $2.0 million for the White Rose Environmental tradename as a result of the name change of our subsidiary in the United Kingdom, and we wrote off $0.2 million for the permit intangible for a treatment facility in the United Kingdom that was no longer being used. These intangibles were part of the Foreign Countries segment and the write off is reported in our Statement of Income as impairment of intangible assets. In 2007 and 2006 we performed our annual permit impairment evaluation and determined that, other than noted above, there was no impairment. At December 31, 2007 and 2006, we had $52.8 million and $32.2 million, respectively, of indefinite lived intangibles that consist of environmental permits for which we performed an annual impairment test, and determined there was no impairment.

According to SFAS 142, other intangible assets will continue to be amortized over their useful lives.

In 2007, we assigned $15.9 million to customer relationships with amortization periods of 20 to 40 years, $16.7 million to facility environmental permits with indefinite lives, $2.5 million to non-compete agreements with amortization periods of one to ten years, and $0.1 million to proprietary technology with an amortization periods of three to five years.

In 2006, we assigned $41.2 million to customer relationships with amortization periods of 20 to 40 years, $13.6 million to facility environmental permits with indefinite lives, $0.3 million to non-compete agreements with amortization periods of one to five years, and $0.2 million to proprietary technology with an amortization period of three years.

As of December 31, the value of the amortizing intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amounts
	2007	2006	2007	2006	2007	2006
	in thousands
Non-compete	$4,423	$7,184	$1,825	$6,357	$2,598	$827
Customer relationships	103,249	83,330	7,349	4,355	95,900	78,975
Tradenames	1,200	3,754	156	297	1,044	3,457
License agreements	2,779	500	2,687	308	92	192
Other	441	341	213	137	228	204

Total	$112,092	$95,109	$12,230	$11,454	$99,862	$83,655

During the years ended December 31, 2007, 2006 and 2005 the aggregate amortization expense was $3.7 million, $3.0 million and $1.6 million, respectively.

The estimated amortization expense for each of the next five years is as follows for the years ended December 31:

In thousands
2008	$3,843
2009	3,635
2010	3,474
2011	3,002
2012	2,958

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2007.

Note 10—Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next 12 years. The leases for most of the properties contain renewal provisions.

Rent expense for 2007, 2006 and 2005 was $32.4 million, $28.7 million and $25.8 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2007 for each of the next five years and in the aggregate are as follows:

In thousands
2008	$31,083
2009	27,574
2010	22,634
2011	17,123
2012	11,429
Thereafter	28,725

$138,568

Note 11—Net Income Per Common Share

During the quarter ended June 30, 2007 our shareholders approved the increase in our authorized shares of common stock from 80,000,000 shares to 120,000,000 shares. In addition, the Board of Directors authorized a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2007 in respect of each share of common stock outstanding on the record date of May 17, 2007. Historic share and per share amounts have been adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2007	2006	2005
	In thousands, except share and per share data
Numerator:
Numerator for basic earnings per share
Net income	$118,378	$105,270	$67,154

Denominator:
Denominator for basic earnings per share-weighted average shares	87,578,650	88,466,990	88,569,160
Effect of diluted securities:
Employee stock options	2,348,589	2,062,444	2,051,644
Warrants	6,003	564	214

Dilutive potential shares	2,354,592	2,063,008	2,051,858

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	89,933,242	90,529,998	90,621,018

Earnings per share—Basic	$1.35	$1.19	$0.76

Earnings per share—Diluted	$1.32	$1.16	$0.74

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 12.

In 2007, 2006 and 2005, options and warrants to purchase 279,081 shares, 1,565,864 shares and 66,416 shares, respectively, at exercise prices of $38.57-$59.70, $17.53-$36.26 and $22.11-$31.11, respectively, were not included in the computation of diluted earnings per share (“EPS”) because the effect would be antidilutive.

Note 12—Stock Based Compensation

Share and per share data have been adjusted to reflect 2-for-1 stock split effective May 31, 2007.

Stock Plans:

We have adopted five stock option plans:

(i)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(ii)	the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

(iii)	the 1997 Stock Option Plan, which expired in January 2007;

(iv)	the Directors Stock Option Plan, which expired in May 2006;

(v)	the 1995 Incentive Compensation Plan, which expired in July 2005.

The 2005 Plan authorizes awards of stock options and stock appreciation rights for a total of 4,800,000 shares; as amended, the 2000 Plan authorizes stock option grants for a total of 7,000,000 shares; the 1997 and 1995 Plans each authorized stock option grants for a total of 6,000,000 shares; and as amended, the Directors Plan authorized stock option grants for a total of 2,340,000 shares.

The 2005 Plan provides for the grant of nonstatutory stock options (“NSOs”) and incentive stock options intended to qualify under section 422 of the Internal Revenue Code (“ISOs”) as well as stock appreciation rights; the 2000 Plan provides for the grant of NSOs; the 1997 and 1995 Plans each provided for the grant of NSOs and ISOs; and the Directors Plan provided for the grant of NSOs.

The 2005 Plan authorizes awards to our officers, employees and consultants and, following the expiration of the Directors Plan in May 2006, to our directors; the 2000 Plan authorizes stock option grants to our employees and consultants, but not to our officers and directors; the 1997 and 1995 Plans each authorized stock option grants to our officers, directors, employees and consultants; and the Directors Plan authorized stock option grants to our outside directors.

As of December 31, 2007, we reserved the following shares for issuance, consisting of both shares available for option grants under the 2005 Plan, 2000 Plan, 1997 Plan and shares granted as options under all five of our plans, but not yet exercised:

1995 Plan options	491,616
1996 Directors Plan options	474,576
1997 Plan options	1,292,854
2000 Plan options	2,904,753
2005 Plan options	4,750,841
Warrants	22,000

Total shares reserved	9,936,640

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the ESPP effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 600,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. We recognize compensation expense for the ESPP, which is reflected in the statement of income. Every employee who has completed one year’s employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2007, 2006 and 2005, 43,777 shares, 40,996 shares and 37,144 shares, respectively, were issued through the ESPP.

Stock Based Compensation Expense:

As a result of adopting SFAS No. 123R, our net income was $6.6 million and $6.5 million less for 2007 and 2006, respectively, than if we had continued to account for stock-based compensation under APB No. 25 and its related interpretations. Basic and diluted net income per share during the years ended December 31, 2007 and 2006 of $1.35 and $1.32, and $1.19 and $1.16, respectively, were negatively impacted by $0.08 and $0.07, and $0.07 and $0.07, respectively, due to the adoption of SFAS No. 123R.

We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006. This compensation expense was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Since the adoption of SFAS No. 123R, there have been no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS No. 123R. During the years ended December 31, 2007 and 2006, we recognized compensation expense of $10.3 million and $10.3 million, respectively, for stock options, and $0.4 million and $0.3 million, respectively, for the ESPP, which is reflected in the statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2007 and 2006.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with APB No. 25 and followed the disclosure requirements of SFAS No. 123. Under APB No. 25, we accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in our statement of income because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Options granted were valued using the Black-Scholes option-pricing model for SFAS No. 123 purposes as well as the following pro forma disclosure assuming the SFAS No. 123 fair value method was used.

The following table sets forth the computation of basic and diluted loss per share and illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plan in 2005:

Year Ended December 31,
2005
in thousands, except per share data
Stock options expense included in net income	$16

As reported net income	67,154
Pro forma impact of stock options, net of tax	(5,940)
Pro forma impact of employee stock plan, net of tax	(127)

Pro forma net income	$61,087

Earnings per share:
Basic—as reported	$0.76

Basic—pro forma	$0.69

Diluted—as reported	$0.74

Diluted—pro forma	$0.68

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the consolidated statements of income:

	Years Ended December 31,
	2007	2006
	in thousands
Cost of revenues—stock option plan	$477	$784
Selling, general and administrative—stock option plan	9,818	9,521
Selling, general and administrative—employee stock purchase plan	419	305

Total	$10,714	$10,610

As of December 31, 2007, there were $20.3 million of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.68 years.

The following table sets forth the tax benefits related to stock compensation:

	Years Ended December 31,
	2007	2006
	in thousands
Tax benefit recognized in income statement	$4,207	$3,804
Excess tax benefit realized	8,054	8,427

Stock Options:

Options granted to officers and employees generally vest over five years. During 2007, 2006 and 2005, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007		2006		2005
	Number of options	Weighted average exercise price per share	Number of options	Weighted average exercise price per share	Number of options	Weighted average exercise price per share
Outstanding at beginning of year	7,037,310	$20.96	7,185,698	$16.62	6,840,596	$13.57
Granted	1,472,403	40.24	1,744,536	30.46	1,795,374	24.22
Exercised	(1,013,290)	14.86	(1,513,216)	10.48	(1,292,070)	10.60
Forfeited	(232,533)	29.78	(370,100)	24.57	(154,636)	19.90
Cancelled or expired	(5,095)	26.68	(9,608)	9.24	(3,566)	21.10

Outstanding at end of year	7,258,795	$25.44	7,037,310	$20.96	7,185,698	$16.62

Exercisable at end of year	3,526,237	$18.62	3,348,190	$15.39	3,680,026	$11.96
Available for future grant	2,655,845		3,899,020		5,863,056

The total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was $34.6 million and $34.0 million, respectively. The total intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2007; this amount changes based on the fair market value of our stock.

Outstanding options at December 31, 2007 and 2006 had a weighted average remaining contractual life of 6.8 years and 7.0 years, respectively, with an aggregate intrinsic value of $246.5 million and $118.1 million, respectively. Exercisable options at December 31, 2007 and 2006 had a weighted average remaining contractual life of 5.4 years and 5.6 years, respectively, with an aggregate intrinsic value of $143.8 million and $74.9 million, respectively.

Options outstanding and exercisable as of December 31, 2007 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 3.188-$13.685	1,074,883	3.26	$9.60	1,074,883	$9.60
$15.350-$17.715	734,253	5.04	17.47	690,568	17.47
$17.895-$20.500	155,739	4.99	19.36	143,508	19.33
$20.900-$22.110	806,264	6.12	22.08	557,417	22.09
$22.400-$22.700	102,495	6.83	22.66	53,190	22.66
$22.775-$22.900	1,008,243	7.12	22.90	349,280	22.90
$22.925-$28.750	275,421	6.82	24.35	228,507	24.14
$28.795-$29.540	1,046,549	8.08	29.53	195,705	29.54
$29.590-$38.500	661,479	8.35	32.38	200,519	31.96
$38.565-$59.700	1,393,469	9.19	40.35	32,660	38.89

	7,258,795	6.82	$25.44	3,526,237	$18.62

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. The expected term of options granted is based on historical experience. Expected volatility is based upon historical volatility. The expected dividend yield is zero. The risk-free interest rate is based upon the U.S. Treasury yield rates of a comparable period. The assumptions that we used in the Black-Scholes model are as follows:

	Years Ended December 31,
	2007	2006	2005
Stock options granted	1,472,403	1,744,536	1,795,374
Weighted average grant date fair value	$11.43	$8.91	$7.26
Expected term (in years)	5.25	4.5	4.3
Expected volatility	27.07%	28.87%	32.00%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	4.52%	4.83%	4.05%

Note 13—Preferred Stock and Warrants

Preferred Stock:

At December 31, 2007 and 2006 we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

Warrants:

Share and per share data have been adjusted to reflect 2-for-1 stock split effective May 31, 2007.

In September 2003, in connection with an acquisition, we issued warrants to purchase 2,000 shares of our common stock. The warrants will become exercisable in September 2008. The exercise price of the warrants is $23.63 per share. At December 31, 2007 all of the warrants were outstanding.

In October 2006, in connection with an acquisition, we issued warrants to purchase 20,000 shares of our common stock. The exercise price of the warrants is $35.33 per share. At December 31, 2007 all of the warrants were outstanding and exercisable.

Note 14—Employee Benefit plan

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,500 per annum. Our contributions for the years ended December 31 2007, 2006 and 2005 were approximately $1.6 million, $1.5 million and $1.3 million, respectively.

Note 15—Non-consolidating Joint Ventures

In 2007 we became the 100% owner of the former joint venture, Medam, B.A. Srl, an Argentine corporation. As part of a legal restructuring of the business operations of Medam, B.A. we recognized a $2.9 million charge related to the impairment of that investment and write-off of an intercompany loan. In 2006 and 2005, we recorded $0.5 million and $0.3 million, respectively, of equity losses related to the above joint venture, which were recorded in the other income (expense).

In 2005 we wrote-off a $2.5 million note receivable related to the sale of our minority interest investment in Evertrade Regulated Waste (Pty) Ltd, a South African company.

Note 16—Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

In November 2007, the arbitrator issued a final award in arbitration proceedings in Australia with SteriCorp Limited. The arbitrator awarded Stericycle $8.2 million USD on our claim against SteriCorp for payments due under certain convertible notes and awarded SteriCorp $14.5 million USD on its claim that we failed to supply SteriCorp with equipment conforming to specifications under an equipment supply agreement. The final award also requires us to pay two-thirds of SteriCorp’s arbitration costs. An estimate of these amounts has been made and accrued for in our consolidated financial statements. The net effect of the various components of the final arbitration award was a charge of $13.9 million to our income statement identified as “Arbitration award and related costs.”

A United Kingdom subsidiary of ours is currently involved in arbitration proceedings with Daniels Corporation (UK) Limited over White Rose Sharpsmart Limited, a joint venture in which our subsidiary has a 50% interest. We do not believe that these proceedings are material.

Note 17—Products and Services and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are Foreign Medical Waste Management Services (“Foreign Countries”), Domestic Medical Waste Management Services (“United States”) and Domestic Returns Management Services. We have aggregated Domestic Medical Waste Management Services and Domestic Returns Management Services into one reportable segment, United States, based on our consideration of the following aggregation criteria:

•	they have similar economic characteristics,

•	the same services are provided,

•	the same types of customers are serviced,

•	the same types of waste collection, transportation and treatment methods are utilized,

•	their regulatory environments are similar, but vary based upon country specific regulations, and

•	they employ the same sales and marketing techniques and activities.

Our two reportable segments are United States and Foreign Countries.

Our foreign operations have material revenues and long lived assets in the United Kingdom and Ireland, (referred to as “Europe” in the following table). Summary information for our reportable segments is as follows:

	2007	2006	2005
	in thousands
Revenues:
United States	$721,408	$616,436	$508,247

Europe	149,467	128,743	69,098
Other Foreign Countries	61,892	44,458	32,112

Total Foreign Countries	211,359	173,201	101,210

Total	$932,767	$789,637	$609,457

Income before income taxes:
United States	$167,603	$150,820	$102,286
Other Foreign Countries	23,637	21,754	9,694

Total	$191,240	$172,574	$111,980

Total assets:
United States	$1,304,248	$1,016,146	$978,027
Other Foreign Countries	303,911	311,760	69,633

Total	$1,608,159	$1,327,906	$1,047,660

Long-lived assets:
United States	$1,165,419	$895,299	$859,497

Europe	132,445	168,007	23,617
Other Foreign Countries	100,019	45,998	20,504

Total Foreign Countries	232,464	214,005	44,121

Total	$1,397,883	$1,109,304	$903,618

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

	2007	2006	2005
	in thousands
Regulated medical waste management services	$637,731	$557,927	$495,469
Regulated returns management services	83,677	58,509	12,778

Total Revenues	721,408	616,436	508,247

Net interest expense	27,347	23,406	11,621
Write-down of investment	—	1,000	—
Debt extinguishment and refinancing	—	—	197
3CI settlement of class action litigation (2005)/ proceeds from insurance (2006 and 2007)	(3,300)	(1,025)	36,481
Licensing legal settlement	—	—	1,823
Income before income taxes	167,603	150,820	102,286
Income taxes	64,562	63,524	41,298

Net income	$103,041	$87,296	$60,988

Depreciation and amortization	$22,204	$19,893	$16,317
Capital expenditures	37,222	25,556	20,011

Detailed information for our Foreign Countries reporting segment is as follows:

	2007	2006	2005
	in thousands
Regulated medical waste management services	$210,857	$172,653	$100,147
Property equipment and technology license sales	502	548	1,063

Total revenues	211,359	173,201	101,210

Net interest expense	5,028	3,655	626
Write-down of investment	2,930	—	—
Debt extinguishment and refinancing	—	—	250
Income before income taxes	23,637	21,754	9,694
Income taxes	8,300	3,780	3,528

Net income	$15,337	$17,974	$6,166

Depreciation and amortization	$8,933	$7,143	$5,114
Capital expenditures	11,175	10,858	6,303

Note 18—Accumulated Other Comprehensive Income

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for 2007, 2006 and 2005:

	Currency translation adjustments	Unrealized gains (losses) on cash flow hedges	Total accumulated other comprehensive income
	in thousands
Ending balance December 31, 2004	$2,464	$(3)	$2,461
Fiscal 2005 change	(1,817)	(98)	(1,915)

Ending balance December 31, 2005	647	(101)	546
Fiscal 2006 change	4,350	333	4,683

Ending balance December 31, 2006	4,997	232	5,229
Fiscal 2007 change	25,125	166	25,291

Ending balance December 31, 2007	$30,122	$398	$30,520

Note 19—Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2007 and 2006:

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007	Year 2007
	in thousands, except per share data
Revenues	$211,049	$232,845	$237,323	$251,550	$932,767
Gross profit	94,236	104,517	106,814	112,354	417,921
Gain on sale of assets	823	1,075	—	201	2,099
Impairment of intangible assets	—	(228)	—	(2,041)	(2,269)
Impairment of fixed assets	(650)	(611)	—	—	(1,261)
Arbitration award and related costs	—	—	—	(13,904)	(13,904)
Write-down of investment	—	—	—	(2,930)	(2,930)
Insurance proceeds	500	—	—	2,800	3,300
Net Income	29,387	31,998	32,895	24,098	118,378
* Basic earnings per common share	$0.33	$0.37	$0.38	$0.27	$1.35
* Diluted earnings per common share	$0.32	$0.36	$0.37	$0.27	$1.32

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006	Year 2006
	in thousands, except per share data
Revenues	$179,249	$198,424	$203,267	$208,697	$789,637
Gross profit	78,753	87,561	90,523	93,030	349,867
Impairment of fixed assets	—	(300)	—	—	(300)
Write-down of investment in securities	—	(1,000)	—	—	(1,000)
Insurance proceeds	—	—	—	1,025	1,025
Net Income	23,525	25,168	27,532	29,045	105,270
* Basic earnings per common share	0.27	0.28	0.31	0.33	1.19
* Diluted earnings per common share	0.26	0.28	0.30	0.32	1.16

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

In thousands

	Balance 12/31/04	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/05
Allowance for doubtful accounts	$4,188	$2,645	$1,215	$(3,238)	$4,810
Deferred tax valuation allowance	922	—	—	(922)	—

	Balance 12/31/05	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/06
Allowance for doubtful accounts	$4,810	$4,194	$48	$(3,641)	$5,411

	Balance 12/31/06	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/07
Allowance for doubtful accounts	$5,411	$4,392	$293	$(3,939)	$6,157

(1)	Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition and currency translation adjustments.

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

(c) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2007.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on May 29, 2008, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on May 29, 2008, to be filed pursuant to Regulation 14A.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on May 29, 2008, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on May 29, 2008 to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

No information is required by this Item.

Item 14. Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and the audit of our internal controls over financial reporting, and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended December 31, 2007 and 2006 were approximately $1.2 million and $1.1 million, respectively.

Audit Related Fees:

In the years ended December 31, 2007 and 2006 Ernst & Young LLP did not bill us for any audit related fees. Ernst & Young LLP did not perform any other assurance or related services during either of these two fiscal years.

Tax Fees:

Ernst & Young LLP did not provide any tax compliance, tax advice or tax planning services to us during the fiscal years ended December 31, 2007 and 2006.

All Other Fees:

In 2007 we subscribed to the Ernst & Young online research tool at cost of $2,000.

Ernst & Young LLP did not provide any other services to us during the fiscal years ended December 31, 2007 and 2006.

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

We have filed the following exhibits with this report:

Exhibit Index	Description	Filed with Electronic Submission
3.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our 1996 Form S-1)

3.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)

3.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)

3.4*	Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 as declared effective on October 10, 2007 (Registration No. 333-144613)

3.5	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 22, 2008)	x

4.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our 1996 Form S-1)

10.1*	Credit Agreement dated as of August 24, 2007 entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, other lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., Fortis Capital Corp. and The Royal Bank of Scotland plc, as co-documentation agents, with Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers (incorporated by reference to our current report on Form 8-K filed August 28, 2007)

10.2*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.3*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)

10.4*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.5*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)

10.6*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3)

10.7*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)

10.8*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)

10.9*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)

Exhibit Index	Description	Filed with Electronic Submission
10.10*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)

10.11*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)

10.12*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))

10.13*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353)

10.14†	Form of stock option agreement for option grant under 1997 Plan, 2000 Plan and 2005 Plan (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for 2005)

10.15†	Bonus conversion program (2008 plan year)	x

10.16†	Form of stock option agreement for option grant under bonus conversion program	x

10.17*†	Employee Stock Purchase Plan (“ESPP”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66544)

10.18*†	First amendment to ESPP (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2002)

10.19*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)

10.20*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)

14	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)

21	Subsidiaries	x

23	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

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

Dated: February 29, 2008

Name	Title	Date

/s/ JACK W. SCHULER Jack W. Schuler	Chairman of the Board of Directors	February 29, 2008

/s/ MARK C. MILLER Mark C. Miller	President and Chief Executive Officer and a Director (Principal Executive Officer)	February 29, 2008

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	February 29, 2008

/s/ WILLIAM K. HALL William K. Hall	Director	February 29, 2008

/s/ JONATHAN T. LORD, M.D Jonathan T. Lord, M.D.	Director	February 29, 2008

/s/ JOHN PATIENCE John Patience	Director	February 29, 2008

/s/ THOMAS R. REUSCHÉ Thomas R. Reusché	Director	February 29, 2008

/s/ PETER VARDY Peter Vardy	Director	February 29, 2008