Form 10-Q
period 2008-03-31
STERICYCLE INC
filed 2008-05-08
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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

As of May 2, 2008 there were 86,215,065 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Condensed Consolidated Statements of Income
for the three months ended March 31, 2008 and 2007 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2008 and 2007 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Qualitative and Quantitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. Other Information

Item 1. Legal Proceedings	18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 6. Exhibits	19

Signature	19

Certifications	20

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,205	$17,108
Short-term investments	173	1,256
Accounts receivable, less allowance for doubtful accounts of $6,400 in 2008 and $6,157 in 2007	164,046	157,435
Deferred income taxes	12,873	13,510
Other current assets	21,436	20,967
Total Current Assets	209,733	210,276
Property, Plant and Equipment, net	193,560	193,039
Other Assets:
Goodwill	1,048,522	1,033,333
Intangible assets, less accumulated amortization of $12,291 in 2008 and $12,230 in 2007	155,984	152,689
Other	18,539	18,822
Total Other Assets	1,223,045	1,204,844
Total Assets	$1,626,338	$1,608,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$22,423	$22,003
Accounts payable	27,876	40,049
Accrued liabilities	97,676	75,571
Deferred revenue	16,240	12,095
Total Current Liabilities	164,215	149,718
Long-term debt, net of current portion	649,889	613,781
Deferred income taxes	136,391	125,041
Other liabilities	4,699	5,544
Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 86,139,868 issued and outstanding in 2008, 87,410,653 issued and outstanding in 2007)	861	874
Additional paid-in capital	124,750	197,462
Accumulated other comprehensive income	28,650	30,520
Retained earnings	516,883	485,219
Total Shareholders' Equity	671,144	714,075
Total Liabilities and Shareholders' Equity	$1,626,338	$1,608,159

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands
	Three Months Ended March 31,
	2008	2007
Revenues	$254,784	$211,049

Costs and Expenses:
Cost of revenues	135,121	111,619
Selling, general and administrative expenses	45,765	36,703
Depreciation and amortization	8,345	7,138
Gain on sale of business	--	(823)
Impairment of fixed assets	--	650
Arbitration settlement and related costs	5,352	--
Acquisition integration expenses	713	313
Total Costs and Expenses	195,296	155,600
Income from Operations	59,488	55,449

Other Income (Expense):
Interest income	402	401
Interest expense	(8,128)	(7,700)
Insurance proceeds	--	500
Other expense, net	(443)	(553)
Total Other Expense	(8,169)	(7,352)

Income Before Income Taxes	51,319	48,097

Income Tax Expense	19,655	18,710

Net Income	$31,664	$29,387

Earnings Per Common Share:
Basic	$0.36	$0.33
Diluted	$0.35	$0.32

Weighted Average Number of Common Shares Outstanding:
Basic	86,845,150	88,284,526
Diluted	89,393,242	90,436,694

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$31,664	$29,387
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	--	(823)
Impairment of fixed assets	--	650
Write-off of note receivable related to joint venture	798	--
Stock compensation expense	3,064	2,450
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	23	(576)
Depreciation	7,293	6,270
Amortization	1,052	868
Deferred income taxes	8,916	6,176
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(2,347)	5,420
Accounts payable	(14,309)	(1,635)
Accrued liabilities	22,793	(245)
Deferred revenue	4,104	3,632
Other assets	551	1,316
Net cash provided by operating activities	63,602	52,890

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(7,776)	(14,645)
Proceeds from maturity of short-term investments	1,078	689
Proceeds from sale of assets	--	26,453
Proceeds from sale of property and equipment	--	49
Capital expenditures	(11,299)	(10,300)
Net cash (used in)/ provided by investing activities	(17,997)	2,246

FINANCING ACTIVITIES:
Repayment of long-term debt	(255)	(16,200)
Net borrowings on senior credit facility	29,326	10,879
Principal payments on capital lease obligations	(85)	(111)
Purchase/ cancellation of treasury stock	(79,384)	(46,071)
Proceeds from other issuance of common stock	2,397	3,075
Excess tax benefit of stock options exercised	(23)	576
Net cash used in by financing activities	(48,024)	(47,852)
Effect of exchange rate changes on cash	(3,484)	(2,682)
Net (decrease)/ increase in cash and cash equivalents	(5,903)	4,602
Cash and cash equivalents at beginning of period	17,108	13,492
Cash and cash equivalents at end of period	$11,205	$18,094

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$7,044	$11,854

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, as filed with our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008.

NOTE 2 – ACQUISITIONS AND DIVESTITURE

During the quarter ended March 31, 2008, we completed two acquisitions.  We acquired selected assets of a domestic medical waste business and all the stock of a regulated waste business in Canada.

The aggregate net purchase price of our acquisitions, including adjustments for purchase accounting, during the quarter ended March 31, 2008 was approximately $14.8 million, of which $7.8 million was paid in cash and $7.0 million was paid by the issuance of promissory notes.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

Effective for the month ending March 31, 2008, we dissolved our relationship in a United Kingdom joint venture, White Rose Sharpsmart Limited that was formed in October 2001 prior to our acquisition of White Rose Environmental Limited in June

2004.  This joint venture was previously consolidated in our financial statements.  Please see Note 14 – Subsequent Events for additional information.

NOTE 3 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.  Tax years 2005 and 2006 remain open and subject to examination by the IRS, and our subsidiaries in foreign countries have tax years open ranging from 2002 through 2007.

The total amount of unrecognized tax benefit reserve as of March 31, 2008 is $3.7 million, which includes immaterial amounts of interest and penalties and is reflected as a liability on the balance sheet.  The amount of unrecognized tax benefit reserve that, if recognized, would affect the effective tax rate is approximately $3.7 million.  We do not expect a significant increase or decrease to these balances over the next twelve months.  We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with the prior year.

NOTE 4 – STOCK BASED COMPENSATION

At March 31, 2008 we had stock options outstanding under the following plans:

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

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended March 31,
	2008	2007
Stock options	$2,929	$2,355
Employee stock purchase program	135	95
Total pre-tax expense	$3,064	$2,450

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2008	2007
Tax benefit recognized in income statement	$1,211	$937
Excess tax benefit realized	(23)	576

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended March 31,
	2008	2007
Expected term (in years)	5.5	5.0
Expected volatility	26.45%	27.47%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.58%	4.53%

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2008 and 2007 was $13.00 and $11.00, respectively.

Stock option activity for the three months ended March 31, 2008, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	7,258,795	$25.41
Granted	973,712	53.26
Exercised	(167,338)	15.03
Cancelled or expired	(83,018)	27.79
Outstanding at March 31, 2008	7,982,151	$29.00	6.97	$181,434,131
Exercisable at March 31, 2008	4,240,868	$21.50	5.67	$127,438,240
Vested and expected to vest in the future at March 31, 2008	6,675,122	$27.36	6.68	$162,465,061

The total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $6.4 million and $3.7 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at March 31, 2008 (for outstanding options), less the applicable exercise price.

As of March 31, 2008, there was $28.1 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.08 years.

NOTE 5 – COMMON STOCK

During the quarter ended March 31, 2008, we repurchased on the open market, and subsequently cancelled, 1,482,185 shares of common stock.  The weighted average repurchase price was $53.56 per share.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2008	2007
Numerator:
Numerator for basic earnings per share
Net income	$31,664	$29,387
Denominator:
Denominator for basic earnings per share-weighted average shares	86,845,150	88,284,526
Effect of diluted securities:
Employee stock options	2,546,946	2,149,600
Warrants	1,146	2,568
Dilutive potential shares	2,548,092	2,152,168
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	89,393,242	90,436,694

Earnings per share – Basic	$0.36	$0.33

Earnings per share – Diluted	$0.35	$0.32

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three months ended March 31, 2008 and 2007:

In thousands
	Three Months Ended March 31,
	2008	2007
Net income	$31,664	$29,387

Other comprehensive income:
Currency translation adjustments	(2,109)	(614)
Net gain / (loss) on derivative instruments	239	(63)
Other comprehensive income	(1,870)	(677)

Total comprehensive income	$29,794	$28,710

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $4.8 million with JPMorganChase Bank N.A. that expires in May 2008.  The loan with JPMorganChase and our associated guarantee will be extended until May 2009.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, net of amortization, for the three months ended March 31, 2008 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2008	$842,978	$190,355	$1,033,333
Changes due to currency fluctuation	--	1,843	1,843
Changes in goodwill on 2007 acquisitions	(1,240)	1,828	588
Goodwill on 2008 acquisitions	--	12,758	12,758
Balance as of September 30, 2007	$841,738	$206,784	$1,048,522

NOTE 10 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons.  We are also involved in a variety of civil litigation from time to time.

As more fully discussed in Note 14 – Subsequent Events, on April 19, 2008 Stericycle entered into a settlement that resulted in a total pre-tax expense of $5.4 million, or an after-tax expense of $3.3 million, in the first quarter of 2008.

NOTE 11 – NEW ACCOUNTING STANDARDS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 delayed the adoption date for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets until January 1, 2009.  We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.  Our adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of our retained earnings.  See Note 13 - Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS No. 159”).  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes that we elect for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not have any financial assets or liabilities for which we elect the fair value option under SFAS No. 159.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2008	2007
Regulated medical waste management services	$177,838	$147,523
Regulated returns management services	16,452	15,564
Total revenue	194,290	163,087
Net interest expense	6,502	5,962
Income before income taxes	48,956	41,559
Income taxes	17,972	16,503
Net income	$30,984	$25,056

Depreciation and amortization	$5,803	$5,259

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2008	2007
Regulated medical waste management services	$60,494	$47,962
Net interest expense	1,224	1,337
Income before income taxes	2,363	6,538
Income taxes	1,683	2,207
Net income	$680	$4,331

Depreciation and amortization	$2,542	$1,879

NOTE 13 – FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157 on January 1, 2008, which clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS No. 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of our company. Unobservable inputs are those that reflect the company’s assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of our creditworthiness has been considered in the fair value measurements noted below. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity.

We have $11.2 million in cash and cash equivalents, and $0.2 million of short term investments that we carry on our books at fair value using Level 1 inputs.  We have a cash flow hedge with an objective to offset foreign currency exchange risk to the U.S. dollar equivalent cash inflows on the settlement of a GBP denominated intercompany loan.  The fair value of the hedge was calculated using Level 2 inputs and was recorded as a liability of $2.3 million as of March 31, 2008.

NOTE 14 – SUBSEQUENT EVENTS

On April 19, 2008 Stericycle and Daniels Corporation (UK) Limited (“Daniels UK”), a subsidiary of Daniels Sharpsmart Pty Limited (“Daniels”), and certain affiliated companies entered into a settlement of arbitration proceedings in the United Kingdom prior to any award by the arbitrator. These arbitration proceedings, which Daniels UK initiated in February 2007 under the Chartered Institute of Arbitrators’ Arbitration Rules, related to claims that our United Kingdom subsidiary, White Rose Environmental Limited (“White Rose”), had breached obligations that it owed to a joint venture that it had formed with Daniels UK for the sale of Daniels reusable sharps containers. This joint venture, White Rose Sharpsmart Limited, was formed in October 2001 prior to our acquisition of White Rose in June 2004.

At the same time as the settlement of the arbitration proceedings, we entered into settlements with other subsidiaries of Daniels resolving various disputes and received a full release of all claims. In addition, we finalized the payment of the legal fees that SteriCorp Limited had been awarded under the arbitrator’s award that we have previously

reported.   In connection with these net settlements, we recognized a total pre-tax expense of $5.4 million, or an after-tax expense of $3.3 million that was recorded as of March 31, 2008.

On April 15, 2008, we entered into a note purchase agreement with nine institutional purchasers pursuant to which we issued and sold to the purchasers $100 million of our 5.64% senior notes due April 15, 2015 (the “Notes”).  The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2008, and principal is payable at the maturity of the notes on April 15, 2015.

The Notes are unsecured obligations and rank pari passu with our obligations under our senior unsecured credit facility pursuant to our credit agreement with Bank of America, N.A. and the other lenders party to the credit agreement. We applied the proceeds from the sale of the Notes to reduce our borrowings under our senior unsecured credit facility.  The Notes contain customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of our affirmative or negative covenants or a breach of our representations and warranties. Upon the occurrence of an event of default, payment of the Notes may be accelerated by the holders of the notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 397,200 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina, and Puerto Rico.  We have fully integrated networks including processing centers and transfer and collection sites.  We use these networks to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services.  Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

Other than the adoption of SFAS No. 157 (see Note-13 Fair Value Measurements), there were no material changes in the Company’s critical accounting policies since the filing of its 2007 Form 10-K.  As discussed in the 2007 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2008		2007
	$	%	$	%
Revenues	$254,784	100.0	$211,049	100.0
Cost of revenues	141,194	55.4	116,813	55.3
Gross profit	113,590	44.6	94,236	44.7
Selling, general and administrative expenses	48,750	19.1	38,960	18.5
Gain on sale of assets	--	--	(823)	(0.4)
Impairment of fixed assets	--	--	650	0.3
Arbitration settlement and related costs	5,352	2.1	--	--
Income from operations	59,488	23.3	55,449	26.3
Net interest expense	7,726	3.0	7,299	3.5
Income tax expense	19,655	7.7	18,710	8.9
Net income	$31,664	12.4	$29,387	13.9
Earnings per share- diluted	$0.35		$0.32

Revenues:  Our revenues increased $43.7 million, or 20.7%, to $254.8 million in 2008 from $211.0 million in 2007.  Domestic revenues increased $31.2 million, or 19.1%, to $194.3 million from $163.1 million in 2007 as internal revenue growth for domestic small account customers increased by approximately $12.4 million, or 13.6%, and internal revenue growth for large quantity customers increased by approximately $5.3 million, or 9.5%. Internal revenue growth for returns management was $0.9 million, and domestic acquisitions less than one year old contributed approximately $12.6 million to the increase in domestic revenues.

International revenues increased $12.5 million to $60.5 million, or 26.1%, from $47.9 million in 2007.  Internal growth in the international segment contributed $5.3 million, or 11.6% in increased revenues, before taking into consideration the effect of exchange rates, acquisitions, and divestitures.  The effect of exchange rate fluctuations favorably impacted international revenues approximately $2.3 million while acquisitions less than one year old contributed an additional $6.8 million in international revenues.  The divestiture of selected STG plants in the first quarter of 2007 negatively impacted the comparison to 2008 by $1.9 million.

Cost of Revenues:  Our cost of revenues increased $24.4 million, or 20.9%, to $141.2 million during 2008 from $116.8 million during 2007.  Our domestic cost of revenues increased $16.9 million, or 20.1%, to $101.3 million from $84.4 million in 2007 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $7.5 million, or 23.0% to $39.9 million from $32.4 million in 2007 as a result of costs related to proportional increase in revenues from acquisitions and internal revenue growth.  Our gross margin percentage slightly decreased to 44.6% during 2008 from 44.7% during 2007 due to an increase in fuel and energy costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, including acquisition related costs, increased $9.8 million, or 25.1%, to $48.8 million, for the quarter ended March 31, 2008 from $39.0 million for the comparable quarter in 2007.  As a percentage of revenue, these costs increased by 0.6% for the quarter ended March 31, 2008 compared to the same period in 2007 with 0.5% of the increase related to overhead expenses.  The increase was primarily due to higher revenues from acquisitions and the related higher SG&A expenses.

Income from Operations:  Income from operations increased to $59.5 million for the quarter ended March 31, 2008 from $55.4 million for the comparable quarter in 2007, an increase of 7.3%.  During 2008, we recognized business dispute settlement and related costs of $5.4 million.  During the quarter ended March 31, 2007 we recognized a gain on sale of assets of $0.8 million, offset by $0.7 million in idled assets write-offs, $0.2 million of which were related to disposal of an incinerator in Mexico.

Net Interest Expense:  Net interest expense increased to $7.7 million during the quarter ended March 31, 2008 from $7.3 million during the comparable quarter in 2007 due to increased borrowings related to stock repurchases and acquisitions.

Income Tax Expense:  Income tax expense increased to $19.7 million for the quarter ended March 31, 2008 from $18.7 million for the comparable quarter in 2007.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended March 31, 2008 and 2007 were 38.3% and 38.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our senior credit facility of $850.0 million maturing in August 2012 requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At March 31, 2008, we were in compliance with all of our financial debt covenants.  At March 31, 2008 the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans (at higher of (i) the federal funds rate plus 0.5% or (ii) the prime rate) and 0.75% on LIBOR loans.

As of March 31, 2008, we had $495.1 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $12.5 million.  In addition, we had $144.8 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 3.53% per annum.  At March 31, 2008 we had $177.2 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2008, other foreign subsidiary bank debt and $1.6 million in capital leases.

On April 15, 2008, we entered into a note purchase agreement (the “note purchase agreement”) with nine institutional purchasers pursuant to which we issued and sold to the purchasers $100,000,000 of our 5.64% senior notes due April 15, 2015 (the “notes”).  The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2008, and principal is payable at the maturity of the notes on April 15, 2015.

The notes are unsecured obligations and rank pari passu with our obligations under our senior unsecured credit facility pursuant to our credit agreement with Bank of America, N.A. and the other lenders party to the credit agreement. We applied the proceeds from the sale of the notes to reduce our borrowings under our revolving credit facility under our senior unsecured credit facility.  The notes contain customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of our affirmative or negative covenants or a breach of our representations and warranties. Upon the occurrence of an event of default, payment of the notes may be accelerated by the holders of the notes.

Working Capital:  At March 31, 2008, our working capital decreased $15.1 million to $45.5 million compared to $60.6 million at December 31, 2007.  Of the decrease in working capital, $14.3 million related an increase in accrued income tax payable related to the timing of tax payments.  An additional $4.8 million decrease is attributable to additional accrued amounts related to the Daniels settlement discussed in Note 10 – Legal Proceedings.  Our deferred revenues increased $4.1 million which is primarily related to prepayments on customer contracts in the United Kingdom.  Partially offsetting those decreases to working capital was a decrease in our accounts payable of $12.2 million that was due to the timing of vendor payments.

Net Cash Provided or Used:  Net cash provided by operating activities increased $10.7 million, or 20.3%, to $63.6 million during the quarter ended March 31, 2008 compared to $52.9 million for the comparable period in 2007.  The increase in operating cash was primarily due to collections on higher revenues, which increased 20.7%.

Net cash used in investing activities for the quarter ended March 31, 2008 was $18.0 million compared to cash provided of $2.2 million in the comparable period in 2007.  The difference is due to $26.5 million received from the divestiture of selected plants in the United Kingdom completed in February 2007, partially offset by $6.9 million less paid for acquisitions in 2008.

At March 31, 2008 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies, such as autoclaving, and our proprietary patented ETD technology.  The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating.  The net book value of our North American incinerators is approximately $6.9 million, or 0.4% of our total assets.  Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years.  Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $48.0 million during the quarter ended March 31, 2008 compared to $47.9 million for the comparable period in 2007.  An increase of $33.3 million for the repurchase and cancellation of common stock over the prior year period was offset by a $15.9 million decrease in repayment of long-term debt and an $18.4 million increase of borrowings under our senior unsecured credit facility.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $4.8 million with JPMorganChase Bank N.A. that expires in May 2008.  The loan with JPMorganChase and our associated guarantee will be extended until May 2009.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $5.3 million on a pre-tax basis.

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

The term “disclosure controls and procedures” is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as “controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.”  Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

•

In May 2002 our Board of Directors authorized the Company to repurchase up to 6,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company’s discretion.

•

In February 2005, at a time when we had purchased a total of 2,956,860 shares, the Board authorized us to purchase an additional 2,956,860 shares.

•

In February 2007, at a time when we had purchased an additional 3,142,080 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 3,142,080 shares.

•

In May 2007, at a time when we had purchased an additional 1,187,142 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 1,187,142 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

The following table provides information about our purchases during the three months ended March 31, 2008 of shares of our common stock.

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2008	198,218	$54.91	198,218	4,600,653
February 1- February 29, 2008	891,224	54.10	891,224	3,709,429
March 1- March 31, 2008	392,743	51.65	392,743	3,316,686

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

Dated: May 8, 2008

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)