Form 10-Q
period 2008-06-30
STERICYCLE INC
filed 2008-08-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

As of August 4, 2008 there were 85,405,884 shares of the Registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Condensed Consolidated Statements of Income
for the three and six months ended June 30, 2008 and 2007 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the six months ended June 30, 2008 and 2007 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Qualitative and Quantitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. Other Information

Item 1. Legal Proceedings	18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 6. Exhibits	19

Signatures	19

Certifications	20

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,395	$17,108
Short-term investments	1,128	1,256
Accounts receivable, less allowance for doubtful accounts of $6,844 in 2008 and $6,157 in 2007	173,267	157,435
Deferred income taxes	11,765	13,510
Other current assets	22,106	20,967
Total Current Assets	220,661	210,276
Property, Plant and Equipment, net	202,773	193,039
Other Assets:
Goodwill	1,093,499	1,033,333
Intangible assets, less accumulated amortization of $12,989 in 2008 and $12,230 in 2007	155,695	152,689
Other	19,272	18,822
Total Other Assets	1,268,466	1,204,844
Total Assets	$1,691,900	$1,608,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$29,118	$22,003
Accounts payable	33,349	40,049
Accrued liabilities	90,661	75,571
Deferred revenues	15,104	12,095
Total Current Liabilities	168,232	149,718
Long-term debt, net of current portion	706,853	613,781
Deferred income taxes	137,557	125,041
Other liabilities	4,706	5,544
Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,533,724 issued and outstanding in 2008, 87,410,653 issued and outstanding in 2007)	855	874
Additional paid-in capital	87,889	197,462
Accumulated other comprehensive income	30,240	30,520
Retained earnings	555,568	485,219
Total Shareholders' Equity	674,552	714,075
Total Liabilities and Shareholders' Equity	$1,691,900	$1,608,159

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$277,786	$232,845	$532,570	$443,894

Costs and Expenses:
Cost of revenues	148,394	122,577	283,515	234,196
Selling, general and administrative expenses	49,711	42,192	95,476	78,895
Depreciation and amortization	8,292	7,708	16,637	14,846
Gain on sale of assets	--	(1,075)	--	(1,898)
Impairment of permit	--	228	--	228
Impairment of fixed assets	--	611	--	1,261
Arbitration settlement and related costs	147	--	5,499	--
Acquisition integration expenses	316	606	1,029	919
Total Costs and Expenses	206,860	172,847	402,156	328,447
Income from Operations	70,926	59,998	130,414	115,447

Other Income (Expense):
Interest income	157	537	559	938
Interest expense	(8,139)	(8,276)	(16,267)	(15,976)
Insurance proceeds	--	--	--	500
Other expense, net	(518)	(230)	(961)	(783)
Total Other Expense	(8,500)	(7,969)	(16,669)	(15,321)

Income Before Income Taxes	62,426	52,029	113,745	100,126

Income Tax Expense	23,741	20,031	43,396	38,741

Net Income	$38,685	$31,998	$70,349	$61,385

Earnings Per Common Share:
Basic	$0.45	$0.37	$0.81	$0.70
Diluted	$0.44	$0.36	$0.79	$0.68

Weighted Average Number of Common Shares Outstanding:
Basic	86,093,711	87,634,365	86,469,432	87,957,649
Diluted	88,484,943	89,956,735	88,944,593	90,203,819

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$70,349	$61,385
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	--	(1,898)
Impairment of fixed assets	--	1,261
Impairment of permit intangible	--	228
Write-off of note receivable related to joint venture	798	--
Stock compensation expense	5,987	5,074
Excess tax benefit of stock options exercised	(4,523)	(2,444)
Depreciation	14,793	13,096
Amortization	1,844	1,750
Deferred income taxes	11,222	8,189
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(9,304)	(18,613)
Accounts payable	(9,575)	4,755
Accrued liabilities	10,748	(6,584)
Deferred revenues	2,982	2,359
Other assets	(686)	1,913
Net cash provided by operating activities	94,635	70,471

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(33,399)	(51,529)
Proceeds from maturity of short-term investments	129	1,948
Proceeds from sale of assets	--	26,453
Proceeds from sale of property and equipment	--	124
Capital expenditures	(22,977)	(23,031)
Net cash used in investing activities	(56,247)	(46,035)

FINANCING ACTIVITIES:
Repayment of long-term debt	(3,760)	(32,856)
Net (borrowings) / proceeds on senior credit facility	(29,700)	49,142
Proceeds from private placement of long-term note	100,000	--
Payments of deferred financing costs	(236)	--
Principal payments on capital lease obligations	(199)	(341)
Purchase/ cancellation of treasury stock	(121,195)	(58,661)
Proceeds from other issuance of common stock	9,737	9,473
Excess tax benefit of stock options exercised	4,523	2,444
Net cash used in financing activities	(40,830)	(30,799)
Effect of exchange rate changes on cash	(2,271)	(5,422)
Net decrease in cash and cash equivalents	(4,713)	(11,785)
Cash and cash equivalents at beginning of period	17,108	13,492
Cash and cash equivalents at end of period	$12,395	$1,707

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$30,544	$37,215
Net issuance of common stock for certain acquisitions	--	365

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, as filed with our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008.

NOTE 2 – ACQUISITIONS AND DIVESTITURE

During the quarter ended March 31, 2008, we completed two acquisitions.  We acquired selected assets of a domestic medical waste business and all the stock of a regulated waste business in Canada.  Effective for the month ended March 31, 2008, we dissolved our relationship in a United Kingdom joint venture, White Rose Sharpsmart Limited that was formed in October 2001, prior to our acquisition of White Rose Environmental Limited in June 2004.  This joint venture was previously consolidated in our financial statements.

During the quarter ended June 30, 2008, we completed three acquisitions.  We acquired selected assets of two domestic regulated waste businesses and 90% of the stock of a medical waste business in Chile.

The aggregate net purchase price of our acquisitions, including adjustments for purchase accounting, during the six months ended June 30, 2008 was approximately $63.9 million, of which $33.4 million was paid in cash and $30.5 million was paid by the issuance of promissory notes.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

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

The total amount of income tax contingency reserve as of June 30, 2008 is $3.7 million, which includes immaterial amounts of interest and penalties and is reflected as a liability on the balance sheet.  The amount of income tax contingency reserve that, if recognized, would affect the effective tax rate is approximately $3.7 million.  At June 30, 2008, the balances have not materially changed nor do we expect a material increase or decrease to these balances over the next twelve months.  We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

NOTE 4 – STOCK BASED COMPENSATION

At June 30, 2008 we had stock options outstanding under the following plans:

(i)

the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(ii)

the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iii)

the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

(iv)

the 1997 Stock Option Plan, which expired in January 2007;

(v)

the Directors Stock Option Plan, which expired in May 2006;

(vi)

the 1995 Incentive Compensation Plan, which expired in July 2005;

(vii)

and our Employee Stock Purchase Plan, which our stockholders approved in May 2001.

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$2,789	$2,522	$5,718	$4,877
Employee Stock Purchase Program	134	102	269	197
Total pre-tax expense	$2,923	$2,624	$5,987	$5,074

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Tax benefit recognized in income statement	$1,158	$1,451	$2,369	$2,388
Excess tax benefit realized	4,546	1,868	4,523	2,444

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected term (in years)	5.5	4.7	5.5	4.1
Expected volatility	25.41%	24.64%	26.29%	27.18%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	3.76%	4.72%	2.76%	4.55%

The weighted average grant date fair value of the stock options granted during the three and six months ended June 30, 2008 and 2007, was $16.33 and $12.93, and $13.51 and $11.20, respectively.

Stock option activity for the six months ended June 30, 2008, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	7,258,795	$25.41
Granted	1,146,774	53.73
Exercised	(538,368)	16.31
Cancelled or expired	(117,076)	30.26
Outstanding at June 30, 2008	7,750,125	$30.16	6.93	$169,394,809
Exercisable at June 30, 2008	4,053,433	$22.48	5.67	$118,649,052
Vested and expected to vest in the future at June 30, 2008	6,440,182	$28.53	6.65	$150,979,191

The total intrinsic value of options exercised for the three and six months ended June 30, 2008 and 2007 was $14.7 million and $9.1 million, and $21.2 million and $12.8 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at June 30, 2008 (for outstanding options), less the applicable exercise price.

As of June 30, 2008, there was $16.4 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.95 years.

NOTE 5 – COMMON STOCK

During the quarter ended March 31, 2008, we repurchased on the open market, and subsequently cancelled, 1,482,185 shares of common stock.  The weighted average repurchase price was $53.56 per share.

During the quarter ended June 30, 2008, we repurchased on the open market, and subsequently cancelled, 984,533 shares of common stock.  The weighted average repurchase price was $52.49 per share, with $9.9 million of cash paid for the repurchase settling at the beginning of July 2008.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic earnings per share
Net income	$38,685	$31,998	$70,349	$61,385
Denominator:
Denominator for basic earnings per share weighted average shares	86,093,711	87,634,365	86,469,432	87,957,649
Effect of diluted securities:
Employee stock options	2,390,096	2,317,753	2,466,859	2,242,521
Warrants	1,136	4,617	8,302	3,649
Dilutive potential share	2,391,232	2,322,370	2,475,161	2,246,170
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	88,484,943	89,956,735	88,944,593	90,203,819

Earnings per share – Basic	$0.45	$0.37	$0.81	$0.70

Earnings per share – Diluted	$0.44	$0.36	$0.79	$0.68

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three and six months ended June 30, 2008 and 2007:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$38,685	$31,998	$70,349	$61,385

Other comprehensive income:
Currency translation adjustments	1,718	5,180	(391)	4,566
Net (loss)/ gain on derivative instruments	(128)	(389)	111	(452)
Other comprehensive income/ (loss)	1,590	4,791	(280)	4,114

Total comprehensive income	$40,275	$36,789	$70,069	$65,499

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $4.5 million with JPMorganChase Bank N.A. that expires in May 2009.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, for the six months ended June 30, 2008 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2008	$842,978	$190,355	$1,033,333
Changes due to currency fluctuation	--	2,567	2,567
Changes in goodwill on 2007 acquisitions	(979)	1,843	864
Goodwill on 2008 acquisitions	42,155	14,580	56,735
Balance as of June 30, 2008	$884,154	$209,345	$1,093,499

During the quarter ended June 30, 2008 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Medical Waste, Domestic Regulated Returns Management, and Foreign Countries, and determined that none of our recorded goodwill was impaired.  During this evaluation we calculated the fair value of the reporting units by multiplying their Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) for the prior twelve months times a valuation multiple.  The valuation multiple is the average market price of our stock for the prior twelve month period times the outstanding shares at June 30, 2008, divided by the trailing twelve month EBITDA.  This EBITDA multiple is an indication of the fair value of the company, per the marketplace.  The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value by a considerable margin.  The book value was determined by subtracting their total liabilities from their total assets.  We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons.  We are also involved in a variety of civil litigation from time to time.

On April 19, 2008 Stericycle and Daniels Corporation (UK) Limited (“Daniels UK”), a subsidiary of Daniels Sharpsmart Pty Limited (“Daniels”), and certain affiliated companies entered into a settlement of arbitration proceedings in the United Kingdom prior to any award by the arbitrator.  At the same time, we entered into settlements with other subsidiaries of Daniels resolving various disputes, and we finalized the payment of the legal fees that SteriCorp Limited had been awarded under the arbitrator’s award.  In connection with these net settlements, we recognized a total pre-tax expense of $5.5 million, or an after-tax expense of $3.4 million for the six months ended June 30, 2008.

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

In March 2008, the FASB issued SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for fiscal years beginning after November 15, 2008.  As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on the financial position, results of operations, or cash flows of the Company.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Regulated medical waste management services	$184,976	$157,416	$362,814	$304,939

Regulated returns management services	25,999	24,746	42,451	40,310
Total revenue	210,975	182,162	405,265	345,249
Net interest expense	6,084	6,702	12,586	12,664
Income before income taxes	50,794	44,985	99,750	86,544
Income taxes	21,288	17,333	39,260	33,836
Net income	$29,506	$27,652	$60,490	$52,708

Depreciation and amortization	$5,679	$5,443	$11,482	$10,702

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Regulated medical waste management services	$66,811	$50,683	$127,305	$98,645
Net interest expense	1,898	1,037	3,122	2,374
Income before income taxes	11,632	7,044	13,995	13,582
Income taxes	2,453	2,698	4,136	4,905
Net income	$9,179	$4,346	$9,859	$8,677

Depreciation and amortization	$2,613	$2,265	$5,155	$4,144

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

At June 30, 2008, we have $12.4 million in cash and cash equivalents, and $1.1 million of short term investments that we carry on our books at fair value using Level 1 inputs.  We have a cash flow hedge with an objective to offset foreign currency exchange risk to the U.S. dollar equivalent cash inflows on the settlement of a GBP denominated intercompany loan.  The fair value of the hedge was calculated using Level 2 inputs and was recorded as a liability of $2.4 million as of June 30, 2008.  There were no movements of items between fair value hierarchies.

NOTE 14 – NEW BORROWINGS

On April 15, 2008, we entered into a note purchase agreement with nine institutional purchasers whereby we issued and sold to the purchasers $100 million of our 5.64% senior notes due April 15, 2015 (the “Notes”).  The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2008, and principal is payable at the maturity of the notes on April 15, 2015.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 402,900 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina, Chile and Puerto Rico.  We have fully integrated networks including processing centers and transfer and collection sites.  We use these networks to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services.  Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

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

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2008		2007
	$	%	$	%
Revenues	$277,786	100.0	$232,845	100.0
Cost of revenues	154,632	55.7	128,328	55.1
Gross profit	123,154	44.3	104,517	44.9
Selling, general and administrative expenses	52,081	18.7	44,755	19.2
Gain on sale of assets	--	--	(1,075)	-0.5
Impairment of permit	--	--	228	0.1
Impairment of fixed assets	--	--	611	0.3
Arbitration settlement and related costs	147	0.1	--	--
Income from operations	70,926	25.5	59,998	25.8
Net interest expense	7,982	2.9	7,739	3.3
Income tax expense	23,741	8.5	20,031	8.6
Net income	$38,685	13.9	$31,998	13.7
Earnings per share- diluted	$0.44		$0.36

Revenues:  Our revenues increased $44.9 million, or 19.3%, to $277.8 million in 2008 from $232.9 million in 2007.  Domestic revenues increased $28.8 million, or

15.8%, to $211.0 million from $182.2 million in 2007 as internal revenue growth for domestic small account customers increased by approximately $11.3 million, or approximately 12%, and internal revenue growth for large quantity customers increased by approximately $4.4 million, or approximately 8%.  Internal revenue growth for returns management was $1.3 million, and domestic acquisitions less than one year old contributed approximately $11.8 million to the increase in domestic revenues.

International revenues increased $16.1 million to $66.8 million, or 31.8%, from $50.7 million in 2007.  Internal growth in the international segment contributed $8.9 million, or 17.5% in increased revenues, before taking into consideration the effect of exchange rates and acquisitions.  The effect of exchange rate fluctuations favorably impacted international revenues approximately $1.1 million while acquisitions less than one year old contributed an additional $6.1 million in international revenues.

Cost of Revenues:  Our cost of revenues increased $26.3 million, or 20.5%, to $154.6 million during 2008 from $128.3 million during 2007.  Our domestic cost of revenues increased $17.9 million, or 19.1%, to $111.3 million from $93.4 million in 2007 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $8.4 million, or 24.2% to $43.3 million from $34.9 million in 2007 as a result of costs related to proportional increase in revenues from acquisitions and internal revenue growth.  Our gross margin percentage decreased to 44.3% during 2008 from 44.9% during 2007 primarily due to an increase in fuel and energy costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, including acquisition related costs, increased $7.3 million, or 16.4%, to $52.1 million, for the quarter ended June 30, 2008 from $44.8 million for the comparable quarter in 2007.  As a percentage of revenue, these costs decreased by 0.5% for the quarter ended June 30, 2008 compared to the same period in 2007.

Income from Operations:  Income from operations increased to $70.9 million for the quarter ended June 30, 2008 from $60.0 million for the comparable quarter in 2007, an increase of 18.2%.  During the quarter ended June 30, 2008, we recognized additional business dispute settlement and related costs of $0.1 million.  During the quarter ended June 30, 2007 we recognized a gain on sale of assets of $1.1 million, partially offset by $0.6 million in idled fixed assets write-offs and $0.2 million write-off of intangible permit.

Net Interest Expense:  Net interest expense increased to $8.0 million during the quarter ended June 30, 2008 from $7.7 million during the comparable quarter in 2007 due to increased borrowings related to stock repurchases and acquisitions partially offset by lower interest rates.

Income Tax Expense:  Income tax expense increased to $23.7 million for the quarter ended June 30, 2008 from $20.0 million for the comparable quarter in 2007.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended June 30, 2008 and 2007 were 38.0% and 38.5%, respectively.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2008		2007
	$	%	$	%
Revenues	$532,570	100.0	$443,894	100.0
Cost of revenues	295,826	55.5	245,141	55.2
Gross profit	236,744	44.5	198,753	44.8
Selling, general and administrative Expenses	100,831	18.9	83,715	18.9
Gain on sale of assets	--	--	(1,898)	-0.4
Impairment of permit	--	--	228	0.1
Impairment of fixed assets	--	--	1,261	0.3
Arbitration settlement and related costs	5,499	1.0	--	--
Income from operations	130,414	24.5	115,447	26.0
Net interest expense	15,708	2.9	15,038	3.4
Income tax expense	43,396	8.1	38,741	8.7
Net income	$70,349	13.2	$61,385	13.8
Earnings per share- diluted	$0.79		$0.68

Revenues:  Our revenues increased $88.7 million, or 20.0%, to $532.6 million in 2008 from $443.9 million in 2007.  Domestic revenues increased $60.0 million, or 17.4%, to $405.3 million from $345.3 million in 2007 as internal revenue growth for domestic small account customers increased by approximately $23.7 million, or over 12%, and internal revenue growth for large quantity customers increased by approximately $9.7 million, or over 8%.  Internal revenue growth for returns management was $2.2 million, and domestic acquisitions less than one year old contributed approximately $24.4 million to the increase in domestic revenues.

International revenues increased $28.7 million to $127.3 million, or 29.1%, from $98.6 million in 2007.  Internal growth in the international segment contributed $14.2 million, or 14.7% in increased revenues, before taking into consideration the effect of exchange rates, acquisitions, and divestitures.  The effect of exchange rate fluctuations favorably impacted international revenues approximately $3.4 million while acquisitions less than one year old contributed an additional $13.0 million in international revenues.  The divestiture of selected Sterile Technologies Group Ltd. plants in the first quarter of 2007 negatively impacted the comparison to 2008 by $1.9 million.

Cost of Revenues:  Our cost of revenues increased $50.7 million, or 20.7%, to $295.8 million during 2008 from $245.1 million during 2007.  Our domestic cost of revenues increased $34.8 million, or 19.6%, to $212.6 million from $177.8 million in 2007 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $15.9 million, or

23.6% to $83.2 million from $67.3 million in 2007 as a result of costs related to proportional increase in revenues from acquisitions and internal revenue growth.  Our gross margin percentage slightly decreased to 44.5% during 2008 from 44.8% during 2007 due to an increase in fuel and energy costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, including acquisition related costs, increased $17.1 million, or 20.4%, to $100.8 million, for the six months ended June 30, 2008 from $83.7 million for the comparable period in 2007.  As a percentage of revenue, these costs remained the same.

Income from Operations:  Income from operations increased to $130.4 million for the six months ended June 30, 2008 from $115.4 million for the comparable period in 2007, an increase of 13.0%.  During 2008, we recognized business dispute settlement and related costs of $5.5 million.  During six months ended June 30, 2007 we recognized a gain on sale of assets of $1.9 million, partially offset by $1.3 million in idled assets write-offs and $0.2 million write-off of intangible permit.

Net Interest Expense:  Net interest expense slightly increased to $15.7 million during the six months ended June 30, 2008 from $15.0 million during the comparable period in 2007 due to increased borrowings partially offset by lower interest rates.

Income Tax Expense:  Income tax expense increased to $43.4 million for the six months ended June 30, 2008 from $38.7 million for the comparable period in 2007.  The increase was due to higher taxable income.  The effective tax rates for the six months ended June 30, 2008 and 2007 were 38.2% and 38.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our senior credit facility of $850.0 million maturing in August 2012 requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At June 30, 2008, we were in compliance with all of our financial debt covenants.  At June 30, 2008 the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans (at higher of (i) the federal funds rate plus 0.5% or (ii) the prime rate) and 0.75% on LIBOR loans.

As of June 30, 2008, we had $436.1 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $13.1 million.  In addition, we had $169.3 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 3.38% per annum.  At June 30, 2008 we had $299.9 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2008, $100 million in private placement notes, other foreign subsidiary bank debt and capital leases.

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

Working Capital:  At June 30, 2008, our working capital decreased $8.1 million to $52.4 million compared to $60.6 million at December 31, 2007.  Some of the changes to working capital relate to timing of payments, such as a decrease of $6.7 million in accounts payable offset by an increase in accrued income taxes of $6.2 million.  Other major changes to working capital include an increase in accrued liabilities of $9.9 million for the repurchase of company shares that had not yet settled, an increase to deferred revenues of $3.0 million, which is primarily related to prepayments on customer contracts in the United Kingdom, and an increase to short term debt of $7.1 million related to increased borrowings.  Partially offsetting those decreases to working capital was an increase in accounts receivable of $15.8 million due to an increase in revenues.

Net Cash Provided or Used:  Net cash provided by operating activities increased $24.2 million, or 34.3%, to $94.6 million during the six months ended June 30, 2008 compared to $70.5 million for the comparable period in 2007.  The increase in operating cash was primarily due to collections on higher revenues, which increased 20.0%.

Net cash used in investing activities for the six months ended June 30, 2008 was $56.2 million compared to $46.0 million in the comparable period in 2007.  The difference is due to $26.5 million received from the divestiture of selected plants in the United Kingdom completed in February 2007, partially offset by $18.1 million less paid for acquisitions in 2008.

At June 30, 2008 we had approximately 9% of our treatment capacity in North America in incineration and approximately 91% in non-incineration technologies, such as autoclaving, and our proprietary patented ETD technology.  The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating.  The net book value of our North American incinerators is approximately $6.6 million, or 0.4% of our total assets.  Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years.  Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $40.8 million during the six months ended June 30, 2008 compared to $30.8 million for the comparable period in 2007.  As described above, in 2008, we completed the private placement of $100 million in unsecured seven-year notes, primarily used to pay down our revolver debt.  The six months ending June 30, 2008 had $29.0 million less in repayment of other long term debt compared to the same period in 2007.  Offsetting the decrease in debt repayment was an additional $62.5 million for the purchase of treasury stock in 2008.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $4.5 million with JPMorganChase Bank N.A. that expires in May 2009.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.7 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the U.S. dollar and U.K. pound sterling (“GBP”) related to an 11 million GBP inter-company loan to Stericycle International, Ltd., the parent company of White Rose Environmental.  We use cash flow hedge accounting treatment on our forward contracts.  Both the intercompany loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to other comprehensive income.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

•

In May 2007, at a time when we had purchased an additional 1,187,142 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 1,187,142 shares.

•

In May 2008, at a time when we had purchased an additional 2,938,496 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 2,938,496 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

The following table provides information about our purchases during the six months ended June 30, 2008 of shares of our common stock.

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2008	198,218	$54.91	198,218	4,600,653
February 1- February 29, 2008	891,224	54.10	891,224	3,709,429
March 1- March 31, 2008	392,743	51.65	392,743	3,316,686
April 1- April 30, 2008	23,498	53.26	23,498	3,293,188
May 1- May 31, 2008	231,684	52.23	231,684	6,000,000
June 1- June 30, 2008	729,351	52.54	729,351	5,270,649

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on May 29, 2008 in Rosemont, Illinois.  At the meeting, all nine nominees for election as directors were elected by the stockholders, by the following votes:

Nominee	Votes For	Votes Withheld
Jack W. Schuler	72,617,121	3,115,621
Mark C. Miller	74,980,607	752,135
Thomas D. Brown	75,000,107	732,635
Rod F. Dammeyer	74,702,212	1,030,530
William K. Hall	73,957,389	1,775,353
Jonathan T. Lord, M.D.	74,571,966	1,160,776
John Patience	72,771,977	2,960,765
Thomas R. Reusché	74,977,049	755,693
Ronald G. Spaeth	74,978,153	754,589

In addition, the stockholders voted on a proposal to approve our 2008 Incentive Stock Plan, under which stock options, stock appreciation rights, shares of restricted stock and restricted stock units may be awarded for up to a total of 3,500,000 shares of our common stock.  The stockholders approved this proposal by the following vote:

For	Against	Abstain	Broker Non-Vote
57,314,526	8,617,952	92,600	9,707,664

The stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent public accountants for 2008 by the following vote:

For	Against	Abstain	Broker Non-Vote
73,262,510	2,431,517	38,715	--

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

Dated: August 7, 2008

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)