Form 10-Q
period 2008-09-30
STERICYCLE INC
filed 2008-11-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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
(Address of principal executive offices, including zip code)

(847) 367-5910
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ] NO [X ]

As of November 3, 2008 there were 85,568,566 shares of the registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Condensed Consolidated Statements of Income
for the three and nine months ended September 30, 2008 and 2007 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2008 and 2007 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

PART II. Other Information

Item 1. Legal Proceedings	21

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities	21

Item 6. Exhibits	22

Signatures	22

Certifications	23

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,043	$17,108
Short-term investments	1,205	1,256
Accounts receivable, less allowance for doubtful accounts of $6,365 in 2008 and $6,157 in 2007	174,871	157,435
Deferred income taxes	17,694	13,510
Other current assets	23,028	20,967
Total Current Assets	223,841	210,276
Property, Plant and Equipment, net	208,807	193,039
Other Assets:
Goodwill	1,105,016	1,033,333
Intangible assets, less accumulated amortization of $13,942 in 2008 and $12,230 in 2007	163,390	152,689
Other	20,574	18,822
Total Other Assets	1,288,980	1,204,844
Total Assets	$1,721,628	$1,608,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$34,282	$22,003
Accounts payable	31,597	40,049
Accrued liabilities	91,424	75,571
Deferred revenues	14,136	12,095
Total Current Liabilities	171,439	149,718
Long-term debt, net of current portion	701,679	613,781
Deferred income taxes	151,604	125,041
Other liabilities	3,417	5,544
Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,559,658 issued and outstanding in 2008, 87,410,653 issued and outstanding in 2007)	856	874
Additional paid-in capital	88,128	197,462
Accumulated other comprehensive income	9,710	30,520
Retained earnings	594,795	485,219
Total Shareholders' Equity	693,489	714,075
Total Liabilities and Shareholders' Equity	$1,721,628	$1,608,159

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$277,098	$237,323	$809,668	$681,217

Costs and Expenses:
Cost of revenues	147,809	124,799	431,324	358,995
Selling, general and administrative expenses	48,824	42,496	144,300	121,391
Depreciation and amortization	8,651	7,808	25,288	22,654
Gain on sale of assets	--	--	--	(1,898)
Impairment of permit	--	--	--	228
Impairment of fixed assets	--	--	--	1,261
Arbitration settlement and related costs	96	--	5,595	--
Acquisition integration expenses	210	360	1,239	1,279
Total Costs and Expenses	205,590	175,463	607,746	503,910
Income from Operations	71,508	61,860	201,922	177,307

Other Income (Expense):
Interest income	185	307	744	1,245
Interest expense	(8,618)	(8,864)	(24,885)	(24,840)
Insurance proceeds	--	--	--	500
Other expense, net	(611)	(247)	(1,572)	(1,030)
Total Other Expense	(9,044)	(8,804)	(25,713)	(24,125)

Income Before Income Taxes	62,464	53,056	176,209	153,182

Income Tax Expense	23,237	20,161	66,633	58,902

Net Income	$39,227	$32,895	$109,576	$94,280

Earnings Per Common Share:
Basic	$0.46	$0.38	$1.27	$1.07
Diluted	$0.45	$0.37	$1.24	$1.05

Weighted Average Number of Common Shares Outstanding:
Basic	85,449,871	87,299,448	86,127,097	87,735,838
Diluted	87,864,210	89,794,892	88,578,506	90,068,563

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$109,576	$94,280
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	--	(1,898)
Impairment of fixed assets	--	1,261
Impairment of permit intangible	--	228
Write-off of note receivable related to joint venture	798	--
Stock compensation expense	8,880	7,855
Excess tax benefit of stock options exercised	(6,165)	(3,414)
Depreciation	22,344	19,975
Amortization	2,944	2,679
Deferred income taxes	18,729	11,958
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(13,976)	(13,931)
Accounts payable	(10,205)	6,044
Accrued liabilities	24,451	(445)
Deferred revenues	2,299	1,706
Other assets	(3,398)	1,845
Net cash provided by operating activities	156,277	128,143

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(46,564)	(78,966)
Proceeds from maturity of short-term investments	37	1,763
Proceeds from sale of assets	--	26,453
Capital expenditures	(35,729)	(37,602)
Net cash used in investing activities	(82,256)	(88,352)

FINANCING ACTIVITIES:
Repayment of long-term debt	(7,868)	(32,374)
Net (payments) / proceeds on senior credit facility	(52,184)	68,623
Proceeds from private placement of long-term note	100,000	--
Payments of deferred financing costs	(236)	--
Net payments on capital lease obligations	(130)	(49)
Purchase / cancellation of treasury stock	(140,306)	(95,174)
Proceeds from other issuance of common stock	14,688	11,441
Excess tax benefit of stock options exercised	6,165	3,414
Net cash used in financing activities	(79,871)	(44,119)
Effect of exchange rate changes on cash	(4,215)	(1,461)
Net decrease in cash and cash equivalents	(10,065)	(5,789)
Cash and cash equivalents at beginning of period	17,108	13,492
Cash and cash equivalents at end of period	$7,043	$7,703

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$58,977	$54,108
Net issuance of common stock for certain acquisitions	--	365

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, as filed with our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008.

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

During the quarter ended September 30, 2008, we completed four acquisitions.  We acquired selected assets of three domestic and one Argentinean regulated waste businesses.

The aggregate net purchase price of our acquisitions, including adjustments for purchase accounting, during the nine months ended September 30, 2008 was approximately $105.5 million, of which $46.5 million was paid in cash and $59.0 million was paid by the issuance of promissory notes.  For financial reporting purposes these acquisition transactions were accounted for using the purchase method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

NOTE 3 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2005.  Tax years 2005, 2006 and 2007 remain open and subject to examination by the IRS, and our subsidiaries in foreign countries have tax years open ranging from 2003 through 2007.

The Company has recorded accruals to cover certain unresolved tax issues.  Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions.  During the course of examinations by various taxing authorities, proposed adjustments may be asserted.  The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary.

The total amount of income tax contingency reserve as of September 30, 2008 is $4.6 million, which includes amounts of interest and penalties and is reflected as a liability on the balance sheet.  The amount of income tax contingency reserve that, if recognized, would affect the effective tax rate is approximately $4.6 million.  We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

NOTE 4 – STOCK BASED COMPENSATION

At September 30, 2008 we had stock options outstanding under the following plans:

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

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	$2,731	$2,669	$8,449	$7,546
Employee Stock Purchase Plan	162	112	431	309
Total pre-tax expense	$2,893	$2,781	$8,880	$7,855

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Tax benefit recognized in income statement	$805	$1,025	$3,174	$3,413
Excess tax benefit realized	1,642	970	6,165	3,414

The Black-Scholes option-pricing model is used in determining the fair value of each option grant using the assumptions noted in the table below.  The expected term of options granted is based on historical experience and represents the period of time that awards granted are expected to be outstanding.  Expected volatility is based upon historical volatility of the company’s stock.  The expected dividend yield is zero.  The risk-free interest rate is based upon the U.S. Treasury yield rates for a comparable period.

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term (in years)	5.5	5.0	5.5	5.0
Expected volatility	25.69%	26.10%	26.27%	27.07%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	3.17%	4.29%	2.77%	4.53%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average grant date fair value of the stock options granted	$14.42	$13.04	$13.53	$11.38

Stock option activity for the nine months ended September 30, 2008, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	7,258,795	$25.44
Granted	1,181,214	53.84
Exercised	(746,683)	18.35
Cancelled or expired	(157,376)	33.42
Outstanding at September 30, 2008	7,535,950	$30.40	6.71	$214,891,473
Exercisable at September 30, 2008	3,946,765	$22.68	5.45	$143,009,245
Vested and expected to vest in the future at September 30, 2008	6,804,015	$29.17	6.53	$202,387,772

In millions
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total intrinsic value of options exercised	$7.7	$4.6	$28.9	$17.4

Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at September 30, 2008 (for outstanding options), less the applicable exercise price.

As of September 30, 2008, there was $14.2 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.75 years.

NOTE 5 – COMMON STOCK

During the quarter ended March 31, 2008, we repurchased and subsequently cancelled 1,482,185 shares of common stock.  The weighted average repurchase price was $53.56 per share.

During the quarter ended June 30, 2008, we repurchased and subsequently cancelled 984,533 shares of common stock.  The weighted average repurchase price was $52.49 per share, with $9.9 million of cash paid for the repurchase settling at the beginning of July 2008.

During the quarter ended September 30, 2008, we repurchased and subsequently cancelled 182,381 shares of common stock.  The weighted average repurchase price was $50.70 per share.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic earnings per share
Net income	$39,227	$32,895	$109,576	$94,280
Denominator:
Denominator for basic earnings per share weighted average shares	85,449,871	87,299,448	86,127,097	87,735,838
Effect of diluted securities:
Employee stock options	2,413,148	2,488,915	2,450,250	2,328,004
Warrants	1,191	6,529	1,159	4,721
Dilutive potential share	2,414,339	2,495,444	2,451,409	2,332,725
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	87,864,210	89,794,892	88,578,506	90,068,563

Earnings per share – Basic	$0.46	$0.38	$1.27	$1.07

Earnings per share – Diluted	$0.45	$0.37	$1.24	$1.05

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three and nine months ended September 30, 2008 and 2007:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$39,227	$32,895	$109,576	$94,280

Other comprehensive income:
Currency translation adjustments	(20,188)	4,094	(20,579)	8,660
Net (loss)/ gain on derivative instruments	(342)	596	(231)	144
Other comprehensive (loss)/ income	(20,530)	4,690	(20,810)	8,804

Total comprehensive income	$18,697	$37,585	$88,766	$103,084

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $4.6 million with JPMorganChase Bank N.A. that expires in May 2009.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, for the nine months ended September 30, 2008 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2008	$842,978	$190,355	$1,033,333
Changes due to currency fluctuation	--	(12,905)	(12,905)
Changes in goodwill on 2007 acquisitions	(2,904)	1,850	(1,054)
Goodwill on 2008 acquisitions	70,972	14,670	85,642
Balance as of September 30, 2008	$911,046	$193,970	$1,105,016

During the quarter ended June 30, 2008, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Medical Waste, Domestic Regulated Returns Management, and Foreign Countries, and determined that none of our recorded goodwill was impaired.  We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons.  We are also involved in a variety of civil litigation from time to time.

As we previously reported, on April 19, 2008 Stericycle and Daniels Corporation (UK) Limited (“Daniels UK”), a subsidiary of Daniels Sharpsmart Pty Limited (“Daniels”), and certain affiliated companies entered into a settlement of arbitration proceedings in the United Kingdom prior to any award by the arbitrator.  At the same time, we entered into settlements with other subsidiaries of Daniels resolving various disputes, and we finalized the payment of the legal fees that SteriCorp Limited had been awarded under the arbitrator’s award.  In connection with these net settlements, we recognized a total pre-tax expense of $5.6 million, or an after-tax expense of $3.5 million for the nine months ended September 30, 2008.

NOTE 11 – NEW ACCOUNTING STANDARDS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 delayed the adoption date for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets until January 1, 2009.  We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.  Our adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of our retained earnings.  See Note 13 - Fair Value Measurements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings.  This new accounting standard will require the company to recognize expenses to the income statement that were previously accounted for as purchase accounting and reflected on the balance sheet.  This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Because of the inherent uncertainty of the number, structure and complexity of the acquisitions that we may complete in the future and the magnitude of the transaction expenses that we may incur in completing these acquisitions, the impact of the adoption of SFAS 141(R) is not reasonably estimable.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Regulated medical waste management services	$194,141	$161,855	$556,955	$466,794
Regulated returns management services	16,125	22,258	58,576	62,568
Total revenue	210,266	184,113	615,531	529,362
Net interest expense	6,740	7,283	19,326	19,947
Income before income taxes	51,809	45,874	151,559	132,418
Income taxes	20,335	18,958	59,595	52,794
Net income	$31,474	$26,916	$91,964	$79,624

Depreciation and amortization	$6,186	$5,681	$17,668	$16,383

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Regulated medical waste management services	$66,832	$53,210	$194,137	$151,855
Net interest expense	1,693	1,274	4,815	3,648
Income before income taxes	10,655	7,182	24,650	20,764
Income taxes	2,902	1,203	7,038	6,108
Net income	$7,753	$5,979	$17,612	$14,656

Depreciation and amortization	$2,465	$2,127	$7,620	$6,271

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

At September 30, 2008, we have $7.0 million in cash and cash equivalents, and $1.2 million of short-term investments that we carry on our books at fair value using Level 1 inputs.  We have a cash flow hedge with an objective to offset foreign currency exchange risk to the U.S. dollar equivalent cash inflows on the settlement of a GBP denominated intercompany loan.  The fair value of the hedge was calculated using Level 2 inputs and was recorded as a liability of $0.6 million as of September 30, 2008.  There were no movements of items between fair value hierarchies.

Subsequent to the date of the balance sheet presented, we entered into three interest rate derivative transactions that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date	Notional	Fixed	Variable	Effective	Expiration
Entered	Amount	Interest Rate	Interest Rate	Date	Date
October 2008	$ 125,000	2.79%	1 Month Libor	October 2008	October 2009
October 2008	$ 75,000	2.79%	1 Month Libor	October 2008	April 2010
October 2008	$ 25,000	2.94%	1 Month Libor	October 2008	October 2010

The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged.  We will apply hedge accounting to account for these instruments with changes in the fair value of the swap agreements recorded as a component of other comprehensive income.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 410,245 customers throughout the United States, United Kingdom, Mexico, Canada, Ireland, Argentina, Chile and Puerto Rico.  We have fully integrated networks including processing centers and transfer and collection sites.  We use these networks to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services.  Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-

deactivation system.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2008		2007
	$	%	$	%
Revenues	$277,098	100.0	$237,323	100.0
Cost of revenues	154,069	55.6	130,509	55.0
Gross profit	123,029	44.4	106,814	45.0
Selling, general and administrative expenses	51,425	18.6	44,954	18.9
Gain on sale of assets	--	--	--	--
Impairment of permit	--	--	--	--
Impairment of fixed assets	--	--	--	--
Arbitration settlement and related costs	96	--	--	--
Income from operations	71,508	25.8	61,860	26.1
Net interest expense	8,433	3.0	8,557	3.6
Income tax expense	23,237	8.4	20,161	8.5
Net income	$39,227	14.2	$32,895	13.9
Earnings per share- diluted	$0.45		$0.37

Revenues:  Our revenues increased $39.8 million, or 16.8%, to $277.1 million in 2008 from $237.3 million in 2007.  Domestic revenues increased $26.2 million, or 14.2%, to $210.3 million from $184.1 million in 2007 as internal revenue growth for domestic small account customers increased by $14.8 million, or approximately 14%, and internal revenue growth for large quantity customers increased by $6.0 million, or approximately 10%.  Internal revenue for returns management decreased by $6.4 million, and domestic acquisitions less than one year old contributed approximately $11.8 million to the increase in domestic revenues.

International revenues increased $13.6 million to $66.8 million, or 25.6%, from $53.2 million in 2007.  Internal growth in the international segment contributed $8.5 million, or over 16% in increased revenues, before taking into consideration the effect of exchange rates and acquisitions.  The effect of exchange rate fluctuations negatively impacted international revenues approximately $1.2 million while acquisitions less than one year old contributed an additional $6.3 million in international revenues.

Cost of Revenues:  Our cost of revenues increased $23.6 million, or 18.1%, to $154.1 million during 2008 from $130.5 million during 2007.  Our domestic cost of revenues increased $17.2 million, or 18.3%, to $111.0 million from $93.8 million in 2007 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $6.4 million, or 17.4% to $43.1 million from $36.7 million in 2007 as a result of costs related to proportional increase in revenues from acquisitions and internal revenue growth.  Our gross margin percentage decreased to 44.4% during 2008 from 45.0% during 2007 primarily due to an increase in fuel and energy costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, including acquisition related costs, increased approximately $6.4 million, or 14.4%, to $51.4 million, for the quarter ended September 30, 2008 from $45.0 million for the comparable quarter in 2007.  As a percentage of revenue, these costs decreased by 0.3% for the quarter ended September 30, 2008 compared to the same period in 2007.

Income from Operations:  Income from operations increased to $71.5 million for the quarter ended September 30, 2008 from $61.9 million for the comparable quarter in 2007, an increase of 15.6%.

Net Interest Expense:  Net interest expense slightly decreased to $8.4 million during the quarter ended September 30, 2008 from $8.6 million during the comparable quarter in 2007 due to lower interest rates on our revolver line of credit.

Income Tax Expense:  Income tax expense increased to $23.2 million for the quarter ended September 30, 2008 from $20.2 million for the comparable quarter in 2007.  The increase was due to higher taxable income partially offset by a lower effective tax rate.  The effective tax rates for the quarters ended September 30, 2008 and 2007 were 37.2% and 38.0%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2008		2007
	$	%	$	%
Revenues	$809,668	100.0	$681,217	100.0
Cost of revenues	449,895	55.6	375,650	55.1
Gross profit	359,773	44.4	305,567	44.9
Selling, general and administrative expenses	152,256	18.8	128,669	18.9

Gain on sale of assets	--	--	(1,898)	(0.3)
Impairment of permit	--	--	228	0.0
Impairment of fixed assets	--	--	1,261	0.2
Arbitration settlement and related costs	5,595	0.7	--	--
Income from operations	201,922	24.9	177,307	26.0
Net interest expense	24,141	3.0	23,595	3.4
Income tax expense	66,633	8.2	58,902	8.6
Net income	$109,576	13.5	$94,280	13.8
Earnings per share- diluted	$1.24		$1.05

Revenues:  Our revenues increased $128.5 million, or 18.9%, to $809.7 million in 2008 from $681.2 million in 2007.  Domestic revenues increased $86.2 million, or 16.3%, to $615.5 million from $529.3 million in 2007 as internal revenue growth for domestic small account customers increased by $38.5 million, or over 13%, and internal revenue growth for large quantity customers increased by $15.7 million, or over 9%.  Internal revenue for returns management decreased by $4.2 million, and domestic acquisitions less than one year old contributed approximately $36.2 million to the increase in domestic revenues.

International revenues increased $42.3 million, or 27.8%, to $194.1 million in 2008 from $151.9 million in 2007.  Internal growth in the international segment contributed $22.7 million, or over 15% in increased revenues, before taking into consideration the effect of exchange rates, acquisitions, and divestitures.  The effect of exchange rate fluctuations favorably impacted international revenues approximately $2.2 million while acquisitions less than one year old contributed an additional $19.3 million in international revenues.  The divestiture of selected Sterile Technologies Group Ltd. plants in the first quarter of 2007 negatively impacted the comparison to 2008 by $1.9 million.

Cost of Revenues:  Our cost of revenues increased $74.2 million, or 19.8%, to $449.9 million during 2008 from $375.7 million during 2007.  Our domestic cost of revenues increased $52.0 million, or 19.1%, to $323.6 million from $271.6 million in 2007 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $22.2 million, or 21.3% to $126.3 million from $104.1 million in 2007 as a result of costs related to proportional increase in revenues from acquisitions and internal revenue growth.  Our gross margin percentage slightly decreased to 44.4% during 2008 from 44.9% during 2007 due to an increase in fuel and energy costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, including acquisition related costs, increased $23.6 million, or 18.3%, to $152.3 million, for the nine months ended September 30, 2008 from $128.7 million for the comparable period in 2007.  As a percentage of revenue, these costs slightly decreased by 0.1% for the nine months ended September 20, 2008 compared to the same period in 2007.

Income from Operations:  Income from operations increased to $201.9 million for the nine months ended September 30, 2008 from $177.3 million for the comparable period in 2007, an increase of 13.9%.  During 2008, we recognized a business dispute settlement and related costs of $5.6 million.  During nine months ended September 30, 2007 we recognized a gain on sale of assets of $1.9 million, partially offset by $1.3 million in idled assets write-offs and a $0.2 million write-off of an intangible permit.

Net Interest Expense:  Net interest expense slightly increased to $24.1 million during the nine months ended September 30, 2008 from $23.6 million during the comparable period in 2007 due to increased borrowings partially offset by lower interest rates.

Income Tax Expense:  Income tax expense increased to $66.6 million for the nine months ended September 30, 2008 from $58.9 million for the comparable period in 2007.  The increase was due to higher taxable income partially offset by a lower effective tax rate.  The effective tax rates for the nine months ended September 30, 2008 and 2007 were 37.8% and 38.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our senior credit facility of $850.0 million maturing in August 2012 requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At September 30, 2008, we were in compliance with all of our financial debt covenants.  At September 30, 2008 the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans (at higher of (i) the federal funds rate plus 0.5% or (ii) the prime rate) and 0.75% on LIBOR loans.

As of September 30, 2008, we had $412.4 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $9.5 million.  In addition, we had $197.2 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 3.85% per annum.  At September 30, 2008 we had $323.6 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2008, $100 million in 5.64% notes, other foreign subsidiary bank debt, and capital leases.

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

Working Capital:  At September 30, 2008, our working capital decreased $8.2 million to $52.4 million compared to $60.6 million at December 31, 2007.  Reductions to our working capital include an increase to our accrued compensation of $4.0 million due to the timing of payroll as well as an increase to accrued income tax of $3.3 million related to the timing of tax payments.  Increased debt levels used for share repurchases and acquisitions led to an increase in short-term debt of $12.3 million and accrued interest of $3.4 million.  The share repurchases and acquisitions were also the primary reasons for the reduction of $10.1 million to our ending cash balance.  Increases to working capital include an increase to net receivables of $17.4 million related to higher revenues, and a decrease in accounts payable of $8.5 million related to the timing of vendor payments.

Net Cash Provided or Used:  Net cash provided by operating activities increased $28.1 million, or 22.0%, to $156.3 million during the nine months ended September 30, 2008 compared to $128.1 million for the comparable period in 2007.  The increase in operating cash was primarily due to collections on higher revenues, which increased 18.9%.

Net cash used in investing activities for the nine months ended September 30, 2008 was $82.3 million compared to $88.4 million in the comparable period in 2007.  The difference is due to $26.5 million received from the divestiture of selected plants in the United Kingdom completed in February 2007, offset by $32.4 million less paid for acquisitions in 2008.

At September 30, 2008 we had approximately 10% of our treatment capacity in North America in incineration and approximately 90% in non-incineration technologies, such as autoclaving, and our proprietary patented ETD technology.  The implementation of our commitment to move away from incineration in North America may result in a write-down of the incineration equipment as and when we close incinerators that we are currently operating.  The net book value of our North American incinerators is approximately $6.5 million, or 0.4% of our total assets.  Our commitment to move away from incineration in North America is in the nature of a goal to be accomplished over an undetermined number of years.  Because of uncertainties relating, among other things, to customer education and acceptance and legal requirements to incinerate portions of the medical waste, we do not have a timetable for this transition or specific plans to close any of our existing incinerators.

Net cash used in financing activities was $79.9 million during the nine months ended September 30, 2008 compared to $44.1 million for the comparable period in 2007.  As described above, in 2008, we completed the private placement of $100 million in unsecured seven-year notes, primarily used to pay down our revolver debt.  The nine months ending September 30, 2008 had $24.5 million less in repayment of other long-term debt compared to the same period in 2007.  Offsetting the decrease in debt repayment was an additional $45.1 million for the purchase of treasury stock in 2008.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $4.6 million with JPMorganChase Bank N.A. that expires in May 2009.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  Subsequent to the date of the balance sheet presented, we entered into three interest rate derivative transactions that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date	Notional	Fixed	Variable	Effective	Expiration
Entered	Amount	Interest Rate	Interest Rate	Date	Date
October 2008	$ 125,000	2.79%	1 Month Libor	October 2008	October 2009
October 2008	$ 75,000	2.79%	1 Month Libor	October 2008	April 2010
October 2008	$ 25,000	2.94%	1 Month Libor	October 2008	October 2010

The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged.  We will apply hedge accounting to account for these instruments.

Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $2.2 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the U.S. dollar and U.K. pound sterling (“GBP”) related to an eight million GBP inter-company loan to Stericycle International, Ltd., the parent company of White Rose Environmental.  We use cash flow hedge accounting treatment on our forward contracts.  Both the intercompany loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to other comprehensive income.

We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes.  We do not hedge these items to manage the exposure.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report.  On the basis of this evaluation, our Chairman, President and CEO, and our CFO each concluded that our disclosure controls and procedures were effective.

The term “disclosure controls and procedures” is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as “controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.”  Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chairman, President and CEO, and our CFO, as appropriate to allow timely decisions regarding our required disclosures.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

The following table provides information about our purchases during the nine months ended September 30, 2008 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2008	198,218	$54.91	198,218	4,600,653
February 1- February 29, 2008	891,224	54.10	891,224	3,709,429
March 1- March 31, 2008	392,743	51.65	392,743	3,316,686
April 1- April 30, 2008	23,498	53.26	23,498	3,293,188
May 1- May 31, 2008	231,684	52.23	231,684	6,000,000
June 1- June 30, 2008	729,351	52.54	729,351	5,270,649
July 1- July 31, 2008	179,073	50.53	179,073	5,091,576
August 1- August 31, 2008	--	--	--	5,091,576
September 1- September 30, 2008	3,308	59.73	3,308	5,088,268

ITEM 6.  EXHIBITS

31.1

Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman, President and Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32

Section 1350 Certification of Mark C. Miller, Chairman, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2008

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)