Form 10-K
period 2008-12-31
STERICYCLE INC
filed 2009-02-27
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(847) 367-5910

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share	NASDAQ Stock Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was: $4,422,093,531.

On February 13, 2008, there were 85,288,466 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on May 28, 2009.

Stericycle, Inc.

2008 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Overview

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Canada, Mexico, Argentina, Chile, the United Kingdom and Ireland.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our institutional regulated waste management services;

•	our Bio Systems® sharps management services to reduce the risk of needle sticks;

•	a variety of products and services for infection control; and

•	our regulated returns management services for expired or recalled healthcare products.

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer:

•	our regulated waste management services;

•	our Steri-Safe® Occupational Safety and Health Act and Health Insurance Portability and Accountability Act (“HIPAA”) compliance programs;

•	a variety of products and services for infection control; and

•	our regulated returns management services for expired or recalled healthcare products.

We operate integrated national regulated waste management networks in the United States, Canada, Mexico, Argentina, Chile, the United Kingdom and Ireland. Our national networks include a total of 89 processing or combined processing and collection sites and 97 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary electro-thermal-deactivation system (“ETD”), chemical treatment and incineration.

We serve approximately 418,000 customers worldwide, of which approximately 11,000 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and approximately 407,000 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities and retail pharmacies.

We benefit from significant customer diversification. No one customer accounts for more than 2% of our total revenues, and our top 10 customers account for approximately 7% of total revenues.

Industry Overview

Governmental legislation and regulation increasingly requires the proper handling and disposal of regulated waste which includes such items as medical waste and pharmaceutical waste. Regulated medical waste is generally any medical waste that can cause an infectious disease and includes: single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products. Regulated pharmaceutical waste consists of expired or recalled pharmaceuticals.

During 2008, we believe the size of the global regulated waste market for the services we provide was approximately $10.5 billion. We estimate that our global market share increased to 10.3% in 2008 from 9.3% in 2007. Industry growth is driven by a number of factors. These factors include:

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

•	Established Network of Treatment and Transportation Locations in Each Country: We believe that networks like ours would be very expensive and time-consuming for a competitor to develop.

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

•	Ability to Integrate Acquisitions: We have completed 157 acquisitions since 1993 and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•

Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services that we offer our existing regulated waste customers. For example, through our Steri-Safe® program, we now offer OSHA compliance services to small-quantity customers, and an acquisition in 2003 enabled us to market the Bio Systems® sharps management program to large-quantity customers in new geographic areas. We have expanded our regulated waste services to pharmaceutical companies and other large-quantity generators through a series of acquisitions beginning in 2005 of nine businesses engaged in regulated returns and recall management or related services.

•

Improve Margins: We intend to continue working to improve our margins by increasing our base of small-quantity customers and focusing on service strategies that more efficiently meet the needs of our large-quantity customers. We have succeeded in raising the percentage of our revenues from small-quantity customers from 33% of domestic regulated waste revenues at the fourth quarter of 1996 to 63% for the year ended 2008.

•

Seek Complementary Acquisitions: We intend to continue to seek opportunities to acquire businesses that expand our networks in the United States and internationally and increase our customer base. We believe that selective acquisitions can enable us to improve our operating efficiencies through increased utilization of our service infrastructure.

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

We completed 157 acquisitions from 1993 through 2008, with 114 in the United States and 43 internationally.

During 2008, we completed 22 acquisitions, of which 12 were domestic regulated waste businesses, two were domestic return management businesses and eight were international regulated waste businesses in Canada, Latin America and Europe.

Effective for the month ended March 31, 2008, we dissolved our relationship in a United Kingdom joint venture, White Rose Sharpsmart Limited, which was formed in October 2001 prior to our acquisition of White Rose Environmental Limited in June 2004. This joint venture was previously consolidated in our financial statements.

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

Steri-Safe® : Our Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA blood-borne regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. Approximately 132,000 small-quantity customers are enrolled in this program. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

Mail-Back Program: We also operate a “mail-back” program by which we can reach small-quantity regulated waste customers located in outlying areas that would be inefficient to serve using our regular route structure. Our mail-back program has allowed us to service customers as far away as Hawaii, Alaska, Guam and the Virgin Islands. Mail-back programs are also used in home care patient settings.

Large-Quantity Customers: Our marketing efforts to large-quantity customers are conducted by account executives who are also able to provide consulting services to assist our large-quantity customers in training their employees on safety issues and implementing programs to improve waste segregation.

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

International

We conduct regulated waste operations in Canada, Mexico, Argentina, Chile, the United Kingdom and Ireland. We began our operations in Canada and Mexico in 1998, Argentina in 1999, the United Kingdom in 2004, Ireland in 2006 and Chile in 2008. We also have technology licensing agreements in Japan, Brazil and South Africa.

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

Governmental Regulation

The regulated waste industry is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. These permits grant us the authority, among other things:

•	to construct and operate collection, transfer and processing facilities;

•	to transport regulated waste within and between relevant jurisdictions; and

•	to handle particular regulated substances.

Our permits must be periodically renewed and are subject to modification or revocation by the issuing authority.

We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste. We are also subject to extensive regulations designed to minimize employee exposure to regulated waste.

Domestic Federal Regulation: Five U.S. federal agencies have authority over regulated waste. These agencies are the U.S. Environmental Protection Agency (“EPA”), OSHA, U.S. Department of Transportation (“DOT”), the U.S. Postal Service (“USPS”) and DEA. These agencies supervise regulated waste under a variety of statutes and regulations. The principal statutes and regulations are:

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

Expired or recalled pharmaceuticals are subject to substantially the same DOT regulations as medical waste. We identify these products by their National Drug Code number and classify them by their handling, transportation and disposal requirements.

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

We hold seven current United States patents relating to the ETD treatment process and other aspects of processing regulated waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, Denmark, France, Ireland, Italy, Japan, Mexico, South Africa, South Korea, Spain, Sweden and the United Kingdom.

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

Employees

As of December 31, 2008, we had 6,567 full-time and 316 part-time employees, of which 4,920 were employed in the United States and 1,963 internationally. Approximately 381 of our U.S. drivers, transportation helpers and plant workers are covered by a total of seven collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates from June 2009 to October 2013. We also have approximately 586 employees in Latin America under various collective bargaining agreements. We consider our employee relations to be satisfactory.

Website Access

We maintain an Internet website, www.stericycle.com, providing a variety of information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K that we file with the Securities and Exchange Commission are available, as soon as reasonably practicable after filing, at the investors’ page on our website, or by a direct link to our filings on the SEC’s free website, www.sec.gov.

Item 1A. Risk Factors

We are subject to extensive governmental regulation, which is frequently difficult, expensive and time-consuming to comply with.

The regulated waste management industry is subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste. Our business requires us to obtain many permits, authorizations, approvals, certificates and other types of governmental permission from every jurisdiction where we operate. We believe that we currently comply in all material respects with all applicable permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate under existing permits. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.

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

We face direct competition from a large number of small, local competitors. Because it requires very little money or technical know-how to compete with us in the collection and transportation of regulated waste, there are many regional and local companies in the industry. We face competition from these businesses, and competition from them is likely to exist in the new locations to which we may expand in the future. In addition, large national companies with substantial resources may decide to enter the regulated waste industry. For example, Waste Management, Inc., a major solid waste company, has begun offering regulated waste management services to hospitals and possibly other large quantity generators of regulated waste.

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

We plan to grow both in the United States and in foreign countries. We have established operations in Argentina, Canada, Chile, Ireland, Mexico and the United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•	exchange rate fluctuations;

•	government controls;

•	import and export license requirements;

•	political or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	our unfamiliarity with local laws, regulations, practices and customs;

•	restrictions on repatriating foreign profits back to the United States or movement of funds to other countries;

•	difficulties in staffing and managing international operations.

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

As a result of purchase accounting for our various acquisitions, our balance sheet at December 31, 2008 contains goodwill of $1,135.8 million and other intangible assets, net of accumulated amortization, of $170.6 million (including indefinite lived intangibles of $48.1 million). In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease two ETD processing facilities, ten incineration processing facilities, 28 autoclave processing facilities and six other processing facilities. All of our processing facilities also serve as collection sites. We own or lease 80 additional transfer and collection sites and nine additional sales/administrative sites. Internationally, we own or lease two ETD processing facilities, 38 facilities that have autoclave and incineration processing and three other type processing facilities. We also lease or own 17 transfer and collection sites and 13 additional sales/administrative sites. We consider that these processing facilities are adequate for our present and anticipated needs.

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

In April 2008, Stericycle and Daniels Corporation (UK) Limited (“Daniels UK”), a subsidiary of Daniels Sharpsmart Pty Limited (“Daniels”), and certain affiliated companies entered into a settlement of arbitration proceedings in the United Kingdom prior to any award by the arbitrator. At the same time, we entered into settlements with other subsidiaries of Daniels resolving various disputes, and we finalized the payment of the legal fees that SteriCorp Limited had been awarded under a November 2007 arbitrator’s award. In connection with these net settlements, we recognized a total pre-tax expense of $5.6 million, or an after-tax expense of $3.5 million for the year-ended December 31, 2008.

In November 2007, the arbitrator issued a final award in arbitration proceedings in Australia with SteriCorp Limited that we have previously reported. The arbitrator awarded Stericycle $8.2 million USD on our claim against SteriCorp for payments due under certain convertible notes and awarded SteriCorp $14.5 million USD on its claim that we failed to supply SteriCorp with equipment conforming to specifications under an equipment supply agreement. The final award also required us to pay two-thirds of SteriCorp’s arbitration costs. An estimate of those amounts was made and accrued for in our consolidated financial statements for the year-ended December 31, 2007. The net effect of the various components of the final arbitration award was a charge of $13.9 million to our income statement identified as “Arbitration award and related costs.”

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2008.

Supplemental Information

Executive Officers of the Registrant

The following table contains certain information regarding our six current executive officers:

Name	Position	Age
Mark C. Miller	Chairman, President and Chief Executive Officer	53
Richard T. Kogler	Executive Vice President and Chief Operating Officer	49
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	52
Richard L. Foss	Executive Vice President, International	54
Michael J. Collins	President, Return Management Services	52
Richard J. Marasco	Executive Vice President, Mergers and Acquisitions	52

Mark C. Miller has served as our Chairman, President and Chief Executive Officer since joining us in May 1992. From May 1989 until he joined us, Mr. Miller served as vice president for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

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

Richard J. Marasco served as Corporate Vice President, Mergers & Acquisitions upon joining us in September 2007 and became Executive Vice President, Mergers & Acquisitions in July 2008. Prior to joining us, he served at Abbott Laboratories, which he joined in 1981 and where he served in various management positions, most recently as Vice President, Europe and Canada and Vice President Pediatric Nutrition with Ross Products. He holds a B.S. degree in accounting from Drake University and is a licensed certified public accountant.

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

As of February 13, 2009, we had approximately 177 stockholders of record. The Company’s stock trades on the NASDAQ National Market under the ticker symbol SRCL.

During the quarter ended June 30, 2007 our shareholders approved an increase in our authorized shares of common stock from 80,000,000 shares to 120,000,000 shares. In addition, our Board of Directors authorized a 2-for-1 stock split. The stock split was in the form of a stock dividend of one share payable on May 31, 2007 in respect of each share of common stock outstanding on the record date of May 17, 2007. Historic share and per share amounts have been adjusted to reflect the stock split.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2007	$41.12	$36.59
Second quarter 2007	45.59	40.78
Third quarter 2007	57.16	43.27
Fourth quarter 2007	$61.87	$52.04

First quarter 2008	$62.13	$50.38
Second quarter 2008	58.91	50.82
Third quarter 2008	64.77	49.72
Fourth quarter 2008	$61.13	$48.83

We did not pay any cash dividends during 2008 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2008:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2008	198,218	$54.91	198,218	4,600,653
February 1 - February 29, 2008	891,224	54.10	891,224	3,709,429
March 1 - March 31, 2008	392,743	51.65	392,743	3,316,686
April 1 - April 30, 2008	23,498	53.26	23,498	3,293,188
May 1 - May 31, 2008	231,684	52.23	231,684	6,000,000
June 1 - June 30, 2008	729,351	52.54	729,351	5,270,649
July 1 - July 31, 2008	179,073	50.53	179,073	5,091,576
August 1 - August 31, 2008	—	—	—	5,091,576
September 1 - September 30, 2008	—	—	—	5,091,576
October 1 - October 31, 2008	184,257	51.17	184,257	4,907,319
November 1 - November 30, 2008	—	—	—	4,907,319
December 1 - December 31, 2008	350,511	$50.94	350,511	4,556,808

Equity Compensation Plans

The following table summarizes information as of December 31, 2008 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders(1)	5,212,871	$34.25	5,025,888
Equity compensation plans not approved by our security holders(2)	2,084,528	$22.76	410,674

(1)

These plans consist of our 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, 1997 Stock Option Plan, Directors Stock Option Plan, 1995 Incentive Compensation Plan and the Employee Stock Purchase Plan.

(2)	The only plan in this category is our 2000 Nonstatutory Stock Option Plan.

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which authorized the granting of nonstatutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 13 to the Consolidated Financial Statements for a description of this plan.

Performance Graph

The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2008 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index and an index of a peer group of companies that we selected consisting of Republic Services, Inc., SRI/Surgical Express, Inc. (formerly Sterile Recoveries, Inc.), Steris Corporation and Waste Management, Inc. The graph assumes that $100 was invested on December 31, 2003 in our common stock and in the stock represented by each of the three indexes, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Consolidated Financial Data

In thousands, except per share data

	Years Ended December 31,
	2008	2007	2006 (3)	2005	2004
Statement of Income Data(1)
Revenues	$1,083,679	$932,767	$789,637	$609,457	$516,228
Income from operations	274,239	224,544	201,762	166,532	145,655
Net income	148,708	118,378	105,270	67,154	78,178
Net income applicable to common stock	148,708	118,378	105,270	67,154	78,178
Diluted net income per share of common stock(2)	1.68	1.32	1.16	0.74	0.85
Depreciation and amortization	34,148	31,137	27,036	21,431	21,803
Other Data
Cash provided by operating activities	$210,555	$174,042	$160,162	$94,327	$114,611
Cash used in investing activities	(132,930)	(135,261)	(201,425)	(156,001)	(105,093)
Cash (used in)/ provided by financing activities	(77,882)	(32,635)	52,547	59,500	(6,941)
Balance Sheet Data(1)
Cash, cash equivalents and short-term investments	$10,503	$18,364	$16,040	$8,545	$7,949
Total assets	1,759,298	1,608,159	1,327,906	1,047,660	834,141
Long-term debt, net of current portion	753,846	613,781	443,115	348,841	190,431
Convertible redeemable preferred stock	—	—	—	—	—
Shareholders’ equity	$670,480	$714,075	$625,081	$521,634	$495,372

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2008.
(2)	See Note 12 to the Consolidated Financial Statements for information concerning the computation of net income per common share.
•

In 2008, net income includes nonrecurring costs (net of tax) of $3.5 million related to a business dispute settlement and related costs and a fixed asset write-down of equipment of $0.3 million. These costs negatively impacted diluted earnings per share (“EPS”) by $0.05.

•	In 2007, net income includes nonrecurring costs (net of tax) of $9.3 million, of which $7.7 million were net non-cash items. These costs negatively impacted EPS by $0.10, related to the following:
i.	We recognized legal settlement expense related to the arbitration award in Australia, including expected arbitration cost reimbursements to be paid in 2008;
ii.	We wrote down our investment in Medam, B.A., an Argentine joint venture. The write down of our investment in Argentina was a result of the legal restructuring of the business operations;
iii.	We wrote down the White Rose Environmental tradename as a result of the name change of our subsidiary in the United Kingdom;
iv.	We wrote down the permit intangible for a treatment facility in the United Kingdom that was no longer being used;
v.	We wrote down equipment that had been permanently idled;
vi.	We recorded a gain on the divestiture of selected assets of Sterile Technologies, Ltd., one of our subsidiaries in the United Kingdom;
vii.	We received proceeds from two of our insurance carriers for coverage related to the 3CI Complete Compliance Corporation (“3CI”) class action litigation settlement;
viii.	We divested the over the counter products portion of our Scherer Labs assets which resulted in a gain.
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

(3)

On January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. During the years ended December 31, 2008, 2007, and 2006, we recognized stock compensation expense (net of tax) of $7.3 million, $6.6 million and $6.5 million, respectively. See Note 13 to the Consolidated Financial Statements for additional information related to stock compensation expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Report.

Introduction

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Canada, Mexico, Argentina, Chile, the United Kingdom and Ireland.

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

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer: our medical waste management services; our Steri-Safe® Occupational Safety and Health Act and HIPAA compliance programs; a variety of products and services for infection control; and our regulated returns services for expired or recalled products.

We operate integrated national regulated waste management networks in the United States, Canada, Mexico, Argentina, Chile, the United Kingdom and Ireland. Our national networks include a total of 89 processing or combined processing and collection sites and 97 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary ETD, chemical treatment and incineration.

As of December 31, 2008, we served approximately 418,000 customers worldwide, of which approximately 407,000 were small quantity customers and 11,000 were large quantity customers.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that of our significant accounting policies (see Note 2 to the Consolidated Financial Statements), the following ones may involve a higher degree of judgment on our part and greater complexity of reporting.

Revenue Recognition: We recognize revenues for our regulated waste services at the time of waste collection. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated returns management services are recorded at the time services are performed. Royalty revenues are calculated based on measurements specified in each contract or license and revenues are recognized at the end of each reporting period when the activity being measured has been completed. Revenues from product sales are recognized at the time the goods are shipped to the customer. Software licensing revenues are recognized on a prorated basis over the term of the license agreement. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position.

Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly, are not amortized. This position is in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). See Note 10 to the Consolidated Financial Statements for additional information.

Our balance sheet at December 31, 2008 contains goodwill of $1,135.8 million. In accordance with SFAS No. 142, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the write-off occurs. We use the market value of our stock compared to book as the current measurement of total fair value of our company. The performance of each of our reporting units is compared to that fair value ratio, and any unforeseen material drop in our stock price may be an indicator of a potential impairment of goodwill. The results of the 2008 impairment test conducted in June 2008 did not show any impairment of goodwill, and no events have occurred since that time that indicates that an impairment situation exists.

Our permits are currently tested for impairment annually at December 31 or more frequently if circumstances indicate that they may be impaired. We use a discounted income approach model as the current measurement of the fair value of the permits. The estimate of income is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates. The results of the 2008 impairment test did not show any impairment of our permits and no events have occurred since that time that would indicate an impairment situation exists.

Other identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 20-year and 40-year lives based on the specific type of relationship. This determination was based on an independent study performed on our customer relationships. Although the regulated waste management business is highly competitive, we have been able to maintain high customer retention through contracts with automatic renewal provisions and excellent customer service.

The valuation of our contractual customer relationships was derived using a discounted income approach valuation model similar to the method used for permit impairment testing mentioned earlier. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. There have been no indicators of impairment of these intangibles (see Note 10 to the Consolidated Financial Statements).

Income Taxes: Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. To provide for certain potential tax exposures, we maintain a reserve for specific tax contingencies, the balance of which management believes is adequate, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).

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

New Accounting Pronouncements: For information about recently issued accounting pronouncements (see Note 2 to the Consolidated Financial Statements).

Fair Value Considerations: As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of our creditworthiness has been considered in the fair value measurements noted below. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity.

At December 31, 2008, we have $9.1 million in cash and cash equivalents and $1.4 million of short-term investments that we carry on our books at fair value using Level 1 inputs.

We have a cash flow hedge with an objective to offset foreign currency exchange risk to the U.S. dollar equivalent cash inflows on the settlement of a GBP denominated intercompany loan. The fair value of the hedge was calculated using Level 2 inputs and was recorded as a current asset of $2.3 million as of December 31, 2008.

In October 2008, Stericycle entered into three interest rate swap contracts, covering $225 million of our borrowings outstanding under our senior credit facility. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. The fair value of the hedge is calculated using Level 2 inputs and is recorded as a liability of $4.8 million, of which $2.1 million is current as of December 31, 2008. The fair value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

There were no movements of items between fair value hierarchies.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following summarizes the Company’s operations:

In thousands, except per share data

	Years Ended December 31,
	2008		2007
	$	%	$	%
Revenues	$1,083,679	100.0	$932,767	100.0
Cost of revenues	573,554	52.9	491,789	52.7
Depreciation	25,096	2.3	23,057	2.5

Total cost of revenues	598,650	55.2	514,846	55.2
Gross profit	485,029	44.8	417,921	44.8
Selling, general and administrative expenses	194,158	17.9	168,657	18.1
Depreciation	5,013	0.5	4,423	0.5
Amortization	4,039	0.4	3,657	0.4

Total selling, general and administrative expenses	203,210	18.8	176,737	18.9
Gain on sale of assets	—	—	(2,099)	(0.2)
Impairment of intangible assets	—	—	2,269	0.2
Impairment of fixed assets	472	0.0	1,261	0.1
Arbitration award and related costs	5,595	0.5	13,904	1.5
Acquisition integration expenses	1,513	0.1	1,305	0.1

Income from operations	274,239	25.3	224,544	24.1
Write-down of investment	—	—	2,930	0.3
Insurance proceeds	—	—	(3,300)	(0.4)
Net interest expense	32,174	3.0	32,375	3.5
Income tax expense	90,296	8.3	72,862	7.8
Net income	$148,708	13.7	$118,378	12.7
Earnings per share – Diluted	$1.68		$1.32

Revenues: Our revenues increased $150.9 million, or 16.2%, to $1,083.7 million in 2008 from $932.8 million in 2007. Domestic revenues increased $109.4 million, or 15.2%, to $830.8 million from $721.4 million in 2007 as internal growth for domestic small account customers increased by approximately $52.5 million, over 13%, driven by an increase of Steri-Safe customers. Revenues from domestic large account customers increased approximately $21.9 million, or over 9% as we increased the total number of accounts. Returns Management Services decreased revenues compared to 2007 by over $10.8 million due to lower than expected recall volumes. Domestic acquisitions less than one year old added an additional $45.8 million in revenues compared to 2007.

International revenues in 2008 were $252.9 million, compared to $211.4 million in 2007, an increase of $41.5 million or 19.6%. Internal growth, currency rate fluctuations, acquisitions, and the divestiture of some plants in the United Kingdom, impact the comparison of 2008 to 2007. Internal growth was $30.8 million. The effect of exchange rates negatively impacted international 2008 revenues by $11.3 million as foreign currencies depreciated against the U.S. dollar, acquisitions less than one year old favorably impacted revenues by $23.9 million. The divestiture of selected Sterile Technologies Group, Ltd., (“STG”) plants in the first quarter of 2007 negatively impacted the comparison to 2008 by $1.9 million.

Cost of Revenues: Our 2008 cost of revenues increased $83.8 million, or $16.3%, to $598.6 million compared to $514.8 million in 2007. Domestic cost of revenues increased $65.1 million, or 17.6%, to $435.0 million in 2008 compared to $369.9 million for 2007. International cost of revenues increased $18.7 million, or 12.9%, to $163.6 million in 2008 compared to $144.9 million in 2007.

Our gross margin percentage remained at 44.8% during 2008 and 2007. Domestic gross margin percentage decreased 1.1% to 47.6% during 2008 from 48.7% in 2007. Our domestic gross margin decrease was primarily the result of energy and transportation costs increases in 2008, which were partially offset by higher revenues related to energy surcharges.

International gross margin increased 3.9% in 2008 compared to 2007, primarily due to integration of acquisitions and related efficiencies. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large national healthcare hospitals. As the international segment increases, consolidated gross margins receive downward pressure due this “business mix” shift, which can be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2008, our selling, general and administrative (“SG&A”) expenses increased $26.5 million, or 15.0%, to $203.2 million from $176.7 million in 2007. Amortization and depreciation expense, as a percentage of revenue, did not change from 2007 to 2008. Domestically, 2008 SG&A increased $18.1 million, or 12.6%, to $161.2 million from $143.1 million in 2007. The increase was primarily due to spending related to acquisitions, market penetration for our Bio Systems® sharps management program and investments in the Steri-Safe and returns management services.

Internationally, our SG&A increased $8.4 million, or 25.0%, in 2008 to $42.0 million from $33.6 million in 2007, mostly due to acquisitions.

Income from Operations: Income from operations increased by $49.7 million, or 22.1%, to $274.2 million in 2008 from $224.5 million in 2007. Comparisons of income from operations between 2008 and 2007 are affected by various charges not considered part of our day-to-day operations. During the year ended December 31, 2008, we recorded expenses of $5.6 million related a business dispute settlement and related costs and $0.5 million related to fixed asset write-offs. During the year ended December 31, 2007 we had charges totaling $17.4 million related to permit write-offs, fixed asset write-offs and settlement of arbitration proceedings in Australia. Those charges were partially offset by gains of $2.1 million from the sale of assets of STG and of Scherer Labs.

Domestically, our income from operations increased $40.6 million, or 21.1%, to $233.4 million from $192.8 million in 2007. Internationally, our income from operations increased $9.1 million, or 28.7%, to $40.8 million from $31.7 million in 2006.

Interest Expense and Interest Income: Interest expense slightly decreased to $33.1 million during 2008 from $34.0 million during 2007. The decrease is related to lower interest rates. Interest income was $0.9 million during 2008 and $1.6 million during 2007.

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

Income Tax Expense: Income tax expense for the years 2008 and 2007 reflects an effective tax rate of approximately 37.8% and 38.1%, respectively, for federal and state income taxes.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following summarizes the Company’s operations:

In thousands, except per share data

	Years Ended December 31,
	2007		2006
	$	%	$	%
Revenues	$932,767	100.0	$789,637	100.0
Cost of revenues	491,789	52.7	419,689	53.1
Depreciation	23,057	2.5	20,081	2.5

Total cost of revenues	514,846	55.2	439,770	55.7
Gross profit	417,921	44.8	349,867	44.3
Selling, general and administrative expenses	168,657	18.1	137,411	17.4
Depreciation	4,423	0.5	3,989	0.5
Amortization	3,657	0.4	2,966	0.4

Total selling, general and administrative expenses	176,737	18.9	144,366	18.3
Gain on sale of assets	(2,099)	(0.2)	—	—
Impairment of intangible assets	2,269	0.2	—	—
Impairment of fixed assets	1,261	0.1	300	0.0
Arbitration award and related costs	13,904	1.5	—	—
Acquisition integration expenses	1,305	0.1	3,439	0.4

Income from operations	224,544	24.1	201,762	25.6
Write-down of investment	2,930	0.3	1,000	0.1
Insurance proceeds	(3,300)	(0.4)	(1,025)	(0.1)
Net interest expense	32,375	3.5	27,061	3.4
Income tax expense	72,862	7.8	67,304	8.5
Net income	$118,378	12.7	$105,270	13.3
Earnings per share – Diluted	$1.32		$1.16

Revenues: Our revenues increased $143.1 million, or 18.1%, to $932.8 million in 2007 from $789.6 million in 2006. Domestic revenues increased $105.0 million, or 17.0%, to $721.4 million from $616.4 million in 2006 as internal growth for domestic small account customers increased by approximately $37.1 million, over 10%, driven by an increase of Steri-Safe customers. Revenues from domestic large account customers increased approximately $13.1 million, or over 6% as we increased the total number of accounts and grew Bio Systems® services. Returns Management Services increased revenues compared to 2006 by over $22.3 million from internal growth due to larger than expected recall volumes. Domestic acquisitions less than one year old added an additional $32.5 million in revenues compared to 2006.

International revenues in 2007 were $211.4 million, compared to $173.2 million in 2006, an increase of $38.1 million or 22.0%. Internal growth, currency rate fluctuations, acquisitions, and the divestiture of some plants in the United Kingdom, impact the comparison of 2007 to 2006. Internal growth was $16.2 million. The effect of exchange rates favorably impacted international 2007 revenues by $11.8 million as foreign currencies appreciated against the U.S. dollar, acquisitions less than one year old favorably impacted revenues by $24.5 million, while the divestiture at a gain of selected STG plants in the first quarter of 2007 negatively impacted the comparison to 2006 by $14.4 million.

Cost of Revenues: Our 2007 cost of revenues increased $75.1 million, or $17.1%, to $514.8 million compared to $439.8 million in 2006. Domestic cost of revenues increased $47.4 million, or 14.7%, to $369.9 million in 2007 compared to $322.6 million for 2006. International cost of revenues increased $27.7 million, or 23.6%, to $144.9 million in 2007 compared to $117.2 million in 2006.

Our gross margin percentage increased to 44.8% during 2007 from 44.3% during 2006. Domestic gross margin percentage improved 1.0% to 48.7% during 2007 from 47.7% in 2006. Our gross margin increase was primarily the result of increased number of small quantity customers, which have a better gross margin. Domestic energy and transportation costs increased in 2007, which were partially offset by higher revenues related to energy surcharges.

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

Selling, General and Administrative Expenses: In 2007, our SG&A expenses increased $32.4 million, or 22.4%, to $176.7 million from $144.4 million in 2006. Amortization and depreciation expense, as a percentage of revenue, did not change from 2006 to 2007. Domestically, 2007 SG&A increased $26.6 million, or 22.8%, to $143.1 million from $116.6 million in 2006. The increase was primarily due to spending related to market penetration for our Bio Systems® sharps management program and investments in the Steri-Safe and returns management services and acquisitions.

Internationally, our SG&A increased $5.8 million, or 20.7%, in 2007 to $33.6 million from $27.8 million in 2006, mostly due to foreign exchange fluctuations (higher dollar costs as the dollar weakened versus other currencies) and acquisitions. As a percentage of revenue, international SG&A decreased 0.2%. This decrease reflects the ongoing efforts to integrate our businesses in the United Kingdom and Argentina.

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

Domestically, our income from operations increased $17.7 million, or 10.1%, to $192.8 million from $175.1 million in 2006. Internationally, our income from operations increased $5.1 million, or 19.1%, to $31.7 million from $26.7 million in 2006.

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

Liquidity and Capital Resources

Our senior credit facility of $850.0 million maturing in August 2012 requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At December 31, 2008, we were in compliance with all of our financial debt covenants. At December 31, 2008 the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans (at higher of (i) the federal funds rate plus 0.5% or (ii) the prime rate) and 0.75% on LIBOR loans.

As of December 31, 2008, we had $439.8 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $11.3 million. In addition, we had $212.3 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 2.70% per annum which includes the amounts under our interest rate hedge. At December 31, 2008 we had $352.9 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2008, seven-year $100 million private placement notes at a fixed rate of 5.64%, other foreign subsidiary bank debt and capital leases.

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

Working Capital: At December 31, 2008, our working capital decreased $15.8 million to $44.8 million compared to $60.6 million at December 31, 2007. Current assets increased by $14.2 million primarily due to an $11.6 million increase in accounts receivable from increased revenues year over year. Current liabilities increased $29.9 million primarily due to an increase in accrued liabilities of $17.9 million and debt of $16.9 million. The major components contributing to the increase in accrued liabilities is a $12.0 million acquisition purchase accrual and a $2.5 million accrual for stock repurchases that settled after December 31, 2008. The major component to the increase in short-term debt is notes issued for acquisitions made in 2008.

Net Cash Provided or Used: Net cash provided by operating activities increased $36.5 million, or 21.0%, to $210.6 million during 2008 compared to $174.0 million for 2007. The increase in operating cash was primarily due to collections on higher revenues, which increased 16.2%.

Net cash used in investing activities during 2008 was $132.9 million compared to $135.3 million used in 2007. The difference is due to $26.5 million received from the divestiture of selected plants in the United Kingdom completed in February 2007, offset by $29.8 million less paid for acquisitions in 2008.

Net cash used in financing activities was $77.9 million during 2008 compared to $32.6 million used in 2007. As described above, in 2008, we completed the private placement of $100 million in unsecured seven-year notes, primarily used to pay down our revolver debt. Three was $16.6 million less in repayment of other long-term debt during 2008 compared to 2007. Offsetting the decrease in debt repayment was an additional $63.7 million for the purchase of treasury stock in 2008.

Contractual Obligations: The following table summarizes our significant contractual obligations and cash commitments as of December 31, 2008:

Payments due by period (dollars in thousands)

	Total	2009	2010-2011	2012-2013	2014 and After
Long-term debt (1)	$881,330	$58,053	$101,832	$518,341	$203,104
Capital lease obligations (1)	1,312	688	618	6	—
Operating leases	137,087	37,067	54,666	24,924	20,430
Purchase obligations	2,156	2,146	10	—	—
Other long-term liabilities (1)(2)	2,070	772	1,001	264	33

Total contractual cash obligations	$1,023,955	$98,726	$158,127	$543,535	$223,567

(1)

The long-term debt, capital leases and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. For long-term debt with floating rate of interest, management used judgment to estimate the future rate of interest.

(2)

Other long-term liabilities include amounts related to non-compete agreements. Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

At December 31, 2008 we had $212.3 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their regulated waste management business and has a one year loan with a current balance of $5.4 million with JPMorgan Chase Bank N.A. that expires in May 2009. Management currently believes no amount will be paid under the guarantee.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $2.5 million on a pre-tax basis.

In October 2008, we entered into three interest rate derivative transactions that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows:

In thousands

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Expiration Date
$125,000	2.79%	1 Month Libor	October 2009
$75,000	2.79%	1 Month Libor	April 2010
$25,000	2.94%	1 Month Libor	October 2010

The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged. We apply hedge accounting to account for these instruments.

We have exposure to currency exchange rate fluctuations between the U.S. dollar and U.K. pound sterling (“GBP”) related to an eight million GBP inter-company loan to Stericycle International, Ltd., the parent company of White Rose Environmental, which we hedge with a forward contract. We use cash flow hedge accounting treatment on our forward contract. Both the inter-company loan balance and the forward contract are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to other comprehensive income. The forward contract expires in July 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 30.

Stericycle, Inc.

Lake Forest, IL

February 26, 2009

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited Stericycle, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stericycle, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc.

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 26, 2009

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,095	$17,108
Short-term investments	1,408	1,256
Accounts receivable, less allowance for doubtful accounts of $6,616 in 2008 and $6,157 in 2007	168,598	157,435
Deferred income taxes	16,821	13,510
Prepaid expenses and other current assets	28,508	20,967

Total Current Assets	224,430	210,276
Property, Plant and Equipment, net	207,144	193,039
Other Assets:
Goodwill	1,135,778	1,033,333
Intangible assets, less accumulated amortization of $14,116 in 2008 and $12,230 in 2007	170,624	152,689
Other	21,322	18,822

Total Other Assets	1,327,724	1,204,844

Total Assets	$1,759,298	$1,608,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$38,880	$22,003
Accounts payable	33,612	40,049
Accrued liabilities	93,487	75,571
Deferred revenues	13,663	12,095

Total Current Liabilities	179,642	149,718
Long-term debt, net of current portion	753,846	613,781
Deferred income taxes	147,287	125,041
Other liabilities	8,043	5,544
Common Shareholders’ Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,252,879 issued and outstanding in 2008, 87,410,653 issued and outstanding in 2007)	852	874
Additional paid-in capital	67,776	197,462
Accumulated other comprehensive income	(32,075)	30,520
Retained earnings	633,927	485,219

Total Shareholders’ Equity	670,480	714,075

Total Liabilities and Shareholders’ Equity	$1,759,298	$1,608,159

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

	Years Ended December 31,
	2008	2007	2006
Revenues	$1,083,679	$932,767	$789,637
Costs and Expenses:
Cost of revenues	598,650	514,846	439,770
Selling, general and administrative expenses	203,210	176,737	144,366
Gain on sale of assets	—	(2,099)	—
Impairment of intangible assets	—	2,269	—
Impairment of fixed assets	472	1,261	300
Arbitration award and related costs	5,595	13,904	—
Acquisition integration expenses	1,513	1,305	3,439

Total Costs and Expenses	809,440	708,223	587,875

Income from Operations	274,239	224,544	201,762

Other Income (Expense):
Interest income	930	1,590	1,358
Interest expense	(33,104)	(33,965)	(28,419)
Write-down of investment	—	(2,930)	(1,000)
Proceeds from insurance	—	3,300	1,025
Other expense, net	(3,061)	(1,299)	(2,152)

Total Other Expense	(35,235)	(33,304)	(29,188)

Income Before Income Taxes	239,004	191,240	172,574

Income Tax Expense	90,296	72,862	67,304

Net Income	$148,708	$118,378	$105,270

Earnings Per Common Share:
Basic	$1.73	$1.35	$1.19

Diluted	$1.68	$1.32	$1.16

Weighted Average Number of Common Shares Outstanding:
Basic	85,950,192	87,578,650	88,466,990
Diluted	88,335,832	89,933,242	90,529,998

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$148,708	$118,378	$105,270
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	—	(2,099)	—
Loss on sale and impairment of fixed assets	472	1,261	300
Impairment of intangibles	—	2,269	—
Write-down of investment	—	2,930	1,000
Write-off of note receivable related to joint venture	798	—	—
Stock compensation expense	11,755	10,714	10,610
Excess tax benefit of stock options exercised	(9,319)	(8,054)	(8,427)
Depreciation	30,109	27,480	24,070
Amortization	4,039	3,657	2,966
Deferred income taxes	26,522	17,265	12,937
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(12,998)	(11,400)	(14,742)
Accounts payable	(7,041)	6,987	(6,003)
Accrued liabilities	19,517	1,566	28,107
Deferred revenues	1,597	537	280
Other assets and liabilities	(3,604)	2,551	3,794

Net cash provided by operating activities	210,555	174,042	160,162

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(84,947)	(114,781)	(164,015)
Proceeds from maturity/(purchase) of short-term investments	(463)	1,301	(1,828)
Proceeds from sale of assets	—	26,616	—
Proceeds from sale of property and equipment	—	—	832
Capital expenditures	(47,520)	(48,397)	(36,414)

Net cash used in investing activities	(132,930)	(135,261)	(201,425)

FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	—	5,953
Repayment of long-term debt	(13,866)	(30,447)	(30,735)
Borrowings on senior credit facility	977,352	506,472	362,452
Repayments of senior credit facility	(1,000,425)	(428,786)	(265,988)
Proceeds from private placement of long-term note	100,000	—	—
Principal payments on capital lease obligations	(527)	(212)	(816)
Payments of deferred financing costs	(236)	(606)	(453)
Purchase/ cancellation of treasury stock	(167,338)	(103,679)	(42,757)
Proceeds from other issuance of common stock	17,839	16,569	16,464
Excess tax benefit of stock options exercised	9,319	8,054	8,427

Net cash (used in)/ provided by financing activities	(77,882)	(32,635)	52,547
Effect of exchange rate changes on cash	(7,756)	(2,530)	(5,617)

Net (decrease)/ increase in cash and cash equivalents	(8,013)	3,616	5,667
Cash and cash equivalents at beginning of year	17,108	13,492	7,825

Cash and cash equivalents at end of year	$9,095	$17,108	$13,492

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$106,074	$112,509	$30,157
Net issuance of common stock for certain acquisitions	—	13,667	750

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2008, 2007 and 2006

In thousands

	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2005	88,300	$884	$258,633	$261,571	$546	$521,634
Issuance of common stock for exercise of options and warrants and employee stock purchases	1,540	16	17,198	—	—	17,214
Purchase/ Cancellation of treasury stock	(1,336)	(14)	(42,743)	—	—	(42,757)
Stock compensation expense	—	—	10,610	—	—	10,610
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	8,427	—	—	8,427
Currency translation adjustment	—	—	—	—	4,350	4,350
Change in fair value of cash flow hedge	—	—	—	—	333	333
Net income	—	—	—	105,270	—	105,270

Comprehensive income						109,953

Balance at December 31, 2006	88,504	$886	$252,125	$366,841	$5,229	$625,081

Issuance of common stock for exercise of options and warrants and employee stock purchases	1,067	10	16,559	—	—	16,569
Issuance of common stock for acquisitions	228	2	13,665	—	—	13,667
Purchase/ Cancellation of treasury stock	(2,388)	(24)	(103,655)	—	—	(103,679)
Stock compensation expense	—	—	10,714	—	—	10,714
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	8,054	—	—	8,054
Currency translation adjustment	—	—	—	—	25,125	25,125
Change in fair value of cash flow hedge	—	—	—	—	166	166
Net income	—	—	—	118,378	—	118,378

Comprehensive income						143,669

Balance at December 31, 2007	87,411	$874	$197,462	$485,219	$30,520	$714,075

Issuance of common stock for exercise of options and warrants and employee stock purchases	1,064	10	19,049	—	—	19,059
Purchase/ Cancellation of treasury stock	(3,222)	(32)	(169,809)	—	—	(169,841)
Stock compensation expense	—	—	11,755	—	—	11,755
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	9,319	—	—	9,319
Currency translation adjustment	—	—	—	—	(59,301)	(59,301)
Change in fair value of cash flow hedge, net of $1.9 million tax	—	—	—	—	(3,294)	(3,294)
Net income	—	—	—	148,708	—	148,708

Comprehensive income						86,113

Balance at December 31, 2008	85,253	$852	$67,776	$633,927	$(32,075)	$670,480

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1—DESCRIPTION OF BUSINESS

We were incorporated in 1989 and presently serve approximately 418,000 customers throughout the United States, Canada, Mexico, Argentina, Chile, the United Kingdom, Ireland and Puerto Rico. Domestically, we have a fully integrated, national network that includes 46 processing centers and 80 additional transfer and collection sites. We use this network to provide a broad range of services to our customers related to regulated waste management services and regulated return management services. Regulated waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also included advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system. Internationally, we have fully integrated networks, which includes 43 processing/collection centers and 17 additional transfer and collection sites. In addition, we have technology licensing agreements with companies located in Japan, South Africa and Brazil.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	5 to 30 years
Machinery and equipment	10 to 20 years
Containers	2 to 20 years
Transportation equipment	3 to 7 years
Office equipment and furniture	3 to 10 years
Software	1 to 7 years

Our containers have a weighted average useful life of 10.0 years.

During the years ended December 31, 2008, 2007 and 2006 we wrote down $0.5 million, $1.3 million and $0.3 million, respectively, related to equipment that had been permanently idled.

Goodwill and Identifiable Intangibles:

Goodwill and identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test according to Statement of Financial Accounting Standards (“SFAS”) No. 142. Other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have useful lives from 20 to 40 years based upon the type of customer, with a weighted average useful life of 38.1 years. We have non-compete intangibles with useful lives from one to ten years, with a weighted average useful life of 7.9 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average useful life of 38.3 years. We have software technology intangibles with useful lives from three to five years, with a weighted average useful life of 4.4 years. We have determined that our permits have indefinite lives and therefore are not amortized.

Valuation of our intangible customer relationships and permits is derived using a discounted income approach. Financial information such as revenues, costs, assets and liabilities related to the intangible asset are input into a standard valuation model to determine a stream of income attributable to that intangible. The income stream is then discounted to the present to arrive at a valuation. We perform annual impairment tests, in accordance with SFAS No. 142, on our indefinite lived intangible assets.

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

Amortizable identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 20-year and 40-year lives based on the specific type of relationship. The valuation of our contractual customer relationships was derived using a discounted income approach valuation model similar to the method used for permit impairment testing mentioned earlier. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows (see Note 10 to the Consolidated Financial Statements).

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. Bad debt expense was $5.0 million, $4.4 million and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, derivatives, accounts receivable and payable and long-term debt. At December 31, 2008, the fair value of the Company’s debt obligations was estimated at $771.5 million, compared to a carrying amount of $792.7 million. This fair value was estimated using market interest rate for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when known and estimable. These losses, when incurred, have been within the range of our expectations.

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

Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, amortization expense and rental payments are based upon foreign exchange rates as of December 31, 2008 (see Notes 7, 10 and 11 to the Consolidated Financial Statements).

Derivative Instruments:

We have one forward contract for the purchase of Sterling (GBP) as hedging instruments for an intercompany loan from the parent company to our subsidiary in the United Kingdom, Stericycle International Ltd, which is described more fully in Note 9 to the Consolidated Financial Statements. The subsidiary borrowed the funds for the purchase of all the common stock of White Rose Environmental, Ltd. The forward contract aligns with the anticipated repayment schedule of the loan and expires in July 2009.

In October 2008, Stericycle entered into three interest rate swap contracts, covering $225 million of our borrowings outstanding under our senior credit facility. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. The fair market of the three hedges is recorded as a liability of $4.8 million, of which $2.1 million is current (see Note 9 to the Consolidated Financial Statements for more information). The fair market value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

Stock-Based Compensation:

On January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method to account for stock compensation costs. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon historical experience. The expected term of the stock options is based upon the historical volatility of our stock price. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates for a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We do not have any environmental liabilities recorded at December 31, 2008 nor are we aware of any issues at our facilities that could initiate the need for environmental remediation.

New Accounting Standards:

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 delayed the adoption date for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets until January 1, 2009. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements. Our adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of our retained earnings (see Note 3 to the Consolidated Financial Statements).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes that we elect for similar types of assets and liabilities. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. We do not have any financial assets or liabilities for which we elected the fair value option under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This new accounting standard will require the company to recognize expenses to the income statement that were previously accounted for as purchase accounting and reflected on the balance sheet. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Amounts capitalized in anticipation of a business combination that was not completed by December 31, 2008 will be expensed in January of 2009. These expenses are approximately $0.6 million. Because of the inherent uncertainty of the number, structure and complexity of the acquisitions that we may complete in the future and the magnitude of the transaction expenses that we may incur in completing these acquisitions, the impact of the adoption of SFAS 141(R) is not reasonably estimable.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for fiscal years beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, this standard has no impact on the financial position, results of operations, or cash flows of the Company.

NOTE 3—FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157 on January 1, 2008, which clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS No. 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of our company. Unobservable inputs are those that reflect the company’s assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2—Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3—Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

At December 31, 2008, we have $9.1 million in cash and cash equivalents and $1.4 million of short-term investments that we carry on our books at fair value using Level 1 inputs.

We have a cash flow hedge with an objective to offset foreign currency exchange risk to the U.S. dollar equivalent cash inflows on the settlement of a GBP denominated intercompany loan. The fair value of the hedge was calculated using Level 2 inputs and was recorded as a current asset of $2.3 million as of December 31, 2008.

We have three cash flow hedges with the objective to offset variable interest rate expense on a portion of our revolver debt with fixed rate expense. The notional amount of our three hedges is $225.0 million. The fair value of the hedge is calculated using Level 2 inputs and is recorded as a liability of $4.8 million, of which $2.1 million is current as of December 31, 2008.

There were no movements of items between fair value hierarchies.

NOTE 4—ACQUISITIONS AND DIVESTITURE

During 2008, we completed 22 acquisitions, of which 12 were domestic regulated waste businesses, two domestic return management businesses and eight were international regulated waste businesses in Canada, Latin America and Europe.

The aggregate net purchase price of all our acquisitions, including adjustments for purchase accounting was approximately $191.0 million, of which $84.9 million was paid in cash and $106.1 million was paid by the issuance of promissory notes. The purchase prices of these acquisitions have been primarily allocated to identifiable intangible assets and goodwill, reflecting the complementary strategic fit that the acquired businesses brought to us.

During 2007, we completed 19 acquisitions, of which ten were domestic regulated waste businesses, one was a domestic assembler and distributor of containers that we use in our mail-back program and eight were international regulated waste businesses in Canada, Latin America and Europe. The two largest acquisitions were in the United States. In addition, we acquired the remaining minority interest of our Medam S.A. de C.V. subsidiary in Mexico and became the sole owner of our Medam B.A. subsidiary in Argentina, previously accounted for as a minority interest using the equity method of accounting. The aggregate net purchase price of all our 2007 acquisitions, including adjustments for purchase accounting, was approximately $241.0 million, of which $114.8 million was paid in cash, $112.5 million was paid by the issuance of promissory notes and $13.7 million was paid by the issuance of shares of our common stock.

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

For financial reporting purposes these acquisitions were accounted for using the purchase method of accounting. The total purchase price for 2008, 2007 and 2006 of $191.0 million, $241.0 million and $194.9 million, respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. In certain cases, the purchase price is or was subject to downward adjustment if revenues from customer contracts acquired failed to reach certain specified levels. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. Some allocations are pending completion of certain intangible asset valuations. Goodwill was recorded in the amounts of $148.9 million, $203.8 million and $119.3 million during the years 2008, 2007 and 2006, respectively. Tax deductible goodwill, pending final purchase accounting, was approximately $107.8 million, $84.4 million, and $26.9 million for the years 2008, 2007, and 2006, respectively. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition.

We intend to continue to seek opportunities to acquire businesses that expand our national networks in the United States and internationally and increase our customer base. We believe that our acquisitions will enable us to improve our operating efficiencies through increased utilization of our service infrastructure.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following items:

In thousands

	2008	2007
Land	$14,322	$12,879
Building and improvements	66,810	59,447
Machinery and equipment	211,153	207,145
Office equipment and furniture	41,811	32,913
Internally developed software	6,015	4,061
Construction in progress	13,610	16,648

Total property, plant & equipment	353,721	333,093
Less: Accumulated depreciation and amortization	(146,577)	(140,054)

Property, plant and equipment, net	$207,144	$193,039

NOTE 6—INCOME TAXES

Significant components of our income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

In thousands

	2008	2007	2006
Current
U.S. federal	$49,635	$39,440	$40,764
U.S. state	8,053	8,042	7,857
Foreign countries	10,094	3,298	5,235

	67,782	50,780	53,856
Deferred
U.S. federal	19,279	14,275	9,131
U.S. state	4,722	2,805	2,534
Foreign countries	(1,487)	5,002	1,783

	22,514	22,082	13,448

Total provision	$90,296	$72,862	$67,304

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	3.5%	3.7%	3.9%
Other	(0.8%)	(0.6%)	0.1%

Effective tax rate	37.7%	38.1%	39.0%

Cash payments for income taxes were $52.4 million, $45.9 million and $30.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Our deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

In thousands

	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$(36,610)	$(20,265)
Goodwill and other intangibles	(116,817)	(104,776)

Total deferred tax liabilities	(153,427)	(125,041)
Deferred tax assets:
Accrued liabilities	$9,158	$9,146
Other	5,053	2,930
Net operating tax loss carry forward	8,750	1,434

Total deferred tax assets	22,961	13,510

Net deferred tax liabilities	$(130,466)	$(111,531)

At December 31, 2008, net operating loss carry forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry forwards related to our acquisitions. The remaining net operating loss carry forwards from acquisitions are approximately $25.4 million that begin to expire in 2009 and 2016. We expect to fully utilize the net operating losses that would otherwise expire in 2009.

Undistributed earnings of foreign subsidiaries are considered permanently invested, and therefore no U.S. deferred taxes are recorded thereon. The cumulative amounts of such earnings are $83.5 million at December 31, 2008, and it was not practicable to estimate the U.S. withholding tax thereon assuming repatriation.

In September 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

We and our subsidiaries file consolidated U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or

non-U.S. income tax examinations by tax authorities for years before 2002. Subsequent tax years remain open and subject to examination by the IRS. In addition, our subsidiaries in foreign countries have tax years open ranging from 2002 through 2007.

The total amount of unrecognized tax positions as of December 31, 2008 is $5.3 million, which includes immaterial amounts of interest and penalties and is reflected as a liability on the balance sheet. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $5.3 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the year ended December 31, 2008:

In thousands

Unrecognized tax positions, January 1, 2007	$4,400
Gross increases- tax positions in prior period	1,228
Gross decreases- tax positions in prior period	(188)
Gross increase- current period tax positions	—
Settlement	(925)
Lapse of statute of limitations	(840)

Unrecognized tax positions, December 31, 2007	$3,675

Gross increases- tax positions in prior period	786
Gross decreases- tax positions in prior period	(99)
Gross increase- current period tax positions	2,461
Settlement	(1,414)
Lapse of statute of limitations	(91)

Unrecognized tax positions, December 31, 2008	$5,318

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following at December 31:

In thousands

	2008	2007
Obligations under capital leases	$1,182	$1,709
Senior credit facility	439,794	465,434
Notes payable and other foreign debt	251,750	168,641
Private placement	100,000	—

	792,726	635,784
Less: Current portion	38,880	22,003

Total	$753,846	$613,781

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2008 are as follows:

In thousands

2009	$38,274
2010	39,502
2011	27,598
2012	478,405
2013	18,635
Thereafter	189,130

$791,544

We paid interest of $29.1 million, $31.8 million and $27.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands

	2008	2007
Buildings	$114	$138
Machinery and equipment	176	456
Office equipment	111	62
Vehicles	2,760	2,227
Less: Accumulated depreciation and amortization	(1,472)	(1,198)

	$1,689	$1,685

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows:

In thousands

2009	$688
2010	449
2011	169
2012	6
2013	—

Total minimum lease payments	1,312
Less: Amounts representing interest	(130)

Present value of net minimum lease payments	1,182
Less: Current portion	(606)

Long-term obligations under capital leases	$576

Senior Credit Facility

Our senior credit facility of $850.0 million maturing in August 2012 requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At

December 31, 2008, we were in compliance with all of our financial debt covenants. At December 31, 2008 the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans (at higher of (i) the federal funds rate plus 0.5% or (ii) the prime rate) and 0.75% on LIBOR loans.

As of December 31, 2008, we had $439.8 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $11.3 million. In addition, we had $212.3 million committed to outstanding letters of credit. The weighted average rate of interest on the unsecured revolving credit facility was 2.70% per annum which includes the amounts under our interest rate hedge. At December 31, 2008 we had $352.9 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2008, seven-year $100 million private placement notes at a fixed rate of 5.64%, other foreign subsidiary bank debt and capital leases.

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

In August 2007, we entered into a new credit agreement. The new credit agreement was in substance an amendment of our existing credit agreement. The amended credit facility (i) reduced the interest rates that we were charged by reducing the applicable margin that was added to the relevant interest rate; (ii) increased our revolving credit facility from $650 million to $850 million, with an additional capacity available up to $200 million upon request; (iii) increased both the letter of credit sublimit and alternative currency sublimit to $300 million from $200 million each; and (iv) the maturity date was extended from July 2011 to August 2012.

As of December 31, 2007, we had $465.4 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $16.0 million. In addition, we had $139.4 million committed to outstanding letters of credit. As of December 31, 2007 the weighted average rate of interest on the unsecured revolving credit facility was 5.53% per annum.

Notes Payable and Foreign Subsidiary Debt

At December 31, 2008 we had promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $351.8 million. Of the $351.8 million, $212.3 million of promissory notes was secured with letters of credit. Of the $351.8 million, $317.4 million had a fixed interest rate and $34.4 million had a floating interest rate. The weighted average interest rate was 5.05% and the weighted average maturity was approximately 6.1 years.

At December 31, 2007 we had promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $168.6 million. Of the $168.6 million, $139.4 million of promissory notes was secured with letters of credit. Of the $168.6 million, $138.6 million had a fixed interest rate and $30.0 million had a floating interest rate. The weighted average interest rate was 5.79% and the weighted average maturity was approximately 5.9 years.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their regulated waste management business and has a one year loan with a current balance of $5.4 million with JPMorgan Chase Bank N.A. that expires in May 2009. Management currently believes no amount will be paid under the guarantee.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities at December 31 consist of the following items:

In thousands

	2008	2007
Accrued compensation	$19,676	$16,898
Accrued insurance	19,524	16,770
Accrued income tax	7,397	11,446
Accrued interest	4,505	3,214
Accrued professional liabilities	1,364	5,489
Accrued acquisition payment	12,000	—
Accrued liabilities- other	29,021	21,754

Total accrued liabilities	$93,487	$75,571

NOTE 9—DERIVATIVE INSTRUMENTS

In July 2004, we entered into four forward contracts, of which three have settled, to hedge a GBP Sterling-based intercompany loan between our US-based subsidiary, Stericycle International L.L.C. and our subsidiary in the United Kingdom, Stericycle International Ltd. The subsidiary borrowed the funds for the purchase of White Rose. The remaining forward contract aligns with the anticipated repayment schedule of the loan and expires in July 2009. Initially, we did not elect hedge accounting on the forward contracts and had recognized the change in value of the hedges through other income (expense). This amount was generally offset by the currency adjustment to the intercompany receivable.

On October 1, 2005, we prospectively designated these existing forward contracts as cash flow hedges and are using hedge accounting. The objective of our cash flow hedges is to offset the foreign exchange risk to the U.S. dollar equivalent cash inflows on the settlement of the GBP denominated intercompany loan. At December 31, 2008, the fair market value of the hedge was recorded as a current asset of $2.3 million. As of December 31, 2008, the total notional amount of hedges outstanding is GBP 8.0 million. At December 31, 2008 the hedges were determined to be 100% effective.

In October 2008, Stericycle entered into three interest rate swap contracts covering $225 million of our borrowings outstanding under our senior credit facility. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. The contracts are as follows:

In thousands

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Expiration Date
$125,000	2.79%	1 Month Libor	October 2009
$75,000	2.79%	1 Month Libor	April 2010
$25,000	2.94%	1 Month Libor	October 2010

We entered into the interest rate swaps in order to manage the risk of interest rate changes to our interest expense. The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged. The fair market of the three hedges is recorded as a liability of $4.8 million, of which $2.1 million is current. At December 31, 2008 the hedges were determined to be 100% effective. Gains or losses on hedges are recognized in other income or expense when realized. The fair market value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

NOTE 10—GOODWILL AND OTHER INTANGIBLE ASSETS

Under SFAS No. 142, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired.

We have two geographical reporting segments, “United States” and “Foreign Countries”, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 was as follows:

In thousands

	United States	Foreign Countries	Total
Balance as of December 31, 2006	$647,524	$166,449	$813,973
Goodwill acquired during year	195,454	8,362	203,816
Changes due to currency fluctuation	—	15,544	15,544

Balance as of December 31, 2007	842,978	190,355	1,033,333
Goodwill acquired during year	129,497	19,405	148,902
Changes due to currency fluctuation	—	(46,457)	(46,457)

Balance as of December 31, 2008	$972,475	$163,303	$1,135,778

During the quarter ended June 30, 2008 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns Management and Foreign Countries, and determined that none of our recorded goodwill was impaired.

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

At December 31, 2008 and 2007, we had $48.1 million and $52.8 million, respectively, of indefinite lived intangibles that consist of environmental permits. In 2008 and 2007 we performed our annual permit impairment evaluation and determined that, other than noted above, there was no impairment.

According to SFAS No. 142, other intangible assets will continue to be amortized over their useful lives. In 2008, we assigned $35.6 million to customer relationships with amortization periods of 20 to 40 years, $3.4 million to facility environmental permits with indefinite lives and we $0.3 million to non-compete agreements with amortization periods of one to ten years.

In 2007, we assigned $15.9 million to customer relationships with amortization periods of 20 to 40 years, $16.7 million to facility environmental permits with indefinite lives, $2.5 million to non-compete agreements with amortization periods of one to ten years, and $0.1 million to proprietary technology with an amortization periods of three to five years.

As of December 31, the value of the amortizing intangible assets were as follows:

In thousands

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amounts
	2008	2007	2008	2007	2008	2007
Non-compete	$3,292	$4,423	$1,082	$1,825	$2,210	$2,598
Customer relationships	129,069	103,249	9,849	7,349	119,220	95,900
Tradenames	1,200	1,200	188	156	1,012	1,044
License agreements	2,655	2,779	2,655	2,687	—	92
Other	441	441	342	213	99	228

Total	$136,657	$112,092	$14,116	$12,230	$122,541	$99,862

During the years ended December 31, 2008, 2007 and 2006 the aggregate amortization expense was $4.0 million, $3.7 million and $3.0 million, respectively.

The estimated amortization expense for each of the next five years is as follows for the years ended December 31:

In thousands

2009	$3,999
2010	3,976
2011	3,859
2012	3,828
2013	3,774

NOTE 11—LEASE COMMITMENTS

We lease various plant equipment, office furniture and equipment, motor vehicles and office and warehouse space under operating lease agreements, which expire at various dates over the next 16 years. The leases for most of the properties contain renewal provisions.

Rent expense for 2008, 2007 and 2006 was $41.2 million, $32.4 million and $28.7 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2008 for each of the next five years and in the aggregate are as follows:

In thousands

2009	$37,067
2010	31,022
2011	23,644
2012	16,280
2013	8,644
Thereafter	20,430

$137,087

NOTE 12—NET INCOME PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data

	Years Ended December 31,
	2008	2007	2006
Numerator:
Numerator for basic earnings per share net income	$148,708	$118,378	$105,270

Denominator:
Denominator for basic earnings per share-weighted average shares	85,950,192	87,578,650	88,466,990
Effect of diluted securities:
Employee stock options	2,385,640	2,348,589	2,062,444
Warrants	—	6,003	564

Dilutive potential shares	2,385,640	2,354,592	2,063,008

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	88,335,832	89,933,242	90,529,998

Earnings per share – Basic	$1.73	$1.35	$1.19

Earnings per share – Diluted	$1.68	$1.32	$1.16

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 13 to the Consolidated Financial Statements.

In 2008, 2007 and 2006, options and warrants to purchase 993,352 shares, 279,081 shares and 1,565,864 shares, respectively, at exercise prices of $47.32-$60.53, $38.57-$59.70 and $17.53-$36.26, respectively, were not included in the computation of diluted earnings per share (“EPS”) because the effect would be antidilutive.

At December 31, 2008 we had no warrants outstanding.

NOTE 13—STOCK BASED COMPENSATION

Stock Plans:

We have adopted six stock option plans:

(i)	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(ii)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iii)	the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

(iv)	the 1997 Stock Option Plan, which expired in January 2007;

(v)	the Directors Stock Option Plan, which expired in May 2006;

(vi)	the 1995 Incentive Compensation Plan, which expired in July 2005.

The 2008 Plan authorized awards of stock options and stock appreciation rights for a total of 3,500,000 shares; the 2005 Plan authorizes awards of stock options and stock appreciation rights for a total of 4,800,000 shares; as amended, the 2000 Plan authorizes stock option grants for a total of 7,000,000 shares; the 1997 and 1995 Plans each authorized stock option grants for a total of 6,000,000 shares; and as amended, the Directors Plan authorized stock option grants for a total of 2,340,000 shares.

Both the 2008 Plan and 2005 Plan provide for the grant of nonstatutory stock options (“NSOs”) and incentive stock options intended to qualify under section 422 of the Internal Revenue Code (“ISOs”) as well as stock appreciation rights. In addition, the 2008 Plan provides for the grant of Restricted Stock Awards and RSU Awards; the 2000 Plan provides for the grant of NSOs; the 1997 and 1995 Plans each provided for the grant of NSOs and ISOs; and the Directors Plan provided for the grant of NSOs.

The 2008 and 2005 Plans authorize awards to our officers, employees and consultants and, following the expiration of the Directors Plan in May 2006, to our directors; the 2000 Plan authorizes stock option grants to our employees and consultants, but not to our officers and directors; the 1997 and 1995 Plans each authorized stock option grants to our officers, directors, employees and consultants; and the Directors Plan authorized stock option grants to our outside directors.

As of December 31, 2008, we reserved the following shares for issuance, consisting of both shares available for option grants under the 2008 Plan, 2005 Plan, 2000 Plan, 1997 Plan and shares granted as options under all five of our plans, but not yet exercised:

1995 Plan options	354,786
1996 Directors Plan options	258,767
1997 Plan options	1,218,146
2000 Plan options	2,084,528
2005 Plan options	3,381,172
2008 Plan options	3,500,000
Warrants	—

Total shares reserved	10,797,399

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 600,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. We recognize compensation expense for the ESPP, which is reflected in the statement of income. Every employee who has completed six months employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2008, 2007 and 2006, 48,836 shares, 43,777 shares and 40,996, respectively, were issued through the ESPP.

Stock Based Compensation Expense:

We recognized stock compensation expense in accordance with SFAS No. 123R which we adopted January 1, 2006. Since the adoption of SFAS No. 123R, there have been no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS No. 123R. During the years ended December 31, 2008 and 2007, we recognized compensation expense of $11.2 million and $10.3 million, respectively, for stock options, and $0.6 million and $0.4 million, respectively, for the ESPP, which is reflected in the statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2008 and 2007.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the consolidated statements of income:

In thousands

	Years Ended December 31,
	2008	2007	2006
Cost of revenues—stock option plan	$403	$477	$784
Selling, general and administrative—stock option plan	10,768	9,818	9,521
Selling, general and administrative—ESPP	584	419	305

Total	$11,755	$10,714	$10,610

As of December 31, 2008, there were $20.1 million of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.56 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands

	Years Ended December 31,
	2008	2007
Tax benefit recognized in income statement	$4,341	$4,207
Excess tax benefit realized	9,319	8,054

Stock Options:

Options granted to officers and employees generally vest over five years. During 2008, 2007 and 2006, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008		2007		2006
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	7,258,795	$25.44	7,037,310	$20.96	7,185,698	$16.62
Granted	1,202,964	53.85	1,472,403	40.24	1,744,536	30.46
Exercised	(987,284)	17.38	(1,013,290)	14.86	(1,513,216)	10.48
Forfeited	(175,734)	34.39	(232,533)	29.78	(370,100)	24.57
Cancelled or expired	(1,342)	5.89	(5,095)	26.68	(9,608)	9.24

Outstanding at end of year	7,297,399	$30.97	7,258,795	$25.44	7,037,310	$20.96

Exercisable at end of year	3,815,882	$23.36	3,526,237	$18.62	3,348,190	$15.39
Available for future grant	5,136,621		2,655,845		3,899,020

The total intrinsic value of options exercised for the years ended December 31, 2008 and 2007 was $39.4 million and $34.6 million, respectively. The total intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2008; this amount changes based on the fair market value of our stock.

Outstanding options at December 31, 2008 and 2007 had a weighted average remaining contractual life of 6.6 years and 6.8 years, respectively, with an aggregate intrinsic value of $156.3 million and $246.5 million, respectively. Exercisable options at December 31, 2008 and 2007 had a weighted average remaining contractual life of 5.3 years and 5.4 years, respectively, with an aggregate intrinsic value of $109.7 million and $143.8 million, respectively.

Options outstanding and exercisable as of December 31, 2008 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.188-$17.235	753,564	2.72	$11.44	753,564	$11.44
$17.525-$20.500	600,755	4.06	17.85	600,755	17.85
$20.900-$22.110	734,015	5.13	22.09	674,715	22.10
$22.485-$22.700	77,554	5.82	22.66	62,006	22.66
$22.775-$22.900	903,136	6.12	22.90	489,686	22.90
$22.925-$24.230	175,474	5.60	23.63	172,154	23.64
$24.300-$29.540	1,001,055	7.04	29.35	382,203	29.24
$29.590-$35.590	530,545	7.33	31.98	242,188	31.95
$35.780-$38.565	1,034,184	8.08	38.51	196,925	38.47
$38.905-$60.530	1,487,117	9.04	52.24	241,686	48.49

	7,297,399	6.57	$30.97	3,815,882	$23.36

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

	Years Ended December 31,
	2008	2007	2006
Stock options granted	1,202,964	1,472,403	1,744,536
Weighted average grant date fair value	$13.53	$11.43	$8.91
Expected term (in years)	5.5	5.0	4.5
Expected volatility	26.29%	27.07%	28.87%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	2.76%	4.52%	4.83%

NOTE 14—PREFERRED STOCK AND WARRANTS

Preferred Stock:

At December 31, 2008 and 2007 we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

Warrants:

At December 31, 2008 we had no warrants outstanding.

NOTE 15—EMPLOYEE BENEFIT PLAN

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,500 per annum. Our contributions for the years ended December 31 2008, 2007 and 2006 were approximately $1.7 million, $1.6 million and $1.5 million, respectively.

The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2008, 2007 and 2006, total contributions made by the Company for these plans were approximately $0.7 million, $0.5 million and $0.5 million, respectively.

The Company has no additional postretirement or postemployment benefit plans.

NOTE 16—JOINT VENTURES

In 2007 we became the 100% owner of the former joint venture, Medam, B.A. Srl, an Argentine corporation. As part of a legal restructuring of the business operations of Medam, B.A. we recognized a $2.9 million charge related to the impairment of that investment and write-off of an intercompany loan. In 2006 we recorded $0.5 million of equity losses related to the above joint venture, which were recorded in the other income (expense).

NOTE 17—LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

In April 2008, Stericycle and Daniels Corporation (UK) Limited (“Daniels UK”), a subsidiary of Daniels Sharpsmart Pty Limited (“Daniels”), and certain affiliated companies entered into a settlement of arbitration proceedings in the United Kingdom prior to any award by the arbitrator. At the same time, we entered into settlements with other subsidiaries of Daniels resolving various disputes, and we finalized the payment of the legal fees that SteriCorp Limited had been awarded under a November 2007 arbitrator’s award. In connection with these net settlements, we recognized a total pre-tax expense of $5.6 million, or an after-tax expense of $3.5 million for the year-ended December 31, 2008.

In November 2007, the arbitrator issued a final award in arbitration proceedings in Australia with SteriCorp Limited. The arbitrator awarded Stericycle $8.2 million USD on our claim against SteriCorp for payments due under certain convertible notes and awarded SteriCorp $14.5 million USD on its claim that we failed to supply SteriCorp with equipment conforming to specifications under an equipment supply agreement. The final award also requires us to pay two-thirds of SteriCorp’s arbitration costs. An estimate of those amounts was made and accrued for in our consolidated financial statements for the year-ended December 31, 2007. The net effect of the various components of the final arbitration award was a charge of $13.9 million to our income statement identified as “Arbitration award and related costs.”

NOTE 18 —PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are Foreign Regulated Waste Management Services (“Foreign Countries”), Domestic Regulated Waste Management Services

(“United States”) and Domestic Returns Management Services. We have aggregated Domestic Regulated Waste Management Services and Domestic Returns Management Services into one reportable segment, United States, based on our consideration of the following aggregation criteria:

•	they have similar economic characteristics;

•	the same services are provided;

•	the same types of customers are serviced;

•	the same types of waste collection, transportation and treatment methods are utilized;

•	their regulatory environments are similar, but vary based upon country specific regulations; and

•	they employ the same sales and marketing techniques and activities.

Our two operating segments are United States and Foreign Countries.

Our foreign operations have material revenues and long lived assets in the United Kingdom and Ireland, (referred to as “Europe” in the following table). Summary information for our reportable segments is as follows:

In thousands

	2008	2007	2006
Revenues:
United States	$830,813	$721,408	$616,436
Europe	156,309	149,467	128,743
Other foreign countries	96,557	61,892	44,458

Total foreign countries	252,866	211,359	173,201

Total	$1,083,679	$932,767	$789,637

Income before income taxes:
United States	$205,183	$167,603	$150,820
Foreign countries	33,821	23,637	21,754

Total	$239,004	$191,240	$172,574

Total assets:
United States	$1,377,486	$1,304,248	$1,016,146
Foreign countries	381,812	303,911	311,760

Total	$1,759,298	$1,608,159	$1,327,906

Long-lived assets:
United States	$1,236,160	$1,165,419	$895,299
Europe	200,535	132,445	168,007
Other foreign countries	98,173	100,019	45,998
Total foreign countries	298,708	232,464	214,005

Total	$1,534,868	$1,397,883	$1,109,304

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands

	2008	2007	2006
Regulated waste management services	$756,893	$637,731	$557,927
Regulated returns management services	73,920	83,677	58,509

Total revenues	830,813	721,408	616,436

Net interest expense	26,097	27,347	23,406
Write-down of investment	—	—	1,000
Proceeds from insurance	—	(3,300)	(1,025)
Income before income taxes	205,183	167,603	150,820
Income taxes	81,689	64,562	63,524

Net income	$123,494	$103,041	$87,296

Depreciation and amortization	$24,296	$22,204	$19,893
Capital expenditures	34,353	37,222	25,556

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands

	2008	2007	2006
Regulated waste management services	$252,866	$211,359	$173,201
Net interest expense	6,077	5,028	3,655
Write-down of investment	—	2,930	—
Income before income taxes	33,821	23,637	21,754
Income taxes	8,607	8,300	3,780

Net income	$25,214	$15,337	$17,974

Depreciation and amortization	$9,852	$8,933	$7,143
Capital expenditures	13,167	11,175	10,858

NOTE 19—ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for 2008, 2007 and 2006:

In thousands

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income
Beginning balance January 1, 2006	$647	$(101)	$546
Fiscal 2006 change	4,350	333	4,683

Ending balance December 31, 2006	$4,997	$232	$5,229
Fiscal 2007 change	25,125	166	25,291

Ending balance December 31, 2007	$30,122	$398	$30,520
Fiscal 2008 change	(59,301)	(3,294)	(62,595)

Ending balance December 31, 2008	$(29,179)	$(2,896)	$(32,075)

The tax impact of the unrealized loss on cash flow hedges in accumulated other comprehensive income at December 31, 2008 was $1.9 million. The tax impact at December 31, 2006 and 2007 was immaterial. Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2008 and 2007:

In thousands, except per share data

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008	Year 2008
Revenues	$254,784	$277,786	$277,098	$274,011	$1,083,679
Gross profit	113,590	123,154	123,029	125,256	485,029
Impairment of fixed assets	—	—	—	(472)	(472)
Arbitration award and related costs	(5,352)	(147)	(96)	—	(5,595)
Net Income	31,664	38,685	39,227	39,132	148,708
* Basic earnings per common share	$0.36	$0.45	$0.46	$0.46	$1.73
* Diluted earnings per common share	$0.35	$0.44	$0.45	$0.45	$1.68

In thousands, except per share data

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007	Year 2007
Revenues	$211,049	$232,845	$237,323	$251,550	$932,767
Gross profit	94,236	104,517	106,814	112,354	417,921
Gain on sale of assets	823	1,075	—	201	2,099
Impairment of intangible assets	—	(228)	—	(2,041)	(2,269)
Impairment of fixed assets	(650)	(611)	—	—	(1,261)
Arbitration award and related costs	—	—	—	(13,904)	(13,904)
Write-down of investment	—	—	—	(2,930)	(2,930)
Insurance proceeds	500	—	—	2,800	3,300
Net Income	29,387	31,998	32,895	24,098	118,378
* Basic earnings per common share	$0.33	$0.37	$0.38	$0.27	$1.35
* Diluted earnings per common share	$0.32	$0.36	$0.37	$0.27	$1.32

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

In thousands

	Balance 12/31/05	Charges to Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/06
Allowance for doubtful accounts	$4,810	$4,194	$48	$(3,641)	$5,411

	Balance 12/31/06	Charges to Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/07
Allowance for doubtful accounts	$5,411	$4,392	$293	$(3,939)	$6,157

	Balance 12/31/07	Charges to Expenses	Other Charges (1)	Write-offs/ Payments	Balance 12/31/08
Allowance for doubtful accounts	$6,157	$5,006	$30	$(4,577)	$6,616

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

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

(c) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2008.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies generally to all of our employees and, in addition, we have a adopted a finance department code of ethics that applies specifically to our Chairman, President and Chief Executive Officer, Chief Financial Officer, Vice President-Finance and the members of our finance department. Both codes are available on our website, www.stericycle.com, under “About Us/Corporate Overview,” Any amendment to or waiver of the finance department code of ethics will be posted on our website within five business days after the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009 to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

The information required by this Item regarding our policies and procedures for the review, approval or ratification transactions with related persons is incorporated by reference to the information contained under the caption “Policy and Related Party Transactions” in Item 1 of our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009, to be field pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection with the audit of our annual financial statements and the audit of our internal controls over financial reporting, and review of our interim financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended December 31, 2008 and 2007 were approximately $1.0 million and $1.2 million, respectively.

Audit Related Fees:

In the years ended December 31, 2008 and 2007 Ernst & Young LLP did not bill us for any audit related fees. Ernst & Young LLP did not perform any other assurance or related services during either of these two fiscal years.

Tax Fees:

Ernst & Young LLP provided project based tax services to us during 2008 at cost of $350,000. The firm did not provide any in fiscal year 2007.

All Other Fees:

In 2008, we subscribed to the Ernst & Young online research tool at cost of $1,790.

Ernst & Young LLP did not provide any other services to us during the fiscal years ended December 31, 2008 and 2007.

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

We have filed the following exhibits with this report:

Exhibit Index	Description	Filed with Electronic Submission
3.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our 1996 Form S-1)
3.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4*	Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 as declared effective on October 10, 2007 (Registration No. 333-144613)
3.5	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 22, 2008)
3.6	Amended to bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed August 20, 2008)
4.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our 1996 Form S-1)
10.1*	Credit Agreement dated as of August 24, 2007 entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, other lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., Fortis Capital Corp. and The Royal Bank of Scotland plc, as co-documentation agents, with Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers (incorporated by reference to our current report on Form 8-K filed August 28, 2007)
10.2	Note Purchase Agreement dated as of April 15, 2008 entered into by Stericycle, Inc., as issuer and seller, and The Northwestern Mutual Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, Knights of Columbus, Principal Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc. and Modern Woodmen of America, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 18, 2008)
10.3*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))
10.4*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.5*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.6*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.7*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our 1999 Form S-3)
10.8*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)

Exhibit Index	Description	Filed with Electronic Submission
10.9*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.10*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.11*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.12*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.13*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.14*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353)
10.15†	First amendment to 2005 Plan	x
10.16*†	Form of stock option agreement for option grant under 1997 Plan, 2000 Plan and 2005 Plan (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for 2005)
10.17*†	2008 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.18†	Bonus conversion program (2009 plan year)	x
10.19*†	Form of stock option agreement for option grant under bonus conversion program (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2007)
10.20*†	Employee Stock Purchase Plan (“ESPP”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66544)
10.21*†	First amendment to ESPP (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2002)
10.22*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.23*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

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

Dated: February 27, 2009

Name	Title	Date

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	February 27, 2009

/s/ MARK C. MILLER Mark C. Miller	Chairman, President and Chief Executive Officer	February 27, 2009

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	February 27, 2009

/s/ WILLIAM K. HALL William K. Hall	Director	February 27, 2009

/s/ JONATHAN T. LORD, M.D Jonathan T. Lord, M.D.	Director	February 27, 2009

/s/ JOHN PATIENCE John Patience	Director	February 27, 2009

/s/ THOMAS R. REUSCHÉ Thomas R. Reusché	Director	February 27, 2009

/s/ THOMAS D. BROWN Thomas Brown	Director	February 27, 2009

/s/ RONALD G. SPAETH Ronald Spaeth	Director	February 27, 2009