Form 10-Q
period 2009-03-31
STERICYCLE INC
filed 2009-05-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

As of May 4, 2009 there were 84,881,189 shares of the registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Condensed Consolidated Statements of Income
for the three months ended March 31, 2009 and 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2009 and 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Qualitative and Quantitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II. Other Information

Item 1. Legal Proceedings	18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 6. Exhibits	19

Signature	19

Certifications	20

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,096	$9,095
Short-term investments	3,036	1,408
Accounts receivable, less allowance for doubtful accounts of $6,757 in 2009 and $6,616 in 2008	158,696	168,598
Deferred income taxes	11,436	16,821
Prepaid expenses and other current assets	28,981	28,508
Total Current Assets	211,245	224,430
Property, Plant and Equipment, net	207,985	207,144
Other Assets:
Goodwill	1,136,874	1,135,778
Intangible assets, less accumulated amortization of $14,047 in 2009 and $14,116 in 2008	171,172	170,624
Other	21,937	21,322
Total Other Assets	1,329,983	1,327,724
Total Assets	$1,749,213	$1,759,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$39,594	$38,880
Accounts payable	29,475	33,612
Accrued liabilities	90,967	93,487
Deferred revenue	14,719	13,663
Total Current Liabilities	174,755	179,642
Long-term debt, net of current portion	723,999	753,846
Deferred income taxes	152,494	147,287
Other liabilities	9,391	8,043
Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,858,528 issued and outstanding in 2009, 85,252,879 issued and outstanding in 2008)	849	852
Additional paid-in capital	50,188	67,776
Accumulated other comprehensive loss	(37,045)	(32,075)
Retained earnings	674,582	633,927
Total Shareholders' Equity	688,574	670,480
Total Liabilities and Shareholders' Equity	$1,749,213	$1,759,298

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands
	Three Months Ended March 31,
	2009	2008
Revenues	$277,090	$254,784

Costs and Expenses:
Cost of revenues	142,594	135,121
Selling, general and administrative expenses	50,731	45,765
Depreciation and amortization	8,844	8,345
Arbitration settlement and related expenses	--	5,352
Acquisition related transaction expenses	610	--
Acquisition integration expenses	111	713
Total Costs and Expenses	202,890	195,296
Income from Operations	74,200	59,488

Other Income (Expense):
Interest income	174	402
Interest expense	(8,099)	(8,128)
Other expense, net	(809)	(443)
Total Other Expense	(8,734)	(8,169)

Income Before Income Taxes	65,466	51,319

Income Tax Expense	24,811	19,655

Net Income	$40,655	$31,664

Earnings Per Common Share:
Basic	$0.48	$0.36
Diluted	$0.47	$0.35

Weighted Average Number of Common Shares Outstanding:
Basic	84,908,733	86,845,150
Diluted	86,841,903	89,393,242

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$40,655	$31,664
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	22	--
Write-off of note receivable related to joint venture	--	798
Stock compensation expense	3,461	3,064
Excess tax (expense)/ benefit from exercise of stock options	(264)	23
Depreciation	7,834	7,293
Amortization	1,010	1,052
Deferred income taxes	7,858	8,916
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	7,882	(2,347)
Accounts payable	(3,715)	(14,309)
Accrued liabilities	13,527	22,793
Deferred revenue	1,096	4,104
Other assets	(3,090)	551
Net cash provided by operating activities	76,276	63,602

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(16,296)	(7,776)
(Purchase of)/ proceeds from maturity of short-term investments	(1,664)	1,078
Proceeds from sale of property and equipment	244	--
Capital expenditures	(8,389)	(11,299)
Net cash used in by investing activities	(26,105)	(17,997)

FINANCING ACTIVITIES:
Repayment of long-term debt	(2,908)	(340)
(Repayments)/ borrowing on senior credit facility	(25,112)	29,326
Repurchase and cancellation of common stock	(27,482)	(79,384)
Proceeds from issuance of common stock	3,229	2,397
Excess tax expense/ (benefit) from exercise of stock options	264	(23)
Net cash used in by financing activities	(52,009)	(48,024)
Effect of exchange rate changes on cash	1,839	(3,484)
Net increase/ (decrease) in cash and cash equivalents	1	(5,903)
Cash and cash equivalents at beginning of period	9,095	17,108
Cash and cash equivalents at end of period	$9,096	$11,205

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$1,900	$7,044

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2008, as filed with our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009.

NOTE 2 – ACQUISITIONS

During the quarter ended March 31, 2009, we acquired selected assets of three domestic medical waste businesses and completed the funding on a 2008 acquisition.

.

The aggregate purchase price of our acquisitions during the quarter ended March 31, 2009 was approximately $18.2 million, of which approximately $12.9 million in cash payments related to transactions that closed in 2008 and were disbursed in early January 2009, and three acquisitions closed at the end of the quarter ended March 31, 2009 for $5.3 million, of which $3.4 million was paid in cash and $1.9 million was paid by the issuance of promissory notes.  For financial reporting purposes, our 2009 acquisitions were accounted for using the acquisition method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

NOTE 3 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2002.  The Internal Revenue Service (“IRS”) concluded an examination of the Company's U.S. income tax return for 2004; subsequent tax years remain open and subject to examination by the IRS. Our subsidiaries in foreign countries have tax years open ranging from 2002 through 2008.

The total amount of unrecognized tax benefits as of March 31, 2009 and 2008 was $8.2 million and $3.7 million, respectively, which included immaterial amounts of interest and penalties reflected as a liability on the balance sheet. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $8.2 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the quarter ended March 31, 2009:

In thousands
Unrecognized tax positions, January 1, 2009	$5,318
Gross increases- tax positions in prior period	1,830
Gross increases- tax positions in current period	1,042
Unrecognized tax positions, March 31, 2009	$8,190

NOTE 4 – STOCK BASED COMPENSATION

At March 31, 2009 we had stock options outstanding under the following plans:

(i)

The 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(ii)

the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iii)

the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

(iv)

the 1997 Stock Option Plan, which expired in January 2008;

(v)

the Directors Stock Option Plan, which expired in May 2006;

(vi)

the 1995 Incentive Compensation Plan, which expired in July 2005;

(vii)

our Employee Stock Purchase Plan, which our stockholders approved in May 2001.

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended March 31,
	2009	2008
Stock options	$3,294	$2,929

Employee stock purchase program	167	135
Total pre-tax expense	$3,461	$3,064

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2009	2008
Tax benefit recognized in income statement	$1,302	$1,211
Excess tax benefit realized	264	(23)

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended March 31,
	2009	2008
Expected term (in years)	5.5	5.5
Expected volatility	28.22%	26.45%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.10%	2.58%

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2009 and 2008 was $11.70 and $13.00, respectively.

Stock option activity for the three months ended March 31, 2009, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	7,297,399	$30.97
Granted	1,174,855	46.94
Exercised	(164,159)	22.38
Cancelled or expired	(65,238)	41.31
Outstanding at March 31, 2009	8,242,857	$33.34	6.80	$126,219,098
Exercisable at March 31, 2009	4,586,598	$25.89	5.51	$101,769,751
Vested and expected to vest in the future at March 31, 2009	7,921,454	$31.88	6.55	$121,581,936

The total intrinsic value of options exercised for the three months ended March 31, 2009 and 2008 was $4.2 million and $6.4 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at March 31, 2009 (for outstanding options), less the applicable exercise price.

As of March 31, 2009, there was $29.0 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.09 years.

NOTE 5 – COMMON STOCK

During the quarters ended March 31, 2009 and 2008, we repurchased on the open market, and subsequently cancelled, 536,346 and 1,482,185 shares of common stock, respectively.  The weighted average repurchase price was $47.59 and $53.56 per share, respectively.

During the quarter ended March 31, 2009, we settled in cash $2.5 million of share repurchases that were executed in December 2008.  In addition, there was $0.5 million of current quarter share repurchases that were not settled as of March 31, 2009.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2009	2008
Numerator:
Numerator for basic earnings per share
Net income	$40,655	$31,664
Denominator:
Denominator for basic earnings per share-weighted average shares	84,908,733	86,845,150
Effect of diluted securities:
Employee stock options	1,933,170	2,546,946
Warrants	--	1,146
Dilutive potential shares	1,933,170	2,548,092
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,841,903	89,393,242

Earnings per share – Basic	$0.48	$0.36

Earnings per share – Diluted	$0.47	$0.35

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three months ended March 31, 2009 and 2008:

In thousands
	Three Months Ended March 31,
	2009	2008
Net income	$40,655	$31,664

Other comprehensive income:
Currency translation adjustments	(5,343)	(2,109)
Change in fair value of derivative instruments	373	239
Other comprehensive income	(4,970)	(1,870)

Total comprehensive income	$35,685	$29,794

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $5.1 million with JPMorganChase Bank N.A. that expires in May 2009.  The loan with JPMorganChase and our associated guarantee is in the process of being extended beyond May 2010.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, net of amortization, for the three months ended March 31, 2009 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2009	$972,475	$163,303	$1,135,778
Changes due to currency fluctuation	--	(3,412)	(3,412)
Changes in goodwill on 2008 acquisitions	(670)	1,019	349
Goodwill on 2009 acquisitions	4,159	--	4,159
Balance as of March 31, 2009	$975,964	$160,910	$1,136,874

NOTE 10 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons.  We are also involved in a variety of civil litigation from time to time.

NOTE 11 – NEW ACCOUNTING STANDARDS

Effective January 1, 2009 we adopted Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings.  This new accounting standard requires the company to recognize expenses to the income statement that were previously accounted for as acquisition accounting and reflected on the balance sheet.  Net income for the first quarter of 2009 included the effect of $0.4 million of charges related to the adoption of SFAS No. 141(R).  Because of the inherent uncertainty of the number, structure and complexity of the acquisitions that we may complete in the future and the magnitude of the transaction expenses that we may incur in completing these acquisitions, the future impact of the adoption of SFAS No. 141(R) is not reasonably estimable.

Effective January 1, 2009 we adopted SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 requires that minority interests be identified and presented on the consolidated statements of income in the equity section, but separate from the parent’s equity;  that changes in the parent’s ownership interest be accounted for consistently and similarly as equity transactions; in a deconsolidation situation, any remaining noncontrolling equity investment and gain or loss on the deconsolidation is to be measured at fair value; that entities provide sufficient disclosures that clearly distinguish between the ownership interests of the parent and the interests of the noncontrolling owner.  For the quarter ended March 31, 2009, the adoption of SFAS No. 160 did not result in a material impact to our financial statements.

Effective January 1, 2009 we adopted SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2009	2008
Regulated medical waste management services	$202,351	$177,838
Regulated returns management services	19,689	16,452
Total revenue	222,040	194,290
Net interest expense	6,560	6,502
Income before income taxes	56,995	48,956
Income taxes	22,202	17,972
Net income	$34,793	$30,984

Depreciation and amortization	$6,696	$5,803

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2009	2008
Regulated medical waste management services	$55,050	$60,494
Net interest expense	1,365	1,224
Income before income taxes	8,471	2,363
Income taxes	2,609	1,683
Net income	$5,862	$680

Depreciation and amortization	$2,148	$2,542

NOTE 13 – FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008, which clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS No. 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of our company. Unobservable inputs are those that reflect the company’s assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

At March 31, 2009, we have $9.1 million in cash and cash equivalents, and $3.0 million of short-term investments that we carry on our books at fair value using Level 1 inputs.

We have a cash flow hedge with an objective to offset foreign currency exchange risk to the U.S. dollar equivalent cash inflows on the settlement of a GBP denominated intercompany loan.  The fair value of the hedge was calculated using Level 2 inputs and was recorded as a current asset of $2.5 million as of March 31, 2009 and as a liability of $2.3 million as of March 31, 2008.

We have three cash flow hedges with the objective to offset variable interest rate expense on a portion of our revolver debt with fixed rate expense.  The notional amount of our three hedges is $225.0 million.  The fair value of the hedge is calculated using Level 2 inputs and is recorded as a liability of $4.1 million.

There were no movements of items between fair value hierarchies.

NOTE 14 – DERIVATIVE INSTRUMENTS

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

On October 1, 2005, we prospectively designated these existing forward contracts as cash flow hedges and are using hedge accounting.  The objective of our cash flow hedges is to offset the foreign exchange risk to the U.S. dollar equivalent cash inflows on the settlement of the GBP denominated intercompany loan.  At March 31, 2009, the fair market value of the hedge was recorded as a current asset of $2.5 million.  As of March 31, 2009, the total notional amount of hedges outstanding is GBP 8.0 million.  At March 31, 2009, the hedges were determined to be 100% effective.

In October 2008, Stericycle entered into three interest rate swap contracts covering $225 million of our borrowings outstanding under our senior credit facility.  The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate.  The contracts are as follows:

In thousands
Notional	Fixed	Variable	Expiration
Amount	Interest Rate	Interest Rate	Date
$ 125,000	2.79%	1 Month Libor	October 2009
$ 75,000	2.79%	1 Month Libor	April 2010
$ 25,000	2.94%	1 Month Libor	October 2010

We entered into the interest rate swaps in order to manage the risk of interest rate changes to our interest expense.  The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged.  The fair market of the three hedges is recorded as a liability of $4.1 million.  At March 31, 2009, the hedges were determined to be 100% effective.  Gains or losses on hedges are reclassified into interest expense when the effect of the hedged item is recognized in earnings.  The fair market value was determined using market data inputs to calculate expected future interest rates.  The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 420,000 customers throughout the United States, United Kingdom, Canada, Mexico, Ireland, Argentina, Chile and Puerto Rico.  We have fully integrated networks including processing centers and transfer and collection sites.  We use these networks to provide a broad range of services to our customers including regulated medical waste management services and regulated return management services.  Regulated medical waste management services include servicing a variety of customers to remove and process waste while regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.

These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

Other than the adoption of SFAS No. 141 (R) Business Combinations, (see Note 11 – New Accounting Standards, for the impact on the financial statements), there were no material changes in the Company’s critical accounting policies since the filing of its 2008 Form 10-K.  As discussed in the 2008 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2009		2008
	$	%	$	%
Revenues	$277,090	100.0	$254,784	100.0
Cost of revenues	149,287	53.9	141,194	55.4
Gross profit	127,803	46.1	113,590	44.6
Selling, general and administrative expenses	52,993	19.1	48,750	19.1
Arbitration settlement and related expenses	--	--	5,352	2.1
Acquisition related transaction expenses	610	0.2	--	--
Income from operations	74,200	26.8	59,488	23.3
Net interest expense	7,925	2.9	7,726	3.0
Income tax expense	24,811	9.0	19,655	7.7
Net income	$40,655	14.7	$31,664	12.4
Earnings per share- diluted	$0.47		$0.35

Revenues:  Our revenues increased $22.3 million, or 8.8%, to $277.1 million in 2009 from $254.8 million in 2008.  Domestic revenues increased $27.8 million or 14.3% to $222.0 million from $194.3 million in 2008 as internal revenue growth for domestic small account customers increased by approximately $10.9 million, or 10%, and internal revenue growth for large quantity customers increased by approximately $4.0 million, or 6%. Internal revenue growth for returns management decreased by $2.0 million, and domestic acquisitions less than one year old contributed approximately $14.9 million to the increase in domestic revenues.

International revenues decreased $5.4 million to $55.1 million, or 9.0%, from $60.5 million in 2008.  Internal growth in the international segment contributed $5.9 million, or 10% to the increase in international revenues, before taking into consideration the effect of exchange rates and acquisitions.  The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $16.1 million while acquisitions less than one year old contributed $4.8 million in international revenues.

Cost of Revenues:  Our cost of revenues increased $8.1 million, or 5.7%, to $149.3 million during 2009 from $141.2 million during 2008.  Our domestic cost of revenues increased $12.5 million, or 12.3%, to $113.8 million from $101.3 million in 2008 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues decreased $4.4 million, or 11.0% to $35.5 million from $39.9 million in 2008 as a result of costs related to proportional decrease in revenues primarily driven by the impact of exchange rates.  Our company wide gross margin percentage increased to 46.1% during 2009 from 44.6% during 2008 due to a decrease in fuel and energy costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, including acquisition related costs, increased $4.2 million, or 8.7%, to $53.0 million, for the quarter ended March 31, 2009 from $48.8 million for the comparable quarter in 2008.  As a percentage of revenue, these costs were flat for the quarter ended March 31, 2009 compared to the same period in 2008.

Income from Operations:  Income from operations increased to $74.2 million for the quarter ended March 31, 2009 from $59.5 million for the comparable quarter in 2008, an increase of 24.7%.  This increase is partially attributed to a business dispute settlement and related costs that were recognized during the quarter ended March 31, 2008 of $5.4 million, which did not repeat during 2009.

Net Interest Expense:  Net interest expense slightly increased to $7.9 million during the quarter ended March 31, 2009 from $7.7 million during the comparable quarter in 2008 due to increased borrowings partially offset by lower interest rates.

Income Tax Expense:  Income tax expense increased to $24.8 million for the quarter ended March 31, 2009 from $19.7 million for the comparable quarter in 2008.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended March 31, 2009 and 2008 were 37.9% and 38.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our senior credit facility of $850.0 million maturing in August 2012 requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At March 31, 2009, we were in compliance with all of our financial debt covenants.  At March 31, 2009 the margin for interest rates on borrowings under our new credit facility was 0.0% on base rate loans (at higher of (i) the federal funds rate plus 0.5% or (ii) the prime rate) and 0.75% on LIBOR loans.

As of March 31, 2009, we had $415 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $5 million.  In addition, we had $208 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 1.30% per annum.  At March 31, 2009 we had $349 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2009, other foreign subsidiary bank debt and capital leases.

On April 15, 2008, we entered into a note purchase agreement (the “note purchase agreement”) with nine institutional purchasers pursuant to which we issued and sold to the purchasers $100,000,000 of our 5.64% senior notes due April 15, 2015 (the “notes”).  The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

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

Working Capital:  At March 31, 2009, our working capital decreased $8.3 million to $36.5 million compared to $44.8 million at December 31, 2008.  Of the decrease in working capital, $9.9 million relates to a decrease in accounts receivable from an increase in collections.  Total accrued liabilities decreased approximately $2.5 million (which is an increase to working capital) with large offsetting movements related to an acquisition payment of $12.0 million that was accrued for in December while accrued income taxes increased by $14.5 million due to the timing of tax payments.

Net Cash Provided or Used:  Net cash provided by operating activities increased $12.7 million, or 19.9%, to $76.3 million during the quarter ended March 31, 2009 compared to $63.6 million for the comparable period in 2008.  The increase in operating cash was primarily due to higher earnings and increased collections on receivables.

Net cash used in investing activities for the quarter ended March 31, 2009 was $26.1 million compared to net cash used of $18.0 million in the comparable period in 2008.  The difference is mainly due to $16.3 million paid for acquisitions and international investments in 2009, compared to $7.8 million for the same period in the prior year partially offset by lower capital expenditures which decreased during the current period by $2.9 million when compared to same period of the prior year.

Net cash used in financing activities was $52.0 million during the quarter ended March 31, 2009 compared to $48.0 million for the comparable period in 2008.

A decrease of $51.9 million for the repurchase and cancellation of common stock over the prior year period was offset by a $57.0 million increase for repayment of long-term debt.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a six month loan with a current balance of $5.1 million with JPMorganChase Bank N.A. that expires in May 2009.  The loan with JPMorganChase and our associated guarantee is in the process of being extended beyond May 2010.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  In 2008, we entered into three interest rate derivative transactions that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows:

In thousands
Notional	Fixed	Variable	Expiration
Amount	Interest Rate	Interest Rate	Date
$ 125,000	2.79%	1 Month Libor	October 2009
$ 75,000	2.79%	1 Month Libor	April 2010
$ 25,000	2.94%	1 Month Libor	October 2010

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

We have exposure to currency exchange rate fluctuations between the U.S. dollar and U.K. pound sterling (“GBP”) related to an eight million GBP intercompany loan to Stericycle International, Ltd., the parent company of White Rose Environmental.  We use cash flow hedge accounting treatment on our forward contracts.  Both the intercompany loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to accumulated other comprehensive income.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2.  CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007 and May 2008, we have been authorized to purchase a cumulative total of 16,224,578 shares of our common stock on the open market.  As of March 31, 2009, we had purchased a cumulative total of 12,204,116 shares.

The following table provides information about our purchases during the three months ended March 31, 2009 of shares of our common stock.

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2009	340,965	$48.11	340,965	4,215,843
February 1- February 28, 2009	143,998	46.59	143,998	4,071,845
March 1- March 31, 2009	51,383	46.89	51,383	4,020,462

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

Dated: May 7, 2009

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)