Form 10-Q
period 2009-06-30
STERICYCLE INC
filed 2009-08-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

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

YES [  ] NO [X]

As of July 31, 2009 there were 85,050,980 shares of the registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Condensed Consolidated Statements of Income
for the three and six months ended June 30, 2009 and 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the six months ended June 30, 2009 and 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. Other Information

Item 1. Legal Proceedings	24

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	25

Signatures	26

Certifications	27

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,682	$9,095
Short-term investments	977	1,408
Accounts receivable, less allowance for doubtful accounts of $7,357 in 2009 and $6,616 in 2008	163,263	168,598
Deferred income taxes	11,121	16,821
Prepaid expenses and other current assets	30,660	28,508
Total Current Assets	208,703	224,430
Property, Plant and Equipment, net	216,971	207,144
Other Assets:
Goodwill	1,188,946	1,135,778
Intangible assets, less accumulated amortization of $15,633 in 2009 and $14,116 in 2008	203,995	170,624
Other	23,067	21,322
Total Other Assets	1,416,008	1,327,724
Total Assets	$1,841,682	$1,759,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$43,917	$38,880
Accounts payable	29,821	33,612
Accrued liabilities	77,788	93,487
Deferred revenues	14,165	13,663
Total Current Liabilities	165,691	179,642
Long-term debt, net of current portion	741,641	753,846
Deferred income taxes	161,698	147,287
Other liabilities	6,033	8,043
Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,033,935 issued and outstanding in 2009, 85,252,879 issued and outstanding in 2008)	850	852
Additional paid-in capital	58,092	67,776
Accumulated other comprehensive loss	(10,807)	(32,075)
Retained earnings	718,484	633,927
Total Shareholders' Equity	766,619	670,480
Total Liabilities and Shareholders' Equity	$1,841,682	$1,759,298

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$289,268	$277,786	$566,358	$532,570

Costs and Expenses:
Cost of revenues	145,618	148,394	288,212	283,515
Selling, general and administrative expenses	53,047	49,711	103,778	95,476
Depreciation and amortization	9,660	8,292	18,504	16,637
Transactional expenses related to acquisitions	1,330	--	1,940	--
Arbitration settlement and related costs	--	147	--	5,499
Acquisition integration expenses	73	316	184	1,029
Total Costs and Expenses	209,728	206,860	412,618	402,156
Income from Operations	79,540	70,926	153,740	130,414

Other Income (Expense):
Interest income	49	157	223	559
Interest expense	(8,200)	(8,139)	(16,299)	(16,267)
Other expense, net	(920)	(518)	(1,729)	(961)
Total Other Expense	(9,071)	(8,500)	(17,805)	(16,669)

Income Before Income Taxes	70,469	62,426	135,935	113,745

Income Tax Expense	26,567	23,741	51,378	43,396

Net Income	$43,902	$38,685	$84,557	$70,349

Earnings Per Common Share:
Basic	$0.52	$0.45	$1.00	$0.81
Diluted	$0.51	$0.44	$0.97	$0.79

Weighted Average Number of Common Shares Outstanding:
Basic	84,919,498	86,093,711	84,914,145	86,469,432
Diluted	86,843,260	88,484,943	86,843,043	88,944,593

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$84,557	$70,349
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	62	--
Write-off of note receivable related to joint venture	--	798
Stock compensation expense	7,092	5,987
Excess tax benefit of stock options exercised	(551)	(4,523)
Depreciation	16,118	14,793
Amortization	2,386	1,844
Deferred income taxes	11,976	11,222
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	12,302	(9,304)
Accounts payable	(7,806)	(9,575)
Accrued liabilities	(1,620)	10,748
Deferred revenues	181	2,982
Other assets	1,505	(686)
Net cash provided by operating activities	126,202	94,635

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(60,519)	(33,399)
Proceeds from maturity of short-term investments	513	129
Proceeds from sale of property and equipment	448	--
Capital expenditures	(17,904)	(22,977)
Net cash used in investing activities	(77,462)	(56,247)

FINANCING ACTIVITIES:
Repayment of long-term debt	(11,383)	(3,760)
Net repayments on senior credit facility	(71,762)	(29,700)
Proceeds from term loan	50,000	--
Proceeds from private placement of long-term note	--	100,000
Payments of deferred financing costs	(888)	(236)
Principal payments on capital lease obligations	(122)	(199)
Purchase/ cancellation of treasury stock	(29,975)	(121,195)
Proceeds from other issuance of common stock	9,163	9,737
Excess tax benefit of stock options exercised	551	4,523
Net cash used in financing activities	(54,416)	(40,830)
Effect of exchange rate changes on cash	(737)	(2,271)
Net decrease in cash and cash equivalents	(6,413)	(4,713)
Cash and cash equivalents at beginning of period	9,095	17,108
Cash and cash equivalents at end of period	$2,682	$12,395

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$20,756	$30,544

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2008, as filed with our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009.

NOTE 2 – ACQUISITIONS

During the quarter ended March 31, 2009, we acquired selected assets of three domestic regulated waste businesses and completed the funding on a 2008 acquisition.

During the quarter ended June 30, 2009, we completed seven acquisitions.  Domestically, we acquired five regulated waste businesses four of which were selected assets and one was a stock purchase.  Internationally, we acquired all of the stock of two regulated waste businesses one located in the United Kingdom and the other located in Romania.

The aggregate purchase price of our acquisitions during the six months ended June 30, 2009 was approximately $81.3 million, of which approximately $14.2 million in cash payments related to transactions that closed in 2008 and were disbursed in 2009.  The purchase price of our 2009 acquisitions was approximately $67.1 million, of which $46.3 million was paid in cash and $20.8 million was paid by the issuance of promissory notes.  For financial reporting purposes, our 2009 acquisitions were accounted for using the acquisition method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

On May 9, 2009, we and our wholly-owned subsidiary, ATMW Acquisition Corp., entered into an agreement and plan of merger with MedServe, Inc. a Delaware corporation, and Avista Capital Partners, L.P., a Delaware limited partnership, as the stockholders’ representative. Pursuant to the merger agreement and upon completion of the merger, our subsidiary will be merged with and into MedServe and MedServe will become a wholly-owned subsidiary of ours.  MedServe is privately held. It is engaged in the collection, transportation, treatment and disposal of medical waste, hazardous waste, universal waste and other regulated wastes, sharps management services, safety and compliance training services, and other related businesses.

The total merger consideration payable by us is $185 million in cash, subject to reduction for MedServe’s indebtedness as of the closing date, MedServe’s expenses in connection with the transaction, and other expenses related to the transaction. In addition, $27.8 million of the merger consideration will be deposited in escrow to cover indemnification obligations of the MedServe stockholders under the merger agreement.

Concurrently with the parties’ execution of the merger agreement, MedServe stockholders holding a majority of its outstanding shares entitled to vote delivered their written consent approving the merger agreement and the merger.

The merger is subject to customary closing conditions and regulatory reviews, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (See Note 10 – Legal Proceedings).

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

The total amount of unrecognized tax benefits as of June 30, 2009 and 2008 was $8.2 million and $3.7 million, respectively, which included immaterial amounts of interest and penalties reflected as a liability on the balance sheet. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $8.2 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the six months ended June 30, 2009:

In thousands
Unrecognized tax positions, January 1, 2009	$5,318
Gross increases- tax positions in prior period	1,830
Gross increases- tax positions in current period	1,042
Unrecognized tax positions, June 30, 2009	$8,190

NOTE 4 – STOCK BASED COMPENSATION

At June 30, 2009, we had stock options outstanding under the following plans:

•

the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•

the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•

the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

•

the 1997 Stock Option Plan, which expired in January 2007;

•

the Directors Stock Option Plan, which expired in May 2006;

•

the 1995 Incentive Compensation Plan, which expired in July 2005;

•

and our Employee Stock Purchase Plan, which our stockholders approved in May 2001.

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	$3,464	$2,789	$6,758	$5,718
Employee Stock Purchase Program	166	134	333	269
Total pre-tax expense	$3,630	$2,923	$7,091	$5,987

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Tax benefit recognized in income statement	$1,452	$1,158	$2,754	$2,369
Excess tax benefit realized	287	4,546	551	4,523

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected term (in years)	5.5	5.5	5.5	5.5
Expected volatility	28.90%	25.41%	28.28%	26.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	2.34%	3.76%	2.12%	2.76%

The weighted average grant date fair value of the stock options granted during the three and six months ended June 30, 2009 and 2008, was $13.87 and $16.33, and $11.89 and $13.51, respectively.

Stock option activity for the six months ended June 30, 2009, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	7,297,399	$30.97
Granted	1,290,631	47.14
Exercised	(352,091)	23.86
Cancelled or expired	(165,677)	41.81
Outstanding at June 30, 2009	8,070,262	$33.64	6.63	$147,128,775
Exercisable at June 30, 2009	4,530,129	$26.53	5.35	$114,240,479
Vested and expected to vest in the future at June 30, 2009	7,257,425	$32.38	6.41	$141,326,380

The total intrinsic value of options exercised for the three and six months ended June 30, 2009 and 2008 was $4.7 million and $14.7 million, and $8.9 million and $21.2 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at June 30, 2009 (for outstanding options), less the applicable exercise price.

As of June 30, 2009, there was $26.7 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.93 years.

NOTE 5 – COMMON STOCK

During the quarters ended March 31, 2009 and 2008, we repurchased on the open market, and subsequently cancelled, 536,346 and 1,482,185 shares of common stock, respectively.  The weighted average repurchase price was $47.59 and $53.56 per share, respectively.

During the quarters ended June 30, 2009 and 2008, we repurchased on the open market, and subsequently cancelled, 40,162 and 984,533 shares of common stock, respectively.  The weighted average repurchase price was $48.51 and $52.49 per share, respectively.

During the quarter ended March 31, 2009, we settled in cash $2.5 million of share repurchases that were executed in December 2008.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic earnings per share
Net income	$43,902	$38,685	$84,557	$70,349
Denominator:
Denominator for basic earnings per share weighted average shares	84,919,498	86,093,711	84,914,145	86,469,432
Effect of diluted securities:
Employee stock options	1,923,762	2,390,096	1,928,898	2,466,859
Warrants	--	1,136	--	8,302
Dilutive potential share	1,923,762	2,391,232	1,928,898	2,475,161
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	86,843,260	88,484,943	86,843,043	88,944,593

Earnings per share – Basic	$0.52	$0.45	$1.00	$0.81

Earnings per share – Diluted	$0.51	$0.44	$0.97	$0.79

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three and six months ended June 30, 2009 and 2008:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$43,902	$38,685	$84,557	$70,349
Other comprehensive income/ (loss):

Currency translation adjustments	25,604	1,718	20,261	(391)
Net gain/ (loss) on derivative instruments, net of tax	634	(128)	1,007	111
Other comprehensive income/ (loss)	26,238	1,590	21,268	(280)

Total comprehensive income	$70,140	$40,275	$105,825	$70,069

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.1 million with JPMorganChase Bank N.A. that expires in May 2010.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, for the six months ended June 30, 2009 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2009	$972,475	$163,303	$1,135,778
Changes due to currency fluctuation	--	15,357	15,357
Changes in goodwill on 2008 acquisitions	(6,108)	1,492	(4,616)
Goodwill on 2009 acquisitions	32,145	10,282	42,427
Balance as of June 30, 2009	$998,512	$190,434	$1,188,946

During the quarter ended June 30, 2009 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns Management, and Foreign Countries, and determined that none of our recorded goodwill was impaired.  During this evaluation we calculated the fair value of the reporting units by multiplying their Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) for the prior twelve months times by a valuation multiple.  The valuation multiple is the average market price of our stock for the prior twelve month period times the outstanding shares at June 30, 2009, divided by the trailing twelve month EBITDA.  This EBITDA multiple is an indication of the fair value of the company, per the marketplace.  The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value by a considerable margin.  The book value was determined by subtracting their total liabilities from their total assets.  We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons.  We are also involved in a variety of civil litigation from time to time.

We received a request from the U.S. Department of Justice (“DOJ”) on June 22, 2009 for additional information in connection with their review pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) of our proposed acquisition of MedServe, Inc.  We are in the process of complying with the DOJ’s request.  The effect of the DOJ’s request for additional information is to extend the waiting period imposed by HSR until 30 days after we have submitted the requested information, unless the 30-day period is extended voluntarily by the parties or is terminated earlier by the DOJ.

NOTE 11 – NEW ACCOUNTING STANDARDS

Effective January 1, 2009 we adopted Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings.  This new accounting standard requires the company to recognize expenses to the income statement that were previously accounted for as acquisition accounting and reflected on the balance sheet.  Net income for the first six months of 2009 included the effect of $0.7 million of charges related to the adoption of SFAS No. 141(R).  Because of the inherent uncertainty of the number, structure and complexity of the acquisitions that we may complete in the future and the magnitude of the transaction expenses that we may incur in completing these acquisitions, the future impact of the adoption of SFAS No. 141(R) is not reasonably estimable.

Effective January 1, 2009 we adopted SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 requires that minority interests be identified and presented on the consolidated statements of income in the equity section, but separate from the parent’s equity;  that changes in the parent’s ownership interest be accounted for consistently and similarly as equity transactions; in a deconsolidation situation, any remaining noncontrolling equity investment and gain or loss on the deconsolidation is to be measured at fair value; that entities provide sufficient disclosures that clearly distinguish between the ownership interests of the parent and the interests of the noncontrolling owner.  For the six months ended June 30, 2009, the adoption of SFAS No. 160 did not result in a material impact to our financial statements.

Effective January 1, 2009 we adopted SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting.  The adoption of SFAS No. 161 did not have a material impact to our financial statements.

In April 2009, FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). The Company adopted FSP FAS 141(R)-1 on January 1, 2009, as required, and it did not have a material impact on our financial statements.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, and requires a publicly traded entity to include disclosures about the fair value of its financial instruments for its interim reporting periods as well as its annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 on June 30, 2009, as required, and it did not have a material impact on our financial statements; however, it did result in enhanced disclosure about the fair value of financial instruments in the Company’s interim financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162 to allow the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. The Company adopted SFAS No. 168 on July 1, 2009, as required, and it did not have a material impact on our financial statements.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Regulated waste management services	$207,276	$184,976	$409,627	$362,814
Regulated returns management services	18,309	25,999	37,998	42,451
Total revenue	225,585	210,975	447,625	405,265
Net interest expense	6,744	6,084	13,304	12,586
Income before income taxes	61,086	50,794	118,081	99,750
Income taxes	23,647	21,288	45,849	39,260
Net income	$37,439	$29,506	$72,232	$60,490

Depreciation and amortization	$7,205	$5,679	$13,901	$11,482

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Regulated waste management Services	$63,683	$66,811	$118,733	$127,305
Net interest expense	1,407	1,898	2,772	3,122
Income before income taxes	9,383	11,632	17,854	13,995
Income taxes	2,920	2,453	5,529	4,136
Net income	$6,463	$9,179	$12,325	$9,859

Depreciation and amortization	$2,455	$2,613	$4,603	$5,155

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

At June 30, 2009, we have $2.7 million in cash and cash equivalents, and $1.0 million of short-term investments that we carry on our books at fair value using Level 1 inputs.  At December 31, 2008, we had $9.1 million in cash and cash equivalents and $1.4 million of short-term investments on our books at fair value using Level 1 inputs.

At June 30, 2009, the fair value of the Company’s debt obligations was estimated at $768.4 million, compared to a carrying amount of $785.6 million.  At December 31, 2008, the fair value of the Company’s debt obligations was estimated at $771.5 million, compared to a carrying amount of $792.7 million.  This fair value was estimated using market interest rates for comparable instruments.  The Company has no current plans to retire a significant amount of its debt prior to maturity.

We have a cash flow hedge with an objective to offset foreign currency exchange risk to the U.S. dollar equivalent cash inflows on the settlement of a GBP denominated intercompany loan.  The fair value of the hedge was calculated using Level 2 inputs and was recorded as a current asset of $0.7 million as of June 30, 2009 and as a current asset of $2.3 million at December 31, 2008.

In October 2008, we entered into three interest rate swap contracts, covering $225 million of our borrowings outstanding under our senior credit facility.  The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate.  The fair value of the hedge is calculated using Level 2 inputs and is recorded as a liability of $3.1 million at June 30, 2009, of which $2.4 million is current. At December 31, 2008 the fair value of the hedge was recorded as a liability of $4.8 million, of which $2.1 million was current.  The fair value was determined using market data inputs to calculate expected future interest rates.  The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

There were no movements of items between fair value hierarchies.

NOTE 14 – DERIVATIVE INSTRUMENTS

In July 2004, we entered into four forward contracts, of which three have settled as of the balance sheet date and the fourth settled in July 2009, to hedge a GBP Sterling-based intercompany loan between our US-based subsidiary, Stericycle International L.L.C. and our subsidiary in the United Kingdom, Stericycle International Ltd.  The subsidiary borrowed the funds for the purchase of White Rose Environmental Ltd.  The remaining forward contract settled in July 2009.  Initially, we did not elect hedge accounting on the forward contracts and had recognized the change in value of the hedges through other income (expense).  This amount was generally offset by the currency adjustment to the intercompany receivable.

On October 1, 2005, we prospectively designated these existing forward contracts as cash flow hedges and are using hedge accounting.  The objective of our cash flow hedges is to offset the foreign exchange risk to the U.S. dollar equivalent cash inflows on the settlement of the GBP denominated intercompany loan.  At June 30, 2009, the fair market value of the hedge was recorded as a current asset of $0.7 million.  As of June 30, 2009, the total notional amount of hedges outstanding is GBP 8.0 million.  At June 30, 2009, the hedges were determined to be 100% effective.

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

We entered into the interest rate swaps in order to manage the risk of interest rate changes to our interest expense.  The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged.  The fair market of the three hedges is recorded as a liability of $3.1 million at June 30, 2009, of which $2.4 million is current.  At June 30, 2009, the hedges were determined to be 100% effective.  Gains or losses on hedges are reclassified into interest expense when the effect of the hedged item is recognized in earnings.  The fair market value was determined using market data inputs to calculate expected future interest rates.  The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

NOTE 15 – NEW BORROWINGS

On June 24, 2009, we entered into a term loan with Bank of America, N.A. as administrative agent and lender.  The initial term loan under the term loan credit agreement was $50 million.  During the six-month period following closing, we may request additional term loans up to an aggregate amount of $150 million.

Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the London Interbank Offered Rate, or LIBOR, plus the applicable margin provided in the credit agreement.  The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%.  As of June 30, 2009, the applicable margin was 3.25%.  The term loan duration is three years and it matures on June 24, 2012.  After the first year, we are required to make quarterly payments not more than 2.5% of the principal amount.

On July 23, 2009 we received under the accordion feature of the term loan an additional $145 million from several lenders and commitments from three additional lenders of another $20 million.  This brings the total of the term loan to be $215 million (see Note 16 – Subsequent Event, for additional details).

NOTE 16 – SUBSEQUENT EVENT

On July 23, 2009, we entered into a first amendment and increase agreement (the “first amendment”) with respect to the three-year term loan credit agreement dated as of June 24, 2009 that we entered into with Bank of America, N.A., as administrative agent and a lender, other lenders from time to time party to the credit agreement, and a syndication agent to be determined.

The first amendment amends the term loan credit agreement to reflect additional lenders becoming party to the agreement.  It also increases the aggregate amount for which we may request additional term loans prior to December 25, 2009 from $150 million to $175 million.

On July 23 and July 30, 2009, we obtained an additional term loan of $165 million concurrently with entering into the first and second amendments.  This additional term loan increased our aggregate borrowings under the term loan credit agreement from

$50 million to $215 million and reduced the aggregate amount for which we may request additional term loans from $175 million to $10 million.  After the first year, we are required to make quarterly payments not more than 2.5% of the principal amount.

 The Company evaluated subsequent events through August 7, 2009, the date of filing this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 430,000 customers throughout the United States, Argentina, Canada, Chile, Ireland, Mexico, Puerto Rico, Romania and the United Kingdom.  We have fully integrated networks including processing centers and transfer and collection sites.  We use these networks to provide a broad range of services to our customers including regulated waste management services and regulated return management services.  Regulated waste management services include regulated medical waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

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

During the quarter ending June 30, 2009, we completed our annual goodwill impairment test.  The results of that test did not indicate any impairment to our goodwill (see Note 9 - Goodwill, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I)).

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2009		2008
	$	%	$	%
Revenues	$289,268	100.0	$277,786	100.0
Cost of revenues	152,734	52.8	154,632	55.7
Gross profit	136,534	47.2	123,154	44.3
Selling, general and administrative expenses	55,664	19.2	52,081	18.7
Arbitration settlement and related expenses	--	--	147	0.1
Acquisition related transaction expenses	1,330	0.5	--	--
Income from operations	79,540	27.5	70,926	25.5
Net interest expense	8,151	2.8	7,982	2.9
Income tax expense	26,567	9.2	23,741	8.5
Net income	$43,902	15.2	$38,685	13.9
Earnings per share- diluted	$0.51		$0.44

Revenues:  Our revenues increased $11.5 million, or 4.1%, to $289.3 million in 2009 from $277.8 million in 2008.  Domestic revenues increased $14.6 million, or 6.9%, to $225.6 million from $211.0 million in 2009 as internal revenue growth for domestic small account customers increased by approximately $10.2 million, or approximately 9%, and internal revenue growth for large quantity customers increased by approximately $3.9 million, or approximately 6%.  Internal revenue for returns management decreased by $13.0 million, and domestic acquisitions less than one year old contributed approximately $13.5 million to the increase in domestic revenues.  The decrease in returns management revenues is due to fewer large volume recalls managed in 2009.  The nature of the returns management business results in uneven revenue patterns as recalls are unpredictable.

International revenues decreased $3.1 million to $63.7 million, or 4.7%, from $66.8 million in 2008.  Internal growth in the international segment contributed $4.3 million, or over 6% in increased revenues, excluding the effect of exchange rates and acquisitions.  The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $14.3 million while acquisitions less than one year old contributed an additional $6.9 million in international revenues.

Cost of Revenues:  Our cost of revenues decreased $1.9 million, or 1.2%, to $152.7 million during 2009 from $154.6 million during 2008.  Our domestic cost of revenues slightly increased $0.3 million, or 0.2%, to $111.6 million from $111.3 million in 2008 as a result of costs related to a proportional increase in revenues.  Our international cost of revenues decreased $2.2 million, or 5.0% to $41.1 million from $43.3 million in 2008 as a result of costs related to proportional decrease in revenues primarily driven by the impact of exchange rate.  Our company wide gross margin percentage increased to 47.2% during 2009 from 44.3% during 2008 due to a decrease in fuel and energy costs in 2009 and lower than average domestic employee medical benefit costs.  We do not believe that the lower benefit costs indicate a trend.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $3.6 million, or 6.9%, to $55.7 million, for the quarter ended June 30, 2009 from $52.1 million for the comparable quarter in 2008.  As a percentage of revenue, these costs increased by 0.5% for the quarter ended June 30, 2009 compared to the same period in 2008 primarily due to higher expensing of stock options.

Income from Operations:  Income from operations increased to $79.5 million for the three months ended June 30, 2009 from $70.9 million for the comparable quarter in 2008, an increase of 12.1%.  During the three months ended June 30, 2009, we recognized $1.3 million in transactional expenses related to acquisitions as result of SFAS No 141(R) (see Note 11 – New Accounting Standards) which unfavorably impacted diluted earnings per share by $0.01.  During the quarter ended June 30, 2008, we recognized additional business dispute settlement and related costs of $0.1 million which had a negligible effect on earnings per share.

Net Interest Expense:  Net interest expense slightly increased to $8.2 million during the quarter ended June 30, 2009 from $8.0 million during the comparable quarter in 2008 due to increased borrowings related acquisitions partially offset by lower interest rates.

Income Tax Expense:  Income tax expense increased to $26.7 million for the quarter ended June 30, 2009 from $23.7 million for the comparable quarter in 2008.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended June 30, 2009 and 2008 were 37.7% and 38.0%, respectively.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2009		2008
	$	%	$	%
Revenues	$566,358	100.0	$532,570	100.0
Cost of revenues	302,021	53.3	295,826	55.5
Gross profit	264,337	46.7	236,744	44.5
Selling, general and administrative expenses	108,657	19.2	100,831	18.9
Arbitration settlement and related expenses	--	--	5,499	1.0
Acquisition related transaction expenses	1,940	0.3	--	--
Income from operations	153,740	27.1	130,414	24.5
Net interest expense	16,076	2.8	15,708	2.9
Income tax expense	51,378	9.1	43,396	8.1

Net income	$84,557	14.9	$70,349	13.2
Earnings per share- diluted	$0.97		$0.79

Revenues:  Our revenues increased $33.8 million, or 6.3%, to $566.4 million in 2009 from $532.6 million in 2008.  Domestic revenues increased $42.4 million, or 10.5%, to $447.6 million from $405.3 million in 2008 as internal revenue growth for domestic small account customers increased by approximately $21.1 million, or over 9%, and internal revenue growth for large quantity customers increased by approximately $7.9 million, or approximately 6%.  Internal revenue for returns management decreased by $15.0 million, and domestic acquisitions less than one year old contributed approximately $28.4 million to the increase in domestic revenues.  The decrease in returns management revenues is due to fewer large volume recalls managed in 2009.  The nature of the returns management business results in uneven revenue patterns as recalls are unpredictable.

International revenues decreased $8.6 million to $118.7 million, or 6.7%, from $127.3 million in 2008.  Internal growth in the international segment contributed $11.1 million, or approximately 9% in increased revenues, excluding the effect of exchange rates and acquisitions.  The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $30.5 million while acquisitions less than one year old contributed an additional $10.8 million in international revenues.

Cost of Revenues:  Our cost of revenues increased $6.2 million, or 2.1%, to $302.0 million during 2009 from $295.8 million during 2008.  Our domestic cost of revenues increased $12.7 million, or 6.0%, to $225.3 million from $212.6 million in 2008 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues decreased $6.5 million, or 7.8% to $76.7 million from $83.2 million in 2008 as a result of costs related to proportional decrease in revenues primarily driven by the impact of exchange rates.  Our gross margin percentage increased to 46.7% during 2009 from 44.5% during 2008 due to a decrease in fuel and energy costs in 2009 and lower than average domestic employee medical benefit costs.  We do not believe that the lower benefit costs indicate a trend.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $7.8 million, or 7.8%, to $108.7 million, for the six months ended June 30, 2009 from $100.8 million for the comparable period in 2008.  As a percentage of revenue, these costs increased by 0.3% for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to higher expensing of stock options.

Income from Operations:  Income from operations increased to $153.7 million for the six months ended June 30, 2009 from $130.4 million for the comparable period in 2008, an increase of 17.9%.  During the six months ended June 30, 2009, we recognized $1.9 million in transactional expenses related to acquisitions as result of adoption SFAS No 141(R) (see Note 11 – New Accounting Standards), which unfavorably impacted diluted earnings per share by $0.02.  During 2008, we recognized a business dispute settlement and related costs of $5.5 million, which unfavorably impacted diluted earnings per share by $0.04

Net Interest Expense:  Net interest expense slightly increased to $16.1 million during the six months ended June 30, 2009 from $15.7 million during the comparable period in 2008 due to increased borrowings partially offset by lower interest rates.

Income Tax Expense:  Income tax expense increased to $51.4 million for the six months ended June 30, 2009 from $43.4 million for the comparable period in 2008.  The increase was due to higher taxable income.  The effective tax rates for the six months ended June 30, 2009 and 2008 were 37.8% and 38.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our senior credit facility of $850.0 million maturing in August 2012, and our term loan maturing in June 2012, require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  The financial debt covenants are the same for both the senior credit facility and the term loan.  At June 30, 2009, we were in compliance with all of our financial debt covenants.

As of June 30, 2009, we had $369.5 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $2.5 million.  Our senior credit facility allows us to borrow on a short term basis at a rate equal to the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5%, or we can borrow at one-month London Interbank Offered Rate, or LIBOR, plus 0.75%. In addition, we had $231.7 million committed to outstanding letters of credit.  The weighted average rate of interest on the unsecured revolving credit facility was 2.43% per annum.  At June 30, 2009 we had $416.0 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2009, other foreign subsidiary bank debt and capital leases.

On June 24, 2009, we entered into a term loan with Bank of America, N.A. as administrative agent and lender.  The initial term loan under the term loan credit agreement was $50 million.  During the six-month period following closing, we may request additional term loans up to an aggregate amount of $175 million.

Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the credit agreement.  The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%.  As of June 30, 2009, the applicable margin was 3.25%.

On July 23 and July 30, 2009 we received under the accordion feature of the term loan an additional $165 million.  This brings the total of the term loan to be $215 million (see Note 16 – Subsequent Event, for additional details).

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

Working Capital:  At June 30, 2009, our working capital decreased slightly by $1.8 million to $43.0 million compared to $44.8 million at December 31, 2008.  Of the decrease in working capital, $5.3 million relates to a decrease in accounts receivable due to increased collections, $5.7 million decrease in deferred tax assets due to utilization of acquired foreign net operating losses, as well as an increase in our accrued miscellaneous tax liability of $5.2 million.  Offsetting these working capital decreases was a reduction of accrued liabilities related to a $12.0 million payment of an acquisition purchase accrual and a $2.5 million accrual for 2008 stock repurchases that settled in 2009.

Net Cash Provided or Used:  Net cash provided by operating activities increased $31.6 million, or 33.4%, to $126.2 million during the six months ended June 30, 2009 compared to $94.6 million for the comparable period in 2008.  The increase in operating cash was primarily due to higher earnings and increased collections on receivables.

Net cash used in investing activities for the six months ended June 30, 2009 was $77.5 million compared to $56.2 million in the comparable period in 2008.  The difference is mainly due to $60.5 million paid for acquisitions and international investments in 2009, compared to $33.4 million for the same period in the prior year, partially offset by lower capital expenditures which decreased during the current period by $5.1 million when compared to same period of the prior year.

Net cash used in financing activities was $54.4 million during the six months ended June 30, 2009 compared to $40.8 million for the comparable period in 2008.  A decrease of $91.2 million for the repurchase and cancellation of common stock over the prior year period was partially offset by a $49.7 million increase for repayment of long-term debt.  We had new private placement debt in 2008 of $100.0 million compared to a new term loan in 2009 of $50.0 million.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.1 million with JPMorganChase Bank N.A. that expires in May 2010.

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

Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $2.4 million on a pre-tax basis.

We have exposure to currency exchange rate fluctuations between the U.S. dollar and U.K. pound sterling (“GBP”) related to an eight million GBP intercompany loan to Stericycle International, Ltd., the parent company of White Rose Environmental Ltd.  We use cash flow hedge accounting treatment on our forward contracts.  Both the intercompany loan balance and the forward contracts are marked to market at the end of each reporting period and the impact on the balances is recorded on the balance sheet to accumulated other comprehensive income.  The forward contract settled in July 2009.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2.  CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007 and May 2008, we have been authorized to purchase a cumulative total of 16,224,578 shares of our common stock on the open market.  As of June 30, 2009, we had purchased a cumulative total of 12,244,178 shares.

The following table provides information about our purchases during the six months ended June 30, 2009 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2009	340,965	$48.11	340,965	4,215,843
February 1- February 28, 2009	143,998	46.59	143,998	4,071,845
March 1- March 31, 2009	51,383	46.90	51,383	4,020,462
April 1- April 30, 2009	39,862	48.52	39,862	3,980,600
May 1- May 31, 2009	300	46.53	300	3,980,300
June 1- June 30, 2009	--	--	--	3,980,300

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on May 29, 2009 in Rosemont, Illinois.  At the meeting, all nine nominees for election as directors were elected by the stockholders, by the following votes:

Nominee	Votes For	Votes Against/ Withheld
Jack W. Schuler	71,821,874	3,107,521
Mark C. Miller	73,467,301	1,465,094
Thomas D. Brown	73,640,096	1,289,299
Rod F. Dammeyer	71,818,143	3,111,252
William K. Hall	72,272,305	2,657,090

Jonathan T. Lord, M.D.	74,779,330	150,065
John Patience	72,979,069	1,950,326
Ronald G. Spaeth	74,896,638	32,757

The stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent public accountants for 2009 by the following vote:

For	Against	Abstain	Broker Non-Vote
72,061,593	3,163,942	64,775	--

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger, dated as of May 9, 2009, by and among Stericycle, Inc., a Delaware corporation, ATMW Acquisition Corp., a Delaware corporation, MedServe, Inc., a Delaware corporation, and Avista Capital Partners, L.P., a Delaware limited partnership, as shareholders’ rep

The exhibits and schedules to the Agreement and Plan of Merger, which are listed following the table of contents, have been omitted pursuant to Item 601(b)(2) of Regulation S−K. We agree to furnish supplementally copies of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of August 6, 2009, by and among Stericycle, Inc., a Delaware corporation, ATMW Acquisition Corp., a Delaware corporation, MedServe, Inc., a Delaware corporation, and Avista Capital Partners, L.P., a Delaware limited partnership, as shareholders’ rep

31.1

Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman, President and Chief Executive Officer

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

Dated: August 7, 2009

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)