Form 10-Q
period 2009-09-30
STERICYCLE INC
filed 2009-11-06
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

YES [  ] NO [X]

As of November 2, 2009 there were 84,226,426 shares of the registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Condensed Consolidated Statements of Income
for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2009 and 2008 (Unaudited)	3

Consolidated Statements of Changes in Equity
for the nine months ended September 30, 2009 and 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Qualitative and Quantitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	26

PART II. Other Information

Item 1. Legal Proceedings	27

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities	27

Item 6. Exhibits	28

Signatures	28

Certifications	29

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,286	$9,095
Short-term investments	1,519	1,408
Accounts receivable, less allowance for doubtful accounts of $7,358 in 2009 and $6,616 in 2008	167,946	168,598
Deferred income taxes	10,482	16,821
Other current assets	29,101	28,508
Total Current Assets	223,334	224,430
Property, Plant and Equipment, net	227,327	207,144
Other Assets:
Goodwill	1,222,025	1,135,778
Intangible assets, less accumulated amortization of $16,923 in 2009 and $14,116 in 2008	227,718	170,624
Other	29,063	21,322
Total Other Assets	1,478,806	1,327,724
Total Assets	$1,929,467	$1,759,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$58,001	$38,880
Accounts payable	33,412	33,612
Accrued liabilities	99,464	93,487
Deferred revenues	14,202	13,663
Total Current Liabilities	205,079	179,642
Long-term debt, net of current portion	768,041	753,846
Deferred income taxes	165,373	147,287
Other liabilities	4,179	7,885
Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,297,521 issued and outstanding in 2009, 85,252,879 issued and outstanding in 2008)	843	852
Additional paid-in capital	23,011	67,776
Accumulated other comprehensive loss	(13,696)	(32,075)
Retained earnings	765,010	633,927
Total Stericycle, Inc. Shareholders’ Equity	775,168	670,480
Noncontrolling interest	11,627	158
Total Shareholders' Equity	786,795	670,638
Total Liabilities and Shareholders' Equity	$1,929,467	$1,759,298

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$297,836	$277,098	$864,194	$809,668

Costs and Expenses:
Cost of revenues	150,272	147,809	438,484	431,324
Selling, general and administrative expenses	54,312	48,824	158,090	144,300
Depreciation and amortization	9,959	8,651	28,463	25,288
Transactional expenses related to acquisitions	3,478	--	5,418	--
Arbitration settlement and related costs	--	96	--	5,595
Acquisition integration expenses	282	210	466	1,239
Total Costs and Expenses	218,303	205,590	630,921	607,746
Income from Operations	79,533	71,508	233,273	201,922

Other Income (Expense):
Interest income	48	185	271	744
Interest expense	(9,262)	(8,618)	(25,561)	(24,885)
Other expense, net	(646)	(597)	(2,264)	(1,565)
Total Other Expense	(9,860)	(9,030)	(27,554)	(25,706)

Income Before Income Taxes	69,673	62,478	205,719	176,216

Income Tax Expense	23,110	23,237	74,488	66,633

Net Income	46,563	39,241	131,231	109,583

Less: Net Income Attributable to Noncontrolling Interests	37	14	148	7

Net Income Attributable to Stericycle, Inc.	$46,526	$39,227	$131,083	$109,576

Earnings Per Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.55	$0.46	$1.54	$1.27
Diluted	$0.54	$0.45	$1.51	$1.24

Weighted Average Number of Common Shares Outstanding:
Basic	84,899,815	85,449,871	84,909,316	86,127,097
Diluted	86,794,118	87,864,210	86,827,626	88,578,506

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income attributable to Stericycle, Inc.	$131,083	$109,576
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of note receivable related to joint venture	--	798
Stock compensation expense	10,861	8,880
Excess tax benefit of stock options exercised	(357)	(6,165)
Depreciation	24,643	22,344
Amortization	3,820	2,944
Deferred income taxes	20,718	18,729
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	8,204	(13,976)
Accounts payable	(4,502)	(10,205)
Accrued liabilities	20,452	24,451
Deferred revenues	252	2,299
Other assets	(1,247)	(3,398)
Net cash provided by operating activities	213,927	156,277

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(107,079)	(46,564)
(Purchases)/ proceeds from maturity of short-term investments	(58)	37
Proceeds from sale of property and equipment	640	--
Capital expenditures	(29,644)	(35,729)
Net cash used in investing activities	(136,141)	(82,256)

FINANCING ACTIVITIES:
Repayment of long-term debt	(10,443)	(7,868)
Net repayments on senior credit facility	(213,027)	(52,184)
Proceeds from term loan	215,000	--
Proceeds from private placement of long-term note	--	100,000
Payments of deferred financing costs	(3,620)	(236)
Principal payments on capital lease obligations	(255)	(130)
Purchase / cancellation of treasury stock	(69,986)	(140,306)
Proceeds from other issuance of common stock	11,726	14,688
Excess tax benefit of stock options exercised	357	6,165
Net cash used in financing activities	(70,248)	(79,871)
Effect of exchange rate changes on cash	(2,347)	(4,215)
Net increase/ (decrease) in cash and cash equivalents	5,191	(10,065)
Cash and cash equivalents at beginning of period	9,095	17,108
Cash and cash equivalents at end of period	$14,286	$7,043

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$32,116	$58,977

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

September 30, 2009 and December 31, 2008

(Unaudited)

	In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity
Balance at January 1, 2008	87,411	$ 874	$ 197,462	$ 485,219	$ 30,520	$ (37)	$ 714,038
Issuance of common stock for exercise of options and warrants and employee stock purchases	1,064	10	19,049	--	--	--	19,059
Purchase/ Cancellation of treasury stock	(3,222)	(32)	(169,809)	--	--	--	(169,841)
Stock compensation expense	--	--	11,755	--	--	--	11,755
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	--	--	9,319	--	--	--	9,319
Noncontrolling interest in equity acquired	--	--	--	--	--	184	184
Currency translation adjustment	--	--	--	--	(59,301)	(52)	(59,353)
Change in fair value of cash flow hedge, net of tax of $1,900	--	--	--	--	(3,294)	--	(3,294)
Net income	--	--	--	148,708	--	63	148,771
Comprehensive income							86,124
Balance at December 31, 2008	85,253	$ 852	$ 67,776	$ 633,927	$ (32,075)	$ 158	$ 670,638
Issuance of common stock for exercise of options and employee stock purchases	470	5	12,715	--	--	--	12,720
Purchase/ Cancellation of treasury stock	(1,425)	(14)	(68,698)	--	--	--	(68,712)
Stock compensation expense	--	--	10,861	--	--	--	10,861
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	--	--	357	--	--	--	357
Noncontrolling interest in equity acquired	--	--	--	--	--	11,069	11,069
Currency translation adjustment	--	--	--	--	16,703	252	16,955
Change in fair value of cash flow hedge, net of tax of $600	--	--	--	--	1,676	--	1,676
Net income	--	--	--	131,083	--	148	131,231
Comprehensive income							149,862
Balance at September 30, 2009	84,298	$ 843	$ 23,011	$ 765,010	$ (13,696)	$ 11,627	$ 786,795

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2009, the results of our operations for the three and nine months ended September 30, 2009 and 2008, our cash flows for the nine months ended September 30, 2009 and 2008 and our statement of changes in equity for the nine months ended September 30, 2009. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through November 6, 2009, the date of issuance of the condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2008, as filed with our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009.  Current amounts in previously issued financial statements were reclassified to conform to the current period presentation.

NOTE 2 – ACQUISITIONS AND DIVESTITURE

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

During the quarter ended September 30, 2009, we completed six acquisitions.  Domestically, we acquired five regulated waste businesses three of which were selected assets and two were stock purchases.  Internationally, we acquired 60% of the stock of a regulated waste business located in Chile.

The aggregate purchase price of our acquisitions during the nine months ended September 30, 2009 was approximately $139.2 million, of which approximately $19.8 million in cash payments related to transactions that closed in 2008 and were distributed in 2009, as well as a 2008 acquisition note payable downward adjustment of $1.0 million.  The purchase price of our 2009 acquisitions was approximately $120.4, of which $87.3 million was paid in cash and $33.1 million was paid by the issuance of promissory notes.  For financial reporting purposes, our 2009 acquisitions were accounted for using the acquisition method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations.  The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

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

The total merger consideration payable by us at closing is $185 million in cash, subject to reduction for MedServe’s indebtedness as of the closing date, MedServe’s expenses in connection with the transaction, and other expenses related to the transaction. In addition, $27.8 million of the merger consideration will be deposited in escrow to cover indemnification obligations of the MedServe stockholders under the merger agreement.

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

The Company has recorded accruals to cover certain unresolved tax issues.  Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions.  During the course of examinations by various taxing authorities, proposed adjustments may be asserted.  The Company evaluates such items on a case-by-case basis and adjusts the accrual for contingent liabilities as deemed necessary.

The total amount of unrecognized tax benefits as of September 30, 2009 and 2008 was $7.1 million and $4.6 million, respectively, which included immaterial amounts of interest and penalties reflected as a liability on the balance sheet. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $7.1 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense.  This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the nine months ended September 30, 2009:

In thousands
Unrecognized tax positions, January 1, 2009	$5,318
Net decreases - tax positions in prior period	(1,806)
Net increases - tax positions in current period	3,633
Unrecognized tax positions, September 30, 2009	$7,145

NOTE 4 – STOCK BASED COMPENSATION

At September 30, 2009, we had stock options outstanding under the following plans:

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

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	$3,604	$2,731	$10,362	$8,449
Employee Stock Purchase Plan	166	162	499	431
Total pre-tax expense	$3,770	$2,893	$10,861	$8,880

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Tax benefit recognized in income statement	$1,453	$805	$4,207	$3,174
Excess tax benefit realized	(194)	1,642	357	6,165

The Black-Scholes option-pricing model is used in determining the fair value of each option grant using the assumptions noted in the table below.  The expected term of the options granted is based on historical experience and represents the period of time that awards granted are expected to be outstanding.  Expected volatility is based upon historical volatility of our stock.  The expected dividend yield is zero.  The risk-free interest rate is based upon the U.S. Treasury yield rates of a comparable period.

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected term (in years)	5.5	5.5	5.5	5.5
Expected volatility	28.21%	25.69%	28.28%	26.27%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	2.69%	3.17%	2.12%	2.77%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average grant date fair value of the stock options granted	$12.31	$14.42	$11.89	$13.53

Stock option activity for the nine months ended September 30, 2009, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	7,297,399	$30.97
Granted	1,309,532	47.16
Exercised	(463,846)	23.47
Cancelled or expired	(136,441)	42.90
Outstanding at September 30, 2009	8,006,644	$33.85	6.44	$123,439,068
Exercisable at September 30, 2009	4,467,402	$26.81	5.19	$98,850,718
Vested and expected to vest in the future at September 30, 2009	7,371,056	$32.85	6.27	$120,595,093

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total intrinsic value of options exercised	$3,166	$7,738	$12,073	$28,867

Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at September 30, 2009 (for outstanding options), less the applicable exercise price.

As of September 30, 2009, there was $22.9 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

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

During the quarter ended September 30, 2009 and 2008, we repurchased on the open market, and subsequently cancelled 848,169 and 182,381 shares of common stock, respectively.  The weighted average repurchase price was $48.61 and $50.70 per share, respectively.  During the quarter ended September 30, 2009 we accrued for $1.2 million in stock repurchases settled in cash in October 2009.

NOTE 6 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$46,526	$39,227	$131,083	$109,576
Denominator:
Denominator for basic earnings per share weighted average shares	84,899,815	85,449,871	84,909,316	86,127,097
Effect of diluted securities:
Employee stock options	1,894,303	2,413,148	1,918,310	2,450,250
Warrants	--	1,191	--	1,159
Dilutive potential share	1,894,303	2,414,339	1,918,310	2,451,409
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	86,794,118	87,864,210	86,827,626	88,578,506

Earnings per share – Basic	$0.55	$0.46	$1.54	$1.27

Earnings per share – Diluted	$0.54	$0.45	$1.51	$1.24

NOTE 7 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three and nine months ended September 30, 2009 and 2008:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$46,563	$39,241	$131,231	$109,583

Other comprehensive income:

Currency translation adjustments	(3,498)	(20,199)	16,955	(20,584)
Net gain/ (loss) on derivative instruments	669	(342)	1,676	(231)
Other comprehensive (loss)/ income	(2,829)	(20,541)	18,631	(20,815)

Comprehensive income	$43,734	$18,700	$149,862	$88,768
Less: Comprehensive income attributable to non-controlling interests	97	3	400	2
Comprehensive income attributable to Stericycle, Inc.	$43,637	$18,697	$149,462	$88,766

NOTE 8 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.4 million with JPMorganChase Bank N.A. that expires in May 2010.

NOTE 9 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2009	$972,475	$163,303	$1,135,778
Changes due to currency fluctuation	--	15,963	15,963
Changes in goodwill on 2008 acquisitions	(16,016)	486	(15,530)
Goodwill on 2009 acquisitions	61,672	24,142	85,814
Balance as of September 30, 2009	$1,018,131	$203,894	$1,222,025

During the quarter ended June 30, 2009 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns Management, and Foreign Countries, and determined that none of our recorded goodwill was impaired.  During this evaluation we calculated the fair value of the reporting units by multiplying their Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) for the prior twelve months times by a valuation multiple.  The valuation multiple is the average market price of our stock for the prior twelve month period times the outstanding shares at June 30, 2009, divided by the trailing twelve month EBITDA.  This EBITDA multiple is an indication of the fair value of the company as determined by the marketplace.  The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value by a considerable margin.  The book value was determined by subtracting the units total liabilities from their total assets.  We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 10 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

In June 2009, we received a request for additional information from the U.S. Department of Justice (“DOJ”) in connection with its review of our proposed acquisition of MedServe, Inc. pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”). We have complied with the DOJ’s request and anticipate that the DOJ will complete its review during the fourth quarter of 2009, although the parties may again extend the HSR waiting period.

NOTE 11 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Codification

On September 30, 2009, Stericycle adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

Business Combinations

On January 1, 2009, we adopted an update to existing accounting standards for business combinations.  The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  Net income for the first nine months of 2009 included the effect of $5.4 million of pre-tax charges related to this change in accounting standards, which is equivalent to $4.8 million in net income after taxes.  Because of the inherent uncertainty of the number, structure and complexity of the acquisitions that we may complete in the future and the magnitude of the transaction expenses that we may incur in completing these acquisitions, the future impact of this accounting change is not reasonably estimable.

Effective January 1, 2009, Stericycle adopted changes issued by the FASB on accounting for contingencies acquired through business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. Otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met.  The changes also require (i) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (ii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iii) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.

Consolidation

On January 1, 2009, Stericycle adopted changes issued by the FASB to consolidation accounting and reporting.  These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the financial statements.  The presentation and disclosure requirements of these changes were applied retrospectively and reflect non-controlling interests in certain Latin American acquisitions.

Derivatives

On January 1, 2009, Stericycle adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of these changes did not have a material impact on our financial statements.

Fair Value

On June 30, 2009, Stericycle adopted changes issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures include the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures the adoption of these changes had no impact on the financial statements.

Subsequent Events

On June 30, 2009, Stericycle adopted changes issued by the FASB relating to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”.  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance (see Note 16).

Accounting Standards not yet adopted

Revenue Recognition

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  We have not yet determined the impact on our condensed consolidated financial statements.

Fair Value

In August 2009, the FASB issued changes to fair value accounting for liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements

Consolidation

In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities (“VIE”).  This standard clarifies the characteristics that identify VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements.  The standard is effective for fiscal years beginning after November 15, 2009.  We will adopt the standard on January 1, 2010 and have not yet determined the impact on our condensed consolidated financial statements.

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States and Foreign Countries. Revenues are attributed to countries based on the location of customers.  Inter-company revenues recorded by the United States for work performed in Canada, which are immaterial, are eliminated prior to reporting United States revenues.  The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Regulated waste management services	$212,509	$194,141	$622,136	$556,955
Regulated returns management services	15,986	16,125	53,984	58,576
Total revenue	228,495	210,266	676,120	615,531
Net interest expense	7,841	6,740	21,145	19,326
Income before income taxes	56,609	51,809	174,690	151,559

Income taxes	20,145	20,335	65,994	59,595
Net income attributable to Stericycle, Inc.	$36,464	$31,474	$108,696	$91,964

Depreciation and amortization	$7,520	$6,186	$21,421	$17,668

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Regulated waste management services	$69,341	$66,832	$188,074	$194,137
Net interest expense	1,373	1,693	4,145	4,815
Income before income taxes	13,064	10,669	31,029	24,657
Income taxes	2,965	2,902	8,494	7,038
Net income	10,099	7,767	22,535	17,619
Less: met income attributable to noncontrolling interests	37	14	148	7
Net income attributable to Stericycle, Inc.	$10,062	$7,753	$22,387	$17,612

Depreciation and amortization	$2,439	$2,465	$7,042	$7,620

NOTE 13 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.  The impact of our creditworthiness has been considered in the fair value measurements noted below.  In addition, the fair value measurement of a liability must reflect the nonperformance risk of an entity.

Level 1: At September 30, 2009, we have $14.3 million in cash and cash equivalents, and $1.5 million of short-term investments that we carry on our books at fair value using Level 1 inputs.  At December 31, 2008, we had $9.1 million in cash and cash equivalents and $1.4 million of short-term investments on our books at fair value using market price inputs.

Level 2: In October 2008, we entered into three interest rate swap contracts, covering $225 million of our borrowings outstanding under our senior credit facility.  The objective of the swaps is to reduce the risk of volatile interest expense by fixing the rate.  The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged.  We apply hedge accounting to these instruments with changes in the fair value of the swap agreements recorded as a component of other comprehensive income.  The fair value of the hedge is recorded as a liability of $2.0 million at September 30, 2009, of which $1.4 million is current. At December 31, 2008 the fair value of the hedge was recorded as a liability of $4.8 million, of which $2.1 million was current.  The fair value was determined using market data inputs to calculate expected future interest rates.  The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

At September 30, 2009, the fair value of the Company’s debt obligations was estimated at $818.4 million, compared to a carrying amount of $826.0 million.  At December 31, 2008, the fair value of the Company’s debt obligations was estimated at $771.5 million, compared to a carrying amount of $792.7 million.  This fair value was estimated using market interest rates for comparable instruments.  The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 14 – DERIVATIVE INSTRUMENTS

In July 2009 we settled our remaining GBP Sterling forward hedge related to an intercompany loan.  The notional value of the contract was £8.0 million Sterling and settled at $13.9 million USD.  Settlement of the contract resulted in an immaterial charge to earnings.

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

We entered into the interest rate swaps in order to manage the risk of interest rate changes to our interest expense.  The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged.  The fair market of the three hedges is recorded as a liability of $2.0 million at September 30, 2009, of which $1.4 million is current.  At September 30, 2009, the hedges were determined to be 100% effective.  Gains or losses on hedges are reclassified into interest expense when the effect of the hedged item is recognized in earnings.  The fair market value was determined using market data inputs to calculate expected future interest rates.  The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the three hedges.

NOTE 15 – NEW BORROWINGS

In June 2009 we entered into a term loan credit agreement with Bank of America, N.A. as administrative agent and lender, and other lenders from time to time party to the credit agreement.  The initial term loan under the term loan credit agreement was $50 million.

In July 2009 we obtained additional term loans of $145 and $20 million concurrently with entering into the first and second amendments to the term loan credit agreement.  These additional term loans increased our aggregate borrowings under the term loan credit agreement from $50 million to $215 million.  It reduced the aggregate amount for which we may request additional term loans from $175 million to $10 million.

Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the London Interbank Offered Rate, or LIBOR, plus the applicable margin provided in the credit agreement.  The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%.  As of September 30, 2009, the applicable margin was 3.0%.  The term loan duration is three years, maturing on June 24, 2012.  After the first year, we are required to make quarterly principal payments of 2.5% of the principal amount of the outstanding term loans.

NOTE 16 – SUBSEQUENT EVENT

On October 23, 2009 an interest rate swap contract with a notional amount of $125 million expired.

 The Company evaluated subsequent events through November 6, 2009, the date of filing this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 440,000 customers throughout the United States, Argentina, Canada, Chile, Ireland, Mexico, Puerto Rico, Romania and the United Kingdom.  We have fully integrated networks including processing centers and transfer and collection sites.  We use these networks to provide a broad range of services to our customers including regulated waste management services and regulated return management services.  Regulated waste management services include regulated medical waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

Other than the adoption of the FASB accounting standards for business combinations (see Note 11 – New Accounting Standards, for the impact on the financial statements), there were no material changes in the Company’s critical accounting policies since the filing of its 2008 Form 10-K.  As discussed in the 2008 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2009		2008
	$	%	$	%
Revenues	$297,836	100.0	$277,098	100.0
Cost of revenues	156,919	52.7	154,069	55.6
Gross profit	140,917	47.3	123,029	44.4
Selling, general and administrative expenses	57,906	19.4	51,425	18.6
Arbitration settlement and related expenses	--	--	96	--
Acquisition related transaction expenses	3,478	1.2	--	--
Income from operations	79,533	26.7	71,508	25.8
Net interest expense	9,214	3.1	8,433	3.0
Income tax expense	23,110	7.8	23,237	8.4
Net income attributable to Stericycle, Inc.	$46,526	15.6	$39,227	14.2
Earnings per share- diluted	$0.54		$0.45

Revenues:  Our revenues increased $20.7 million, or 7.5%, to $297.8 million in 2009 from $277.1 million in 2008.  Domestic revenues increased $18.2 million, or 8.7%, to $228.5 million from $210.3 million in 2008 as internal revenue growth for domestic small account customers increased by $9.2 million, or approximately 8%, and internal revenue growth for large quantity customers increased by $2.3 million, or approximately 3%.  Internal revenue for returns management, which excludes acquisitions less than one year old, decreased by $4.0 million. Total regulated waste and returns management domestic acquisitions less than one year old contributed approximately $10.7 million to the increase in domestic revenues.

International revenues increased $2.5 million, or 3.8%, to $69.3 million from $66.8 million in 2008.  Internal growth in the international segment contributed $4.1 million, or over 6% in increased revenues, before taking into consideration the effect of exchange rates and acquisitions.  The effect of exchange rate fluctuations negatively impacted international revenues approximately $10.1 million while acquisitions less than one year old contributed an additional $8.5 million in international revenues.

Cost of Revenues:  Our cost of revenues increased $2.8 million, or 1.8%, to $156.9 million during 2009 from $154.1 million during 2008.  Our domestic cost of revenues increased $3.6 million, or 3.2%, to $114.6 million from $111.0 million in 2008 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues slightly decreased $0.8 million, or 1.7%, to $42.3 million from $43.1 million in 2008 primarily driven by the impact of exchange rates and favorable impact from integration of acquisitions.  Our gross margin percentage increased to 47.3% during 2009 from 44.4% during 2008 primarily due to a decrease in fuel and energy costs in 2009.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, excluding acquisition related costs, increased approximately $6.5 million, or 12.6%, to $57.9 million, for the quarter ended September 30, 2009 from $51.4 million for the comparable quarter in 2008.  As a percentage of revenue, these costs increased by 0.8% for the quarter ended September 30, 2009 compared to the same period in 2008 partially due to higher expensing of stock options.

Income from Operations:  Income from operations increased to $79.5 million for the quarter ended September 30, 2009 from $71.5 million for the comparable quarter in 2008, an increase of 11.2%.  During the quarter ended September 30, 2009, we recognized $3.5 million in transactional expenses related to acquisition as result of adopting changes issued by the FASB to accounting rules related to business combinations that unfavorably impacted diluted earnings per share by $0.04.  During the quarter ended September 30, 2008, we recognized additional business dispute settlement and related costs of $0.1 million which had a nominal impact on our earnings per share.

Net Interest Expense:  Net interest expense increased to $9.2 million during the quarter ended September 30, 2009 from $8.4 million during the comparable quarter in 2008 due to due to increased borrowings related to acquisitions partially offset by lower interest rates.

Income Tax Expense:  Income tax expense slightly decreased to $23.1 million for the quarter ended September 30, 2009 from $23.2 million for the comparable quarter in 2008.  In September 2009 we recognized a net $1.8 million benefit related to prior years unrecognized tax benefits which positively impacted our diluted earnings per share by $0.02.  The effective tax rates for the quarters ended September 30, 2009 and 2008 were 33.2% and 37.2%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2009		2008
	$	%	$	%
Revenues	$864,194	100.0	$809,668	100.0
Cost of revenues	458,940	53.1	449,895	55.6
Gross profit	405,254	46.9	359,773	44.4
Selling, general and administrative expenses	166,563	19.3	152,256	18.8
Arbitration settlement and related expenses	--	--	5,595	0.7
Acquisition related transaction expenses	5,418	0.6	--	--
Income from operations	233,273	27.0	201,922	24.9
Net interest expense	25,290	2.9	24,141	3.0
Income tax expense	74,488	8.6	66,633	8.2
Net income attributable to Stericycle, Inc.	$131,083	15.2	$109,576	13.5
Earnings per share- diluted	$1.51		$1.24

Revenues:  Our revenues increased $54.5 million, or 6.7%, to $864.2 million in 2009 from $809.7 million in 2008.  Domestic revenues increased $60.6 million, or 9.8%, to $676.1 million from $615.5 million in 2008 as internal revenue growth for domestic small account customers increased by $30.3 million, or approximately 9%, and internal revenue growth for large quantity customers increased by $10.1 million, or approximately 5%.  Internal revenue, which excludes acquisitions less than one year old, for returns management decreased by $19.0 million. Total regulated waste and returns management domestic acquisitions less than one year old contributed approximately $39.2 million to the increase in domestic revenues.

International revenues decreased $6.1 million, or 3.1%, to $188.1 million in 2009 from $194.1 million in 2008.  Internal growth in the international segment contributed $15.2 million, or approximately 8% in increased revenues, before taking into consideration the effect of exchange rates, acquisitions, and divestitures.  The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $40.6 million while acquisitions less than one year old contributed an additional $19.3 million in international revenues.

Cost of Revenues:  Our cost of revenues increased $9.0 million, or 2.0%, to $458.9 million during 2009 from $449.9 million during 2008.  Our domestic cost of revenues increased $16.3 million, or 5.0%, to $339.9 million from $323.6 million in 2008 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues decreased $7.3 million, or 5.7% to $119.0 million from $126.3 million in 2008 as a result of costs related to proportional increase in revenues from acquisitions and internal revenue growth.  Our gross margin percentage increased to 46.9% during 2009 from 44.4% during 2008 due to a decrease in fuel and energy costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses, excluding acquisition related costs, increased $14.3 million, or 9.4%, to $166.6 million, for the nine months ended September 30, 2009 from $152.3 million for the comparable period in 2008.  As a percentage of revenue, these costs increased by 0.5% for the nine months ended September 20, 2009 compared to the same period in 2008 primarily due to higher expensing of stock options.

Income from Operations:  Income from operations increased to $233.3 million for the nine months ended September 30, 2009 from $201.9 million for the comparable period in 2008, an increase of 15.5%.  During the nine months ended September 30, 2009, we recognized $5.4 million in transactional expenses as result of adopting changes issued by the FASB to accounting rules related to business combinations that unfavorably impacted diluted earnings per share by $0.06.  During 2008, we recognized a business dispute settlement and related costs of $5.6 million, which unfavorably impacted diluted earnings per share by $0.04.

Net Interest Expense:  Net interest expense increased to $25.3 million during the nine months ended September 30, 2009 from $24.1 million during the comparable period in 2008 due to due to increased borrowings partially offset by lower interest rates.

Income Tax Expense:  Income tax expense increased to $74.5 million for the nine months ended September 30, 2009 from $66.6 million for the comparable period in 2008.  The increase was due to higher taxable income partially offset by a lower effective tax rate.  In September 2009 we recognized a net $1.8 million benefit related to prior years unrecognized tax benefits which positively impacted our diluted earnings per share by $0.02.  The effective tax rates for the nine months ended September 30, 2009 and 2008 were 36.2% and 37.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our senior credit facility of $850.0 million maturing in August 2012, and our term loans maturing in June 2012, requires us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  The financial debt covenants are the same for both the senior credit facility and the term loan credit agreement.  At September 30, 2009, we were in compliance with all of our financial debt covenants.

As of September 30, 2009, we had $228.3 million of borrowings outstanding under our senior unsecured credit facility, which includes foreign currency borrowings of $13.8 million.  Our senior credit facility allows us to borrow on a short term basis at a rate equal to the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5%, or we can borrow at one-month London Interbank Offered Rate, or LIBOR, plus the applicable margin in the credit agreement.  The applicable margin is based on our consolidated leverage ratio and ranges from 0.375% to 1.375%.  As of September 30, 2009, the applicable margin was 0.75% and the weighted average rate of interest on the unsecured revolving credit facility was 1.33% per annum. In addition, we had $222.8 million committed to outstanding letters of credit.  At September 30, 2009 we had $597.7 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2009, other foreign subsidiary bank debt and capital leases.

In June 2009, we entered into a term loan credit agreement with Bank of America, N.A. as administrative agent and lender, and other lenders from time to time party to the credit agreement.  The initial term loan under the term loan credit agreement was $50 million.  In July 2009 we received under the accordion feature of the term loan credit agreement an additional $165 million of term loans, bringing the total term loans to $215 million.

Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the credit agreement.  The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%.  As of September 30, 2009, the applicable margin was 3.0%.  The weighted average rate of interest on the term loan was 3.25% per annum.  After the first year, we are required to make quarterly principal payments of 2.5% of the principal amount of the outstanding term loans.

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

Working Capital:  At September 30, 2009, our working capital decreased $26.5 million to $18.3 million compared to $44.8 million at December 31, 2008.  Of the decrease in working capital, $6.3 million decrease in deferred tax assets due to utilization of acquired foreign net operating losses, as well as $18.3 million increase in current debt relates to financing of foreign acquisitions, an increase in our accrued miscellaneous tax liability of $7.2 million, and an increase of $3.0 million in accrued interest due to increased borrowings.  Offsetting these working capital decreases was a reduction of accrued liabilities related to a $12.0 million payment of an acquisition purchase accrual.

Net Cash Provided or Used:  Net cash provided by operating activities increased $57.7 million, or 36.9%, to $213.9 million during the nine months ended September 30, 2009 compared to $156.3 million for the comparable period in 2008.  The increase in operating cash was primarily due to higher earnings and increased collections on receivables.

Net cash used in investing activities for the nine months ended September 30, 2009 was $136.1 million compared to $82.3 million in the comparable period in 2008.  The difference is mainly due to $107.1 million paid for acquisitions and international investments in 2009, compared to $46.6 million for the same period in the prior year, partially offset by lower capital expenditures which decreased during the current period by $6.1 million when compared to same period of the prior year.

Net cash used in financing activities was $70.2 million during the nine months ended September 30, 2009 compared to $79.9 million for the comparable period in 2008.  A decrease of $70.3 million for the repurchase and cancellation of common stock over the prior year period was partially offset by a $163.4 million increase for repayment of long-term debt.  We had new private placement debt in 2008 of $100.0 million compared to a new term loan in 2009 of $215.0 million.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.4 million with JPMorganChase Bank N.A. that expires in May 2010.

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

Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.6 million on a pre-tax basis.

We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes.  We do not hedge these items to manage the exposure.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report.  On the basis of this evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective.

The term “disclosure controls and procedures” is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as “controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.”  Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007 and May 2008, we have been authorized to purchase a cumulative total of 16,224,578 shares of our common stock on the open market.  As of September 30, 2009, we had purchased a cumulative total of 13,092,447 shares.

The following table provides information about our purchases during the nine months ended September 30, 2009 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2009	340,965	$48.11	340,965	4,215,843
February 1- February 28, 2009	143,998	46.59	143,998	4,071,845
March 1- March 31, 2009	51,383	46.90	51,383	4,020,462
April 1- April 30, 2009	39,862	48.52	39,862	3,980,600

May 1- May 31, 2009	300	46.53	300	3,980,300
June 1- June 30, 2009	--	--	--	3,980,300
July 1- July 31, 2009	--	--	--	3,980,300
August 1- August 31, 2009	126,578	49.41	126,578	3,853,722
September 1- September 30, 2009	721,591	48.47	721,591	3,132,131

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

Dated: November 6, 2009

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)