Form 10-K
period 2009-12-31
STERICYCLE INC
filed 2010-02-26
CIK 861878

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009): $4,381,798,671.

On February 19, 2010, there were 84,781,016 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 25, 2010.

Stericycle, Inc.

2009 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Overview

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Canada, Argentina, Chile, Mexico, Ireland, Portugal, Romania, and the United Kingdom.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our regulated waste management services;

•	our Bio Systems® sharps management services to reduce the risk of needle sticks;

•	a variety of products and services for infection control; and

•	our regulated returns management services for expired or recalled products.

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer:

•	our regulated waste management services;

•	our Steri-Safe® Occupational Safety and Health Act (“OSHA”) and Health Insurance Portability and Accountability Act (“HIPAA”) compliance programs;

•	a variety of products and services for infection control; and

•	our regulated returns management services for expired or recalled products.

We operate integrated national regulated waste management networks in the United States, Canada, Argentina, Chile, Mexico, Ireland, Portugal, Romania, and the United Kingdom. Our national networks include a total of 113 processing or combined processing and collection sites and 135 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary electro-thermal-deactivation system (“ETD”), chemical treatment and incineration.

We serve approximately 459,200 customers worldwide, of which approximately 11,300 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and approximately 447,900 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities, veterinary offices, municipalities and retail pharmacies.

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

We believe that in 2009 the size of the global regulated waste market for the services we provide was approximately $10.5 billion. We estimate that our global market share increased to 11.2% in 2009 from 10.3% in 2008. Industry growth is driven by a number of factors. These factors include:

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

•

Environmental and Safety Regulation: We believe that many businesses that are not currently using third party regulated waste services are unaware either of the need for proper training of employees or of the requirements of OSHA regarding the handling of regulated waste. These businesses include manufacturing facilities, schools, restaurants, hotels and other businesses where employees may come into contact with blood-borne pathogens or handle hazardous materials. Similarly, the proper handling of expired or recalled products requires an expertise that many businesses lack or find inefficient to provide.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

•

Broad Range of Services: We offer our customers a broad range of services to help them develop systems and processes to manage their regulated waste safely and efficiently. For example, we have developed programs to help our customers ensure and maintain compliance with EPA, OSHA and HIPAA regulations.

•	Established Network of Processing and Transportation Locations in Each Country: We believe that networks like ours would be very expensive and time-consuming for a competitor to develop.

•

Diverse Customer Base and Revenue Stability: We have a very diverse customer base and contractual relationships in all the markets in which we operate. We are also generally protected from the cost of regulatory changes and increases in fuel, insurance and other operating costs because our regulated waste contracts typically allow us to adjust our prices to reflect these cost increases.

•

Strong Sales Network and Proprietary Database: We use both telemarketing and direct sales efforts to obtain new regulated waste customers. In addition, we have a large database of potential new small-quantity customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

•

Experienced Senior Management Team: We have experienced leadership. Our five most senior executives collectively have over 120 years of management experience in the health care, consumer and waste management industries.

•

Ability to Integrate Acquisitions: Since 1993 we have completed 180 acquisitions in the United States and foreign countries and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•

Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services that we offer our existing regulated waste customers. For example, through our Steri-Safe® program, we now offer OSHA compliance services to small-quantity customers, and an acquisition in 2003 enabled us to market our Bio Systems® sharps management program to large-quantity customers in new geographic areas. We have expanded our regulated waste services to pharmaceutical companies and other large-quantity generators through a series of acquisitions beginning in 2005 of nine businesses engaged in regulated returns and recall management or related services.

•

Improve Margins: We intend to continue working to improve our margins by increasing our base of small-quantity customers and focusing on service strategies that more efficiently meet the needs of our large-quantity customers. We have succeeded in raising the percentage of our domestic regulated waste revenues from small-quantity customers from 33% for the fourth quarter of 1996 to 63% for 2009.

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

We completed 180 acquisitions from 1993 through 2009, with 130 in the United States and 50 internationally.

During 2009, we completed 23 acquisitions, of which 16 were regulated waste businesses in the United States and seven were regulated waste businesses in Canada, Latin America, and Europe.

Services and Operations

Collection and Transportation: In many respects, our regulated waste business is one of logistics. Efficiency of collection and transportation of regulated waste is a critical element of our operations because it represents the largest component of our operating costs.

For regulated waste, we supply specially designed reusable leak- and puncture-resistant plastic containers to most of our large-quantity customers and many of our larger small-quantity customers. To assure regulatory compliance, we will not accept regulated waste from customers unless it is properly packaged in containers that we have either supplied or approved.

We collect containers or corrugated boxes of regulated waste from our customers at intervals depending upon customer requirements, contract terms and volume of waste generated. The waste is then transported directly to one of our processing or facilities or to one of our transfer stations where it is combined with other regulated waste and transported to a processing facility.

Transfer stations allow us to temporarily hold small loads of waste until they can be consolidated into full truckloads and transported to a processing or facility. Our use of transfer stations in a “hub and spoke” configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve and thereby increasing utilization of the facility by increasing the volume of waste that it processes.

We collect some expired or recalled products, but more typically, customers ship them directly to our processing facilities.

Processing and Disposal: Upon arrival at a processing or facility, containers or boxes of regulated waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer and the appropriate regulatory authorities are informed.

The regulated waste is then processed using one of our various treatment or processing technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill owned by an unaffiliated third party. After plastic containers such as our Steri-Tub® or Bio Systems® containers have been emptied, they are washed, sanitized and returned to customers for re-use.

Upon receipt at a processing facility, expired or recalled products are counted and logged, and controlled substances are stored securely. In accordance with the manufacturer’s instructions, expired or recalled products are then returned to the manufacturer or destroyed in compliance with applicable regulations.

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

Small-Quantity Customers: We target small-quantity customers as a growth area of our regulated waste business. We believe that small-quantity regulated waste customers view the potential risks of failing to comply with applicable state and federal regulated waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small-quantity customers relative to our large-quantity customers. We believe that the same potential exists in processing returns of expired products for smaller customers.

Steri-Safe®: Our domestic Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. Approximately 141,000 small-quantity customers are enrolled in this program. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings.

Mail-Back Program: We also operate a domestic “mail-back” program by which we can reach small-quantity regulated waste customers located in outlying areas that would be inefficient to serve using our regular route structure. Our mail-back program has allowed us to service customers as far away as Hawaii, Alaska, Guam, and the Virgin Islands. Mail-back programs are also used in home care patient settings.

Large-Quantity Customers: Our marketing efforts to large-quantity customers are conducted by account executives, service specialists and healthcare compliance specialists focused on serving as a trusted advisor for our customers. In this role, our field resources provide advice, training and consultative services to assist our large-quantity customers reach their objectives of: 1) staying in compliance with local, state, and federal regulations, 2) reducing their impact on the environment, and 3) maintaining a safe work environment for their staff and patients.

We offer singular waste stream services, including regulated waste services and Sharps Management Service featuring our Bio Systems® reusable containers. Additionally, we have the ability to manage all of the waste streams generated by the facility with our Integrated Waste Stream Solutions service. Many of Stericycle’s LQ services deliver fully integrated/ turnkey solutions which include program design, clinical staff education, implementation support, onsite service personnel and the necessary service equipment to support each program.

National Accounts: As a result of our extensive geographic coverage, we are capable of servicing national account customers (i.e., customers requiring regulated waste services at various geographically dispersed locations).

Contracts: We have multi-year contracts with the majority of our customers. We negotiate individual contracts with each customer. Although we have a standard form of contract, terms may vary depending upon the customer’s service requirements and the volume of regulated waste generated and, in some jurisdictions, statutory and regulatory requirements. Substantially all of our contracts with small-quantity customers contain automatic renewal provisions.

International

We conduct regulated waste operations in Canada, Argentina, Chile, Mexico, Ireland, Portugal, Romania, and the United Kingdom. We began our operations in Canada and Mexico in 1998, Argentina in 1999, the United Kingdom in 2004, Ireland in 2006, Chile in 2008, and Romania and Portugal in 2009.

Processing Technologies

We currently use both non-incineration technologies (autoclaving, chemical treatment and our proprietary ETD technology) and incineration technologies for treating regulated waste.

Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated medical waste. From our beginning we have championed the use of non-incineration treatment technologies such as our ETD process. While we recognize that some state regulations currently in force mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation.

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

Chem-Clave: Chemclaving treats regulated waste using high heat, pressure, and a steam auger to kill pathogens. The waste is treated in a sealed container while the auger shreds the waste, making it unrecognizable while exposing more surface area of the waste to the steam. After shredding and treatment, the waste residue is sterile and safe for landfill.

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

We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste. In addition, we are subject to extensive regulations designed to minimize employee exposure to regulated waste.

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

Domestic State and Local Regulation: We conduct business in all 50 states and Puerto Rico. Each state has its own regulations related to the handling, treatment and storage of regulated waste. Although there are many differences among the various state laws and regulations, for regulated waste many states have followed the model under the state RCRA equivalent. In each state where we operate a processing facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for applicable facilities. In addition, many local governments have ordinances and regulations, such as zoning and health regulations that affect our operations.

We maintain numerous governmental permits, registrations, and licenses to conduct our business. Our permits vary from state to state based upon our activities within that state and on the applicable state and local laws and regulations.

Foreign Regulation: We are subject to substantial regulation by the governments of the foreign jurisdictions in which we conduct regulated waste operations. The statutory and regulatory requirements vary from jurisdiction to jurisdiction.

Patents and Proprietary Rights

We consider the protection of our ETD technology to be relevant to our business. Our policy is to protect our technology by a variety of means, including applying for patents in the United States and in other foreign countries.

We hold seven current United States patents relating to the ETD treatment process and other aspects of processing regulated waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, Denmark, France, Ireland, Italy, Japan, Mexico, South Africa, South Korea, Spain, Sweden, and the United Kingdom.

The term of the first-to-end of our existing United States patents relating to our ETD treatment process ended in May 2009 and the term of the last-to-end will currently end in January 2019.

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

Employees

As of December 31, 2009, we had 7,784 full-time and 415 part-time employees, of which 5,524 were employed in the United States and 2,675 internationally. Approximately 300 of our U.S. drivers, transportation helpers and plant workers are covered by a total of five collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates through November 2011. We also have approximately 658 employees in Latin America under various collective bargaining agreements. We consider our employee relations to be satisfactory.

Website Access

We maintain an Internet website, www.stericycle.com, providing a variety of information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with the Securities and Exchange Commission are available, as soon as practicable after filing, at the investors’ page on our website, or by a direct link to our filings on the SEC’s free website, www.sec.gov.

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

We face direct competition from a large number of small, local competitors. Because it requires very little money or technical know-how to compete with us in the collection and transportation of regulated waste, there are many regional and local companies in the industry. We face competition from these businesses, and competition from them is likely to exist in the new locations to which we may expand in the future. In addition, large national companies with substantial resources may decide to enter the regulated waste industry. For example, in the U.S., Waste Management, Inc., a major solid waste company, has begun offering regulated waste management services to hospitals and possibly other large quantity generators of regulated waste.

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

We plan to grow both in the United States and in foreign countries. We have established operations in the United States, Canada, Mexico, Argentina, Chile, the United Kingdom, Ireland, Portugal, and Romania. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

As a result of acquisition accounting for our various acquisitions, our balance sheet at December 31, 2009 contains goodwill of $1.394 billion and other intangible assets, net of accumulated amortization, of $269.5 million (including indefinite lived intangibles of $71.1 million). In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other,” we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease two ETD processing facilities, 54 facilities that provide autoclave or incineration processing, and four facilities that use other processing technologies. All of our processing facilities also serve as collection sites. We own or lease 108 additional transfer and collection sites and nine additional sales/administrative sites. Internationally, we own or lease two ETD processing facilities, 44 facilities that provide autoclave or incineration processing, and seven facilities that use other processing technologies. We also lease or own 27 transfer and collection sites, 15 additional sales/administrative sites, and lease two landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.

Item 3. Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

On November 30, 2009, we entered into an agreement with the United States Department of Justice (“DOJ”) and the States of Missouri and Nebraska providing clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that allowed us to complete our pending acquisition of MedServe, Inc., which we closed on December 4, 2009.

Our agreement with the DOJ and the States of Missouri and Nebraska agreement requires us to divest certain assets that we acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. We are in the process of complying with the required divestiture. In addition, our agreement requires us for a period of ten years to notify the DOJ and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska or Oklahoma.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2009.

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	Chairman, President and Chief Executive Officer	54
Richard T. Kogler	Executive Vice President and Chief Operating Officer	50
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	53
Richard L. Foss	Executive Vice President, President International	55
Michael J. Collins	President, Return Management Services	53

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

Richard L. Foss has served as Executive Vice President of Corporate Development since March 2003 and became Executive Vice President, President International in July 2008. From 1999 to 2002, Mr. Foss was a corporate vice president and director of worldwide product marketing in the personal communication sector at Motorola Inc., and from 1977 until 1999, he held a number of management and marketing positions at The Procter & Gamble Company, including vice president and general manager of U.S. oral care products and general manager of U.S. respiratory and gastrointestinal products. Mr. Foss received a B.S. degree in chemistry and an M.B.A degree from Rensselaer Polytechnic Institute.

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

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

As of February 19, 2010, we had 164 stockholders of record. The Company’s stock trades on the NASDAQ National Market under the ticker symbol SRCL.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2008	$62.13	$50.38
Second quarter 2008	58.91	50.82
Third quarter 2008	64.77	49.72
Fourth quarter 2008	$61.13	$48.83

First quarter 2009	$52.66	$45.82
Second quarter 2009	52.54	46.11
Third quarter 2009	53.18	47.46
Fourth quarter 2009	$58.10	$47.58

We did not pay any cash dividends during 2009 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007 and May 2008, we have been authorized to purchase a cumulative total of 16,224,578 shares of our common stock on the open market. As of December 31, 2009, we had purchased a cumulative total of 13,186,117 shares.

The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2009	340,965	$48.11	340,965	4,215,843
February 1 - February 28, 2009	143,998	46.59	143,998	4,071,845
March 1 - March 31, 2009	51,383	46.90	51,383	4,020,462
April 1 - April 30, 2009	39,862	48.52	39,862	3,980,600
May 1 - May 31, 2009	300	46.53	300	3,980,300
June 1 - June 30, 2009	—	—	—	3,980,300
July 1 - July 31, 2009	—	—	—	3,980,300
August 1 - August 31, 2009	126,578	49.41	126,578	3,853,722
September 1 - September 30, 2009	721,591	48.47	721,591	3,132,131
October 1 - October 31, 2009	93,665	47.83	93,665	3,038,466
November 1 - November 30, 2009	5	54.04	5	3,038,461
December 1 - December 31, 2009	—	—	—	3,038,461

Total	1,518,347	$48.20	1,518,347	3,038,461

Equity Compensation Plans

The following table summarizes information as of December 31, 2009 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders(1)	5,705,060	$39.04	3,768,689
Equity compensation plans not approved by our security holders(2)	1,682,693	$23.18	414,317

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

Performance Graph

The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2009 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index and an index of a peer group of companies that we selected consisting of Republic Services, Inc., SRI/Surgical Express, Inc. (formerly Sterile Recoveries, Inc.), Steris Corporation, and Waste Management, Inc. The graph assumes that $100 was invested on December 31, 2004 in our common stock and in the stock represented by each of the three indexes, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Consolidated Financial Data

In thousands, except per share data

	Years Ended December 31,
	2009	2008	2007	2006(3)	2005
Statement of Income Data(1)
Revenues	$1,177,736	$1,083,679	$932,767	$789,637	$609,457
Income from operations	315,189	274,239	224,544	201,762	166,532
Net income attributable to Stericycle, Inc.	175,691	148,708	118,378	105,270	67,154
Earnings per share – Diluted(2)	2.03	1.68	1.32	1.16	0.74
Depreciation and amortization	39,990	34,148	31,137	27,036	21,431
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities	$277,246	$210,555	$174,042	$160,162	$94,327
Investing activities	(350,189)	(132,930)	(135,261)	(201,425)	(156,001)
Financing activities	81,772	(77,882)	(32,635)	52,547	59,500
Balance Sheet Data(1)
Cash, cash equivalents and short-term investments	$16,898	$10,503	$18,364	$16,040	$8,545
Total assets	2,182,803	1,759,298	1,608,159	1,327,906	1,047,660
Long-term debt, net of current portion	922,919	753,846	613,781	443,115	348,841
Stericycle, Inc. shareholders’ equity	$845,695	$670,480	$714,075	$625,081	$521,634

(1)	See Note 4 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2009.
(2)	See Note 12 to the Consolidated Financial Statements for information concerning the computation of net income per common share.
•

In 2009, net income includes the effects of $6.8 million of after-tax transactional expenses related to acquisitions that in prior years was allowed to be capitalized, and $1.0 million of after-tax restructuring costs for our regulated returns management services business. These costs were partially offset by $1.8 million benefit due to a net release of the prior years’ tax reserves. The net effect of these transactions negatively impacted diluted earnings per share (“EPS”) by $0.06.

•

In 2008, net income includes nonrecurring costs (net of tax) of $3.5 million related to a business dispute settlement and related costs, and a fixed asset write-down of equipment of $0.3 million. These costs negatively impacted diluted EPS by $0.05.

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

(3)

On January 1, 2006, we adopted new accounting standards for share-based payments using the modified prospective method to account for stock compensation costs. The standard requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. During the years ended December 31, 2009, 2008, 2007 and 2006, we recognized stock compensation expense (net of tax) of $9.3, $7.3 million, $6.6 million and $6.5 million, respectively. See Note 13 to the Consolidated Financial Statements for additional information related to stock compensation expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Report.

Introduction

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Canada, Argentina, Chile, Mexico, Ireland, Portugal, Romania, and the United Kingdom.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer our institutional regulated waste management services; our Bio Systems® sharps management services to reduce the risk of needle sticks; a variety of products and services for infection control; and our regulated returns and waste management services for expired or recalled products.

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer: our medical and regulated waste management services; our Steri-Safe® OSHA and HIPAA compliance programs; a variety of products and services for infection control; and our regulated returns services for expired or recalled products.

We operate integrated national regulated waste management networks in the United States, Canada, Argentina, Chile, Mexico, Ireland, Portugal, Romania, and the United Kingdom. Our national networks include a total of 113 processing or combined processing and collection sites and 135 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary ETD, chemical treatment, and incineration.

As of December 31, 2009, we served approximately 459,200 customers worldwide, of which approximately 447,900 were small quantity customers and 11,300 were large quantity customers.

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

Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly, are not amortized (see Note 10 to the Consolidated Financial Statements for additional information).

Our balance sheet at December 31, 2009 contains goodwill of $1.394 billion. In accordance with accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash write-offs of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the write-off occurs. We use the market value of our stock compared to book as the current measurement of total fair value of our company. The performance of each of our reporting units is compared to that fair value ratio, and any unforeseen material drop in our stock price may be an indicator of a potential impairment of goodwill. The results of the 2009 impairment test conducted in June 2009 did not show any impairment of goodwill, and no events have occurred since that time that indicates that an impairment situation exists.

Our permits are tested for impairment annually at December 31 or more frequently if circumstances indicate that they may be impaired. We use a discounted income approach model as the current measurement of the fair value of the permits. The estimate of income is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates. The results of the 2009 impairment test did not show any impairment of our permits and no events have occurred since that time that would indicate an impairment situation exists.

Other identifiable intangible assets, such as customer relationships, tradenames, and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 15-year and 40-year lives based on the specific type of relationship. This determination was based on an independent study performed on our customer relationships. Although the regulated waste management business is highly competitive, we have been able to maintain high customer retention through contracts with automatic renewal provisions and excellent customer service.

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

Income Taxes: We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. To provide for certain potential tax exposures, we maintain a reserve for specific tax contingencies, the balance of which management believes is adequate.

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

Insurance: Our insurance for workers’ compensation, vehicle liability and physical damage, and employee-related health care benefits is obtained using high deductible insurance policies. A third-party administrator is used to process all such claims. We require all workers’ compensation, vehicle liability and physical damage claims to be reported within 24 hours. As a result, we accrue our workers’ compensation, vehicle and physical damage liability based upon the claim reserves established by the third-party administrator at the end of each reporting period. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent that actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

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

At December 31, 2009, we have $15.8 million in cash and cash equivalents and $1.1 million of short-term investments that we carry on our books at fair value using Level 1 inputs.

At December 31, 2009, we have two interest rate swap contracts, covering $100 million of our borrowings outstanding under our term loan facility. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. The fair value of the hedge is calculated using Level 2 inputs and is recorded as a current liability of $1.2 million. The fair value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the two hedges.

As part of our acquisition accounting, we assign fair values to identifiable intangible assets; primarily customer relationships and operating permits. We use a discounted income approach whereby the expected after tax cash flows of the acquired entity are present valued. We use the financial information provided by the acquired company, and management assumptions related to future growth to determine expected future cash flows. We use data provided by unaffiliated external parties as well as internal financial information to calculate a weighted average cost of capital (“WACC”) for the acquired company. The expected cash flows and the calculated WACC are significant inputs in determining the fair value of our intangibles. During 2009, we assigned $70.0 million to customer relationships and $21.0 million to facility environmental permits using Level 3 inputs.

Restructuring Costs: In December of 2009, we announced the consolidation of operations within our Returns Management Services business. This consolidation will result in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia. The operations of those facilities will be moved to our Indianapolis, Indiana location. We have recognized $1.6 million in expense during the fourth quarter of 2009 related to this restructuring, of which $0.9 million was fixed asset write-offs and $0.7 was primarily severance, which will be paid during 2010. We estimate an additional $1.6 million in expense during 2010 of which approximately $0.8 million will be related to severance and other employee expenses, and $0.8 million will be related to lease and related occupancy charges. We expect that our restructuring will be completed by the end of 2010. We believe this restructuring will allow us to maximize the efficiency of our Returns Management Services business at a single location and management infrastructure.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following summarizes the Company’s operations:

In thousands, except per share data

	Years Ended December 31,
	2009		2008
	$	%	$	%
Revenues	$1,177,736	100.0	$1,083,679	100.0
Cost of revenues	595,608	50.6	573,554	52.9
Restructuring costs	704	0.1	—	—
Depreciation	29,028	2.5	25,096	2.3

Total cost of revenues	625,340	53.1	598,650	55.2
Gross profit	552,396	46.9	485,029	44.8
Selling, general and administrative expenses	216,911	18.4	194,158	17.9
Depreciation	5,572	0.5	5,013	0.5
Amortization	5,390	0.5	4,039	0.4

Total selling, general and administrative expenses	227,873	19.3	203,210	18.8
Restructuring costs and impairment of fixed assets	905	0.1	472	0.0
Transactional expenses related to acquisitions	7,333	0.6	—	—
Arbitration award and related costs	—	—	5,595	0.5
Acquisition integration expenses	1,096	0.1	1,513	0.1

Income from operations	315,189	26.8	274,239	25.3
Net interest expense	34,132	2.9	32,174	3.0
Income tax expense	101,299	8.6	90,296	8.3
Net income	176,389	15.0	148,771	13.7
Net income attributable to noncontrolling interests	698	0.1	63	0.0

Net income attributable to Stericycle, Inc.	$175,691	14.9	$148,708	13.7
Earnings per share – Diluted	$2.03		$1.68

Revenues: Our revenues increased $94.1 million, or 8.7%, to $1.18 billion in 2009 from $1.08 billion in 2008. Domestic revenues increased $81.8 million, or 9.8%, to $912.6 million from $830.8 million in 2008 as internal growth for domestic small account customers increased by approximately $39.6 million, over 8%, driven by an increase of Steri-Safe revenues. Revenues from domestic large account customers increased approximately $12.1 million, or over 4%, as we increased the total number of accounts and expanded our Sharps Management program. Returns Management Services revenues decreased by $22.3 million compared to 2008 due to lower than expected recall volumes. Domestic acquisitions less than one year old added an additional $52.4 million to the growth in revenues compared to 2008.

International revenues in 2009 were $265.1 million, compared to $252.9 million in 2008, an increase of $12.3 million, or 4.9%. Internal growth, currency rate fluctuations and acquisitions impact the comparison of 2009 to 2008. Internal growth was $18.3 million. The effect of exchange rates negatively impacted international 2009 revenues by $38.1 million as foreign currencies depreciated against the U.S. dollar. Acquisitions less than one year old favorably impacted revenue growth by $32.1 million.

Cost of Revenues: Our 2009 cost of revenues increased $26.7 million, or $4.5%, to $625.3 million compared to $598.6 million in 2008. Domestic cost of revenues increased $23.3 million, or 5.4%, to $458.3 million in 2009 compared to $435.0 million for 2008. International cost of revenues increased $3.4 million, or 2.1%, to $167.0 million in 2009 compared to $163.6 million in 2008.

Our gross margin percentage increased to 46.9% during 2009 from 44.8% during 2008. Domestic gross margin percentage increased 2.2% to 49.8% during 2009 from 47.6% in 2008. Our domestic gross profit for 2009 was unfavorably impacted by $0.7 million of restructuring costs for our Regulated Returns Management Services business. Lower gross margin in 2008 was primarily the result of energy and transportation costs increases in 2008, which were partially offset by higher revenues related to energy surcharges.

International gross margin improved 1.7 percentage points in 2009 compared to 2008, primarily due to integration of acquisitions and related efficiencies. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large national healthcare hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which can be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2009, our selling, general and administrative (“SG&A”) expenses, excluding acquisition related costs, increased $24.7 million, or 12.1%, to $227.9 million from $203.2 million in 2008. Amortization and depreciation expense as a percentage of revenue slightly increased to 0.9% in 2009 from 0.8% in 2008. Domestically, 2009 SG&A increased $21.4 million, or 13.2%, to $182.6 million from $161.2 million in 2008. The increase was primarily due to spending related to acquisitions, market penetration for our Bio Systems® sharps management and pharma waste programs and investments in the Steri-Safe services.

Internationally, our SG&A increased $3.3 million, or 7.9%, in 2009 to $45.3 million from $42.0 million in 2008, mostly due to acquisitions.

Income from Operations: Income from operations increased by $41.0 million, or 14.9%, to $315.2 million in 2009 from $274.2 million in 2008. Comparisons of income from operations between 2009 and 2008 are affected by various charges not considered part of our day-to-day operations. During the year ended December 31, 2009, we recognized $7.3 million in transactional expenses as result of adopting changes issued by the Financial Accounting Standards Board (“FASB”) to accounting rules related to business combinations and $0.9 million of restructuring costs for our regulated returns management services business. During the year ended December 31, 2008, we recorded expenses of $5.6 million related a business dispute settlement and related costs and $0.5 million related to fixed asset write-offs.

Domestically, our income from operations increased $31.5 million, or 13.5%, to $264.9 million in 2009 from $233.4 million in 2008. Internationally, our income from operations increased $9.5 million, or 23.4%, to $50.3 million in 2009 from $40.8 million in 2008.

Interest Expense and Interest Income: Interest expense increased to $34.4 million during 2009 from $33.1 million during 2008 due to higher borrowings in 2009. Interest income was $0.3 million during 2009 and $0.9 million during 2008.

Income Tax Expense: Income tax expense for the years 2009 and 2008 reflects an effective tax rate of approximately 36.5% and 37.8%, respectively, for federal and state income taxes. In 2009 we recognized a net $1.8 million benefit related to prior years unrecognized tax benefits.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following summarizes the Company’s operations:

In thousands, except per share data

	Years Ended December 31,
	2008		2007
	$	%	$	%
Revenues	$1,083,679	100.0	$932,767	100.0
Cost of revenues	573,554	52.9	491,789	52.7
Depreciation	25,096	2.3	23,057	2.5

Total cost of revenues	598,650	55.2	514,846	55.2
Gross profit	485,029	44.8	417,921	44.8
Selling, general and administrative expenses	194,158	17.9	168,657	18.1
Depreciation	5,013	0.5	4,423	0.5
Amortization	4,039	0.4	3,657	0.4

Total selling, general and administrative expenses	203,210	18.8	176,737	18.9
Gain on sale of assets	—	—	(2,099)	(0.2)
Impairment of intangible assets	—	—	2,269	0.2
Impairment of fixed assets	472	0.0	1,261	0.1
Arbitration award and related costs	5,595	0.5	13,904	1.5
Acquisition integration expenses	1,513	0.1	1,305	0.1

Income from operations	274,239	25.3	224,544	24.1
Write-down of investment	—	—	2,930	0.3
Insurance proceeds	—	—	(3,300)	(0.4)
Net interest expense	32,174	3.0	32,375	3.5
Income tax expense	90,296	8.3	72,862	7.8
Net income	148,711	13.7	118,653	12.7
Net income attributable to noncontrolling interests	63	0.0	275	0.0

Net income attributable to Stericycle, Inc.	$148,708	13.7	$118,378	12.7
Earnings per share – Diluted	$1.68		$1.32

Revenues: Our revenues increased $150.9 million, or 16.2%, to $1.08 billion in 2008 from $932.8 million in 2007. Domestic revenues increased $109.4 million, or 15.2%, to $830.8 million from $721.4 million in 2007 as internal growth for domestic small account customers increased by approximately $52.5 million, over 13%, driven by an increase of Steri-Safe customers. Revenues from domestic large account customers increased approximately $21.9 million, or over 9% as we increased the total number of accounts. Returns Management Services revenues decreased by over $10.8 million compared to 2007 due to lower than expected recall volumes. Domestic acquisitions less than one year old added an additional $45.8 million in revenues compared to 2007.

International revenues in 2008 were $252.9 million, compared to $211.4 million in 2007, an increase of $41.5 million, or 19.6%. Internal growth, currency rate fluctuations, acquisitions, and the divestiture of some plants in the United Kingdom, impact the comparison of 2008 to 2007. Internal growth was $30.8 million. The effect of exchange rates negatively impacted international 2008 revenues by $11.3 million as foreign currencies depreciated against the U.S. dollar. Acquisitions less than one year old favorably impacted revenues by $23.9 million. The divestiture of selected Sterile Technologies Group, Ltd., (“STG”) plants in the first quarter of 2007 negatively impacted the comparison to 2008 by $1.9 million.

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

International gross margin increased 3.9% in 2008 compared to 2007, primarily due to integration of acquisitions and related efficiencies. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large national healthcare hospitals. As the international segment increases, consolidated gross margins receive downward pressure due to this “business mix” shift, which can be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2008, SG&A expenses increased $26.5 million, or 15.0%, to $203.2 million from $176.7 million in 2007. Amortization and depreciation expense, as a percentage of revenue, did not change from 2007 to 2008. Domestically, 2008 SG&A increased $18.1 million, or 12.6%, to $161.2 million from $143.1 million in 2007. The increase was primarily due to spending related to acquisitions, market penetration for our Bio Systems® sharps management program and investments in the Steri-Safe and returns management services.

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

Liquidity and Capital Resources

Our $850 million senior credit facility maturing in August 2012, our $215 million term loan maturing in June 2012, and our $100 million private placement notes maturing April 2015, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At December 31, 2009, we were in compliance with all of our financial debt covenants.

As of December 31, 2009, we had $381.6 million of borrowings outstanding under our $850 million senior unsecured credit facility, which includes foreign currency borrowings of $31.1 million. We also had $223.7 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of December 31, 2009 was $244.7 million. At December 31, 2009, our interest rates on borrowings under our revolving credit facility were

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 0.75%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.0% per annum.

As of December 31, 2009, we had $215 million term loan debt outstanding which was entered into during 2009 with several lenders maturing in June 2012. Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the term loan agreement. The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%. As of December 31, 2009, the applicable margin was 3.0%. The weighted average rate of interest on the term loan was 5.8% per annum which includes the amounts under our interest rate hedge. After the first year, we are required to make quarterly principal payments of 2.5% of the principal amount of the outstanding term loans, and the remainder at maturity.

As of December 31, 2009, we had $100 million outstanding 5.64% private placement notes which we entered into on April 15, 2008 with nine institutional purchasers. The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

At December 31, 2009, we had $292.2 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2009, other foreign subsidiary bank debt, and capital leases.

Working Capital: At December 31, 2009, our working capital decreased by $19.0 million to $25.8 million compared to $44.8 million at December 31, 2008. Of the decrease in working capital, $27.1 million increase in current debt relates to financing of foreign and domestic acquisitions in 2009, partially offset by a reduction of accrued liabilities related to a $12.0 million payment of an acquisition purchase accrual.

Net Cash Provided or Used: Net cash provided by operating activities increased $66.7 million, or 31.7%, to $277.2 million during 2009 compared to $210.6 million for 2008. The increase in operating cash was primarily due to an increase in net income of 18.1%, improved collections, and increase in accounts payable.

Net cash used in investing activities during 2009 was $350.2 million compared to $132.9 million used in 2008. The difference is due to $226.9 million more paid for acquisitions in 2009, partially offset by $7.6 million less spent for capital expenditures.

Net cash provided by financing activities was $81.8 million during 2009 compared to $77.9 million net cash used in 2008. As described above, in 2009, we entered into $215 million term loan credit agreement. In 2008, we completed the private placement of $100 million in unsecured seven-year notes, primarily used to pay down our revolver debt. There was $91.7 million less of the purchase of treasury stock in 2009.

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments as of December 31, 2009:

Payments due by period (dollars in thousands)

	Total	2010	2011-2012	2013-2014	2015 and After
Long-term debt(1)	$1,084,770	$92,393	$743,652	$100,286	$148,439
Capital lease obligations(1)	6,400	3,032	2,380	311	677
Operating leases	196,931	41,483	59,308	30,375	65,765
Purchase obligations	505	409	96	—	—
Other long-term liabilities(1)(2)	7,698	1,002	1,545	998	4,153

Total contractual cash obligations	$1,296,304	$138,319	$806,981	$131,970	$219,034

(1)

The long-term debt, capital leases, and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. For long-term debt with floating rate of interest, management used judgment to estimate the future rate of interest.

(2)

Other long-term liabilities include amounts related to non-compete agreements and exclude payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

At December 31, 2009, we had $223.7 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.2 million with JPMorganChase Bank N.A. that expires in May 2010. We also have notes receivable to Shiraihsi for approximately $14.9 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $5.5 million on a pre-tax basis.

In October 2008, Stericycle entered into three interest rate swap contracts covering $225 million of our borrowings outstanding under our senior credit facility. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. In October 2009 we settled one interest rate swap with the notional value of $125 million. The remaining two contracts are as follows:

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

Item 8. Consolidated Financial Statements and Supplementary Data

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 31.

Stericycle, Inc.

Lake Forest, IL

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited Stericycle, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stericycle, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No.51 (codified in FASB ASC Topic 810, Consolidation) both of which were effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 26, 2010

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$15,767	$9,095
Short-term investments	1,131	1,408
Accounts receivable, less allowance for doubtful accounts of $8,709 in 2009 and $6,616 in 2008	179,770	168,598
Deferred income taxes	14,087	16,821
Prepaid expenses	12,421	11,273
Other current assets	23,364	17,235

Total Current Assets	246,540	224,430
Property, Plant and Equipment, net	246,154	207,144
Other Assets:
Goodwill	1,394,091	1,135,778
Intangible assets, less accumulated amortization of $18,546 in 2009 and $14,116 in 2008	269,454	170,624
Other	26,564	21,322

Total Other Assets	1,690,109	1,327,724

Total Assets	$2,182,803	$1,759,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$65,932	$38,880
Accounts payable	47,608	33,612
Accrued liabilities	92,226	93,487
Deferred revenues	14,954	13,663

Total Current Liabilities	220,720	179,642
Long-term debt, net of current portion	922,919	753,846
Deferred income taxes	171,744	147,287
Other liabilities	10,247	7,885
Common Shareholders’ Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,715,005 issued and outstanding in 2009, 85,252,879 issued and outstanding in 2008)	847	852
Additional paid-in capital	47,522	67,776
Accumulated other comprehensive loss	(12,292)	(32,075)
Retained earnings	809,618	633,927

Stericycle, Inc. Shareholders’ Equity	845,695	670,480
Noncontrolling interest	11,478	158

Total Shareholders’ Equity	857,173	670,638

Total Liabilities and Shareholders’ Equity	$2,182,803	$1,759,298

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

	Years Ended December 31,
	2009	2008	2007
Revenues	$1,177,736	$1,083,679	$932,767

Costs and Expenses:
Cost of revenues	624,636	598,650	514,846
Restructuring costs – cost of revenues	704	—	—
Selling, general and administrative expenses	227,873	203,210	176,737
Gain on sale of assets	—	—	(2,099)
Restructuring costs and impairment of fixed assets	905	472	1,261
Impairment of intangible assets	—	—	2,269
Transactional expenses related to acquisitions	7,333	—	—
Arbitration award and related costs	—	5,595	13,904
Acquisition integration expenses	1,096	1,513	1,305

Total Costs and Expenses	862,547	809,440	708,223

Income from Operations	315,189	274,239	224,544

Other Income (Expense):
Interest income	201	930	1,590
Interest expense	(34,333)	(33,104)	(33,965)
Write-down of investment	—	—	(2,930)
Proceeds from insurance	—	—	3,300
Other expense, net	(3,369)	(2,998)	(1,024)

Total Other Expense	(37,501)	(35,172)	(33,029)

Income Before Income Taxes	277,688	239,067	191,515

Income Tax Expense	101,299	90,296	72,862

Net Income	$176,389	$148,771	$118,653

Less: Net Income Attributable to Noncontrolling Interests	698	63	275

Net Income Attributable to Stericycle, Inc.	175,691	148,708	118,378

Earnings Per Common Share:
Basic	$2.07	$1.73	$1.35

Diluted	$2.03	$1.68	$1.32

Weighted Average Number of Common Shares Outstanding:
Basic	84,769,912	85,950,192	87,578,650
Diluted	86,744,003	88,335,832	89,933,242

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$176,389	$148,771	$118,653
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	—	—	(2,099)
Restructuring costs and impairment of fixed assets	1,609	472	1,261
Impairment of intangibles	—	—	2,269
Write-down of investment	—	—	2,930
Write-off of note receivable related to joint venture	—	798	—
Stock compensation expense	14,638	11,755	10,714
Excess tax benefit of stock options exercised	(10,905)	(9,319)	(8,054)
Depreciation	34,600	30,109	27,480
Amortization	5,390	4,039	3,657
Deferred income taxes	22,253	26,522	17,265
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	12,567	(12,998)	(11,400)
Accounts payable	2,420	(7,041)	6,987
Accrued liabilities	21,464	19,517	1,566
Deferred revenues	89	1,597	537
Other assets and liabilities	(3,268)	(3,667)	2,276

Net cash provided by operating activities	277,246	210,555	174,042

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(311,891)	(84,947)	(114,781)
Proceeds from maturity/(purchase) of short-term investments	385	(463)	1,301
Proceeds from sale of assets	—	—	26,616
Proceeds from sale of property and equipment	1,227	—	—
Capital expenditures	(39,910)	(47,520)	(48,397)

Net cash used in investing activities	(350,189)	(132,930)	(135,261)

FINANCING ACTIVITIES:
Repayment of long-term debt	(19,023)	(13,866)	(30,447)
Borrowings on senior credit facility	963,061	977,352	506,472
Repayments of senior credit facility	(1,022,666)	(1,000,425)	(428,786)
Proceeds from private placement of long-term note	—	100,000	—
Proceeds from term loan	215,000	—	—
Principal payments on capital lease obligations	(1,106)	(527)	(212)
Payments of deferred financing costs	(3,635)	(236)	(606)
Purchase/ cancellation of treasury stock	(75,686)	(167,338)	(103,679)
Proceeds from other issuance of common stock	14,922	17,839	16,569
Excess tax benefit of stock options exercised	10,905	9,319	8,054

Net cash provided by/(used in) financing activities	81,772	(77,882)	(32,635)
Effect of exchange rate changes on cash	(2,157)	(7,756)	(2,530)

Net increase/(decrease) in cash and cash equivalents	6,672	(8,013)	3,616
Cash and cash equivalents at beginning of year	9,095	17,108	13,492

Cash and cash equivalents at end of year	$15,767	$9,095	$17,108

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$38,090	$106,074	$112,509
Net issuance of common stock for certain acquisitions	—	—	13,667

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2009, 2008 and 2007

In thousands

	Stericycle, Inc. Equity					Noncontrolling Interest	Total Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	88,504	$886	$252,125	$366,841	$5,229	$5,270	$630,351
Issuance of common stock for exercise of options and warrants and employee stock purchases	1,067	10	16,559	—	—	—	16,569
Issuance of common stock for acquisitions	228	2	13,665	—	—	—	13,667
Purchase/ Cancellation of treasury stock	(2,338)	(24)	(103,655)	—	—	—	(103,679)
Stock compensation expense	—	—	10,714	—	—	—	10,714
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	8,054	—	—	—	8,054
Change in noncontrolling interest	—	—	—	—	—	(5,585)	(5,585)
Currency translation adjustment	—	—	—	—	25,125	3	25,128
Change in fair value of cash flow hedge	—	—	—	—	166	—	166
Net income	—	—	—	118,378	—	275	118,653

Comprehensive income							143,947

Balance at December 31, 2007	87,411	$874	$197,462	$485,219	$30,520	$(37)	$714,038

Issuance of common stock for exercise of options and warrants and employee stock purchases	1,064	10	19,049	—	—	—	19,059
Purchase/ Cancellation of treasury stock	(3,222)	(32)	(169,809)	—	—	—	(169,841)
Stock compensation expense	—	—	11,755	—	—	—	11,755
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	9,319	—	—	—	9,319
Change in noncontrolling interest	—	—	—	—	—	184	184
Currency translation adjustment	—	—	—	—	(59,301)	(52)	(59,353)
Change in fair value of cash flow hedge, net of tax of $1,900	—	—	—	—	(3,294)	—	(3,294)
Net income	—	—	—	148,708	—	63	148,771

Comprehensive income							86,124

Balance at December 31, 2008	85,253	$852	$67,776	$633,927	$(32,075)	$158	$670,638

Issuance of common stock for exercise of options and employee stock purchases	1,132	12	15,889	—	—	—	15,901
Purchase/ Cancellation of treasury stock	(1,670)	(17)	(73,164)	—	—	—	(73,181)
Stock compensation expense	—	—	14,638	—	—	—	14,638
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	22,383	—	—	—	22,383
Change in noncontrolling interest	—	—	—	—	—	9,787	9,787
Currency translation adjustment	—	—	—	—	17,595	835	18,430
Change in fair value of cash flow hedge, net of tax of $454	—	—	—	—	2,188	—	2,188
Net income	—	—	—	175,691	—	698	176,389

Comprehensive income							197,007

Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1—DESCRIPTION OF BUSINESS

We were incorporated in 1989 and presently serve a very diverse customer base of over 459,000 customers throughout the United States, Canada, Argentina, Chile, Mexico, Ireland, Portugal, Romania, and the United Kingdom. Domestically, we own or lease two ETD processing facilities, 54 facilities that provide autoclave or incineration processing, and four facilities that use other processing technologies. All of our processing facilities also serve as collection sites. We own or lease 108 additional transfer and collection sites and nine additional sales/administrative sites. We use our fully integrated, national network to provide a broad range of services to our customers including regulated waste management services and regulated return and recall management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return and recall management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system. Internationally, we own or lease two ETD processing facilities, and 44 facilities that provide autoclave or incineration processing, and seven facilities that use other processing technologies. We also lease or own 27 transfer and collection sites, 15 additional sales/administrative sites, and lease two landfills.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of December 31, 2009 and 2008, the results of our operations for the three years ended December 31, 2009, 2008 and 2007, our cash flows for the three years ended December 31, 2009, 2008 and 2007 and our statement of changes in equity for the three years ended December 31, 2009, 2008 and 2007. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through February 26, 2010, the date of issuance of the consolidated financial statements.

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

These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2009, as filed with our Annual Report on Form 10-K for the year ended December 31, 2009. Current amounts in previously issued financial statements were reclassified to conform to the current period presentation.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	5 to 30 years
Machinery and equipment	5 to 20 years
Containers	2 to 20 years
Transportation equipment	3 to 7 years
Office equipment and furniture	3 to 10 years
Software	1 to 7 years

Our containers have a weighted average remaining useful life of 11.9 years.

During the years ended December 31, 2009, 2008 and 2007 we wrote down $0.9 million, $0.5 million and $1.3 million, respectively, related to equipment that had been permanently idled.

Goodwill and Identifiable Intangibles:

Goodwill and identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have useful lives from 15 to 40 years based upon the type of customer, with a weighted average remaining useful life of 37.5 years. We have non-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 5.7 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average remaining useful life of 38.6 years. We have determined that our permits have indefinite lives and therefore are not amortized.

Valuation of our intangible customer relationships and permits is derived using a discounted income approach. Financial information such as revenues, costs, assets and liabilities related to the intangible asset are input into a standard valuation model to determine a stream of income attributable to that intangible. The income stream is then discounted to the present to arrive at a valuation. We perform annual impairment tests on our indefinite lived intangible assets.

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

Amortizable identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 15 and 40 year lives based on the specific type of relationship. The valuation of our contractual customer relationships was derived using a discounted income approach valuation model similar to the method used for permit impairment testing mentioned earlier. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows (see Note 10 to the Consolidated Financial Statements).

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. Bad debt expense was $6.9 million, $5.0 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, derivatives, accounts receivable and payable and long-term debt. At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $985.0 million, compared to a carrying amount of $988.9 million. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when known and estimable. These losses, when incurred, have been within the range of our expectations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where we make estimates include allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, income tax liabilities and accrued auto and workers’ compensation insurance claims and intangible asset valuations. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, amortization expense and rental payments are based upon foreign exchange rates as of December 31, 2009 (see Notes 7, 10 and 11 to the Consolidated Financial Statements).

Derivative Instruments:

We have two interest rate swap contracts, covering $100 million of our borrowings outstanding under our term loan facility. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. The fair market of the two hedges is recorded as a current liability of $1.2 million (see Note 9 to the Consolidated Financial Statements for more information). The fair market value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the two hedges.

Stock-Based Compensation:

We recognize compensation expense for all stock-based payment awards made to our employees and directors. The fair value of stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon historical experience. The expected term of the stock options is based upon the historical volatility of our stock price. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates for a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We do not have any environmental liabilities recorded at December 31, 2009 nor are we aware of any issues at our facilities that could initiate the need for environmental remediation.

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

Business Combinations

On January 1, 2009, we adopted an update to existing accounting standards for business combinations. The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, contingent consideration is fair-valued at acquisition date and changes to that fair value are recognized to the income statement, noncontrolling interests are recognized at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Net income for the year of 2009 included the effect of $6.8 million of after-tax charges related to this change in accounting standards. Because of the inherent uncertainty of the number, structure and complexity of the acquisitions that we may complete in the future, and the magnitude of the transaction expenses that we may incur in completing these acquisitions, the future impact of this accounting change is not reasonably estimable.

Effective January 1, 2009, Stericycle adopted changes issued by the FASB on accounting for contingencies acquired through business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. Otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met. The changes also require (i) contingent consideration arrangements of an acquire assumed by the acquirer in a business combination be recognized initially at fair value; (ii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iii) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.

Consolidation

On January 1, 2009, Stericycle adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the financial statements. The presentation and disclosure requirements of these changes were applied retrospectively and reflect noncontrolling interests in certain Latin American acquisitions.

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

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this accounting standard did not have a material impact on our financial statements

Subsequent Events

On June 30, 2009, Stericycle adopted changes issued by the FASB relating to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance.

Accounting Standards not yet adopted

Revenue Recognition

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We do not generally have arrangements with multiple deliverables and therefore do not expect any material impact to our financial statements upon adoption.

Consolidation

In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities (“VIE”). This standard clarifies the characteristics that identify VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. We adopted the standard on January 1, 2010 and do not expect the standard to have an impact on our financial statements.

NOTE 3—FAIR VALUE MEASUREMENTS

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

Level 1: At December 31, 2009, we have $15.8 million in cash and cash equivalents, and $1.1 million of short-term investments that we carry on our books at fair value using Level 1 inputs. At December 31, 2008, we had $9.1 million in cash and cash equivalents and $1.4 million of short-term investments on our books at fair value using market price inputs.

Level 2: In October 2008, we entered into three interest rate swap contracts, covering $225 million of our borrowings outstanding under our senior credit facility. The objective of the swaps is to reduce the risk of volatile interest expense by fixing the rate. The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged. We apply hedge accounting to these instruments with changes in the fair value of the swap agreements recorded as a component of other comprehensive income. In October 2009 we settled one interest rate swap with the notional value of $125 million. The fair value of the remaining hedges is recorded as a current liability of $1.2 million at December 31, 2009. At December 31, 2008 the fair value of the hedges was recorded as a liability of $4.8 million, of which $2.1 million was current. The fair value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the two hedges.

Level 3: As part of our acquisition accounting, we assign fair values to identifiable intangible assets; primarily customer relationships and operating permits. We use a discounted income approach whereby the expected after tax cash flows of the acquired entity are present valued. We use the financial information provided by the acquired company, and management assumptions related to future growth to determine expected future cash flows. We use data provided by unaffiliated external parties as well as internal financial information to calculate a weighted average cost of capital (“WACC”) for the acquired company. The expected cash flows and the calculated WACC are significant inputs in determining the fair value of our intangibles. During 2009, we assigned $70.0 million to customer relationships and $21.0 million to facility environmental permits.

At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $985.0 million, compared to a carrying amount of $988.9 million. At December 31, 2008, the fair value of the Company’s debt obligations was estimated at $771.5 million, compared to a carrying amount of $792.7 million. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 4—ACQUISITIONS AND DIVESTITURES

During 2009, we completed 23 acquisitions, of which 16 were domestic regulated waste businesses and seven were international regulated waste businesses in Canada, Latin America and Europe.

The aggregate purchase price of our acquisitions during the year ended December 31, 2009 was approximately $350.0 million, of which approximately $19.8 million in cash payments related to transactions that closed in 2008 and were distributed in 2009. The purchase price of our 2009 acquisitions was approximately $330.2, of which $292.1 million was paid in cash and $38.1 million was paid by the issuance of promissory notes.

On November 30, 2009 we entered into an agreement with the United States Department of Justice and the States of Missouri and Nebraska providing clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that allowed us to complete our acquisition of MedServe, Inc. for $182.5 million. The agreement requires us to divest certain assets that were acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. In addition, the agreement requires Stericycle for a period of 10 years to notify the United States Department of Justice and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska and Oklahoma. This divestiture has not been completed. Acquisition accounting for MedServe is not yet complete pending certain intangible valuations and fixed asset appraisals, however estimates for these have been made and are included in our balance sheet.

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

For financial reporting purposes, our 2009 acquisitions were accounted for using the acquisition method of accounting. Our 2008 and 2007 acquisitions were accounted for using the purchase method of accounting. The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and are preliminary pending completion of certain intangible asset valuations. The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

The total purchase price for 2009, 2008 and 2007 of $350.0, $191.0 million and $241.0 million, respectively, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. Some allocations are pending completion of certain intangible asset valuations. Goodwill was recorded in the amounts of $240.4, $148.9 million and $203.8 million during the years 2009, 2008 and 2007, respectively (see Note 10 to the Consolidated Financial Statements). Tax deductible goodwill, pending final purchase accounting, was approximately $73.3 million, $109.9 million and $98.9 million for the years 2009, 2008 and 2007, respectively. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following items:

In thousands

	2009	2008
Land	$14,250	$14,322
Building and improvements	78,549	66,810
Machinery and equipment	257,736	211,153
Office equipment and furniture	44,151	41,811
Internally developed software	7,142	6,015
Construction in progress	21,447	13,610

Total property, plant & equipment	423,275	353,721
Less: accumulated depreciation and amortization	(177,121)	(146,577)

Property, plant and equipment, net	$246,154	$207,144

NOTE 6—INCOME TAXES

The U.S. and foreign components of income before income taxes consist of the following for the years ended December 31, 2009, 2008 and 2007:

In thousands

	2009	2008	2007
U.S.	$229,343	$205,183	$167,603
Foreign countries	48,345	33,884	23,912

Total income before income taxes	277,688	239,067	191,515

Significant components of our income tax expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

In thousands

	2009	2008	2007
Current
U.S. federal	$60,493	$49,635	$39,440
U.S. state	8,938	8,053	8,042
Foreign countries	9,895	7,120	3,298

	79,326	64,808	50,780
Deferred
U.S. federal	16,046	19,279	14,275
U.S. state	2,636	4,722	2,805
Foreign countries	3,291	1,487	5,002

	21,973	25,488	22,082

Total provision	$101,299	$90,296	$72,862

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	2.7%	3.5%	3.7%
Other	(1.2)%	(0.7)%	(0.6)%

Effective tax rate	36.5%	37.8%	38.1%

Cash payments for income taxes were $66.5 million, $52.4 million and $45.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

In thousands

	2009	2008
Deferred tax liabilities:
Property, plant and equipment	$(62,500)	$(36,610)
Goodwill and intangibles	(135,321)	(116,817)
Other	(9,814)	—

Total deferred tax liabilities	(207,635)	(153,427)
Deferred tax assets:
Accrued liabilities	$14,310	$9,158
Other	14,499	5,053
Net operating tax loss carry forward	21,169	8,750

Total deferred tax assets	49,978	22,961

Net deferred tax liabilities	$(157,657)	$(130,466)

At December 31, 2009, net operating loss carry forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry forwards related to our acquisitions. The remaining net operating loss carry forwards from acquisitions are approximately $58 million that begin to expire in 2016. We expect to fully utilize the net operating losses that would otherwise expire in 2016.

Undistributed earnings of foreign subsidiaries are considered permanently invested, and therefore no U.S. deferred taxes are recorded thereon. The cumulative amounts of such earnings are $117 million at December 31, 2009, and it was not practicable to estimate the U.S. withholding tax thereon assuming repatriation.

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) concluded an examination of the Company’s U.S. income tax return for 2004; subsequent tax years remain open and subject to examination by the IRS. Our subsidiaries in foreign countries have tax years open ranging from 2002 through 2009.

The Company has recorded accruals to cover certain unresolved tax issues. Such contingent liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for contingent liabilities as deemed necessary.

The total amount of unrecognized tax positions as of December 31, 2009 is $7.6 million, which includes immaterial amounts of interest and penalties and is reflected as a liability on the balance sheet. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $7.6 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2008 and 2009:

In thousands

Unrecognized tax positions, January 1, 2008	$3,675
Gross increases- tax positions in prior period	786
Gross decreases- tax positions in prior period	(99)
Gross increase- current period tax positions	2,461
Settlement	(1,414)
Lapse of statute of limitations	(91)

Unrecognized tax positions, December 31, 2008	$5,318

Gross increases- tax positions in prior period	2,133
Gross decreases- tax positions in prior period	—
Gross increase- current period tax positions	3,460
Settlement	(51)
Lapse of statute of limitations	(3,238)

Unrecognized tax positions, December 31, 2009	$7,622

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following at December 31:

In thousands

	2009	2008
Obligations under capital leases	$5,845	$1,182
Senior credit facility	381,602	439,794
Notes payable and other foreign debt	286,404	251,750
Term loan	215,000	—
Private placement	100,000	100,000

	988,851	792,726
Less: Current portion	65,932	38,880

Total	$922,919	$753,846

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2009 are as follows:

In thousands

2010	$63,196
2011	44,091
2012	652,128
2013	24,579
2014	56,242
Thereafter	142,770

$983,006

We paid interest of $24.8 million, $29.1 million and $31.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands

	2009	2008
Buildings	$561	$114
Machinery and equipment	4,067	176
Office equipment	—	111
Vehicles	4,181	2,760
Less: Accumulated depreciation and amortization	(2,354)	(1,472)

	$6,455	$1,689

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows:

In thousands

2010	$3,032
2011	1,697
2012	683
2013	226
2014	85
Thereafter	677

Total minimum lease payments	6,400
Less: Amounts representing interest	(555)

Present value of net minimum lease payments	5,845
Less: Current portion	(2,736)

Long-term obligations under capital leases	$3,109

Senior Credit Facility

Our $850 million senior credit facility maturing in August 2012, our $215 million term loan maturing in June 2012, and our $100 million private placement notes maturing April 2015, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At December 31, 2009, we were in compliance with all of our financial debt covenants.

As of December 31, 2009, we had $381.6 million of borrowings outstanding under our $850 million senior unsecured credit facility, which includes foreign currency borrowings of $31.1 million. We also had $223.7 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of December 31, 2009 was $244.7 million. At December 31, 2009, our interest rates on borrowings under our revolving credit facility were

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 0.75%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.0% per annum.

As of December 31, 2009, we had $215 million term loan debt outstanding which was entered into during 2009 with several lenders maturing in June 2012. Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the term loan agreement. The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%. As of December 31, 2009, the applicable margin was 3.0%. The weighted average rate of interest on the term loan was 5.8% per annum which includes the amounts under our interest rate hedge. After the first year, we are required to make quarterly principal payments of 2.5% of the principal amount of the outstanding term loans, and the remainder at maturity.

As of December 31, 2009, we had $100 million outstanding 5.64% private placement notes which we entered into on April 15, 2008 with nine institutional purchasers. The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

At December 31, 2009, we had $292.2 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2009, other foreign subsidiary bank debt, and capital leases.

Notes Payable and Foreign Subsidiary Debt

At December 31, 2009, we had private placement notes, promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $386.4 million. Of the $386.4 million, $223.7 million of promissory notes was secured with letters of credit. Of the $386.4 million, $334.6 million had a fixed interest rate and $51.8 million had a floating interest rate. The weighted average interest rate was 4.46% and the weighted average maturity was approximately 4.9 years.

At December 31, 2008 we had private placement notes, promissory notes and foreign subsidiary bank debt, primarily issued as a result of acquisitions, totaling $351.8 million. Of the $351.8 million, $212.3 million of promissory notes was secured with letters of credit. Of the $351.8 million, $317.4 million had a fixed interest rate and $34.4 million had a floating interest rate. The weighted average interest rate was 5.05% and the weighted average maturity was approximately 6.1 years.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.2 million with JPMorganChase Bank N.A. that expires in May 2010. We also have notes receivable to Shiraishi for approximately $14.9 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities at December 31 consist of the following items:

In thousands

	2009	2008
Accrued compensation	$21,732	$19,676
Accrued insurance	22,690	19,524
Accrued income tax	7,567	7,397
Accrued interest	5,726	4,505
Accrued professional liabilities	1,468	1,364
Accrued acquisition payment	241	12,000
Accrued liabilities- other	32,802	29,021

Total accrued liabilities	$92,226	$93,487

NOTE 9—DERIVATIVE INSTRUMENTS

In July 2009 we settled our remaining GBP Sterling forward hedge related to an intercompany loan. The notional value of the contract was £8.0 million Sterling and settled at $13.9 million USD. Settlement of the contract resulted in an immaterial charge to earnings.

In October 2008, Stericycle entered into three interest rate swap contracts covering $225 million of our borrowings outstanding under our senior credit facility. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. In October 2009 we settled one interest rate swap with the notional value of $125 million. The remaining two contracts are as follows:

In thousands

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Expiration Date
$75,000	2.79%	1 Month Libor	April 2010
$25,000	2.94%	1 Month Libor	October 2010

We entered into the interest rate swaps in order to manage the risk of interest rate changes to our interest expense. The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged. The fair market of the remaining two hedges is recorded as a current liability of $1.2 million at December 31, 2009. At December 31, 2009, the hedges were determined to be 100% effective. Gains or losses on hedges are reclassified into interest expense when the effect of the hedged item is recognized in earnings. The fair market value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the two hedges.

NOTE 10—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with FASB Accounting Standards, goodwill and other indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired.

We have two geographical reporting segments, “United States” and “Foreign Countries”, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 was as follows:

In thousands

	United States	Foreign Countries	Total
Balance as of December 31, 2007	$827,962	$205,371	$1,033,333
Goodwill acquired during year	129,497	19,405	148,902
Changes due to currency fluctuation	—	(46,457)	(46,457)

Balance as of December 31, 2008	957,459	178,319	1,135,778
Goodwill acquired during year	195,690	44,700	240,390
Changes due to currency fluctuation	—	17,923	17,923

Balance as of December 31, 2009	$1,153,149	$240,942	$1,394,091

During the quarter ended June 30, 2009, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns Management and Foreign Countries, and determined that none of our recorded goodwill was impaired.

At December 31, 2009 and 2008, we had $71.1 million and $48.1 million, respectively, of indefinite lived intangibles that consist of environmental permits. In 2009 and 2008, we performed our annual permit impairment evaluation and determined that, other than noted above, there was no impairment.

Our intangible assets, other than indefinite lived goodwill and permits, will continue to be amortized over their useful lives. In 2009, we assigned $70.0 million to customer relationships with amortization periods of 15 to 40 years, $21.0 million to facility environmental permits with indefinite lives and $7.7 million to non-compete agreements with amortization periods of two to ten years.

In 2008, we assigned $35.6 million to customer relationships with amortization periods of 20 to 40 years, $3.4 million to facility environmental permits with indefinite lives and $0.3 million to non-compete agreements with amortization periods of one to ten years.

As of December 31, the value of the amortizable intangible assets were as follows:

In thousands

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amounts
	2009	2008	2009	2008	2009	2008
Non-compete	$10,800	$3,292	$1,584	$1,082	$9,216	$2,210
Customer relationships	202,760	129,069	14,701	9,849	188,059	119,220
Tradenames	1,200	1,200	221	188	979	1,012
License agreements	1,876	2,655	1,876	2,655	—	—
Other	241	441	164	342	77	99

Total	$216,877	$136,657	$18,546	$14,116	$198,331	$122,541

During the years ended December 31, 2009, 2008 and 2007, the aggregate amortization expense was $5.4 million, $4.0 million and $3.7 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands

2010	$7,775
2011	7,660
2012	7,619
2013	7,553
2014	7,307

NOTE 11—LEASE COMMITMENTS

We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates over the next 15 years. The leases for most of the properties contain renewal provisions.

Rent expense for 2009, 2008 and 2007 was $45.8 million, $41.2 million and $32.4 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2009 for each of the next five years and in the aggregate are as follows:

In thousands

2010	$41,483
2011	33,315
2012	25,993
2013	17,537
2014	12,838
Thereafter	65,765

$196,931

NOTE 12—NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data

	Years Ended December 31,
	2009	2008	2007
Numerator:
Numerator for basic earnings per share net income	$175,691	$148,708	$118,378

Denominator:
Denominator for basic earnings per share-weighted average shares	84,769,912	85,950,192	87,578,650
Effect of diluted securities:
Employee stock options	1,974,091	2,385,640	2,348,589
Warrants	—	—	6,003

Dilutive potential shares	1,974,091	2,385,640	2,354,592

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,744,003	88,335,832	89,933,242

Earnings per share – Basic	$2.07	$1.73	$1.35

Earnings per share – Diluted	$2.03	$1.68	$1.32

For additional information regarding outstanding employee stock options and outstanding warrants, see Note 13 to the Consolidated Financial Statements.

In 2009, 2008 and 2007, options and warrants to purchase 2,218,914 shares, 993,352 shares and 279,081 shares, respectively, at exercise prices of $46.56-$60.53, $47.32-$60.53 and $38.57-$59.70, respectively, were not included in the computation of diluted earnings per share (“EPS”) because the effect would be antidilutive.

At December 31, 2009, we had no warrants outstanding.

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

As of December 31, 2009, we reserved the following shares for issuance, consisting of both shares available for option grants under the 2008 Plan, 2005 Plan, 2000 Plan, 1997 Plan and shares granted as options under all five of our plans, but not yet exercised:

1995 Plan options	36,270
1996 Directors Plan options	235,175
1997 Plan options	1,033,098
2000 Plan options	1,682,693
2005 Plan options	4,400,517
2008 Plan options	3,500,000
Warrants	—

Total shares reserved	10,887,753

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 600,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. We recognize compensation expense for the ESPP, which is reflected in the statement of income. Every employee who has completed six months employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2009, 2008 and 2007, 56,145 shares, 48,836 shares and 43,777 shares, respectively, were issued through the ESPP.

Stock Based Compensation Expense:

We recognized stock compensation expense in accordance FASB accounting standards. During 2009, there have been no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of FASB accounting standards for share-based payments. During the years ended December 31, 2009, 2008 and 2007, we recognized compensation expense of $14.0 million, $11.2 million and $10.3 million, respectively, for stock options, and $0.7 million, $0.6 million and $0.4 million, respectively, for the ESPP, which is reflected in the statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2009, 2008 and 2007.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the consolidated statements of income:

In thousands

	Years Ended December 31,
	2009	2008	2007
Cost of revenues – stock option plan	$366	$403	$477
Selling, general and administrative – stock option plan	13,599	10,768	9,818
Selling, general and administrative – ESPP	673	584	419

Total	$14,638	$11,755	$10,714

As of December 31, 2009, there were $19.8 million of total unrecognized compensation expenses, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.49 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands

	Years Ended December 31,
	2009	2008	2007
Tax benefit recognized in income statement	$5,329	$4,341	$4,207
Excess tax benefit realized	10,905	9,319	8,054

Stock Options:

Options granted to officers and employees generally vest over five years. During 2009, 2008 and 2007, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009		2008		2007
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	7,297,399	$30.97	7,258,795	$25.44	7,037,310	$20.96
Granted	1,368,476	47.39	1,202,964	53.85	1,472,403	40.24
Exercised	(1,107,063)	19.61	(987,284)	17.38	(1,013,290)	14.86
Forfeited	(162,470)	42.84	(175,734)	34.39	(232,533)	29.78
Cancelled or expired	(8,589)	53.37	(1,342)	5.89	(5,095)	26.68

Outstanding at end of year	7,387,753	$35.43	7,297,399	$30.97	7,258,795	$25.44

Exercisable at end of year	3,884,494	$28.58	3,815,882	$23.36	3,526,237	$18.62
Available for future grant	3,939,210		5,136,621		2,655,845

The total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was $37.6 million and $39.4 million, respectively. The total intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2009; this amount changes based on the fair market value of our stock.

Outstanding options at December 31, 2009 and 2008 had a weighted average remaining contractual life of 6.5 years and 6.6 years, respectively, with an aggregate intrinsic value of $146.4 million and $156.3 million, respectively. Exercisable options had a weighted average remaining contractual life of 5.3 years at both December 31, 2009 and 2008, with an aggregate intrinsic value of $103.6 million and $109.7 million, respectively.

Options outstanding and exercisable as of December 31, 2009 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.063-$20.900	774,358	2.50	$15.23	774,358	$15.23
$21.125-$22.110	610,021	4.11	22.11	604,021	22.11
$22.485-$22.900	814,875	5.09	22.89	610,862	22.88
$22.985-$24.300	160,228	4.61	23.64	160,228	23.64
$24.355-$29.540	898,671	6.06	29.43	501,283	29.41
$29.590-$35.590	436,140	6.33	32.06	262,134	31.97
$35.780-$38.565	939,613	7.09	38.52	356,182	38.51
$38.905-$43.330	137,794	7.34	42.51	105,184	42.68
$43.340-$46.830	1,129,051	9.05	46.76	71,801	46.42
$46.870-$60.530	1,487,002	8.34	52.94	438,441	53.46

	7,387,753	6.48	$35.43	3,884,494	$28.58

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

	Years Ended December 31,
	2009	2008	2007
Stock options granted	1,368,476	1,202,964	1,472,403
Weighted average grant date fair value	$11.90	$13.53	$11.43
Expected term (in years)	5.5	5.5	5.0
Expected volatility	28.28%	26.29%	27.07%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	2.08%	2.76%	4.52%

NOTE 14—PREFERRED STOCK AND WARRANTS

Preferred Stock:

At December 31, 2009 and 2008, we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

Warrants:

At December 31, 2009, we had no warrants issued or outstanding.

NOTE 15—EMPLOYEE BENEFIT PLAN

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750 per annum. Our contributions for the years ended December 31 2009, 2008 and 2007 were approximately $2.1 million, $1.7 million and $1.6 million, respectively.

The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2009, 2008 and 2007, total contributions made by the Company for these plans were approximately $0.6 million, $0.7 million and $0.5 million, respectively.

NOTE 16—RESTRUCTURING COSTS

In December of 2009, we announced the consolidation of operations within our Returns Management Services segment. This consolidation will result in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia. The operations of those facilities will be moved to our Indianapolis, Indiana location. We have recognized $1.6 million in expense during the fourth quarter of 2009 related to this restructuring, of which $0.9 million was fixed asset write-offs and $0.7 was primarily severance, which will be paid in 2010. We estimate an additional $1.6 million in expense during 2010 of which approximately $0.8 million will be related to severance and other employee expenses, and $0.8 million will be related to lease and related occupancy charges. We expect that our restructuring will be completed by the end of 2010. We believe this restructuring will allow us to maximize the efficiency of our Returns Management Services at a single location and management infrastructure.

NOTE 17—LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

On November 30, 2009, we entered into an agreement with the United States Department of Justice (“DOJ”) and the States of Missouri and Nebraska providing clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that allowed us to complete our pending acquisition of MedServe, Inc., which we closed on December 4, 2009.

Our agreement with the DOJ and the States of Missouri and Nebraska agreement requires us to divest certain assets that we acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. We are in the process of complying with the required divestiture. In addition, our agreement requires us for a period of ten years to notify the DOJ and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska or Oklahoma.

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

NOTE 18—PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION

FASB ASC Topic 280 requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are Foreign Regulated Waste Management Services (“Foreign Countries”), Domestic Regulated Waste Management Services (“United States”) and Domestic Returns Management

Services. We have aggregated Domestic Regulated Waste Management Services and Domestic Returns Management Services into one reportable segment, United States, based on our consideration of the following aggregation criteria:

•	they have similar economic characteristics;

•	the same services are provided;

•	the same types of customers are serviced;

•	the same types of waste collection, transportation and treatment methods are utilized;

•	their regulatory environments are similar, but vary based upon country specific regulations; and

•	they employ the same sales and marketing techniques and activities.

Our two operating segments are United States (includes Puerto Rico) and Foreign Countries. Summary information for our reportable segments is as follows:

In thousands

	2009	2008	2007
Revenues:
United States	$912,594	$830,813	$721,408
Europe	158,577	156,309	149,467
Other foreign countries	106,565	96,557	61,892

Total foreign countries	265,142	252,866	211,359

Total	$1,177,736	$1,083,679	$932,767

Income before income taxes:
United States	$232,077	$205,183	$167,603
Foreign countries	45,611	33,884	23,912

Total	$277,688	$239,067	$191,515

Total assets:
United States	$1,453,546	$1,377,486	$1,304,248
Foreign countries	729,257	381,812	303,911

Total	$2,182,803	$1,759,298	$1,608,159

Property, Plant and Equipment, net:
United States	$184,089	$166,674	$149,168
Europe	32,592	18,803	25,027
Other foreign countries	29,473	21,667	18,844

Total foreign countries	62,065	40,470	43,871

Total	$246,154	$207,144	$193,039

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands

	2009	2008	2007
Regulated waste management services	$842,479	$756,893	$637,731
Regulated returns management services	70,115	73,920	83,677

Total revenues	912,594	830,813	721,408

Net interest expense	28,852	26,097	27,347
Write-down of investment	—	—	—
Proceeds from insurance	—	—	(3,300)
Income before income taxes	232,077	205,183	167,603
Income taxes	88,113	81,689	64,562

Net income attributable to Stericycle, Inc.	$143,964	$123,494	$103,041

Depreciation and amortization	$29,424	$24,296	$22,204
Capital expenditures	29,479	34,353	37,222

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands

	2009	2008	2007
Regulated waste management services	$265,142	$252,866	$211,359
Net interest expense	5,280	6,077	5,028
Write-down of investment	—	—	2,930
Income before income taxes	45,611	33,884	23,912
Income taxes	13,186	8,607	8,300

Net income	32,425	25,277	15,612
Net income attributable to noncontrolling interests	698	63	275

Net income attributable to Stericycle, Inc.	$31,727	$25,214	$15,337

Depreciation and amortization	$10,566	$9,852	$8,933
Capital expenditures	10,431	13,167	11,175

NOTE 19—ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for 2009, 2008 and 2007:

In thousands

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income
Beginning balance January 1, 2007	$4,997	$232	$5,229
Fiscal 2007 change	25,125	166	25,291

Ending balance December 31, 2007	$30,122	$398	$30,520
Fiscal 2008 change	(59,301)	(3,294)	(62,595)

Ending balance December 31, 2008	$(29,179)	$(2,896)	$(32,075)
Fiscal 2009 change	17,595	2,188	19,783

Ending balance December 31, 2009	$(11,584)	$(708)	$(12,292)

The tax impact of the unrealized loss on cash flow hedges in accumulated other comprehensive income at December 31, 2009 and 2008 was $0.5 million and $1.9 million, respectively. The tax impact at December 31, 2007 was immaterial. Translation adjustments are not tax-effected as the company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2009 and 2008:

In thousands, except per share data

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009	Year 2009
Revenues	$277,090	$289,268	$297,836	$313,542	$1,177,736
Gross profit	127,803	136,534	140,917	147,142	552,396
Restructuring costs	—	—	—	(905)	(905)
Acquisition related transaction expenses	(610)	(1,330)	(3,478)	(1,915)	(7,333)
Acquisition integration expenses	(111)	(73)	(282)	(630)	(1,096)
Net income attributable to Stericycle, Inc.	40,655	43,902	46,526	44,608	175,691
* Basic earnings per common share	$0.48	$0.52	$0.55	$0.53	$2.07
* Diluted earnings per common share	$0.47	$0.51	$0.54	$0.52	$2.03

In thousands, except per share data

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008	Year 2008
Revenues	$254,784	$277,786	$277,098	$274,011	$1,083,679
Gross profit	113,590	123,154	123,029	125,256	485,029
Impairment of fixed assets	—	—	—	(472)	(472)
Arbitration award and related costs	(5,352)	(147)	(96)	—	(5,595)
Acquisition integration expenses	(713)	(316)	(210)	(274)	(1,513)
Net income attributable to Stericycle, Inc.	31,664	38,685	39,227	39,132	148,708
* Basic earnings per common share	$0.36	$0.45	$0.46	$0.46	$1.73
* Diluted earnings per common share	$0.35	$0.44	$0.45	$0.45	$1.68

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

In thousands

	Balance 12/31/06	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/07
Allowance for doubtful accounts	$5,411	$4,392	$293	$(3,939)	$6,157

	Balance 12/31/07	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/08
Allowance for doubtful accounts	$6,157	$5,006	$30	$(4,577)	$6,616

	Balance 12/31/08	Charges to Expenses	Other Charges(1)	Write-offs/ Payments	Balance 12/31/09
Allowance for doubtful accounts	$6,616	$6,866	$765	$(5,538)	$8,709

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(c) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2009.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 25, 2010, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 25, 2010, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies generally to all of our employees and, in addition, we have a adopted a finance department code of ethics that applies specifically to our Chairman, President and Chief Executive Officer, Chief Financial Officer, Vice President of Corporate Finance and the members of our finance department. Both codes are available on our website, www.stericycle.com, under “About Us/Corporate Overview,” Any amendment to or waiver of the finance department code of ethics will be posted on our website within five business days after the date of the amendment or waiver.

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 25, 2010, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 25, 2010, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 25, 2010 to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification transactions with related persons is incorporated by reference to the information contained under the caption “Policy and Related Party Transactions” in Item 1 of our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 25, 2010, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 25, 2010, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent public accountants, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories are:

In thousands

	2009	2008
Audit fees	$1,168	$1,150
Audit-related fees	—	—
Tax fees	—	350
All other fees	—	2

	$1,168	$1,502

Fees for audit services include fees rendered in connection with the audit of our annual financial statements and the audit of our internal controls over financial reporting, and review of our interim financial statements included in our quarterly reports on Form 10-Q.

In accordance with policies adopted by the Audit Committee of our Board of Directors, all audit and non-audit related services to be performed for us by our independent public accountants must be approved in advance by the Audit Committee.

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

We have filed the following exhibits with this report:

Exhibit Index	Description	Filed with Electronic Submission
3.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
3.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4*	Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 declared effective on October 10, 2007 (Registration No. 333-144613))
3.5*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 22, 2008)
3.6*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed August 20, 2008)
4.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
10.1*	Term Loan Credit Agreement dated as of June 24, 2009 entered into by Stericycle, Inc., Bank of America, N.A., as administrative agent and a lender, other lenders from time to time party to the Credit Agreement, and a syndication agent to be determined (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 26, 2009)
10.2*	First Amendment [to Term Loan Credit Agreement dated as of June 24, 2009] and Increase Agreement, dated as of July 23, 2009 entered into by Stericycle, Inc., Stericycle International, LLC, Bank of America, N.A., as administrative agent and a lender, HSBC Bank USA, N.A., as syndication agent and a lender, and U.S. Bank National Association, National City Bank, The Bank of Nova Scotia, The Northern Trust Company and Fortis Bank SA/NV, New York Branch, as lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 28, 2009)
10.3*	Note Purchase Agreement dated as of April 15, 2008 entered into by Stericycle, Inc., as issuer and seller, and The Northwestern Mutual Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, Knights of Columbus, Principal Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc. and Modern Woodmen of America, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 18, 2008)
10.4*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))
10.5*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)

Exhibit Index	Description	Filed with Electronic Submission
10.6*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.7*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.8*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.9*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.10*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.11*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.12*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.13*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.14*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.15*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.16*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for 2005)
10.17*†	Form of stock option agreement for option grant under 1997 Plan, 2000 Plan and 2005 Plan (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for 2005)
10.18*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.19†	First amendment to 2008 Plan	x
10.20†	Form of stock option agreement for option grant under 2008 Plan	x
10.21†	Bonus conversion program (2010 plan year)	x
10.22†	Form of stock option agreement for option grant under bonus conversion program	x
10.23†	Employee Stock Purchase Plan (“ESPP”), as amended and restated May 16, 2007 and amended May 28, 2008	x
10.24†	Second amendment to ESPP	x
10.25*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.26*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)

Exhibit Index	Description	Filed with Electronic Submission
14	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2010

Name	Title	Date

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	February 26, 2010

/s/ MARK C. MILLER Mark C. Miller	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	February 26, 2010

/s/ WILLIAM K. HALL William K. Hall	Director	February 26, 2010

/s/ JONATHAN T. LORD, M.D Jonathan T. Lord, M.D.	Director	February 26, 2010

/s/ JOHN PATIENCE John Patience	Director	February 26, 2010

/s/ JAMES W.P. REID-ANDERSON James W.P. Reid-Anderson	Director	February 26, 2010

/s/ THOMAS D. BROWN Thomas D. Brown	Director	February 26, 2010

/s/ RONALD G. SPAETH Ronald G. Spaeth	Director	February 26, 2010