Form 10-Q
period 2010-03-31
STERICYCLE INC
filed 2010-05-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

YES [  ] NO [X]

As of April 30, 2010 there were 84,628,499 shares of the registrant's Common Stock outstanding.

Stericycle, Inc.

Table of Contents

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	1

Condensed Consolidated Statements of Income
for the three months ended March 31, 2010 and 2009 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2010 and 2009 (Unaudited)	3

Condensed Consolidated Statements of Changes in Equity
for the three months ended March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

PART II. Other Information

Item 1. Legal Proceedings	23

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 6. Exhibits	24

Signature	24

Certifications	25

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,886	$15,767
Short-term investments	1,786	1,131
Accounts receivable, less allowance for doubtful accounts of $9,370 in 2010 and $8,709 in 2009	192,296	179,770
Deferred income taxes	9,746	14,087
Prepaid expenses	19,296	12,421
Other current assets	25,804	23,364
Total Current Assets	271,814	246,540
Property, Plant and Equipment, net	253,830	246,154
Other Assets:
Goodwill	1,428,348	1,394,091
Intangible assets, less accumulated amortization of $20,364 in 2010 and $18,546 in 2009	304,783	269,454
Other	28,236	26,564
Total Other Assets	1,761,367	1,690,109
Total Assets	$2,287,011	$2,182,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$67,680	$65,932
Accounts payable	45,922	47,608
Accrued liabilities	113,824	92,226
Deferred revenues	16,377	14,954
Total Current Liabilities	243,803	220,720
Long-term debt, net of current portion	929,039	922,919
Deferred income taxes	187,797	171,744
Other liabilities	14,482	10,247
Shareholders' Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,652,064 issued and outstanding in 2010 and 84,715,005 issued and outstanding in 2009)	847	847
Additional paid-in capital	46,290	47,522
Accumulated other comprehensive income	(22,562)	(12,292)
Retained earnings	857,737	809,618
Total Stericycle, Inc. Shareholders’ Equity	882,312	845,695
Noncontrolling interest	29,578	11,478
Total Shareholders' Equity	911,890	857,173
Total Liabilities and Shareholders' Equity	$2,287,011	$2,182,803

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands
	Three Months Ended March 31,
	2010	2009
Revenues	$335,177	$277,090

Costs and Expenses:
Cost of revenues	170,570	142,594
Selling, general and administrative expenses	62,470	50,731
Depreciation and amortization	12,389	8,844
Restructuring costs	667	--
Acquisition related transaction expenses	800	610
Acquisition integration expenses	1,149	111
Total Costs and Expenses	248,045	202,890
Income from Operations	87,132	74,200

Other Income (Expense):
Interest income	80	174
Interest expense	(8,963)	(8,099)
Other expense, net	(1,003)	(790)
Total Other Expense	(9,886)	(8,715)

Income Before Income Taxes	77,246	65,485

Income Tax Expense	28,612	24,811

Net Income	$48,634	$40,674

Net Income attributable to noncontrolling interests	515	19

Net Income attributable to Stericycle, Inc.	$48,119	$40,655

Earnings Per Common Share:
Basic	$0.57	$0.48
Diluted	$0.56	$0.47

Weighted Average Number of Common Shares Outstanding:
Basic	84,766,721	84,908,733
Diluted	86,573,237	86,841,903

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$48,634	$40,674
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	3,874	3,461
Excess tax benefit stock options exercised	(1,163)	(264)
Depreciation	10,414	7,834
Amortization	1,975	1,010
Deferred income taxes	13,784	7,858
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(7,932)	7,882
Accounts payable	(3,522)	(3,715)
Accrued liabilities	15,601	13,527
Deferred revenue	1,611	1,096
Other assets and liabilities	(2,221)	(3,087)
Net cash provided by operating activities	81,055	76,276

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(50,459)	(16,296)
Purchase of short-term investments	(423)	(1,664)
Proceeds from sale of property and equipment	--	244
Capital expenditures	(12,804)	(8,389)
Net cash used in by investing activities	(63,686)	(26,105)

FINANCING ACTIVITIES:
Repayment of long-term debt	(27,533)	(2,908)
Net borrowings / (repayments) on senior credit facility	24,873	(25,112)
Purchase / cancellation of treasury stock	(10,616)	(27,482)
Proceeds from issuance of common stock	4,195	3,229
Excess tax benefit stock options exercised	1,163	264
Net cash used in by financing activities	(7,918)	(52,009)
Effect of exchange rate changes on cash	(2,332)	1,839
Net increase in cash and cash equivalents	7,119	1
Cash and cash equivalents at beginning of period	15,767	9,095
Cash and cash equivalents at end of period	$22,886	$9,096

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$10,038	$1,900

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

March 31, 2010 (Unaudited) and

Year Ended December 31, 2009 (Audited)

	In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity
Balance at December 31, 2008	85,253	$ 852	$ 67,776	$ 633,927	$ (32,075)	$ 158	$ 670,638
Issuance of common stock for exercise of options and employee stock purchases	1,132	12	15,889	--	--	--	15,901
Purchase/ Cancellation of treasury stock	(1,670)	(17)	(73,164)	--	--	--	(73,181)
Stock compensation expense	--	--	14,638	--	--	--	14,638
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	--	--	22,383	--	--	--	22,383
Change in noncontrolling interest	--	--	--	--	--	9,787	9,787
Currency translation adjustment	--	--	--	--	17,595	835	18,430
Change in fair value of cash flow hedge, net of tax of $454	--	--	--	--	2,188	--	2,188
Net income	--	--	--	175,691	--	698	176,389
Comprehensive income							197,007
Balance at December 31, 2009	84,715	$ 847	$ 47,522	$ 809,618	$ (12,292)	$ 11,478	$ 857,173
Issuance of common stock for exercise of options and employee stock purchases	155	2	5,541	--	--	--	5,543
Purchase/ Cancellation of treasury stock	(218)	(2)	(11,810)	--	--	--	(11,812)
Stock compensation expense	--	--	3,874	--	--	--	3,874
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	--	--	1,163	--	--	--	1,163
Noncontrolling interest in equity acquired	--	--	--	--	--	17,349	17,349
Currency translation adjustment	--	--	--	--	(10,641)	236	(10,405)
Change in fair value of cash flow hedge, net of tax of $217	--	--	--	--	371	--	371
Net income	--	--	--	48,119	--	515	48,634
Comprehensive income							38,600
Balance at March 31, 2010	84,652	$ 847	$ 46,290	$ 857,737	$ (22,562)	$ 29,578	$ 911,890

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading.  In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2009, as filed with our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

During the quarter ended March 31, 2010, we acquired selected assets of two domestic regulated waste businesses, 100% of the stock of two regulated waste businesses in the UK, 70% of the stock of a regulated waste business in Brazil, and 100% of the stock of a regulated waste business in Chile.  We also increased our majority share in a previous acquisition in Chile.

The aggregate purchase price of our acquisitions during the quarter ended March 31, 2010, was approximately $66.9 million, of which approximately $50.4 million was paid in cash, $10.0 million was paid by the issuance of promissory notes, and $6.5 million was recorded as part of contingent consideration.  For financial reporting purposes, our 2010 acquisitions were accounted for using the acquisition method of accounting.  The purchase prices of these acquisitions, in excess of acquired tangible assets, have been primarily allocated to goodwill and other intangibles and are preliminary pending completion of certain intangible asset valuations.

In thousands
	Acquired During 2010	Prior Period Adjustments	Total Allocations
Fixed assets	$8,125	$(1,312)	$6,813
Intangibles	39,701	384	40,085
Goodwill	46,250	(2,461)	43,789
Net other assets	3,573	224	3,797
Debt	(4,079)	1,514	(2,565)
Net deferred tax liabilities	(9,366)	1,757	(7,609)
Noncontrolling interests	(17,349)	--	(17,349)
	$66,855	$106	$66,961

The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.  These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us.

Our acquisition of MedServe in December of 2009 required us to divest of certain acquired assets.  We have assigned a value of $4.2 million to these assets, made up primarily of fixed assets and goodwill, which are recorded as part of current assets.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Consolidation

On January 1, 2010, Stericycle adopted changes issued by the FASB related to amendments to previous guidance on the consolidation of variable interest entities (“VIE”).  This standard clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements.  Our adoption of the standard did not have an impact to our financial statements.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

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

In thousands
Fair Value Measurements Using
	Total as of March 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$ 22,886	$ 22,886	$ --	$ --
Short-term investments	1,786	1,786	--	--
Intangible assets	40,149	--	--	40,149
Total assets	$ 64,821	$ 24,672	$ --	$ 40,149

Liabilities:
Interest rate swaps (other accrued liabilities)	$ 557	$ --	$ 557	$ --
Total liabilities	$ 557	$ --	$ 557	$ --

In thousands
Fair Value Measurements Using
	Total as of December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$ 15,767	$ 15,767	$ --	$ --
Short-term investments	1,131	1,131	--	--
Intangible assets	91,006	--	--	91,006
Total assets	$ 107,904	$ 16,898	$ --	$ 91,006

Liabilities:
Interest rate swaps (other accrued liabilities)	$ 1,165	$ --	$ 1,165	$ --
Total liabilities	$ 1,165	$ --	$ 1,165	$ --

Level 1: At March 31, 2010, we have $22.9 million in cash and cash equivalents, and $1.8 million of short-term investments that we carry on our books at fair value using Level 1 inputs.  At December 31, 2009, we had $15.8 million in cash and cash equivalents and $1.1 million of short-term investments on our books at fair value using market price inputs.

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

At March 31, 2010, the fair value of the Company’s debt obligations was estimated at $1.0 billion, compared to a carrying amount of $996.7 million.  At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $985.0 million, compared to a carrying amount of $988.9 million.  This fair value was estimated using market interest rates for comparable instruments.  The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – DERIVATIVE INSTRUMENTS

As of March 31, 2010 we have two interest rate swap contracts covering $100 million of our borrowings outstanding under our senior credit facility.  The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate.  The details of these two contracts are as follows:

In thousands
Notional	Fixed	Variable	Expiration
Amount	Interest Rate	Interest Rate	Date
$ 75,000	2.79%	1 Month Libor	April 2010
$ 25,000	2.94%	1 Month Libor	October 2010

We entered into the interest rate swaps in order to manage the risk of interest rate changes to our interest expense.  The interest rate swaps are designated as cash flow hedges; the notional amounts and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt hedged.  The fair market of the two hedges is recorded as a current liability of $0.6 million at March 31, 2010.  At March 31, 2010, the hedges were determined to be 100% effective.  Gains or losses on hedges are reclassified into interest expense when the effect of the hedged item is recognized in earnings.  The fair market value was determined using market data inputs to calculate expected future interest rates.  The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the two hedges.

NOTE 6 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (“IRS”) concluded an examination of the Company's U.S. income tax return for 2004.  Tax years after 2005 remain open and subject to examination by the IRS.  In addition, our subsidiaries in foreign countries have tax years open ranging from 2003 through 2009.

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

The total amount of unrecognized tax benefit reserve as of March 31, 2010 is $9.0 million, which includes immaterial amounts of interest and penalties and is reflected as a liability on the balance sheet.  The amount of income tax contingency reserve that, if recognized, would affect the effective tax rate is approximately $9.0 million.  We recognize interest and penalties accrued related to income tax reserves in income tax expense.

The following table summarizes the changes in unrecognized tax positions during the quarter ended March 31, 2010:

In thousands
Unrecognized tax positions, January 1, 2010	$7,622
Gross increases- current period tax positions	1,400
Unrecognized tax positions, March 31, 2010	$9,022

NOTE 7 – STOCK BASED COMPENSATION

At March 31, 2010 we had stock options outstanding under the following plans:

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

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended March 31,
	2010	2009
Stock options	$3,650	$3,294
Employee stock purchase program	224	167
Total pre-tax expense	$3,874	$3,461

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2010	2009
Tax benefit recognized in income statement	$1,528	$1,302
Excess tax benefit realized	1,163	264

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended March 31,
	2010	2009
Expected term (in years)	5.75	5.5
Expected volatility	28.32%	28.22%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.46%	2.10%

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2010 and 2009 was $13.13 and $11.70, respectively.

Stock option activity for the three months ended March 31, 2010, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2009	7,387,753	$35.43
Granted	1,152,721	51.80
Exercised	(155,535)	26.85
Cancelled or expired	(30,160)	47.36
Outstanding at March 31, 2010	8,354,779	$37.80	6.71	$140,165,279
Exercisable at March 31, 2010	4,808,719	$31.03	5.47	$113,255,013
Vested and expected to vest in the future at March 31, 2010	7,606,086	$36.75	6.51	$135,600,695

The total intrinsic value of options exercised for the three months ended March 31, 2010 and 2009 was $4.3 million and $4.2 million, respectively.  Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at March 31, 2010 (for outstanding options), less the applicable exercise price.

As of March 31, 2010, there was $28.8 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.09 years.

NOTE 8 – COMMON STOCK

During the quarters ended March 31, 2010 and 2009, we repurchased on the open market, and subsequently cancelled, 207,114 and 536,346 shares of common stock, respectively.  The weighted average repurchase price was $54.36 and $47.59 per share, respectively.

There was $0.6 million of current quarter share repurchases that were not settled as of March 31, 2010.

NOTE 9 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2010	2009
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$48,119	$40,655
Denominator:
Denominator for basic earnings per share-weighted average shares	84,766,721	84,908,733
Effect of diluted securities:
Employee stock options	1,806,516	1,933,170
Dilutive potential shares	1,806,516	1,933,170
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,573,237	86,841,903

Earnings per share – Basic	$0.57	$0.48

Earnings per share – Diluted	$0.56	$0.47

NOTE 10 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, net income attributable to non-controlling interests, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges.  The following table sets forth the components of total comprehensive income for the three months ended March 31, 2010 and 2009:

In thousands
	Three Months Ended March 31,
	2010	2009
Net income	$48,634	$40,674

Other comprehensive income/ (loss):
Currency translation adjustments	(10,405)	(5,343)
Net gain on derivative instruments	371	373
Other comprehensive loss	(10,034)	(4,970)

Comprehensive income	38,600	35,704
Less: Comprehensive income attributable to non-controlling interests	515	19
Comprehensive income attributable to Stericycle, Inc.	$38,085	$35,685

NOTE 11 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill.  The changes in the carrying amount of goodwill, net of amortization, for the three months ended March 31, 2010 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2010	$1,153,149	$240,942	$1,394,091
Changes due to currency fluctuation	--	(7,157)	(7,157)
Changes in goodwill on 2009 acquisitions	(4,257)	(579)	(4,836)
Goodwill on 2010 acquisitions	6,538	39,712	46,250
Balance as of March 31, 2010	$1,155,430	$272,918	$1,428,348

The changes to goodwill for 2009 acquisitions are primarily due to the finalization of intangible valuations and allocation of goodwill to the asset group held for sale.

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States (includes Puerto Rico) and Foreign.  Revenues are attributed to countries based on the location of customers.  Inter-company revenues recorded by the United States for work performed in Canada, which are immaterial, are eliminated prior to reporting United States revenues.  The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2010	2009
Regulated waste management services	$229,090	$202,351
Regulated returns management services	26,288	19,689
Total revenue	255,378	222,040
Net interest expense	7,613	6,560
Income before income taxes	64,760	56,995
Income taxes	23,943	22,202
Net income attributable to Stericycle, Inc.	$40,817	$34,793

Depreciation and amortization	$8,696	$6,696

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2010	2009
Regulated waste management services	$79,799	$55,050
Net interest expense	1,270	1,365
Income before income taxes	12,486	8,490
Income taxes	4,669	2,609
Net income	7,817	5,881
Net income attributable to noncontrolling interests	515	19
Net income attributable to Stericycle, Inc.	$7,302	$5,862

Depreciation and amortization	$3,693	$2,148

NOTE 13 – LEGAL PROCEEDINGS

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

Our agreement with the DOJ and the States of Missouri and Nebraska agreement requires us to divest certain assets that we acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. We have completed this required divestiture (see Note 16 – Subsequent Events).  In addition, our agreement requires us for a period of ten years to notify the DOJ and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska or Oklahoma.

NOTE 14 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.4 million with JPMorganChase Bank N.A. that expires in May 2010.  The loan with JPMorganChase and our associated guarantee is in the process of being extended beyond May 2011.  We also have notes receivable to Shiraishi for approximately $14.9 million in support of their medical waste business.  These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 15 – RESTRUCTURING CHARGES

In December of 2009, we announced the consolidation of operations within our Returns Management Services business.  This consolidation will result in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia.  The operations of those facilities will be moved to our Indianapolis, Indiana location.  We have recognized $1.6 million in expense during the fourth quarter of 2009 and $0.7 million in expense during the first quarter of 2010 related to this restructuring.  We have an accrual balance of $0.8 million related to the restructuring at March 31, 2010.  We estimate an additional $0.9 million in expense during the remainder of 2010.  We expect that our restructuring will be completed by the end of 2010.  We believe this restructuring will allow us to maximize the efficiency of our Returns Management Services business at a single location and management infrastructure.

NOTE 16 – SUBSEQUENT EVENT

On April 23, 2010, an interest rate swap contract with a notional amount of $75 million expired.

On April 30, 2010, we completed the required divestiture of selected assets related to the MedServe acquisition for $8.0 million (see Note 13 – Legal Proceedings).

The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 465,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Mexico, Portugal, Puerto Rico, Romania, and the United Kingdom.  We have fully integrated networks including processing centers, and transfer and collection sites.  We use these networks to provide a broad range of services to our customers including regulated waste management services, and regulated return management services.  Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration.  These services also include advanced notification technology that is used to communicate specific instructions to the users of the product.  Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system.  In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

There were no material changes in the Company’s critical accounting policies since the filing of its 2009 Form 10-K.  As discussed in the 2009 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

Highlights of our first quarter results for 2010 include the following:

•

revenues for the first quarter 2010 grew to $335.2 million, a 21.0% increase over $277.1 million for the first quarter 2009

•

gross margins improved to 46.3% in 2010 from 46.1% in 2009

•

operating income before acquisition-related costs and restructuring charges increased 19.8% to $89.7 million for the first quarter 2010 from $74.9 million in the first quarter 2009

•

cash flow from operations was $81.1 million

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2010		2009
	$	%	$	%
Revenues	$335,177	100.0	$277,090	100.0
Cost of revenues	170,570	50.9	142,594	51.5
Restructuring costs	428	0.1	--	--
Depreciation	8,862	2.6	6,693	2.4
Total cost of revenues	179,860	53.7	149,287	53.9
Gross profit	155,317	46.3	127,803	46.1
Selling, general and administrative expenses	62,470	18.6	50,731	18.3
Depreciation	1,552	0.5	1,141	0.4
Amortization	1,975	0.6	1,010	0.4
Total selling, general and administrative expenses	65,997	19.7	52,882	19.1
Restructuring costs	239	0.1	--	--
Transactional expenses related to acquisitions	800	0.2	610	0.2
Acquisition integration expenses	1,149	0.3	111	0.0
Income from operations	87,132	26.0	74,200	26.8
Net interest expense	8,883	2.7	7,925	2.9
Income tax expense	28,612	8.5	24,811	9.0
Net income	48,634	14.5	40,674	14.7
Net income attributable to noncontrolling interests	515	0.2	19	0.0
Net income attributable to Stericycle, Inc.	$48,119	14.4	$40,655	14.7
Earnings per share- diluted	$0.56		$0.47

Revenues:  Our revenues increased $58.1 million, or 21.0%, to $335.2 million in 2010 from $277.1 million in 2009.  Domestic revenues increased $33.3 million or 15.0% to $255.4 million from $222.0 million in 2009 as internal revenue growth for domestic small account customers increased by approximately $9.8 million, or 8%, and internal revenue growth for large quantity customers increased by approximately $3.8 million, or 5%. Internal revenue growth for returns management increased by $6.6 million, and domestic acquisitions less than one year old contributed approximately $13.1 million to the increase in domestic revenues.

International revenues increased $24.7 million to $79.8 million, or 45.0%, from $55.1 million in 2009.  Internal growth in the international segment contributed $4.0 million, or 7% to the increase in international revenues, before taking into consideration the effect of exchange rates and acquisitions.  The effect of exchange rate fluctuations favorably impacted international revenues approximately $5.0 million while acquisitions less than one year old contributed $15.7 million in international revenues.

Cost of Revenues:  Our cost of revenues increased $30.6 million, or 20.5%, to $179.9 million during 2010 from $149.3 million during 2009.  Our domestic cost of revenues increased $15.2 million, or 13.3%, to $129.0 million from $113.8 million in 2009 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.  Our international cost of revenues increased $15.4 million, or 43.3% to $50.9 million from $35.5 million in 2009 as a result of costs related to proportional increase in revenues from acquisitions and impact of exchange rates.  Our company wide gross margin percentage increased to 46.3% during 2010 from 46.1% during 2009 due to lower relative treatments costs, partially offset by slightly higher relative fuel and energy costs and restructuring costs.

Selling, General and Administrative Expenses:  Selling, general and administrative (“SG&A”) expenses increased $13.1 million, or 24.8%, to $66.0 million, for the quarter ended March 31, 2010 from $52.9 million for the comparable quarter in 2009.  As a percentage of revenue, these costs increased 0.6% for the quarter ended March 31, 2010 compared to the same period in 2009.

Domestically, first quarter 2010 SG&A increased $7.8 million, or 17.9%, to $51.4 million from $43.6 million in the same period last year.  The increase was primarily due to higher amortization and stock option expenses, integration spending related to acquisitions, market penetration for our Bio Systems® sharps management and pharma waste programs and investments in the Steri-Safe services.

Internationally, our SG&A increased $5.3 million, during the quarter ended March 31, 2010 to $14.6 million from $9.3 million during the same period in 2009, mostly due to acquisitions and related higher expenses.

Income from Operations:  Income from operations increased $12.9 million to $87.1 million for the quarter ended March 31, 2010 from $74.2 million for the comparable quarter in 2009, an increase of 17.4%.  During the quarter ended March 31, 2010, we recognized $0.8 million in transactional expenses related to acquisition as result of adopting changes issued by FASB to accounting rules related to business combinations and $0.7 million of restructuring costs for our regulated returns management service business.  We believe this restructuring will allow us to maximize the efficiency of our Returns Management Services business at a single location and management infrastructure.  During the quarter ended March 31, 2009, we recognized $0.6 million in transactional expenses described above.

Domestically, our income from operations increased $8.9 million, or 13.8%, to $73.5 million during the quarter ended March 31, 2010 from $64.6 million during the same period in 2009.  Internationally, our income from operations increased $4.0 million, or 41.7%, to $13.6 million during the quarter ended March 31, 2010 from $9.6 million during the same period in 2009.

Net Interest Expense:  Net interest expense increased to $8.9 million during the quarter ended March 31, 2010 from $7.9 million during the comparable quarter in 2009 due to increased borrowings.

Income Tax Expense:  Income tax expense increased to $28.6 million for the quarter ended March 31, 2010 from $24.8 million for the comparable quarter in 2009.  The increase was due to higher taxable income.  The effective tax rates for the quarters ended March 31, 2010 and 2009 were 37.0% and 37.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $850 million senior credit facility maturing in August 2012, our $215 million term loan maturing in June 2012, and our $100 million private placement notes maturing April 2015, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes.  At March 31, 2010, we were in compliance with all of our financial debt covenants.

As of March 31, 2010, we had $405.0 million of borrowings outstanding under our $850 million senior unsecured credit facility, which includes foreign currency borrowings of $36.5 million.  We also had $194.2 million committed to outstanding letters of credit under this facility.  The unused portion of the revolving credit facility as of March 31, 2010 was $250.8 million.  At March 1, 2010, our interest rates on borrowings under our revolving credit facility were

•

For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•

For borrowing greater than one month: LIBOR plus 0.875%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.14% per annum.

As of March 31, 2010, we had $215 million term loan debt outstanding which was entered into during 2009 with several lenders maturing in June 2012.  Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the term loan agreement.  The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%.  As of March 31, 2010, the applicable margin was 3.25%.  The weighted average rate of interest on the term loan was 4.43% per annum which includes the amounts under our interest rate hedge.  After the first year, we are required to make quarterly principal payments of 2.5% of the principal amount of the outstanding term loans, and the remainder at maturity.

As of March 31, 2010, we had $100 million outstanding 5.64% private placement notes which we entered into on April 15, 2008 with nine institutional purchasers.  The notes bear interest at the fixed rate of 5.64% per annum.  Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

At March 31, 2010, we had $276.7 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2010, other foreign subsidiary bank debt, and capital leases.

Working Capital:  At March 31, 2010, our working capital increased $2.2 million to $28.0 million compared to $25.8 million at December 31, 2009.  Increases to working capital were mainly related to an increase of net accounts receivable of $12.5 million primarily due to higher sales, and prepaid expenses of $6.9 million primarily due to the timing of payroll funding.  Various other increases to current assets accounted for $5.9 million.  Decreases to working capital were mainly related to an increase in accrued liabilities of $21.6 million primarily related to the timing of income tax payments and liabilities related to acquisitions.  Other decreases to working capital related to current liabilities accounted for $1.5 million.

Net Cash Provided or Used:  Net cash provided by operating activities increased $4.8 million, or 6.3%, to $81.1 million during the quarter ended March 31, 2010 compared to $76.3 million for the comparable period in 2009.  The increase in operating cash was primarily due to higher earnings.

Net cash used in investing activities for the quarter ended March 31, 2010 was $63.7 million compared to net cash used of $26.1 million in the comparable period in 2009.  The difference is mainly due to an increase of $34.2 million on acquisitions and international investments in the first quarter of 2010 than for the same period in the prior year.  Capital expenditures also increased during the current period by $4.4 million when compared to same period of the prior year.

Net cash used in financing activities was $7.9 million during the quarter ended March 31, 2010 compared to $52.0 million for the comparable period in 2009.  We had a decrease of $25.4 million in debt repayments and a $16.9 million decrease in repurchase and cancelation of common stock in the first quarter of 2010 compare to the same period last year.

Guarantees:  We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”).  Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.4 million with JPMorganChase Bank N.A. that expires in May 2010.  The loan with JPMorganChase and our associated guarantee is in the process of being extended beyond May 2011.  We also have notes receivable to Shiraishi for approximately $14.9 million in support of their medical waste business.  These amounts are collateralized with the assets of Shiraishi and related companies.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates.  As of March 31, 2010, we have two interest rate swap contracts covering $100 million of our borrowings outstanding under our senior credit facility.  The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate.  The details of these two contracts are as follows:

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

Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $5.7 million on a pre-tax basis.

We have exposure to foreign currency fluctuations.  We have subsidiaries in nine foreign countries whose functional currency is the local currency.  Changes in foreign currency exchange rates could unfavorably impact our consolidated results of operations.

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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (added this).  During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 13, Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2.  CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007 and May 2008, we have been authorized to purchase a cumulative total of 16,224,578 shares of our common stock on the open market.  As of March 31, 2010, we had purchased a cumulative total of 13,393,231 shares.

The following table provides information about our purchases during the three months ended March 31, 2010 of shares of our common stock.

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2010	--	$--	--	3,038,461
February 1- February 28, 2010	8,609	50.91	8,609	3,029,852
March 1- March 31, 2010	198,505	54.51	198,505	2,831,347

ITEM 6.  EXHIBITS

31.1

Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman, President and Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32

Section 1350 Certification of Mark C. Miller, Chairman, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2009

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)