Form 10-Q
period 2010-06-30
STERICYCLE INC
filed 2010-08-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

As of July 30, 2010 there were 85,299,835 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,251	$15,767
Short-term investments	2,234	1,131
Accounts receivable, less allowance for doubtful accounts of $9,592 in 2010 and $8,709 in 2009	194,306	179,770
Deferred income taxes	16,458	14,087
Prepaid expenses	13,836	12,421
Other current assets	25,975	23,364

Total Current Assets	261,060	246,540
Property, Plant and Equipment, net	252,391	246,154
Other Assets:
Goodwill	1,452,051	1,394,091
Intangible assets, less accumulated amortization of $22,322 in 2010 and $18,546 in 2009	309,562	269,454
Other	25,924	26,564

Total Other Assets	1,787,537	1,690,109

Total Assets	$2,300,988	$2,182,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$92,490	$78,026
Accounts payable	44,051	47,608
Accrued liabilities	99,209	92,226
Deferred revenues	16,568	14,954

Total Current Liabilities	252,318	232,814
Long-term debt, net of current portion	859,429	910,825
Deferred income taxes	196,061	171,744
Other liabilities	13,777	10,247
Shareholders’ Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,380,255 issued and outstanding in 2010 and 84,715,005 issued and outstanding in 2009)	854	847
Additional paid-in capital	69,410	47,522
Accumulated other comprehensive income	(31,892)	(12,292)
Retained earnings	910,831	809,618

Total Stericycle, Inc. Shareholders’ Equity	949,203	845,695
Noncontrolling interest	30,200	11,478

Total Shareholders’ Equity	979,403	857,173

Total Liabilities and Shareholders’ Equity	$2,300,988	$2,182,803

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$347,734	$289,268	$682,911	$566,358

Costs and Expenses:
Cost of revenues	176,540	145,618	347,110	288,212
Selling, general and administrative expenses	63,564	53,047	126,034	103,778
Depreciation and amortization	12,617	9,660	25,006	18,504
Acquisition related transaction expenses	556	1,330	1,356	1,940
Acquisition integration expenses	1,314	73	2,463	184
Restructuring costs and plant closure expense	1,563	—	2,230	—
Litigation settlement	937	—	937	—
Gain on sale of assets	(2,955)	—	(2,955)	—

Total Costs and Expenses	254,136	209,728	502,181	412,618

Income from Operations	93,598	79,540	180,730	153,740

Other Income (Expense):
Interest income	32	49	112	223
Interest expense	(8,870)	(8,200)	(17,833)	(16,299)
Other expense, net	(892)	(828)	(1,895)	(1,618)

Total Other Expense	(9,730)	(8,979)	(19,616)	(17,694)

Income Before Income Taxes	83,868	70,561	161,114	136,046

Income Tax Expense	30,102	26,567	58,714	51,378

Net Income	$53,766	$43,994	$102,400	$84,668

Net Income attributable to noncontrolling interests	672	92	1,187	111

Net Income attributable to Stericycle, Inc.	$53,094	$43,902	$101,213	$84,557

Earnings Per Common Share:
Basic	$0.63	$0.52	$1.19	$1.00

Diluted	$0.61	$0.51	$1.17	$0.97

Weighted Average Number of Common Shares Outstanding:
Basic	84,890,285	84,919,498	84,828,844	84,914,145
Diluted	86,694,239	86,843,260	86,646,109	86,843,043

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$102,400	$84,668
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(2,955)	—
Stock compensation expense	7,741	7,092
Excess tax benefit of stock options exercised	(13,430)	(551)
Depreciation	20,872	16,118
Amortization	4,134	2,386
Deferred income taxes	12,110	11,976
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(11,688)	12,302
Accounts payable	(5,436)	(7,806)
Accrued liabilities	9,042	(1,620)
Deferred revenues	1,826	181
Other assets	4,689	1,456

Net cash provided by operating activities	129,305	126,202

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(67,826)	(60,519)
(Purchase of)/proceeds from short-term investments	(911)	513
Proceeds from sale of assets	8,000	448
Capital expenditures	(25,017)	(17,904)

Net cash used in investing activities	(85,754)	(77,462)

FINANCING ACTIVITIES:
Repayment of long-term debt	(44,126)	(11,383)
Net payments on senior credit facility	(18,249)	(71,762)
Proceeds from term loan	—	50,000
Payments of deferred financing costs	—	(888)
Payments on capital lease obligations	(1,829)	(122)
Purchase/ cancellation of treasury stock	(24,260)	(29,975)
Proceeds from other issuance of common stock	25,334	9,163
Excess tax benefit of stock options exercised	13,430	551

Net cash used in financing activities	(49,700)	(54,416)
Effect of exchange rate changes on cash	(1,367)	(737)

Net decrease in cash and cash equivalents	(7,516)	(6,413)
Cash and cash equivalents at beginning of period	15,767	9,095

Cash and cash equivalents at end of period	$8,251	$2,682

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$31,042	$20,756

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

June 30, 2010 (Unaudited) and

Year Ended December 31, 2009 (Audited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	85,253	$852	$67,776	$633,927	$(32,075)	$158	$670,638
Issuance of common stock for exercise of options and employee stock purchases	1,132	12	15,889	—	—	—	15,901
Purchase/ Cancellation of treasury stock	(1,670)	(17)	(73,164)	—	—	—	(73,181)
Stock compensation expense	—	—	14,638	—	—	—	14,638
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	22,383	—	—	—	22,383
Change in noncontrolling interest	—	—	—	—	—	9,787	9,787
Currency translation adjustment	—	—	—	—	17,595	835	18,430
Change in fair value of cash flow hedge, net of tax of $454	—	—	—	—	2,188	—	2,188
Net income	—	—	—	175,691	—	698	176,389

Comprehensive income							197,007

Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173

Issuance of common stock for exercise of options and employee stock purchases	1,108	11	24,973	—	—	—	24,984
Purchase/ Cancellation of treasury stock	(443)	(4)	(24,256)	—	—	—	(24,260)
Stock compensation expense	—	—	7,741	—	—	—	7,741
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	13,430	—	—	—	13,430
Change in noncontrolling interest	—	—	—	—	—	17,457	17,457
Currency translation adjustment	—	—	—	—	(17,963)	78	(17,885)
Change in fair value of cash flow hedge, net of tax of $1,047	—	—	—	—	(1,637)	—	(1,637)
Net income	—	—	—	101,213	—	1,187	102,400

Comprehensive income							82,878

Balance at June 30, 2010	85,380	$854	$69,410	$910,831	$(31,892)	$30,200	$979,403

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. Current amounts in previously issued financial statements were reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2009, as filed with our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010.

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

During the quarter ended June 30, 2010, we completed four acquisitions. Domestically, we acquired all of the stock of two regulated waste businesses. Internationally, we acquired all of the stock of one regulated waste business located in the United Kingdom and selected assets of a regulated waste business located in Mexico.

The aggregate purchase price of our acquisitions during the six months ended June 30, 2010 was approximately $105.4 million, of which approximately $67.8 million was paid in cash, $31.0 million was paid by the issuance of promissory notes, and $6.6 million was recorded as contingent consideration. For financial reporting purposes, we recognized $76.9 million in goodwill, of which $6.5 million is tax deductible. We recognized $49.8 million in intangible assets of which $32.3 million have amortizable lives of 15-40 years, $0.4 million have amortizable lives of 3-5 years, and $17.1 million are indefinite lived. The allocation of acquisition price is preliminary pending completion of certain intangible asset valuations and completion accounts.

In thousands
	Preliminary Allocation of 2010 Acquisitions	Adjustments During Allocation Period	Total Allocations
Fixed assets	$8,325	$195	$8,520
Intangibles	49,807	2,160	51,967
Goodwill	76,901	(2,681)	74,220
Net other assets	4,786	(1,022)	3,764
Debt	(4,079)	900	(3,179)
Net deferred tax liabilities	(12,951)	597	(12,354)
Noncontrolling interests	(17,457)	—	(17,457)

	$105,332	$149	$105,481

The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to us. During the six month period ended June 30, 2010 and 2009, the Company incurred $1.4 million and $1.9 million, respectively, of third party acquisition related expenses. These expenses are identified on our Condensed Consolidated Statements of Income as Acquisition related transaction expenses.

Our acquisition of MedServe in December of 2009 required us to divest of certain acquired assets. These assets were sold for $8.0 million resulting in a pre-tax gain of $3.0 million. The following table describes the sold assets:

In thousands
Asset Group Sold
Fixed assets	$(1,565)
Intangibles	(1,127)
Goodwill	(2,345)
Net other assets	(8)

$(5,045)

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

In thousands
		Fair Value Measurements Using
	Total as of June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$8,251	$8,251	$—	$—
Short-term investments	2,234	2,234	—	—

Total assets	$10,485	$10,485	$—	$—

Liabilities:
Interest rate hedges (accrued liabilities)	3,850	—	3,850	—

Total liabilities	$3,850	$—	$3,850	$—

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$15,767	$15,767	$—	$—
Short-term investments	1,131	1,131	—	—

Total assets	$16,898	$16,898	$—	$—

Liabilities:
Interest rate hedges (accrued liabilities)	$1,165	$—	$1,165	$—

Total liabilities	$1,165	$—	$1,165	$—

Level 1: At June 30, 2010, we have $8.3 million in cash and cash equivalents, and $2.2 million of short-term investments that we carry on our books at fair value using Level 1 inputs. At December 31, 2009, we had $15.8 million in cash and cash equivalents and $1.1 million of short-term investments on our books at fair value using market price inputs.

Level 2: At June 30, 2010, we have an interest rate swap contract covering $25 million of our variable interest debt. The objective of the swaps is to reduce the risk of volatile interest expense by fixing the rate. We also have a Treasury rate lock covering $150 million of our expected private debt placement. The objective of the Treasury rate lock is to reduce the risk of volatile interest expense by fixing a portion of the fixed rate. The interest rate hedges are designated as cash flow hedges; the notional amount and all other significant terms of the hedge agreements are matched to the provisions and terms of the debt hedged. We apply hedge accounting to these instruments with changes in the fair value of the hedge agreements recorded as a component of accumulated other comprehensive income. The fair value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the two hedges. At June 30, 2010 and December 31, 2009 the fair value of the interest rate hedges was recorded as a current liability of $3.8 million and $1.2 million, respectively.

Level 3: We had no assets or liabilities measured at fair value using Level 3 inputs at June 30, 2010 or December 31, 2009.

Fair Value of Debt: At June 30, 2010, the fair value of the Company’s debt obligations was estimated at $949.4 million, compared to a carrying amount of $951.9 million. At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $985.0 million, compared to a carrying amount of $988.9 million. This fair value was estimated using market interest rates for comparable instruments.

There were no movements of items between fair value hierarchies.

NOTE 5 – DERIVATIVE INSTRUMENTS

As of June 30, 2010, we have one interest rate swap contract covering $25 million of our borrowings outstanding under our senior credit facility, and two Treasury rate locks covering $150 million of our expected private debt placement. The objective of the hedges is to reduce the risk of volatile interest expense by fixing the rate. The details of the contracts are as follows:

In thousands
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Expiration Date
$25,000	2.94%	1 Month Libor	October 2010
$75,000	2.799%	7-Year Treasury	July 2010
$75,000	3.29%	10-Year Treasury	July 2010

We entered into the interest rate hedges in order to manage the risk of interest rate changes to our interest expense. The interest rate hedges are designated as cash flow hedges; the notional amounts and all other significant terms of the hedge agreement are matched to the provisions and terms of the variable rate debt hedged. The fair market of the three hedges is recorded as a current liability of $3.8 million at June 30, 2010. At June 30, 2010, the hedges were determined to be 100% effective. Gains or losses on hedges are reclassified into interest expense when the effect of the hedged item is recognized in earnings. The fair market value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the hedges.

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

The total amount of unrecognized tax benefits as of June 30, 2010 and December 31, 2009 was $9.0 million and $7.6 million, respectively, which included immaterial amounts of interest and penalties reflected as a liability on the balance sheet. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $9.0 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the six months ended June 30, 2010:

In thousands
Unrecognized tax positions, January 1, 2010	$7,622
Gross increases- tax positions in current period	1,400

Unrecognized tax positions, June 30, 2010	$9,022

NOTE 7 – STOCK BASED COMPENSATION

At June 30, 2010 we had stock options outstanding under the following plans:

(i)	The 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(ii)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iii)	the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

(iv)	the 1997 Stock Option Plan, which expired in January 2007;

(v)	the Directors Stock Option Plan, which expired in May 2006;

(vi)	the 1995 Incentive Compensation Plan, which expired in July 2005;

(vii)	our Employee Stock Purchase Plan, which our stockholders approved in May 2001.

The following table sets forth the expense related to stock compensation:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options / restricted stock units	$3,674	$3,465	$7,324	$6,759
Employee Stock Purchase Program	193	166	417	333

Total pre-tax expense	$3,867	$3,631	$7,741	$7,092

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Tax benefit recognized in income statement	$1,533	$1,452	$3,061	$2,754
Excess tax benefit realized	12,267	287	13,430	551

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (in years)	5.75	5.5	5.75	5.5
Expected volatility	29.69%	28.90%	28.42%	28.28%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	1.75%	2.34%	2.41%	2.12%

Weighted average fair value at grant date	$16.29	$13.87	$13.36	$11.89

Stock option activity for the six months ended June 30, 2010, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2009	7,387,753	$35.43
Granted	1,262,823	52.17
Exercised	(1,231,078)	25.24
Cancelled or expired	(104,678)	47.78

Outstanding at June 30, 2010	7,314,820	$39.82	6.86	$189,244,650

Exercisable at June 30, 2010	3,868,401	$33.17	5.61	$125,385,543
Vested and expected to vest in the future at June 30, 2010	6,685,358	$38.97	6.69	$178,460,762

The total intrinsic value of options exercised for the three and six months ended June 30, 2010 and 2009 was $37.5 million and $4.7 million, and $41.8 million and $8.9 million, respectively. Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at June 30, 2010 (for outstanding options), less the applicable exercise price. The restricted stock units (RSUs), included above, account for 20,000 shares granted and $1.3 million of intrinsic value which have a weighted average contractual life of 2.6 years.

As of June 30, 2010, there was $28.0 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.91 years.

NOTE 8 – COMMON STOCK

During the quarters ended March 31, 2010 and 2009, we repurchased on the open market, and subsequently cancelled, 207,114 and 536,346 shares of common stock, respectively. The weighted average repurchase price was $54.36 and $47.59 per share, respectively. There was $0.6 million of share repurchases that were not settled as of March 31, 2010.

During the quarters ended June 30, 2010 and 2009, we repurchased on the open market, and subsequently cancelled, 235,436 and 40,162 shares of common stock, respectively. The weighted average repurchase price was $55.22 and $48.51 per share, respectively. We also settled $0.6 million of share repurchases that occurred during the quarter ended March 31, 2010.

NOTE 9 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$53,094	$43,902	$101,213	$84,557

Denominator:
Denominator for basic earnings per share weighted average shares	84,890,285	84,919,498	84,828,844	84,914,145
Effect of diluted securities:
Employee stock options	1,803,954	1,923,762	1,817,265	1,928,898

Dilutive potential shares	1,803,954	1,923,762	1,817,265	1,928,898

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	86,694,239	86,843,260	86,646,109	86,843,043

Earnings per share – Basic	$0.63	$0.52	$1.19	$1.00

Earnings per share – Diluted	$0.61	$0.51	$1.17	$0.97

NOTE 10 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three and six months ended June 30, 2010 and 2009:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$53,766	$43,994	$102,400	$84,668
Other comprehensive income/ (loss):
Currency translation adjustments	(7,480)	25,604	(17,885)	20,261
Change in fair value of cash flow hedge, net of tax	(2,008)	634	(1,637)	1,007

Other comprehensive income/ (loss)	(9,488)	26,238	(19,522)	21,268
Comprehensive income	$44,278	$70,232	$82,878	$105,936
Less: net income attributable to noncontrolling interests	672	92	1,187	111

Comprehensive income attributable to Stericycle, Inc.	$43,606	$70,140	$81,691	$105,825

NOTE 11 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, for the six months ended June 30, 2010 were as follows:

In thousands
	United States	Foreign Countries	Total
Balance as of January 1, 2010	$1,153,149	$240,942	$1,394,091
Changes due to currency fluctuation	—	(13,915)	(13,915)
Sale of assets	(2,345)	—	(2,345)
Changes in goodwill on 2009 acquisitions	(2,469)	(212)	(2,681)
Goodwill on 2010 acquisitions	35,708	41,193	76,901

Balance as of June 30, 2010	$1,184,043	$268,008	$1,452,051

During the quarter ended June 30, 2010 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns Management, and Foreign Countries. We performed two impairment tests, one using a market approach and the other using an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior 30 days and the outstanding share count at June 30, 2010. We then look at the Company’s Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and non-core operational expenses, such as a gain on sale of divested assets, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit’s individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.

The results of our goodwill impairment test using the market approach indicated the fair value of our Domestic Regulated Waste and Foreign Countries reporting units exceeded book value by a substantial amount, in excess of 100% of book value. Our Regulated Returns Management reporting unit fair value exceeded book value in excess of 30%. We currently have $119.9 million of goodwill assigned to our Regulated Returns Management reporting unit.

Income Approach: The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to a present value. Expected future cash flows are calculated using management assumptions of internal growth, capital expenditures, and cost efficiencies. Future acquisitions are not included in the expected future cash flows. We use a discount rate based on our Company calculated Weighted Average Cost of Capital which is adjusted for each of our reporting units based on risk size premium and foreign country premium. Significant assumptions used in the income approach include realization of future cash flows and the discount rate used to present value those cash flows.

The results of our goodwill impairment test using the income approach indicated the fair value all of our reporting units exceeded book value by a substantial amount; in excess of 100%.

We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States (includes Puerto Rico) and Foreign. Revenues are attributed to countries based on the location of customers. Inter-company revenues, which are immaterial, are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Regulated waste management services	$236,575	$207,276	$465,665	$409,627
Regulated returns management services	25,415	18,309	51,703	37,998

Total revenue	261,990	225,585	517,368	447,625

Net interest expense	7,407	6,744	15,020	13,304
Income before income taxes	69,601	61,086	134,361	118,081
Income taxes	25,806	23,647	49,749	45,849

Net income attributable to Stericycle, Inc.	$43,795	$37,439	$84,612	$72,232

Depreciation and amortization	$8,690	$7,205	$17,386	$13,901

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Regulated waste management services	$85,744	$63,683	$165,543	$118,733
Net interest expense	1,431	1,407	2,701	2,772
Income before income taxes	14,267	9,475	26,753	17,965
Income taxes	4,296	2,920	8,965	5,529
Net income	9,971	6,555	17,788	12,436
Net income attributable to noncontrolling interests	672	92	1,187	111

Net income attributable to Stericycle, Inc.	$9,299	$6,463	$16,601	$12,325

Depreciation and amortization	$3,927	$2,455	$7,620	$4,603

NOTE 13 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

On November 30, 2009, we entered into an agreement with the United States Department of Justice (“DOJ”) and the States of Missouri and Nebraska providing clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that allowed us to complete the acquisition of MedServe, Inc., which we closed on December 4, 2009. Our agreement with the DOJ and the States of Missouri and Nebraska agreement required us to divest certain assets that we acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. We completed this required divestiture in May 2010 (see Note 2 – Acquisitions and Divestitures). In addition, our agreement requires us for a period of ten years to notify the DOJ and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska or Oklahoma.

During the quarter ended June 30, 2010, we entered into a settlement of litigation related to an acquisition agreement for $0.9 million.

NOTE 14 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.6 million with JPMorganChase Bank N.A. that expires in May 2011. We also have extended notes receivable to Shiraishi for approximately $14.9 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 15 – RESTRUCTURING CHARGES

In December of 2009, we announced the consolidation of operations within our Returns Management Services business. This consolidation will result in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia. The operations of those facilities will be moved to our Indianapolis, Indiana location. We have recognized expense of $1.6 million during the fourth quarter of 2009, $0.7 million during the first quarter of 2010, and $1.1 million during the second quarter of 2010 related to this restructuring. We have an accrual balance of $1.0 million related to the restructuring at June 30, 2010. We estimate additional expense of $0.2 million during the remainder of 2010. We believe this restructuring will allow us to maximize the efficiency of our Returns Management Services business at a single location and management infrastructure. In addition to the Returns Management Services restructuring charges, we recognized $0.5 million in expenses related to the consolidation of some redundant plant operations.

NOTE 16 – SUBSEQUENT EVENT

The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q.

On July 19, 2010 we settled the two Treasury lock interest rate hedges for $4.6 million. These hedges are discussed in Note 5 – Derivative Instruments.

On July 22, 2010, Stericycle, Inc. announced that it had received informal commitments from 22 institutional investors to purchase $175 million of new 3.89% seven-year unsecured senior notes and $225 million of new 4.47% ten-year unsecured senior notes. The issuance and sale of these notes to the purchasers is subject to the purchasers’ due diligence and other conditions, including our agreement with the purchasers on the form of a note purchase agreement and other documentation. We expect that the note purchase agreement will be signed in August 2010 and that the new senior notes will be issued in October 2010. We plan to use the proceeds to pay down outstanding bank debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 471,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Mexico, Portugal, Puerto Rico, Romania, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services, and regulated return management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system. In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

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

Highlights of the three months ended June 30, 2010:

•	revenues grew to $347.7 million, a 20.2% increase over $289.3 million for the second quarter 2009;

•	second quarter gross margins decreased to 46.5% in 2010 from 47.2% in 2009;

•	operating income was $93.6 million, a 17.7% increase from $79.5 million for 2009;

•	we incurred a net $0.1 million in non-core operational pre-tax expenses, and;

•	cash flow from operations was $48.2 million.

Highlights of the six months ended June 30, 2010:

•	revenues grew to $682.9 million, a 20.6% increase over $566.4 million for 2009;

•	gross margins decreased to 46.4% from 46.7% in 2009;

•	operating income was $180.7 million, a 17.6% increase from $153.7 million for 2009;

•	we incurred a net $1.6 million in non-core operational pre-tax expenses, and;

•	cash flow from operations was $129.3 million.

During the quarter ending June 30, 2010, we completed our annual goodwill impairment test. The results of that test did not indicate any impairment to our goodwill (see Note 11 - Goodwill, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I)).

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2010		2009
	$	%	$	%
Revenues	$347,734	100.0	$289,268	100.0
Cost of revenues	176,540	50.8	145,618	50.3
Restructuring costs	726	0.2	—	—
Depreciation	8,931	2.5	7,116	2.5

Total cost of revenues	186,197	53.5	152,734	52.8
Gross profit	161,537	46.5	136,534	47.2
Selling, general and administrative expenses	63,564	18.3	53,047	18.3
Depreciation	1,527	0.4	1,168	0.4
Amortization	2,159	0.6	1,376	0.5

Total selling, general and administrative expenses	67,250	19.3	55,591	19.2
Acquisition related transaction expenses	556	0.2	1,330	0.5
Acquisition integration expenses	1,314	0.4	73	0.0
Restructuring costs and plant closure expense	837	0.2	—	—
Litigation settlement	937	0.3	—	—
Gain on sale of assets	(2,955)	-0.8	—	—

Income from operations	93,598	26.9	79,540	27.5
Net interest expense	8,838	2.5	8,151	2.8
Income tax expense	30,102	8.7	26,567	9.2
Net income	53,766	15.5	43,994	15.2
Net income attributable to noncontrolling interests	672	0.2	92	0.0

Net income attributable to Stericycle, Inc.	$53,094	15.3	$43,902	15.2
Earnings per share- diluted	$0.61		$0.51

Revenues: Our revenues increased $58.5 million, or 20.2%, to $347.7 million in 2010 from $289.3 million in 2009. Domestic revenues increased $36.4 million, or 16.1%, to $262.0 million from $225.6 million in 2010 as internal revenue growth for domestic small account customers increased by approximately $11.8 million, or approximately 9%, and internal revenue growth for large quantity customers increased by approximately $4.8 million, or approximately 6%. Internal revenue for returns management increased by $7.1 million, and domestic acquisitions less than one year old contributed approximately $12.7 million to the increase in domestic revenues.

International revenues increased $22.1 million to $85.7 million, or 34.6%, from $63.7 million in 2009. Internal growth in the international segment contributed $5.6 million, or over 9% in increased revenues, excluding the effect of exchange rates and acquisitions. The effect of exchange rate fluctuations had no impact on international revenues in the second quarter of 2010, and acquisitions less than one year old contributed an additional $16.5 million in international revenues.

Cost of Revenues: Our cost of revenues increased $33.5 million, or 21.9%, to $186.2 million during 2010 from $152.7 million during 2009. Our domestic cost of revenues increased $20.7 million, or 18.5%, to $132.3 million from $111.6 million in 2009 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth. Our international cost of revenues increased $12.8 million, or 31.1% to $53.9 million from $41.1 million in 2009 as a result of costs related to proportional increase in revenues from acquisitions and internal growth. Our company wide gross margin percentage decreased to 46.5% during 2010 from 47.2% during 2009 due to slightly higher fuel and energy costs as well as integration of newly acquired revenues, such as the Medserve acquisition, which have lower margins, offset by improvements in the base business margins.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) increased $11.7 million, or 21.0%, to $67.3 million, for the quarter ended June 30, 2010 from $55.6 million for the comparable quarter in 2009 primarily as investment spending supported the increase in revenues and acquisition related SG&A spending. As a percentage of revenue, these costs slightly increased by 0.1% for the quarter ended June 30, 2010 compared to the same period in 2009.

Domestically, second quarter 2010 SG&A increased $7.7 million to $51.8 million from $44.1 million in the same period last year. As a percentage of revenues, SG&A was relatively the same at 19.7% in 2010 compared to 19.6% in 2009.

Internationally, our SG&A increased $4.0 million during the quarter ended June 30, 2010 to $15.5 million from $11.5 million during the same period in 2010. As a percentage of revenues, SG&A was 18.1% in 2010 compared to 17.9% in 2009. The slight increase in SG&A was due to our acquisitions in the UK and Brazil, which have slightly higher relative SG&A expenses.

Income from Operations: Income from operations increased to $93.6 million for the three months ended June 30, 2010 from $79.5 million for the comparable quarter in 2009, an increase of 17.7%. During the quarter ended June 30, 2010, we recognized $0.6 million in transactional expenses related to acquisitions as a result of adopting changes issued by the FASB to accounting rules related to business combinations, $1.1 million of restructuring costs of our regulated returns management service business, $0.5 million plant closure expense, and litigation settlement of $0.9 million, offset by a $3.0 million gain on sale of assets related to the MedServe divestiture. These non-core operational expenses totaled $0.1 million on a pre-tax basis. During the quarter ended June 30, 2009, we recognized $1.3 million in transactional expenses related to acquisitions.

Net Interest Expense: Net interest expense increased to $8.8 million during the quarter ended June 30, 2010 from $8.2 million during the comparable quarter in 2009 due to increased borrowings.

Income Tax Expense: Income tax expense increased to $30.1 million for the quarter ended June 30, 2010 from $26.6 million for the comparable quarter in 2009. The increase was due to higher taxable income. The effective tax rates for the quarters ended June 30, 2010 and 2009 were 35.9% and 37.7%, respectively.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2010		2009
	$	%	$	%
Revenues	$682,911	100.0	$566,358	100.0
Cost of revenues	347,110	50.8	288,212	50.9
Restructuring costs	1,154	0.2	—	—
Depreciation	17,793	2.6	13,809	2.4

Total cost of revenues	366,057	53.6	302,021	53.3
Gross profit	316,854	46.4	264,337	46.7
Selling, general and administrative expenses	126,034	18.5	103,778	18.3
Depreciation	3,079	0.4	2,309	0.4
Amortization	4,134	0.6	2,386	0.4

Total selling, general and administrative expenses	133,247	19.5	108,473	19.2
Acquisition related transaction expenses	1,356	0.2	1,940	0.3
Acquisition integration expenses	2,463	0.4	184	0.0
Restructuring costs and plant closure expense	1,076	0.2	—	—
Litigation settlement	937	0.1	—	—
Gain on sale of assets	(2,955)	-0.4	—	—

Income from operations	180,730	26.5	153,740	27.1
Net interest expense	17,721	2.6	16,076	2.8
Income tax expense	58,714	8.6	51,378	9.1
Net income	102,400	15.0	84,668	14.9
Net income attributable to noncontrolling interests	1,187	0.2	111	0.0

Net income attributable to Stericycle, Inc.	$101,213	14.8	$84,557	14.9
Earnings per share- diluted	$1.17		$0.97

Revenues: Our revenues increased $116.6 million, or 20.6%, to $682.9 million in 2010 from $566.4 million in 2009. Domestic revenues increased $69.7 million, or 15.6%, to $517.4 million from $447.6 million in 2009 as internal revenue growth for domestic small account customers increased by approximately $21.7 million, or over 8%, and internal revenue growth for large quantity customers increased by approximately $8.5 million, or approximately 6%. Internal revenue for returns management increased by $13.7 million, and domestic acquisitions less than one year old contributed approximately $25.8 million to the increase in domestic revenues.

International revenues increased $46.8 million to $165.5 million, or 39.4%, from $118.7 million in 2009. Internal growth in the international segment contributed $9.5 million, or approximately 8% in increased revenues, excluding the effect of exchange rates and acquisitions. The effect of exchange rate fluctuations favorably impacted international revenues approximately $5.1 million, and acquisitions less than one year old contributed an additional $32.2 million in international revenues.

Cost of Revenues: Our cost of revenues increased $64.0 million, or 21.2%, to $366.0 million during 2010 from $302.0 million during 2009. Our domestic cost of revenues increased $35.9 million, or 15.9%, to $261.2 million from $225.3 million in 2009 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth. Our international cost of revenues increased $28.1 million, or 36.6% to $104.8 million from $76.7 million in 2009 as a result of costs related to proportional increase in revenues, partially driven by the impact of exchange rates. Our gross margin percentage decreased to 46.4% during 2010 from 46.7% during 2009 due to slightly higher energy expenses and the inclusion of lower margin acquired revenues.

Selling, General and Administrative Expenses: SG&A increased $24.8 million, or 22.8%, to $133.2 million, for the six months ended June 30, 2010 from $108.5 million for the comparable period in 2009. As a percentage of revenue, these costs increased by 0.3% for the six months ended June 30, 2010 compared to the same period in 2009.

Domestically, 2010 SG&A increased $15.4 million, or 17.6%, to $103.1 million from $87.7 million in 2009. The increase was primarily due to SG&A expenses related to the acquired revenues, higher amortization and stock option expenses, market penetration for our Sharps Management and Pharmaceutical Waste programs, and investment in the Steri-Safe services.

Internationally, our SG&A increased $9.4 million, or 44.7%, to $30.1 million in 2010 from $20.8 million in 2009. As a percentage of revenues, SG&A was 18.2% in 2010 and 17.5% in 2009. The increase in SG&A was partially due to our acquisitions in the UK and Brazil, which have slightly higher relative SG&A expenses. Higher amortization expense related to recognized intangible assets from acquisitions and investments for our Clinical Services program also contributed to the increase in SG&A.

Income from Operations: Income from operations increased $27.0 million, or 17.6%, to $180.7 million for the six months ended June 30, 2010 from $153.7 million for the comparable period in 2009. During the six months ended June 30, 2010, we recognized $1.4 million in transactional expenses related to acquisitions as result of adopting changes issued by FASB to accounting rules related to business combinations, $1.8 million of restructuring costs of our regulated returns management service business, $0.5 million plant closure expense, and litigation settlement of $0.9 million, partially offset by a $3.0 million gain on sale of assets related to the MedServe divestiture. These non-core operational expenses totaled $1.6 million on a pre-tax basis. During the six months ended June 30, 2009, we recognized $1.9 million in transactional expenses related to acquisitions.

Net Interest Expense: Net interest expense increased to $17.7 million during the six months ended June 30, 2010 from $16.1 million during the comparable period in 2009 due to increased borrowings.

Income Tax Expense: Income tax expense increased to $58.7 million for the six months ended June 30, 2010 from $51.4 million for the comparable period in 2009. The increase was due to higher taxable income. The effective tax rates for the six months ended June 30, 2010 and 2009 were 36.4% and 37.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $850 million senior credit facility maturing in August 2012, our $211 million term loan maturing in June 2012, and our $100 million private placement notes maturing April 2015, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At June 30, 2010, we were in compliance with all of our financial debt covenants.

As of June 30, 2010, we had $359.2 million of borrowings outstanding under our $850 million senior unsecured credit facility, which includes foreign currency borrowings of $24.7 million. We also had $193.7 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of June 30, 2010 was $297.1 million. At June 30, 2010, our interest rates on borrowings under our revolving credit facility were

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 0.75%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.17% per annum.

As of June 30, 2010, we had $211.0 million term loan debt outstanding which was entered into during 2009 with several lenders maturing in June 2012. Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the term loan agreement. The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%. As of June 30, 2010, the applicable margin was 3.00%. The weighted average rate of interest on the term loan was 3.65% per annum which includes the amounts under our interest rate hedge. We are required to make quarterly principal payments ranging between 2% to 3% of the principal amount of the outstanding term loans, and the remainder at maturity.

As of June 30, 2010, we had $100.0 million outstanding 5.64% private placement notes which we entered into on April 15, 2008 with nine institutional purchasers. The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

At June 30, 2010, we had $281.7 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2010, other foreign subsidiary bank debt, and capital leases.

Working Capital: At June 30, 2010, our working capital decreased by $5.0 million to $8.7 million compared to $13.7 million at December 31, 2009. Working capital increased by $14.5 million for net accounts receivables related to higher sales. Working capital decreased by $14.5 million for increases in current debt, which was used to fund acquisitions and stock repurchases. Working capital also decreased due to an increase in the fair value liability of $2.7 million related to our interest rate hedges. Increases in other accrued liabilities were mostly offset by decreases in accounts payable.

Net Cash Provided or Used: Net cash provided by operating activities increased $3.1 million, or 2.5%, to $129.3 million during the six months ended June 30, 2010 compared to $126.2 million for the comparable period in 2009. The increase in operating cash was primarily due to higher earnings.

Net cash used in investing activities for the six months ended June 30, 2010 was $85.8 million compared to $77.5 million in the comparable period in 2009. The difference is due to an increase of $7.3 million on acquisitions and international investments in the first six months of 2010 than for the same period in the prior year. Capital expenditures also increased during the current year by $7.1 million when compared to the prior year. Offset to the increase, was proceeds from sale of assets as a result of completion of the required divestiture of selected assets related to the MedServe acquisition for $8.0 million in 2010.

Net cash used in financing activities was $49.7 million during the six months ended June 30, 2010 compared to $54.4 million for the comparable period in 2009. We had a decrease of $20.0 million due to debt repayments and financing fees, and a $5.7 million decrease in repurchase and cancellation of common stock in 2010 compare to 2009. We had new term loan in 2009 of $50.0 million.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.6 million with JPMorganChase Bank N.A. that expires in May 2011. We also have extended notes receivable to Shiraishi for approximately $14.9 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

Annual Impairment Test: We completed our annual goodwill impairment test during the second quarter of 2010. We used both a market approach and an income approach to determine the fair value of our reporting units. The market approach compares the market capitalization of the company as a whole, which is the fair value, and allocates a portion of that fair value to each reporting unit based on that reporting unit’s historic cash flows, as measured by a modified Earnings Before Interest, Taxes, Depreciation, and Amortization. The income approach uses estimates of future cash flows discounted to a present value to arrive at a fair value. Both the market and income approaches indicated no impairment to any of our three reporting units.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. As of June 30, 2010, we have one interest rate swap contract covering $25 million of our borrowings outstanding under our senior credit facility, and two Treasury rate locks covering $150 million of our expected private debt placement. The objective of the hedges is to reduce the risk of volatile interest expense by fixing the rate. The details of the contracts are as follows:

In thousands
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Expiration Date
$25,000	2.94%	1 Month Libor	October 2010
$75,000	2.799%	7-Year Treasury	July 2010
$75,000	3.29%	10-Year Treasury	July 2010

We entered into the interest rate hedges in order to manage the risk of interest rate changes to our interest expense. The interest rate hedges are designated as cash flow hedges; the notional amounts and all other significant terms of the hedge agreement are matched to the provisions and terms of the variable rate debt hedged. The fair market of the three hedges is recorded as a current liability of $3.8 million at June 30, 2010. At June 30, 2010, the hedges were determined to be 100% effective. Gains or losses on hedges are reclassified into interest expense when the effect of the hedged item is recognized in earnings. The fair market value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable is discounted to arrive at the fair value of the two hedges.

Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $6.0 million on a pre-tax basis.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007 and May 2008, we have been authorized to purchase a cumulative total of 16,224,578 shares of our common stock on the open market. As of June 30, 2010, we had purchased a cumulative total of 13,628,667 shares.

The following table provides information about our purchases during the six months ended June 30, 2010 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2010	—	$—	—	3,038,461
February 1- February 28, 2010	8,609	50.91	8,609	3,029,852
March 1- March 31, 2010	198,505	54.51	198,505	2,831,347
April 1- April 30, 2010	100,656	54.37	100,656	2,730,691
May 1- May 31, 2010	134,780	55.85	134,780	2,595,911
June 1- June 30, 2010	—	—	—	2,595,911

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Mark C. Miller, Chairman, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2010

STERICYCLE, INC.
(Registrant)

By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)