Form 10-Q
period 2010-09-30
STERICYCLE INC
filed 2010-11-05
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

As of November 2, 2010 there were 85,530,675 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,627	$15,767
Short-term investments	18,632	1,131
Accounts receivable, less allowance for doubtful accounts of $11,432 in 2010 and $8,709 in 2009	216,508	179,770
Deferred income taxes	14,935	14,087
Prepaid expenses	13,490	12,421
Other current assets	28,949	23,364

Total Current Assets	313,141	246,540
Property, Plant and Equipment, net	262,650	246,154
Other Assets:
Goodwill	1,476,156	1,394,091
Intangible assets, less accumulated amortization of $25,179 in 2010 and $18,546 in 2009	349,375	269,454
Other	32,964	26,564

Total Other Assets	1,858,495	1,690,109

Total Assets	$2,434,286	$2,182,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$96,932	$78,026
Accounts payable	49,354	47,608
Accrued liabilities	106,778	92,226
Deferred revenues	16,925	14,954

Total Current Liabilities	269,989	232,814
Long-term debt, net of current portion	880,452	910,825
Deferred income taxes	214,050	171,744
Other liabilities	12,811	10,247
Shareholders’ Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,467,697 issued and outstanding in 2010, 84,715,005 issued and outstanding in 2009)	855	847
Additional paid-in capital	70,659	47,522
Accumulated other comprehensive loss	(14,448)	(12,292)
Retained earnings	967,517	809,618

Total Stericycle, Inc. Shareholders’ Equity	1,024,583	845,695
Noncontrolling interest	32,401	11,478

Total Shareholders’ Equity	1,056,984	857,173

Total Liabilities and Shareholders’ Equity	$2,434,286	$2,182,803

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share data	2010	2009	2010	2009
Revenues	$362,988	$297,836	$1,045,899	$864,194
Costs and Expenses:
Cost of revenues	185,515	150,272	532,625	438,484
Selling, general and administrative expenses	65,033	54,312	191,067	158,090
Depreciation and amortization	13,504	9,959	38,510	28,463
Acquisition expenses	1,891	3,478	3,247	5,418
Integration expenses	790	282	3,253	466
Restructuring costs and plant closure expense	216	—	2,446	—
Litigation settlement	—	—	937	—
Gain on sale of assets	—	—	(2,955)	—

Total Costs and Expenses	266,949	218,303	769,130	630,921

Income from Operations	96,039	79,533	276,769	233,273

Other Income (Expense):
Interest income	82	48	194	271
Interest expense	(8,509)	(9,262)	(26,342)	(25,561)
Other income (expense), net	333	(646)	(1,562)	(2,264)

Total Other Income (Expense)	(8,094)	(9,860)	(27,710)	(27,554)

Income Before Income Taxes	87,945	69,673	249,059	205,719
Income Tax Expense	30,645	23,110	89,359	74,488

Net Income	57,300	46,563	159,700	131,231
Less: Net Income Attributable to Noncontrolling Interests	614	37	1,801	148

Net Income Attributable to Stericycle, Inc.	$56,686	$46,526	$157,899	$131,083

Earnings Per Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.66	$0.55	$1.86	$1.54

Diluted	$0.65	$0.54	$1.82	$1.51

Weighted Average Number of Common Shares Outstanding:
Basic	85,295,740	84,899,815	84,986,187	84,909,316
Diluted	87,179,057	86,794,118	86,830,761	86,827,626

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In thousands	2010	2009
OPERATING ACTIVITIES:
Net income	$159,700	$131,231
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(2,955)	—
Stock compensation expense	11,441	10,861
Excess tax benefit of stock options exercised	(17,951)	(357)
Depreciation	31,858	24,643
Amortization	6,652	3,820
Deferred income taxes	20,307	20,718
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(26,366)	8,204
Accounts payable	(3,477)	(4,502)
Accrued liabilities	19,214	20,452
Deferred revenues	1,942	252
Other assets	5,061	(1,395)

Net cash provided by operating activities	205,426	213,927

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(95,615)	(107,079)
Purchases of short-term investments	(17,172)	(58)
Proceeds from sale of assets	8,000	640
Capital expenditures	(35,937)	(29,644)

Net cash used in investing activities	(140,724)	(136,141)

FINANCING ACTIVITIES:
Repayment of long-term debt	(45,292)	(10,443)
Net repayments on senior credit facility	(13,072)	(213,027)
Proceeds from term loan	—	215,000
Payments of deferred financing costs	(5,757)	(3,620)
Payments on capital lease obligations	(2,172)	(255)
Purchase / cancellation of treasury stock	(43,589)	(69,986)
Proceeds from other issuance of common stock	38,224	11,726
Excess tax benefit of stock options exercised	17,951	357

Net cash used in financing activities	(53,707)	(70,248)
Effect of exchange rate changes on cash	(6,135)	(2,347)

Net increase in cash and cash equivalents	4,860	5,191
Cash and cash equivalents at beginning of period	15,767	9,095

Cash and cash equivalents at end of period	$20,627	$14,286

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$31,641	$32,116

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

September 30, 2010 and December 31, 2009

(Unaudited)

	Stericycle, Inc. Equity
In thousands	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	85,253	$852	$67,776	$633,927	$(32,075)	$158	$670,638
Issuance of common stock for exercise of options and employee stock purchases	1,132	12	15,889	—	—	—	15,901
Purchase/ cancellation of treasury stock	(1,670)	(17)	(73,164)	—	—	—	(73,181)
Stock compensation expense	—	—	14,638	—	—	—	14,638
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	22,383	—	—	—	22,383
Change in noncontrolling interest	—	—	—	—	—	9,787	9,787
Currency translation adjustment	—	—	—	—	17,595	835	18,430
Change in fair value of cash flow hedge, net of tax of $454	—	—	—	—	2,188	—	2,188
Net income	—	—	—	175,691	—	698	176,389

Comprehensive income							197,007

Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173

Issuance of common stock for exercise of options and employee stock purchases	1,504	15	37,327	—	—	—	37,342
Purchase/ cancellation of treasury stock	(751)	(7)	(43,582)	—	—	—	(43,589)
Stock compensation expense	—	—	11,441	—	—	—	11,441
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	—	—	17,951	—	—	—	17,951
Change in noncontrolling interest	—	—	—	—	—	16,923	16,923
Currency translation adjustment	—	—	—	—	(2,831)	2,199	(632)
Change in fair value of cash flow hedge, net of tax of $431	—	—	—	—	675	—	675
Net income	—	—	—	157,899	—	1,801	159,700

Comprehensive income							159,743

Balance at September 30, 2010	85,468	$855	$70,659	$967,517	$(14,448)	$32,401	$1,056,984

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; but the Company believes the disclosures in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. Current amounts in previously issued financial statements were reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2009, as filed with our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010.

NOTE 2 – ACQUISITIONS AND DIVESTITURE

During the quarter ended March 31, 2010, we acquired selected assets of two domestic regulated waste businesses, 100% of the stock of two regulated waste businesses in the UK, 70% of the stock of a regulated waste business in Brazil, and 100% of the stock of a regulated waste business in Chile. We also increased our majority share in a previous acquisition in Chile from 60% to 67%.

During the quarter ended June 30, 2010, we completed four acquisitions. Domestically, we acquired all of the stock of two regulated waste businesses. Internationally, we acquired all of the stock of one regulated waste business located in the United Kingdom and selected assets of a regulated waste business located in Mexico.

During the quarter ended September 30, 2010, we completed six acquisitions. Domestically, we acquired selected assets of two regulated waste businesses and all of the stock of a third regulated waste business. Internationally, we acquired three regulated waste businesses: 100% of the stock of a company in Portugal, 100% of the stock of a company in Japan, and 88.2% of the stock of a second company in Japan.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate purchase price of our acquisitions during the nine months ended September 30, 2010 was approximately $134.6 million, of which approximately $95.6 million was paid in cash, $31.6 million was paid by the issuance of promissory notes, and $7.4 million was recorded as contingent consideration. For financial reporting purposes, we recognized $98.2 million in goodwill, of which $14.3 million is tax deductible. We recognized $66.2 million in intangible assets of which $48.2 million have amortizable lives of 15-40 years, $0.9 million have amortizable lives of 3-5 years, and $17.1 million are indefinite lived. The allocation of acquisition price is preliminary pending completion of certain intangible asset valuations and completion accounts.

In thousands	Preliminary Allocation of 2010 Acquisitions	Adjustments During Allocation Period	Total Allocations
Fixed assets	$14,236	$(1,232)	$13,004
Intangibles	66,216	16,843	83,059
Goodwill	98,166	(14,600)	83,566
Net other assets	7,606	694	8,300
Debt	(16,412)	—	(16,412)
Net deferred tax liabilities	(18,466)	(1,556)	(20,022)
Noncontrolling interests	(16,923)	—	(16,923)

	$134,423	$149	$134,572

The results of operations of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to our company. During the nine month period ended September 30, 2010 and 2009, the Company incurred $3.2 million and $5.4 million, respectively, of acquisition related expenses. These expenses are identified on our Condensed Consolidated Statements of Income as Acquisition expenses.

Our acquisition of MedServe in December of 2009 required us to divest certain acquired assets. These assets were sold for $8.0 million resulting in a second quarter pre-tax gain of $3.0 million. The following table describes the assets:

In thousands	Asset Group Sold
Fixed assets	$(1,565)
Intangibles	(1,127)
Goodwill	(2,345)
Net other assets	(8)

$(5,045)

On September 24, 2010, we entered into a merger agreement for the acquisition of Healthcare Waste Solutions, Inc., a Delaware corporation (“HWS”). HWS provides a resource management assessment and consulting program for all waste streams to healthcare providers and is also engaged in the collection, transportation, treatment and disposal of medical waste, universal waste and other regulated wastes, sharps management services, safety and compliance training, and other related businesses.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total merger consideration is $245 million in cash, subject to various adjustments, including a reduction for HWS’s indebtedness as of the closing date. The merger is subject to customary closing conditions and regulatory reviews, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Consolidation

On January 1, 2010, Stericycle adopted changes issued by the FASB related to amendments to previous guidance on the consolidation of variable interest entities (“VIE”). This standard clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which a variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. Our adoption of the standard did not have any impact to our financial statements.

Accounting Standards not yet adopted

Revenue Recognition

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and the significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We do not generally have arrangements with multiple deliverables and therefore do not expect any material impact to our financial statements upon adoption.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

		Fair Value Measurements Using
In thousands	Total as of September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$20,627	$20,627	$—	$—
Short-term investments	18,632	18,632	—	—

Total assets	$39,259	$39,259	$—	$—
Liabilities:
Interest rate hedge (accrued liabilities)	60	—	60	—

Total liabilities	$60	$—	$60	$—

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Fair Value Measurements Using
In thousands	Total as of December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$15,767	$15,767	$—	$—
Short-term investments	1,131	1,131	—	—

Total assets	$16,898	$16,898	$—	$—
Liabilities:
Interest rate hedges (accrued liabilities)	$1,165	$—	$1,165	$—

Total liabilities	$1,165	$—	$1,165	$—

Level 1: At September 30, 2010, we have $20.6 million in cash and cash equivalents, and $15.8 million in Certificates of Deposit, and $2.8 million in money market accounts, that we carry on our books at fair value using Level 1 inputs. We financed a portion of our Japan acquisition through local borrowings of ¥1.2 billion which required us to deposit the equivalent USD amount of $15.8 million in one year Certificates of Deposit into an affiliated bank located in the United States. At December 31, 2009, we had $15.8 million in cash and cash equivalents and $1.1 million of short-term investments on our books at fair value using market price inputs.

Level 2: At September 30, 2010, we have an interest rate swap contract covering $25 million of our variable interest debt. The objective of the swap is to reduce the risk of volatile interest expense by fixing the rate. The interest rate hedge is designated as a cash flow hedge; the notional amount and all other significant terms of the hedge agreement are matched to the provisions and terms of the debt hedged. We apply hedge accounting to this instrument with changes in the fair value of the hedge agreement recorded as a component of accumulated other comprehensive income. The fair value was determined using market data inputs to calculate expected future interest rates. The cash streams attributable to the difference between expected future rates and the fixed rate payable are discounted to arrive at the fair value of the hedge. At September 30, 2010 and December 31, 2009 the fair value of the interest rate hedges was recorded as a current liability of $60 thousand and $1.2 million, respectively.

Level 3: We had no assets or liabilities measured at fair value using Level 3 inputs at September 30, 2010 or December 31, 2009.

Fair Value of Debt: At September 30, 2010, the fair value of the Company’s debt obligations was estimated at $960.1 million, compared to a carrying amount of $977.4 million. At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $985.0 million, compared to a carrying amount of $988.9 million. This fair value was estimated using market interest rates for comparable instruments.

There were no movements of items between fair value hierarchies.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS

As of September 30, 2010, we have one interest rate swap contract, which expired in October 2010, covering $25 million of our borrowings outstanding under our senior credit facility. The objective of the hedge was to reduce the risk of volatile interest expense by fixing the rate.

The fair market of the hedge is recorded as a current liability of $60 thousand at September 30, 2010.

During the quarter ending September 30, 2010, we settled our Treasury Lock hedge related to our private debt placement. The settlement resulted in a cash payment of $4.6 million and is reflected on our Statement of Cash Flows within Financing Activities. This settlement amount will be amortized over the life of the related debt.

NOTE 6 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2004. We have tax years open to examination in the US from 2007 and our subsidiaries in foreign countries have tax years open ranging from 2004 through 2009.

The Company has recorded accruals to cover certain unresolved tax issues. Such uncertain tax positions relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary.

The total amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009 was $7.7 million and $7.6 million, respectively, which included immaterial amounts of interest and penalties reflected as a liability on the balance sheet. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $7.7 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the nine months ended September 30, 2010:

In thousands
Unrecognized tax positions, January 1, 2010	$7,622
Net decreases- tax positions in prior period	(77)
Expiring by lapse of the Statute of Limitations	(1,123)
Net increases- tax positions in current period	1,276

Unrecognized tax positions, September 30, 2010	$7,698

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7 – STOCK BASED COMPENSATION

At September 30, 2010 we had stock options outstanding under the following plans:

(i)	The 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(ii)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iii)	the 2000 Nonstatutory Stock Option Plan, which our Board of Directors adopted in February 2000;

(iv)	the 1997 Stock Option Plan, which expired in January 2007;

(v)	the Directors Stock Option Plan, which expired in May 2006;

(vi)	the 1995 Incentive Compensation Plan, which expired in July 2005;

(vii)	our Employee Stock Purchase Plan, which our stockholders approved in May 2001.

The following table sets forth the expense related to stock compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Stock options	$3,483	$3,604	$10,807	$10,362
Employee Stock Purchase Plan	217	166	634	499

Total pre-tax expense	$3,700	$3,770	$11,441	$10,861

The following table sets forth the tax benefits related to stock compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Tax benefit recognized in income statement	$1,486	$1,453	$4,547	$4,207
Excess tax benefit realized	4,521	(194)	17,951	357

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

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (in years)	5.75	5.5	5.75	5.5
Expected volatility	27.62%	28.21%	28.39%	28.28%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	1.71%	2.69%	2.38%	2.12%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average grant date fair value of the stock options granted	$15.36	$12.31	$13.43	$11.89

Stock option activity for the nine months ended September 30, 2010, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2009	7,387,753	$35.43
Granted	1,304,681	52.56
Exercised	(1,627,108)	26.69
Cancelled or expired	(125,577)	47.87

Outstanding at September 30, 2010	6,939,749	$40.43	6.70	$202,391,523

Exercisable at September 30, 2010	3,512,385	$33.51	5.46	$126,326,580
Vested and expected to vest in the future at September 30, 2010	6,393,121	$39.69	6.57	$190,428,356

The restricted stock units (RSUs), included above, account for 20,000 shares granted and $1.4 million of intrinsic value which have a weighted average contractual life of 2.4 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Total intrinsic value of options exercised	$14,485	$3,166	$56,318	$12,073

Intrinsic value is measured using the fair market value at the date of the exercise (for options exercised) or at September 30, 2010 (for outstanding options), less the applicable exercise price.

As of September 30, 2010, there was $24.4 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.69 years.

NOTE 8 – COMMON STOCK

During the quarters ended March 31, 2010 and 2009, we repurchased on the open market, and subsequently cancelled, 207,114 and 536,346 shares of common stock, respectively. The weighted average repurchase price was $54.36 and $47.59 per share, respectively.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the quarters ended June 30, 2010 and 2009, we repurchased on the open market, and subsequently cancelled, 235,436 and 40,162 shares of common stock, respectively. The weighted average repurchase price was $55.22 and $48.51 per share, respectively.

During the quarters ended September 30, 2010 and 2009, we repurchased on the open market, and subsequently cancelled 308,588 and 848,169 shares of common stock, respectively. The weighted average repurchase price was $62.64 and $48.61 per share, respectively.

NOTE 9 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except share and per share data	2010	2009	2010	2009
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$56,686	$46,526	$157,899	$131,083

Denominator:
Denominator for basic earnings per share weighted average shares	85,295,740	84,899,815	84,986,187	84,909,316
Effect of diluted securities:
Employee stock options	1,883,317	1,894,303	1,844,574	1,918,310

Dilutive potential share	1,883,317	1,894,303	1,844,574	1,918,310

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	87,179,057	86,794,118	86,830,761	86,827,626

Earnings per share – Basic	$0.66	$0.55	$1.86	$1.54

Earnings per share – Diluted	$0.65	$0.54	$1.82	$1.51

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2010	2009	2010	2009
Net income	$57,300	$46,563	$159,700	$131,231
Other comprehensive income:
Currency translation adjustments	17,253	(3,498)	(632)	16,955
Change in fair value of cash flow hedge, net of tax	2,312	669	675	1,676

Other comprehensive income/ (loss)	19,565	(2,829)	43	18,631
Comprehensive income	$76,865	$43,734	$159,743	$149,862
Less: net income attributable to noncontrolling interests	614	37	1,801	148

Comprehensive income attributable to Stericycle, Inc.	$76,251	$43,697	$157,942	$149,714

NOTE 11 – GOODWILL

We have two geographical reporting segments, United States and Foreign Countries, both of which have goodwill. The changes in the carrying amount of goodwill, for the nine months ended September 30, 2010 were as follows:

In thousands	United States	Foreign Countries	Total
Balance as of January 1, 2010	$1,153,149	$240,942	$1,394,091
Changes due to currency fluctuation	—	844	844
Sale of assets	(2,345)	—	(2,345)
Changes in goodwill on 2009 acquisitions	(1,973)	(12,627)	(14,600)
Goodwill on 2010 acquisitions	41,992	56,174	98,166

Balance as of September 30, 2010	$1,190,823	$285,333	$1,476,156

The changes in goodwill for 2009 acquisitions are primarily due to the finalization of intangible valuations and allocation of goodwill to the asset group held for sale.

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

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States (including Puerto Rico) and Foreign. Revenues are attributed to countries based on the location of customers. Inter-company revenues, which are immaterial, are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Detailed information for our United States reporting segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Regulated waste management services	$241,724	$212,509	$707,389	$622,136
Regulated returns management services	31,895	15,986	83,598	53,984

Total revenue	273,619	228,495	790,987	676,120
Net interest expense	7,033	7,841	22,053	21,145
Income before income taxes	73,229	56,609	207,590	174,690
Income taxes	26,494	20,145	76,243	65,994

Net income attributable to Stericycle, Inc.	$46,735	$36,464	$131,347	$108,696

Depreciation and amortization	$9,009	$7,520	$26,395	$21,421

Detailed information for our Foreign Countries reporting segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Regulated waste management services	$89,369	$69,341	$254,912	$188,074
Net interest expense	1,394	1,373	4,095	4,145
Income before income taxes	14,716	13,064	41,469	31,029
Income taxes	4,151	2,965	13,116	8,494
Net income	10,565	10,099	28,353	22,535
Less: net income attributable to noncontrolling interests	614	37	1,801	148

Net income attributable to Stericycle, Inc.	$9,951	$10,062	$26,552	$22,387

Depreciation and amortization	$4,495	$2,439	$12,115	$7,042

NOTE 13 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

On November 30, 2009, we entered into an agreement with the United States Department of Justice (“DOJ”) and the States of Missouri and Nebraska providing clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that allowed us to complete the acquisition of MedServe, Inc., which we closed on December 4, 2009. Our agreement with the DOJ and the States of Missouri and Nebraska agreement required us to divest certain assets that we acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. We completed this required divestiture in May 2010 (see Note 2 – Acquisitions and Divestiture). In addition, our agreement requires us for a period of ten years to notify the DOJ and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska or Oklahoma.

During the quarter ended June 30, 2010, we entered into a settlement of litigation related to an acquisition agreement for $0.9 million.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14 – GUARANTEE

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.8 million with JPMorganChase Bank N.A. that expires in May 2011. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 15 – RESTRUCTURING CHARGES

In December of 2009, we announced the consolidation of operations within our Returns Management Services business. This consolidation will result in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia. The operations of those facilities will be moved to our Indianapolis, Indiana location. We have recognized expense of $1.6 million during the fourth quarter of 2009, $0.7 million during the first quarter of 2010, $1.1 million during the second quarter of 2010, and $0.2 million during the third quarter of 2010 related to this restructuring. We have an accrual balance of $0.4 million related to the restructuring at September 30, 2010. We estimate immaterial additional expense during the remainder of 2010. We believe this restructuring will allow us to maximize the efficiency of our Returns Management Services business at a single location and management infrastructure. In addition to the Returns Management Services restructuring charges, we recognized $0.5 million in expenses during the second quarter of 2010 related to the consolidation of some redundant plant operations.

NOTE 16 – SUBSEQUENT EVENT

The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q.

On August 18, 2010, we entered into a note purchase agreement with 39 institutional purchasers pursuant to which we agreed to issue and sell to the purchasers $175.0 million of our new 3.89% Series A seven-year unsecured senior notes and $225.0 million of our new 4.47% Series B 10-year unsecured senior notes. Closing of the note purchase agreement occurred on October 15, 2010.

The Series A notes bear interest at the fixed rate of 3.89% per annum, and the Series B notes bear interest at the fixed rate of 4.47% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011. The principal of the Series A notes is payable at the maturity of the notes on October 15, 2017, and the principal of the Series B notes is payable at the maturity of the notes on October 15, 2020. The notes are unsecured obligations.

We applied $100.0 million of the proceeds from the sale of the notes to repay a portion of our term loans and applied $300.0 million of the proceeds to reduce our borrowings under our revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a very diverse customer base of approximately 476,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Puerto Rico, Romania, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services, and regulated return management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system. In addition, we have technology licensing agreements with companies located in Brazil and Japan.

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

Highlights of the three months ended September 30, 2010:

•	revenues grew to $363.0 million, a 21.9% increase over $297.8 million for the third quarter 2009;

•	third quarter gross margins decreased to 46.3% in 2010 from 47.3% in 2009;

•	operating income was $96.0 million, a 20.8% increase from $79.5 million for 2009;

•	we incurred a net $2.1 million in non-core operational pre-tax expenses, and;

•	cash flow from operations was $76.1 million.

Highlights of the nine months ended September 30, 2010:

•	revenues grew to $1.05 billion, a 21.0% increase over $864.2 million for 2009;

•	gross margins decreased to 46.4% from 46.9% in 2009;

•	operating income was $276.8 million, a 18.7% increase from $233.3 million for 2009;

•	we incurred a net $3.6 million in non-core operational pre-tax expenses, and;

•	cash flow from operations was $205.4 million.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

The following summarizes the Company’s operations:

	Three Months Ended September 30,
In thousands, except per share data	2010		2009
	$	%	$	%
Revenues	$362,988	100.0	$297,836	100.0
Cost of revenues	185,515	51.1	150,272	50.5
Restructuring costs	185	0.1	—	—
Depreciation	9,190	2.5	6,647	2.2

Total cost of revenues	194,890	53.7	156,919	52.7
Gross profit	168,098	46.3	140,917	47.3
Selling, general and administrative expenses	65,033	17.9	54,312	18.2
Depreciation	1,796	0.5	1,878	0.6
Amortization	2,518	0.7	1,434	0.5

Total selling, general and administrative expenses	69,347	19.1	57,624	19.3
Acquisition expenses	1,891	0.5	3,478	1.2
Integration expenses	790	0.2	282	0.1
Restructuring costs and plant closure expense	31	0.0	—	—

Income from operations	96,039	26.5	79,533	26.7
Net interest expense	8,427	2.3	9,214	3.1
Income tax expense	30,645	8.4	23,110	7.8
Net income	57,300	15.8	46,563	15.6
Less: net income attributable to noncontrolling interests	614	0.2	37	0.0

Net income attributable to Stericycle, Inc.	$56,686	15.6	$46,526	15.6
Earnings per share- diluted	$0.65		$0.54

Revenues: Our revenues increased $65.1 million, or 21.9%, to $363.0 million in 2010 from $297.8 million in 2009. Domestic revenues increased $45.1 million, or 19.7%, to $273.6 million from $228.5 million in 2009 as internal revenue growth for domestic small account customers increased by $13.1 million, or approximately 10%, and internal revenue growth for large quantity customers increased by $4.7 million, or approximately 6%. Internal revenues for returns management increased by $15.9 million. Internal revenues excludes acquisitions less than one year old. Total regulated waste and returns management domestic acquisitions less than one year old contributed approximately $11.4 million to the increase in domestic revenues.

International revenues increased $20.0 million, or 28.9%, to $89.4 million from $69.3 million in 2009. Internal growth in the international segment contributed $3.9 million, or approximately 6% in increased revenues. Internal growth excludes the effect of foreign exchange and acquisitions less than one year old. The effect of exchange rate fluctuations negatively impacted international revenues approximately $1.6 million while acquisitions less than one year old contributed an additional $17.7 million in international revenues.

Cost of Revenues: Our cost of revenues increased $38.0 million, or 24.2%, to $194.9 million during 2010 from $156.9 million during 2009. Our domestic cost of revenues increased $23.2 million, or 20.2%, to $137.8 million from $114.6 million in 2009 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth. Our international cost of revenues increased $14.8 million, or 35.0%, to $57.1 million from $42.3 million in 2009 primarily driven by the impact of exchange rates and impact from integration of acquisitions. Our company wide gross margin percentage decreased to 46.3% during 2010 from 47.3% during 2009 primarily due to slightly higher fuel and energy costs as well as integration of lower margin newly acquired revenues and higher Regulated Returns Management revenues, offset by improvements in the base business margins.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses increased approximately $11.7 million, or 20.4%, to $69.4 million, for the quarter ended September 30, 2010 from $57.6 million for the comparable quarter in 2009 primarily as investment spending supported the increase in revenues and acquisition related SG&A spending. As a percentage of revenue, these costs decreased by 0.2% for the quarter ended September 30, 2010 compared to the same period in 2009.

Domestically, third quarter SG&A expenses increased $8.2 million, or 18.1%, to $53.6 million from $45.4 million in the same period in 2009. As percentage of revenues, SG&A was lower at 19.6% in the third quarter of 2010 compared to 19.9% in 2009. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2% while other expenses decreased by 0.55%. There was no single factor that was a major contributor to the decrease in SG&A.

Internationally, third quarter SG&A expenses increased $3.6 million or 29.5% to $15.8 million from $12.2 million in the same period last year. As a percentage of revenues, SG&A was 17.7% in 2010 compared to 17.6% in 2009. The increase in SG&A was partially due to our acquisitions in Japan and Portugal, which have slightly higher SG&A expenses. Higher amortization expense related to recognized intangible assets from acquisitions and investment for our Clinical Services program also contributed to the increase in SG&A.

Income from Operations: Income from operations increased to $96.0 million for the quarter ended September 30, 2010 from $79.5 million for the comparable quarter in 2009, an increase of 20.8%. During the quarter ended September 2010, we recognized $1.9 million in expenses related to acquisitions and $0.2 million of restructuring costs of our regulated returns management service business. During the quarter ended September 30, 2009 we recognized $3.5 million in expenses related to acquisitions.

Net Interest Expense: Net interest expense decreased to $8.4 million during the quarter ended September 30, 2010 from $9.2 million during the comparable quarter in 2009. Our interest expense was higher in 2009 due to incremental expenses related to three interest rate swap contracts, two of which expired prior to the third quarter of 2010.

Income Tax Expense: Income tax expense increased to $30.6 million for the quarter ended September 30, 2010 from $23.1 million for the comparable quarter in 2009. In September 2010 and 2009, we recognized $1.2 million and $1.8 million, respectively; of tax benefits related to prior years unrecognized tax positions, which positively impacted our diluted earnings per share by $0.01 and $0.02, respectively. The effective tax rates for the quarters ended September 30, 2010 and 2009 were 34.8% and 33.2%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

The following summarizes the Company’s operations:

	Nine Months Ended September 30,
	2010		2009
In thousands, except per share data	$	%	$	%
Revenues	$1,045,899	100.0	$864,194	100.0
Cost of revenues	532,625	50.9	438,484	50.7
Restructuring costs	1,339	0.1	—	—
Depreciation	26,983	2.6	20,456	2.4

Total cost of revenues	560,947	53.6	458,940	53.1
Gross profit	484,952	46.4	405,254	46.9
Selling, general and administrative expenses	191,067	18.3	158,090	18.3
Depreciation	4,875	0.5	4,187	0.5
Amortization	6,652	0.6	3,820	0.4

Total selling, general and administrative expenses	202,594	19.4	166,097	19.2
Acquisition expenses	3,247	0.3	5,418	0.6
Integration expenses	3,253	0.3	466	0.1
Restructuring costs and plant closure expense	1,107	0.1	—	—
Litigation settlement	937	0.1	—	—
Gain on sale of assets	(2,955)	-0.3	—	—

Income from operations	276,769	26.5	233,273	27.0
Net interest expense	26,148	2.5	25,290	2.9
Income tax expense	89,359	8.5	74,488	8.6
Net income	159,700	15.3	131,231	15.2
Less: net income attributable to noncontrolling interests	1,801	0.2	148	0.0

Net income attributable to Stericycle, Inc.	$157,899	15.1	$131,083	15.2
Earnings per share- diluted	$1.82		$1.51

Revenues: Our revenues increased $181.7 million, or 21.0%, to $1.05 billion in 2010 from $864.2 million in 2009. Domestic revenues increased $114.9 million, or 17.0%, to $791.0 million from $676.1 million in 2009 as internal revenue growth for domestic small account customers increased by $34.7 million, or approximately 9%, and internal revenue growth for large quantity customers increased by $12.9 million, or approximately 6%. Internal revenues for returns management increased by $29.6 million resulting from larger recalls in the quarter. Internal revenues exclude acquisitions less than one year old. Total domestic regulated waste and returns management acquisitions less than one year old contributed approximately $37.7 million to the increase in domestic revenues.

International revenues increased $66.8 million, or 35.5%, to $254.9 million in 2010 from $188.1 million in 2009. Internal growth in the international segment contributed $13.3 million, or approximately 7% in increased revenues. Internal growth excludes the effect of exchange rates and acquisitions less than one year old. The effect of exchange rate fluctuations favorably impacted international revenues approximately $3.5 million and acquisitions less than one year old contributed an additional $50.0 million in international revenues.

Cost of Revenues: Our cost of revenues increased $102.0 million, or 22.2%, to $560.9 million during 2010 from $458.9 million during 2009. Our domestic cost of revenues increased $59.1 million, or 17.4%, to $399.0 million from $339.9 million in 2009 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth. Our international cost of revenues increased $42.9 million, or 36.0% to $161.9 million from $119.0 million in 2009 as a result of costs related to a proportional increase in revenues, partially driven by the impact of exchange rates. Our company wide gross margin percentage decreased to 46.4% during 2010 from 46.9% during 2009 due to slightly higher energy expenses and the inclusion of lower margin acquired revenues.

Selling, General and Administrative Expenses: SG&A expenses increased $36.5 million, or 22.0%, to $202.6 million, for the nine months ended September 30, 2010 from $166.1 million for the comparable period in 2009. As a percentage of revenue, these costs increased by 0.2% for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to higher expensing of stock options.

Domestically, SG&A increased $23.5 million in 2010, or 17.6%, to $156.7 million from $133.2 in 2009. The increase was primarily due to SG&A expenses related to the acquired revenues, higher amortization and stock option expenses, market penetration for our Pharmaceutical Waste programs, and investment in the Steri-Safe services.

Internationally, SG&A increased $13.0 million in 2010, or 39.5% to $45.9 million from $32.9 million in 2009. As a percentage of revenues, SG&A was 18.0% in 2010 and 17.5% in 2009. The increase in SG&A was partially due to our acquisitions in the UK, Brazil, and Japan, which have slightly higher SG&A expenses. Higher amortization expense related to recognized intangible assets from acquisitions and investment for our Clinical Services program also contributed to the increase in SG&A.

Income from Operations: Income from operations increased to $276.8 million for the nine months ended September 30, 2010 from $233.3 million for the comparable period in 2009, an increase of 18.6%. During the nine months ended September 30, 2010, we recognized $3.2 million in expenses related to acquisitions, $2.0 million of restructuring costs of our regulated returns management service business, $0.5 million plant closure expense, and litigation settlement of $0.9 million, partially offset by a $3.0 million gain on sale of assets related to the MedServe divestiture. These non-core operational expenses totaled $3.6 million on pre-tax basis. During the nine months ended September 30, 2009, we recognized $5.4 million in expenses related to acquisitions.

Net Interest Expense: Net interest expense increased to $26.1 million during the nine months ended September 30, 2010 from $25.3 million during the comparable period in 2009 due to increased borrowings.

Income Tax Expense: Income tax expense increased to $89.4 million for the nine months ended September 30, 2010 from $74.5 million for the comparable period in 2009. The increase was due to higher taxable income partially offset by a lower effective tax rate. In September 2010 and 2009, we recognized $1.2 million and $1.8 million, respectively; of tax benefits related to prior years unrecognized tax positions which positively impacted our diluted earnings per share by $0.01 and $0.02, respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 35.9% and 36.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $850 million senior credit facility maturing in August 2012, our $206.9 million term loan maturing in June 2012, and our $100 million private placement notes maturing April 2015, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At September 30, 2010, we were in compliance with all of our financial debt covenants.

As of September 30, 2010, we had $375.1 million of borrowings outstanding under our $850 million senior unsecured credit facility, which includes foreign currency borrowings of $31.1 million. We also had $185.2 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of September 30, 2010 was $289.7 million. At September 30, 2010, our interest rates on borrowings under our revolving credit facility were

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 0.75%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.42% per annum.

As of September 30, 2010, we had $206.9 million term loan debt outstanding which was entered into during 2009 with several lenders maturing in June 2012. Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the term loan agreement. The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%. As of September 30, 2010, the applicable margin was 3.00%. The weighted average rate of interest on the term loan was 3.56% per annum which includes the amounts under our interest rate hedge. We are required to make quarterly principal payments ranging between 2% to 3% of the principal amount of the outstanding term loans, and the remainder at maturity.

As of September 30, 2010, we had $100.0 million outstanding 5.64% private placement notes which we entered into on April 15, 2008 with nine institutional purchasers. The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

At September 30, 2010, we had $295.4 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2010, other foreign subsidiary bank debt, and capital leases.

Working Capital: At September 30, 2010, our working capital increased by $29.4 million to $43.2 million compared to $13.7 million at December 31, 2009. Working capital increased by $36.7 million for net accounts receivables related to higher sales, and by $17.5 million for short-term investments. In July 2010, we financed a portion of our Japan acquisition through local borrowings which required us to deposit $15.8 million in one year Certificates of Deposit into an affiliated bank located in the United States (see Note 4 – Fair Value Measurements). Working capital decreased by $18.9 million for increases in current debt, which was used to fund acquisitions and stock repurchases. Working capital also decreased due to an increase in accrued liabilities of $14.6 million primarily related to acquisitions.

Net Cash Provided or Used: Net cash provided by operating activities decreased $8.5 million, or 4.0%, to $205.4 million during the nine months ended September 30, 2010 compared to $213.9 million for the comparable period in 2009. Higher earnings in 2010 were offset by an increase in accounts receivables resulting from higher revenues and timing of revenues in the quarter in our regulated returns business.

Net cash used in investing activities for the nine months ended September 30, 2010 was $140.7 million compared to $136.1 million in the comparable period in 2009. The difference is mainly due to a $15.8 increase in short-term investments related to our acquisitions in Japan (see Note 4 – Fair Value Measurements) partially offset by $11.5 million paid less for acquisitions and international investments in 2010.

Net cash used in financing activities was $53.7 million during the nine months ended September 30, 2010 compared to $70.2 million for the comparable period in 2009. A decrease of $26.4 million for the repurchase and cancellation of common stock over the prior year period, and a decrease of $163.0 million in debt repayments and financing fees was partially offset by a $215.0 million term loan placed in 2009.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $5.8 million with JPMorganChase Bank N.A. that expires in May 2011. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. As of September 30, 2010, we have one interest rate swap contract covering $25 million of our borrowings outstanding under our senior credit facility. The objective of the hedge is to reduce the risk of volatile interest expense by fixing the rate. The fair market of the hedge is recorded as a current liability of $60 thousand at September 30, 2010.

During the quarter ending September 30, 2010, we settled our Treasury Lock hedge related to our private debt placement. The settlement resulted in a cash payment of $4.6 million and is reflected on our Statement of Cash Flows within Financing Activities. This settlement amount will be amortized over the life of the related debt.

Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $6.1 million on a pre-tax basis.

We have exposure to foreign currency fluctuations. We have subsidiaries in ten foreign countries whose functional currency is the local currency. Changes in foreign currency exchange rates could unfavorably impact our consolidated results of operations. We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes. We do not hedge these items to manage the exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report. On the basis of this evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective.

The term “disclosure controls and procedures” is defined in Rule 13a-14(e) of the Securities Exchange Act of 1934 as “controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.” Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely materially to affect, our internal controls over financial reporting.

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

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007 and May 2008, we have been authorized to purchase a cumulative total of 16,224,578 shares of our common stock on the open market. As of September 30, 2010, we had purchased a cumulative total of 13,937,255 shares.

The following table provides information about our purchases during the nine months ended September 30, 2010 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2010	—	$—	—	3,038,461
February 1- February 28, 2010	8,609	50.91	8,609	3,029,852
March 1- March 31, 2010	198,505	54.51	198,505	2,831,347
April 1- April 30, 2010	100,656	54.37	100,656	2,730,691
May 1- May 31, 2010	134,780	55.85	134,780	2,595,911
June 1- June 30, 2010	—	—	—	2,595,911
July 1- July 31, 2010	308,588	62.64	308,588	2,287,323
August 1- August 31, 2010	—	—	—	2,287,323
September 1- September 30, 2010	—	—	—	2,287,323

ITEM 6.	EXHIBITS

2.1	Merger Agreement dated as of September 24, 2010 by and among Stericycle, Inc., SAMW Acquisition Corp., Healthcare Waste Solutions, Inc. and Joseph Mayernik, as shareholder representative

The exhibits and schedules to the Merger Agreement, which are listed following the table of contents, have been omitted pursuant to Item 601(b)(2) of Regulation S–K. We agree to furnish supplementally copies of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

31.1	Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Mark C. Miller, Chairman and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2010

STERICYCLE, INC. (Registrant)

By:	/s/ FRANK J.M. TEN BRINK
Frank J.M. ten Brink Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)