Form 10-K
period 2010-12-31
STERICYCLE INC
filed 2011-02-28
CIK 861878

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010): $5,599,237,122.

On February 14, 2011, there were 85,395,907 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 24, 2011.

Stericycle, Inc.

2010 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Overview

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our regulated waste management services;

•	our Bio Systems® sharps management services to reduce the risk of needle sticks;

•	our pharmaceutical waste services

•	a variety of products and services for infection control; and

•	our regulated returns and recall management services for expired or recalled products.

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer:

•	our regulated waste management services;

•	our Steri-Safe® Occupational Safety and Health Act (“OSHA”) and Health Insurance Portability and Accountability Act (“HIPAA”) compliance programs;

•	a variety of products and services for infection control; and

•	our regulated returns and recall management services for expired or recalled products.

We operate integrated national regulated waste management networks in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom. Our national networks include a total of 136 processing or combined processing and collection sites and 129 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary electro-thermal-deactivation system (“ETD”), chemical treatment and incineration.

We serve over 485,000 customers worldwide, of which over 13,000 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and over 472,000 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities, veterinary offices, municipalities and retail pharmacies.

We benefit from significant customer diversification. No one customer accounts for more than 2% of our total revenues, and our top ten customers account for approximately 8% of total revenues.

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

We believe that in 2010 the size of the global regulated waste market for the services we provide was approximately $10.5 billion. We estimate that our global market share increased to 13.7% in 2010 from 11.2% in 2009. Industry growth is driven by a number of factors. These factors include:

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

•

Environmental and Safety Regulation: We believe that many businesses that are not currently using third party regulated waste management services are unaware either of the need for proper training of employees or of the requirements of OSHA regarding the handling of regulated waste. These businesses include manufacturing facilities, schools, restaurants, hotels and other businesses where employees may come into contact with blood-borne pathogens or handle hazardous materials. Similarly, the proper handling of expired or recalled products requires an expertise that many businesses lack or find inefficient to provide.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

•

Broad Range of Services: We offer our customers a broad range of services to help them develop systems and processes to manage their regulated waste safely and efficiently. For example, we have developed programs to help our customers ensure and maintain compliance with the U.S. Environmental Protection Agency (“EPA”), OSHA and HIPAA regulations.

•	Established Network of Processing and Transportation Locations in Each Country: We believe that networks like ours would be very expensive and time-consuming for a competitor to develop.

•

Diverse Customer Base and Revenue and Cost Stability: We have a diverse customer base and contractual relationships in all the markets in which we operate. We are also generally protected from the cost of regulatory changes and increases in fuel, insurance and other operating costs because our regulated waste contracts typically allow us to adjust our prices to reflect these cost increases.

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

•

Ability to Integrate Acquisitions: Since 1993 we have completed 213 acquisitions in the United States and foreign countries and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•

Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services that we offer our existing regulated waste customers. For example, through our Steri-Safe® program, we offer OSHA compliance services to small-quantity customers, and we offer our Bio Systems® sharps in the U.S. management program to large-quantity customers in new geographic areas. We have expanded our regulated waste management services to pharmaceutical companies and other large-quantity generators through a series of acquisitions beginning in 2005.

•

Improve Margins: We intend to continue working to improve our margins by increasing our base of small-quantity customers and focusing on service strategies that more efficiently meet the needs of our large-quantity customers. We have succeeded in raising the percentage of our domestic regulated waste revenues from small-quantity customers from 33% for the fourth quarter of 1996 to 63% for 2010.

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

We completed 213 acquisitions from 1993 through 2010, with 143 in the United States and 70 internationally.

During 2010, we completed 33 acquisitions, of which 12 were domestic regulated waste and compliance businesses, one was domestic return management business and 20 were international regulated waste businesses in Latin America, Europe, and Japan.

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

We collect containers or corrugated boxes of regulated waste from our customers depending upon customer requirements, contract terms and volume of waste generated. The waste is then transported directly to one of our processing or facilities or to one of our transfer stations where it is combined with other regulated waste and transported to a processing facility.

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

Steri-Safe®: Our domestic Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings. In 2010, we introduced a similar program called Clinical Services in Canada, Ireland, and the United Kingdom.

Mail-Back Program: We also operate a domestic “mail-back” program by which we can reach small-quantity regulated waste customers located in outlying areas that would be inefficient to serve using our regular route structure. Our mail-back program has allowed us to service customers as far away as Hawaii, Alaska, Guam, and the Virgin Islands. Our mail-back program is also used in home care patient settings.

Large-Quantity Customers: Our marketing efforts to large-quantity customers are conducted by account executives, service specialists and healthcare compliance specialists focused on serving as a trusted advisor to our customers. In this role, our field resources provide advice, training and consultative services to assist our large-quantity customers reach their objectives of staying in compliance with local, state, and federal regulations, reducing their impact on the environment, and maintaining a safe work environment for their staff and patients.

We offer singular waste stream services, including regulated waste management services and Sharps Management Service featuring our Bio Systems® reusable containers. Additionally, we have the ability to manage the full spectrum of waste streams generated by a facility with our Integrated Waste Stream Solutions service. Many of Stericycle’s large quantity services deliver fully integrated/ turnkey solutions which include program design, clinical staff education, implementation support, onsite service personnel and the necessary service equipment to support each program.

National Accounts: As a result of our extensive geographic coverage, we are capable of servicing national account customers (i.e., customers requiring regulated waste management services at various geographically dispersed locations).

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

International

We conduct regulated waste operations in Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom. We began our operations in Canada and Mexico in 1998, Argentina in 1999, the United Kingdom in 2004, Ireland in 2006, Chile in 2008, Romania and Portugal in 2009, and Brazil and Japan in 2010.

Processing Technologies

We currently use both non-incineration technologies (autoclaving, our proprietary ETD technology, and chemical treatment) and incineration technologies for treating regulated waste.

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

Autoclaving: Autoclaving treats regulated waste with steam at high temperature and pressure to kill pathogens. Autoclaving alone does not change the appearance of waste, and some landfill operators may not accept recognizable regulated waste. In this case, autoclaving may be combined with a shredding or grinding process to render the regulated waste unrecognizable.

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

Governmental Regulation

The regulated waste industry is subject to extensive and frequently changing U.S. federal, state and local and foreign laws and regulations. This statutory and regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. We maintain numerous governmental permits, registrations, and licenses to conduct our business in the jurisdictions in which we operate. Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction. These permits grant us the authority, among other things:

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

U.S. Federal and Foreign Regulation: We are subject to substantial and dynamic regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste operations. The specific statutory and regulatory requirements we must comply with vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes and regulations concerning environmental protection, employee health and welfare, transportation, the use of the mails, and controlled substances.

Environmental Protection: Our business is subject to extensive and evolving environmental regulations in all of the geographies in which we operate. Generally, the environmental laws we are subject to regulate the handling, transporting, and disposing of hazardous and non-hazardous waste, the release or threatened release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater and other surface waters, and the emission of pollutants into the air. The principal environmental laws that govern our operations in the U.S. are the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and the Clean Air Act of 1970. Though medical waste is currently considered non-hazardous solid waste under RCRA, some substances we collect from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous waste. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. The six incinerators we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states pursuant to regulations implemented under the Clean Air Act.

Examples of environmental laws applicable to our international operations include the Waste Framework Directive, the Environmental Liabilities Directive, the IPPC (Integrated Pollution Prevention and Control) Directive, and the Waste Incineration Directive in the European Union (“EU”), and the Canadian Environmental Protection Act and related regulations in Canada.

Employee Health and Welfare: We are also subject to numerous regulations enacted to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary law relating to employee health and welfare applicable to our business in the U.S. is the Occupational Safety and Health Act of 1970, which establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause illness, death or serious injury, compliance with standards promulgated by OSHA, and assorted reporting and record keeping obligations as well as disclosure and procedural requirements. Various OSHA standards apply to certain aspects of our operations and govern such matters as exposure to blood borne pathogens and other potentially infectious materials.

Employee health and welfare laws governing our business in foreign jurisdictions include the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related regulations in Canada.

Transportation: Various laws regulating the transportation of waste and other potentially dangerous materials also apply to the services we provide. In the U.S., the Department of Transportation (“DOT”) has adopted regulations that require us to package and label regulated waste in compliance with designated standards, and which incorporate blood borne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a “biohazard” marking on the outer packaging, and our regulated waste container must be sufficiently rigid and strong to prevent tearing or bursting. It must also be puncture-resistant, leak-resistant, properly sealed and impervious to moisture. Expired or recalled pharmaceuticals are subject to substantially the same DOT regulations as medical waste. We identify these products by their National Drug Code number and classify them by their handling, transportation and disposal requirements.

Examples of transportation laws we must comply with internationally include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada.

Use of the Mails: Certain regulations governing the use of the mails in the U.S. apply to a particular component of our sharps management services, requiring us to obtain and maintain permits from the U.S. Postal Service (“USPS”). We have obtained permits from the USPS to conduct our “mail-back” program, pursuant to which customers mail approved containers of “sharps” (needles, knives, broken glass and the like) directly to our treatment facilities.

Controlled Substances: In the U.S., our regulated returns and recall management services business is subject to certain laws regulating controlled substances. Our returns service for expired and recalled pharmaceuticals is required to comply with Drug Enforcement Administration (“DEA”) regulations relating to the approval and permitting of processing facilities, management of employees engaged in the collection, processing and disposal of controlled substances, and proper documentation and reporting to the DEA.

U.S. and Foreign Local Regulation: We conduct business in all 50 states and Puerto Rico. Each state has its own regulations related to the handling, treatment and storage of regulated waste. Although there are many differences among the various state laws and regulations, for regulated waste many states have followed the model under the state RCRA equivalent. In each state where we operate a processing facility or a transfer station, we are required to comply with numerous state and local laws and regulations as well as our operating plan for applicable facilities. In addition, many local governments have ordinances and regulations, such as zoning and health regulations that affect our operations. Similarly, our international operations are subject to regulations enacted and enforced at the provincial, municipal, and local levels of government in addition to the national regulations with which we must comply.

Patents and Proprietary Rights

We consider the protection of our ETD technology to be important to our business. Our policy is to protect our technology by a variety of means, including applying for patents in the United States and in other foreign countries.

We hold United States patents relating to the ETD treatment process and other aspects of processing regulated waste. We have filed or have been assigned patent applications in several foreign countries and we have received patents in Australia, Canada, Denmark, France, Ireland, Italy, Japan, Mexico, South Africa, South Korea, Spain, Sweden, and the United Kingdom. The last of our current United States patents relating to our ETD treatment process expires in January 2019.

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

Employees

As of December 31, 2010, we had 9,078 full-time and 637 part-time employees, of which 6,119 were employed in the United States and 3,596 internationally. 317 of our U.S. drivers, transportation helpers and plant workers are covered by a total of five collective bargaining agreements with local unions of the International Brotherhood of Teamsters. These agreements expire at various dates through June 2015. We also have approximately 1,160 employees in Latin America, 80 employees in Canada, and 20 employees in Europe under collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	Chairman and Chief Executive Officer	55
Richard T. Kogler	Executive Vice President and Chief Operating Officer	51
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	54
Charles A. Alutto	President, Stericycle USA	45
Michael J. Collins	President, Return Management Services	54

Mark C. Miller has served as our Chairman and Chief Executive Officer since joining us in May 1992. From May 1989 until he joined us, Mr. Miller served as vice president for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

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

Charlie Alutto joined us in May 1997 following our acquisition of the company where he was then employed. He became an executive officer in February 2011 and serves as President, Stericycle USA, our business unit for waste operations in the United States. He previously held various management positions with us, including vice president and managing director of SRCL Europe. Mr. Alutto received a B.S. degree in finance from Providence College and a M.B.A. degree in finance from St. John’s University.

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

Historically our growth strategy has been based in part on our ability to acquire other regulated waste businesses. We do not know whether in the future we will be able to:

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

We also do not know whether our growth strategy will continue to be effective. Our business is significantly larger than before, and new acquisitions may not have the incremental benefits that we have obtained in the past.

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

We face direct competition from a large number of small, local competitors. Because it requires very little money or technical know-how to compete with us in the collection and transportation of regulated waste, there are many regional and local companies in the industry. We face competition from these businesses, and competition from them is likely to exist in the new locations to which we may expand in the future. In addition, large national companies with substantial resources may decide to enter the regulated waste industry. For example, in the United States, Waste Management, Inc., a major solid waste company, is offering regulated waste management services to hospitals and possibly other large quantity generators of regulated waste.

Our competitors could take actions that would hurt our growth strategy, including the support of regulations that could delay or prevent us from obtaining or keeping permits. They might also give financial support to citizens’ groups that oppose our plans to locate a processing or transfer facility at a particular location.

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

We plan to grow both in the United States and in foreign countries. We have established operations in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

As a result of our various acquisitions, our balance sheet at December 31, 2010 contains goodwill of $1.6 billion and other intangible assets, net of accumulated amortization, of $375.2 million (including indefinite lived intangibles of $85.2 million). In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other,” we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges for the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease two ETD processing facilities, 49 facilities that provide autoclave or incineration processing, 16 facilities that use other processing technologies. All of our processing facilities also serve as collection sites. We own or lease 99 additional transfer and collection sites and 12 additional sales/administrative sites. Internationally, we own or lease three ETD processing facilities, 52 facilities that provide autoclave or incineration processing, and 14 facilities that use other processing technologies. We also lease or own 30 transfer and collection sites, 27 additional sales/administrative sites, and lease two landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.

Item 3. Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

In November 2010, we received a request for additional information from the U.S. Department of Justice (“DOJ”) in connection with its review of our proposed acquisition of Healthcare Waste Solutions, Inc., pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”). We have complied with the DOJ’s request and anticipate that the DOJ will complete its review during the first quarter of 2011, although the parties may again extend the HSR waiting period.

On November 30, 2009, we entered into an agreement with the DOJ and the States of Missouri and Nebraska providing clearance under the HSR that allowed us to complete the acquisition of MedServe, Inc., which we closed on December 4, 2009. Our agreement with the DOJ and the States of Missouri and Nebraska required us to divest certain assets that we acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. We completed this required divestiture in May 2010. In addition, our agreement requires us for a period of ten years to notify the DOJ and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska or Oklahoma.

Item 4. (Removed and Reserved)

PART II.

Item 5. Market Price for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of February 14, 2011, we had 154 stockholders of record. The Company’s stock trades on the NASDAQ National Market under the ticker symbol SRCL.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2009	$52.66	$45.82
Second quarter 2009	52.54	46.11
Third quarter 2009	53.18	47.46
Fourth quarter 2009	$58.10	$47.58

First quarter 2010	$56.38	$51.16
Second quarter 2010	66.57	54.35
Third quarter 2010	70.36	62.57
Fourth quarter 2010	$81.78	$69.75

We did not pay any cash dividends during 2010 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In November 2010, at a time when we had purchased an additional 4,312,820 shares since the prior increase in authorization, our Board of Directors authorized us to purchase up to an additional 4,312,820 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007, May 2008 and November 2010, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of December 31, 2010, we had purchased a cumulative total of 14,647,122 shares.

The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2010	0	$0	0	3,038,461
February 1 - February 28, 2010	8,609	50.91	8,609	3,029,852
March 1 - March 31, 2010	198,505	54.51	198,505	2,831,347
April 1 - April 30, 2010	100,656	54.37	100,656	2,730,691
May 1 - May 31, 2010	134,780	55.85	134,780	2,595,911
June 1 - June 30, 2010	0	0	0	2,595,911
July 1 - July 31, 2010	308,588	62.64	308,588	2,287,323
August 1 - August 31, 2010	0	0	0	2,287,323
September 1 - September 30, 2010	0	0	0	2,287,323
October 1 - October 31, 2010	184,000	71.37	184,000	2,103,323
November 1 - November 30, 2010	525,867	71.53	525,867	5,890,276
December 1 - December 31, 2010	0	0	0	5,890,276

Total	1,461,005	$64.57	1,461,005	5,890,276

Equity Compensation Plans

The following table summarizes information as of December 31, 2010 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders(1)	5,656,945	$44.39	2,423,160
Equity compensation plans not approved by our security holders(2)	871,888	$25.73	0

(1)

These plans consist of our 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, 1997 Stock Option Plan, 1996 Directors Stock Option Plan, 1995 Incentive Compensation Plan and the Employee Stock Purchase Plan.

(2)	The only plan in this category is our 2000 Nonstatutory Stock Option Plan.

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which authorized the granting of nonstatutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 7—Stock Based Compensation to the Consolidated Financial Statements for a description of this plan.

Performance Graph

The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2010 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index, and the Dow Jones US Waste & Disposal index. The graph assumes that $100 was invested on December 31, 2005 in our common stock and in the stock represented by each of the four indices, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Financial Data

In thousands, except per share data

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Income Data(1)
Revenues	$1,439,388	$1,177,736	$1,083,679	$932,767	$789,637
Income from operations	370,683	315,189	274,239	224,544	201,762
Net income attributable to Stericycle, Inc.	207,879	175,691	148,708	118,378	105,270
Earnings per share – Diluted(2)	2.39	2.03	1.68	1.32	1.16
Depreciation and amortization	53,885	39,990	34,148	31,137	27,036
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities	$325,670	$277,246	$210,555	$174,042	$160,162
Investing activities	(247,705)	(350,189)	(132,930)	(135,261)	(201,425)
Financing activities	(13,565)	81,772	(77,882)	(32,635)	52,547
Balance Sheet Data(1)
Cash, cash equivalents and short-term investments	$95,524	$16,898	$10,503	$18,364	$16,040
Total assets	2,639,023	2,182,803	1,759,298	1,608,159	1,327,906
Long-term debt, net of current portion	1,014,222	910,825	753,846	613,781	443,115
Stericycle, Inc. shareholders’ equity	$1,048,425	$845,695	$670,480	$714,075	$625,081

(1)	See Note 3 to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2010.
(2)	See Note 9 to the Consolidated Financial Statements for information concerning the computation of earnings per diluted common share.
•

In 2010, net income includes the following after-tax effects: $8.9 million of expenses related to acquisitions; $5.2 million of restructuring and plant closure costs; litigation settlement expense of $0.5 million; $1.8 million gain in sale of assets related to the MedServe divestiture; and $1.2 million benefit due to a net release of prior years’ tax reserves. The net effect of these adjustments negatively impacted diluted earnings per share (“EPS”) by $0.13.

•

In 2009, net income includes the following after-tax effects: $6.8 million of acquisition expenses; $1.0 million of restructuring costs; and $1.8 million benefit due to a net release of the prior years’ tax reserves. The net effect of these adjustments negatively impacted diluted EPS by $0.06.

•

In 2008, net income includes the following after-tax effects: $3.5 million expense related to a business dispute settlement; and a fixed asset write-down of equipment of $0.3 million. The net effect of these adjustments negatively impacted diluted EPS by $0.05.

•	In 2007, net income includes the following after-tax effects, netting to $9.3 million in expense, which negatively impacted diluted EPS by $0.10:
i.	$8.6 million of legal settlement expense related to an arbitration award in Australia;
ii.	$1.8 million write down of our investment in Medam, B.A., an Argentine joint venture. The write down of our investment in Argentina was a result of the legal restructuring of the business operations;
iii.	$1.3 million write down of the White Rose Environmental tradename as a result of the name change of our subsidiary in the United Kingdom;
iv.	$0.1 million write down of a permit intangible for a treatment facility in the United Kingdom that was no longer being used;
v.	$0.8 million write down of equipment that had been permanently idled;
vi.	$1.2 million gain on the divestiture of selected assets of Sterile Technologies, Ltd., one of our subsidiaries in the United Kingdom;

vii.	$2.0 million income from proceeds received from two of our insurance carriers for coverage related to the 3CI Complete Compliance Corporation (“3CI”) class action litigation settlement;
viii.	$0.1 million gain on the sale of our Scherer Labs assets.
•

In 2006, net income includes the following after-tax effects: $0.2 million write-down of fixed assets; $0.6 million write-down of an investment in securities; $0.6 million of income from insurance proceeds related to the 3CI. The net effect of these adjustments did not affect EPS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Report.

Introduction

We are in the business of managing regulated waste and providing an array of related services. We operate in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom.

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

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer: our medical and regulated waste management services; our Steri-Safe® OSHA and HIPAA compliance programs; a variety of products and services for infection control; and our regulated returns and recall services for expired or recalled products.

We operate integrated national regulated waste management networks domestically and internationally. Our national networks include a total of 136 processing or combined processing and collection sites and 129 additional transfer, collection or combined transfer and collection sites.

Our regulated waste processing technologies include autoclaving, our proprietary ETD, chemical treatment, and incineration.

As of December 31, 2010, we served over 485,000 customers worldwide, of which over 472,000 were small quantity customers and over 13,000 were large quantity customers.

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

Revenue Recognition: Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated returns and recall management services are recorded at the time services are performed.

Revenues from product sales are recognized at the time the goods are shipped to the customer. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position.

Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly, are not amortized (see Note 12—Goodwill and Other Intangible Assets to the Consolidated Financial Statements for additional information).

Our balance sheet at December 31, 2010 contains goodwill of $1.6 billion. In accordance with accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the impairment charge occurs. We use the market value of our stock compared to book value as the current measurement of total fair value of our Company. The performance of each of our reporting units is compared to that fair value ratio, and any unforeseen material drop in our stock price may be an indicator of a potential impairment of goodwill.

During the quarter ended June 30, 2010 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns and Recall Management Services, and Foreign Countries. We performed two impairment tests, one using a market approach and the other using an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior 30 days and the outstanding share count at June 30, 2010. We then look at the Company’s Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other adjustments, such as a gain on sale of divested assets, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value. We believe that starting with the fair value of the Company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit’s individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.

The results of our goodwill impairment test using the market approach indicated the fair value of our Domestic Regulated Waste and Foreign Countries reporting units exceeded book value by a substantial amount, in excess of 100% of book value. As of June 30, 2010 our Regulated Returns and Recall Management Services reporting unit fair value exceeded book value in excess of 30%, and had $119.9 million in assigned goodwill.

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

The results of our goodwill impairment test using the income approach indicated the fair value all of our reporting units exceeded book value by a substantial amount; in excess of 100% of book value.

Our permits are tested for impairment annually at December 31 or more frequently if circumstances indicate that they may be impaired. We use either a discounted income or cost savings model as the current measurement of the fair value of the permits. The fair value is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates.

In 2010, we wrote off $0.6 million for the permit intangibles of two redundant domestic treatment locations.

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

The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. There have been no indicators of impairment of these intangibles (see Note 12—Goodwill and Other Intangible Assets to the Consolidated Financial Statements).

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

Accounts Receivable: Accounts receivable consists of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected. Accounts receivable referred to a third party collection agency are written off if uncollected after 120 days. No single customer accounts for more than 2% of our accounts receivable.

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

Stock Option Plans: We have issued stock options to employees and directors as an integral part of our compensation programs. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility of our stock, expected term of the award, and the risk-free rate. Our stock’s expected volatility is based upon historical experience. The expected term of the awards is based upon a measure of historical volatility of our stock price. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates of a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

New Accounting Pronouncements: For information about recently issued accounting pronouncements see Note 2 to the Consolidated Financial Statements.

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

At December 31, 2010, we had $77.1 million in cash and cash equivalents and $18.5 million of short-term investments that we record at fair value using Level 1 inputs.

At December 31, 2010, we had no derivative instruments.

Restructuring Costs: In December of 2009, we announced the consolidation of operations within our returns and recall management services (“RMS”) business. This consolidation resulted in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia. The operations of those facilities have been moved to our Indianapolis, Indiana location. We have recognized expense of $1.6 million during the fourth quarter of 2009, and $2.2 million during 2010. We have an accrual balance of $0.3 million related to the RMS restructuring at December 31, 2010. We estimate immaterial additional expense during 2011. We believe this restructuring will allow us to maximize the efficiency of our RMS business at a single location and management infrastructure.

In December 2010, we reorganized the structure of our international management group in order to leverage strong local management. We recognized $5.4 million in expense related to this restructuring, of which $3.3 million was related to stock options. We had an accrual balance of $1.8 million related to this reorganization at December 31, 2010 which will be paid primarily during 2011 with some additional disbursements in 2012.

In addition to the restructuring charges, we recognized $0.9 million in non-cash expenses during 2010 related to the consolidation of redundant plant operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Highlights for the year ended December 31, 2010 included the following:

•	revenues grew to $1.44 billion, a 22.2% increase over $1.18 billion in 2009;

•	gross margins decreased to 46.4% in 2010 from 46.9% in 2009;

•	operating income was $370.7 million, a 17.6% increase from $315.2 million for 2009;

•	we incurred a net $15.8 million in expenses related to restructuring and plant closure, acquisitions, litigation settlement, and gain on sale of assets and;

•	cash flow from operations was $325.7 million.

The following summarizes the Company’s operations:

In thousands, except per share data

	Years Ended December 31,
	2010		2009
	$	%	$	%
Revenues	$1,439,388	100.0	$1,177,736	100.0
Cost of revenues	733,416	50.9	595,608	50.6
Depreciation	37,025	2.6	29,028	2.5
Restructuring costs	1,520	0.1	704	0.1

Total cost of revenues	771,961	53.6	625,340	53.1
Gross profit	667,427	46.4	552,396	46.9
Selling, general and administrative expenses	261,460	18.2	216,911	18.4
Depreciation	6,941	0.5	5,572	0.5
Amortization	9,919	0.7	5,390	0.5

Total selling, general and administrative expenses	278,320	19.3	227,873	19.3
Acquisition expenses	9,519	0.7	7,333	0.6
Integration expenses	4,112	0.3	1,096	0.1
Restructuring and plant closure costs	6,851	0.5	905	0.1
Litigation settlement	897	0.1	0	0
Gain on sale of assets	(2,955)	-0.2	0	0

Income from operations	370,683	25.8	315,189	26.8
Net interest expense	36,815	2.6	34,132	2.9
Income tax expense	121,396	8.4	101,299	8.6
Net income	210,457	14.6	176,389	15.0
Net income attributable to noncontrolling interests	2,578	0.2	698	0.1

Net income attributable to Stericycle, Inc.	$207,879	14.4	$175,691	14.9
Earnings per share – Diluted	$2.39		$2.03

Revenues: Our revenues increased $261.7 million, or 22.2%, to $1.44 billion in 2010 from $1.18 billion in 2009. Domestic revenues increased $171.0 million, or 18.7%, to $1.08 billion from $912.6 million in 2009 as internal growth for domestic small account customers increased by approximately $46.7 million, approximately 9%, driven by an increase of Steri-Safe and Clinical Services revenues. Revenues from domestic large account customers increased approximately $17.5 million, or over 5%, as we increased the total number of accounts and expanded our Sharps Management and Pharmaceutical Waste Disposal programs. Returns and recall management services revenues increased by $55.7 million compared to 2009 resulting from larger recalls in 2010. Domestic acquisitions less than one year old added an additional $51.1 million to the growth in revenues compared to 2009.

International revenues in 2010 were $355.8 million, compared to $265.1 million in 2009, an increase of $90.7 million, or 34.2%. Internal growth, currency rate fluctuations and acquisitions impact the comparison of 2010 to 2009. Internal growth was $19.1 million. The effect of exchange rates positively impacted international 2010 revenues by $2.5 million as foreign currencies appreciated against the U.S. dollar. Acquisitions less than one year old favorably impacted revenue growth by $69.1 million.

Cost of Revenues: Our 2010 cost of revenues increased $146.6 million, or $23.4%, to $771.9 million compared to $625.3 million in 2009. Domestic cost of revenues increased $86.4 million, or 18.9%, to $544.7 million in 2010 compared to $458.3 million for 2009. International cost of revenues increased $60.2 million, or 36.0%, to $227.2 million in 2010 compared to $167.0 million in 2009.

Our gross margin percentage decreased to 46.4% during 2010 from 46.9% during 2009. Domestic gross margin percentage slightly decreased to 49.7% during 2010 from 49.8% in 2009. Our domestic gross profit was unfavorably impacted by $1.5 million in 2010 and $0.7 million in 2009 from restructuring costs for our regulated returns and recall management services business.

International gross margin decreased to 36.1% compared to 37.0% in 2009, primarily due to acquisitions with lower margins being consolidated. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large national healthcare hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which can be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2010, our selling, general and administrative (“SG&A”) expenses, excluding acquisition related costs, increased $50.4 million, or 22.1%, to $278.3 million from $227.9 million in 2009. As percentage of revenue, SG&A expenses remained at 19.3% in 2010 and 2009. Depreciation expense as a percentage of revenue was 0.5% in both 2010 and 2009. Amortization expense as a percentage of revenue increased to 0.7% in 2010 from 0.5% in 2009 due to larger quantity of acquisitions and related amortization.

Domestically, SG&A increased $31.6 million, or 17.3%, to $214.2 million in 2010 from $182.6 million in 2009. The increase was primarily due to pre-synergized cost structure of the acquired revenues, higher amortization expense, market penetration for our Pharmaceutical Waste programs, and investments in the Steri-Safe services.

Internationally, our SG&A increased $18.8 million, or 41.5%, in 2010 to $64.1 million from $45.3 million in 2009. As percentage of revenue, SG&A was 18.0% in 2010 and 17.1% in 2009. The increase in SG&A was partially due to our acquisitions in UK, Brazil, and Japan, which have higher SG&A expenses. Higher amortization expense related to recognized intangible assets from acquisitions and investment in our Clinical Services program also contributed to the increase in SG&A.

Income from Operations: Income from operations increased by $55.5 million, or 17.6%, to $370.7 million in 2010 from $315.2 million in 2009. Comparisons of income from operations between 2010 and 2009 are affected by various charges not considered part of our day-to-day operations. During the year ended December 31, 2010, we recognized $9.5 million in acquisition expenses, $4.1 million expenses related to integration of new acquisitions, $7.6 million of restructuring cost, $0.8 million plant closure expenses, and litigation settlement of $0.9 million, partially offset by a $3.0 million gain on sale of assets related to the MedServe divestiture. These various adjustments resulted in $19.9 million net expense on a pre-tax basis.

During the year ended December 31, 2009, we recognized $7.3 million in acquisition expenses, $1.1 million expenses related to integration of new acquisitions, and $1.6 million of restructuring costs for our regulated returns and recall management services business. These adjustments resulted in $10.0 million net expenses on a pre-tax basis.

Domestically, our income from operations increased $45.5 million, or 17.2%, to $310.4 million in 2010 from $264.9 million in 2009. Internationally, our income from operations increased $10.0 million, or 19.9%, to $60.3 million in 2010 from $50.3 million in 2009.

Interest Expense and Interest Income: Interest expense increased to $37.1 million during 2010 from $34.4 million during 2009 due to higher borrowings in 2010 and higher interest rates. Interest income was $0.3 million during both 2010 and 2009.

Income Tax Expense: Income tax expense for the years 2010 and 2009 reflects an effective tax rate of approximately 36.6% and 36.5%, respectively, for federal and state income taxes. In 2010, we recognized a net $1.2 million benefit related to prior years unrecognized tax benefits. In 2009, we recognized a net $1.8 million benefit related to prior years unrecognized tax benefits.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Highlights for the year ended December 31, 2009 included the following:

•	revenues grew to $1.18 billion, a 8.7% increase over $1.08 billion in 2008;

•	gross margins increased to 46.9% in 2009 from 44.8% in 2008;

•	operating income was $315.2 million, a 14.9% increase from $274.2 million for 2008;

•	we incurred a net $8.9 million in expenses related to acquisitions and restructuring and;

•	cash flow from operations was $277.2 million.

The following summarizes the Company’s operations:

In thousands, except per share data

	Years Ended December 31,
	2009		2008
	$	%	$	%
Revenues	$1,177,736	100.0	$1,083,679	100.0
Cost of revenues	595,608	50.6	573,554	52.9
Depreciation	29,028	2.5	25,096	2.3
Restructuring costs	704	0.1	0	0

Total cost of revenues	625,340	53.1	598,650	55.2
Gross profit	552,396	46.9	485,029	44.8
Selling, general and administrative expenses	216,911	18.4	194,158	17.9
Depreciation	5,572	0.5	5,013	0.5
Amortization	5,390	0.5	4,039	0.4

Total selling, general and administrative expenses	227,873	19.3	203,210	18.8
Restructuring costs and impairment of fixed assets	905	0.1	472	0.0
Acquisition expenses	7,333	0.6	0	0
Arbitration award and related costs	0	0	5,595	0.5
Integration expenses	1,096	0.1	1,513	0.1

Income from operations	315,189	26.8	274,239	25.3
Net interest expense	34,132	2.9	32,174	3.0
Income tax expense	101,299	8.6	90,296	8.3
Net income	176,389	15.0	148,771	13.7
Net income attributable to noncontrolling interests	698	0.1	63	0.0

Net income attributable to Stericycle, Inc.	$175,691	14.9	$148,708	13.7
Earnings per share – Diluted	$2.03		$1.68

Revenues: Our revenues increased $94.1 million, or 8.7%, to $1.18 billion in 2009 from $1.08 billion in 2008. Domestic revenues increased $81.8 million, or 9.8%, to $912.6 million from $830.8 million in 2008 as internal growth for domestic small account customers increased by approximately $39.6 million, or over 8%, driven by an increase of Steri-Safe revenues. Revenues from domestic large account customers increased approximately $12.1 million, or over 4%, as we increased the total number of accounts and expanded our Sharps Management program. Returns and recall management services revenues decreased by $22.3 million compared to 2008 due to lower than expected recall volumes. Domestic acquisitions less than one year old added an additional $52.4 million to the growth in revenues compared to 2008.

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

Our gross margin percentage increased to 46.9% during 2009 from 44.8% during 2008. Domestic gross margin percentage increased 2.2% to 49.8% during 2009 from 47.6% in 2008. Our domestic gross profit for 2009 was unfavorably impacted by $0.7 million of restructuring costs for our regulated returns and recall management services business. Lower gross margin in 2008 was primarily the result of energy and transportation costs increases in 2008, which were partially offset by higher revenues related to energy surcharges.

International gross margin improved by 1.7 percentage points in 2009 compared to 2008, primarily due to integration of acquisitions and related efficiencies. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large national healthcare hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which can be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2009, our SG&A expenses, excluding acquisition related costs, increased $24.7 million, or 12.1%, to $227.9 million from $203.2 million in 2008. Amortization and depreciation expense as a percentage of revenue slightly increased to 0.9% in 2009 from 0.8% in 2008. Domestically, 2009 SG&A increased $21.4 million, or 13.2%, to $182.6 million from $161.2 million in 2008. The increase was primarily due to spending related to acquisitions, market penetration for our Bio Systems® sharps management and Pharmacy Waste Disposal programs and investments in the Steri-Safe services.

Internationally, our SG&A increased $3.3 million, or 7.9%, in 2009 to $45.3 million from $42.0 million in 2008, mostly due to acquisitions and investment in our Clinical Services program.

Income from Operations: Income from operations increased by $41.0 million, or 14.9%, to $315.2 million in 2009 from $274.2 million in 2008. Comparisons of income from operations between 2009 and 2008 are affected by various charges not considered part of our day-to-day operations. During the year ended December 31, 2009, we recognized $7.3 million in acquisition expenses, $1.1 million expenses related to integration of new acquisitions, and $1.6 million of restructuring costs for our regulated returns and recall management services business. These adjustments resulted in $10.0 million net expenses on a pre-tax basis.

During the year ended December 31, 2008, we recorded expenses of $5.6 million related a business dispute settlement and related costs, $1.5 million expenses related to integration of new acquisitions, and $0.5 million related to fixed asset write-offs.

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

Liquidity and Capital Resources

Our $850.0 million senior credit facility maturing in August 2012, our $81.0 million term loan maturing in June 2012, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement note maturing in October 2017 and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At December 31, 2010, we were in compliance with all of our financial debt covenants.

As of December 31, 2010, we had $175.4 million of borrowings outstanding under our $850.0 million senior unsecured credit facility, which includes foreign currency borrowings of $57.4 million. We also had $184.0 million committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2009 was $490.6 million. At December 31, 2010, our interest rates on borrowings under our revolving credit facility were as follows:

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 0.75%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.0% per annum.

As of December 31, 2010, we had $81.0 million term loan debt outstanding which was entered into during 2010 with several lenders maturing in June 2012. Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to the LIBOR plus the applicable margin provided in the term loan agreement. The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%. As of December 31, 2010, the applicable margin was 3.0%. The weighted average rate of interest on the term loan was 3.3% per annum. We are required to make quarterly principal payments of 2.5% of the original principal amount from the outstanding term loans, and the remainder at maturity.

As of December 31, 2010, we had $100.0 million outstanding 5.64% private placement notes which we entered into on April 15, 2008. The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

On October 15 2010, we entered into a Private Placement note purchase agreement to sell $175.0 million of our new 3.89% seven-year unsecured senior notes (the “Series A notes”) and $225.0 million of our new 10-year 4.47% unsecured senior notes (the “Series B notes”). These notes were outstanding on December 31, 2010.

The Series A notes bear interest at the fixed rate of 3.89% per annum, and the Series B notes bear interest at the fixed rate of 4.47% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011. The principal amount of $175.0 million of the Series A notes will be payable at the maturity of the notes on October 15, 2017, and the principal amount of $225.0 million of the Series B notes will be payable at the maturity of the notes on October 15, 2020.

At December 31, 2010, we had $249.0 million in promissory notes issued in connection with acquisitions during 2004 through 2010, $91.4 in foreign subsidiary bank debt outstanding, and $6.3 million in capital lease obligations.

Working Capital: At December 31, 2010, our working capital increased to $60.2 million compared to $13.7 million at December 31, 2009. Cash and cash equivalents at December 31, 2010 includes $23.0 million to be used for recalled product reimbursement, offset by an equivalent amount in accrued liabilities. Working capital increased by $35.7 million for net accounts receivables related to higher sales, and by $17.3 million for short-term investments. In July 2010, we financed a portion of our Japan acquisition through local borrowings which required us to deposit $15.8 million in one year certificates of deposit with an affiliated bank located in the United States and is classified as part of short-term investments on our balance sheet (see Note 4—Fair Value Measurements).

Net Cash Provided or Used: Net cash provided by operating activities increased $48.4 million, or 17.5%, to $325.7 million during 2010. Cash provided by operating activities in 2010 includes a prepayment for recalled product reimbursements in excess of amounts paid, which resulted in an increase to accrued liabilities in the amount of $23.0 million. An increase in net income of 18.3%, improved collections as reflected by our Days Sales Outstanding, and an increase in accounts payable contributed to the increase in cash from operating activities.

Net cash used in investing activities during 2010 was $247.7 million compared to $350.2 million used in 2009. The decrease was mainly due to $121.5 million decrease in cash for acquisitions in 2010, partially offset by an increase of $15.8 million in purchases of short-term investments related to our acquisitions in Japan (see Note 4—Fair Value Measurements).

Net cash used in financing activities was $13.6 million during 2010 compared to $81.8 million provided by financing activities in 2009. The change primarily consists of a decrease in net proceeds on long term debt in the amount of $123.7 million. In addition, there was $18.6 million more of share repurchases in 2010.

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments as of December 31, 2010:

Payments due by period (dollars in thousands)

	Total	2011	2012-2013	2014-2015	2016 and After
Long-term debt(1)	$1,608,893	$297,572	$497,824	$283,680	$529,817
Capital lease obligations(1)	6,872	2,634	2,785	680	773
Operating leases	182,179	46,788	62,894	35,947	36,550
Purchase obligations	8,304	2,218	3,686	1,600	800
Other long-term liabilities(1)(2)	6,428	1,518	1,865	1,251	1,794

Total contractual cash obligations	$1,812,676	$350,730	$569,054	$323,158	$569,734

(1)

The long-term debt, capital leases, and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. Long-term debt that has floating interest rate requires the use of management judgment to estimate the future rate of interest.

(2)

Other long-term liabilities include amounts related to covenants not-to-compete agreements and exclude payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.

At December 31, 2010, we had $184.0 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.1 million with JPMorganChase Bank N.A. that expires in May 2011. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.3 million on a pre-tax basis.

During the year ending December 31, 2010, we settled our U.S. Treasury Lock hedge related to our private debt placement. The settlement resulted in a cash payment of $4.6 million and is reflected on our Statement of Cash Flows within Financing Activities. This settlement amount will be amortized over the life of the related debt.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 31.

Stericycle, Inc.

Lake Forest, IL

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited Stericycle, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stericycle, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 28, 2011

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$77,053	$15,767
Short-term investments	18,471	1,131
Accounts receivable, less allowance for doubtful accounts of $10,845 in 2010 and $8,709 in 2009	215,420	179,770
Deferred income taxes	16,824	14,087
Prepaid expenses	16,038	12,421
Other current assets	24,882	23,364

Total Current Assets	368,688	246,540
Property, Plant and Equipment, net	267,971	246,154
Other Assets:
Goodwill	1,595,764	1,394,091
Intangible assets, less accumulated amortization of $28,394 in 2010 and $18,546 in 2009	375,174	269,454
Other	31,426	26,564

Total Other Assets	2,002,364	1,690,109

Total Assets	$2,639,023	$2,182,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$88,899	$78,026
Accounts payable	54,777	47,608
Accrued liabilities	150,358	92,226
Deferred revenues	14,455	14,954

Total Current Liabilities	308,489	232,814
Long-term debt, net of current portion	1,014,222	910,825
Deferred income taxes	222,647	171,744
Other liabilities	13,315	10,247
Common Shareholders’ Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,242,387 issued and outstanding in 2010, 84,715,005 issued and outstanding in 2009)	852	847
Additional paid-in capital	46,945	47,522
Accumulated other comprehensive loss	(16,869)	(12,292)
Retained earnings	1,017,497	809,618

Stericycle, Inc. Shareholders’ Equity	1,048,425	845,695
Noncontrolling interest	31,925	11,478

Total Shareholders’ Equity	1,080,350	857,173

Total Liabilities and Shareholders’ Equity	$2,639,023	$2,182,803

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

	Years Ended December 31,
	2010	2009	2008
Revenues	$1,439,388	$1,177,736	$1,083,679

Costs and Expenses:
Cost of revenues (exclusive of items shown separately below)	733,416	595,608	573,554
Depreciation – cost of revenues	37,025	29,028	25,096
Restructuring costs – cost of revenues	1,520	704	0
Selling, general and administrative expenses (exclusive of items shown separately below)	261,460	216,911	194,158
Depreciation and amortization – SG&A	16,860	10,962	9,052
Acquisition expenses	9,519	7,333	0
Integration expenses	4,112	1,096	1,513
Restructuring and plant closure costs	6,851	905	472
Gain on sale of assets	(2,955)	0	0
Litigation settlement	897	0	5,595

Total Costs and Expenses	1,068,705	862,547	809,440

Income from Operations	370,683	315,189	274,239

Other Income (Expense):
Interest income	266	201	930
Interest expense	(37,081)	(34,333)	(33,104)
Other expense, net	(2,015)	(3,369)	(2,998)

Total Other Expense	(38,830)	(37,501)	(35,172)

Income Before Income Taxes	331,853	277,688	239,067

Income Tax Expense	121,396	101,299	90,296

Net Income	210,457	176,389	148,771

Less: Net Income Attributable to Noncontrolling Interests	2,578	698	63

Net Income Attributable to Stericycle, Inc.	$207,879	$175,691	$148,708

Earnings Per Common Share:
Basic	$2.44	$2.07	$1.73

Diluted	$2.39	$2.03	$1.68

Weighted Average Number of Common Shares Outstanding:
Basic	85,057,775	84,769,912	85,950,192
Diluted	86,962,651	86,744,003	88,335,832

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$210,457	$176,389	$148,771
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(2,955)	0	0
Restructuring and plant closure costs	5,571	1,609	472
Write-off of note receivable related to joint venture	0	0	798
Stock compensation expense	15,298	14,638	11,755
Excess tax benefit of stock options exercised	(24,687)	(10,905)	(9,319)
Depreciation	43,966	34,600	30,109
Amortization	9,919	5,390	4,039
Deferred income taxes	26,312	22,253	26,522
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(20,791)	12,567	(12,998)
Accounts payable	(165)	2,420	(7,041)
Accrued liabilities	56,578	21,464	19,517
Deferred revenues	(878)	89	1,597
Other assets and liabilities	7,045	(3,268)	(3,667)

Net cash provided by operating activities	325,670	277,246	210,555

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(190,430)	(311,891)	(84,947)
(Purchases of)/ proceeds from maturity of short-term investments	(16,955)	385	(463)
Proceeds from sale of assets	8,000	1,227	0
Capital expenditures	(48,320)	(39,910)	(47,520)

Net cash used in investing activities	(247,705)	(350,189)	(132,930)

FINANCING ACTIVITIES:
Repayment of long-term debt	(42,377)	(19,023)	(13,866)
Net payments of senior credit facility	(342,796)	(59,605)	(23,073)
Proceeds from private placement of long-term note	400,000	0	100,000
Proceeds from term loan	0	215,000	0
Payments of deferred financing costs	(5,757)	(3,635)	(236)
Principal payments on capital lease obligations	(2,894)	(1,106)	(527)
Purchase/cancellation of treasury stock	(94,335)	(75,686)	(167,338)
Proceeds from other issuance of common stock	49,907	14,922	17,839
Excess tax benefit of stock options exercised	24,687	10,905	9,319

Net cash (used in)/provided by financing activities	(13,565)	81,772	(77,882)
Effect of exchange rate changes on cash	(3,114)	(2,157)	(7,756)

Net increase/(decrease) in cash and cash equivalents	61,286	6,672	(8,013)
Cash and cash equivalents at beginning of year	15,767	9,095	17,108

Cash and cash equivalents at end of year	$77,053	$15,767	$9,095

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$77,760	$38,090	$106,074

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2010, 2009 and 2008

In thousands

	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2008	87,411	$874	$197,462	$485,219	$30,520	$(37)	$714,038
Currency translation adjustment	0	0	0	0	(59,301)	(52)	(59,353)
Change in fair value of cash flow hedge, net of tax of $1,900	0	0	0	0	(3,294)	0	(3,294)
Net income	0	0	0	148,708	0	63	148,771

Comprehensive income							86,124
Issuance of common stock for exercise of options and employee stock purchases	1,064	10	19,049	0	0	0	19,059
Purchase/cancellation of treasury stock	(3,222)	(32)	(169,809)	0	0	0	(169,841)
Stock compensation expense	0	0	11,755	0	0	0	11,755
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	0	0	9,319	0	0	0	9,319
Change in noncontrolling interest	0	0	0	0	0	184	184

Balance at December 31, 2008	85,253	$852	$67,776	$633,927	$(32,075)	$158	$670,638

Currency translation adjustment	0	0	0	0	17,595	835	18,430
Change in fair value of cash flow hedge, net of tax of $1,446	0	0	0	0	2,188	0	2,188
Net income	0	0	0	175,691	0	698	176,389

Comprehensive income							197,007
Issuance of common stock for exercise of options and employee stock purchases	1,132	12	15,889	0	0	0	15,901
Purchase/cancellation of treasury stock	(1,670)	(17)	(73,164)	0	0	0	(73,181)
Stock compensation expense	0	0	14,638	0	0	0	14,638
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	0	0	22,383	0	0	0	22,383
Change in noncontrolling interest	0	0	0	0	0	9,787	9,787

Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173

Currency translation adjustment	0	0	0	0	(2,544)	2,938	394
Change in fair value of cash flow hedge, net of tax of $1,353	0	0	0	0	(2,033)	0	(2,033)
Net income	0	0	0	207,879	0	2,578	210,457

Comprehensive income							208,818
Issuance of common stock for exercise of options and employee stock purchases	1,988	20	50,491	0	0	0	50,511
Purchase/cancellation of treasury stock	(1,461)	(15)	(94,320)	0	0	0	(94,335)
Stock compensation expense	0	0	18,565	0	0	0	18,565
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options	0	0	24,687	0	0	0	24,687
Change in noncontrolling interest	0	0	0	0	0	14,931	14,931

Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1—DESCRIPTION OF BUSINESS

We were incorporated in 1989 and presently serve a diverse customer base of over 485,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom. Domestically, we own or lease two ETD processing facilities, 49 facilities that provide autoclave or incineration processing, and 16 facilities that use other processing technologies. All of our processing facilities also serve as collection sites. We own or lease 99 additional transfer and collection sites and 12 additional sales/administrative sites. We use our fully integrated, national network to provide a broad range of services to our customers including regulated waste management services and regulated return and recall management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return and recall management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls or expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system. Internationally, we own or lease three ETD processing facilities, 52 facilities that provide autoclave or incineration processing, and 14 facilities that use other processing technologies. We also own or lease 30 transfer and collection sites, 27 additional sales/administrative sites, and lease two landfills.

We have 6,119 employees in the United States, of which 317 are covered by collective bargaining agreements. We have 3,596 employees in various foreign countries, of which approximately 1,260 are covered by collective bargaining agreements, primarily in Latin America.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of December 31, 2010 and 2009, the results of our operations for the three years ended December 31, 2010, 2009 and 2008, our cash flows for the three years ended December 31, 2010, 2009 and 2008 and our statement of changes in equity for the three years ended December 31, 2010, 2009 and 2008. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of filing this Annual Report on Form 10-K.

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

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries.

Revenue Recognition:

Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated returns and recall management services are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. We do not have any contracts in a loss position. Losses would be recorded when probable and estimable for any contracts that would be expected to go into a loss position.

Cash Equivalents and Short-Term Investments:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit which mature in less than one year.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	4 to 40 years
Machinery and equipment	3 to 30 years
Containers	2 to 20 years
Transportation equipment	3 to 7 years
Office equipment and furniture	3 to 15 years
Software	1 to 7 years

Our containers have a weighted average remaining useful life of 12.6 years.

During the years ended December 31, 2010, 2009 and 2008 we wrote down $0.1 million, $0.9 million and $0.5 million, respectively, related to equipment that had been permanently idled.

Goodwill and Identifiable Intangibles:

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 15 to 40 years based upon the type of customer, with a weighted average remaining useful life of 30.5 years. We have covenants not-to-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 6.4 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average remaining useful life of 30.8 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

Valuation of our intangible customer relationships and permits is derived using a discounted income and cost savings approach. Financial information such as revenues, costs, assets and liabilities related to the intangible asset are input into a standard valuation model to determine a stream of income attributable to that intangible. The income stream is then discounted to the present to arrive at a valuation. We perform annual impairment tests on our indefinite lived intangible assets.

Valuation of Intangibles:

Our permits are currently tested for impairment annually at December 31 or more frequently if circumstances indicate that they may be impaired. We use a discounted income or cost savings model as the current measurement of the fair value of the permits. The fair value is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates.

Amortizable identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 15 and 40 year lives based on the specific type of relationship. The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows (see Note 12—Goodwill and Other Intangible Assets to the Consolidated Financial Statements).

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. Accounts receivables referred to a third party collection agency are written off if uncollected after 120 days. No single customer accounts for more than 2% of our revenues. Bad debt expense was $7.5 million, $6.9 million and $5.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, and long-term debt. At December 31, 2010, the fair value of the Company’s debt obligations was estimated at $1.105 billion, compared to a carrying amount of $1.103 billion. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable.

We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of our expectations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where we make estimates include allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, income tax liabilities, accrued auto and workers’ compensation insurance claims, and intangible asset valuations. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, amortization expense and rental payments are based upon foreign exchange rates as of December 31, 2010 (see Notes 12, 14 and 15 to the Consolidated Financial Statements).

Derivative Instruments:

During 2010, we settled our two outstanding interest rate swap contracts. The contracts had a fair value of $1.2 million at December 31, 2009. We entered into, and settled, a U.S. Treasury Lock during 2010. The U.S. Treasury Lock settlement resulted in a cash payment of $4.6 million and is reflected on our Statement of Cash Flows within Financing Activities. This settlement amount will be amortized out of accumulated other comprehensive income over the life of the related debt. In 2010, we recognized $0.1 million in interest expense from accumulated other comprehensive income. We have no derivative instruments at December 31, 2010.

Stock-Based Compensation:

We recognize compensation expense for all stock-based awards made to our employees and directors. The fair value of stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility of our stock, expected term of the award, and the risk-free rate. Our stock’s expected volatility is based upon historical experience. The expected term of the awards is based upon the historical volatility of our stock price. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates for a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We did not have any environmental liabilities recorded at December 31, 2010 nor are we aware of any issues at our facilities that could initiate the need for environmental remediation.

New Accounting Standards:

Accounting Standards Recently Adopted

Business Combinations

On January 1, 2009, we adopted an update to existing accounting standards for business combinations. The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, contingent consideration is fair-valued at acquisition date and changes to that fair value are recognized to the income statement, noncontrolling interests are recognized at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Acquisition expenses were $9.5 million and $7.3 million for 2010 and 2009, respectively. Because of the inherent uncertainty of the number, structure and complexity of the acquisitions that we may complete in the future, and the magnitude of the transaction expenses that we may incur in completing these acquisitions, the future impact of this accounting change is not reasonably estimable.

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

On January 1, 2010, Stericycle adopted changes issued by the Financial Accounting Standards Board (“FASB”) under Accounting Standards Update (“ASU”) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU related to amendments to previous guidance on the consolidation of variable interest entities (“VIE”). This standard clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which a variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuing basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. Our adoption of the standard has not had any impact on our financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the years ended December 31, 2010, 2009 and 2008:

Acquisition Locations	2010	2009	2008
United States	13	16	14
Argentina	1	—	1
Brazil	3	—	—
Canada	—	1	2
Chile	1	2	2
Ireland	—	—	1
Japan	2	—	—
Mexico	3	—	1
Portugal	1	1	—
Romania	1	2	—
United Kingdom	8	1	1

Total	33	23	22

The following table summarizes the aggregate purchase price of our acquisitions during the years ended December 31, 2010, 2009 and 2008:

In thousands

	2010	2009	2008
Cash	$190,430	$311,891	$84,947
Promissory notes	77,760	38,090	106,074
Contingent consideration	15,994	0	0

Total purchase price	$284,184	$349,981	$191,021

Our 2010 acquisitions include $2.5 million expected to be paid during 2011, and is not reflected in the table above.

During 2010, we completed 33 acquisitions, of which 12 were domestic regulated waste and compliance businesses, one was a domestic returns and recall management services business and 20 were international regulated waste and compliance businesses. We also increased our majority share in a previous acquisition in Chile from 60% to 75%.

In 2010, we recognized $203.0 million in goodwill of which $129.0 million assigned to our United States reporting segment and $74.0 million assigned to our Foreign Countries reporting segment. We have $49.6 million of tax deductible goodwill that was acquired in 2010. In 2010, we recognized $113.6 in intangible assets of which $97.1 million were customer relationships with amortizable lives of 15-40 years and $16.5 million were operating permits with indefinite lives. The allocation of acquisition price is preliminary pending completion of certain intangible asset valuations and completion accounts.

The following table summarizes purchase price allocation for our acquisitions for the years ended December 31, 2010, 2009 and 2008:

In thousands

	2010	2009	2008
Fixed assets	$19,020	$32,927	$9,478
Intangibles	113,632	99,183	39,218
Goodwill	203,003	243,814	148,898
Net other assets	11,491	15,910	(6,658)
Debt	(22,774)	(16,047)	(1,055)
Net deferred tax liabilities	(22,716)	(16,019)	1,324
Noncontrolling interests	(14,931)	(9,787)	(184)

	$286,725	$349,981	$191,021

Our acquisition of MedServe, Inc., in December 2009 required us to divest certain acquired assets. These assets were sold for $8.0 million resulting in a second quarter pre-tax gain of $3.0 million. The following table describes the assets:

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

The total merger consideration for HWS is $245 million in cash, subject to various adjustments, including a reduction for its indebtedness as of the closing date. The merger is subject to customary closing conditions and regulatory reviews, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

For financial reporting purposes, our 2010 and 2009 acquisitions were accounted for using the acquisition method of accounting. Our 2008 acquisitions were accounted for using the purchase method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the complementary strategic fit that the acquired businesses brought to our company. During the years ended December 31, 2010 and 2009, the Company incurred $9.5 million and $7.3 million, respectively, of acquisition related expenses. These expenses are identified on our Condensed Consolidated Statements of Income as “acquisition expenses”.

The total purchase price for acquisitions in 2010, 2009 and 2008 was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. Some allocations are pending completion of certain intangible asset valuations. Goodwill was recorded in the amounts of $203.0 million, $240.4 million and $148.9 million during the years 2010, 2009 and 2008, respectively (see Note 12 to the Consolidated Financial Statements). Tax deductible goodwill, pending final acquisition accounting, was approximately $49.6 million, $73.3 million and $109.9 million for the years 2010, 2009 and 2008, respectively. The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition.

NOTE 4—FAIR VALUE MEASUREMENTS

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

In thousands

		Fair Value Measurements Using
	Total as of December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$77,053	$77,053	$0	$0
Short-term investments	18,471	18,471	0	0

Total assets	$95,524	$95,524	$0	$0

Total liabilities	$0	$0	$0	$0

In thousands

		Fair Value Measurements Using
	Total as of December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$15,767	$15,767	$0	$0
Short-term investments	1,131	1,131	0	0

Total assets	$16,898	$16,898	$0	$0
Liabilities:
Interest rate hedges (accrued liabilities)	$1,165	$0	$1,165	$0

Total liabilities	$1,165	$0	$1,165	$0

Level 1: At December 31, 2010, we had $77.1 million in cash and cash equivalents, $15.8 million in certificates of deposit, and $2.7 million in money market accounts, that we recorded at fair value using Level 1 inputs. We financed a portion of our Japan acquisition through local borrowings of ¥1.2 billion which required us to deposit the equivalent USD amount of $15.8 million in one year certificates of deposit with an affiliated bank located in the United States. At December 31, 2009, we had $15.8 million in cash and cash equivalents and $1.1 million of short-term investments recorded at fair value using market price inputs.

Level 2: At December 31, 2010, we had no interest rate swap contracts. At December 31, 2009 the fair value of the interest rate hedges was recorded as a current liability of $1.2 million.

Level 3: We had no assets or liabilities measured at fair value using Level 3 inputs at December 31, 2010 or December 31, 2009.

Fair Value of Debt: At December 31, 2010, the fair value of the Company’s debt obligations was estimated at $1.105 billion, compared to a carrying amount of $1.103 billion. At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $985.0 million, compared to a carrying amount of $988.9 million. This fair value was estimated using market interest rates for comparable instruments.

There have been no movements of items between fair value hierarchies.

NOTE 5—DERIVATIVE INSTRUMENTS

At December 31, 2010, we had no derivative instruments.

NOTE 6—INCOME TAXES

The U.S. and foreign components of income before income taxes consisted of the following for the years ended December 31, 2010, 2009 and 2008:

In thousands

	2010	2009	2008
U.S.	$273,891	$229,343	$205,183
Foreign countries	57,962	48,345	33,884

Total income before income taxes	$331,853	$277,688	$239,067

Significant components of our income tax expense for the years ended December 31, 2010, 2009 and 2008 are as follows:

In thousands

	2010	2009	2008
Current
U.S. federal	$72,733	$60,493	$49,635
U.S. state	9,356	8,938	8,053
Foreign countries	15,864	9,895	7,120

	97,953	79,326	64,808
Deferred
U.S. federal	19,834	16,046	19,279
U.S. state	3,254	2,636	4,722
Foreign countries	355	3,291	1,487

	23,443	21,973	25,488

Total provision	$121,396	$101,299	$90,296

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax effect	2.5%	2.7%	3.5%
Other	(0.9)%	(1.2)%	(0.7)%

Effective tax rate	36.6%	36.5%	37.8%

Cash payments for income taxes were $76.6 million, $66.5 million and $52.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our deferred tax liabilities and assets as of December 31, 2010 and 2009 were as follows:

In thousands

	2010	2009
Deferred tax liabilities:
Property, plant and equipment	$(61,699)	$(35,579)
Goodwill and intangibles	(195,946)	(162,242)
Other	0	(9,814)

Total deferred tax liabilities	(257,645)	(207,635)
Deferred tax assets:
Accrued liabilities	17,734	14,310
Other	16,987	14,499
Net operating tax loss carry forwards	29,074	28,418
Less: operating tax loss valuation allowance	(11,973)	(7,249)

Total deferred tax assets	51,822	49,978

Net deferred tax liabilities	$(205,823)	$(157,657)

At December 31, 2010, net operating loss carry forwards for U.S. federal and state income tax purposes had been fully utilized, excluding net operating loss carry forwards related to our acquisitions. The remaining net operating loss carry forwards from foreign and domestic acquisitions are approximately $83.8 million and begin to expire in 2015. Of these, $32.2 million have a valuation allowance offsetting their benefit, representing an increase of $13.5 million from 2009 related to acquisitions.

Undistributed earnings of foreign subsidiaries are considered permanently invested, and therefore no U.S. deferred taxes are recorded on such earnings. The cumulative amounts of such earnings are $155.7 million at December 31, 2010, and it was not practicable to estimate the U.S. withholding tax on such earnings assuming repatriation.

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2005.

We have recorded accruals to cover certain unresolved tax issues. Such contingent liabilities relate to additional taxes, interest and penalties we may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. We evaluate such items on a case-by-case basis and adjust the accrual for contingent liabilities as deemed necessary.

The total amount of unrecognized tax positions as of December 31, 2010 was $9.1 million, which includes immaterial amounts of interest and penalties and is reflected in accrued liabilities on the balance sheet. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $9.1 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2009 and 2010:

In thousands

Unrecognized tax positions, January 1, 2009	$5,318
Gross increases- tax positions in prior period	2,133
Gross decreases- tax positions in prior period	0
Gross increases- current period tax positions	3,460
Settlement	(51)
Lapse of statute of limitations	(3,238)

Unrecognized tax positions, December 31, 2009	$7,622

Gross increases- tax positions in prior period	828
Gross decreases- tax positions in prior period	(21)
Gross increases- current period tax positions	1,863
Settlement	0
Lapse of statute of limitations	(1,160)

Unrecognized tax positions, December 31, 2010	$9,132

NOTE 7—STOCK BASED COMPENSATION

Stock Plans:

We have adopted six stock option plans:

(i)	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(ii)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iii)	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

(iv)	the 1997 Stock Option Plan, which expired in January 2007;

(v)	the Directors Stock Option Plan, which expired in May 2006;

(vi)	the 1995 Incentive Compensation Plan, which expired in July 2005.

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

Both the 2008 Plan and 2005 Plan provide for the grant of non-statutory stock options (“NSOs”) and incentive stock options intended to qualify under section 422 of the Internal Revenue Code (“ISOs”) as well as stock appreciation rights. In addition, the 2008 Plan provides for the grant of Restricted Stock Awards and RSU Awards; the 2000 Plan provides for the grant of NSOs; the 1997 and 1995 Plans each provided for the grant of NSOs and ISOs; and the Directors Plan provided for the grant of NSOs.

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

As of December 31, 2010, we reserved the following shares for issuance, consisting of both shares available for option grants under the 2008 Plan, 2005 Plan, 2000 Plan, 1997 Plan and shares granted as options under all five of our plans, but not yet exercised:

1995 Plan options	4,488
1996 Directors Plan options	162,340
1997 Plan options	529,490
2000 Plan options	871,888
2005 Plan options	3,730,016
2008 Plan options and restricted stock units	3,491,548

Total shares reserved	8,789,770

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 600,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. We recognize compensation expense for the ESPP, which is reflected in the statement of income. Every U.S. employee who has completed six months employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2010, 2009 and 2008, 61,573 shares, 56,145 shares and 48,836 shares, respectively, were issued through the ESPP.

Stock Based Compensation Expense:

We recognize stock compensation expense in accordance FASB accounting standards. During 2010, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value determined in accordance with the provisions of FASB accounting standards for share-based payments. During the years ended December 31, 2010, 2009 and 2008, we recognized compensation expense of $14.4 million, $14.0 million and $11.2 million, respectively, for stock options, and $0.9 million, $0.7 million and $0.6 million, respectively, for the ESPP, which is reflected in the statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2010, 2009 and 2008.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the consolidated statements of income:

In thousands

	Years Ended December 31,
	2010	2009	2008
Cost of revenues – stock option plan	$224	$366	$403
Selling, general and administrative – stock option plan	13,914	13,599	10,768
Selling, general and administrative – restricted stock unit	304	0	0
Selling, general and administrative – ESPP	856	673	584

Total	$15,298	$14,638	$11,755

As of December 31, 2010, there were $22.0 million of total unrecognized compensation expenses, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.54 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands

	Years Ended December 31,
	2010	2009	2008
Tax benefit recognized in income statement	$7,359	$5,329	$4,341
Excess tax benefit realized	24,687	10,905	9,319

Stock Options:

Options granted to officers and employees generally vest over five years. During 2010, 2009 and 2008, options granted to officers and employees generally vested at the rate of 20% of the option shares on each of the first five anniversaries of the option grant date. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010		2009		2008
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	7,387,753	$35.43	7,297,399	$30.97	7,258,795	$25.44
Granted	1,388,846	54.13	1,368,476	47.39	1,202,964	53.85
Exercised	(2,106,156)	26.95	(1,107,063)	19.61	(987,284)	17.38
Forfeited	(156,269)	47.07	(162,470)	42.84	(175,734)	34.39
Cancelled or expired	(5,341)	55.50	(8,589)	53.37	(1,342)	5.89

Outstanding at end of year	6,508,833	$41.86	7,387,753	$35.43	7,297,399	$30.97

Exercisable at end of year	3,099,479	$34.49	3,884,494	$28.58	3,815,882	$23.36
Available for future grant	2,240,937		3,939,210		5,136,621

In 2010 we issued 20,000 restricted stock units (“RSUs”) with weighted average fair value per share of $51.65 which vest at the end of three years. Our 2008 Plan includes a share reserve related to RSUs granted increased for 40,000, a 2-1 ratio. We did not have any RSUs in 2009 and 2008.

The total exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the sales price on that trading day in the year ended December 31, 2010 and the exercise price associated with the respective option).

In thousands

	Years Ended December 31,
	2010	2009	2008
Total exercise intrinsic value of options exercised	$78,500	$37,600	$39,400

The total aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2010; this amount changes based on the fair market value of our stock.

The following tables set forth the information related to outstanding options:

In years

	December 31,
	2010	2009	2008
Weighted average remaining contractual life of outstanding options	6.7	6.5	6.6

In thousands

	December 31,
	2010	2009	2008
Total aggregate intrinsic value of outstanding options	$254,200	$146,400	$156,300

The following tables set forth the information related to exercisable options:

In years

	December 31,
	2010	2009	2008
Weighted average remaining contractual life of exercisable options	5.3	5.3	5.3

In thousands

	December 31,
	2010	2009	2008
Total aggregate intrinsic value of exercisable options	$143,900	$103,600	$109,700

Options outstanding and exercisable as of December 31, 2010 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$7.6015-$22.900	951,433	3.16	$21.09	951,433	$21.09
$23.010-$24.005	143,349	3.65	23.62	143,349	23.62
$24.825-$29.540	662,321	5.02	29.44	476,503	29.41
$29.815-$35.590	254,415	5.21	32.05	172,580	31.91
$35.780-$38.565	785,918	6.03	38.52	416,593	38.51
$38.905-$43.330	90,802	6.34	42.59	70,262	42.75
$43.340-$46.830	1,007,037	8.06	46.78	216,403	46.73
$46.870-$50.750	209,369	7.98	48.88	86,797	49.05
$50.820-$51.550	1,069,403	9.09	51.53	75,431	51.51
$51.750-$80.920	1,334,786	7.76	56.03	490,128	54.36

	6,508,833	6.66	$41.86	3,099,479	$34.49

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

	Years Ended December 31,
	2010	2009	2008
Stock options granted	1,388,846	1,368,476	1,202,964
Weighted average grant date fair value	$13.74	$11.90	$13.53
Expected term (in years)	5.75	5.50	5.50
Expected volatility	28.31%	28.28%	26.29%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	2.33%	2.08%	2.76%

NOTE 8—PREFERRED STOCK

Preferred Stock:

At December 31, 2010 and 2009, we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

NOTE 9—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data

	Years Ended December 31,
	2010	2009	2008
Numerator:
Numerator for basic earnings per share net income	$207,879	$175,691	$148,708

Denominator:
Denominator for basic earnings per share-weighted average shares	85,057,775	84,769,912	85,950,192
Effect of diluted securities:
Employee stock options	1,904,876	1,974,091	2,385,640

Dilutive potential shares	1,904,876	1,974,091	2,385,640

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,962,651	86,744,003	88,335,832

Earnings per share – Basic	$2.44	$2.07	$1.73

Earnings per share – Diluted	$2.39	$2.03	$1.68

For additional information regarding outstanding employee stock options, see Note 7 to the Consolidated Financial Statements.

In 2010, 2009 and 2008, options to purchase 133,535 shares, 2,218,914 shares and 993,352 shares, respectively, at exercise prices of $51.55-$80.92, $46.56-$60.53 and $47.32-$60.53, respectively, were not included in the computation of diluted earnings per share (“EPS”) because the effect would have been antidilutive.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for 2010, 2009 and 2008:

In thousands

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income/ (Loss)
Beginning balance January 1, 2008	$30,122	$398	$30,520
Fiscal 2008 change	(59,301)	(3,294)	(62,595)

Ending balance December 31, 2008	$(29,179)	$(2,896)	$(32,075)
Fiscal 2009 change	17,595	2,188	19,783

Ending balance December 31, 2009	$(11,584)	$(708)	$(12,292)
Fiscal 2010 change	(2,544)	(2,033)	(4,577)

Ending balance December 31, 2010	$(14,128)	$(2,741)	$(16,869)

The tax impact of the unrealized loss on cash flow hedges in accumulated other comprehensive income at December 31, 2010, 2009 and 2008 was $1.4 million, $1.4 million, and $1.9 million, respectively. Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following items:

In thousands

	2010	2009
Land	$16,337	$14,250
Building and improvements	93,743	78,549
Machinery and equipment	277,067	257,736
Office equipment and furniture	42,561	44,151
Internally developed software	11,084	7,142
Construction in progress	18,075	21,447

Total property, plant & equipment	458,867	423,275
Less: accumulated depreciation	(190,896)	(177,121)

Property, plant and equipment, net	$267,971	$246,154

NOTE 12—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with FASB Accounting Standards, goodwill and other indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired.

We have two geographical reporting segments, “United States” and “Foreign Countries”, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

In thousands

	United States	Foreign Countries	Total
Balance as of December 31, 2008	$957,459	$178,319	$1,135,778
Goodwill acquired during year	195,690	44,700	240,390
Changes due to currency fluctuation	0	17,923	17,923

Balance as of December 31, 2009	1,153,149	240,942	1,394,091

Goodwill acquired during year	128,954	74,049	203,003
Sale of assets	(2,345)	0	(2,345)
Changes due to currency fluctuation	0	1,015	1,015

Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764

During the quarter ended June 30, 2010 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns and Recall Management Services, and Foreign Countries. We performed two impairment tests, one using a market approach and the other using an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior 30 days and the outstanding share count at June 30, 2010. We then look at the Company’s Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other adjustments, such as a gain on sale of divested assets, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit’s individual earnings. A sustained drop in our stock price would have a negative impact on our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact on our fair value calculations.

The results of our goodwill impairment test using the market approach indicated the fair value of our Domestic Regulated Waste and Foreign Countries reporting units exceeded book value by a substantial amount, in excess of 100% of book value. As of June 30, 2010 our Regulated Returns and Recall Management Services reporting unit fair value exceeded the book value in excess of 30%, and had $119.9 million in assigned goodwill.

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

In 2010, we wrote off $0.6 million for the permit intangibles for two redundant domestic treatment facilities.

At December 31, 2010 and 2009, we had $85.2 million and $71.1 million, respectively, of indefinite lived intangibles that consist of environmental permits. In 2010 and 2009, we performed our annual permit impairment evaluation and determined that, other than as noted above, there was no impairment.

Our intangible assets, other than indefinite lived goodwill and permits, are amortized over their useful lives. In 2010, we assigned $97.1 million to customer relationships with amortization periods of 15 to 40 years and $16.5 million to facility environmental permits with indefinite lives.

In 2009, we assigned $70.0 million to customer relationships with amortization periods of 15 to 40 years, $21.0 million to facility environmental permits with indefinite lives and $7.7 million to covenants not-to-compete agreements with amortization periods of two to ten years.

As of December 31, the values of the amortizable intangible assets were as follows:

In thousands

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amounts
	2010	2009	2010	2009	2010	2009
Covenants not-to-compete	$10,402	$10,800	$2,952	$1,584	$7,450	$9,216
Customer relationships	304,175	202,760	23,177	14,701	280,998	188,059
Tradenames	1,200	1,200	253	221	947	979
License agreements	1,801	1,876	1,801	1,876	0	0
Other	766	241	211	164	555	77

Total	$318,344	$216,877	$28,394	$18,546	$289,950	$198,331

During the years ended December 31, 2010, 2009 and 2008, the aggregate amortization expense was $9.9 million, $5.4 million and $4.0 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands

2011	$12,039
2012	12,006
2013	11,906
2014	11,673
2015	11,357

NOTE 13—ACCRUED LIABILITIES

Accrued liabilities at December 31 consisted of the following items:

In thousands

	2010	2009
Accrued compensation	$31,325	$21,732
Accrued insurance	26,449	22,690
Accrued income tax	2,703	7,567
Accrued interest	8,934	5,726
Accrued professional liabilities	4,377	1,468
Accrued acquisition payment	18,535	241
Accrued recall product reimbursement	23,907	2,846
Accrued liabilities- other	34,128	29,956

Total accrued liabilities	$150,358	$92,226

NOTE 14—DEBT

New Debt

On October 15, 2010, we entered into a note purchase agreement with 39 institutional investors to sell $175 million of our new 3.89% seven-year unsecured senior notes (the “Series A notes”) and $225 million of our new 10-year 4.47% unsecured senior notes (the “Series B notes”).

The Series A notes bear interest at the fixed rate of 3.89% per annum, and the Series B notes bear interest at the fixed rate of 4.47% per annum. Interest will be payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011. The principal amount of 175 million of the Series A notes will be payable at the maturity of the notes on October 15, 2017, and the principal amount of 225 million of the Series B notes will be payable at the maturity of the notes on October 15, 2020. The notes are unsecured obligations of the company.

Long-term debt consisted of the following at December 31:

In thousands

	2010	2009
Obligations under capital leases	$6,330	$5,845
$850 million revolver weighted average rate 1%, due in 2012, variable rate debt at Libor +75 bps and base rate	175,407	381,602
$215 million term loan, due in 2012, variable rate debt at Libor + 300bps	80,969	215,000
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	0
$225 million Private Placement notes 4.47%, due in 2020	225,000	0
Acquisition notes weighted average rate of 3.2% and weighted average maturity of 4.8 years	248,982	225,886
Foreign bank debt weighted average rate 5.3% and weighted average maturity of 3.7 years	91,433	60,518

	1,103,121	988,851
Less: current portion	88,899	78,026

Total	$1,014,222	$910,825

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2010 are as follows:

In thousands

2011	$86,475
2012	295,185
2013	73,381
2014	68,561
2015	124,593
Thereafter	448,596

$1,096,791

We paid interest of $28.6 million, $24.8 million and $29.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands

	2010	2009
Buildings	$518	$561
Machinery and equipment	2,998	4,067
Vehicles	5,103	4,181
Less: accumulated depreciation	(2,720)	(2,354)

	$5,899	$6,455

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows:

In thousands

2011	$2,634
2012	1,852
2013	933
2014	439
2015	241
Thereafter	773

Total minimum lease payments	6,872
Less: amounts representing interest	(542)

Present value of net minimum lease payments	6,330
Less: current portion	(2,424)

Long-term obligations under capital leases	$3,906

Our $850.0 million senior credit facility maturing in August 2012, our $81.0 million term loan maturing in June 2012, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017 and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At December 31, 2010, we were in compliance with all of our financial debt covenants.

As of December 31, 2010 and 2009, we had $184.0 million and $223.7 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2010 and 2009 was $490.6 million and $244.7 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.1 million with JPMorganChase Bank N.A. that expires in May 2011. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 15—LEASE COMMITMENTS

We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates over the next 14 years. The leases for most of the properties contain renewal provisions.

Rent expense for 2010, 2009 and 2008 was $57.9 million, $45.8 million and $41.2 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2010 for each of the next five years and in the aggregate are as follows:

In thousands

2011	$46,788
2012	36,166
2013	26,728
2014	20,732
2015	15,215
Thereafter	36,550

$182,179

NOTE 16—PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION

FASB ASC Topic 280 requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are Foreign Regulated Waste Management Services (“Foreign Countries”), Domestic Regulated Waste Management Services (“United States”) and Domestic Returns and Recall Management Services. We have aggregated Domestic Regulated Waste Management Services and Domestic Returns and Recall Management Services into one reportable segment, United States, based on our consideration of the following aggregation criteria:

•	they have similar economic characteristics;

•	the same services are provided;

•	the same types of customers are serviced;

•	the same types of waste collection, transportation and treatment methods are utilized;

•	their regulatory environments are similar, but vary based upon country specific regulations; and

•	they employ the same sales and marketing techniques and activities.

Our two reportable segments are United States (which includes Puerto Rico) and Foreign Countries. Summary information for our reportable segments is as follows:

In thousands

	2010	2009	2008
Revenues:
United States	$1,083,565	$912,594	$830,813
Europe	199,304	158,577	156,309
Other foreign countries	156,519	106,565	96,557

Total foreign countries	355,823	265,142	252,866

Total	$1,439,388	$1,177,736	$1,083,679

Income before income taxes:
United States	$277,486	$232,077	$205,183
Foreign countries	54,367	45,611	33,884

Total	$331,853	$277,688	$239,067

Total assets:
United States	$1,919,424	$1,453,546	$1,377,486
Foreign countries	719,599	729,257	381,812

Total	$2,639,023	$2,182,803	$1,759,298

Property, Plant and Equipment, net:
United States	$188,936	$184,089	$166,674
Europe	38,833	32,592	18,803
Other foreign countries	40,202	29,473	21,667

Total foreign countries	79,035	62,065	40,470

Total	$267,971	$246,154	$207,144

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands

	2010	2009	2008
Regulated waste management services	$957,398	$842,479	$756,893
Regulated returns and recall management services	126,167	70,115	73,920

Total revenues	1,083,565	912,594	830,813

Net interest expense	31,079	28,852	26,097
Income before income taxes	277,486	232,077	205,183
Income taxes	105,065	88,113	81,689

Net income attributable to Stericycle, Inc.	$172,421	$143,964	$123,494

Depreciation and amortization	$35,769	$29,424	$24,296
Capital expenditures	33,737	29,479	34,353

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands

	2010	2009	2008
Regulated waste management services revenue	$355,823	$265,142	$252,866
Net interest expense	5,736	5,280	6,077
Income before income taxes	54,367	45,611	33,884
Income taxes	16,331	13,186	8,607

Net income	38,036	32,425	25,277
Less: net income attributable to noncontrolling interests	2,578	698	63

Net income attributable to Stericycle, Inc.	$35,458	$31,727	$25,214

Depreciation and amortization	$18,116	$10,566	$9,852
Capital expenditures	14,583	10,431	13,167

NOTE 17—EMPLOYEE BENEFIT PLAN

We have a 401(k) defined contribution retirement savings plan covering substantially all employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750 per annum. Our contributions for the years ended December 31 2010, 2009 and 2008 were approximately $2.3 million, $2.1 million and $1.7 million, respectively.

The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2010, 2009 and 2008, total contributions made by the Company for these plans were approximately $0.7 million, $0.7 million and $0.7 million, respectively.

NOTE 18—LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

In November 2010, we received a request for additional information from the U.S. Department of Justice (“DOJ”) in connection with its review of our proposed acquisition of Healthcare Waste Solutions, Inc., pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”). We have complied with the DOJ’s request and anticipate that the DOJ will complete its review during the first quarter of 2011, although the parties may again extend the HSR waiting period.

On November 30, 2009, we entered into an agreement with the DOJ and the States of Missouri and Nebraska providing clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that allowed us to complete the acquisition of MedServe, Inc., which we closed on December 4, 2009. Our agreement with the DOJ and the States of Missouri and Nebraska agreement required us to divest certain assets that we acquired from MedServe consisting of an autoclave treatment facility in Newton, Kansas, four transfer stations in Kansas, Oklahoma, Nebraska and Missouri and certain large customer accounts and associated assets related to these facilities. We completed this required divestiture in May 2010 (see Note 3—Acquisitions and Divestiture). In addition, our agreement requires us for a period of ten years to notify the DOJ and the States of Missouri and Nebraska before acquiring any business that is engaged in both the collection and treatment of infectious waste in Kansas, Missouri, Nebraska or Oklahoma.

NOTE 19—RESTRUCTURING AND PLANT CLOSURE COSTS

In December of 2009, we announced the consolidation of operations within our returns and recall management services (“RMS”) business. This consolidation resulted in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia. The operations of those facilities have been moved to our Indianapolis, Indiana location. We have recognized expense of $1.6 million during the fourth quarter of 2009 and $2.2 million during 2010. We have an accrual balance of $0.3 million related to the RMS restructuring at December 31, 2010. We estimate immaterial additional expense during 2011. We believe this restructuring will allow us to maximize the efficiency of our RMS business at a single location and management infrastructure.

In December 2010, we reorganized the structure of our international management group in order to leverage strong local management. We recognized $5.4 million in expense related to this restructuring, of which $3.3 million was related to stock options. We had an accrual balance of $1.8 million related to this reorganization at December 31, 2010 which will be paid primarily during 2011 with some additional disbursements in 2012.

In addition to the restructuring charges, we recognized $0.9 million in non cash expenses during 2010 related to the consolidation of redundant plant operations.

The following tables below highlight the pre-tax charges and changes in the reserves for 2010 and 2009. All charges related to these costs are reflected on our Consolidated Statement of Income within “Restructuring and plant closure costs” for both costs of revenue and selling, general, and administrative expenses.

In thousands

	Beginning Reserve at 01/01/10	Charges for the Year Ended 12/31/10	Cash Paid	Ending Reserve at 12/31/10
Employee severance	$666	$3,100	$(1,931)	$1,835
Other costs	6	1,080	(869)	217
Non-cash items
Employee severance	0	3,266	0	0
Other costs	0	925	0	0

Total	$672	$8,371	$(2,800)	$2,052

In thousands

	Beginning Reserve at 01/01/09	Charges for the Year Ended 12/31/09	Cash Paid	Ending Reserve at 12/31/09
Employee severance	$0	$666	$0	$666
Other costs	0	6	0	6
Non-cash items
Other costs	0	937	0	0

Total	$0	$1,609	$0	$672

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2010 and 2009:

In thousands, except per share data

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010	Year 2010
Revenues	$335,177	$347,734	$362,988	$393,489	$1,439,388
Gross profit	155,317	161,537	168,098	182,475	667,427
Restructuring costs and plant closure expense	(667)	(1,563)	(216)	(5,925)	(8,371)
Litigation settlement	0	(937)	0	40	(897)
Gain on sale of assets	0	2,955	0	0	2,955
Acquisition expenses	(800)	(556)	(1,891)	(6,272)	(9,519)
Integration expenses	(1,149)	(1,314)	(790)	(859)	(4,112)
Net income attributable to Stericycle, Inc.	48,119	53,094	56,686	49,980	207,879
* Basic earnings per common share	$0.57	$0.63	$0.66	$0.59	$2.44
* Diluted earnings per common share	$0.56	$0.61	$0.65	$0.57	$2.39

In thousands, except per share data

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009	Year 2009
Revenues	$277,090	$289,268	$297,836	$313,542	$1,177,736
Gross profit	127,803	136,534	140,917	147,142	552,396
Restructuring costs	0	0	0	(1,609)	(1,609)
Acquisition expenses	(610)	(1,330)	(3,478)	(1,915)	(7,333)
Integration expenses	(111)	(73)	(282)	(630)	(1,096)
Net income attributable to Stericycle, Inc.	40,655	43,902	46,526	44,608	175,691
* Basic earnings per common share	$0.48	$0.52	$0.55	$0.53	$2.07
* Diluted earnings per common share	$0.47	$0.51	$0.54	$0.52	$2.03

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

NOTE 21—SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing our annual report on Form 10-K. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

In thousands

	Balance 12/31/07	Charges to Expenses	Other Charges/ (Reversals)(1)	Write-offs/ Payments	Balance 12/31/08
Allowance for doubtful accounts	$6,157	$5,006	$30	$(4,577)	$6,616

	Balance 12/31/08	Charges to Expenses	Other Charges/ (Reversals)(1)	Write-offs/ Payments	Balance 12/31/09
Allowance for doubtful accounts	$6,616	$6,866	$765	$(5,538)	$8,709

	Balance 12/31/09	Charges to Expenses	Other Charges/ (Reversals)(1)	Write-offs/ Payments	Balance 12/31/10
Allowance for doubtful accounts	$8,709	$7,524	$(190)	$(5,198)	$10,845

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

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

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission’s rules and forms.” Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

(b) Internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included in Item 8.

(c) Changes in internal controls.

There were no changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 24, 2011, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 24, 2011, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies generally to all of our employees and, in addition, we have a adopted a finance department code of ethics that applies specifically to our Chairman and Chief Executive Officer, Chief Financial Officer, Vice President of Corporate Finance and the members of our finance department. Both codes are available on our website, www.stericycle.com, under “About Us/Codes of Conduct,” Any amendment to or waiver of the finance department code of ethics will be posted on our website within five business days after the date of the amendment or waiver.

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 24, 2011, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 24, 2011, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 24, 2011 to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification transactions with related persons is incorporated by reference to the information contained under the caption “Policy on Related Party Transactions” in Item 1 of our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 24, 2011, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 24, 2011, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent public accountants, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories are:

In thousands

	2010	2009
Audit fees	$1,485	$1,280
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

	$1,485	$1,280

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

We have filed the following exhibits with this report:

Exhibit Index	Description	Filed with Electronic Submission
2.1*	Merger Agreement dated as of September 24, 2010 by and among Stericycle, Inc., SAMW Acquisition Corp., Healthcare Waste Solutions, Inc. and Joseph Mayernik, as shareholder representative (incorporated by reference to Exhibit 2.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010)
3.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
3.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4*	Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 declared effective on October 10, 2007 (Registration No. 333-144613)
3.5*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 22, 2008)
3.6*	Amendment to bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed August 20, 2008)
4.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
10.1*	Term Loan Credit Agreement dated as of June 24, 2009 entered into by Stericycle, Inc., Bank of America, N.A., as administrative agent and a lender, other lenders from time to time party to the Credit Agreement, and a syndication agent to be determined (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 26, 2010)
10.2*	First Amendment [to Term Loan Credit Agreement dated as of June 24, 2009] and Increase Agreement, dated as of July 23, 2009 entered into by Stericycle, Inc., Stericycle International, LLC, Bank of America, N.A., as administrative agent and a lender, HSBC Bank USA, N.A., as syndication agent and a lender, and U.S. Bank National Association, National City Bank, The Bank of Nova Scotia, The Northern Trust Company and Fortis Bank SA/NV, New York Branch, as lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 10-K filed July 28, 2009
10.3*	Note Purchase Agreement dated as of April 15, 2008 entered into by Stericycle, Inc., as issuer and seller, and The Northwestern Mutual Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, Knights of Columbus, Principal Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc. and Modern Woodmen of America, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 18, 2008)

Exhibit Index	Description	Filed with Electronic Submission
10.4*	Note Purchase Agreement dated as of August 18, 2010 entered into by Stericycle, Inc., as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to our current report on Form 10-K filed August 27, 2010)
10.5*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))
10.6*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.7*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.8*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.9*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.11*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.11*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.12*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.13*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.14*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)

Exhibit Index	Description	Filed with Electronic Submission
10.15*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.16*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353)
10.17*†	First amendment to 2005 Plan
10.18*†	Form of stock option agreement for option grant under 1997 Plan, 2000 Plan and 2005 Plan (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for 2005)
10.19*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.20*†	First amendment to 2008 Plan
10.21*†	Form of stock option agreement for option grant under 2008 Plan
10.22†	Bonus conversion program (2011 plan year)	x
10.23*†	Form of stock option agreement for option grant under bonus conversion program
10.24*†	Employee Stock Purchase Plan (“ESPP”), as amended and restated May 16, 2007 and amended May 28, 2008
10.25*†	Second amendment to ESPP
10.26*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.27*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

Name	Title	Date

/s/ MARK C. MILLER Mark C. Miller	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	February 28, 2011

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	February 28, 2011

/s/ WILLIAM K. HALL William K. Hall	Director	February 28, 2011

/s/ JONATHAN T. LORD, M.D Jonathan T. Lord, M.D.	Director	February 28, 2011

/s/ JOHN PATIENCE John Patience	Director	February 28, 2011

/s/ JAMES W.P. REID-ANDERSON James W.P. Reid-Anderson	Director	February 28, 2011

/s/ THOMAS D. BROWN Thomas D. Brown	Director	February 28, 2011

/s/ RONALD G. SPAETH Ronald G. Spaeth	Director	February 28, 2011