Form 10-Q
period 2011-03-31
STERICYCLE INC
filed 2011-05-10
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 3, 2011 there were 85,848,988 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

Page No.

PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	1

Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2011 (Unaudited) and year ended December 31, 2010 (Audited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	23

PART II. Other Information

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	25

Signature	25

Certifications	26

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,656	$77,053
Short-term investments	19,768	18,471
Accounts receivable, less allowance for doubtful accounts of $9,916 in 2011 and $10,845 in 2010	231,171	215,420
Deferred income taxes	15,408	16,824
Prepaid expenses	21,448	16,038
Other current assets	25,212	24,882

Total Current Assets	337,663	368,688
Property, Plant and Equipment, net	272,593	267,971
Other Assets:
Goodwill	1,616,504	1,595,764
Intangible assets, less accumulated amortization of $31,991 in 2011 and $28,394 in 2010	388,812	375,174
Other	28,065	31,426

Total Other Assets	2,033,381	2,002,364

Total Assets	$2,643,637	$2,639,023

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$83,516	$88,899
Accounts payable	56,120	54,777
Accrued liabilities	127,623	134,711
Deferred revenues	14,679	14,455
Other current liabilities	10,307	15,647

Total Current Liabilities	292,245	308,489
Long-term debt, net of current portion	921,554	1,014,222
Deferred income taxes	241,096	222,647
Other liabilities	10,735	13,315
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,702,145 issued and outstanding in 2011 and 85,242,387 issued and outstanding in 2010)	857	852
Additional paid-in capital	75,146	46,945
Accumulated other comprehensive income	(3,931)	(16,869)
Retained earnings	1,073,171	1,017,497

Total Stericycle, Inc.’s Equity	1,145,243	1,048,425
Noncontrolling interest	32,764	31,925

Total Equity	1,178,007	1,080,350

Total Liabilities and Equity	$2,643,637	$2,639,023

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except for share and per share data
	Three Months Ended March 31,
	2011	2010
Revenues	$398,126	$335,177

Costs and Expenses:
Cost of revenues	205,816	170,570
Selling, general and administrative expenses	69,972	62,470
Depreciation and amortization	15,103	12,389
Acquisition expenses	3,798	800
Integration expenses	766	1,149
Restructuring costs	258	667

Total Costs and Expenses	295,713	248,045

Income from Operations	102,413	87,132

Other Income (Expense):
Interest income	184	80
Interest expense	(11,372)	(8,963)
Other expense, net	(263)	(1,003)

Total Other Expense	(11,451)	(9,886)

Income Before Income Taxes	90,962	77,246

Income Tax Expense	34,376	28,612

Net Income	$56,586	$48,634

Less: Net Income Attributable to Noncontrolling Interests	912	515

Net Income Attributable to Stericycle, Inc.	$55,674	$48,119

Earnings Per Common Share Attributable to Stericycle Inc. Common Shareholders:
Basic	$0.65	$0.57

Diluted	$0.64	$0.56

Weighted Average Number of Common Shares Outstanding:
Basic	85,459,302	84,766,721
Diluted	87,526,683	86,573,237

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$56,586	$48,634
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	3,863	3,874
Excess tax benefit stock options exercised	(8,092)	(1,163)
Depreciation	11,756	10,414
Amortization	3,347	1,975
Deferred income taxes	16,051	13,784
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(11,615)	(7,932)
Accounts payable	(433)	(3,522)
Accrued liabilities	(1,341)	15,601
Deferred revenue	(34)	1,611
Other assets and liabilities	(4,503)	(2,221)

Net cash provided by operating activities	65,585	81,055

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(19,543)	(50,459)
Purchase of short-term investments	(1,240)	(423)
Proceeds from sale of property and equipment	389	0
Capital expenditures	(11,692)	(12,804)

Net cash used in investing activities	(32,086)	(63,686)

FINANCING ACTIVITIES:
Repayment of long-term debt	(24,563)	(27,533)
Net (repayments)/ borrowings on senior credit facility	(86,044)	24,873
Purchase / cancellation of treasury stock	0	(10,616)
Proceeds from issuance of common stock	14,811	4,195
Excess tax benefit stock options exercised	8,092	1,163

Net cash used in financing activities	(87,704)	(7,918)
Effect of exchange rate changes on cash	1,808	(2,332)

Net (decrease)/ increase in cash and cash equivalents	(52,397)	7,119
Cash and cash equivalents at beginning of period	77,053	15,767

Cash and cash equivalents at end of period	$24,656	$22,886

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$1,100	$10,038

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2011 (Unaudited) and

Year Ended December 31, 2010 (Audited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173
Net income				207,879		2,578	210,457
Currency translation adjustment					(2,544)	2,938	394
Change in fair value of cash flow hedge, net of tax of $1,353					(2,033)		(2,033)

Comprehensive income							208,818
Issuance of common stock for exercise of options and employee stock purchases	1,988	20	50,491				50,511
Purchase/ cancellation of treasury stock	(1,461)	(15)	(94,320)				(94,335)
Stock compensation expense			18,565				18,565
Excess tax benefit of stock options exercised			24,687				24,687
Change in noncontrolling interest						14,931	14,931

Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350

Net income				55,674		912	56,586
Currency translation adjustment					12,853	138	12,991
Amounts reclassified into income, net of tax of $54					85		85

Comprehensive income							69,662
Issuance of common stock for exercise of options and employee stock purchases	460	5	16,246				16,251
Stock compensation expense			3,863				3,863
Excess tax benefit of stock options exercised			8,092				8,092
Change in noncontrolling interest						(211)	(211)

Balance at March 31, 2011	85,702	$857	$75,146	$1,073,171	$(3,931)	$32,764	$1,178,007

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2010, as filed with our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011.

There were no material changes in the Company’s critical accounting policies since the filing of its 2010 Form 10-K. As discussed in the 2010 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

During the quarter ended March 31, 2011, we completed nine acquisitions. Domestically, we acquired selected assets of three regulated waste businesses. Internationally, we acquired 100% of the stock of two regulated waste businesses in the UK and two regulated waste businesses in Romania, selected assets of a regulated waste business in Ireland, and 80% of the stock of a regulated waste business in Chile.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid on acquisitions during the quarter ended March 31, 2011:

In thousands
Cash	$19,543
Promissory notes	1,100
Adjustments to consideration	(370)

Total purchase price	$20,273

During the quarter ended March 31, 2011, we recognized $10.8 million in goodwill of which $7.8 million was assigned to our United States reporting segment and $3.0 million to our Foreign Countries reporting segment. Approximately $5.6 million of the good will recognized during the quarter will be deductible for income taxes. During the quarter ended March 31, 2011, we recognized $11.9 million in intangible assets of which $11.8 million represents the estimated fair value of acquired customer relationships with amortizable lives of 15-40 years. The allocation of the acquisition price paid is preliminary pending completion of certain intangible asset valuations and completion accounts.

The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the quarter ended March 31, 2011:

In thousands
Fixed assets	$2,859
Intangibles	11,887
Goodwill	10,849
Net other assets/ (liabilities)	(2,365)
Debt	(526)
Net deferred tax liabilities	(2,642)
Noncontrolling interests	211

$20,273

For financial reporting purposes, our 2011 and 2010 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. During the quarters ended March 31, 2011 and 2010, the Company incurred $3.8 million and $0.8 million, respectively, of acquisition related expenses. These expenses are identified on our Condensed Consolidated Statements of Income as “acquisition expenses”. The purchase prices in excess of acquired tangible assets for these acquisitions have been primarily allocated to goodwill and other intangibles and are preliminary pending completion of certain intangible asset valuations.

On April 18, 2011, we completed our acquisition of Healthcare Waste Solutions, Inc., a Delaware corporation (“HWS”). The total merger consideration was $237 million in cash, subject to the various adjustments provided for in the merger agreement. See Note 16 – Subsequent Events.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Revenue Recognition

On January 1, 2011, Stericycle adopted changes issued by the FASB to guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We do not generally have arrangements with multiple deliverables and therefore this new guidance did not have a material impact to our financial statements.

NOTE 4 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In thousands
	Total as of March 31, 2011	Fair Value Measurements Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$24,656	$24,656	$0	$0
Short-term investments	19,768	19,768	0	0

Total assets	$44,424	$44,424	$0	$0

	Total as of December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$77,053	$77,053	$0	$0
Short-term investments	18,471	18,471	0	0

Total assets	$95,524	$95,524	$0	$0

Level 1: At March 31, 2011, we have $24.7 million in cash and cash equivalents, $15.8 million in certificates of deposit, and $4.0 million in money market accounts, that we recorded at fair value using Level 1 inputs. At December 31, 2010, we had $77.1 million in cash and cash equivalents, $15.8 million in certificates of deposit, and $2.7 million in money market accounts. In 2010, we financed a portion of our Japan acquisition through local borrowings of ¥1.2 billion which required us to deposit the equivalent USD amount of $15.8 million in one year certificates of deposit with an affiliated bank located in the United States.

Level 2: We had no assets or liabilities measured at fair value using Level 2 inputs at March 31, 2011 or December 31, 2010.

Level 3: We had no assets or liabilities measured at fair value using Level 3 inputs at March 31, 2011 or December 31, 2010.

Fair Value of Debt: At March 31, 2011, the fair value of the Company’s debt obligations was estimated at $999.9 million, compared to a carrying amount of $1.105 billion. At December 31, 2010, the fair value of the Company’s debt obligations was estimated at $1.105 billion, compared to a carrying amount of $1.103 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – DERIVATIVE INSTRUMENTS

At March 31, 2011, we had no derivative instruments.

NOTE 6 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions.

The total amount of unrecognized tax positions as of March 31, 2011 was $11.8 million, which includes interest and penalties and is reflected as a liability on the balance sheet. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $11.8 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense.

The following table summarizes the changes in unrecognized tax positions during the quarter ended March 31, 2011:

In thousands
Unrecognized tax positions, January 1, 2011	$9,132
Gross increases- tax positions in prior period	1,341
Gross decreases- tax positions in prior period	(137)
Gross increases- current period tax positions	1,507

Unrecognized tax positions, March 31, 2011	$11,843

NOTE 7 – STOCK BASED COMPENSATION

At March 31, 2011, we had stock options outstanding under the following plans:

(i)	The 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(ii)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iii)	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

(iv)	the 1997 Stock Option Plan, which expired in January 2007;

(v)	the Directors Stock Option Plan, which expired in May 2006;

(vi)	the 1995 Incentive Compensation Plan, which expired in July 2005;

(vii)	our Employee Stock Purchase Plan (ESPP), which our stockholders approved in May 2001.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the consolidation statement of income:

In thousands
	Three Months Ended March 31,
	2011	2010
Cost of revenues – stock option plan	$26	$60
Selling, general and administrative – stock option plan	3,424	3,590
Selling, general and administrative – restricted stock unit	158	0
Selling, general and administrative – ESPP	255	224

Total pre-tax expense	$3,863	$3,874

As of March 31, 2011, there was $35.9 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.08 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2011	2010
Tax benefit recognized in the income statement	$9,361	$1,528
Excess tax benefit realized	8,092	1,163

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	5.75	5.75
Expected volatility	26.88%	28.32%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.28%	2.46%

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Weighted average grant date fair value of the stock options granted	$20.51	$13.13

Stock option activity for the three months ended March 31, 2011, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2010	6,508,833	$41.86
Granted	917,668	84.94
Exercised	(459,758)	32.07
Cancelled or expired	(111,470)	49.36

Outstanding at March 31, 2011	6,855,273	$48.16	7.00	$277,678,609

Exercisable at March 31, 2011	3,664,417	$38.48	5.74	$183,900,934
Vested and expected to vest in the future at March 31, 2011	6,198,579	$46.62	6.81	$260,678,920

Restricted stock units (RSUs) activity for the three months ended March 31, 2011, was as follows:

	Number of Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in years)
Outstanding at December 31, 2010	20,000
Granted	18,488
Forfeited	(3,250)

Outstanding at March 31, 2011	35,238	2.39	$3,124,553

Exercisable at March 31, 2011	0	0.00	$0.00
Vested and expected to vest in the future at March 31, 2011	26,753	2.36	$2,372,152

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended March 31, and the exercise price associated with the respective option).

In thousands
	Three Months Ended March 31,
	2011	2010
Total exercise intrinsic value of options exercised	$24,274	$4,314

NOTE 8 – COMMON STOCK

During the quarter ended March 31, 2011 we had no common stock repurchases. During the quarter ended March 31, 2010, we repurchased on the open market, and subsequently cancelled, 207,114 shares of common stock with a weighted average repurchase price of $54.36 per share.

NOTE 9 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2011	2010
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$55,674	$48,119

Denominator:
Denominator for basic earnings per share-weighted average shares	85,459,302	84,766,721
Effect of diluted securities:
Employee stock options	2,067,381	1,806,516

Dilutive potential shares	2,067,381	1,806,516

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	87,526,683	86,573,237

Earnings per share – Basic	$0.65	$0.57

Earnings per share – Diluted	$0.64	$0.56

NOTE 10 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, net income attributable to non-controlling interests, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three months ended March 31, 2011 and 2010:

In thousands
	Three Months Ended March 31,
	2011	2010
Net income	$56,586	$48,634

Other comprehensive income:
Currency translation adjustments	12,991	(10,405)
Amounts reclassified into income, net of tax	85	371

Other comprehensive income/ (loss)	13,076	(10,034)

Comprehensive income	69,662	38,600
Less: net income attributable to non-controlling interests	912	515

Comprehensive income attributable to Stericycle, Inc.	$68,750	$38,085

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 15 to 40 years based upon the type of customer, with a weighted average remaining useful life of 30.1 years. We have covenants not-to-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 6.0 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average remaining useful life of 30.5 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

We have two geographical reporting segments, “United States” and “Foreign Countries”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2010 were as follows by reporting segment:

In thousands
	United States	Foreign Countries	Total
Balance as of December 31, 2009	$1,153,149	$240,942	$1,394,091
Goodwill acquired during year	128,954	74,049	203,003
Sale of assets	(2,345)	0	(2,345)
Changes due to currency fluctuation	0	1,015	1,015

Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764

Goodwill on 2011 acquisitions	5,600	8,346	13,946
Changes in goodwill on 2010 acquisitions	2,190	(5,287)	(3,097)
Changes due to currency fluctuation	0	9,891	9,891

Balance as of March 31, 2011	$1,287,548	$328,956	$1,616,504

The changes to goodwill for 2010 acquisitions are primarily due to the finalization of intangible valuations and allocation of goodwill to the asset group held for sale.

As of March 31 2011 and December 31, 2010, the values of the amortizable intangible assets were as follows:

In thousands
	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Covenants not-to-compete	$10,844	$3,338	$7,506	$10,402	$2,952	$7,450
Customer relationships	319,276	26,386	292,890	304,175	23,177	280,998
Tradenames	1,200	261	939	1,200	253	947
License agreements	720	235	485	766	211	555
Other	1,771	1,771	0	1,801	1,801	0

Total	$333,811	$31,991	$301,820	$318,344	$28,394	$289,950

In addition to the amortizable intangible assets above, at March 31, 2011 and December 31, 2010, we had $87.0 million and $85.2 million, respectively, of indefinite lived intangibles that consist of environmental permits.

During the quarters ended March 31, 2011 and 2010, the aggregate amortization expense was $3.3 million and $2.0 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2011	$12,956
2012	12,739
2013	12,589
2014	12,308
2015	12,101

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2011.

NOTE 12 – DEBT

Long-term debt consisted of the following:

In thousands
	March 31, 2011	December 31, 2010
Obligations under capital leases	$6,474	$6,330
$850 million revolver weighted average rate 1.6%, due in 2012, variable rate debt at Libor +75 bps and base rate	96,827	175,407
$215 million term loan, due in 2012, variable rate debt at Libor + 300bps	76,938	80,969
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
Acquisition notes weighted average rate of 3.2% and weighted average maturity of 5.0 years	236,247	248,982
Foreign bank debt weighted average rate 5.5% and weighted average maturity of 3.9 years	88,584	91,433

	1,005,070	1,103,121
Less: current portion	83,516	88,899

Total	$921,554	$1,014,222

Our $850.0 million senior credit facility maturing in August 2012, our $76.9 million term loan maturing in June 2012, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017 and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At March 31, 2011, we were in compliance with all of our financial debt covenants.

As of March 31, 2011 and December 31, 2010, we had $173.9 million and $184.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of March 31, 2011 and December 31, 2010 was $579.2 million and $490.6 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.0 million with JPMorganChase Bank N.A. that matures on May 2011. The loan with

JPMorganChase and our associated guarantee is in the process of being extended beyond May 2011. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 13 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States (which includes Puerto Rico) and Foreign Countries. Revenues are attributed to countries based on the location of customers. Inter-company revenues recorded by the United States for work performed in Canada, which are immaterial, are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2011	2010
Regulated waste management services	$254,807	$229,090
Regulated returns and recall management services	35,805	26,288

Total revenue	290,612	255,378
Net interest expense	9,685	7,613
Income before income taxes	72,301	64,760
Income taxes	29,150	23,943

Net income attributable to Stericycle, Inc.	$43,151	$40,817

Depreciation and amortization	$9,449	$8,696

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2011	2010
Regulated waste management services	$107,514	$79,799
Net interest expense	1,503	1,270
Income before income taxes	18,661	12,486
Income taxes	5,226	4,669
Net income	13,435	7,817
Less: net income attributable to noncontrolling interests	912	515

Net income attributable to Stericycle, Inc.	$12,523	$7,302

Depreciation and amortization	$5,654	$3,693

NOTE 14 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

NOTE 15 – RESTRUCTURING CHARGES

In December of 2009, we announced the consolidation of operations within our returns and recall management services (“RMS”) business. This consolidation resulted in the closure of our facilities in Boynton Beach, Florida and Conyers, Georgia. The operations of those facilities have been moved to our Indianapolis, Indiana location. We have recognized expense of $0.1 million during the first quarter of 2011. We estimate immaterial additional expense during 2011. We believe this restructuring will allow us to maximize the efficiency of our RMS business at a single location and management infrastructure

In December 2010, we reorganized the structure of our international management group in order to leverage strong local management, resulting in employee severance and other charges. We recognized $0.1 million in expense related to this restructuring in the first quarter of 2011. We had $0.9 million accrual remaining related to this reorganization at March 31, 2011, which will be paid primarily during 2011 with some additional disbursements in 2012.

The following tables below highlight the pre-tax charges and changes in the reserves for the quarter ended March 31, 2011 and for the year ended December 31, 2010. All charges related to these costs are reflected on our Consolidated Statement of Income within “Restructuring costs” for both costs of revenue and selling, general, and administrative expenses.

In thousands
	Beginning Reserve at 01/01/11	Charges for the Quarter Ended 3/31/11	Cash Paid	Ending Reserve at 3/31/11
Employee severance	$1,835	$125	$(1,102)	$858
Other costs	217	133	(311)	39
Non-cash items
Employee severance	0		0	0
Other costs	0		0	0

Total	$2,052	$258	$(1,413)	$897

	Beginning Reserve at 01/01/10	Charges for the Year Ended 12/31/10	Cash Paid	Ending Reserve at 12/31/10
Employee severance	$666	$3,100	$(1,931)	$1,835
Other costs	6	1,080	(869)	217
Non-cash items
Employee severance	0	3,266	0	0
Other costs	0	925	0	0

Total	$672	$8,371	$(2,800)	$2,052

NOTE 16 – SUBSEQUENT EVENT

On April 18, 2011, we completed the acquisition of HWS pursuant to the merger agreement, dated as of September 24, 2010, as amended. Completion of the merger followed our agreement with the U.S. Department of Justice and the State of New York providing for clearance of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The total merger consideration was $237 million in cash, subject to the various adjustments provided for in the merger agreement, including a reduction for HWS’s indebtedness as of the closing date. In addition, $10 million of the merger consideration was deposited into escrow to cover indemnification obligations of the HWS shareholders and “in-the-money” option holders under the merger agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a diverse customer base of over 489,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services, and regulated return management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system. In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

There were no material changes in the Company’s critical accounting policies since the filing of its 2010 Form 10-K. As discussed in the 2010 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Highlights of our first quarter results for 2011 include the following:

•	revenues for the first quarter 2011 grew to $398.1 million, a 18.8% increase over $335.2 million for the first quarter 2010;

•	gross margins decreased to 45.8% in 2011 from 46.3% in 2010;

•	operating income before acquisition-related costs and restructuring charges increased 19.5% to $107.2 million for the first quarter 2011 from $89.7 million in the first quarter 2010; and

•	cash flow from operations was $65.6 million.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2011		2010
	$	%	$	%
Revenues	$398,126	100.0	$335,177	100.0
Cost of revenues	205,816	51.7	170,570	50.9
Depreciation	9,818	2.5	8,862	2.6
Restructuring costs	62	0.0	428	0.1

Total cost of revenues	215,696	54.2	179,860	53.7
Gross profit	182,430	45.8	155,317	46.3
Selling, general and administrative expenses	69,972	17.6	62,470	18.6
Depreciation	1,938	0.5	1,552	0.5
Amortization	3,347	0.8	1,975	0.6

Total selling, general and administrative expenses	75,257	18.9	65,997	19.7
Acquisition expenses	3,798	1.0	800	0.2
Integration expenses	766	0.2	1,149	0.3
Restructuring costs	196	0.0	239	0.1

Income from operations	102,413	25.7	87,132	26.0
Net interest expense	11,188	2.8	8,883	2.7
Income tax expense	34,376	8.6	28,612	8.5
Net income	56,586	14.2	48,634	14.5
Less: net income attributable to noncontrolling interests	912	0.2	515	0.2

Net income attributable to Stericycle, Inc.	$55,674	14.0	$48,119	14.4
Earnings per share- diluted	$0.64		$0.56

Revenues: Our revenues increased $62.9 million, or 18.8%, to $398.1 million in 2011 from $335.2 million in 2010. Domestic revenues increased $35.2 million or 13.8% to $290.6 million from $255.4 million in 2010 as internal revenue growth for domestic small account customers increased by $10.9 million, or approximately 8%, and internal revenue growth for large quantity customers increased by $4.0 million, or approximately 5%. Internal revenue growth for returns management increased by $8.7 million, and domestic acquisitions less than one year old contributed approximately $11.6 million to the increase in domestic revenues.

International revenues increased $27.7 million, or 34.7%, to $107.5 million from $79.8 million in 2010. Internal growth in the international segment contributed $6.5 million, or over 8%, to the increase in international revenues, before taking into consideration the effect of exchange rates and acquisitions. The effect of exchange rate fluctuations favorably impacted international revenues approximately $2.3 million while acquisitions less than one year old contributed $18.9 million in international revenues.

Cost of Revenues: Our cost of revenues increased $35.8 million, or 19.9%, to $215.7 million during 2011 from $179.9 million during 2010. Our domestic cost of revenues increased $17.4 million, or 13.5%, to $146.4 million from $129.0 million in 2010 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth. Our international cost of revenues increased $18.4 million, or 36.1%, to $69.3 million from $50.9 million in 2010 primarily driven by the impact of exchange rates and impact from integration and acquisitions. Our company wide gross margin percentage decreased to 45.8% during 2011 from 46.3% during 2010 due to higher fuel and energy costs as well as integration of lower margin newly acquired revenues and higher Regulated Returns Management revenues.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses increased $9.3 million, or 14.0%, to $75.3 million, for the quarter ended March 31, 2011 from $66.0 million for the comparable quarter in 2010. As a percentage of revenue, these costs decreased 0.8% for the quarter ended March 31, 2011 compared to the same period in 2010. Depreciation expense as a percentage of revenue was 0.5% in both 2011 and 2010. Amortization expense, as a percentage of revenue, increased to 0.8% in the first quarter of 2011 from 0.6% in the same period in 2010 due to additional acquisitions, and related increase in intangibles and related amortization.

Domestically, our first quarter 2011 SG&A increased $5.1 million to $56.5 million from $51.4 million in the same period last year. As percentage of revenues, SG&A was lower at 19.4% in the first quarter of 2011 compared to 20.1% in the same period in 2010.

Internationally, our first quarter 2011 SG&A increased $4.2 million to $18.8 million from $14.6 million during the same period in 2010, mostly due to acquisitions and related higher expenses. As a percentage of revenues, SG&A was lower at 17.4% in the first quarter of 2011 compared to 18.3% in the same period in 2010.

Income from Operations: Income from operations increased $15.3 million to $102.4 million for the quarter ended March 31, 2011 from $87.1 million for the comparable quarter in 2010, an increase of 17.5%. During the quarter ended March 31, 2011, we recognized $3.8 million in acquisition expenses, $0.8 million expenses related to the integration of new acquisitions, and $0.3 million of restructuring costs. During the quarter ended March 31, 2010, we recognized $0.8 million in acquisition expenses, $1.1 million related to the integration of new acquisitions, and $0.7 million of restructuring costs.

Domestically, our income from operations increased $8.7 million, or 11.8%, to $82.2 million during the quarter ended March 31, 2011 from $73.5 million during the same period in 2010. Internationally, our income from operations increased $6.6 million, or 48.5%, to $20.2 million during the quarter ended March 31, 2011 from $13.6 million during the same period in 2010.

Net Interest Expense: Net interest expense increased to $11.2 million during the quarter ended March 31, 2011 from $8.9 million during the comparable quarter in 2010 due to higher interest rates.

Income Tax Expense: Income tax expense increased to $34.4 million for the quarter ended March 31, 2011 from $28.6 million for the comparable quarter in 2010. The increase was primarily due to higher taxable income. The effective tax rates for the quarters ended March 31, 2011 and 2010 were 37.8% and 37.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $850.0 million senior credit facility maturing in August 2012, our $76.9 million term loan maturing in June 2012, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement note maturing in October 2017 and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At March 31, 2011, we were in compliance with all of our financial debt covenants.

As of March 31, 2011, we had $96.8 million of borrowings outstanding under our $850 million senior unsecured credit facility, which includes foreign currency borrowings of $51.3 million. We also had $173.9 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of March 31, 2011 was $579.2 million. At March 31, 2011, our interest rates on borrowings under our revolving credit facility were as follows:

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 0.75%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.6% per annum.

As of March 31, 2011, we had $76.9 million term loan debt outstanding which was entered into during 2009 with several lenders maturing in June 2012. Term loans under the term loan credit agreement bear interest at fluctuating interest rates determined, for any one-month or other applicable interest period, by reference to LIBOR plus the applicable margin provided in the term loan agreement. The applicable margin is based on our consolidated leverage ratio and ranges from 2.75% to 3.50%. As of March 31, 2011, the applicable margin was 3.0%. The weighted average rate of interest on the term loan was 3.25% per annum which includes the amounts under our interest rate hedge. After the first year, we are required to make quarterly principal payments of 2.5% of the principal amount of the outstanding term loans, and the remainder at maturity.

As of March 31, 2011, we had $100 million outstanding 5.64% private placement notes which we entered into on April 15, 2008 with nine institutional purchasers. The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of March 31, 2011, we had $175.0 million of 3.89% seven-year unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes.

At March 31, 2011, we had $331.3 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2011, other foreign subsidiary bank debt, and capital leases.

Working Capital: At March 31, 2011, our working capital decreased $14.8 million to $45.4 million compared to $60.2 million at December 31, 2010. Cash and cash equivalents at December 31, 2010 included $23.0 million that was used for recalled product reimbursement, offset by an equivalent amount in accrued liabilities. Approximately $16.9 million of those amounts were paid during the first quarter of 2011 and we used excess cash to pay down debt. Our receivables increased in the first quarter of 2011 by $15.8 million due to incremental revenues and acquisitions. Accrued liabilities decreased by $7.1 million, primarily due to compensation expense accruals and short term deferred acquisition payment accruals, in the form of notes and deferred consideration, which decreased by $10.2 million.

Net Cash Provided or Used: Net cash provided by operating activities decreased $15.5 million, or 19.1%, to $65.6 million during the quarter ended March 31, 2011 compared to $81.1 million for the comparable period in 2010. In 2011, we had $16.9 million decrease in the cash used for recalled product reimbursements.

Net cash used in investing activities for the quarter ended March 31, 2011 was $32.1 million compared to $63.7 million in the comparable period in 2010. The difference is mainly due to a decrease of $30.9 million spent on acquisitions and international investments in the first quarter of 2011 as compared to the same period in the prior year.

Net cash used in financing activities was $87.7 million during the quarter ended March 31, 2011 compared to $7.9 million for the comparable period in 2010. During the three months ended March 31, 2011, we repaid $86.0 million in borrowings on our senior credit facility. We had no repurchases of our common stock during the three months ended March 31, 2011.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.0 million with JPMorganChase Bank N.A. that matures on May 2011. The loan with JPMorganChase and our associated guarantee is in the process of being extended beyond May 2011. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (added this). During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•

In May 2002 our Board of Directors authorized the Company to repurchase up to 6,000,000 shares of our common stock, in the open market or through privately negotiated transactions, at times and in amounts in the Company’s discretion.

•	In February 2005, at a time when we had purchased a total of 2,956,860 shares, the Board authorized us to purchase an additional 2,956,860 shares.

•	In February 2007, at a time when we had purchased an additional 3,142,080 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 3,142,080 shares.

•	In May 2007, at a time when we had purchased an additional 1,187,142 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 1,187,142 shares.

•	In May 2008, at a time when we had purchased an additional 2,938,496 shares since the prior increase in authorization, the Board authorized us to purchase up to an additional 2,938,496 shares.

•

In November 2010, at a time when we had purchased an additional 4,312,820 shares since the prior increase in authorization, our Board of Directors authorized us to purchase up to an additional 4,312,820 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007, May 2008 and November 2010, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of March 31, 2011, we had purchased a cumulative total of 14,647,122 shares.

We had no repurchases of our common stock during the three months ended March 31, 2011.

ITEM 6. EXHIBITS

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

Dated: May 10, 2011

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)