Form 10-Q
period 2011-06-30
STERICYCLE INC
filed 2011-08-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011 there were 86,114,347 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,199	$77,053
Short-term investments	19,063	18,471
Accounts receivable, less allowance for doubtful accounts of $10,376 in 2011 and $10,845 in 2010	252,462	215,420
Deferred income taxes	15,352	16,824
Prepaid expenses	19,853	16,038
Other current assets	26,718	24,882

Total Current Assets	371,647	368,688
Property, Plant and Equipment, net	276,770	267,971
Other Assets:
Goodwill	1,839,599	1,595,764
Intangible assets, less accumulated amortization of $35,630 in 2011 and $28,394 in 2010	446,377	375,174
Other	31,203	31,426

Total Other Assets	2,317,179	2,002,364

Total Assets	$2,965,596	$2,639,023

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$67,879	$88,899
Accounts payable	58,346	54,777
Accrued liabilities	114,221	134,711
Deferred revenues	14,171	14,455
Other current liabilities	13,718	15,647

Total Current Liabilities	268,335	308,489
Long-term debt, net of current portion	1,165,395	1,014,222
Deferred income taxes	269,218	222,647
Other liabilities	11,616	13,315
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 86,047,759 issued and outstanding in 2011 and 85,242,387 issued and outstanding in 2010)	860	852
Additional paid-in capital	94,365	46,945
Accumulated other comprehensive loss	(287)	(16,869)
Retained earnings	1,128,713	1,017,497

Total Stericycle, Inc.’s Equity	1,223,651	1,048,425
Noncontrolling interest	27,381	31,925

Total Equity	1,251,032	1,080,350

Total Liabilities and Equity	$2,965,596	$2,639,023

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$410,441	$347,734	$808,567	$682,911

Costs and Expenses:
Cost of revenues	213,538	176,540	419,354	347,110
Selling, general and administrative expenses	72,261	63,564	142,233	126,034
Depreciation and amortization	15,951	12,617	31,054	25,006
Acquisition expenses	5,261	556	9,059	1,356
Integration expenses	1,287	1,314	2,053	2,463
Restructuring costs and plant closure expense	195	1,563	453	2,230
Litigation settlement	0	937	0	937
Gain on sale of assets	0	(2,955)	0	(2,955)

Total Costs and Expenses	308,493	254,136	604,206	502,181

Income from Operations	101,948	93,598	204,361	180,730

Other Income (Expense):
Interest income	63	32	247	112
Interest expense	(13,007)	(8,870)	(24,379)	(17,833)
Other expense, net	(819)	(892)	(1,082)	(1,895)

Total Other Expense	(13,763)	(9,730)	(25,214)	(19,616)

Income Before Income Taxes	88,185	83,868	179,147	161,114

Income Tax Expense	32,295	30,102	66,671	58,714

Net Income	$55,890	$53,766	$112,476	$102,400

Less: Net Income Attributable to Noncontrolling Interests	348	672	1,260	1,187

Net Income Attributable to Stericycle, Inc.	$55,542	$53,094	$111,216	$101,213

Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.65	$0.63	$1.30	$1.19

Diluted	$0.63	$0.61	$1.27	$1.17

Weighted Average Number of Common Shares Outstanding:
Basic	85,936,036	84,890,285	85,698,985	84,828,844
Diluted	87,935,310	86,694,239	87,738,638	86,646,109

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$112,476	$102,400
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	0	(2,955)
Change in fair value of contingent consideration	(2,140)	0
Accelerated amortization of term loan financing fees	1,241	0
Stock compensation expense	7,718	7,741
Excess tax benefit of stock options exercised	(14,549)	(13,430)
Depreciation	24,161	20,872
Amortization	6,893	4,134
Deferred income taxes	18,734	12,110
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(22,584)	(11,688)
Accounts payable	(5,531)	(5,436)
Accrued liabilities	(4,987)	9,042
Deferred revenues	(566)	1,826
Other assets and liabilities	(1,172)	4,689

Net cash provided by operating activities	119,694	129,305

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(280,823)	(67,826)
Purchase of short-term investments	(403)	(911)
Proceeds from sale of assets	389	8,000
Capital expenditures	(23,652)	(25,017)

Net cash used in investing activities	(304,489)	(85,754)

FINANCING ACTIVITIES:
Repayment of long-term debt	(5,260)	(44,126)
Borrowings on senior credit facility	933,516	416,691
Repayments on senior credit facility	(806,916)	(434,940)
Payments of deferred consideration	(12,834)	0
Payments on capital lease obligations	(1,456)	(1,829)
Purchase/ cancellation of treasury stock	(4,302)	(24,260)
Proceeds from other issuance of common stock	27,069	25,334
Excess tax benefit of stock options exercised	14,549	13,430

Net cash provided by/ (used in) financing activities	144,366	(49,700)
Effect of exchange rate changes on cash	1,575	(1,367)

Net decrease in cash and cash equivalents	(38,854)	(7,516)
Cash and cash equivalents at beginning of period	77,053	15,767

Cash and cash equivalents at end of period	$38,199	$8,251

NON-CASH ACTIVITIES:
Net issuance of notes payable for certain acquisitions	$4,922	$31,042

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2011 (Unaudited) and

Year Ended December 31, 2010 (Audited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173
Net income				207,879		2,578	210,457
Currency translation adjustment					(2,544)	2,938	394
Change in fair value of cash flow hedge, net of tax of $1,353					(2,033)		(2,033)

Comprehensive income							208,818
Issuance of common stock for exercise of options and employee stock purchases	1,988	20	50,491				50,511
Purchase/ cancellation of treasury stock	(1,461)	(15)	(94,320)				(94,335)
Stock compensation expense			18,565				18,565
Excess tax benefit of stock options exercised			24,687				24,687
Change in noncontrolling interest						14,931	14,931

Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350

Net income				111,216		1,260	112,476
Currency translation adjustment					16,411	1,382	17,793
Amounts reclassified into income, net of tax of $108					171		171

Comprehensive income							130,440
Issuance of common stock for exercise of options and employee stock purchases	856	9	30,476				30,485
Purchase/ cancellation of treasury stock	(50)	(1)	(4,302)				(4,303)
Stock compensation expense			7,718				7,718
Excess tax benefit of stock options exercised			14,549				14,549
Change in noncontrolling interest			(1,021)			(7,186)	(8,207)

Balance at June 30, 2011	86,048	$860	$94,365	$1,128,713	$(287)	$27,381	$1,251,032

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2010, as filed with our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011.

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

NOTE 2 – ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the six months ended June 30, 2011:

Acquisition Locations	2011
United States	10
Argentina	1
Brazil	1
Canada	1
Chile	1
Ireland	1
Romania	3
United Kingdom	2

Total	20

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

During the quarter ended June 30, 2011, we completed 11 acquisitions. Domestically, we completed our stock acquisition of Healthcare Waste Solutions, Inc., a Delaware corporation (“HWS”). We also acquired selected assets of five regulated waste businesses and all of the assets of a compliance business. Internationally, we acquired 100% of the stock of regulated waste businesses in Argentina and Canada, 70% of the stock of a regulated waste business in Brazil, and selected assets of a regulated waste business in Romania. We also increased our majority share in a previous acquisition in Brazil from 70% to 82.5%.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid on acquisitions during the six months ended June 30, 2011:

In thousands
Cash	$280,823
Promissory notes	4,922
Deferred consideration	5,114

Total purchase price	$290,859

During the six months ended June 30, 2011, we recognized $229.9 million in goodwill of which $216.6 million was assigned to our United States reporting segment and $13.3 million to our Foreign Countries reporting segment. Approximately $9.5 million of the goodwill recognized during the six months ended June 30, 2011 will be deductible for income taxes. During the six months ended June 30, 2011, we recognized $70.1 million in intangible assets of which $64.1 million represents the estimated fair value of acquired customer relationships with amortizable lives of 15-40 years. The allocation of the acquisition price paid is preliminary pending completion of certain intangible asset valuations and completion accounts.

The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the six months ended June 30, 2011:

In thousands
Fixed assets	$7,125
Intangibles	70,053
Goodwill	229,921
Net other assets/ (liabilities)	5,222
Debt	(1,235)
Net deferred tax liabilities	(27,413)
Noncontrolling interests	7,186

Total purchase price allocation	$290,859

For financial reporting purposes, our 2011 and 2010 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. During the six months ended June 30, 2011 and 2010, the Company incurred $9.1 million and $1.4 million, respectively, of acquisition related expenses. These expenses are identified on our Condensed Consolidated Statements of Income as “acquisition expenses”. The purchase prices in excess of acquired tangible assets for these acquisitions have been primarily allocated to goodwill and other intangibles and are preliminary pending completion of certain intangible asset valuations.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Revenue Recognition

On January 1, 2011, Stericycle adopted changes issued by the Financial Accounting Standard Board (“FASB”) to guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. This new guidance did not have a material impact to our financial statements.

Accounting Standards Issued But Not Yet Adopted

Other Comprehensive Income

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for Stericycle on January 1, 2012. Other than the change in presentation, these changes will not have an impact on our financial statements.

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

In thousands
		Fair Value Measurements Using
	Total as of June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$38,199	$38,199	$0	$0
Short-term investments	19,063	19,063	0	0

Total assets	$57,262	$57,262	$0	$0

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$77,053	$77,053	$0	$0
Short-term investments	18,471	18,471	0	0

Total assets	$95,524	$95,524	$0	$0

Level 1: At June 30, 2011, we have $38.2 million in cash and cash equivalents, $15.8 million in certificates of deposit, and $3.3 million in money market accounts, that we recorded at fair value using Level 1 inputs. At December 31, 2010, we had $77.1 million in cash and cash equivalents, $15.8 million in certificates of deposit, and $2.7 million in money market accounts. In 2010, we financed a portion of our Japan acquisition through local borrowings of ¥1.2 billion which required us to deposit the equivalent USD amount of $15.8 million in one year certificates of deposit with an affiliated bank located in the United States.

Level 2: We had no assets or liabilities measured at fair value using Level 2 inputs at June 30, 2011 or December 31, 2010.

Level 3: We had no assets or liabilities measured at fair value using Level 3 inputs at June 30, 2011 or December 31, 2010.

Fair Value of Debt: At June 30, 2011, the fair value of the Company’s debt obligations was estimated at $1.240 billion compared to a carrying amount of $1.233 billion. At December 31, 2010, the fair value of the Company’s debt obligations was estimated at $1.105 billion, compared to a carrying amount of $1.103 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – DERIVATIVE INSTRUMENTS

At June 30, 2011, we had no derivative instruments.

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

The total amount of unrecognized tax positions as of June 30, 2011 is $11.8 million, which includes interest and penalties and is reflected as a liability on the balance sheet. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $11.8 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the six months ended June 30, 2011:

In thousands
Unrecognized tax positions, January 1, 2011	$9,132
Gross increases- current period tax positions	2,851
Settlement	(140)

Unrecognized tax positions, June 30, 2011	$11,843

NOTE 7 – STOCK BASED COMPENSATION

At June 30, 2011 we had stock options outstanding under the following plans:

(i)	The 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

(ii)	The 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(iii)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iv)	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

(v)	the 1997 Stock Option Plan, which expired in January 2007;

(vi)	the Directors Stock Option Plan, which expired in May 2006;

(vii)	the 1995 Incentive Compensation Plan, which expired in July 2005;

(viii)	our Employee Stock Purchase Plan (ESPP), which our stockholders approved in May 2001.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the condensed consolidated statements of income:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues – stock option plan	$30	$55	$56	$115
Selling, general and administrative – stock option plan	3,362	3,533	6,786	7,123
Selling, general and administrative – restricted stock units	216	86	374	86
Selling, general and administrative – ESPP	247	193	502	417

Total pre-tax expense	$3,855	$3,867	$7,718	$7,741

As of June 30, 2011, there was $33.6 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.92 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Tax benefit recognized in income Statement	$909	$1,533	$2,177	$3,061
Excess tax benefit realized	6,457	12,267	14,549	13,430

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (in years)	5.75	5.75	5.75	5.75
Expected volatility	27.83%	29.69%	27.93%	28.42%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	1.97%	1.75%	2.29%	2.41%

The weighted average grant date fair value of the stock options granted during the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average fair value at grant date	$24.27	$16.29	$16.85	$13.36

Stock option activity for the six months ended June 30, 2011, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2010	6,508,833	$41.86
Granted	1,014,201	85.35
Exercised	(829,799)	32.54
Cancelled or expired	(153,425)	50.88

Outstanding at June 30, 2011	6,539,810	$49.58	6.90	$258,679,846

Exercisable at June 30, 2011	3,452,973	$39.69	5.70	$170,702,765
Vested and expected to vest in the future at June 30, 2011	5,923,936	$48.08	6.73	$243,208,572

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended June 30, and the exercise price associated with the respective option).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total exercise intrinsic value of options exercised	$21,215	$37,519	$45,489	$41,833

Restricted stock units (RSUs) activity for the six months ended June 30, 2011, was as follows:

	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in years)
Outstanding at December 31, 2010	20,000
Granted	18,488
Forfeited	(3,250)

Outstanding at June 30, 2011	35,238	2.14	$3,140,411

Exercisable at June 30, 2011	0	0.00	$0.00
Vested and expected to vest in the future at June 30, 2011	27,216	2.11	$2,425,509

NOTE 8 – COMMON STOCK

During the quarter ended March 31, 2011 we had no common stock repurchases. During the quarter ended March 31, 2010, we repurchased on the open market, and subsequently cancelled, 207,114 shares of common stock with a weighted average repurchase price of $54.36 per share.

During the quarters ended June 30, 2011 and 2010, we repurchased on the open market, and subsequently cancelled, 50,675 and 235,436 shares of common stock, respectively. The weighted average repurchase price was $84.90 and $55.22 per share, respectively.

NOTE 9 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$55,542	$53,094	$111,216	$101,213

Denominator:
Denominator for basic earnings per share weighted average shares	85,936,036	84,890,285	85,698,985	84,828,844
Effect of diluted securities:
Employee stock options	1,999,274	1,803,954	2,039,653	1,817,265

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	87,935,310	86,694,239	87,738,638	86,646,109

Earnings per share – Basic	$0.65	$0.63	$1.30	$1.19

Earnings per share – Diluted	$0.63	$0.61	$1.27	$1.17

NOTE 10 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, net income attributable to noncontrolling interests, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three and six months ended June 30, 2011 and 2010:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$55,890	$53,766	$112,476	$102,400

Other comprehensive income/ (loss):
Currency translation adjustments	4,802	(7,480)	17,793	(17,885)
Amounts reclassified into income, net of tax	86	(2,008)	171	(1,637)

Other comprehensive income/ (loss)	4,888	(9,488)	17,964	(19,522)

Comprehensive income	60,778	44,278	130,440	82,878
Less: net income attributable to noncontrolling interests	348	672	1,260	1,187

Comprehensive income attributable to Stericycle, Inc.	$60,430	$43,606	$129,180	$81,691

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 15 to 40 years based upon the type of customer, with a weighted average remaining useful life of 33.7 years. We have covenants not-to-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 5.8 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average remaining useful life of 30.3 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

We have two geographical reporting segments, “United States” and “Foreign Countries”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2010 were as follows by reporting segment:

In thousands
	United States	Foreign Countries	Total
Balance as of December 31, 2009	$1,153,149	$240,942	$1,394,091
Goodwill acquired during year	128,954	74,049	203,003
Sale of assets	(2,345)	0	(2,345)
Changes due to currency fluctuation	0	1,015	1,015

Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764

Goodwill on 2011 acquisitions	214,318	18,421	232,739
Changes in goodwill on 2010 acquisitions	2,326	(5,144)	(2,818)
Changes due to currency fluctuation	0	13,914	13,914

Balance as of June 30, 2011	$1,496,402	$343,197	$1,839,599

The changes to goodwill for 2010 acquisitions are primarily due to the finalization of intangible valuations and allocation of goodwill to the asset group held for sale.

As of June 30, 2011 and December 31, 2010, the values of the amortizable intangible assets were as follows:

In thousands
	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Covenants not-to-compete	$10,855	$3,712	$7,143	$10,402	$2,952	$7,450
Customer relationships	373,856	29,641	344,215	304,175	23,177	280,998
Tradenames	1,200	269	931	1,200	253	947
License agreements	720	262	458	766	211	555
Other	1,746	1,746	0	1,801	1,801	0

Total	$388,377	$35,630	$352,747	$318,344	$28,394	$289,950

In addition to the amortizable intangible assets above, at June 30, 2011 and December 31, 2010, we had $93.6 million and $85.2 million, respectively, of indefinite lived intangibles that consist of environmental permits.

During the quarters ended June 30, 2011 and 2010, the aggregate amortization expense was $3.5 million and $2.2 million, respectively. For the six months ended June 30, 2011 and 2010, the aggregate amortization expense was $6.9 million and $4.1 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2011	$13,957
2012	14,379
2013	14,305
2014	14,064
2015	13,806

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2011.

During the quarter ended June 30, 2011, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste,

Domestic Regulated Returns and Recall Management Services, and Foreign Countries. We performed two impairment tests, one using a market approach and the other using an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior 30 days and the outstanding share count at June 30, 2011. We then look at the Company’s Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other items, such as a gain on sale of divested assets, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit’s individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.

The results of our goodwill impairment test using the market approach indicated the fair value of our reporting units exceeded book value by a substantial amount, in excess of 100% of book value.

Income Approach: The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to a present values. Expected future cash flows are calculated using management assumptions of internal growth, capital expenditures, and cost efficiencies. Future acquisitions are not included in the expected future cash flows. We use a discount rate based on our Company calculated Weighted Average Cost of Capital which is adjusted for each of our reporting units based on risk size premium and foreign country premium. Significant assumptions used in the income approach include realization of future cash flows and the discount rate used to present value those cash flows.

The results of our goodwill impairment test using the income approach indicated the fair value of our reporting units exceeded book value by a substantial amount; in excess of 100%.

We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 12 – DEBT

Long-term debt consisted of the following:

In thousands
	June 30, 2011	December 31, 2010
Obligations under capital leases	$6,300	$6,330
$850 million revolver weighted average rate 1.1%, due in 2012, variable rate debt at Libor +62.5 bps and base rate	387,169	175,407
$215 million term loan	0	80,969
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
Acquisition notes weighted average rate of 3.2% and weighted average maturity of 5.6 years	223,985	248,982
Foreign bank debt weighted average rate 6.9% and weighted average maturity of 2.5 years	115,820	91,433

	1,233,274	1,103,121
Less: current portion	67,879	88,899

Total	$1,165,395	$1,014,222

Our $850.0 million senior credit facility maturing in August 2012, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At June 30, 2011, we were in compliance with all of our financial debt covenants.

During the quarter ended June 30, 2011, we repaid the outstanding principal of $76.9 million on our term loan debt. This debt had an original maturity date of June 2012 and was repaid early to take advantage of lower interest rates offered through our senior revolving facility. As the result of the early retirement, we incurred $1.2 million in unamortized term loan fees that was recognized as interest expense in the quarter ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, we had $165.7 million and $184.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of June 30, 2011 and December 31, 2010 was $297.1 million and $490.6 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.2 million with JPMorganChase Bank N.A. that matures on May 2012. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Regulated waste management services	$273,828	$236,575	$528,635	$465,665
Regulated returns and recall management services	26,903	25,415	62,708	51,703

Total revenue	300,731	261,990	591,343	517,368

Net interest expense	10,848	7,407	20,533	15,020
Income before income taxes	72,987	69,601	145,288	134,361
Income taxes	26,943	25,806	56,093	49,749

Net income attributable to Stericycle, Inc.	$46,044	$43,795	$89,195	$84,612

Depreciation and amortization	$10,183	$8,690	$19,632	$17,386

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Regulated waste management services	$109,710	$85,744	$217,224	$165,543
Net interest expense	2,096	1,431	3,599	2,701
Income before income taxes	15,198	14,267	33,859	26,753
Income taxes	5,352	4,296	10,578	8,965
Net income	9,846	9,971	23,281	17,788
Net income attributable to noncontrolling interests	348	672	1,260	1,187

Net income attributable to Stericycle, Inc.	$9,498	$9,299	$22,021	$16,601

Depreciation and amortization	$5,768	$3,927	$11,422	$7,620

NOTE 14 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

NOTE 15 – RESTRUCTURING CHARGES

In December of 2009, we announced the consolidation of operations within our returns and recall management services (“RMS”) business which has been completed and resulted in incremental expense of $0.1 million in 2011.

In December 2010, we reorganized the structure of our international management group in order to leverage strong local management, resulting in employee severance and other charges. We recognized $0.1 million in expense related to this restructuring in the first quarter of 2011 and an additional $0.2 million during the second quarter of 2011. We had $0.7 million accrual remaining related to this reorganization at June 30, 2011, which will be paid primarily during 2011 with some additional disbursements in 2012.

The following tables below highlight the pre-tax charges and changes in the reserves for the six months ended June 30, 2011 and for the year ended December 31, 2010. All charges related to these costs are reflected on our Consolidated Statement of Income within “Restructuring costs” for both costs of revenue and selling, general, and administrative expenses.

In thousands
	Beginning Reserve at 01/01/11	Charges for the Six Months Ended 6/30/11	Cash Paid	Ending Reserve at 6/30/11
Employee severance	$1,835	$304	$(1,476)	$663
Other costs	217	149	(333)	33

Total	$2,052	$453	$(1,809)	$696

In thousands
	Beginning Reserve at 01/01/10	Charges for the Year Ended 12/31/10	Cash Paid	Ending Reserve at 12/31/10
Employee severance	$666	$3,100	$(1,931)	$1,835
Other costs	6	1,080	(869)	217
Non-cash items
Employee severance	0	3,266	0	0
Other costs	0	925	0	0

Total	$672	$8,371	$(2,800)	$2,052

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a diverse customer base of over 508,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services, and regulated return management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system. In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

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

Highlights of the three months ended June 30, 2011:

•	revenues grew to $410.4 million, a 18.0% increase over $347.7 million for the second quarter 2010;

•	second quarter gross margins decreased to 45.5% in 2011 from 46.5% in 2010;

•	operating income was $101.9 million, a 8.9% increase over $93.6 million for the second quarter 2010;

•	we incurred a net $5.5 million in expenses related to acquisitions and restructuring; and

•	cash flow from operations was $54.1 million.

Highlights of the six months ended June 30, 2011:

•	revenues grew to $808.6 million, a 18.4% increase over $682.9 million for 2010;

•	gross margins decreased to 45.7% from 46.4% in 2010;

•	operating income was $204.4 million, a 13.1% increase over $180.7 million for 2010;

•	we incurred a net $9.5 million in expenses related to acquisitions and restructuring; and

•	cash flow from operations was $119.7 million.

During the quarter ending June 30, 2011, we completed our annual goodwill impairment test. The results of that test did not indicate any impairment to our goodwill (see Note 11 - Goodwill, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I)).

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2011		2010
	$	%	$	%
Revenues	$410,441	100.0	$347,734	100.0
Cost of revenues	213,538	52.0	176,540	50.8
Depreciation	10,170	2.5	8,931	2.5
Restructuring costs	(8)	0.0	726	0.2

Total cost of revenues	223,700	54.5	186,197	53.5
Gross profit	186,741	45.5	161,537	46.5
Selling, general and administrative expenses	72,261	17.6	63,564	18.3
Depreciation	2,235	0.5	1,527	0.4
Amortization	3,546	0.9	2,159	0.6

Total selling, general and administrative expenses	78,042	19.0	67,250	19.3
Acquisition expenses	5,261	1.3	556	0.2
Integration expenses	1,287	0.3	1,314	0.4
Restructuring costs and plant closure expense	203	0.0	837	0.2
Litigation settlement	0	0.0	937	0.3
Gain on sale of assets	0	0.0	(2,955)	-0.8

Income from operations	101,948	24.8	93,598	26.9
Net interest expense	12,944	3.2	8,838	2.5
Income tax expense	32,295	7.9	30,102	8.7
Net income	55,890	13.6	53,766	15.5
Less: net income attributable to noncontrolling interests	348	0.1	672	0.2

Net income attributable to Stericycle, Inc.	$55,542	13.5	$53,094	15.3
Earnings per share- diluted	$0.63		$0.61

Revenues: Our revenues increased $62.7 million, or 18.0%, to $410.4 million in 2011 from $347.7 million in 2010. Domestic revenues increased $38.7 million, or 14.8%, to $300.7 million from $262.0 million in 2010 as internal revenue growth for domestic small account customers increased by approximately $13.0 million, or approximately 9%, and internal revenue growth for large quantity customers increased by approximately $5.0 million, or approximately 6%. Internal revenue for returns management decreased by $0.7 million, and domestic acquisitions less than one year old contributed approximately $21.4 million to the increase in domestic revenues.

International revenues increased $24.0 million, or 28.0%, to $109.7 million from $85.7 million in 2010. Internal growth in the international segment contributed $3.1 million, or approximately 4% in increased revenues, excluding the effect of exchange rates and acquisitions. The effect of exchange rate fluctuations favorably impacted international revenues approximately $7.4 million, and acquisitions less than one year old contributed an additional $13.5 million in international revenues.

Cost of Revenues: Our cost of revenues increased $37.5 million, or 20.1%, to $223.7 million during 2011 from $186.2 million during 2010. Our domestic cost of revenues increased $20.2 million, or 15.3%, to $152.5 million from $132.3 million in 2010 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $17.3 million, or 32.1% to $71.2 million from $53.9 million in 2010 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.

Our Company wide gross margin percentage decreased to 45.5% during 2011 from 46.5% during 2010 due to higher fuel and energy costs as well as integration of newly acquired revenues, such as the Healthcare Waste Solutions, Inc. (“HWS”), which have lower margins, offset by improvements in the base business margins.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) increased $10.8 million, or 16.0%, to $78.0 million, for the quarter ended June 30, 2011 from $67.3 million for the comparable quarter in 2010 primarily as investment spending supported the increase in revenues and acquisition related SG&A spending. As a percentage of revenue, these costs decreased by 0.3% for the quarter ended June 30, 2011 compared to the same period in 2010.

Domestically, second quarter 2011 SG&A increased $7.1 million to $58.9 million from $51.8 million in the same period last year. As a percentage of revenues, SG&A was relatively the same at 19.6% in 2011 compared to 19.7% in 2010.

Internationally, our SG&A increased $3.6 million during the quarter ended June 30, 2011 to $19.1 million from $15.5 million during the same period in 2010. As a percentage of revenues, SG&A was 17.5% in 2011 compared to 18.1% in 2010 due to the restructuring of the international management structure and the continued integration of acquisitions and resultant lower relative SG&A expenses.

Income from Operations: Income from operations increased to $101.9 million for the three months ended June 30, 2011 from $93.6 million for the comparable quarter in 2010, an increase of 8.9%. During the quarter ended June 30, 2011, we recognized $5.3 million in acquisition expenses, $1.3 million in integration costs, and $0.2 million of restructuring costs.

During the quarter ended June 30, 2010, we recognized $0.6 million in acquisition expenses, $1.3 million in integration costs, $1.6 million of restructuring and plant closure expenses, and litigation settlement of $0.9 million, offset by a $3.0 million gain on sale of assets related to the MedServe divestiture.

Domestically, our income from operations increased $6.6 million, or 8.5%, to $84.2 million during the quarter ended June 30, 2011 from $77.6 million during the same period in 2010. Internationally, our income from operations increased $1.7 million, or 10.6%, to $17.7 million during the quarter ended June 30, 2011 from $16.0 million during the same period in 2010.

Net Interest Expense: Net interest expense increased to $12.9 million during the quarter ended June 30, 2011 from $8.8 million during the comparable quarter in 2010 due primarily to increased borrowings. An additional interest expense of $1.2 million in the second quarter of 2011 was due to the acceleration of amortization of finance fees related to our term loan that was repaid prior to scheduled maturity of June 2012.

Income Tax Expense: Income tax expense increased to $32.3 million for the quarter ended June 30, 2011 from $30.1 million for the comparable quarter in 2010. The increase was due to higher taxable income. The effective tax rates for the quarters ended June 30, 2011 and 2010 were 36.6% and 35.9%, respectively.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2011		2010
	$	%	$	%
Revenues	$808,567	100.0	$682,911	100.0
Cost of revenues	419,354	51.9	347,110	50.8
Depreciation	19,988	2.5	17,793	2.6
Restructuring costs	54	0.0	1,154	0.2

Total cost of revenues	439,396	54.3	366,057	53.6
Gross profit	369,171	45.7	316,854	46.4
Selling, general and administrative expenses	142,233	17.6	126,034	18.5
Depreciation	4,173	0.5	3,079	0.4
Amortization	6,893	0.9	4,134	0.6

Total selling, general and administrative expenses	153,299	19.0	133,247	19.5
Acquisition expenses	9,059	1.1	1,356	0.2
Integration expenses	2,053	0.3	2,463	0.4
Restructuring costs and plant closure expense	399	0.0	1,076	0.2
Litigation settlement	0	0.0	937	0.1
Gain on sale of assets	0	0.0	(2,955)	-0.4

Income from operations	204,361	25.3	180,730	26.5
Net interest expense	24,132	3.0	17,721	2.6
Income tax expense	66,671	8.2	58,714	8.6
Net income	112,476	13.9	102,400	15.0
Less: net income attributable to noncontrolling interests	1,260	0.2	1,187	0.2

Net income attributable to Stericycle, Inc.	$111,216	13.8	$101,213	14.8
Earnings per share- diluted	$1.27		$1.17

Revenues: Our revenues increased $125.7 million, or 18.4%, to $808.6 million in 2011 from $682.9 million in 2010. Domestic revenues increased $74.0 million, or 14.3%, to $591.3 million from $517.4 million in 2010 as internal revenue growth for domestic small account customers increased by approximately $23.9 million, or over 8%, and internal revenue growth for large quantity customers increased by approximately $9.1 million, or over 5%. Internal revenue for returns management increased by $8.0 million, and domestic acquisitions less than one year old contributed approximately $33.0 million to the increase in domestic revenues.

International revenues increased $51.7 million to $217.2 million, or 31.2%, from $165.5 million in 2010. Internal growth in the international segment contributed $9.5 million, or approximately 6% in increased revenues, excluding the effect of exchange rates and acquisitions. The effect of exchange rate fluctuations favorably impacted international revenues approximately $9.7 million, and acquisitions less than one year old contributed an additional $32.5 million in international revenues.

Cost of Revenues: Our cost of revenues increased $73.3 million, or 20.0%, to $439.4 million during 2011 from $366.1 million during 2010. Our domestic cost of revenues increased $37.7 million, or 14.4%, to $298.9 million from $261.2 million in 2010 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $35.6 million, or 33.9% to $140.5 million from $104.9 million in 2010 as a result of costs related to proportional increase in revenues, partially driven by the impact of exchange rates.

Our company wide gross margin percentage decreased to 45.7% during 2011 from 46.4% during 2010 due to higher energy expenses and the inclusion of lower margin acquired revenues.

Selling, General and Administrative Expenses: SG&A increased $20.1 million, or 15.0%, to $153.3 million, for the six months ended June 30, 2011 from $133.2 million for the comparable period in 2010. As a percentage of revenue, these costs decreased by 0.5% for the six months ended June 30, 2011 compared to the same period in 2010.

Domestically, 2011 SG&A increased $12.3 million, or 11.9%, to $115.4 million from $103.1 million in 2010. The increase was primarily due to SG&A expenses related to the acquired revenues, higher amortization, market penetration for our Sharps Management and Pharmaceutical Waste programs, and investment in the Steri-Safe services.

Internationally, our SG&A increased $7.8 million, or 25.9%, to $37.9 million in 2011 from $30.1 million in 2010. As a percentage of revenues, SG&A was 17.4% in 2011 and 18.2% in 2010 due to the restructuring of the international management structure and the continued integration of acquisitions and resultant lower relative SG&A expenses.

Income from Operations: Income from operations increased $23.6 million, or 13.1%, to $204.4 million for the six months ended June 30, 2011 from $180.7 million for the comparable period in 2010. During the six months ended June 30, 2011, we recognized $9.1 million in acquisition expenses, $2.1 million related to the integration of new acquisitions, and $0.4 million of restructuring costs.

During the six months ended June 30, 2010, we recognized $1.4 million in acquisition, $2.5 million related to the integration of new acquisitions, $2.2 million of restructuring and plant closure expenses, and litigation settlement of $0.9 million, partially offset by a $3.0 million gain on sale of assets related to the MedServe divestiture.

Net Interest Expense: Net interest expense increased to $24.1 million during the six months ended June 30, 2011 from $17.7 million during the comparable period in 2010 primarily due to increased borrowings. An additional interest expense of $1.2 million in the second quarter of 2011 was due to the acceleration of amortization of finance fees related to our term loan that was repaid prior to scheduled maturity of June 2012.

Income Tax Expense: Income tax expense increased to $66.7 million for the six months ended June 30, 2011 from $58.7 million for the comparable period in 2010. The increase was due to higher taxable income. The effective tax rates for the six months ended June 30, 2011 and 2010 were 37.2% and 36.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $850.0 million senior credit facility maturing in August 2012, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement note maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At June 30, 2011, we were in compliance with all of our financial debt covenants.

As of June 30, 2011, we had $387.2 million of borrowings outstanding under our $850 million senior unsecured credit facility, which includes foreign currency borrowings of $57.5 million. We also had $165.7 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of June 30, 2011 was $297.1 million. At June 30, 2011, our interest rates on borrowings under our revolving credit facility were as follows:

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5% or prime rate, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 0.625%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.1% per annum.

As of June 30, 2011, we repaid the outstanding principal of $76.9 million on our term loan debt. This debt had an original maturity date of June 2012 and was repaid early to take advantage of lower interest rates offered through our senior revolving facility. There were no prepayment penalties.

As of June 30, 2011, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of June 30, 2011, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears on April 15 and October 15 beginning on April 15 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of June 30, 2011, we had $346.1 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2011, other foreign subsidiary bank debt, and capital leases.

Working Capital: At June 30, 2011, our working capital increased $43.1 million to $103.3 million compared to $60.2 million at December 31, 2010.

Cash and cash equivalents at December 31, 2010 included $23.0 million, offset by an equivalent amount in accrued liabilities, that was used for recalled product reimbursement during six months ended June 30, 2011.

Of the $21.0 million reduction in current portion of long-term debt $20.2 million was related to the early repayment of our term loan (see Note 12 – Debt). Our receivables increased in 2011 by $37.0 million due to incremental revenues, acquisitions, and higher days sales outstanding (“DSO”) in 2011. Decreases to working capital include approximately $15.9 million reduction in cash and cash equivalents related to the timing of payments for our acquisitions.

Net Cash Provided or Used: Net cash provided by operating activities decreased $9.6 million, or 7.4%, to $119.7 million during the six months ended June 30, 2011 compared to $129.3 million for the comparable period in 2010. The decrease in operating cash was primarily due to higher DSO, which increased by two days during six months ended June 30, 2011 compared to the same period in 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $304.5 million compared to $85.8 million in the comparable period in 2010. The increase is due to acquisitions, primarily our acquisition of HWS which resulted in $234.4 million cash used.

We had net cash provided by financing activities of $144.4 million during the six months ended June 30, 2011 compared to $49.7 million net cash used by financing activities for the comparable period in 2010, a change of $194.1 million. Net borrowings increased by $183.7 million which was mainly driven to fund acquisitions including HWS, and decreased share repurchases of approximately $20.0 million.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $6.2 million with JPMorganChase Bank N.A. that expires in May 2012. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

Annual Impairment Test: We completed our annual goodwill impairment test during the second quarter of 2011. We used both a market approach and an income approach to determine the fair value of our reporting units. The market approach compares the market capitalization of the company as a whole, which is the fair value, and allocates a portion of that fair value to each reporting unit based on that reporting unit’s historic cash flows, as measured by a modified Earnings Before Interest, Taxes, Depreciation, and Amortization. The income approach uses estimates of future cash flows discounted to a present value to arrive at a fair value. Both the market and income approaches indicated no impairment to any of our three reporting units.

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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (added this). During the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007, May 2008 and November 2010, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of June 30, 2011, we had purchased a cumulative total of 14,697,797 shares.

The following table provides information about our purchases during the six months ended June 30, 2011 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2011	—	$—	—	5,890,276
February 1- February 28, 2011	—	—	—	5,890,276
March 1- March 31, 2011	—	—	—	5,890,276
April 1- April 30, 2011	—	—	—	5,890,276
May 1- May 31, 2011	—	—	—	5,890,276
June 1- June 30, 2011	50,675	$84.90	50,675	5,839,601

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Mark C. Miller, Chairman and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2011

STERICYCLE, INC.
(Registrant)

By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)