Form 10-Q
period 2011-09-30
STERICYCLE INC
filed 2011-11-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011 there were 85,113,990 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

Page No.

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	1

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 (Unaudited) and year ended December 31, 2010 (Audited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Qualitative and Quantitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. Other Information

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	33

Signatures	33

Certifications	34

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,395	$79,276
Short-term investments	416	16,248
Accounts receivable, less allowance for doubtful accounts of $18,546 in 2011 and $10,845 in 2010	283,710	215,420
Deferred income taxes	15,696	16,824
Prepaid expenses	22,160	16,038
Other current assets	39,465	24,882

Total Current Assets	384,842	368,688
Property, Plant and Equipment, net	290,721	267,971
Other Assets:
Goodwill	1,924,989	1,595,764
Intangible assets, less accumulated amortization of $38,881 in 2011 and $28,394 in 2010	524,227	375,174
Other	30,729	31,426

Total Other Assets	2,479,945	2,002,364

Total Assets	$3,155,508	$2,639,023

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$95,149	$91,406
Accounts payable	70,285	54,777
Accrued liabilities	140,975	134,355
Deferred revenues	13,662	14,455
Other current liabilities	9,842	13,496

Total Current Liabilities	329,913	308,489
Long-term debt, net of current portion	1,304,628	1,014,222
Deferred income taxes	301,115	222,647
Other liabilities	8,127	13,315
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,196,102 issued and outstanding in 2011 and 85,242,387 issued and outstanding in 2010)	852	852
Additional paid-in capital	26,721	46,945
Accumulated other comprehensive loss	(32,870)	(16,869)
Retained earnings	1,187,960	1,017,497

Total Stericycle, Inc.’s Equity	1,182,663	1,048,425
Noncontrolling interest	29,062	31,925

Total Equity	1,211,725	1,080,350

Total Liabilities and Equity	$3,155,508	$2,639,023

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$420,924	$362,988	$1,229,491	$1,045,899

Costs and Expenses:
Cost of revenues	220,419	185,515	639,773	532,625
Selling, general and administrative expenses	72,582	65,033	214,815	191,067
Depreciation and amortization	16,933	13,504	47,987	38,510
Acquisition expenses	3,195	1,891	12,254	3,247
Integration expenses	1,813	790	3,866	3,253
Restructuring costs and plant closure expense	633	216	1,086	2,446
Litigation settlement	460	0	460	937
Loss/ (gain) on sale of assets	323	0	323	(2,955)

Total Costs and Expenses	316,358	266,949	920,564	769,130

Income from Operations	104,566	96,039	308,927	276,769

Other Income (Expense):
Interest income	237	82	484	194
Interest expense	(12,034)	(8,509)	(36,413)	(26,342)
Other expense, net	(577)	333	(1,659)	(1,562)

Total Other Expense	(12,374)	(8,094)	(37,588)	(27,710)

Income Before Income Taxes	92,192	87,945	271,339	249,059

Income Tax Expense	32,448	30,645	99,119	89,359

Net Income	$59,744	$57,300	$172,220	$159,700

Less: Net Income Attributable to Noncontrolling Interests	497	614	1,757	1,801

Net Income Attributable to Stericycle, Inc.	$59,247	$56,686	$170,463	$157,899

Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.69	$0.66	$1.99	$1.86

Diluted	$0.68	$0.65	$1.95	$1.82

Weighted Average Number of Common Shares Outstanding:
Basic	85,564,682	85,295,740	85,654,097	84,986,187
Diluted	87,385,121	87,179,057	87,620,867	86,830,761

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$172,220	$159,700
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/ (gain) on sale of assets	323	(2,955)
Change in fair value of contingent consideration	(2,140)	0
Accelerated amortization of term loan financing fees	1,241	0
Stock compensation expense	11,563	11,441
Excess tax benefit of stock options exercised	(16,614)	(17,951)
Depreciation	36,885	31,858
Amortization	11,102	6,652
Deferred income taxes	27,685	20,307
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(20,288)	(26,366)
Accounts payable	(11,239)	(3,477)
Accrued liabilities	16,694	19,214
Deferred revenues	(1,241)	1,942
Other assets and liabilities	(11,015)	5,061

Net cash provided by operating activities	215,176	205,426

INVESTING ACTIVITIES:
Payments for acquisitions and international investments, net of cash acquired	(467,430)	(95,615)
Proceeds from/ (purchases of) short-term investments	15,941	(17,172)
Proceeds from sale of assets	2,371	8,000
Capital expenditures	(36,981)	(35,937)

Net cash used in investing activities	(486,099)	(140,724)

FINANCING ACTIVITIES:
Repayment of long-term debt	(17,294)	(45,292)
Borrowings on senior credit facility	1,433,405	665,932
Repayments on senior credit facility	(1,163,613)	(679,004)
Payments of deferred financing costs	(3,740)	(5,757)
Payments on capital lease obligations	(2,703)	(2,172)
Purchase and cancellation of treasury stock	(81,201)	(43,589)
Proceeds from other issuance of common stock	30,487	38,224
Excess tax benefit of stock options exercised	16,614	17,951

Net cash provided by/ (used in) financing activities	211,955	(53,707)
Effect of exchange rate changes on cash	3,087	(6,135)

Net (decrease)/ increase in cash and cash equivalents	(55,881)	4,860
Cash and cash equivalents at beginning of period	79,276	15,767

Cash and cash equivalents at end of period	$23,395	$20,627

NON-CASH ACTIVITIES:
Net issuance of obligations for certain acquisitions	$37,464	$32,353

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2011 (Unaudited) and

Year Ended December 31, 2010 (Audited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173
Net income				207,879		2,578	210,457
Currency translation adjustment					(2,544)	2,938	394
Change in fair value of cash flow hedge, net of tax of $1,353					(2,033)		(2,033)

Comprehensive income							208,818
Issuance of common stock for exercise of options and employee stock purchases	1,988	20	50,491				50,511
Purchase/ cancellation of treasury stock	(1,461)	(15)	(94,320)				(94,335)
Stock compensation expense			18,565				18,565
Excess tax benefit of stock options exercised			24,687				24,687
Change in noncontrolling interest						14,931	14,931

Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350

Net income				170,463		1,757	172,220
Currency translation adjustment					(16,257)	(1,584)	(17,841)
Amounts reclassified into income, net of tax of $162					256		256

Comprehensive income							154,635
Issuance of common stock for exercise of options and employee stock purchases	967	10	33,811				33,821
Purchase/ cancellation of treasury stock	(1,013)	(10)	(81,191)				(81,201)
Stock compensation expense			11,563				11,563
Excess tax benefit of stock options exercised			16,614				16,614
Change in noncontrolling interest			(1,021)			(3,036)	(4,057)

Balance at September 30, 2011	85,196	$852	$26,721	$1,187,960	$(32,870)	$29,062	$1,211,725

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2010, as filed with our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011.

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

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the nine months ended September 30, 2011:

Acquisition Locations	2011
United States	16
Argentina	1
Brazil	4
Canada	2
Chile	1
Ireland	1
Japan	2
Portugal	1
Romania	5
Spain	1
United Kingdom	3

Total	37

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

During the quarter ended September 30, 2011, we completed 17 acquisitions. Domestically, we acquired selected assets of two regulated waste businesses, three compliance businesses, and one returns management business. Internationally, we acquired 100% of the stock of a regulated waste business in Canada, UK, and Spain. Our Spanish company includes a 51% ownership in a small subsidiary. In Brazil we acquired 82.5% of the stock of three regulated waste businesses. In Romania we acquired 100% of the stock of one regulated waste business and selected assets of another. In Japan we acquired 100% of the stock of one regulated waste business and selected assets of another. In Portugal we acquired selected assets of one regulated waste business. In Mexico we sold our 55% majority ownership of a regulated waste business for approximately $3.3 million which resulted in a loss of $0.3 million.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid on acquisitions during the nine months ended September 30, 2011:

In thousands
Cash	$467,430
Promissory notes	24,733
Deferred consideration	12,731
Contingent consideration	4,383

Total purchase price	$509,277

During the nine months ended September 30, 2011, we recognized a net increase to goodwill of $345.8 million of which $229.2 million was assigned to our United States reporting segment and $116.6 million to our Foreign Countries reporting segment. Approximately $29.7 million of the goodwill recognized during the nine months ended September 30, 2011 will be deductible for income taxes.

During the nine months ended September 30, 2011, we recognized $169.4 million in intangible assets of which $160.7 million represents the estimated fair value of acquired customer relationships with amortizable lives of 15-40 years, and $6.9 in permits with indefinite lives. The allocation of the acquisition price paid is preliminary pending completion of certain intangible asset valuations and completion accounts.

The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the nine months ended September 30, 2011:

In thousands
Fixed assets	$27,548
Intangibles	169,412
Goodwill	345,780
Net other assets/ (liabilities)	22,226
Debt	(1,168)
Net deferred tax liabilities	(53,913)
Noncontrolling interests	(608)

Total purchase price allocation	$509,277

For financial reporting purposes, our 2011 and 2010 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. During the nine months ended September 30, 2011 and 2010, the Company incurred $12.3 million and $3.2 million, respectively, of acquisition related expenses. These expenses are identified on our Condensed Consolidated Statements of Income as “acquisition expenses”. The purchase prices in excess of acquired tangible assets for these acquisitions have been primarily allocated to goodwill and other intangibles and are preliminary pending completion of certain intangible asset valuations.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Revenue Recognition

On January 1, 2011, Stericycle adopted changes issued by the Financial Accounting Standards Board (“FASB”) to guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. This new guidance did not have a material impact to our financial statements.

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

Goodwill Impairment Testing

In September 2011, the FASB issued changes to the testing for impairment of goodwill. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, using qualitative assessment, that it is more likely than not (greater than 50%) that its fair value is less than its carrying amount. These changes become effective for Stericycle on January 1, 2012, although early adoption is permitted. As these changes should not affect the outcome of the impairment analysis of a reporting unit, management has determined these changes will not have an impact on our financial statements.

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

In thousands
		Fair Value Measurements Using
	Total as of September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$23,395	$23,395	$0	$0
Short-term investments	416	416	0	0

Total assets	$23,811	$23,811	$0	$0
Liabilities:
Contingent consideration	$7,644	$0	$0	$7,644

Total liabilities	$7,644	$0	$0	$7,644

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$79,276	$79,276	$0	$0
Short-term investments	16,248	16,248	0	0

Total assets	$95,524	$95,524	$0	$0
Liabilities:
Contingent consideration	$16,450	$0	$0	$16,450

Total liabilities	$16,450	$0	$0	$16,450

Level 1: At September 30, 2011, we have $23.4 million in cash and cash equivalents, and $0.4 million in money market accounts, that we recorded at fair value using Level 1 inputs. At December 31, 2010, we had $79.3 million in cash and cash equivalents, $15.8 million in certificates of deposit, and $0.4 million in money market accounts. In 2010, we financed a portion of our Japan acquisition through local borrowings of ¥1.2 billion which required us to deposit the equivalent USD amount of $15.8 million in one year certificates of deposit with an affiliated bank located in the United States that was redeemed in September 2011.

Level 2: We had no assets or liabilities measured at fair value using Level 2 inputs at September 30, 2011 or December 31, 2010.

Level 3: We had contingent consideration liabilities recorded in the amounts of $7.6 million at September 30, 2011, and $16.5 million at December 31, 2010. Contingent considerations are amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. These potential outcomes are dependent on both past financial performance and management assumptions about future performance. Contingent consideration liabilities are reassessed each quarter and are reflected in the balance sheet as part of other short-term or long-term liabilities. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2010	$16,450
Increases due to acquisitions	4,383
Decreases due to payments	(10,172)
Changes due to currency fluctuations	(877)
Changes in fair value reflected in income statement	(2,140)

Contingent consideration at September 30, 2011	$7,644

Fair Value of Debt: At September 30, 2011, the fair value of the Company’s debt obligations was estimated at $1.410 billion compared to a carrying amount of $1.400 billion. At December 31, 2010, the fair value of the Company’s debt obligations was estimated at $1.108 billion, compared to a carrying amount of $1.106 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – DERIVATIVE INSTRUMENTS

At September 30, 2011, we had no derivative instruments.

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

The total amount of unrecognized tax positions as of September 30, 2011 is $9.8 million, which includes interest and penalties and is reflected as a liability on the balance sheet. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $9.8 million. We recognize interest and penalties accrued related to income tax reserves in income tax expense. This method of accounting is consistent with prior years.

The following table summarizes the changes in unrecognized tax positions during the nine months ended September 30, 2011:

In thousands
Unrecognized tax positions, January 1, 2011	$9,132
Gross increases- prior period tax positions	61
Gross increases- current period tax positions	1,972
Settlement	(108)
Expiration of the Statute of Limitations	(1,209)

Unrecognized tax positions, September 30, 2011	$9,848

NOTE 7 – STOCK BASED COMPENSATION

At September 30, 2011 we had stock options outstanding under the following plans:

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the Directors Stock Option Plan, which expired in May 2006;

•	the 1995 Incentive Compensation Plan, which expired in July 2005;

•	our Employee Stock Purchase Plan (ESPP), which our stockholders approved in May 2001.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the condensed consolidated statements of income:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues – stock option plan	$33	$55	$89	$170
Selling, general and administrative – stock option plan	3,336	3,341	10,122	10,464
Selling, general and administrative – restricted stock units	219	87	593	173
Selling, general and administrative – ESPP	257	217	759	634

Total pre-tax expense	$3,845	$3,700	$11,563	$11,441

As of September 30, 2011, there was $29.0 million of total unrecognized compensation expense, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.70 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Tax benefit recognized in income statement	$291	$1,486	$2,468	$4,547
Excess tax benefit realized	2,065	4,521	16,614	17,951

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

The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected term (in years)	5.75	5.75	5.75	5.75
Expected volatility	27.70%	27.62%	27.41%	28.39%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	1.38%	1.71%	2.23%	2.38%

The weighted average grant date fair value of the stock options granted during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average fair value at grant date	$19.94	$15.36	$21.09	$13.43

Stock option activity for the nine months ended September 30, 2011, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
			(in years	)
Outstanding at December 31, 2010	6,508,833	$41.86
Granted	1,036,276	85.33
Exercised	(940,323)	32.35
Cancelled or expired	(204,373)	52.10

Outstanding at September 30, 2011	6,400,413	$49.97	6.71		$201,525,724

Exercisable at September 30, 2011	3,370,240	$40.05	5.51		$137,510,507
Vested and expected to vest in the future at September 30, 2011	5,867,818	$48.61	6.55		$192,179,037

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended September 30, and the exercise price associated with the respective option).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total exercise intrinsic value of options exercised	$6,387	$14,485	$51,876	$56,318

Restricted stock units (RSUs) activity for the nine months ended September 30, 2011, was as follows:

	Number of Units	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
		(in years	)
Outstanding at December 31, 2010	20,000
Granted	18,488
Forfeited	(3,250)

Outstanding at September 30, 2011	35,238	1.89		$2,844,411

Exercisable at September 30, 2011	0	0.00		$0
Vested and expected to vest in the future at September 30, 2011	28,115	1.86		$2,269,406

NOTE 8 – COMMON STOCK

The following table provides information about our repurchase of shares of our common stock during the nine months ended September 30, 2011 and September 30, 2010:

	Number of Shares Repurchased and Cancelled	Amount Paid for Repurchases (000’s)	Average Price Paid per Share
Three months ended March 31, 2011	0	$0	$0
Three months ended June 30, 2011	50,675	4,302	84.90
Three months ended September 30, 2011	962,181	76,899	79.92

Nine months ended September 30, 2011	1,012,856	$81,201	$80.17

Three months ended March 31, 2010	207,114	$11,260	$54.36
Three months ended June 30, 2011	235,436	13,000	55.22
Three months ended September 30, 2010	308,588	19,329	62.64

Nine months ended September 30, 2010	751,138	$43,589	$58.03

NOTE 9 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$59,247	$56,686	$170,463	$157,899

Denominator:
Denominator for basic earnings per share weighted average shares	85,564,682	85,295,740	85,654,097	84,986,187
Effect of diluted securities:
Employee stock options	1,820,439	1,883,317	1,966,770	1,844,574

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	87,385,121	87,179,057	87,620,867	86,830,761

Earnings per share – Basic	$0.69	$0.66	$1.99	$1.86

Earnings per share – Diluted	$0.68	$0.65	$1.95	$1.82

NOTE 10 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, net income attributable to noncontrolling interests, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three and nine months ended September 30, 2011 and 2010:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$59,744	$57,300	$172,220	$159,700

Other comprehensive income/ (loss):
Currency translation adjustments	(35,634)	17,253	(17,841)	(632)
Amounts reclassified into income, net of tax	85	2,312	256	675

Other comprehensive income/ (loss)	(35,549)	19,565	(17,585)	43

Comprehensive income	24,195	76,865	154,635	159,743
Less: net income attributable to noncontrolling interests	497	614	1,757	1,801

Comprehensive income attributable to Stericycle, Inc.	$23,698	$76,251	$152,878	$157,942

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 15 to 40 years based upon the type of customer, with a weighted average remaining useful life of 39.1 years. We have covenants not-to-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 5.7 years. We have tradename intangibles with useful lives from 20 to 40 years, with a weighted average remaining useful life of 19.6 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

We have two geographical reporting segments, “United States” and “Foreign Countries”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2010 were as follows by reporting segment:

In thousands
	United States	Foreign Countries	Total
Balance as of December 31, 2009	$1,153,149	$240,942	$1,394,091
Goodwill acquired during year	128,954	74,049	203,003
Sale of assets	(2,345)	0	(2,345)
Changes due to currency fluctuation	0	1,015	1,015

Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764

Goodwill on 2011 acquisitions	229,994	124,361	354,355
Changes in goodwill on 2010 acquisitions	(803)	(7,772)	(8,575)
Sale of assets	0	(2,887)	(2,887)
Changes due to currency fluctuation	0	(13,668)	(13,668)

Balance as of September 30, 2011	$1,508,949	$416,040	$1,924,989

The changes to goodwill for 2010 acquisitions are primarily due to the finalization of intangible valuations and allocation of goodwill to the business in Mexico sold during the third quarter.

As of September 30, 2011 and December 31, 2010, the values of the intangible assets were as follows:

In thousands
	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,770	$3,988	$6,782	$10,402	$2,952	$7,450
Customer relationships	455,750	32,546	423,204	304,175	23,177	280,998
Tradenames	2,556	360	2,196	1,200	253	947
License agreements	720	288	432	766	211	555
Other	1,699	1,699	0	1,801	1,801	0
Indefinite lived intangibles:
Operating permits	91,613	—	91,613	85,224	—	85,224

Total	$563,108	$38,881	$524,227	$403,568	$28,394	$375,174

During the quarters ended September 30, 2011 and 2010, the aggregate amortization expense was $4.2 million and $2.5 million, respectively. For the nine months ended September 30, 2011 and 2010, the aggregate amortization expense was $11.1 million and $6.7 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2011	$15,386
2012	18,205
2013	17,993
2014	17,817
2015	17,525

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2011.

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

NOTE 12 – DEBT

Long-term debt consisted of the following:

In thousands
	September 30, 2011	December 31, 2010
Obligations under capital leases	$5,040	$6,330
$1 billion revolver weighted average rate 1.8%, due in 2016, variable rate debt at Libor +1.025 bps and base rate + 0.025%	527,790	175,407
$215 million term loan	0	80,969
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
Acquisition notes weighted average rate of 3.0% and weighted average maturity of 4.8 years	249,683	251,489
Foreign bank debt weighted average rate 6.1% and weighted average maturity of 2.2 years	117,264	91,433

	1,399,777	1,105,628
Less: current portion	95,149	91,406

Total	$1,304,628	$1,014,222

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At September 30, 2011, we were in compliance with all of our financial debt covenants.

During the quarter ended June 30, 2011, we repaid the outstanding principal of $76.9 million on our term loan debt. This debt had an original maturity date of June 2012 and was repaid early to take advantage of lower interest rates offered through our senior revolving facility. As a result of the early retirement, we incurred $1.2 million in unamortized term loan fees that was recognized as interest expense in the quarter ended June 30, 2011.

On September 21, 2011, we and certain of our subsidiaries entered into an amended and restated credit agreement (the “new credit agreement”) with Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the new credit agreement, JPMorgan Chase Bank, N.A., as syndication agent, and HSBC Bank USA, National Association, Lloyds Securities, Inc. and Union Bank, N.A., as co-documentation agents. The new credit agreement amended and restated our prior credit agreement dated as of August 24, 2007, as amended. The new credit agreement increases our unsecured revolving credit facility from $850.0 million to $1.0 billion and extends the maturity date of our borrowings from August 24, 2012 to September 21, 2016. We paid $3.7 million in financing fees which will be amortized to interest expense over the life of the loan agreement.

As of September 30, 2011 and December 31, 2010, we had $159.3 million and $184.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of September 30, 2011 and December 31, 2010 was $312.9 million and $490.6 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.4 million with JPMorganChase Bank N.A. that matures on May 2012. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

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

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Regulated waste management services	$278,748	$241,724	$807,383	$707,389
Regulated returns and recall management services	25,106	31,895	87,814	83,598

Total revenue	303,854	273,619	895,197	790,987

Net interest expense	9,333	7,033	29,866	22,053
Income before income taxes	78,761	73,229	224,049	207,590
Income taxes	27,820	26,494	83,913	76,243

Net income attributable to Stericycle, Inc.	$50,941	$46,735	$140,136	$131,347

Depreciation and amortization	$10,375	$9,009	$30,007	$26,395

Detailed information for our Foreign Countries reporting segment is as follows:

In thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Regulated waste management services	$117,070	$89,369	$334,294	$254,912
Net interest expense	2,464	1,394	6,063	4,095
Income before income taxes	13,431	14,716	47,290	41,469
Income taxes	4,628	4,151	15,206	13,116
Net income	8,803	10,565	32,084	28,353
Less: net income attributable to noncontrolling interests	497	614	1,757	1,801

Net income attributable to Stericycle, Inc.	$8,306	$9,951	$30,327	$26,552

Depreciation and amortization	$6,558	$4,495	$17,980	$12,115

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

In December 2010, we reorganized the structure of our international management group in order to leverage strong local management, resulting in employee severance and other charges. During the third quarter of 2011 we expanded this program to include consolidation of administrative facilities in the United Kingdom and reorganization of our international legal structure. We recognized $0.3 million in expense during the first two quarters of 2011 and an additional $0.6 million in the third quarter of 2011. We had an accrual balance of $0.9 million at the end of third quarter of 2011 and expect approximately an additional $1.2 to $1.5 million in expense to be recognized primarily in the fourth quarter of 2011 and first quarter of 2012. We expect the accrual balance to be paid primarily during the fourth quarter of 2011 and first quarter 2012.

The following tables below highlight the pre-tax charges and changes in the reserves for the nine months ended September 30, 2011 and for the year ended December 31, 2010. All charges related to these costs are reflected on our Consolidated Statements of Income within “Restructuring costs” for both costs of revenue and selling, general, and administrative expenses.

In thousands
	Beginning Reserve at 01/01/11	Charges for the Nine Months Ended 9/30/11	Cash Paid	Ending Reserve at 9/30/11
Employee severance	$1,835	$397	$(1,902)	$330
Other costs	217	689	(366)	540

Total	$2,052	$1,086	$(2,268)	$870

In thousands
	Beginning Reserve at 01/01/10	Charges for the Year Ended 12/31/10	Cash Paid	Ending Reserve at 12/31/10
Employee severance	$666	$3,100	$(1,931)	$1,835
Other costs	6	1,080	(869)	217
Non-cash items
Employee severance	0	3,266	0	0
Other costs	0	925	0	0

Total	$672	$8,371	$(2,800)	$2,052

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a diverse customer base of over 517,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services, and regulated return and recall management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return and recall management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls and expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system. In addition, we have technology licensing agreements with companies located in Japan, Brazil, and South Africa.

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

Highlights of the three months ended September 30, 2011:

•	revenues grew to $420.9 million, a 16.0% increase over $363.0 million for the third quarter 2010;

•	third quarter gross margins decreased to 45.2% in 2011 from 46.3% in 2010;

•	operating income was $104.6 million, a 8.9% increase over $96.0 million for the third quarter 2010;

•	we incurred a net $3.8 million in expenses related to acquisitions and restructuring; and

•	cash flow from operations was $95.5 million.

Highlights of the nine months September 30, 2011:

•	revenues grew to $1.23 billion, a 17.6% increase over $1.05 billion for 2010;

•	gross margins decreased to 45.5% from 46.4% in 2010;

•	operating income was $308.9 million, a 11.6% increase over $276.8 million for 2010;

•	we incurred a net $13.3 million in expenses related to acquisitions and restructuring; and

•	cash flow from operations was $215.2 million.

During the quarter ending September 30, 2011, we completed our annual goodwill impairment test. The results of that test did not indicate any impairment to our goodwill (see Note 11 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I)).

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2011		2010
	$	%	$	%
Revenues	$420,924	100.0	$362,988	100.0
Cost of revenues	220,419	52.4	185,515	51.1
Depreciation	10,450	2.5	9,190	2.5
Restructuring costs	0	0.0	185	0.1

Total cost of revenues	230,869	54.8	194,890	53.7
Gross profit	190,055	45.2	168,098	46.3
Selling, general and administrative expenses	72,582	17.2	65,033	17.9
Depreciation	2,274	0.5	1,796	0.5
Amortization	4,209	1.0	2,518	0.7

Total selling, general and administrative expenses	79,065	18.8	69,347	19.1
Acquisition expenses	3,195	0.8	1,891	0.5
Integration expenses	1,813	0.4	790	0.2
Restructuring costs and plant closure expense	633	0.2	31	0.0
Litigation settlement	460	0.1	0	0.0
Loss/ (gain) on sale of assets	323	0.1	0	0.0

Income from operations	104,566	24.8	96,039	26.5
Net interest expense	11,797	2.8	8,427	2.3
Income tax expense	32,448	7.7	30,645	8.4
Net income	59,744	14.2	57,300	15.8
Less: net income attributable to noncontrolling interests	497	0.1	614	0.2

Net income attributable to Stericycle, Inc.	$59,247	14.1	$56,686	15.6
Earnings per share-diluted	$0.68		$0.65

Revenues: Our revenues increased $57.9 million, or 16.0%, in the third quarter of 2011 to $420.9 million from $363.0 million in the same period in 2010. Domestic revenues increased $30.2 million, or 11.0%, to $303.9 million from $273.6 million in the same period in 2010. Internal revenue growth for domestic small account customers increased by $11.5 million, or approximately 8%, and internal revenue growth for large quantity customers increased by $5.0 million, or approximately 6%. Internal revenues for returns and recall management services decreased by $11.0 million in 2011. Internal revenues excludes acquisitions less than one year old. Total regulated waste and returns management domestic acquisitions less than one year old contributed approximately $24.7 million to the increase in domestic revenues.

International revenues increased $27.7 million, or 31.0%, to $117.1 million from $89.4 million in the same period in 2010. Internal growth in the international segment contributed $4.4 million, or approximately 5% in increased revenues. Internal growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of exchange rate fluctuations favorably impacted international revenues approximately $4.1 million while acquisitions net of divestitures less than one year old contributed an additional $19.2 million in international revenues.

Cost of Revenues: Our cost of revenues increased $36.0 million, or 18.5%, in the third quarter of 2011 to $230.9 million from $194.9 million in the same period in 2010. Our domestic cost of revenues increased $15.9 million, or 11.5%, in the third quarter of 2011 to $153.7 million from $137.8 million in the same period in 2010 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $20.1 million, or 35.2%, in the third quarter of 2011 to $77.2 million from $57.1 million in the same period in 2010 primarily driven by the impact of exchange rates and impact from integration of acquisitions.

Our Company wide gross margin percentage decreased to 45.2% during the third quarter of 2011 from 46.3% during the same period in 2010 primarily due to lower margin newly acquired revenues offset partially by improvements in the base business margins.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses increased approximately $9.7 million, or 14.0%, in the third quarter of 2011 to $79.1 million from $69.4 million in the same period in 2010 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs decreased by 0.3% for the third quarter 2011 compared to the same period in 2010.

Domestically, third quarter SG&A expenses increased $4.5 million, or 8.4%, to $58.1 million from $53.6 million in the same period in 2010. As percentage of revenues, SG&A was lower at 19.1% in the third quarter of 2011 compared to 19.6% in 2010. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2% while other expenses decreased by 0.7%.

Internationally, third quarter SG&A expenses increased $5.2 million or 32.9% to $21.0 million from $15.8 million in the same period in 2010. As a percentage of revenues, SG&A was 17.9% in 2011 compared to 17.7% in 2010. The increase in SG&A was due the increased number of international acquisitions partially offset by restructuring of the international management structure and the continued integration of acquisitions. The percent to revenue was up due to a higher ratio of amortization expense to revenues; factoring out amortization expense, SG&A was lower by approximately 50 basis points to revenue.

Income from Operations: Income from operations increased $8.5 million, or 8.9%, in the third quarter of 2011 to $104.6 million from $96.0 million in same period in 2010. During the quarter ended September 2011, we recognized $3.2 million in acquisition expenses, $1.8 million related to the integration of new acquisitions, $0.6 million of restructuring costs, $0.5 million in litigation settlement, and $0.3 million loss on sale of assets related to the Mexico divestiture.

During the quarter ended September 2010, we recognized $1.9 million in expenses related to acquisitions, $0.8 million related to the integration of new acquisitions, and $0.2 million of restructuring costs of our regulated returns management service business.

Net Interest Expense: Net interest expense increased to $11.8 million during the third quarter in 2011 from $8.4 million during the same period in 2010. Our interest expense was higher in 2011 due primarily to increased borrowings and interest expense related to the new private placement completed in the fourth quarter of 2010.

Income Tax Expense: Income tax expense increased to $32.4 million in the third quarter of 2011 from $30.6 million in the same period in 2010. In September 2011 and 2010, we recognized $1.3 million and $1.2 million, respectively; of tax benefits related to prior years unrecognized tax positions. The effective tax rates for the quarters ended September 30, 2011 and 2010 were 35.2% and 34.8%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2011		2010
	$	%	$	%
Revenues	$1,229,491	100.0	$1,045,899	100.0
Cost of revenues	639,773	52.0	532,625	50.9
Depreciation	30,438	2.5	26,983	2.6
Restructuring costs	54	0.0	1,339	0.1

Total cost of revenues	670,265	54.5	560,947	53.6
Gross profit	559,226	45.5	484,952	46.4
Selling, general and administrative expenses	214,815	17.5	191,067	18.3
Depreciation	6,447	0.5	4,875	0.5
Amortization	11,102	0.9	6,652	0.6

Total selling, general and administrative expenses	232,364	18.9	202,594	19.4
Acquisition expenses	12,254	1.0	3,247	0.3
Integration expenses	3,866	0.3	3,253	0.3
Restructuring costs and plant closure expense	1,032	0.1	1,107	0.1
Litigation settlement	460	0.0	937	0.1
Loss/ (gain) on sale of assets	323	0.0	(2,955)	-0.3

Income from operations	308,927	25.1	276,769	26.5
Net interest expense	35,929	2.9	26,148	2.5
Income tax expense	99,119	8.1	89,359	8.5
Net income	172,220	14.0	159,700	15.3
Less: net income attributable to noncontrolling interests	1,757	0.1	1,801	0.2

Net income attributable to Stericycle, Inc.	$170,463	13.9	$157,899	15.1
Earnings per share-diluted	$1.95		$1.82

Revenues: Our revenues increased $183.6 million, or 17.6%, for the nine months ended September 31, 2011 to $1.23 billion from $1.05 billion in same period in 2010. Domestic revenues increased $104.2 million, or 13.2%, to $895.2 million from $791.0 million in 2010 as internal revenue growth for domestic small account customers increased by $35.4 million, or approximately 8%, and internal revenue growth for large quantity customers increased by $14.1 million, or approximately 5%. Internal revenues for returns and recall management services decreased by $3.0 million resulting from fewer large recalls in the quarter. Internal revenues exclude acquisitions less than one year old. Total domestic regulated waste and returns management acquisitions less than one year old contributed approximately $57.7 million to the increase in domestic revenues.

International revenues increased $79.4 million, or 31.1%, to $334.3 million in 2011 from $254.9 million in 2010. Internal growth in the international segment contributed $14.0 million, or approximately 6% in increased revenues. Internal growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of exchange rate fluctuations favorably impacted international revenues approximately $13.7 million and acquisitions and divestitures less than one year old contributed an additional $51.7 million in international revenues.

Cost of Revenues: Our cost of revenues increased $109.3 million, or 19.5%, for the nine months ended September 30, 2011 to $670.2 million from $560.9 million during the same period in 2010. Our domestic cost of revenues increased $53.5 million, or 13.4%, to $452.5 million from $399.0 million in the same period in 2010 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $55.8 million, or 34.5% to $217.7 million from $161.9 million in same period in 2010 as a result of costs related to a proportional increase in revenues, partially driven by the impact of exchange rates.

Our Company wide gross margin percentage decreased to 45.5% during 2011 from 46.4% during 2010 due to the inclusion of lower margin acquired revenues.

Selling, General and Administrative Expenses: SG&A expenses increased $29.8 million, or 14.7%, in the nine months ended September 30, 2011 to $232.4 million from $202.6 million in the same period in 2010. As a percentage of revenue, these costs decreased by 0.5% for the nine months ended September 30, 2011 compared to the same period in 2010.

Domestically, SG&A increased $16.8 million in 2011, or 10.7%, to $173.5 million from $156.7 million in the same period in 2010. The increase was primarily due to SG&A expenses related to the acquired revenues and higher amortization expense.

Internationally, SG&A increased $13.0 million in 2011, or 28.3%, to $58.9 million from $45.9 million in the same period in 2010. As a percentage of revenues, SG&A was 17.6% in 2011 and 18.0% in 2010. Increased in SG&A was due the increased number of international acquisitions partially offset by restructuring of the international management structure and the continued integration of acquisitions. Higher amortization expense related to recognized intangible assets from acquisitions and investment for our Clinical Services program also contributed to the increase in SG&A.

Income from Operations: Income from operations increased $32.2 million, or 11.6%, in the nine months ended September 30, 2011 to $308.9 million from $276.8 million in the same period in 2010. During the nine months ended September 30, 2011, we recognized $12.3 million in acquisition expenses, $3.9 million related to the integration of new acquisitions, $1.1 million of restructuring costs, $0.5 million in litigation settlement, and $0.3 million loss on sale of assets related to the Mexico divestiture.

During the nine months ended September 30, 2010, we recognized $3.2 million in acquisition expenses, $3.3 million related to the integration of new acquisitions, $2.4 million of restructuring and plant closure expenses, and litigation settlement of $0.9 million, partially offset by a $3.0 million gain on sale of assets related to the MedServe divestiture.

Net Interest Expense: Net interest expense increased to $35.9 million in the nine months ended September 30, 2011 from $26.1 million during the same period in 2010 due to increased borrowings. An additional interest expense of $1.2 million in the second quarter of 2011 was due to the acceleration of amortization of finance fees related to our term loan that was repaid prior to scheduled maturity of June 2012.

Income Tax Expense: Income tax expense increased to $99.1 million for the nine months ended September 30, 2011 from $89.4 million for the same period in 2010. The increase was due to higher taxable income. In September 2011 and 2010, we recognized $1.3 million and $1.2 million, respectively; of tax benefits related to prior years unrecognized tax positions which positively impacted our diluted earnings per share by $0.01 in both 2011 and 2010. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 36.5% and 35.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, the term loan credit agreement and the private placement notes. At September 30, 2011, we were in compliance with all of our financial debt covenants.

On September 21, 2011, we and certain of our subsidiaries entered into an amended and restated credit agreement (the “new credit agreement”) with Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the new credit agreement, JPMorgan Chase Bank, N.A., as syndication agent, and HSBC Bank USA, National Association, Lloyds Securities, Inc. and Union Bank, N.A., as co-documentation agents. The new credit agreement amended and restated our prior credit agreement dated as of August 24, 2007, as amended. The new credit agreement increases our unsecured revolving credit facility from $850.0 million to $1.0 billion and extends the maturity date of our borrowings from August 24, 2012 to September 21, 2016. We paid $3.7 million in financing fees which will be amortized to interest expense over the life of the loan agreement.

As of September 30, 2011, we had $527.8 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $63.8 million. We also had $159.3 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of September 30, 2011 was $312.9 million. At September 30, 2011, our interest rates on borrowings under our revolving credit facility were as follows:

•	For short-term borrowing (overnight): Federal funds rate plus 0.5% , the Eurocurrency rate plus 1.0% or prime rate plus 0.025%, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 1.25%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.8% per annum.

As of September 30, 2011, we repaid the outstanding principal of $76.9 million on our term loan debt. This debt had an original maturity date of June 2012 and was repaid early to take advantage of lower interest rates offered through our senior revolving facility. There were no prepayment penalties.

As of September 30, 2011, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of September 30, 2011, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears on April 15 and October 15 beginning on April 15 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of September 30, 2011, we had $372.0 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2011, other foreign subsidiary bank debt, and capital lease obligations.

Working Capital: At September 30, 2011, our working capital decreased $5.3 million to $54.9 million compared to $60.2 million at December 31, 2010.

Our current assets increased by $16.2 million primarily due to acquired assets of $64.1 million of which $54.2 million was accounts receivables. Cash and cash equivalents at December 31, 2010 included $23.0 million, offset by an equivalent amount in accrued liabilities, that was used for recalled product reimbursement during nine months ended September 30, 2011. Cash was also used to pay debt offset by collections.

Our current liabilities increased by $21.4 million. We acquired $44.3 million in current liabilities of which $26.8 million was accounts payable. Offsetting these acquired liabilities was the decrease in the recalled product reimbursement of $23.0 million. We repaid the outstanding principal on our term loan debt of which $20.2 million was current (see Note 12 – Debt), and also $3.2 million of the short-term portion of our acquisition notes. Offsetting short-term debt decreases was an increase in our short-term amounts on our senior credit facility of $16.4 million due to borrowings for acquisitions. The remaining increase to our current liabilities is primarily an increase to accrued taxes, and an increase to accrued interest related to higher debt.

Net Cash Provided or Used: Net cash provided by operating activities increased $9.8 million, or 4.7%, to $215.2 million during the nine months ended September 30, 2011 compared to $205.4 million for the comparable period in 2010, primarily due to an increase in revenues. Cash provided by operations as a ratio to net income is 125% and 129% for the nine months ended 2011 and 2010, respectively, with days sales outstanding the same at 53 days when excluding acquired receivables and 58 days when including acquired receivables.

Net cash used in investing activities for the nine months ended September 30, 2011 was $486.1 million compared to $140.7 million in the comparable period in 2010. The increase is due to acquisitions, of which the largest was our acquisition of HWS which resulted in $234.4 million cash used. We redeemed $15.8 million of certificates of deposit the quarter ended September 30, 2011. Capital expenditures for the nine months ended September 30, 2011 decreased, as a percentage of revenue, to 3.0% from 3.4% for the comparable period 2010.

We had net cash provided by financing activities of $212.0 million during the nine months ended September 30, 2011 compared to $53.7 million net cash used by financing activities for the comparable period in 2010, a change of $265.7 million related to increased borrowings to finance certain acquisitions and offset by share repurchases of $81.2 million compared to $43.6 million in 2010, an increase of $37.6 million.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $6.4 million with JPMorganChase Bank N.A. that expires in May 2012. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $6.2 million on a pre-tax basis.

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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (added this). During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 – Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

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

Under resolutions that our Board of Directors adopted in May 2002, February 2005, February 2007, May 2007, May 2008 and November 2010, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of September 30, 2011, we had purchased a cumulative total of 15,659,978 shares.

The following table provides information about our purchases during the nine months ended September 30, 2011 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011	0	$0	0	5,890,276
February 1 – February 28, 2011	0	0	0	5,890,276
March 1 – March 31, 2011	0	0	0	5,890,276
April 1 – April 30, 2011	0	0	0	5,890,276
May 1 – May 31, 2011	0	0	0	5,890,276
June 1 – June 30, 2011	50,675	84.90	50,675	5,839,601
July 1 – July 31, 2011	164,000	83.67	164,000	5,675,601
August 1 – August 31, 2011	701,344	79.11	701,344	4,974,257
September 1 – September 30, 2011	96,837	$79.41	96,837	4,877,420

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Mark C. Miller, Chairman and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2011

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink

Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)