Form 10-K
period 2011-12-31
STERICYCLE INC
filed 2012-02-28
CIK 861878

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(847) 367-5910

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).     YES  ☐     NO  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011): $7,668,576,282.

On February 14, 2012, there were 84,762,386 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 22, 2012.

Stericycle, Inc.

2011 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Overview

Services

We are in the business of managing regulated waste and providing an array of related and complementary services. We operate in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom.

The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal.

In addition to our regulated waste services, we offer regulated returns and recall management services, patient communications services, and medical safety products. Our regulated returns and recall management services help pharmacies and manufacturers handle the return of unused and expired pharmaceuticals. Through ExpertRECALL™, we manage all aspects of a product recall or withdrawal for pharmaceutical, medical device, and consumer product manufacturers in a manner compliant with applicable regulations. ExpertRETRIEVAL/QA™ performs retail quality audits, consumer complaint retrieval and product retrieval services, and brand integrity monitoring for retailers, manufacturers, and other businesses. We also provide communications services to healthcare providers to improve office productivity and communications with patients.

We operate integrated national regulated waste management networks in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. Our worldwide networks include a total of 175 processing or combined processing and collection sites and 154 additional transfer, collection or combined transfer and collection sites. Our regulated waste processing technologies include autoclaving, our proprietary electro-thermal-deactivation system (“ETD”), chemical treatment and incineration.

Customers

We serve approximately 522,000 customers worldwide, of which approximately 16,000 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and approximately 506,000 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities, veterinary offices, municipalities and retail pharmacies.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our regulated waste management services;

•	our Bio Systems® reusable sharps disposal management services to reduce the risk of needle sticks;

•	our pharmaceutical waste services;

•	our Integrated Waste Stream Solutions (IWSS) program;

•	a variety of products and services for infection control;

•	our regulated returns and recall management services for expired or recalled products; and

•	a variety of patient communications services.

For small-quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer:

•	our regulated waste management services;

•	our Steri-Safe® OSHA, HIPAA compliance, and clinical services programs;

•	a variety of products and services for infection control;

•	our regulated returns and recall management services for expired or recalled products; and

•	a variety of patient communications services.

We benefit from significant customer diversification. No one customer accounts for more than 1.5% of our total revenues, and our top ten customers account for approximately 6% of total revenues.

Industry Overview

Governmental legislation and regulation increasingly requires the proper handling and disposal of regulated waste which includes such items as medical waste, hazardous waste, and pharmaceutical waste. Regulated medical waste is generally any medical waste that can cause an infectious disease and includes: single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products. Regulated pharmaceutical waste consists of expired or recalled pharmaceuticals.

We believe that in 2011 the size of the global market for regulated waste and other services we provide was approximately $15.0 billion. Industry growth is driven by a number of factors. These factors include:

•

Aging of Population: The average age of the population in the countries we operate in is rising. As people age, they typically require more medical attention and a wider variety of tests, procedures and medications, leading to an increase in the quantity of regulated waste generated.

•

Pressure to Reduce Healthcare Costs: The healthcare industry is under pressure to reduce costs. We believe that our services can help healthcare providers to reduce their handling and compliance costs and to reduce their potential liability for employee exposure to bloodborne pathogens and other infectious agents. In addition, hospital institutions continue to outsource service which we can provide.

•

Environmental and Safety Regulation: We believe that many businesses that are not currently using third party regulated waste management services are unaware either of the need for proper training of employees or of the requirements of OSHA and other regulations regarding the handling of regulated waste. These businesses include manufacturing facilities, schools, restaurants, hotels and other businesses where employees may come into contact with bloodborne pathogens or handle hazardous materials. Similarly, the proper handling of expired or recalled products requires an expertise that many businesses lack or find inefficient to provide.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

•

Broad Range of Services: We offer our customers a broad range of services. We work with businesses across a number of industries such as healthcare, manufacturing, and retail to safely and efficiently dispose of regulated materials, ensure regulatory compliance, improve employee and customer safety, protect their brands, improve communications with patients, and manage corporate and personal risk.

•	Established Network of Processing and Transportation Locations in Each Country: We believe that our network of locations results in a very efficient operation.

•

Diverse Customer Base and Revenue and Cost Stability: We have a diverse customer base and contractual relationships in all the markets in which we operate. We are also generally protected from the cost of regulatory changes or increases in fuel, insurance or other operating costs because our regulated waste contracts typically allow us to adjust our prices to reflect these cost changes.

•

Strong Sales Network and Proprietary Database: We use both telemarketing and direct sales efforts to obtain new customers for our regulated waste and other services. In addition, we have a large database of potential new small-quantity customers, which we believe gives us a competitive advantage in identifying and reaching this higher-margin sector.

•

Experienced Senior Management Team: We have experienced leadership. Our five most senior executives collectively have over 125 years of management experience in the health care, consumer and waste management industries.

•

Ability to Integrate Acquisitions: Since 1993 we have completed 258 acquisitions in the United States and internationally and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•

Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services that we offer our existing regulated waste customers. For example, to small-quantity customers, we offer OSHA compliance services through our Steri-Safe® program and patient communications services; to large-quantity customers, we offer our Bio Systems® reusable sharps management program, our pharmaceutical waste disposal services and patient communications services.

•

Improve Margins: We intend to continue working to improve our margins by increasing our base of small-quantity customers and focusing on service strategies that more efficiently meet the needs of our large-quantity customers. We have succeeded in raising the percentage of our domestic regulated waste revenues from small-quantity customers from 33% for the fourth quarter of 1996 to 63% for 2011.

•

Seek Complementary Acquisitions: We intend to continue to seek opportunities to acquire businesses that expand our networks and service capabilities in the United States and internationally that will increase our customer base. We believe that selective acquisitions can enable us to improve our operating efficiencies through increased utilization of our service infrastructure.

Acquisitions

We have substantial experience in evaluating potential acquisitions and determining whether a particular business can be integrated into our operations with minimal disruption. Once a business is acquired, we implement programs and procedures to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiency and overall profitability.

We completed 258 acquisitions from 1993 through 2011, with 164 in the United States and 94 internationally.

During 2011, we completed 45 acquisitions, of which 21 were domestic businesses in regulated waste, patient communications, or returns management services business and of which 24 were international regulated waste businesses in Latin America, Europe, and Japan.

International

We conduct regulated waste operations in Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We began our operations in Canada and Mexico in 1998, Argentina in 1999, the United Kingdom in 2004, Ireland in 2006, Chile in 2008, Romania and Portugal in 2009, Brazil and Japan in 2010, and Spain in 2011. Our international service offerings are primarily medical waste disposal. We also have started an international presence with our Returns and Quality Audit program managed through returns and recall management services. While our international customers are primarily large quantity generators, we are expanding our small quantity customer base through programs similar to our Steri-Safe program such as Stericycle Clinical Services (“SCS”) in Canada and select countries in Europe.

Regulated Waste Services and Operations

Collection and Transportation: In many respects, our regulated waste business is one of logistics. Efficiency of collection and transportation of regulated waste is a critical element of our operations because it represents the largest component of our operating costs.

For regulated waste, we supply specially designed reusable leak-resistant and puncture-resistant plastic containers to most of our large-quantity customers and many of our larger small-quantity customers. To assure regulatory compliance, we will not accept regulated waste from customers unless it complies with our acceptance protocols and is properly packaged in containers that we have either supplied or approved.

We collect containers or corrugated boxes of regulated waste from our customers depending upon customer requirements, contract terms and volume of waste generated. The waste is then transported directly to one of our processing facilities or to one of our transfer stations where it is combined with other regulated waste and transported to a processing facility.

Transfer stations allow us to temporarily hold small loads of waste until they can be consolidated into full truckloads and transported to a processing facility. Our use of transfer stations in a “hub and spoke” configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve thereby increasing utilization of the facility by increasing the volume of waste that it processes.

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

Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated medical waste. From our beginning, we have championed the use of non-incineration treatment technologies such as our ETD process. While we recognize that some state regulations currently in force mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation.

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

Chem-Clave: Chemclaving treats regulated waste using high heat, chemicals, pressure, and a steam auger to kill pathogens. The waste is treated in a sealed container while the auger shreds the waste, making it unrecognizable while exposing more surface area of the waste to the steam. After shredding and treatment, the waste residue is sterile and safe for landfill.

Marketing and Sales

Marketing Strategy: We use both telemarketing and direct sales efforts to obtain new customers. In addition, our drivers may also participate in our regulated waste marketing efforts by actively soliciting small-quantity customers they service.

Small-Quantity Customers: We target small-quantity customers as a growth area of our regulated waste business. We believe that when small-quantity regulated waste customers view the potential risks of failing to comply with applicable regulations they value the services that we provide. We consider this factor to be the basis for the higher gross margins that we have achieved with our small-quantity customers relative to our large-quantity customers. We believe that the same potential exists in processing returns of expired products for smaller customers.

Steri-Safe® and Patient Communication Services: Our domestic Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings. In 2010 and 2011, we introduced a similar program called Clinical Services in Canada, Ireland, Portugal, and the United Kingdom. We offer a variety of services to healthcare providers designed to enhance office productivity and efficiency and to improve communications with patients. We also serve hospitals and larger facilities. We believe that our patient communications services afford us an opportunity to leverage our existing small-quantity customer base.

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

Contracts: We have multi-year contracts with the majority of our customers. We negotiate individual contracts with each customer. Although we have several standard forms of contract, terms may vary depending upon the customer’s service requirements and the volume of regulated waste generated and, in some jurisdictions, statutory and regulatory requirements. Substantially all of our contracts with small-quantity customers contain automatic renewal provisions.

Competition

The industries and markets in which we operate are highly competitive, and barriers to entry into the regulated waste collection and disposal business, the pharmaceutical returns business, and the patient communications business are very low. Our competitors consist of many different types of service providers, including a large number of regional and local companies. In the regulated waste industry, another major source of competition is the on-site treatment of regulated waste by some large-quantity generators, particularly hospitals. Similarly, customers could handle patient communications internally.

In addition, in the regulated waste industry we face potential competition from businesses that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of regulated waste, such as reusable or degradable medical products.

Governmental Regulation

The regulated waste industry is subject to extensive regulations. In many countries there are multiple regulatory agencies at the local and national level that affect our services. This statutory and regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. We maintain numerous governmental permits, registrations, and licenses to conduct our business in the jurisdictions in which we operate. Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction. These permits grant us the authority, among other things:

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

Examples of environmental laws applicable to our international operations include the Waste Framework Directive, the Environmental Liabilities Directive, the IPPC (Integrated Pollution Prevention and Control) Directive, the Waste Incineration Directive in the European Union (“EU”), the Waste Management Act in Ireland, Ley 154 (Residuos Patogenicos) in Argentina, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil, and the Canadian Environmental Protection Act and related regulations in Canada.

Employee Health and Welfare: We are also subject to numerous regulations enacted to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary law relating to employee health and welfare applicable to our business in the U.S. is the Occupational Safety and Health Act of 1970, which establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause illness, death or serious injury, compliance with standards promulgated by OSHA, and assorted reporting and record keeping obligations as well as disclosure and procedural requirements. Various OSHA standards apply to certain aspects of our operations and govern such matters as exposure to bloodborne pathogens and other potentially infectious materials.

Employee health and welfare laws governing our business in foreign jurisdictions include the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related regulations in Canada.

Transportation: Various laws regulating the transportation of waste and other potentially dangerous materials also apply to the services we provide. In the U.S., the Department of Transportation (“DOT”) has adopted regulations that require us to package and label regulated waste in compliance with designated standards, and which incorporate bloodborne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a “biohazard” marking on the outer packaging, and our regulated waste container must be sufficiently rigid and strong to prevent tearing or bursting. It must also be puncture-resistant, leak-resistant, properly sealed and impervious to moisture. Expired or recalled pharmaceuticals are subject to substantially the same DOT regulations as medical waste. We identify these products by their National Drug Code number and classify them by their handling, transportation and disposal requirements.

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

We own federal registrations for trademarks/servicemarks including Stericycle®, Steri-Safe®, Steri-Fuel®, Steri-Plastic®, Steri-Tub®, Direct Return®, Stericycle ExpertRECALL®, Sustainable Solutions®, and a service mark consisting of a nine-circle design.

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

We carry $35 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($10 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations.

Employees

As of December 31, 2011, we had 10,249 full-time and 873 part-time employees, of which 6,877 were employed in the United States and 4,245 internationally. A total of ten collective bargaining agreements with local unions of the International Brotherhood of Teamsters and Private Sanitation Union cover 413 of our U.S. drivers, transportation helpers and plant workers. These agreements expire at various dates through June 2015. We also have approximately 1,040 employees in Latin America, 80 employees in Canada, and 20 employees in Europe under collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	Chairman and Chief Executive Officer	56
Richard T. Kogler	Executive Vice President and Chief Operating Officer	52
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	55
Charles A. Alutto	President, Stericycle USA	46
Michael J. Collins	President, Return Management Services	55

Mark C. Miller has served as our Chief Executive Officer since joining us in May 1992 and as our Chairman of the Board of Directors since August 2008. In February 2012, the Board of Directors selected Mr. Miller to become Executive Chairman of the Board and Charlie Alutto to succeed him as our Chief Executive Officer effective January 1, 2013. From May 1989 until he joined us, Mr. Miller served as vice president for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. Mr. Miller received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa.

Richard T. Kogler joined us as Chief Operating Officer in January 1999. From May 1995 through October 1998, Mr. Kogler was vice president and chief operating officer of American Disposal Services, Inc., a solid waste management company. From October 1984 through May 1995, Mr. Kogler served in a variety of management positions with Waste Management, Inc. Mr. Kogler received a B.A. degree in chemistry from St. Louis University.

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

Charlie Alutto joined us in May 1997 following our acquisition of the company where he was then employed. He became an executive officer in February 2011 and serves as President, Stericycle USA since January 2010. In February 2012, the Board of Directors selected Mr. Alutto to succeed Mr. Miller as our Chief Executive Officer effective as of January 1, 2013. Mr. Alutto has over 23 years experience in healthcare waste and compliance services and has served in many leadership positions at Stericycle, including VP and Managing Director of Stericycle’s European business, Vice President of Stericycle’s hospital business and Area VP of Operations. Mr. Alutto received a B.S. degree in finance from Providence College and a M.B.A. degree in finance from St. John’s University.

Michael J. Collins has served as President of our Recall and Returns Management Services Division since June 2006. Prior to joining us, he served at Abbott Laboratories, a diversified health care company, which he joined in 1982 and where he held a number of management and marketing positions, most recently as vice president, medical products group health systems. Mr. Collins received a B.A. degree in business and education from the University of New Haven and a M.B.A. degree in business administration from National University.

Website Access

We maintain an Internet website, www.stericycle.com, providing a variety of information about us and the services we provide. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with the Securities and Exchange Commission are available, as soon as practicable after filing, at the investors’ page on our website, or by a direct link to our filings on the SEC’s free website, www.sec.gov.

Item 1A. Risk Factors

We are subject to extensive governmental regulation, which is frequently difficult, expensive and time-consuming to comply with.

The regulated waste management industry is subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste. Our business requires us to obtain many permits, authorizations, approvals, certificates, and other types of governmental permission from every jurisdiction where we operate. We believe that we currently comply in all material respects with all applicable permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate under existing permits. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.

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

If we are unable to acquire regulated waste and other businesses, our revenue and profit growth may be slowed.

Historically, our growth strategy has been based in part on our ability to acquire regulated waste and other businesses. We do not know whether in the future we will be able to:

•	identify suitable businesses to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	improve the operations of the businesses that we do buy and successfully integrate their operations into our own; or

•	avoid or overcome any concerns expressed by regulators.

We compete with other potential buyers for the acquisition of regulated waste companies and other businesses. This competition may result in fewer opportunities to purchase companies that are for sale. It may also result in higher purchase prices for the businesses that we want to purchase.

We also do not know whether our growth strategy will continue to be effective. Our business is significantly larger than before, and new acquisitions may not have the incremental benefits that we have obtained in the past.

The implementation of our acquisition strategy could be affected in certain instances by the concerns of federal and state regulators, which could result in our not being able to realize the full synergies or profitability of particular acquisitions.

We may become subject to inquiries and investigations by federal or state antitrust regulators from time to time in the course of completing acquisitions of other regulated waste businesses. In order to obtain regulatory clearance for a particular acquisition, we could be required to modify certain operating practices of the acquired business or to divest ourselves of one or more assets of the acquired business. Changes in the terms of our acquisitions required by regulators or agreed to by us in order to settle regulatory investigations could impede our acquisition strategy or reduce the anticipated synergies or profitability of our acquisitions. The likelihood and outcome of inquiries and investigations from federal or state regulators in the course of completing acquisitions cannot be predicted.

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

We face direct competition from a large number of small, local competitors. Because it requires very little money or technical know-how to compete with us in the collection and transportation of regulated waste, there are many regional and local companies in the industry. We face competition from these businesses, and competition from them is likely to exist in the new locations to which we may expand in the future. In addition, large national companies with substantial resources may decide to enter the regulated waste industry. For example, in the United States, Waste Management, Inc., a major solid waste company is offering regulated waste management services to hospitals and other large and small quantity generators of regulated waste.

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

We plan to grow both domestically and internationally. We have established operations in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•	exchange rate fluctuations;

•	government controls;

•	import and export license requirements;

•	political or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	our unfamiliarity with local laws, regulations, practices and customs;

•	restrictions on repatriating foreign profits back to the United States or movement of funds to other countries; and

•	difficulties in staffing and managing international operations.

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

As a result of our various acquisitions, our balance sheet at December 31, 2011 contains goodwill of $1.9 billion and other intangible assets, net of accumulated amortization of $546.6 million (including indefinite lived intangibles of $94.5 million). In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other,” we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges for the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease two ETD processing facilities, 58 facilities that provide autoclave or incineration processing, 23 facilities that use other processing technologies. All of our processing facilities also serve as collection sites. We own or lease 111 additional transfer and collection sites and 12 additional sales/administrative sites. Internationally, we own or lease three ETD processing facilities, 70 facilities that provide autoclave or incineration processing, and 19 facilities that use other processing technologies. We also own or lease 43 transfer and collection sites, 24 additional sales/administrative sites, and lease two landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.

Item 3. Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market Price for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of February 14, 2012, we had 138 stockholders of record. The Company’s stock trades on the NASDAQ Global Select Market under the ticker symbol SRCL.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2010	$56.38	$51.16
Second quarter 2010	66.57	54.35
Third quarter 2010	70.36	62.57
Fourth quarter 2010	$81.78	$69.75
First quarter 2011	$88.82	$77.00
Second quarter 2011	94.29	84.39
Third quarter 2011	93.00	74.09
Fourth quarter 2011	$88.41	$76.22

We did not pay any cash dividends during 2011 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of December 31, 2011, we had purchased a cumulative total of 16,209,713 shares.

The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011	0	$0	0	5,890,276
February 1 – February 28, 2011	0	0	0	5,890,276
March 1 – March 31, 2011	0	0	0	5,890,276
April 1 – April 30, 2011	0	0	0	5,890,276
May 1 – May 31, 2011	0	0	0	5,890,276
June 1 – June 30, 2011	50,675	84.90	50,675	5,839,601
July 1 – July 31, 2011	164,000	83.67	164,000	5,675,601
August 1 – August 31, 2011	701,344	79.11	701,344	4,974,257
September 1 – September 30, 2011	96,837	79.41	96,837	4,877,420
October 1 – October 31, 2011	93,197	78.16	93,197	4,784,223
November 1 – November 30, 2011	356,538	78.34	356,538	4,427,685
December 1 – December 31, 2011	100,000	76.41	100,000	4,327,685

Total	1,562,591	$79.39	1,562,591	4,327,685

Equity Compensation Plans

The following table summarizes information as of December 31, 2011 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5,815,871	$52.78	4,525,356
Equity compensation plans not approved by our security holders (2)	595,942	$25.64	0

(1)	These plans consist of our 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, 1997 Stock Option Plan, 1996 Directors Stock Option Plan, and the Employee Stock Purchase Plan.
(2)	The only plan in this category is our 2000 Nonstatutory Stock Option Plan.

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which authorized the granting of nonstatutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 6 – Stock Based Compensation to the Consolidated Financial Statements for a description of this plan.

Performance Graph

The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2011 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index, and the Dow Jones US Waste & Disposal index. The graph assumes that $100 was invested on December 31, 2006 in our common stock and in the stock represented by each of the four indices, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Financial Data

In thousands, except per share data
		Years Ended December 31,
		2011	2010	2009	2008	2007
Statement of Income Data	(1)
Revenues		$1,676,048	$1,439,388	$1,177,736	$1,083,679	$932,767
Income from operations		424,311	370,683	315,189	274,239	224,544
Net income attributable to Stericycle, Inc.		234,751	207,879	175,691	148,708	118,378
Earnings per share—Diluted	(2)	2.69	2.39	2.03	1.68	1.32
Depreciation and amortization		66,046	53,885	39,990	34,148	31,137
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities		$306,104	$325,670	$277,246	$210,555	$174,042
Investing activities		(514,649)	(245,482)	(350,189)	(132,930)	(135,261)
Financing activities		148,324	(13,565)	81,772	(77,882)	(32,635)
Balance Sheet Data	(1)
Cash, cash equivalents and short-term investments		$22,927	$95,524	$16,898	$10,503	$18,364
Total assets		3,177,090	2,639,023	2,182,803	1,759,298	1,608,159
Long-term debt, net of current portion		1,284,113	1,014,222	910,825	753,846	613,781
Stericycle, Inc. equity		$1,198,166	$1,048,425	$845,695	$670,480	$714,075

(1)	See Note 3—Acquisitions and Divestitures to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2011.
(2)	See Note 8—Earnings per Common Share to the Consolidated Financial Statements for information concerning the computation of earnings per diluted common share.

•

In 2011, net income includes the following after-tax effects: $15.6 million of expenses related to acquisitions; $3.2 million of restructuring and plant closure costs; $0.7 million related to litigation settlement expense; $0.8 million related to accelerated interest expense due to early term loan repayment; $1.3 million benefit due to a net release of prior years’ tax reserves; and $4.7 million gain related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted earnings per share (“EPS”) by $0.16.

•

In 2010, net income includes the following after-tax effects: $8.9 million of expenses related to acquisitions; $5.2 million of restructuring and plant closure costs; litigation settlement expense of $0.5 million; $1.8 million gain in sale of assets related to the MedServe divestiture; and $1.2 million benefit due to a net release of prior years’ tax reserves. The net effect of these adjustments negatively impacted diluted EPS by $0.13.

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

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer our institutional regulated waste management services; our Bio Systems® reusable sharps management services to reduce the risk of needle sticks; a variety of products and services for infection control; our patient communication services; and our regulated returns and waste management services for expired or recalled products, pharmaceutical waste disposal services, and hazardous waste disposal. For small quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer: our medical and regulated waste management services; our Steri-Safe® OSHA and HIPAA compliance programs; a variety of products and services for infection control; our patient communication services; and our regulated returns and recall services for expired or recalled products.

We operate integrated national regulated waste management networks domestically and internationally. Our national networks include a total of 175 processing or combined processing and collection sites and 154 additional transfer, collection or combined transfer and collection sites. Our regulated waste processing technologies include autoclaving, our proprietary ETD, chemical treatment, and incineration. We serve approximately 522,000 customers worldwide, of which approximately 16,000 are large-quantity generators and approximately 506,000 are small-quantity generators.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that of our significant accounting policies (see Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements), the following ones may involve a higher degree of judgment on our part and greater complexity of reporting.

Revenue Recognition: Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated returns and recall management services and patient communication services are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the customer. We do not have any contracts in a loss position. Losses would be recorded when known and estimable for any contracts that should go into a loss position.

Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly, are not amortized (see Note 11—Goodwill and Other Intangible Assets to the Consolidated Financial Statements for additional information).

Our balance sheet at December 31, 2011 contains goodwill of $1.9 billion. In accordance with accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.

During the quarter ended June 30, 2011 we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste Management Services, Domestic Regulated Returns and Recall Management Services, and International. We calculate the fair value of our reporting units using two methods, one a market approach and the other an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

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

In 2011, we wrote off $2.8 million for the permit intangibles of three facilities due to rationalizing our operations. Under current acquisition accounting, a fair value must be assigned to all acquired assets based on a theoretical “market participant” regardless of the acquirers’ intended use for those assets. This accounting treatment can lead to the recognition of losses if a company disposes of acquired assets.

Other identifiable intangible assets, such as customer relationships, tradenames, and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our regulated waste customer relationships have between 14-year and 40-year lives based on the specific type of relationship. Although the contracted regulated waste management business is highly competitive, we have been able to maintain high customer retention through excellent customer service.

The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. There have been no indicators of impairment of these intangibles (see Note 11—Goodwill and Other Intangible Assets to the Consolidated Financial Statements).

Share Repurchases: Purchase price over par value for share repurchases are allocated to additional paid-in capital until the additional paid-in capital reaches zero, with any remainder being allocated to retained earnings.

Income Taxes: We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. To provide for uncertain tax positions, we maintain a reserve for tax benefits assumed that do not meet a threshold of “more likely than not” to be sustained. Management believes the amount provided for uncertain tax positions is adequate.

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

New Accounting Pronouncements: For information about recently issued accounting pronouncements see Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

At December 31, 2011, we had $22.5 million in cash and cash equivalents and $0.4 million of short-term investments that we recorded at fair value using Level 1 inputs and $9.9 million of contingent consideration related to acquisitions that we recorded at fair value using Level 3 inputs.

At December 31, 2011, we had no derivative instruments.

Restructuring Costs: In December 2010, we reorganized the structure of our international management group in order to leverage strong local management, resulting in employee severance and other charges. During the third quarter of 2011 we expanded this program to include consolidation of administrative facilities in the United Kingdom and reorganization of our international legal structure. We recognized $2.3 million in expense during 2011, of which $2.2 million was recognized on our Consolidated Statement of Income within “Selling, general and administrative expense.” We had an accrual balance of $0.9 million at December 31, 2011, which we expect to pay out primarily in the first quarter of 2012 with some immaterial additional expense.

In addition to the restructuring charges, we recognized $2.8 million and $0.9 million in non cash expenses during 2011 and 2010, respectively, related to the rationalization of domestic plant operations.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Highlights for the year ended December 31, 2011 included the following:

•	revenues grew to $1.68 billion, a 16.4% increase over $1.44 billion in 2010;

•	gross margins decreased to 45.4% in 2011 from 46.4% in 2010;

•	operating income was $424.3 million, a 14.5% increase from $370.7 million for 2010;

•	we incurred a net $15.7 million in expenses related to restructuring and plant closure, acquisitions, changes in fair value of contingent consideration, and litigation settlement;

•	we incurred $4.3 million in integration expenses related to acquisitions;

•	cash flow from operations was $306.1 million.

In analyzing our company’s performance it is necessary to understand that our various regulated waste services share a common infrastructure and customer base. We market our regulated waste services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms. For example, our regulated waste customers may contract with us for “Medical Waste Disposal” services that are billed based on the weight of waste collected, processed and disposed during a particular period and, in a subsequent period, the same customer could move to our standard service “Steri-Safe OSHA Compliance Program,” which packages the same regulated waste services with some training and education services for a contracted subscription fee. Another example is a customer that purchases our “Medical Waste Disposal” and “Sharps Disposal Management” services which provides the customer with the same regulated waste services under a different pricing and billing arrangement. We do not track the movement of customers between the various types of regulated waste services we offer. Although we can identify directional trends in our services, because the regulated waste services are similar in nature and the inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric. We analyze our revenue growth by identifying changes related to internal growth, acquired growth, and changes due to currency exchange fluctuations.

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2011		2010
	$	%	$	%
Revenues	$1,676,048	100.0	$1,439,388	100.0
Cost of revenues	874,115	52.1	733,416	50.9
Depreciation	41,135	2.5	37,025	2.6
Restructuring costs	54	0.0	1,520	0.1

Total cost of revenues	915,304	54.6	771,961	53.6
Gross profit	760,744	45.4	667,427	46.4
Selling, general and administrative expenses	291,468	17.4	261,460	18.2
Depreciation	8,642	0.5	6,941	0.5
Amortization	16,269	1.0	9,919	0.7

Total selling, general and administrative expenses (excluding items below)	316,379	18.9	278,320	19.3
Acquisition expenses	16,704	1.0	9,519	0.7
Change in fair value of contingent consideration	(7,221)	-0.4	0	0.0
Integration expenses	4,346	0.3	4,112	0.3
Restructuring and plant closure costs	5,021	0.3	6,851	0.5
Litigation settlement	1,185	0.1	897	0.1
Gain on sale of business	19	0.0	(2,955)	-0.2

Income from operations	424,311	25.3	370,683	25.8
Net interest expense	48,632	2.9	36,815	2.6
Income tax expense	134,981	8.1	121,396	8.4
Net income	237,343	14.2	210,457	14.6
Less: net income attributable to noncontrolling interests	2,592	0.2	2,578	0.2

Net income attributable to Stericycle, Inc.	$234,751	14.0	$207,879	14.4
Earnings per share—Diluted	$2.69		$2.39

Revenues: Our revenues increased $236.7 million, or 16.4%, to $1.68 billion in 2011 from $1.44 billion in 2010. Domestic revenues increased $128.5 million, or 11.9%, to $1.21 billion from $1.08 billion in 2010 as internal growth for domestic small account customers increased by approximately $48.8 million, approximately 8%, driven by an increase of Steri-Safe revenues. Revenues from domestic large account customers increased approximately $19.4 million, or over 5%, as we increased the total number of accounts and expanded our Sharps Management and Pharmaceutical Waste Disposal programs. Internal revenues for returns and recall management services decreased by $19.9 million compared to 2010 because 2010 had more large recalls which resulted in higher revenues. Internal revenues exclude acquisitions less than one year old. Total domestic regulated waste and returns and recall management acquisitions less than one year old contributed approximately $80.2 million to the increase in domestic revenues in 2011.

International revenues in 2011 were $463.9 million, compared to $355.8 million in 2010, an increase of $108.1 million, or 30.4%. Internal growth, currency rate fluctuations and acquisitions impact the comparison of 2011 to 2010. Internal growth was $18.9 million. The effect of exchange rates positively impacted international 2011 revenues by $11.2 million as foreign currencies appreciated against the U.S. dollar. Acquisitions and divestitures less than one year old contributed an additional $78.0 million in international revenues.

Cost of Revenues: Our 2011 cost of revenues increased $143.3 million, or $18.6%, to $915.3 million compared to $771.9 million in 2010. Our domestic cost of revenues increased $68.0 million, or 12.5%, to $612.7 million in 2011 compared to $544.7 million for 2010 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $75.4 million, or 33.2%, to $302.6 million in 2011 compared to $227.2 million in 2010 as a result of costs related to a proportional increase in revenues, partially driven by the impact of exchange rates.

Our gross margin percentage decreased to 45.4% during 2011 from 46.4% during 2010 due to inclusion of lower margin acquired revenues. Domestic gross margin percentage slightly decreased to 49.5% during 2011 from 49.7% in 2010. Our domestic gross profit was unfavorably impacted by $1.5 million in 2010 from restructuring costs for our regulated returns and recall management services business.

International gross margin decreased to 34.8% compared to 36.1% in 2010, primarily due to acquisitions with lower margins being consolidated. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a higher gross margin. Historically, the international operations have had most of their revenues from large hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2011, our selling, general and administrative (“SG&A”) expenses, excluding acquisition costs and other items, increased $38.1 million, or 13.7%, to $316.4 million from $278.3 million in 2010. As a percentage of revenue, these costs decreased by 0.4% in 2011 compared to 2010. Depreciation expense as a percentage of revenue was 0.5% in both 2011 and 2010. Amortization expense as a percentage of revenue increased to 1.0% in 2011 from 0.7% in 2010 due to larger quantity of acquisitions and related amortization.

Domestically, SG&A increased $19.5 million, or 9.1%, to $233.7 million in 2011 from $214.2 million in 2010. The increase was primarily due to SG&A expenses related to the acquired revenues and higher amortization expense. As a percentage of revenue, these costs decreased 0.5% in 2011 compared to 2010.

Internationally, our SG&A increased $18.6 million, or 29.0%, in 2011 to $82.7 million from $64.1 million in 2010. Increased SG&A was due to increased number of international acquisitions and investment in our Clinical Services program, partially offset by restructuring of the international management structure and the continued integration of acquisitions. Higher amortization expense related to recognized intangible assets from acquisitions. As percentage of revenue, these costs decreased 0.2% in 2011 compared to 2010.

Income from Operations: Income from operations increased by $53.6 million, or 14.5%, to $424.3 million in 2011 from $370.7 million in 2010. Comparisons of income from operations between 2011 and 2010 are affected by various charges not considered part of our day-to-day operations. During the year ended December 31, 2011, we recognized $16.7 million in acquisition expenses, $4.3 million related to the integration of new acquisitions, $5.1 million of restructuring and plant closure costs, and $1.2 million in litigation settlement, partially offset by $7.2 million change in fair value of contingent consideration. These various adjustments resulted in $20.1 million net expense on a pre-tax basis.

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

Domestically, our income from operations increased $41.3 million, or 13.3%, to $351.7 million in 2011 from $310.4 million in 2010. Internationally, our income from operations increased $12.3 million, or 20.4%, to $72.6 million in 2011 from $60.3 million in 2010.

Interest Expense and Interest Income: Interest expense increased to $49.4 million during 2011 from $37.1 million during 2010 due to higher borrowings in 2011 and higher interest rates. Interest income was $0.8 million during 2011 and $0.3 million during 2010.

Income Tax Expense: Income tax expense increased to $135.0 million during 2011 from $121.4 million during 2010. In 2011 and 2010, we recognized a net $1.3 million and $1.2 million, respectively; of tax benefits related to prior years unrecognized tax positions which positively impacted our diluted earnings per share by $0.01 in both 2011 and 2010. The effective tax rates for the years 2011 and 2010 were approximately 36.3% and 36.6%, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Highlights for the year ended December 31, 2010 included the following:

•	revenues grew to $1.44 billion, a 22.2% increase over $1.18 billion in 2009;

•	gross margins decreased to 46.4% in 2010 from 46.9% in 2009;

•	operating income was $370.7 million, a 17.6% increase from $315.2 million for 2009;

•	we incurred a net $15.8 million in expenses related to restructuring and plant closure, acquisitions, litigation settlement, and gain on sale of assets;

•	we incurred $4.1 million in integration expenses related to acquisitions;

•	cash flow from operations was $325.7 million.

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2010		2009
	$	%	$	%
Revenues	$1,439,388	100.0	$1,177,736	100.0
Cost of revenues	733,416	50.9	595,608	50.6
Depreciation	37,025	2.6	29,028	2.5
Restructuring costs	1,520	0.1	704	0.1

Total cost of revenues	771,961	53.6	625,340	53.1
Gross profit	667,427	46.4	552,396	46.9
Selling, general and administrative expenses	261,460	18.2	216,911	18.4
Depreciation	6,941	0.5	5,572	0.5
Amortization	9,919	0.7	5,390	0.5

Total selling, general and administrative expenses (excluding items below)	278,320	19.3	227,873	19.3
Acquisition expenses	9,519	0.7	7,333	0.6
Integration expenses	4,112	0.3	1,096	0.1
Restructuring and plant closure costs	6,851	0.5	905	0.1
Litigation settlement	897	0.1	0	0
Gain on sale of business	(2,955)	-0.2	0	0

Income from operations	370,683	25.8	315,189	26.8
Net interest expense	36,815	2.6	34,132	2.9
Income tax expense	121,396	8.4	101,299	8.6
Net income	210,457	14.6	176,389	15.0
Less: net income attributable to noncontrolling interests	2,578	0.2	698	0.1

Net income attributable to Stericycle, Inc.	$207,879	14.4	$175,691	14.9
Earnings per share—Diluted	$2.39		$2.03

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

International gross margin decreased to 36.1% compared to 37.0% in 2009, primarily due to acquisitions with lower margins being consolidated. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small quantity generator market, which has a better gross margin. Historically, the international operations have had most of their revenues from large hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which can be offset by additional international small quantity market penetration, integration savings and domestic business expansion.

Selling, General and Administrative Expenses: In 2010, our SG&A expenses, excluding acquisition costs and other items, increased $50.4 million, or 22.1%, to $278.3 million from $227.9 million in 2009. As percentage of revenue, SG&A expenses remained at 19.3% in 2010 and 2009. Depreciation expense as a percentage of revenue was 0.5% in both 2010 and 2009. Amortization expense as a percentage of revenue increased to 0.7% in 2010 from 0.5% in 2009 due to larger quantity of acquisitions and related amortization.

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

Liquidity and Capital Resources:

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement note maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At December 31, 2011, we were in compliance with all of our financial debt covenants.

As of December 31, 2011, we had $527.9 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $72.4 million. We also had $159.1 million committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2011 was $313.0 million. At December 31, 2011, our interest rates on borrowings under our revolving credit facility were as follows:

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5%, the prime rate or the Euro Currency rate plus 1%, whichever is higher and a spread of 0.125% plus a 0.25% facility fee.

•	For borrowing greater than one month: LIBOR plus 1.125% plus a 0.25% facility fee.

The weighted average rate of interest on the unsecured revolving credit facility was 1.73% per annum, which includes the 0.25% facility fee.

As of December 31, 2011, we had $100.0 million outstanding 5.64% private placement notes which we entered into on April 15, 2008. The notes bear interest at the fixed rate of 5.64% per annum. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of December 31, 2011, we had outstanding $175.0 million of seven-year unsecured senior notes (the “Series A notes”) and $225.0 million of 10-year unsecured senior notes (the “Series B notes”).

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

At December 31, 2011, we had $240.1 million in promissory notes issued in connection with acquisitions during 2004 through 2011, $111.9 million in foreign subsidiary bank debt outstanding, and $4.7 million in capital lease obligations.

Working Capital: At December 31, 2011, our working capital increased by $3.5 million to $63.7 million compared to $60.2 million at December 31, 2010.

Our current assets increased by $21.9 million in 2011 primarily due to acquired assets of $61.9 million of which $54.4 million was accounts receivable. Cash and cash equivalents at December 31, 2010 included $23.0 million, offset by an equivalent amount in accrued liabilities that was used for recalled product reimbursement during 2011.

Our current liabilities increased by $18.4 million in 2011. We acquired $39.1 million in current liabilities of which $27.1 million was accounts payable. Offsetting these acquired liabilities was the decrease in the recalled product reimbursement of $23.0 million. We repaid the outstanding principal on our term loan debt of which $20.2 million was current (see Note 13—Debt), and also $9.9 million of the short-term portion of our acquisition notes. Offsetting short-term debt decreases was an increase in our short-term amounts on our senior credit facility of $30.2 million due to borrowings for acquisitions. The remaining increase to our current liabilities is primarily an increase to accrued taxes and an increase to accrued interest related to higher debt.

Net Cash Provided or Used: Net cash provided by operating activities decreased $19.6 million, or 6.0%, to $306.1 million during 2011. Cash provided by operations as a ratio to net income is 129% and 155% for 2011 and 2010, respectively, with Days Sales Outstanding at 53 days when excluding acquired receivables related to our acquisition in Spain, and 59 days when including acquired receivables in 2011 compared to 51 days in 2010.

Cash provided by operating activities in 2010 includes a cash inflow for recalled product reimbursements, which resulted in an increase to accrued liabilities in the amount of $23.0 million.

Net cash used in investing activities during 2011 was $514.6 million compared to $245.5 million used in 2010. The increase is due to acquisitions, of which the largest was our acquisition of HWS which resulted in $234.4 million cash used. We redeemed $15.8 million of certificates of deposit the quarter ended September 30, 2011. Capital expenditures in 2011 decreased, as a percentage of revenue, to 3.2% from 3.4% in 2010.

Net cash provided by financing activities was $148.3 million during 2011 compared to $13.6 million net cash used by financing activities in 2010, a change of $216.5 million related to increased borrowings to finance certain acquisitions, and partially offset by share repurchases of $124.1 million compared to $94.3 million in 2010, an increase of $29.7 million.

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments as of December 31, 2011:

Payments due by period (dollars in thousands)
		Total	2012	2013-2014	2015-2016	2017 and After
Long-term debt	(1)	$1,633,140	$144,962	$258,888	$752,824	$476,466
Capital lease obligations	(1)	5,435	2,572	1,740	647	476
Operating leases		204,858	50,432	70,747	44,020	39,659
Purchase obligations		10,584	4,388	4,795	1,401	0
Other long-term liabilities	(1)(2)	4,658	1,162	1,229	1,352	915

Total contractual cash obligations		$1,858,675	$203,516	$337,399	$800,244	$517,516

(1)	The long-term debt, capital leases, and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. Long-term debt that has floating interest rate requires the use of management judgment to estimate the future rate of interest.
(2)	Other long-term liabilities include amounts related to covenants not-to-compete agreements and exclude payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.

At December 31, 2011, we had $159.1 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.4 million with JPMorganChase Bank N.A. that expires in May 2012. We also have extended loans to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

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

We have exposure to foreign currency fluctuations. We have subsidiaries in eleven foreign countries whose functional currency is the local currency. Changes in foreign currency exchange rates could unfavorably impact our consolidated results of operations. We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes. We do not hedge these items to manage the exposure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 33.

Stericycle, Inc.

Lake Forest, IL

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited Stericycle, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc. and Subsdiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stericycle, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 28, 2012

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$22,511	$79,276
Short-term investments	416	16,248
Accounts receivable, less allowance for doubtful accounts of $18,905 in 2011 and $10,845 in 2010	290,854	214,899
Deferred income taxes	19,314	16,824
Prepaid expenses	22,466	16,038
Other current assets	35,035	25,403

Total Current Assets	390,596	368,688
Property, plant and equipment, net	293,912	267,971
Goodwill	1,913,703	1,595,764
Intangible assets, less accumulated amortization of $42,050 in 2011 and $28,394 in 2010	546,618	375,174
Other assets	32,261	31,426

Total Assets	$3,177,090	$2,639,023

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$100,526	$91,406
Accounts payable	66,635	54,777
Accrued liabilities	140,521	134,355
Deferred revenues	12,855	14,455
Other current liabilities	6,377	13,496

Total Current Liabilities	326,914	308,489
Long-term debt, net of current portion	1,284,113	1,014,222
Deferred income taxes	313,733	222,647
Other liabilities	25,079	13,315
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,696,227 issued and outstanding in 2011, 85,242,387 issued and outstanding in 2010)	847	852
Additional paid-in capital	0	46,945
Accumulated other comprehensive loss	(45,984)	(16,869)
Retained earnings	1,243,303	1,017,497

Stericycle, Inc. Equity	1,198,166	1,048,425
Noncontrolling interest	29,085	31,925

Total Equity	1,227,251	1,080,350

Total Liabilities and Equity	$3,177,090	$2,639,023

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data
	Years Ended December 31,
	2011	2010	2009
Revenues	$1,676,048	$1,439,388	$1,177,736
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	874,169	734,936	596,312
Depreciation—cost of revenues	41,135	37,025	29,028
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	311,522	279,884	226,245
Depreciation—SG&A	8,642	6,941	5,572
Amortization	16,269	9,919	5,390

Total Costs and Expenses	1,251,737	1,068,705	862,547

Income from Operations	424,311	370,683	315,189
Other Income (Expense):
Interest income	799	266	201
Interest expense	(49,431)	(37,081)	(34,333)
Other expense, net	(3,355)	(2,015)	(3,369)

Total Other Expense	(51,987)	(38,830)	(37,501)

Income Before Income Taxes	372,324	331,853	277,688
Income Tax Expense	134,981	121,396	101,299

Net Income	237,343	210,457	176,389
Less: Net Income Attributable to Noncontrolling Interests	2,592	2,578	698

Net Income Attributable to Stericycle, Inc.	$234,751	$207,879	$175,691

Earnings Per Common Share:
Basic	$2.75	$2.44	$2.07

Diluted	$2.69	$2.39	$2.03

Weighted Average Number of Common Shares Outstanding:
Basic	85,467,421	85,057,775	84,769,912
Diluted	87,367,712	86,962,651	86,744,003

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$237,343	$210,457	$176,389
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/ (gain) on sale of business	19	(2,955)	0
Restructuring and plant closure costs	2,756	5,571	1,609
Write down of other assets	1,256	0	0
Change in fair value of contingent consideration	(7,221)	0	0
Accelerated amortization of term loan financing fees	1,241	0	0
Stock compensation expense	15,367	15,298	14,638
Excess tax benefit of stock options exercised	(17,410)	(24,687)	(10,905)
Depreciation	49,777	43,966	34,600
Amortization	16,269	9,919	5,390
Deferred income taxes	31,837	26,312	22,253
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(31,821)	(20,270)	12,567
Accounts payable	(12,539)	(165)	2,420
Accrued liabilities	21,656	56,578	21,464
Deferred revenues	(1,997)	(878)	89
Other assets and liabilities	(429)	6,524	(3,268)

Net cash provided by operating activities	306,104	325,670	277,246

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(479,661)	(190,430)	(311,891)
Proceeds from/(purchases of) short-term investments	15,942	(14,732)	385
Proceeds from sale of business and other assets	2,371	8,000	1,227
Capital expenditures	(53,301)	(48,320)	(39,910)

Net cash used in investing activities	(514,649)	(245,482)	(350,189)

FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(39,536)	(42,377)	(19,023)
Borrowings on senior credit facility	1,643,458	1,007,801	963,061
Repayments on senior credit facility	(1,372,631)	(1,350,597)	(1,022,666)
Proceeds from private placement of long-term note	0	400,000	0
Proceeds from term loan	0	0	215,000
Payments of deferred financing costs	(3,740)	(5,757)	(3,635)
Payments on capital lease obligations	(3,333)	(2,894)	(1,106)
Purchase and cancellation of treasury stock	(124,056)	(94,335)	(75,686)
Payments to noncontrolling interests	(534)	0	0
Proceeds from other issuance of common stock	31,286	49,907	14,922
Excess tax benefit of stock options exercised	17,410	24,687	10,905

Net cash provided by/(used in) financing activities	148,324	(13,565)	81,772
Effect of exchange rate changes on cash	3,456	(3,114)	(2,157)

Net (decrease)/increase in cash and cash equivalents	(56,765)	63,509	6,672
Cash and cash equivalents at beginning of year	79,276	15,767	9,095

Cash and cash equivalents at end of year	$22,511	$79,276	$15,767

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$58,338	$96,295	$38,090

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2011, 2010 and 2009

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	85,253	$852	$67,776	$633,927	$(32,075)	$158	$670,638
Net income				175,691		698	176,389
Currency translation adjustment					17,595	835	18,430
Change in fair value of cash flow hedge, net of tax of $1,446					2,188		2,188

Comprehensive income							197,007
Issuance of common stock for exercise of options and employee stock purchases	1,132	12	15,889				15,901
Purchase/ cancellation of treasury stock	(1,670)	(17)	(73,164)				(73,181)
Stock compensation expense			14,638				14,638
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options			22,383				22,383
Change in noncontrolling interest						9,787	9,787

Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173

Net income				207,879		2,578	210,457
Currency translation adjustment					(2,544)	2,938	394
Change in fair value of cash flow hedge, net of tax of $1,353					(2,033)		(2,033)

Comprehensive income							208,818
Issuance of common stock for exercise of options and employee stock purchases	1,988	20	50,491				50,511
Purchase/ cancellation of treasury stock	(1,461)	(15)	(94,320)				(94,335)
Stock compensation expense			18,565				18,565
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options			24,687				24,687
Change in noncontrolling interest						14,931	14,931

Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350

Net income				234,751		2,592	237,343
Currency translation adjustment					(29,456)	(3,437)	(32,893)
Change in fair value of cash flow hedge, net of tax of $216					341		341

Comprehensive income							204,791
Issuance of common stock for exercise of options and employee stock purchases	1,016	11	36,394				36,405
Purchase/ cancellation of treasury stock	(1,562)	(16)	(115,095)	(8,945)			(124,056)
Stock compensation expense			15,367				15,367
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options			17,410				17,410
Change in noncontrolling interest			(1,021)			(1,995)	(3,016)

Balance at December 31, 2011	84,696	$847	$0	$1,243,303	$(45,984)	$29,085	$1,227,251

The accompanying notes are an integral part of these financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1—DESCRIPTION OF BUSINESS

We were incorporated in 1989 and presently serve a diverse customer base of over 522,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. Domestically, we own or lease two ETD processing facilities, 58 facilities that provide autoclave or incineration processing, and 23 facilities that use other processing technologies. All of our processing facilities also serve as collection sites. We own or lease 111 additional transfer and collection sites and 12 additional sales/administrative sites. We use our fully integrated, national network to provide a broad range of services to our customers including regulated waste management services and regulated return and recall management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated return and recall management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls or expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technologies include autoclaving, incineration, chemical treatment and our proprietary electro-thermal-deactivation system. Internationally, we own or lease three ETD processing facilities, 70 facilities that provide autoclave or incineration processing, and 19 facilities that use other processing technologies. We also own or lease 43 transfer and collection sites, 24 additional sales/administrative sites, and lease two landfills.

We have 6,877 employees in the United States, of which 413 are covered by collective bargaining agreements. Internationally, we have 4,245 employees, of which approximately 1,140 are covered by collective bargaining agreements, primarily in Latin America.

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

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of December 31, 2011 and 2010 and the results of our operations, our cash flows, and our statement of changes in equity for the three years ended December 31, 2011, 2010 and 2009. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of filing this Annual Report on Form 10-K.

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

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation. The following adjustments were made to our 2010 balance sheet:

•	$2.2 million was reclassified from “Short-term investments” to “Cash and cash equivalents”. It was determined that these investments were misclassified in 2010 because they had a maturity date of less than 90-days and therefore, according to our accounting policy should be classified as “Cash and cash equivalents”;

•

$0.5 million was reclassified from “Accounts receivable” to “Other current assets” to conform to the 2011 presentation. These amounts are related to product reimbursements due us and are not trade receivables, therefore we believe that it is more appropriate to classify these amounts as “Other current assets”;

•

$16.0 million was reclassified from accrued liabilities to either “Other current liabilities” or “Current portion of long-term debt” to conform to the 2011 presentation. These amounts are related to acquisition payments, primarily contingent consideration, that we believe are more appropriately classified as either a component of debt, when the amount is not subject to adjustment, or other liabilities when they may be subject to adjustment.

These adjustments had no impact on our 2010 “Net cash provided by operating activities”.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its wholly owned subsidiaries.

Revenue Recognition:

Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated returns and recall management services and patient communications are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. We do not have any contracts in a loss position. Losses would be recorded when probable and estimable for any contracts that would be expected to go into a loss position.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	4 to 40 years
Machinery and equipment	3 to 30 years
Containers	2 to 20 years
Transportation equipment	3 to 7 years
Office equipment and furniture	2 to 15 years
Software	1 to 7 years

Our containers have a weighted average remaining useful life of 12.5 years.

Goodwill and Identifiable Intangibles:

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 29.5 years. We have covenants not-to-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 5.4 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 20.6 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

Valuation of our intangible customer relationships and permits is derived using a discounted income and cost savings approach. Financial information such as revenues, costs, assets and liabilities and other assumptions related to the intangible asset are input into a standard valuation model to determine a stream of income attributable to that intangible. The income stream is then discounted to the present to arrive at a valuation. We perform annual impairment tests on our indefinite lived intangible assets.

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

Amortizable identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our customer relationships have between 14 and 40 year lives based on the specific type of relationship. The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows (see Note 11—Goodwill and Other Intangible Assets to the Consolidated Financial Statements).

Share Repurchases:

Purchase price over par value for share repurchases are allocated to additional paid-in capital until the additional paid-in capital reaches zero, with any remainder being allocated to retained earnings.

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than 2% of our accounts receivable. Bad debt expense was $7.1 million, $7.5 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. At December 31, 2011, the fair value of the Company’s debt obligations was estimated at $1.41 billion, compared to a carrying amount of $1.38 billion. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of our expectations.

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

Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, amortization expense and rental payments are based upon foreign exchange rates as of December 31, 2011 (see Notes 11, 13 and 14 to the Consolidated Financial Statements).

Stock-Based Compensation:

We recognize compensation expense for all stock-based awards made to our employees and directors. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility of our stock, expected term of the award, and the risk-free rate. Our stock’s expected volatility is based upon historical experience. The expected term of options granted is based on historical experience. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates for a comparable period. If factors change and we employ different assumptions, stock-based compensation expense for new grants may differ significantly from what we have recorded in the past.

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

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We did not have any environmental liabilities recorded at December 31, 2011 nor are we aware of any issues at our facilities that could initiate the need for environmental remediation.

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

NOTE 3—ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the years ended December 31, 2011, 2010 and 2009:

Acquisition Locations	2011	2010	2009
United States	21	13	16
Argentina	1	1	0
Brazil	4	3	0
Canada	2	0	1
Chile	1	1	2
Ireland	1	0	0
Japan	3	2	0
Mexico	0	3	0
Portugal	1	1	1
Romania	6	1	2
Spain	2	0	0
United Kingdom	3	8	1

Total	45	33	23

The following table summarizes the aggregate purchase price of our acquisitions during the years ended December 31, 2011, 2010 and 2009:

In thousands
	2011	2010	2009
Cash	$479,661	$190,430	$311,891
Promissory notes	38,461	77,760	38,090
Deferred consideration	11,695	2,474	0
Contingent consideration	8,182	16,061	0

Total purchase price	$537,999	$286,725	$349,981

During 2011, we completed 45 acquisitions, of which 20 were domestic regulated waste and compliance businesses, one was a domestic returns management services business and 24 were international regulated waste businesses. In Mexico, we sold our 55% majority ownership of a regulated waste business for approximately $3.3 million resulting in an immaterial gain. We also increased our majority share in a previous acquisition in Brazil from 70% to 82.5%.

In 2011, we recognized $342.5 million in goodwill related to current year acquisitions and prior year allocation adjustments, of which $233.4 million was assigned to our United States reporting segment and $109.1 million was assigned to our International reporting segment (see Note 11—Goodwill and Other Intangible Assets to the Consolidated Financial Statements). Tax deductible goodwill, pending final acquisition accounting, was approximately $50.6 million, $49.6 million and $73.3 million for the years 2011, 2010 and 2009, respectively.

In 2011, we recognized $206.8 million in intangible assets of which $190.4 million represents the estimated fair value of acquired customer relationships with amortizable lives of 14-40 years, $14.5 million in permits with indefinite lives, $1.3 million in a tradename with an amortizable life of 15 years, and $0.6 million in covenants not-to-compete with amortizable lives of 5 years. The allocation of acquisition price is preliminary pending completion of certain intangible asset valuations and completion accounts.

The following table summarizes purchase price allocation for our acquisitions for the years ended December 31, 2011, 2010 and 2009:

In thousands
	2011	2010	2009
Fixed assets	$29,897	$19,020	$32,927
Intangibles	206,775	113,632	99,183
Goodwill	342,486	203,003	243,814
Net other assets	21,016	11,491	15,910
Debt	(1,240)	(22,774)	(16,047)
Net deferred tax liabilities	(60,437)	(22,716)	(16,019)
Noncontrolling interests	(498)	(14,931)	(9,787)

	$537,999	$286,725	$349,981

For financial reporting purposes, our 2011 and 2010 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. The Company incurred $16.7 million and $9.5 million of acquisition related expenses during the years ended December 31, 2011 and 2010, respectively. These expenses are identified on our Consolidated Statements of Income as part of “Selling, general and administrative expenses”.

The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. Because we integrate acquisitions into our current structure in order to achieve cost synergies, the effect of acquisitions on net income is not practical to estimate. The 2011 estimated impact to revenues of these acquisitions was $89.3 million. The estimated annualized revenues from these acquisitions were approximately $184.5 million. The following consolidated pro forma information is based on the assumption that these acquisitions all occurred on January 1, 2011 and 2010.

In thousands
	2011	2010
Revenue	$1,771,248	$1,623,888

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

In thousands
	Total as of December 31, 2011	Fair Value Measurements Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,511	$22,511	$0	$0
Short-term investments	416	416	0	0

Total assets	$22,927	$22,927	$0	$0
Liabilities:
Contingent consideration	$9,921	$0	$0	$9,921

Total liabilities	$9,921	$0	$0	$9,921

In thousands
	Total as of December 31, 2010	Fair Value Measurements Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$79,276	$79,276	$0	$0
Short-term investments	16,248	16,248	0	0

Total assets	$95,524	$95,524	$0	$0
Liabilities:
Contingent consideration	$16,450	$0	$0	$16,450

Total liabilities	$16,450	$0	$0	$16,450

Level 1: At December 31, 2011, we have $22.5 million in cash and cash equivalents, and $0.4 million in money market accounts, which we recorded at fair value using Level 1 inputs. At December 31, 2010, we had $79.3 million in cash and cash equivalents, $15.8 million in certificates of deposit, and $0.4 million in money market accounts. In 2010, we financed a portion of our Japan acquisitions through local borrowings of ¥1.2 billion which required us to deposit the equivalent USD amount of $15.8 million in one year certificates of deposit with an affiliated bank located in the United States which was redeemed in September 2011.

Level 2: We had no assets or liabilities measured at fair value using Level 2 inputs at December 31, 2011 or December 31, 2010.

Level 3: We had contingent consideration liabilities recorded in the amounts of $9.9 million at December 31, 2011, and $16.5 million at December 31, 2010. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. Contingent consideration liabilities are reassessed each quarter and are reflected in the balance sheet as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2010	$16,450
Increases due to acquisitions	13,264
Decreases due to payments	(11,535)
Changes due to currency fluctuations	(1,037)
Changes in fair value reflected in income statement (SG&A)	(7,221)

Contingent consideration at December 31, 2011	$9,921

Fair Value of Debt: At December 31, 2011, the fair value of the Company’s debt obligations was estimated at $1.41 billion compared to a carrying amount of $1.38 billion. At December 31, 2010, the fair value of the Company’s debt obligations was estimated at $1.108 billion, compared to a carrying amount of $1.106 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There have been no movements of items between fair value hierarchies.

NOTE 5—INCOME TAXES

The U.S. and International components of income before income taxes consisted of the following for the years ended December 31, 2011, 2010 and 2009:

In thousands
	2011	2010	2009
United States	$307,909	$273,891	$229,343
International	64,415	57,962	48,345

Total income before income taxes	$372,324	$331,853	$277,688

Significant components of our income tax expense for the years ended December 31, 2011, 2010 and 2009 are as follows:

In thousands
	2011	2010	2009
Current
United States—federal	$99,481	$72,733	$60,493
United States—state and local	10,205	9,356	8,938
International	11,906	15,864	9,895

	121,592	97,953	79,326
Deferred
United States—federal	7,690	19,834	16,046
United States—state and local	2,589	3,254	2,636
International	3,110	355	3,291

	13,389	23,443	21,973

Total provision	$134,981	$121,396	$101,299

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	2.2%	2.5%	2.7%
Other	(0.9)%	(0.9)%	(1.2)%

Effective tax rate	36.3%	36.6%	36.5%

Cash payments for income taxes were $74.4 million, $76.6 million and $66.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our deferred tax liabilities and assets as of December 31, 2011 and 2010 were as follows:

In thousands
	2011	2010
Deferred tax liabilities:
Property, plant and equipment	$(34,699)	$(22,799)
Goodwill and intangibles	(318,624)	(234,846)

Total deferred tax liabilities	(353,323)	(257,645)
Deferred tax assets:
Accrued liabilities	22,124	17,734
Other	22,296	16,987
Net operating tax loss carry forwards	18,259	29,074
Less: operating tax loss valuation allowance	(3,775)	(11,973)

Total deferred tax assets	58,904	51,822

Net deferred tax liabilities	$(294,419)	$(205,823)

At December 31, 2011, net operating loss carry forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry forwards related to our acquisitions. The remaining net operating loss carry forwards from foreign and domestic acquisitions are approximately $38.9 million that begin to expire in 2015. Of these, $3.4 million have a valuation allowance offsetting the benefit. The valuation allowance primarily represents loss carry-forwards for which limitations are in place and utilization is uncertain before their expiration. Changes in our valuation allowance during 2011 were primarily related to adjustments to acquisition accounting.

Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. The cumulative amounts of such earnings are $707.0 million at December 31, 2011, and it was not practicable to estimate the amount of tax that may be payable upon distribution assuming repatriation.

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company has recorded accruals to cover certain uncertain tax positions. Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary. The estimated amount of liability associated with the Company’s uncertain tax positions that may change within the next twelve months cannot be reasonably estimated.

The total amount of unrecognized tax positions as of December 31, 2011 is $10.7 million. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $10.7 million. We recognized interest and penalties accrued related to income tax reserves in the amount of $0.7 million and $0.1 million, for the years ended December 31, 2011 and 2010, respectively, as a component of income tax expense.

The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2011 and 2010:

In thousands
Unrecognized tax positions, December 31, 2009	$7,622
Gross increases—tax positions in prior period	828
Gross decreases—tax positions in prior period	(21)
Gross increases—current period tax positions	1,863
Settlement	0
Lapse of statute of limitations	(1,160)

Unrecognized tax positions, December 31, 2010	$9,132

Gross increases—tax positions in prior period	242
Gross decreases—tax positions in prior period	0
Gross increases—current period tax positions	2,609
Settlement	(108)
Lapse of statute of limitations	(1,210)

Unrecognized tax positions, December 31, 2011	$10,665

NOTE 6—STOCK BASED COMPENSATION

Stock Plans:

We have adopted six stock option plans:

(i)	the 2011 Incentive Compensation Plan, which expires May 2021;

(ii)	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

(iii)	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

(iv)	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

(v)	the 1997 Stock Option Plan, which expired in January 2007;

(vi)	the 1996 Directors Stock Option Plan, which expired in May 2006.

The 2011 Incentive Compensation Plan authorizes awards of stock options, stock appreciation rights, restricted stock, and restricted stock units for a total of 3,000,000 shares; the 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, and restricted stock units for a total of 3,500,000 shares; the 2005 Plan authorizes awards of stock options and stock appreciation rights for a total of 4,800,000 shares; the 2000 Plan authorizes stock option grants for a total of 7,000,000 shares; the 1997 Plan authorized stock option grants for a total of 6,000,000 shares; and the Directors Plan authorized stock option grants for a total of 2,340,000 shares.

In terms of the stock options authorized, the 2011 Plan, 2008 Plan, and the 2005 Plan provide for the grant of non-statutory stock options (“NSOs”) and incentive stock options intended to qualify under section 422 of the Internal Revenue Code (“ISOs”); the 2000 Plan provides for the grant of NSOs; the 1997 Plan provided for the grant of NSOs and ISOs; and the Directors Plan provided for the grant of NSOs.

The 2011, 2008 and 2005 Plans authorize awards to our officers, employees and consultants and, following the expiration of the Directors Plan in May 2006, to our directors; the 2000 Plan authorized awards to our employees and consultants but not to our officers and directors; the 1997 Plan authorized awards to our officers, directors, employees and consultants; and the Directors Plan authorized awards to our outside directors.

As of December 31, 2011, we reserved the following shares for issuance, consisting of both shares available for awards under the 2011 Plan, 2008 Plan, 2005 Plan, 2000 Plan, and 1997 Plan and shares issuable under outstanding stock option grants and restricted stock unit awards:

1996 Directors Plan options	133,224
1997 Plan options	306,594
2000 Plan options	595,942
2005 Plan options	3,326,274
2008 Plan options	3,446,125
2011 Plan options	3,000,000

Total shares reserved	10,808,159

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 600,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. We recognize compensation expense for the ESPP, which is reflected in the statement of income. Every U.S. employee who has completed six months employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2011, 2010, and 2009, 53,213 shares, 61,573 shares, and 56,145 shares respectively, were issued through the ESPP.

Stock Based Compensation Expense:

During 2011, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value determined in accordance with the provisions of FASB accounting standards for share-based payments. During the years ended December 31, 2011, 2010 and 2009, we recognized compensation expense of $14.4 million, $14.4 million and $14.0 million, respectively, for stock options, and $1.0 million, $0.9 million and $0.7 million, respectively, for the ESPP, which is reflected in the statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2011, 2010 and 2009.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the consolidated statements of income:

In thousands
	Years Ended December 31,
	2011	2010	2009
Cost of revenues—stock option plan	$121	$224	$366
Selling, general and administrative—stock option plan	13,428	13,914	13,599
Selling, general and administrative—restricted stock unit	811	304	0
Selling, general and administrative—ESPP	1,007	856	673

Total	$15,367	$15,298	$14,638

As of December 31, 2011, there were $24.5 million of total unrecognized compensation expenses related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.49 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Years Ended December 31,
	2011	2010	2009
Tax benefit recognized in income statement	$6,091	$7,359	$5,329
Excess tax benefit realized	17,410	24,687	10,905

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011		2010		2009
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	6,508,833	$41.86	7,387,753	$35.43	7,297,399	$30.97
Granted	1,050,226	85.28	1,388,846	54.13	1,368,476	47.39
Exercised	(963,218)	32.41	(2,106,156)	26.95	(1,107,063)	19.61
Forfeited	(244,378)	53.49	(156,269)	47.07	(162,470)	42.84
Cancelled or expired	(9,126)	28.93	(5,341)	55.50	(8,589)	53.37

Outstanding at end of year	6,342,337	$50.06	6,508,833	$41.86	7,387,753	$35.43

Exercisable at end of year	3,406,594	$40.31	3,099,479	$34.49	3,884,494	$28.58
Available for future grant	4,396,346		2,240,937		3,939,210

The total exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the sales price on that trading day in the year ended December 31, 2011 and the exercise price associated with the respective option).

In thousands
	Years Ended December 31,
	2011	2010	2009
Total exercise intrinsic value of options exercised	$52,939	$78,500	$37,600

The total aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2011; this amount changes based on the fair market value of our stock.

The following tables set forth the information related to outstanding options for the years ended December 31, 2011, 2010 and 2009:

In years
	2011	2010	2009
Weighted average remaining contractual life of outstanding options	6.5	6.7	6.5

In thousands
	2011	2010	2009
Total aggregate intrinsic value of outstanding options	$184,300	$254,200	$146,400

The following tables set forth the information related to exercisable options:

In years
	2011	2010	2009
Weighted average remaining contractual life of exercisable options	5.3	5.3	5.3

In thousands
	2011	2010	2009
Total aggregate intrinsic value of exercisable options	$128,900	$143,900	$103,600

Options outstanding and exercisable as of December 31, 2011 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$13.685-$23.535	635,002	2.48	$21.86	635,002	$21.86
$23.585-$32.875	715,255	4.02	29.38	699,255	29.36
$33.500-$37.825	63,513	4.83	35.38	61,573	35.31
$38.100-$38.565	658,722	5.10	38.56	490,249	38.56
$38.905-$43.330	80,086	5.35	42.75	71,016	42.82
$43.340-$46.830	860,266	7.08	46.79	331,964	46.76
$46.870-$49.760	139,811	7.29	48.72	93,911	48.93
$49.900-$51.550	1,003,191	8.07	51.52	247,739	51.51
$51.750-$53.150	663,837	6.16	53.13	385,687	53.13
$53.480-$94.240	1,522,654	8.67	77.17	390,198	65.15

	6,342,337	6.47	$50.06	3,406,594	$40.31

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

	Years Ended December 31,
	2011	2010	2009
Stock options granted	1,050,226	1,388,846	1,368,476
Weighted average grant date fair value	$21.07	$13.74	$11.90
Expected term (in years)	5.75	5.75	5.50
Expected volatility	27.42%	28.31%	28.28%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	2.21%	2.33%	2.08%

Restricted Stock Units:

Restricted stock units (“RSUs”) activity for the years ended December 31, 2011 and 2010 is summarized as follows below. RSUs vest at the end of three years. Our 2008 Plan includes a share reserve related to RSUs granted at a 2-1 ratio. We did not grant any RSUs in 2009.

	2011			2010
	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in years)			(in years)
Outstanding at beginning of year	20,000			0
Granted	18,488			20,000
Forfeited	(3,750)			0

Outstanding at end of year	34,738	1.63	$2,706,784	20,000	2.12	$1,618,400

Exercisable at end of year	0	0.00	0	0	0.00	0
Vested and expected to vest in the future	28,493	1.60	$2,220,173	20,000	2.12	$1,618,400

The per share fair value of RSUs for the years ended December 31, 2011 and 2010 was $85.00 and $51.65, respectively.

NOTE 7—PREFERRED STOCK

Preferred Stock:

At December 31, 2011 and 2010, we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

NOTE 8—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Years Ended December 31,
	2011	2010	2009
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$234,751	$207,879	$175,691

Denominator:
Denominator for basic earnings per share-weighted average shares	85,467,421	85,057,775	84,769,912
Effect of diluted securities:
Employee stock options	1,900,291	1,904,876	1,974,091

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	87,367,712	86,962,651	86,744,003

Earnings per share—Basic	$2.75	$2.44	$2.07

Earnings per share—Diluted	$2.69	$2.39	$2.03

For additional information regarding outstanding employee stock options, see Note 6—Stock Based Compensation to the Consolidated Financial Statements.

In 2011, 2010 and 2009, options to purchase 879,266 shares, 133,535 shares and 2,218,914 shares, respectively, at exercise prices of $77.00-$94.24, $51.55-$80.92 and $46.56-$60.53, respectively, were not included in the computation of diluted earnings per share (“EPS”) because the effect would have been anti-dilutive.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for 2011, 2010 and 2009:

In thousands
	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Beginning balance January 1, 2009	$(29,179)	$(2,896)	$(32,075)
Fiscal 2009 change	17,595	2,188	19,783

Ending balance December 31, 2009	$(11,584)	$(708)	$(12,292)
Fiscal 2010 change	(2,544)	(2,033)	(4,577)

Ending balance December 31, 2010	$(14,128)	$(2,741)	$(16,869)
Fiscal 2011 change	(29,456)	341	(29,115)

Ending balance December 31, 2011	$(43,584)	$(2,400)	$(45,984)

The tax impact of the unrealized loss on cash flow hedges in accumulated other comprehensive income at December 31, 2011, 2010 and 2009 was $0.2 million, $1.4 million, and $1.4 million, respectively. Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.

The following table summarizes amounts related to cash flow hedges reclassified to interest expense on our Consolidated Statements of Income.

In thousands
	Years Ended December 31,
	2011	2010	2009
Interest rate swap	$0	$(2,118)	$2,188
Treasury lock	341	85	0

Total	$341	$(2,033)	$2,188

NOTE 10—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following items:

In thousands
	2011	2010
Land	$21,325	$16,337
Building and improvements	100,765	93,743
Machinery and equipment	322,434	277,067
Office equipment and furniture	48,136	42,561
Internally developed software	14,912	11,084
Construction in progress	18,645	18,075

Total property, plant & equipment	526,217	458,867
Less: accumulated depreciation	(232,305)	(190,896)

Property, plant and equipment, net	$293,912	$267,971

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired.

We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

In thousands
	United States	International	Total
Balance as of December 31, 2009	$1,153,149	$240,942	$1,394,091
Goodwill acquired during year	125,272	87,810	213,082
Goodwill allocation adjustments	3,682	(13,761)	(10,079)
Sale of assets	(2,345)	0	(2,345)
Changes due to currency fluctuation	0	1,015	1,015

Balance as of December 31, 2010	1,279,758	316,006	1,595,764

Goodwill acquired during year	232,850	120,750	353,600
Goodwill allocation adjustments	(6,192)	(4,922)	(11,114)
Sale of assets	0	(2,887)	(2,887)
Changes due to currency fluctuation	0	(21,660)	(21,660)

Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703

During the quarter ended June 30, 2011, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns and Recall Management Services, and International. We calculate fair value for our reporting units using two methods, one a market approach and the other an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

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

In 2011 and 2010, we wrote off $2.8 million and $0.6 million, respectively, for the permit intangibles of facilities due to rationalizing our domestic operations. These expenses are reflected as part of “Selling, general and administrative expenses”. Under current acquisition accounting, a fair value must be assigned to all acquired assets based on a theoretical “market participant” regardless of the acquirers’ intended use for those assets. This accounting treatment can lead to the recognition of losses if a company disposes of acquired assets.

We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year. In 2011 and 2010, we performed our annual permit impairment evaluation and determined that, other than as noted above, there was no impairment.

Our intangible assets, other than indefinite lived goodwill and permits, are amortized over their useful lives. In 2011, we assigned $190.4 million to customer relationships with amortization periods of 14 to 40 years and $14.5 million to facility environmental permits with indefinite lives.

In 2010, we assigned $97.1 million to customer relationships with amortization periods of 15 to 40 years and $16.5 million to facility environmental permits with indefinite lives.

As of December 31, the values of the intangible assets were as follows:

In thousands
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,903	$4,350	$6,553	$10,402	$2,952	$7,450
Customer relationships	480,033	36,994	443,039	304,175	23,177	280,998
Tradenames	2,556	391	2,165	1,200	253	947
License agreements	720	315	405	766	211	555
Other	0	0	0	1,801	1,801	0
Indefinite lived intangibles:
Operating permits	94,456	0	94,456	85,224	0	85,224

Total	$588,668	$42,050	$546,618	$403,568	$28,394	$375,174

During the years ended December 31, 2011, 2010 and 2009, the aggregate amortization expense was $16.3 million, $9.9 million and $5.4 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2012	$19,082
2013	19,009
2014	18,765
2015	18,595
2016	18,313

NOTE 12—ACCRUED LIABILITIES

Accrued liabilities at December 31 consisted of the following items:

In thousands
	2011	2010
Accrued compensation	$33,312	$31,325
Accrued insurance	30,376	26,449
Accrued income taxes	6,178	2,703
Accrued other taxes	22,132	15,016
Accrued interest	9,037	8,934
Accrued professional services liabilities	2,011	4,377
Accrued product reimbursement	9,361	23,907
Accrued liabilities—other	28,114	21,644

Total accrued liabilities	$140,521	$134,355

NOTE 13—DEBT

New Debt

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

Long-term debt consisted of the following at December 31:

In thousands
	2011	2010
Obligations under capital leases	$4,679	$6,330
$1 billion revolver weighted average rate 1.73%, due in 2016	527,884	175,407
$215 million term loan	0	80,969
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
Acquisition notes weighted average rate of 2.95% and weighted average maturity of 4.3 years	240,138	251,489
Foreign bank debt weighted average rate 6.73% and Weighted average maturity of 2.2 years	111,938	91,433

	1,384,639	1,105,628
Less: current portion	100,526	91,406

Total	$1,284,113	$1,014,222

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2011 are as follows:

In thousands
2012	$98,324
2013	80,730
2014	91,731
2015	134,940
2016	546,517
Thereafter	427,718

$1,379,960

We paid interest of $43.5 million, $28.6 million and $24.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands
	2011	2010
Buildings	$768	$518
Machinery and equipment	3,381	2,998
Vehicles	5,114	5,103
Office equipment and furniture	45	0
Less: accumulated depreciation	(2,845)	(2,720)

	$6,463	$5,899

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows:

In thousands
2012	$2,572
2013	1,184
2014	556
2015	394
2016	253
Thereafter	476

Total minimum lease payments	5,435
Less: amounts representing interest	(756)

Present value of net minimum lease payments	4,679
Less: current portion	(2,202)

Long-term obligations under capital leases	$2,477

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, and the private placement notes. At December 31, 2011, we were in compliance with all of our financial debt covenants.

As of December 31, 2011 and 2010, we had $159.1 million and $184.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2011 and 2010 was $313.0 million and $490.6 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.4 million with JPMorganChase Bank N.A. that expires in May 2012. We also have extended loans to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 14—LEASE COMMITMENTS

We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates over the next 19 years. The leases for most of the properties contain renewal provisions.

Rent expense for 2011, 2010 and 2009 was $75.3 million, $57.9 million and $45.8 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2011 for each of the next five years and in the aggregate are as follows:

In thousands
2012	$50,432
2013	39,158
2014	31,589
2015	25,436
2016	18,584
Thereafter	39,659

$204,858

NOTE 15—PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION

FASB ASC Topic 280 requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are International Waste Management Services (“International”), Domestic Regulated Waste Management Services (“United States”) and Domestic Returns and Recall Management Services. We have aggregated Domestic Regulated Waste Management Services and Domestic Returns and Recall Management Services into one reportable segment, United States, based on our consideration of the following aggregation criteria:

•	they have similar economic characteristics;

•	the same services are provided;

•	the same types of customers are serviced;

•	the same types of waste collection, transportation and treatment methods are utilized;

•	their regulatory environments are similar, but vary based upon country specific regulations; and

•	they employ the same sales and marketing techniques and activities.

Our two reportable segments are United States (which includes Puerto Rico) and International. Summary information for our reportable segments is as follows:

In thousands
	2011	2010	2009
Revenues:
United States	$1,212,111	$1,083,565	$912,594
Europe	252,620	199,304	158,577
Other international countries	211,317	156,519	106,565

Total International	463,937	355,823	265,142

Total	$1,676,048	$1,439,388	$1,177,736

Income before income taxes:
United States	$316,156	$277,486	$232,077
International	56,168	54,367	45,611

Total	$372,324	$331,853	$277,688

Total assets:
United States	$2,208,152	$1,919,424	$1,453,546
International	968,938	719,599	729,257

Total	$3,177,090	$2,639,023	$2,182,803

Property, Plant and Equipment, net:
United States	$197,118	$188,936	$184,089
Europe	52,604	38,833	32,592
Other international countries	44,190	40,202	29,473

Total International	96,794	79,035	62,065

Total	$293,912	$267,971	$246,154

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	2011	2010	2009
Regulated waste management services	$1,094,928	$957,398	$842,479
Regulated returns and recall management services	117,183	126,167	70,115

Total revenues	1,212,111	1,083,565	912,594

Net interest expense	40,048	31,079	28,852
Income before income taxes	316,156	277,486	232,077
Income taxes	119,982	105,065	88,113

Net income attributable to Stericycle, Inc.	$196,174	$172,421	$143,964

Depreciation and amortization	$40,689	$35,769	$29,424
Capital expenditures	36,270	33,737	29,479

Detailed information for our International reporting segment is as follows:

In thousands
	2011	2010	2009
Regulated waste management services revenue	$463,937	$355,823	$265,142
Net interest expense	8,584	5,736	5,280
Income before income taxes	56,168	54,367	45,611
Income taxes	14,999	16,331	13,186

Net income	41,169	38,036	32,425
Less: net income attributable to noncontrolling interests	2,592	2,578	698

Net income attributable to Stericycle, Inc.	$38,577	$35,458	$31,727

Depreciation and amortization	$25,357	$18,116	$10,566
Capital expenditures	17,031	14,583	10,431

NOTE 16—EMPLOYEE BENEFIT PLAN

We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750 per annum. Our contributions for the years ended December 31 2011, 2010 and 2009 were approximately $2.6 million, $2.3 million and $2.1 million, respectively.

The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2011, 2010 and 2009, total contributions made by the Company for these plans were approximately $0.8 million, $0.7 million and $0.7 million, respectively.

NOTE 17—LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

NOTE 18—RESTRUCTURING AND PLANT CLOSURE COSTS

In December 2010, we reorganized the structure of our international management group in order to leverage strong local management, resulting in employee severance and other charges. During the third quarter of 2011 we expanded this program to include consolidation of administrative facilities in the United Kingdom and reorganization of our international legal structure. We had an accrual balance of $0.9 million at December 2011, which we expect to pay out primarily in the first quarter of 2012 with some immaterial additional expense.

The following tables below highlight the pre-tax charges and changes in the reserves for 2011 and 2010. These charges, except for fifty-four thousand reflected in “Costs of revenues”, are reflected on our Consolidated Statement of Income within “Selling, general and administrative expenses”.

In thousands
	Beginning Reserve at 01/01/11	Charges for the Year Ended 12/31/11	Cash Paid	Ending Reserve at 12/31/11
Employee severance	$1,835	$1,078	$(2,583)	$330
Other costs	217	1,241	(895)	563

Total	$2,052	$2,319	$(3,478)	$893

In thousands
	Beginning Reserve at 01/01/10	Charges for the Year Ended 12/31/10	Cash Paid	Ending Reserve at 12/31/10
Employee severance	$666	$3,100	$(1,931)	$1,835
Other costs	6	1,080	(869)	217
Non-cash items
Employee severance	0	3,266	0	0
Other costs	0	925	0	0

Total	$672	$8,371	$(2,800)	$2,052

In addition to the restructuring charges, we recognized $2.8 million and $0.9 million in non cash expenses during 2011 and 2010, respectively, related to the rationalization of domestic plant operations.

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2011 and 2010:

In thousands, except per share data
	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Year 2011
Revenues	$398,126	$410,441	$420,924	$446,557	$1,676,048
Gross profit	182,430	186,741	190,055	201,518	760,744
Restructuring costs and plant closure expense	(258)	(195)	(633)	(3,989)	(5,075)
Litigation settlement	0	0	(460)	(725)	(1,185)
(Loss)/ gain on sale of business	0	0	(323)	304	(19)
Acquisition expenses	(5,938)	(5,261)	(3,195)	(2,310)	(16,704)
Change in fair value of contingent consideration	2,140	0	0	5,081	7,221
Integration expenses	(766)	(1,287)	(1,813)	(480)	(4,346)
Net income attributable to Stericycle, Inc.	55,674	55,542	59,247	64,288	234,751
* Basic earnings per common share	$0.65	$0.65	$0.69	$0.76	$2.75
* Diluted earnings per common share	$0.64	$0.63	$0.68	$0.74	$2.69

In thousands, except per share data
	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010	Year 2010
Revenues	$335,177	$347,734	$362,988	$393,489	$1,439,388
Gross profit	155,317	161,537	168,098	182,475	667,427
Restructuring costs and plant closure expense	(667)	(1,563)	(216)	(5,925)	(8,371)
Litigation settlement	0	(937)	0	40	(897)
Gain on sale of assets	0	2,955	0	0	2,955
Acquisition expenses	(800)	(556)	(1,891)	(6,272)	(9,519)
Integration expenses	(1,149)	(1,314)	(790)	(859)	(4,112)
Net income attributable to Stericycle, Inc.	48,119	53,094	56,686	49,980	207,879
* Basic earnings per common share	$0.57	$0.63	$0.66	$0.59	$2.44
* Diluted earnings per common share	$0.56	$0.61	$0.65	$0.57	$2.39

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

NOTE 20—SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing our annual report on Form 10-K. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND ALLOWANCE ACCOUNTS

In thousands
	Balance 12/31/08	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance 12/31/09
Allowance for doubtful accounts	$6,616	$6,866	$765	$(5,538)	$8,709

	Balance 12/31/09	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance 12/31/10
Allowance for doubtful accounts	$8,709	$7,524	$(190)	$(5,198)	$10,845

	Balance 12/31/10	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance 12/31/11
Allowance for doubtful accounts	$10,845	$7,079	$6,807	$(5,826)	$18,905

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

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

(c) Changes in internal controls.

There were no changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2011.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 22, 2012, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 22, 2012, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies to all of our employees. The code of conduct is available on our website, www.stericycle.com, under “About Us/Codes of Conduct”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our code of conduct by posting such information on our website.

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 22, 2012, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 22, 2012, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 22, 2012 to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification transactions with related persons is incorporated by reference to the information contained under the caption “Policy on Related Party Transactions” in Item 1 of our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 22, 2012, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 22, 2012, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent public accountants, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories are:

In thousands
	2011	2010
Audit fees	$1,426	$1,485
Audit-related fees	0	0
Tax fees	321	0
All other fees	0	0

	$1,747	$1,485

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

We have filed the following exhibits with this report:

Exhibit Index	Description	Filed with Electronic Submission
3.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
3.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4*	Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 declared effective on October 10, 2007 (Registration No. 333-144613))
3.5*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 22, 2008)
3.6*	Amendment to bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed August 20, 2008)
3.7*	Amendment to bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed March 11, 2011)
3.8*	Amendment to bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 16, 2012)

Exhibit Index	Description	Filed with Electronic Submission
4.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
10.1*	Amended and Restated Credit Agreement dated as of September 21, 2011 entered into by us and certain of our subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the amended and restated credit agreement, JPMorgan Chase Bank, N.A., as syndication agent, and HSBC Bank USA, National Association, Lloyds Securities, Inc., and Union Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 23, 2011)
10.2*	Note Purchase Agreement dated as of April 15, 2008 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, Knights of Columbus, Principal Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc. and Modern Woodmen of America, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 18, 2008)
10.3*	Note Purchase Agreement dated as of August 18, 2010 entered into by us, as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to our current report on Form 10-K filed August 27, 2010)
10.4*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))
10.5*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.6*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

Exhibit Index	Description	Filed with Electronic Submission
10.7*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.8*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.9*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.10*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.11*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.12*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.13*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.14*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.15*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.16*†	First amendment to 2005 Plan
10.17*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.18*†	First amendment to 2008 Plan
10.19*†	2011 Incentive Stock Plan (“2011 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.20†	Form of agreement for stock option grant under 2005, 2008 and 2011 Plans	x
10.21†	Form of agreement for restricted stock unit award under 2008 and 2011 Plans	x
10.22†	Bonus conversion program (2012 plan year)	x
10.23†	Form of agreement for stock option grant under bonus conversion program for 2012 plan year	x
10.24*†	Employee Stock Purchase Plan (“ESPP”), as amended and restated May 16, 2007 and amended May 28, 2008
10.25*†	Second amendment to ESPP
10.26*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.27*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)

Exhibit Index	Description	Filed with Electronic Submission
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
101.INS XBRL	Instance Document	x
101.SCH XBRL	Taxonomy Extension Schema Document	x
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document	x
101.DEF XBRL	Taxonomy Definition Linkbase Document	x
101.LAB XBRL	Taxonomy Extension Label Linkbase Document	x
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document	x

*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2012

Name	Title	Date

/s/ MARK C. MILLER Mark C. Miller	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	February 28, 2012

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	February 28, 2012

/s/ WILLIAM K. HALL William K. Hall	Director	February 28, 2012

/s/ JONATHAN T. LORD, M.D. Jonathan T. Lord, M.D.	Director	February 28, 2012

/s/ JOHN PATIENCE John Patience	Director	February 28, 2012

/s/ JAMES W.P. REID-ANDERSON James W.P. Reid-Anderson	Director	February 28, 2012

/s/ THOMAS D. BROWN Thomas D. Brown	Director	February 28, 2012

/s/ RONALD G. SPAETH Ronald G. Spaeth	Director	February 28, 2012