Form 10-Q
period 2012-03-31
STERICYCLE INC
filed 2012-05-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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

As of April 30, 2012 there were 85,082,990 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	1
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	3
Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 (Unaudited) and year ended December 31, 2011 (Audited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II. Other Information

Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	25
Signatures	25
Certifications	25

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,262	$22,511
Short-term investments	420	416
Accounts receivable, less allowance for doubtful accounts of $19,395 in 2012 and $18,905 in 2011	315,144	290,854
Deferred income taxes	19,055	19,314
Prepaid expenses	23,151	22,466
Other current assets	39,046	35,035

Total Current Assets	427,078	390,596
Property, Plant and Equipment, net	301,274	293,912
Goodwill	1,924,240	1,913,703
Intangible assets, less accumulated amortization of $47,582 in 2012 and $42,050 in 2011	582,467	546,618
Other assets	40,175	32,261

Total Assets	$3,275,234	$3,177,090

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$91,038	$100,526
Accounts payable	71,806	66,635
Accrued liabilities	146,333	140,521
Deferred revenues	13,941	12,855
Other current liabilities	10,699	6,377

Total Current Liabilities	333,817	326,914
Long-term debt, net of current portion	1,250,769	1,284,113
Deferred income taxes	335,913	313,733
Other liabilities	26,997	25,079
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,994,111 issued and outstanding in 2012 and 84,696,227 issued and outstanding in 2011)	850	847
Additional paid-in capital	22,798	0
Accumulated other comprehensive loss	(29,538)	(45,984)
Retained earnings	1,305,215	1,243,303

Total Stericycle, Inc.’s Equity	1,299,325	1,198,166
Noncontrolling interest	28,413	29,085

Total Equity	1,327,738	1,227,251

Total Liabilities and Equity	$3,275,234	$3,177,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands, except for share and per share data
	Three Months Ended March 31,
	2012	2011
Revenues	$460,077	$398,126
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	244,182	205,878
Depreciation – cost of revenues	10,588	9,818
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	81,915	74,732
Depreciation – SG&A	2,151	1,938
Amortization	4,979	3,347

Total Costs and Expenses	343,815	295,713

Income from Operations	116,262	102,413

Other Income (Expense):
Interest income	92	184
Interest expense	(12,766)	(11,372)
Other expense, net	(558)	(263)

Total Other Expense	(13,232)	(11,451)

Income Before Income Taxes	103,030	90,962
Income Tax Expense	37,715	34,376

Net Income	$65,315	$56,586
Less: Net Income Attributable to Noncontrolling Interests	458	912

Net Income Attributable to Stericycle, Inc.	$64,857	$55,674

Earnings Per Common Share Attributable to Stericycle Inc. Common Shareholders:
Basic	$0.76	$0.65

Diluted	$0.75	$0.64

Weighted Average Number of Common Shares Outstanding:
Basic	84,828,280	85,459,302
Diluted	86,587,944	87,526,683

Comprehensive Income	82,827	69,662
Less: Comprehensive Income Attributable to Noncontrolling Interests	1,524	1,050

Comprehensive Income Attributable to Stericycle, Inc.	$81,303	$68,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$65,315	$56,586
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	1,204	(2,140)
Stock compensation expense	4,085	3,863
Excess tax benefit of stock options exercised	(5,061)	(8,092)
Depreciation	12,739	11,756
Amortization	4,979	3,347
Deferred income taxes	11,921	16,051
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(14,493)	(11,615)
Accounts payable	2,101	(433)
Accrued liabilities	12,623	799
Deferred revenues	1,029	(34)
Other assets and liabilities	3,119	(4,503)

Net cash provided by operating activities	99,561	65,585

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(28,182)	(19,543)
Purchases of short-term investments	(2)	(1,240)
Proceeds from sale of business and other assets	0	389
Capital expenditures	(17,049)	(11,692)

Net cash used in investing activities	(45,233)	(32,086)

FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(8,571)	(24,100)
Borrowings on senior credit facility	185,434	139,290
Repayments on senior credit facility	(238,290)	(225,334)
Payments on capital lease obligations	(640)	(463)
Purchase and cancellation of treasury stock	(2,945)	0
Proceeds from other issuance of common stock	12,494	14,811
Excess tax benefit of stock options exercised	5,061	8,092

Net cash used in financing activities	(47,457)	(87,704)
Effect of exchange rate changes on cash	880	1,808

Net increase/ (decrease) in cash and cash equivalents	7,751	(52,397)
Cash and cash equivalents at beginning of period	22,511	77,053

Cash and cash equivalents at end of period	$30,262	$24,656

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$14,883	$730

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2012 (Unaudited) and

Year Ended December 31, 2011 (Audited)

In thousands
	Stericycle, Inc. Equity					Noncontrolling Interest	Total Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350
Net income				234,751		2,592	237,343
Currency translation adjustment					(29,456)	(3,437)	(32,893)
Amortization of treasury lock into income, net of tax of $216					341		341

Comprehensive income							204,791
Issuance of common stock for exercise of options and employee stock purchases	1,016	11	36,394				36,405
Purchase/ cancellation of treasury stock	(1,562)	(16)	(115,095)	(8,945)			(124,056)
Stock compensation expense			15,367				15,367
Excess tax benefit of stock options exercised			17,410				17,410
Noncontrolling interests acquired from new acquisitions						10,708	10,708
Reduction to noncontrolling interests due to additional ownership			(1,021)			(10,210)	(11,231)
Reduction to noncontrolling interests due to divestiture						(1,959)	(1,959)
Payments to noncontrolling interests						(534)	(534)

Balance at December 31, 2011	84,696	$847	$0	$1,243,303	$(45,984)	$29,085	$1,227,251

Net income				64,857		458	65,315
Currency translation adjustment					16,361	1,066	17,427
Amortization of treasury lock into income, net of tax of $54					85		85

Comprehensive income							82,827
Issuance of common stock for exercise of options and employee stock purchases	336	3	13,652				13,655
Purchase/ cancellation of treasury stock	(38)	0	0	(2,945)			(2,945)
Stock compensation expense			4,085				4,085
Excess tax benefit of stock options exercised			5,061				5,061
Reduction to noncontrolling interests due to additional ownership						(2,196)	(2,196)

Balance at March 31, 2012	84,994	$850	$22,798	$1,305,215	$(29,538)	$28,413	$1,327,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2011, as filed with our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012.

There were no material changes in the Company’s critical accounting policies since the filing of its 2011 Form 10-K. As discussed in the 2011 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the three months ended March 31, 2012:

Acquisition Locations	2012
United States	6
Japan	1
Romania	1
Spain	3

Total	11

During the quarter ended March 31, 2012, we completed eleven acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business, selected assets of one regulated waste business, and selected assets of four compliance businesses. We also placed an amount into escrow for a potential future acquisition. Internationally, we acquired 100% of the stock of one regulated waste business in Romania. In Spain, we acquired 100% of the stock of two regulated waste businesses and selected assets of another regulated waste business. In Japan, we acquired selected assets of a regulated waste business. We also increased our majority share in a previous acquisition in Brazil from 70% to 100%.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid on acquisitions during the three months ended March 31, 2012:

In thousands
Cash	$28,182
Promissory notes	8,070
Deferred consideration	6,053
Contingent consideration	760

Total purchase price	$43,065

During the three months ended March 31, 2012, we recognized a net decrease in goodwill of $1.7 million of which $11.1 million increase was assigned to our United States reporting segment and $12.8 million decrease to our International reporting segment. Approximately $10.5 million of the goodwill recognized during the three months ended March 31, 2012 will be deductible for income taxes.

During the three months ended March 31, 2012, we recognized $35.9 million in intangible assets of which $9.8 million represents the estimated fair value of acquired customer relationships with amortizable lives of 15-40 years, $23.4 million in permits with indefinite lives, and $2.7 million in a tradename with an amortizable life of 15 years. The allocation of the acquisition price paid is preliminary pending completion of certain intangible asset valuations and completion accounts.

The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the three months ended March 31, 2012:

In thousands
Fixed assets	$901
Intangibles	35,860
Goodwill	(1,738)
Net other assets/ (liabilities)	14,768
Debt	(124)
Net deferred tax liabilities	(8,798)
Noncontrolling interests	2,196

Total purchase price allocation	$43,065

For financial reporting purposes, our 2012 and 2011 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. During the three months ended March 31, 2012 and 2011, the Company incurred $1.5 million and $5.9 million, respectively, of acquisition related expenses. These expenses are identified on our Condensed Consolidated Statements of Income as part of “Selling, general and administrative expenses”. The purchase prices in excess of acquired tangible assets for these acquisitions have been primarily allocated to goodwill and other intangibles and are preliminary pending completion of certain intangible asset valuations.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Other Comprehensive Income

On January 1, 2012, Stericycle adopted changes issued by the Financial Accounting Standards Board (“FASB”) to guidance on the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Part of the adopted standard related to presentation of reclassification of items out of accumulated other comprehensive income have been deferred. Other than the change in presentation, these changes did not have an impact on our financial statements.

Goodwill Impairment Testing

On January 1, 2012, Stericycle adopted changes issued by the FASB to guidance on the testing for impairment of goodwill. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, using qualitative assessment, that it is more likely than not (greater than 50%) that its fair value is less than its carrying amount. As these changes should not affect the outcome of the impairment analysis of a reporting unit, management has determined these changes will not have an impact on our financial statements. We perform our annual test for goodwill impairment during the second quarter.

Fair Value Measurement

On January 1, 2012, Stericycle adopted changes issued by the FASB for additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the change in presentation, these changes did not have an impact on our financial statements.

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

In thousands
	Total as of March 31, 2012	Fair Value Measurements Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$30,262	$30,262	$0	$0
Short-term investments	420	420	0	0

Total assets	$30,682	$30,682	$0	$0
Liabilities:
Contingent consideration	$12,005	$0	$0	$12,005

Total liabilities	$12,005	$0	$0	$12,005

In thousands
	Total as of December 31, 2011	Fair Value Measurements Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,511	$22,511	$0	$0
Short-term investments	416	416	0	0

Total assets	$22,927	$22,927	$0	$0
Liabilities:
Contingent consideration	$9,921	$0	$0	$9,921

Total liabilities	$9,921	$0	$0	$9,921

We had contingent consideration liabilities recorded in the amounts of $12.0 million at March 31, 2012, and $9.9 million at December 31, 2011 using Level 3 inputs. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $15.6 million. Contingent consideration liabilities are reassessed each quarter and are reflected in the condensed consolidated balance sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2011	$9,921
Increases due to acquisitions	760
Changes due to currency fluctuations	120
Changes in fair value reflected in income statement (SG&A)	1,204

Contingent consideration at March 31, 2012	$12,005

Fair Value of Debt: At March 31, 2012, the fair value of the Company’s debt obligations was estimated at $1.36 billion compared to a carrying amount of $1.34 billion. At December 31, 2011, the fair value of the Company’s debt obligations was estimated at $1.41 billion, compared to a carrying amount of $1.38 billion using Level 2 inputs. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.

The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended March 31, 2012 we had net increases to our accruals related to a reassessment of previous and current uncertain tax positions.

NOTE 6 – STOCK BASED COMPENSATION

At March 31, 2012 we had the following stock option plans:

•	the 2011 Incentive Compensation Plan, which expires May 2021;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006;

•	Our Employee Stock Purchase Plan (ESPP), which our stockholders approved in May 2001.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the condensed consolidated statements of comprehensive income:

In thousands
	Three Months Ended March 31,
	2012	2011
Cost of revenues – stock option plan	$38	$26
Selling, general and administrative – stock option plan	3,480	3,424
Selling, general and administrative – restricted stock unit	303	158
Selling, general and administrative – ESPP	264	255

Total pre-tax expense	$4,085	$3,863

As of March 31, 2012, there was $41.3 million of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 2.24 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2012	2011
Tax benefit recognized in the income statement	$1,119	$1,268
Excess tax benefit realized	5,061	8,092

The Black-Scholes option-pricing model is used in determining the fair value of each option grant. The expected term of options granted is based on historical experience. Expected volatility is based upon historical volatility. The expected dividend yield is zero. The risk-free interest rate is based upon the U.S. Treasury yield rates for a comparable period. The assumptions that we used in the Black-Scholes model are as follows:

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	6.0	5.75
Expected volatility	27.87%	26.88%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	1.076%	2.28%

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average fair value at grant date	$19.90	$20.51

Stock option activity for the three months ended March 31, 2012, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2011	6,342,337	$50.06
Granted	983,755	86.22
Exercised	(336,436)	37.14
Cancelled or expired	(16,435)	57.94

Outstanding at March 31, 2012	6,973,221	$55.74	6.81	$198,903,742

Exercisable at March 31, 2012	3,981,153	$44.43	5.56	$156,678,425
Vested and expected to vest in the future at March 31, 2012	6,174,592	$53.35	6.56	$190,203,151

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended March 31, and the exercise price associated with the respective option).

In thousands	Three Months Ended March 31,
	2012	2011
Total exercise intrinsic value of options exercised	$16,582	$24,274

Restricted stock units (“RSUs”) activity for the quarter ended March 31, 2012 is summarized below. RSUs vest at the end of three years. Our 2008 Plan includes a share reserve related to RSUs granted at a 2-1 ratio.

	March 31, 2012
	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in years)
Outstanding at beginning of year	34,738
Granted	39,237
Forfeited	0

Outstanding at end of year	73,975	3.24	$6,187,269

Exercisable at end of year	0	0.00	0
Vested and expected to vest in the future	46,472	2.74	$3,886,902

NOTE 7 – COMMON STOCK

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2012.

	Number of Shares Repurchased and Cancelled	Amount Paid for Repurchases (000’s)	Average Price Paid per Share
Three months ended March 31, 2012	38,552	$2,945	$76.38

Three months ended March 31, 2011	0	$0	$0

NOTE 8 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data	Three Months Ended March 31,
	2012	2011
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$64,857	$55,674

Denominator:
Denominator for basic earnings per share-weighted average shares	84,828,280	85,459,302
Effect of diluted securities:
Employee stock options	1,759,664	2,067,381

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,587,944	87,526,683

Earnings per share – Basic	$0.76	$0.65

Earnings per share – Diluted	$0.75	$0.64

NOTE 9 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, net income attributable to noncontrolling interests, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three months ended March 31, 2012 and 2011:

In thousands	Three Months Ended March 31,
	2012	2011
Net income	$65,315	$56,586
Other comprehensive income:
Currency translation adjustments	17,427	12,991
Amortization of treasury lock into income, net of tax of $54	85	85

Other comprehensive income/ (loss)	17,512	13,076

Comprehensive income	82,827	69,662
Less: comprehensive income attributable to noncontrolling interests	1,524	1,050
Comprehensive income attributable to Stericycle, Inc.	$81,303	$68,612

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 28.1 years. We have covenants not-to-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 5.2 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 15.4 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2010 were as follows by reporting segment:

In thousands	United States	International	Total
Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764
Goodwill acquired during year	232,850	120,750	353,600
Goodwill allocation adjustments	(6,192)	(4,922)	(11,114)
Sale of business	0	(2,887)	(2,887)
Changes due to currency fluctuation	0	(21,660)	(21,660)

Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703

Goodwill acquired during year	12,581	9,004	21,585
Goodwill allocation adjustments	(1,535)	(21,788)	(23,323)
Changes due to currency fluctuation	0	12,275	12,275

Balance as of March 31, 2012	$1,517,462	$406,778	$1,924,240

The changes to goodwill for 2011 acquisitions are primarily due to the finalization of intangible valuations.

As of March 31, 2012 and December 31, 2011, the values of the intangible assets were as follows:

In thousands	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,981	$4,782	$6,199	$10,903	$4,350	$6,553
Customer relationships	495,946	41,942	454,004	480,033	36,994	443,039
Tradenames	5,008	517	4,491	2,556	391	2,165
License agreements	720	341	379	720	315	405
Indefinite lived intangibles:
Operating permits	117,394	0	117,394	94,456	0	94,456

Total	$630,049	$47,582	$582,467	$588,668	$42,050	$546,618

During the quarters ended March 31, 2012 and 2011, the aggregate amortization expense was $5.0 million and $3.3 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2012	$19,880
2013	19,825
2014	19,614
2015	19,378
2016	19,169

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2012.

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2012	December 31, 2011
Obligations under capital leases	$4,601	$4,679
$1 billion revolver weighted average rate 1.74%, due in 2016	477,311	527,884
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
Acquisition notes weighted average rate of 2.91% and weighted average maturity of 4.0 years	246,459	240,138
Foreign bank debt weighted average rate 6.9% and Weighted average maturity of 2.3 years	113,436	111,938

	1,341,807	1,384,639
Less: current portion	91,038	100,526

Total	$1,250,769	$1,284,113

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2012, we were in compliance with all of our financial debt covenants.

As of March 31, 2012 and December 31, 2011, we had $140.5 million and $159.1 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of March 31, 2012 and December 31, 2011 was $382.2 million and $313.0 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.0 million with JPMorganChase Bank N.A. that matures in May 2012. We also have extended notes receivable to Shiraishi for approximately $15.2 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands	Three Months Ended March 31,
	2012	2011
Regulated waste management services	$293,425	$254,807
Regulated returns and recall management services	35,764	35,805

Total revenue	329,189	290,612
Net interest expense	10,334	9,685
Income before income taxes	87,057	72,301
Income taxes	34,447	29,150

Net income attributable to Stericycle, Inc.	$52,610	$43,151

Depreciation and amortization	$10,556	$9,449

Detailed information for our International reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2012	2011
Regulated waste management services revenue	$130,888	$107,514
Net interest expense	2,340	1,503
Income before income taxes	15,973	18,661
Income taxes	3,268	5,226
Net income	12,705	13,435
Less: net income attributable to noncontrolling interests	458	912

Net income attributable to Stericycle, Inc.	$12,247	$12,523

Depreciation and amortization	$7,162	$5,654

NOTE 13 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a diverse customer base of over 528,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste services, regulated returns and recall management services, patient communications services, and medical safety products. The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal. Our regulated returns and recall management services help pharmacies and manufacturers handle the return of unused and expired pharmaceuticals. Through ExpertRECALL™, we manage all aspects of a product recall or withdrawal for pharmaceutical, medical device, and consumer product manufacturers in a manner compliant with applicable regulations. ExpertRETRIEVAL/QA™ performs retail quality audits, consumer complaint retrieval and product retrieval services, and brand integrity monitoring for retailers, manufacturers, and other businesses. We also provide communications services to healthcare providers to improve office productivity and communications with patients. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system.

There were no material changes in the Company’s critical accounting policies since the filing of its 2011 Form 10-K. As discussed in the 2011 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Highlights of the three months ended March 31, 2012:

•	revenues grew to $460.1 million, a 15.6% increase over $398.1 million from the first quarter last year;

•	first quarter gross margins decreased to 44.6% in 2012 from 45.8% in 2011;

•	operating income was $116.3 million, a 13.5% increase over $102.4 million from the first quarter last year;

•	we incurred a net $2.8 million in expenses related to acquisitions, change in fair value of contingent consideration, and restructuring and plant closure;

•	we incurred $1.3 million in integration expenses related to acquisitions;

•	cash flow from operations was $99.6 million.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011.

The following summarizes the Company’s operations:

In thousands, except per share data	Three Months Ended March 31
	2012		2011
	$	%	$	%
Revenues	$460,077	100.0	$398,126	100.0
Cost of revenues	244,182	53.1	205,816	51.7
Depreciation	10,588	2.3	9,818	2.5
Restructuring costs	0	0.0	62	0.0

Total cost of revenues	254,770	55.4	215,696	54.2
Gross profit	205,307	44.6	182,430	45.8
Selling, general and administrative expenses	77,807	16.9	69,972	17.6
Depreciation	2,151	0.5	1,938	0.5
Amortization	4,979	1.1	3,347	0.8

Total selling, general and administrative expenses (exclusive of items below)	84,937	18.5	75,257	18.9
Acquisition expenses	1,539	0.3	5,938	1.5
Change in fair value of contingent consideration	1,204	0.3	(2,140)	-0.5
Integration expenses	1,279	0.3	766	0.2
Restructuring costs and plant closure expense	86	0.0	196	0.0

Income from operations	116,262	25.3	102,413	25.7
Net interest expense	12,674	2.8	11,188	2.8
Income tax expense	37,715	8.2	34,376	8.6
Net income	65,315	14.2	56,586	14.2
Less: net income attributable to noncontrolling interests	458	0.1	912	0.2

Net income attributable to Stericycle, Inc.	$64,857	14.1	$55,674	14.0
Earnings per share- diluted	$0.75		$0.64

Revenues: Our revenues increased $62.0 million, or 15.6%, in the first quarter of 2012 to $460.1 million from $398.1 million in the same period in 2011. Domestic revenues increased $38.6 million, or 13.3%, to $329.2 million from $290.6 million in the same period in 2011. Internal revenue growth for domestic small account customers increased by $16.0 million, or approximately 10%, and internal revenue growth for large quantity customers increased by $7.0 million, or approximately 8%.

Internal revenues for returns and recall management services decreased by $2.5 million in 2012. Internal revenues excludes acquisitions less than one year old. Total regulated waste and returns management domestic acquisitions less than one year old contributed approximately $18.1 million to the increase in revenues.

International revenues increased $23.4 million, or 21.7%, in the first quarter of 2012, to $130.9 million from $107.5 million in the same period in 2011. Internal growth in the international segment contributed $3.8 million in increased revenues. Internal growth excludes the effect of foreign exchange, and the impact of acquisitions and divestitures less than one year old. The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $3.3 million while acquisitions, net of divestitures, less than one year old contributed an additional $22.9 million in revenues.

Cost of Revenues: Our cost of revenues increased $39.1 million, or 18.1%, in the first quarter of 2012 to $254.8 million from $215.7 million in the same period in 2011. Our domestic cost of revenues increased $22.6 million, or 15.4%, in the first quarter of 2012 to $169.0 million from $146.4 million in the same period in 2011 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth as well as an overall increase in fuel and energy charges.

Our international cost of revenues increased $16.5 million, or 23.8%, in the first quarter of 2012 to $85.8 million from $69.3 million in the same period in 2011 primarily driven by the impact of exchange rates, revenues growth and impact from integration of acquisitions.

Our Company wide gross margin percentage decreased to 44.6% during the first quarter of 2012 from 45.8% during the same period in 2011 primarily due to lower margin newly acquired revenues offset partially by improvements in the base business margins.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses increased approximately $9.7 million, or 12.9%, in the first quarter of 2012 to $84.9 million from $75.3 million in the same period in 2011. As a percentage of revenue, these costs decreased by 0.4% for the first quarter 2012 compared to the same period in 2011.

Domestically, first quarter SG&A expenses increased $4.2 million, or 7.4%, to $60.7 million from $56.5 million in the same period in 2011. As percentage of revenues, SG&A was lower at 18.4% in the first quarter of 2012 compared to 19.4% in 2011. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1%.

Internationally, first quarter SG&A expenses increased $5.4 million or 28.7% to $24.2 million from $18.8 million in the same period in 2011. As a percentage of revenues, SG&A was 18.5% in 2012 compared to 17.4% in 2011. The increase in SG&A was due to the increased number of international acquisitions partially offset by restructuring of the international management structure and the continued integration of acquisitions. SG&A expense, as a percentage to revenue, was up due to a higher ratio of amortization expense to revenues and the inclusion of stock compensation expense.

Income from Operations: Income from operations increased $13.8 million, or 13.5%, in the first quarter of 2012 to $116.3 million from $102.4 million in same period in 2011. During the quarter ended March 2012, we recognized $1.5 million in acquisition expenses, $1.3 million of expense related to the integration of new acquisitions, $1.2 million of expense related to a change in fair value of contingent consideration, and $0.1 million of restructuring and plant closure costs.

During the quarter ended March 2011, we recognized $5.9 million in acquisition expenses, $0.8 million of expense related to the integration of new acquisitions, and $0.3 million of restructuring costs, partially offset by $2.1 million gain related to a change in fair value of contingent consideration.

Net Interest Expense: Net interest expense increased to $12.7 million during the first quarter in 2012 from $11.2 million during the same period in 2011. Our interest expense was higher in 2012 due to a higher rate on our revolver borrowings and higher debt levels.

Income Tax Expense: Income tax expense increased to $37.7 million in the first quarter of 2012 from $34.4 million in the same period in 2011. The effective tax rates for the quarters ended March 31, 2012 and 2011 were 36.6% and 37.8%, respectively. The reduction in our consolidated effective tax rate is primarily due to the increase in our international businesses which have lower effective rates.

LIQUIDITY AND CAPITAL RESOURCES

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2012, we were in compliance with all of our financial debt covenants.

As of March 31, 2012, we had $477.3 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $80.8 million. We also had $140.5 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of March 31, 2012 was $382.2 million. At March 31, 2012, our interest rates on borrowings under our revolving credit facility, including our facility fee, were as follows:

•	For short-term borrowing (overnight): Federal funds rate plus 0.75% , the Eurocurrency rate plus 1.25% or prime rate plus 0.375%, whichever is higher; and

•	For borrowing greater than one month: LIBOR plus 1.375%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.74% per annum.

As of March 31, 2012, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of March 31, 2012, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears on April 15 and October 15 beginning on April 15 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of March 31, 2012, we had $364.5 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2011, other foreign subsidiary bank debt, and capital lease obligations.

Working Capital: At March 31, 2012, our working capital increased $29.6 million to $93.3 million compared to $63.7 million at December 31, 2011.

Our current assets increased by $36.5 million in 2012. Acquired current assets contributed $7.8 million to the increase, $5.4 million of the increase was due to foreign currency translation (“CTA”), $14.5 million increase in accounts receivables due to incremental revenues (net of acquired assets and CTA), and $6.7 million increase in cash.

Our current liabilities increased by $6.9 million. We acquired $6.9 million in current liabilities of which $6.2 was deferred consideration. Increase in current liabilities due to CTA was $2.4 million, which was offset by other decreases in current liabilities.

Net Cash Provided or Used: Net cash provided by operating activities increased $34.0 million, or 51.8%, to $99.6 million during the three months ended March 31, 2012 compared to $65.6 million for the comparable period in 2011, primarily due to an increase in accrued liabilities and increase in revenues. Cash provided by operations as a ratio to net income is 152% and 116% for the three months ended March 31, 2012 and 2011, respectively. Days sales outstanding was at 60 days in 2012 and 51 days for the comparable period 2011. This increase was primarily due to acquisitions during 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was $45.2 million compared to $32.1 million in the comparable period in 2011. The increase is due to acquisitions and capital expenditures for the three months ended March 31, 2012. As a percentage of revenue, capital expenditures increased to 3.7% in 2012 from 2.9% for the comparable period 2011.

We had net cash used in financing activities of $47.5 million during the three months ended March 31, 2012 compared to $87.7 million for the comparable period in 2011, primarily due to an increase of $46.1 million in borrowings to finance certain acquisitions.

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

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $5.8 million on a pre-tax basis.

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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13—Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

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

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of March 31, 2012, we had purchased a cumulative total of 16,248,265 shares.

The following table provides information about our purchases during the three months ended March 31, 2012 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2012	38,552	$76.38	38,552	4,289,133
February 1 — February 29, 2012	0	0	0	4,289,133
March 1 — March 31, 2012	0	0	0	4,289,133

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Mark C. Miller, Chairman and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2012

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink

Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal
Financial and Accounting Officer)