Form 10-Q
period 2012-06-30
STERICYCLE INC
filed 2012-08-08
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

YES [X ] NO [ ]

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

YES [ ] NO [X]

As of August 1, 2012 there were 85,651,695 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,213	$22,511
Short-term investments	418	416
Accounts receivable, less allowance for doubtful accounts of $18,612 in 2012 and $18,905 in 2011	294,890	290,854
Deferred income taxes	23,005	19,314
Prepaid expenses	23,347	22,466
Other current assets	40,255	35,035

Total Current Assets	436,128	390,596
Property, Plant and Equipment, net	309,443	293,912
Goodwill	1,962,849	1,913,703
Intangible assets, less accumulated amortization of $51,816 in 2012 and $42,050 in 2011	596,128	546,618
Other assets	37,106	32,261

Total Assets	$3,341,654	$3,177,090

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$82,074	$100,526
Accounts payable	77,240	66,635
Accrued liabilities	117,845	140,521
Deferred revenues	16,030	12,855
Other current liabilities	8,793	6,377

Total Current Liabilities	301,982	326,914
Long-term debt, net of current portion	1,282,462	1,284,113
Deferred income taxes	341,511	313,733
Other liabilities	26,523	25,079
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,478,988 issued and outstanding in 2012 and 84,696,227 issued and outstanding in 2011)	855	847
Additional paid-in capital	51,787	0
Accumulated other comprehensive loss	(57,736)	(45,984)
Retained earnings	1,372,808	1,243,303

Total Stericycle, Inc.’s Equity	1,367,714	1,198,166
Noncontrolling interest	21,462	29,085

Total Equity	1,389,176	1,227,251

Total Liabilities and Equity	$3,341,654	$3,177,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$468,950	$410,441	$929,027	$808,567

Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	248,832	213,530	493,014	419,408
Depreciation – cost of revenues	10,630	10,170	21,218	19,988
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	84,365	79,012	166,280	153,744
Depreciation – SG&A	2,261	2,235	4,412	4,173
Amortization	5,135	3,546	10,114	6,893

Total Costs and Expenses	351,223	308,493	695,038	604,206

Income from Operations	117,727	101,948	233,989	204,361

Other Income (Expense):
Interest income	124	63	216	247
Interest expense	(12,783)	(13,007)	(25,549)	(24,379)
Other income/ (expense), net	490	(819)	(68)	(1,082)

Total Other Expense	(12,169)	(13,763)	(25,401)	(25,214)

Income Before Income Taxes	105,558	88,185	208,588	179,147

Income Tax Expense	37,186	32,295	74,901	66,671

Net Income	$68,372	$55,890	$133,687	$112,476

Less: Net Income Attributable to Noncontrolling Interests	779	348	1,237	1,260

Net Income Attributable to Stericycle, Inc.	$67,593	$55,542	$132,450	$111,216

Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.79	$0.65	$1.56	$1.30

Diluted	$0.78	$0.63	$1.53	$1.27

Weighted Average Number of Common Shares Outstanding:
Basic	85,170,255	85,936,036	84,999,268	85,698,985
Diluted	86,835,615	87,935,310	86,714,407	87,738,638

Comprehensive Income	$39,136	$60,778	$121,963	$130,440
Less: Comprehensive (Loss)/ Income Attributable to Noncontrolling Interests	(259)	1,592	1,265	2,642

Comprehensive Income Attributable to Stericycle, Inc.	$39,395	$59,186	$120,698	$127,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands
	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$133,687	$112,476
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	602	(2,140)
Accelerated amortization of term loan financing fees	0	1,241
Stock compensation expense	8,217	7,718
Excess tax benefit of stock options exercised	(11,523)	(14,549)
Depreciation	25,630	24,161
Amortization	10,114	6,893
Deferred income taxes	14,546	18,734
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	5,368	(22,584)
Accounts payable	7,252	(5,531)
Accrued liabilities	(6,409)	(4,987)
Deferred revenues	2,111	(566)
Other assets and liabilities	(797)	(1,172)

Net cash provided by operating activities	188,798	119,694

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(111,716)	(280,823)
Purchase of short-term investments	(2)	(403)
Proceeds from sale of business and other assets	0	389
Capital expenditures	(33,819)	(23,652)

Net cash used in investing activities	(145,537)	(304,489)

FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(45,139)	(43,364)
Borrowings on foreign bank debt	28,208	27,256
Repayments on foreign bank debt	(21,392)	(1,986)
Borrowings on senior credit facility	282,381	933,516
Repayments on senior credit facility	(292,455)	(806,916)
Payments of deferred financing costs	(148)	0
Payments on capital lease obligations	(1,278)	(1,456)
Purchase and cancellation of treasury stock	(2,945)	(4,302)
Payments to noncontrolling interests	(10)	0
Proceeds from other issuance of common stock	28,450	27,069
Excess tax benefit of stock options exercised	11,523	14,549

Net cash (used in)/ provided by financing activities	(12,805)	144,366
Effect of exchange rate changes on cash	1,246	1,575

Net increase/ (decrease) in cash and cash equivalents	31,702	(38,854)
Cash and cash equivalents at beginning of period	22,511	77,053

Cash and cash equivalents at end of period	$54,213	$38,199

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$34,328	$10,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2012 (Unaudited) and

Year Ended December 31, 2011 (Audited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$ (16,869)	$ 31,925	$ 1,080,350
Net income				234,751		2,592	237,343
Currency translation adjustment					(29,456)	(3,437)	(32,893)
Amortization of treasury lock into income, net of tax of $216					341		341

Comprehensive income							204,791
Issuance of common stock for exercise of options and employee stock purchases	1,016	11	36,394				36,405
Purchase/ cancellation of treasury stock	(1,562)	(16)	(115,095)	(8,945)			(124,056)
Stock compensation expense			15,367				15,367
Excess tax benefit of stock options exercised			17,410				17,410
Noncontrolling interests acquired from new acquisitions						10,708	10,708
Reduction to noncontrolling interests due to additional ownership			(1,021)			(10,210)	(11,231)
Reduction to noncontrolling interests due to divestiture						(1,959)	(1,959)
Payments to noncontrolling interests						(534)	(534)

Balance at December 31, 2011	84,696	$ 847	$0	$ 1,243,303	$ (45,984)	$ 29,085	$ 1,227,251

Net income				132,450		1,237	133,687
Currency translation adjustment					(11,923)	28	(11,895)
Amortization of treasury lock into income, net of tax of $108					171		171

Comprehensive income							121,963
Issuance of common stock for exercise of options and employee stock purchases	821	8	32,047				32,055
Purchase/ cancellation of treasury stock	(38)	0	0	(2,945)			(2,945)
Stock compensation expense			8,217				8,217
Excess tax benefit of stock options exercised			11,523				11,523
Reduction to noncontrolling interests due to additional ownership						(8,878)	(8,878)
Payments to noncontrolling interests						(10)	(10)

Balance at June 30, 2012	85,479	$ 855	$51,787	$ 1,372,808	$ (57,736)	$ 21,462	$ 1,389,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2011, as filed with our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012.

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

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the six months ended June 30, 2012:

Acquisition Locations	2012
United States	9
Argentina	1
Japan	1
Romania	1
Spain	6
United Kingdom	1

Total	19

During the quarter ended March 31, 2012, we completed eleven acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business, selected assets of one regulated waste business, and selected assets of four compliance businesses. We also placed an amount into escrow for a potential future acquisition. Internationally, we acquired 100% of the stock of one regulated waste business in Romania. In Spain, we acquired 100% of the stock of two regulated waste businesses and selected assets of another regulated waste business. In Japan, we acquired selected assets of a regulated waste business. We also increased our majority share in a previous acquisition in Brazil to 100%.

During the quarter ended June 30, 2012, we completed eight acquisitions. Domestically we acquired selected assets of one regulated waste business, and selected assets of two compliance businesses. Internationally, we acquired 100% of the stock of two regulated waste businesses and selected assets of another regulated waste business in Spain. In the United Kingdom, we acquired selected assets of a compliance business. Finally, in Argentina, we acquired selected assets of a regulated waste business. We also increased our majority share in a previous acquisition in Chile to 90%.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid on acquisitions during the six months ended June 30, 2012:

In thousands
Cash	$111,716
Promissory notes	21,503
Deferred consideration	11,164
Contingent consideration	1,661

Total purchase price	$146,044

During the six months ended June 30, 2012, we recognized a net increase in goodwill of $56.5 million excluding the effect of foreign currency translation (see Note 10 - Goodwill, in the Notes to the Condensed Consolidated Financial Statements). A net of $56.8 million was assigned to our United States reporting segment while our International reporting segment had a $0.3 million net decrease. Approximately $57.5 million of the goodwill recognized during the six months ended June 30, 2012 will be deductible for income taxes.

During the six months ended June 30, 2012, we recognized a net increase in intangible assets of $70.1 million excluding the effect of foreign currency translation. The changes include $43.9 million in the estimated fair value of acquired customer relationships with amortizable lives of 15-40 years, $23.4 million in permits with indefinite lives, $2.7 million in a tradename with an amortizable life of 15 years, and $0.1 million in other intangible asset with amortizable life of 20 years.

The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the six months ended June 30, 2012:

In thousands
Fixed assets	$9,649
Intangibles	70,112
Goodwill	56,482
Net other assets/ (liabilities)	13,146
Debt	(334)
Net deferred tax liabilities	(11,889)
Noncontrolling interests	8,878

Total purchase price allocation	$146,044

For financial reporting purposes, our 2012 and 2011 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. During the six months ended June 30, 2012 and 2011, the Company incurred $3.7 million and $11.2 million, respectively, of acquisition related expenses. These expenses are included with “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income and Comprehensive Income. The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary pending completion of certain intangible asset valuations and completion accounts.

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

Goodwill Impairment Testing

On January 1, 2012, Stericycle adopted changes issued by the FASB to guidance on the testing for impairment of goodwill. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, using qualitative assessment, that it is more likely than not (greater than 50%) that its fair value is less than its carrying amount. As these changes should not affect the outcome of the impairment analysis of a reporting unit, these changes did not have an impact on our financial statements. We perform our annual test for goodwill impairment during the second quarter.

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

Accounting Standards Issued But Not Yet Adopted

Testing Indefinite-Lived Intangible Assets for Impairment

On July 27, 2012 the FASB issued guidance allowing a company to perform a qualitative assessment in determining whether an indefinite lived intangible asset is impaired. This new guidance is similar to the previously issued guidance allowing a qualitative assessment when performing annual goodwill impairment testing. The guidance also changes when a company should perform an interim period test for impairment, allowing for positive evidence to offset negative evidence when determining whether an interim impairment test is required. The new guidance should not affect the ultimate outcome of an impairment test; therefore there will be no impact on our financial statements. The effective date of this guidance for our Company is January 1, 2013; however, the guidance allows for early adoption. We are currently evaluating whether we will early adopt this guidance. We perform our annual test for impairment for indefinite lived intangibles in the fourth quarter.

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

In thousands
Fair Value Measurements Using
	Total as of June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$ 54,213	$ 54,213	$ 0	$ 0
Short-term investments	418	418	0	0

Total assets	$ 54,631	$ 54,631	$ 0	$ 0
Liabilities:
Contingent consideration	$ 10,266	$ 0	$ 0	$ 10,266

Total liabilities	$ 10,266	$ 0	$ 0	$ 10,266

In thousands
Fair Value Measurements Using
	Total as of December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$ 22,511	$ 22,511	$ 0	$ 0
Short-term investments	416	416	0	0

Total assets	$ 22,927	$ 22,927	$ 0	$ 0
Liabilities:
Contingent consideration	$ 9,921	$ 0	$ 0	$ 9,921

Total liabilities	$ 9,921	$ 0	$ 0	$ 9,921

We had contingent consideration liabilities recorded in the amounts of $10.3 million at June 30, 2012, and $9.9 million at December 31, 2011 using Level 3 inputs. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $13.0 million. Contingent consideration liabilities are reassessed each quarter and are reflected in the condensed consolidated balance sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2011	$9,921
Increases due to acquisitions	1,661
Decrease due to payments	(819)
Changes due to currency fluctuations	(1,099)
Changes in fair value reflected in Selling, general, and administrative expenses	602

Contingent consideration at June 30, 2012	$10,266

Fair Value of Debt: At June 30, 2012, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.40 billion compared to a carrying amount of $1.36 billion. At December 31, 2011, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.38 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.

The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended June 30, 2012 we had net increases to our accruals related to a reassessment of previous and current uncertain tax positions.

NOTE 6 – STOCK BASED COMPENSATION

At June 30, 2012 we had the following stock option plans:

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;
•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;
•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;
•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;
•	the 1997 Stock Option Plan, which expired in January 2007;
•	the 1996 Directors Stock Option Plan, which expired in May 2006;
•	Our Employee Stock Purchase Plan (ESPP), which our stockholders approved in May 2001.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the condensed consolidated statements of comprehensive income:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues – stock option plan	$33	$30	$71	$56
Selling, general and administrative – stock option plan	3,428	3,362	6,908	6,786
Selling, general and administrative – restricted stock units	385	216	688	374
Selling, general and administrative – ESPP	286	247	550	502

Total pre-tax expense	$4,132	$3,855	$8,217	$7,718

As of June 30, 2012, there was $37.8 million of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a weighted-average period of 2.04 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tax benefit recognized in income Statement	$1,489	$909	$2,608	$2,177
Excess tax benefit realized	6,462	6,457	11,523	14,549

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (in years)	6.00	5.75	6.00	5.75
Expected volatility	28.30%	27.83%	27.90%	27.93%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	0.82%	1.97%	1.06%	2.29%

The weighted average grant date fair value of the stock options granted during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average fair value at grant date	$22.29	$24.27	$20.08	$16.85

Stock option activity for the six months ended June 30, 2012, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2011	6,342,337	$50.06
Granted	1,062,351	86.12
Exercised	(797,627)	36.95
Cancelled or expired	(65,864)	63.01

Outstanding at June 30, 2012	6,541,197	$57.34	6.73	$	224,599,316

Exercisable at June 30, 2012	3,624,027	$46.21	5.48	$	164,749,395
Vested and expected to vest in the future at June 30, 2012	5,813,529	$55.12	6.50	$	212,502,389

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended June 30, and the exercise price associated with the respective option).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total exercise intrinsic value of options exercised	$23,442	$21,215	$40,024	$45,489

Restricted stock units (“RSUs”) activity for the quarter ended June 30, 2012 is summarized below. RSUs vest at the end of three or five years. Our 2008 Plan includes a share reserve related to RSUs granted at a 2-1 ratio.

	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in years)
Outstanding at December 31, 2011	34,738
Granted	39,237
Forfeited	(1,773)

Outstanding at June 30, 2012	72,202	2.95	$6,618,757

Exercisable at June 30, 2012	0	0.00	$0.00
Vested and expected to vest in the future at June 30, 2012	47,182	2.45	$4,325,187

NOTE 7 – COMMON STOCK

The following table provides information about our repurchase of shares of our common stock during the six months ended June 30, 2012.

	Number of Shares Repurchased and Cancelled	Amount Paid for Repurchases (000's)	Average Price Paid per Share
Three months ended March 31, 2012	38,552	$2,945	$76.38
Three months ended June 30, 2012	0	0	0

Six months ended June 30, 2012	38,552	$2,945	$76.38

Three months ended March 31, 2011	0	$0	$0
Three months ended June 30, 2011	50,675	4,302	84.90

Six months ended June 30, 2011	50,675	$4,302	$84.90

NOTE 8 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$67,593	$55,542	$132,450	$111,216

Denominator:
Denominator for basic earnings per share weighted average shares	85,170,255	85,936,036	84,999,268	85,698,985
Effect of diluted securities:
Employee stock options	1,665,360	1,999,274	1,715,139	2,039,653

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	86,835,615	87,935,310	86,714,407	87,738,638

Earnings per share – Basic	$0.79	$0.65	$1.56	$1.30

Earnings per share – Diluted	$0.78	$0.63	$1.53	$1.27

NOTE 9 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, net income attributable to noncontrolling interests, the change in cumulative currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three months and six months ended June 30, 2012 and 2011:

In thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$68,372	$55,890	$133,687	$112,476

Other comprehensive (loss)/ income:
Currency translation adjustments	(29,322)	4,802	(11,895)	17,793
Amortization of treasury lock into income, net of tax $108	86	86	171	171

Other comprehensive (loss)/ income	(29,236)	4,888	(11,724)	17,964

Comprehensive income	39,136	60,778	121,963	130,440
Less: comprehensive (loss)/ income attributable to noncontrolling interests	(259)	1,592	1,265	2,642

Comprehensive income attributable to Stericycle, Inc.	$39,395	$59,186	$120,698	$127,798

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 29.3 years. We have covenants not-to-compete intangibles with useful lives from two to ten years, with a weighted average remaining useful life of 5.0 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 20.2 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2011 were as follows by reporting segment:

In thousands
	United States	International	Total
Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764
Goodwill acquired during year	232,850	120,750	353,600
Goodwill allocation adjustments	(6,192)	(4,922)	(11,114)
Sale of business	0	(2,887)	(2,887)
Changes due to currency fluctuation	0	(21,660)	(21,660)

Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703

Goodwill acquired during year	58,700	21,490	80,190
Goodwill allocation adjustments	(1,921)	(21,787)	(23,708)
Changes due to currency fluctuation	0	(7,336)	(7,336)

Balance as of June 30, 2012	$1,563,195	$399,654	$1,962,849

The adjustments to goodwill for 2011 acquisitions are primarily due to the finalization of intangible asset valuations.

As of June 30, 2012 and December 31, 2011, the values of the intangible assets were as follows:

In thousands
	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,933	$5,111	$5,822	$10,903	$4,350	$6,553
Customer relationships	518,614	45,757	472,857	480,033	36,994	443,039
Tradenames	4,868	581	4,287	2,556	391	2,165
License agreements	720	367	353	720	315	405
Other	86	0	86	0	0	0
Indefinite lived intangibles:
Operating permits	112,723	0	112,723	94,456	0	94,456

Total	$647,944	$51,816	$596,128	$588,668	$42,050	$546,618

During the quarters ended June 30, 2012 and 2011, the aggregate amortization expense was $5.1 million and $3.5 million, respectively. For the six months ended June 30, 2012 and 2011, the aggregate amortization expense was $10.1 million and $6.9 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2012	$20,361
2013	21,127
2014	20,945
2015	20,654
2016	20,487

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2012.

During the quarter ended June 30, 2012, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Returns and Recall Management Services, and International. We calculated fair value for our reporting units using two methods, one a market approach and the other an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior 30 days and the outstanding share count at June 30, 2012. We then look at the Company’s Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other items, such as change in fair value of contingent consideration, restructuring costs and plant closure expenses, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit’s individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.

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

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands
	June 30, 2012	December 31, 2011
Obligations under capital leases	$4,429	$4,679
$1 billion revolver weighted average rate 1.68%, due in 2016	516,074	527,884
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
Acquisition notes weighted average rate of 2.98% and weighted average maturity of 4.2 years	226,935	240,138
Foreign bank debt weighted average rate 6.04% and Weighted average maturity of 2.2 years	117,098	111,938

	1,364,536	1,384,639
Less: current portion	82,074	100,526

Total	$1,282,462	$1,284,113

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2012, we were in compliance with all of our financial debt covenants.

As of June 30, 2012 and December 31, 2011, we had $156.2 million and $159.1 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of June 30, 2012 and December 31, 2011 was $327.7 million and $313.0 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.2 million with JPMorganChase Bank N.A. that matures on March 31, 2013. We also have extended notes receivable to Shiraishi for approximately $15.4 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Regulated waste management services	$308,882	$273,828	$602,307	$528,635
Regulated returns and recall management services	28,977	26,903	64,741	62,708

Total revenue	337,859	300,731	667,048	591,343

Net interest expense	10,252	10,848	20,586	20,533
Income before income taxes	89,399	72,987	176,456	145,288
Income taxes	32,437	26,943	66,884	56,093

Net income attributable to Stericycle, Inc.	$56,962	$46,044	$109,572	$89,195

Depreciation and amortization	$10,947	$10,183	$21,503	$19,632

Detailed information for our International reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Regulated waste management services	$131,091	$109,710	$261,979	$217,224
Net interest expense	2,407	2,096	4,747	3,599
Income before income taxes	16,159	15,198	32,132	33,859
Income taxes	4,749	5,352	8,017	10,578
Net income	11,410	9,846	24,115	23,281
Less: net income attributable to noncontrolling interests	779	348	1,237	1,260

Net income attributable to Stericycle, Inc.	$10,631	$9,498	$22,878	$22,021

Depreciation and amortization	$7,079	$5,768	$14,241	$11,422

NOTE 13 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a diverse customer base of over 535,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste services, regulated returns and recall management services, patient communications services, and medical safety products. The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal. Our regulated returns and recall management services help pharmacies and manufacturers handle the return of unused and expired pharmaceuticals. Through ExpertRECALL™, we manage all aspects of a product recall or withdrawal for pharmaceutical, medical device, and consumer product manufacturers in a manner compliant with applicable regulations. ExpertRETRIEVAL/QA™ performs retail quality audits, consumer complaint retrieval and product retrieval services, and brand integrity monitoring for retailers, manufacturers, and other businesses. We also provide communications services to healthcare providers to improve office productivity and communications with patients. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system.

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

Highlights of the three months ended June 30, 2012:

•	revenues grew to $468.9 million, a 14.3% increase over $410.4 million from the second quarter last year;
•	second quarter gross margins decreased to 44.7% in 2012 from 45.5% in 2011;
•	operating income was $117.7 million, a 15.5% increase over $101.9 million from the second quarter last year;
•	we incurred a net $2.7 million in expenses related to acquisitions, change in fair value of contingent consideration, and restructuring and plant closure;
•	we incurred $1.0 million in integration expenses related to acquisitions;
•	cash flow from operations was $89.2 million.

Highlights of the six months ended June 30, 2012:

•	revenues grew to $929.0 million, a 14.9% increase over $808.6 million from 2011;
•	gross margins decreased to 44.6% in 2012 from 45.7% in 2011;
•	operating income was $234.0 million, a 14.5% increase over $204.4 million from 2011;
•	we incurred a net $5.5 million in expenses related to acquisitions, change in fair value of contingent consideration, and restructuring and plant closure;
•	we incurred $2.3 million in integration expenses related to acquisitions;
•	cash flow from operations was $188.8 million.

During the quarter ending June 30, 2012 we completed our annual goodwill impairment test. The results of that test did not indicate any impairment to our goodwill (See Note 10 - Goodwill, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part 1)).

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2012		2011
	$	%	$	%
Revenues	$468,950	100.0	$410,441	100.0
Cost of revenues	248,832	53.1	213,538	52.0
Depreciation	10,630	2.3	10,170	2.5
Restructuring costs	0	0.0	(8)	-0.0

Total cost of revenues	259,462	55.3	223,700	54.5
Gross profit	209,488	44.7	186,741	45.5
Selling, general and administrative expenses	80,652	17.2	72,261	17.6
Depreciation	2,261	0.5	2,235	0.5
Amortization	5,135	1.1	3,546	0.9

Total selling, general and administrative expenses	88,048	18.8	78,042	19.0
Acquisition expenses	2,207	0.5	5,261	1.3
Change in fair value of contingent consideration	(602)	-0.1	0	0.0
Integration expenses	1,044	0.2	1,287	0.3
Restructuring costs and plant closure expense	1,064	0.2	203	0.0

Income from operations	117,727	25.1	101,948	24.8
Net interest expense	12,659	2.7	12,944	3.2
Income tax expense	37,186	7.9	32,295	7.9
Net income	68,372	14.6	55,890	13.6
Less: net income attributable to noncontrolling interests	779	0.2	348	0.1

Net income attributable to Stericycle, Inc.	$67,593	14.4	$55,542	13.5
Earnings per share- diluted	$0.78		$0.63

Revenues: Our revenues increased $58.5 million, or 14.3%, in the second quarter of 2012 to $468.9 million from $410.4 million in the same period in 2011. Domestic revenues increased $37.1 million, or 12.3%, to $337.8 million from $300.7 million in the same period in 2011. Internal revenue growth for domestic small account customers increased by $17.0 million, or approximately 10%, and internal revenue growth for large quantity customers increased by $8.0 million, or approximately 8%. Internal revenues for returns and recall management services decreased by $0.7 million in 2012. Internal revenues excludes acquisitions less than one year old. Total regulated waste and returns and recall management domestic acquisitions less than one year old contributed approximately $12.8 million to the increase in revenues, of which $2.7 million was related to our returns and recall management services.

International revenues increased $21.4 million, or 19.5%, in the second quarter of 2012, to $131.1 million from $109.7 million in the same period in 2011. Internal growth in the international segment contributed $5.7 million in increased revenues. Internal growth excludes the effect of foreign exchange, and the impact of acquisitions and divestitures less than one year old. The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $8.1 million while acquisitions, net of divestitures, less than one year old contributed an additional $23.8 million in revenues.

Cost of Revenues: Our cost of revenues increased $35.8 million, or 16.0%, in the second quarter of 2012 to $259.5 million from $223.7 million in the same period in 2011. Our domestic cost of revenues increased $20.6 million, or 13.5%, in the second quarter of 2012 to $173.1 million from $152.5 million in the same period in 2011 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $15.2 million, or 21.3%, in the second quarter of 2012 to $86.4 million from $71.2 million in the same period in 2011 as a result of costs related to proportional increase in revenues, partially driven by the impact of exchange rates.

Our Company wide gross margin percentage decreased to 44.7% during the second quarter of 2012 from 45.5% during the same period in 2011 primarily due to lower margin newly acquired revenues offset partially by improvements in the base business margins.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses increased approximately $10.0 million, or 12.8%, in the second quarter of 2012 to $88.0 million from $78.0 million in the same period in 2011. As a percentage of revenue, these costs decreased by 0.2% for the second quarter 2012 compared to the same period in 2011.

Domestically, second quarter SG&A expenses increased $4.7 million, or 8.0%, to $63.6 million from $58.9 million in the same period in 2011. As percentage of revenues, SG&A was lower at 18.8% in the second quarter of 2012 compared to 19.6% in 2011. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1%.

Internationally, second quarter SG&A expenses increased $5.3 million or 27.7% to $24.4 million from $19.1 million in the same period in 2011. As a percentage of revenues, SG&A was 18.7% in 2012 compared to 17.5% in 2011. The increase in SG&A was primarily due to the increased number of international acquisitions partially offset by cost savings from the restructuring of the international management structure and the continued integration of acquisitions. SG&A expense, as a percentage to revenue, was up due to a higher ratio of amortization expense to revenues and the inclusion of stock compensation expense.

Income from Operations: Income from operations increased $15.8 million, or 15.5%, in the second quarter of 2012 to $117.7 million from $101.9 million in same period in 2011. During the quarter ended June 2012, we recognized $2.2 million in acquisition expenses, $1.0 million of expense related to the integration of new acquisitions, $1.1 million of restructuring and plant closure costs, partially offset by $0.6 million related to a change in fair value of contingent consideration. Of the $1.1 million of restructuring and plant closure costs, $0.7 million was related to a facility closure.

During the quarter ended June 2011, we recognized $5.3 million in acquisition expenses, $1.3 million of expense related to the integration of new acquisitions, and $0.2 million of restructuring costs.

Net Interest Expense: Net interest expense decreased to $12.7 million during the second quarter in 2012 from $12.9 million during the same period in 2011. Our interest expense was higher in second quarter of 2011 due to the acceleration of amortization of finance fees of $0.2 million related to our term loan that was repaid prior to scheduled maturity of June 2012.

Income Tax Expense: Income tax expense increased to $37.2 million in the second quarter of 2012 from $32.3 million in the same period in 2011. The effective tax rates for the quarters ended June 30, 2012 and 2011 were 35.2% and 36.6%, respectively. The reduction in our consolidated effective tax rate is primarily due to the increase in our international businesses which have lower effective rates.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2012		2011
	$	%	$	%
Revenues	$929,027	100.0	$808,567	100.0
Cost of revenues	493,014	53.1	419,354	51.9
Depreciation	21,218	2.3	19,988	2.5
Restructuring costs	0	0.0	54	0.0

Total cost of revenues	514,232	55.4	439,396	54.3
Gross profit	414,795	44.6	369,171	45.7
Selling, general and administrative expenses	158,459	17.1	142,233	17.6
Depreciation	4,412	0.5	4,173	0.5
Amortization	10,114	1.1	6,893	0.9

Total selling, general and administrative expenses	172,985	18.6	153,299	19.0
Acquisition expenses	3,746	0.4	11,199	1.4
Change in fair value of contingent consideration	602	0.1	(2,140)	-0.3
Integration expenses	2,323	0.3	2,053	0.3
Restructuring costs and plant closure expense	1,150	0.1	399	0.0

Income from operations	233,989	25.2	204,361	25.3
Net interest expense	25,333	2.7	24,132	3.0
Income tax expense	74,901	8.1	66,671	8.2
Net income	133,687	14.4	112,476	13.9
Less: net income attributable to noncontrolling interests	1,237	0.1	1,260	0.2

Net income attributable to Stericycle, Inc.	$132,450	14.3	$111,216	13.8
Earnings per share- diluted	$1.53		$1.27

Revenues: Our revenues increased $120.5 million, or 14.9%, to $929.0 million in 2012 from $808.5 million in 2011. Domestic revenues increased $75.7 million, or 12.8%, to $667.0 million from $591.3 million in 2011. Internal revenue growth for domestic small account customers increased by approximately $33.0 million, or 10%, and internal revenue growth for large quantity customers increased by approximately $15.0 million, or 8%. Internal revenue for returns management decreased by $3.2 million, and domestic acquisitions less than one year old contributed approximately $30.9 million to the increase in domestic revenues.

International revenues increased $44.8 million to $262.0 million, or 20.6%, from $217.2 million in 2011. Internal growth in the international segment contributed $9.5 million, or approximately 4% in increased revenues, excluding the effect of exchange rates and acquisitions. The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $11.4 million, and acquisitions less than one year old contributed an additional $46.7 million in international revenues.

Cost of Revenues: Our cost of revenues increased $74.8 million, or 17.0%, to $514.2 million during 2012 from $439.4 million during 2011. Our domestic cost of revenues increased $43.2 million, or 14.5%, to $342.1 million from $298.9 million in 2011 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $31.6 million, or 22.5% to $172.1 million from $140.5 million in 2011 as a result of costs related to proportional increase in revenues from acquisitions and partially driven by the impact of exchange rates.

Our company wide gross margin percentage decreased to 44.6% during 2012 from 45.7% during 2011 due to the inclusion of lower margin acquired revenues.

Selling, General and Administrative Expenses: SG&A increased $19.7 million, or 12.8%, to $173.0 million, for the six months ended June 30, 2012 from $153.3 million for the comparable period in 2011. As a percentage of revenue, these costs decreased by 0.4% for the six months ended June 30, 2012 compared to the same period in 2011.

Domestically, 2012 SG&A increased $8.9 million, or 7.7%, to $124.3 million from $115.4 million in 2011. The increase was primarily due to SG&A expenses related to the acquired revenues, higher amortization, market penetration for our Sharps Management and Pharmaceutical Waste programs, investment in the Steri-Safe services, and compliance related services.

Internationally, our SG&A increased $10.8 million, or 28.5%, to $48.7 million in 2012 from $37.9 million in 2011. As a percentage of revenues, SG&A was 18.6% in 2012 and 17.4% in 2011. The increase in SG&A was due to the increased number of international acquisitions partially offset by restructuring of the international management structure and the continued integration of acquisitions. SG&A expense, as a percentage to revenue, was up due to a higher ratio of amortization expense to revenues and the inclusion of stock compensation expense.

Income from Operations: Income from operations increased $29.6 million, or 14.5%, to $234.0 million for the six months ended June 30, 2012 from $204.4 million for the comparable period in 2011. During the six months ended June 30, 2012, we recognized $3.7 million in acquisition expenses, $2.3 million related to the integration of new acquisitions, $0.6 million of expense related to a change in fair value of contingent consideration, and $1.2 million of restructuring and plant closure costs.

During the six months ended June 30, 2011, we recognized $11.2 million in acquisition expenses, $2.1 million related to the integration of new acquisitions, and $0.4 million of restructuring costs, partially offset by $2.1 million gain related to a change in fair value of contingent consideration.

Net Interest Expense: Net interest expense increased to $25.3 million during the six months ended June 30, 2012 from $24.1 million during the comparable period in 2011 primarily due to increased borrowings. Our interest expense was higher in 2012 due to higher rate on our revolver borrowings and higher debt levels, partially offset by an additional interest expense of $1.2 million in the second quarter of 2011 due to the acceleration of amortization of finance fees related to our term loan that was repaid prior to scheduled maturity of June 2012.

Income Tax Expense: Income tax expense increased to $74.9 million for the six months ended June 30, 2012 from $66.7 million for the comparable period in 2011. The increase was due to higher taxable income. The effective tax rates for the six months ended June 30, 2012 and 2011 were 35.9% and 37.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2012, we were in compliance with all of our financial debt covenants.

As of June 30, 2012, we had $516.1 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $95.6 million. We also had $156.2 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of June 30, 2012 was $327.7 million. At June 30, 2012, our interest rates on borrowings under our revolving credit facility, including our facility fee, were as follows:

•	For short-term borrowing (overnight): Federal funds rate plus 0.75% , the Eurocurrency rate plus 1.25% or prime rate plus 0.375%, whichever is higher; and
•	For borrowing greater than one month: LIBOR plus 1.375%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.68% per annum.

As of June 30, 2012, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of June 30, 2012, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears on April 15 and October 15 beginning on April 15 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of June 30, 2012, we had $348.5 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2012, other foreign subsidiary bank debt, and capital lease obligations.

Working Capital: At June 30, 2012, our working capital increased $70.4 million to $134.1 million compared to $63.7 million at December 31, 2011.

Our current assets increased by $45.5 million in 2012 of which $15.8 million was related to acquisitions. Our cash and cash equivalents increased by $31.7 million primarily related to increased collections.

Our current liabilities decreased by $24.9 million primarily related to income tax payments made in the quarter. During the second quarter of any year, we make two quarterly payments to the internal revenue service for estimated taxes, one related to the first quarter and one related to the second quarter.

Net Cash Provided or Used: Net cash provided by operating activities increased $69.1 million, or 57.7%, to $188.8 million during the six months ended June 30, 2012 compared to $119.7 million for the comparable period in 2011. This increase was driven by strong collections and higher revenues both domestically and internationally. Our days sales outstanding (“DSO”) was at 58 days in 2012 and 53 days for the comparable period 2011, while our DSO at December 31, 2011 was at 59 days. This increase was primarily due to acquisitions during 2011. Cash provided by operations as a ratio to net income is 141% and 106% for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in investing activities for the six months ended June 30, 2012 was $145.5 million compared to $304.5 million in the comparable period in 2011. We had $169.1 million decrease in cash spent to acquire new businesses; during April of 2011 we acquired Healthcare Waste Solutions, Inc. for $237.0 million in cash. Our capital expenditures increased $10.2 million and as a percentage of revenue it increased to 3.6% in 2012 from 2.9% for the comparable period 2011.

Net cash used in financing activities was $12.8 million during the six months ended June 30, 2012 compared to $144.4 million net cash provided in the comparable period in 2011. The period over period variance of $157.2 million is primarily due to our funding of acquisitions in the 2011 period with our senior credit facility and other foreign bank borrowings, compared to our net repayments of these sources of funds in 2012.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding their medical waste management business and has a one year loan with a current balance of $6.2 million with JPMorganChase Bank N.A. that matures on March 31, 2013. We also have extended notes receivable to Shiraishi for approximately $15.4 million in support of their medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

Annual Impairment Test: We completed our annual goodwill impairment test during the second quarter of 2012. We used both a market approach and an income approach to determine the fair value of our reporting units. The market approach compares the market capitalization of the company as a whole, which is the fair value, and allocates a portion of that fair value to each reporting unit based on that reporting unit’s historic cash flows, as measured by a modified Earnings Before Interest, Taxes, Depreciation, and Amortization. The income approach uses estimates of future cash flows discounted to a present value to arrive at a fair value. Both the market and income approaches indicated no impairment to any of our three reporting units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $6.3 million on a pre-tax basis.

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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of June 30, 2012, we had purchased a cumulative total of 16,248,265 shares.

The following table provides information about our purchases during the six months ended June 30, 2012 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2012	38,552	$76.38	38,552	4,289,133
February 1 - February 29, 2012	0	0	0	4,289,133
March 1 - March 31, 2012	0	0	0	4,289,133
April 1 - April 30, 2012	0	0	0	4,289,133
May 1 - May 31, 2012	0	0	0	4,289,133
June 1 - June 30, 2012	0	0	0	4,289,133

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Mark C. Miller, Chairman and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2012

STERICYCLE, INC.
(Registrant)
By:	/s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)