Form 10-Q
period 2012-09-30
STERICYCLE INC
filed 2012-11-08
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

YES [    ] NO [X]

As of November 1, 2012 there were 85,889,501 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

Page No.
PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	1

Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 (Unaudited) and year ended December 31, 2011 (Audited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II. Other Information

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	32

Signatures	32

Certifications	33

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,205	$22,511
Short-term investments	466	416
Accounts receivable, less allowance for doubtful accounts of $18,711 in 2012 and $18,905 in 2011	314,577	290,854
Deferred income taxes	19,712	19,314
Prepaid expenses	26,092	22,466
Other current assets	40,333	35,035

Total Current Assets	417,385	390,596
Property, Plant and Equipment, net	328,222	293,912
Goodwill	2,005,698	1,913,703
Intangible assets, less accumulated amortization of $57,855 in 2012 and $42,050 in 2011	623,418	546,618
Other assets	36,873	32,261

Total Assets	$3,411,596	$3,177,090

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$286,636	$100,526
Accounts payable	80,213	66,635
Accrued liabilities	122,010	140,521
Deferred revenues	15,248	12,855
Other current liabilities	17,216	6,377

Total Current Liabilities	521,323	326,914
Long-term debt, net of current portion	1,010,514	1,284,113
Deferred income taxes	356,196	313,733
Other liabilities	30,705	25,079
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,924,721 issued and outstanding in 2012 and 84,696,227 issued and outstanding in 2011)	859	847
Additional paid-in capital	84,046	0
Accumulated other comprehensive loss	(41,602)	(45,984)
Retained earnings	1,434,373	1,243,303

Total Stericycle, Inc.’s Equity	1,477,676	1,198,166
Noncontrolling interest	15,182	29,085

Total Equity	1,492,858	1,227,251
Total Liabilities and Equity	$3,411,596	$3,177,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (Unaudited)

In thousands, except share and per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$480,484	$420,924	$1,409,511	$1,229,491

Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	253,526	220,419	746,540	639,827
Depreciation - cost of revenues	11,404	10,450	32,622	30,438
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	92,966	79,006	259,246	232,750
Depreciation – SG&A	2,480	2,274	6,892	6,447
Amortization	5,561	4,209	15,675	11,102

Total Costs and Expenses	365,937	316,358	1,060,975	920,564

Income from Operations	114,547	104,566	348,536	308,927

Other Income (Expense):
Interest income	117	237	333	484
Interest expense	(13,048)	(12,034)	(38,597)	(36,413)
Other income/ (expense), net	(488)	(577)	(556)	(1,659)

Total Other Expense	(13,419)	(12,374)	(38,820)	(37,588)

Income Before Income Taxes	101,128	92,192	309,716	271,339

Income Tax Expense	35,382	32,448	110,283	99,119

Net Income	$65,746	$59,744	$199,433	$172,220

Less: Net Income Attributable to Noncontrolling Interests	269	497	1,506	1,757

Net Income Attributable to Stericycle, Inc.	$65,477	$59,247	$197,927	$170,463

Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.76	$0.69	$2.32	$1.99

Diluted	$0.75	$0.68	$2.28	$1.95

Weighted Average Number of Common Shares Outstanding:
Basic	85,748,998	85,564,682	85,251,002	85,654,097
Diluted	87,305,779	87,385,121	86,911,229	87,620,867

Comprehensive Income	$82,452	$24,195	$204,415	$154,635
Less: Comprehensive (Loss)/ Income Attributable to Noncontrolling Interests	841	(2,469)	2,106	173

Comprehensive Income Attributable to Stericycle, Inc.	$81,611	$26,664	$202,309	$154,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$199,433	$172,220
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	4,867	323
Change in fair value of contingent consideration	591	(2,140)
Accelerated amortization of term loan financing fees	0	1,241
Stock compensation expense	12,346	11,563
Excess tax benefit of stock options exercised	(20,994)	(16,614)
Depreciation	39,514	36,885
Amortization	15,675	11,102
Deferred income taxes	25,462	27,685
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(4,657)	(20,288)
Accounts payable	7,246	(11,239)
Accrued liabilities	(972)	16,694
Deferred revenues	615	(1,241)
Other assets and liabilities	(1,979)	(11,015)

Net cash provided by operating activities	277,147	215,176

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(153,390)	(467,430)
(Purchase of) / proceeds from short-term investments	(49)	15,941
Proceeds from sale of business and other assets	764	2,371
Capital expenditures	(51,658)	(36,981)

Net cash used in investing activities	(204,333)	(486,099)

FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(70,630)	(48,768)
Borrowings on foreign bank debt	74,350	39,730
Repayments on foreign bank debt	(47,636)	(8,256)
Borrowings on senior credit facility	532,701	1,433,405
Repayments on senior credit facility	(629,302)	(1,163,613)
Payments of deferred financing costs	(148)	(3,740)
Payments on capital lease obligations	(2,559)	(2,703)
Purchase and cancellation of treasury stock	(2,945)	(81,201)
Payments to noncontrolling interests	(398)	0
Proceeds from other issuance of common stock	44,879	30,487
Excess tax benefit of stock options exercised	20,994	16,614

Net cash (used in)/ provided by financing activities	(80,694)	211,955
Effect of exchange rate changes on cash	1,574	3,087

Net decrease in cash and cash equivalents	(6,306)	(55,881)
Cash and cash equivalents at beginning of period	22,511	79,276

Cash and cash equivalents at end of period	$16,205	$23,395

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$62,262	$41,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2012 (Unaudited) and

Year Ended December 31, 2011 (Audited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350
Net income				234,751		2,592	237,343
Currency translation adjustment					(29,456)	(3,437)	(32,893)
Amortization of treasury lock into income, net of tax of $216					341		341

Comprehensive income							204,791
Issuance of common stock for exercise of options and employee stock purchases	1,016	11	36,394				36,405
Purchase/ cancellation of treasury stock	(1,562)	(16)	(115,095)	(8,945)			(124,056)
Stock compensation expense			15,367				15,367
Excess tax benefit of stock options exercised			17,410				17,410
Noncontrolling interests acquired from new acquisitions						10,708	10,708
Reduction to noncontrolling interests due to additional ownership			(1,021)			(10,210)	(11,231)
Reduction to noncontrolling interests due to divestiture						(1,959)	(1,959)
Payments to noncontrolling interests						(534)	(534)

Balance at December 31, 2011	84,696	$847	$0	$1,243,303	$(45,984)	$29,085	$1,227,251

Net income				197,927		1,506	199,433
Currency translation adjustment					3,837	600	4,437
Amortization of treasury lock into income, net of tax of $162					256		256
Change in fair value of cash flow hedge, net of tax of $193					289		289

Comprehensive income							204,415
Issuance of common stock for exercise of options and employee stock purchases	1,311	13	48,748				48,761
Purchase/ cancellation of treasury stock	(82)	(1)	0	(6,857)			(6,858)
Stock compensation expense			12,346				12,346
Excess tax benefit of stock options exercised			20,994				20,994
Noncontrolling interests acquired from new acquisitions						4,386	4,386
Reduction to noncontrolling interests due to additional ownership			1,958			(19,997)	(18,039)
Payments to noncontrolling interests						(398)	(398)

Balance at September 30, 2012	85,925	$859	$84,046	$1,434,373	$(41,602)	$15,182	$1,492,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2011, as filed with our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012.

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

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the nine months ended September 30, 2012:

Acquisition Locations	2012
United States	12
Argentina	1
Brazil	1
Chile	2
Japan	1
Mexico	2
Portugal	1
Romania	2
Spain	6
United Kingdom	3

Total	31

During the quarter ended March 31, 2012, we completed eleven acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business, selected assets of one regulated waste business, and selected assets of four patient communication and compliance businesses. We also placed an amount into escrow for a potential future acquisition. In Romania we acquired 100% of the stock of one regulated waste business. In Spain we acquired 100% of the stock of two regulated waste businesses and selected assets of another regulated waste business. In Japan we acquired selected assets of a regulated waste business. We also increased our majority share in a previous acquisition in Brazil to 100%.

During the quarter ended June 30, 2012, we completed eight acquisitions. Domestically we acquired selected assets of one regulated waste business, and selected assets of two patient communication and compliance businesses. In Spain we acquired 100% of the stock of two regulated waste businesses and selected assets of another regulated waste business. In the United Kingdom we acquired selected assets of a patient communication and compliance business. In Argentina we acquired selected assets of a regulated waste business. We also increased our majority share in a previous acquisition in Chile to 90%.

During the quarter ended September 30, 2012, we completed twelve acquisitions. Domestically, we acquired 100% of the stock of a regulated waste business, and selected assets of two regulated waste businesses. In Brazil we acquired 100% stock of a regulated waste business. In Chile we acquired 70% of the stock of two regulated waste businesses. In Mexico we acquired 100% stock of two regulated waste businesses. In Portugal we acquired selected assets of a regulated waste business. In Romania we acquired selected assets of a regulated waste business. In the United Kingdom we acquired 100% of the stock of a regulated waste business and selected assets of another regulated waste business. We also increased our majority share in a previous acquisition in Brazil from 82.5% to 100%.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid on acquisitions during the nine months ended September 30, 2012:

In thousands
Cash	$153,390
Promissory notes	24,496
Deferred consideration	19,181
Contingent consideration	18,585

Total purchase price	$215,652

For financial reporting purposes, our 2012 and 2011 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. During the nine months ended September 30, 2012, we recognized a net increase in goodwill of $87.4 million excluding the effect of foreign currency translation (see Note 10 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net of $55.8 million was assigned to our United States reporting segment, and $31.6 million was assigned to our International reporting segment. Approximately $56.7 million of the goodwill recognized during the nine months ended September 30, 2012 will be deductible for income taxes.

During the nine months ended September 30, 2012, we recognized a net increase in intangible assets of $98.7 million excluding the effect of foreign currency translation. The changes include $72.5 million in the estimated fair value of acquired customer relationships with amortizable lives of 15-40 years, $23.4 million in permits with indefinite lives, $2.7 million in a tradename with an amortizable life of 15 years, and $0.1 million in other intangible asset with amortizable life of 10 years.

The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the nine months ended September 30, 2012:

In thousands
Fixed assets	$21,572
Intangibles	98,706
Goodwill	87,410
Net other assets/ (liabilities)	12,703
Debt	(3,348)
Net deferred tax liabilities	(17,002)
Noncontrolling interests	15,611

Total purchase price allocation	$215,652

During the nine months ended September 30, 2012 and 2011, the Company incurred $6.2 million and $14.4 million, respectively, of acquisition related expenses. These expenses are included with SG&A on our Condensed Consolidated Statements of Income and Comprehensive Income.

In July 2012, we were required by the United Kingdom Competition Committee to divest a business acquired in 2011. The sale price of the business was $0.7 million and resulted in a pretax loss of $4.9 million which is included in “Selling, general and administrative expenses” (“SG&A”). The following table summarizes the assets sold:

In thousands
Fixed assets	$(393)
Intangibles	(4,060)
Goodwill	(1,178)

Total divestiture	$(5,631)

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

Goodwill Impairment Testing

On January 1, 2012, Stericycle adopted changes issued by the FASB to guidance on the testing for impairment of goodwill. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments, an entity has the option to use a qualitative assessment, that it is more likely than not (greater than 50%) that the fair value of goodwill is less than its carrying amount. We performed our annual test for goodwill impairment during the second quarter and chose to perform a quantitative assessment.

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

In thousands
		Fair Value Measurements Using
	Total as of September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$16,205	$16,205	$0	$0
Short-term investments	466	466	0	0
Fair Value of Hedge	483	0	483	0

Total assets	$17,154	$16,671	$483	$0
Liabilities:
Contingent consideration	$22,861	$0	$0	$22,861

Total liabilities	$22,861	$0	$0	$22,861

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,511	$22,511	$0	$0
Short-term investments	416	416	0	0

Total assets	$22,927	$22,927	$0	$0
Liabilities:
Contingent consideration	$9,921	$0	$0	$9,921

Total liabilities	$9,921	$0	$0	$9,921

We recorded a $0.5 million asset related to the fair value of a treasury lock hedge. The treasury lock hedge locked in the interest rate on the issuance of expected private placement debt and was used to eliminate interest rate risk. The fair value of the hedge was calculated by taking the present value of the difference between the locked rate and treasury rates at September 30, 2012. The hedge will terminate in October 2012 at which time the settlement amount, net of tax, will be recognized in accumulated other comprehensive income and amortized to net interest expense over the life of the underlying debt.

We had contingent consideration liabilities recorded in the amounts of $22.9 million, of which $14.0 million is current, at September 30, 2012, and $9.9 million at December 31, 2011 using Level 3 inputs. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $24.9 million. Contingent consideration liabilities are reassessed each quarter and are reflected in the condensed consolidated balance sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2011	$9,921
Increases due to acquisitions	18,585
Decrease due to payments	(7,223)
Changes due to currency fluctuations	987
Changes in fair value reflected in Selling, general, and administrative expenses	591

Contingent consideration at September 30, 2012	$22,861

Fair Value of Debt: At September 30, 2012, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.34 billion compared to a carrying amount of $1.30 billion. At December 31, 2011, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.38 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – INCOME TAXES

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.

The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended September 30, 2012 we had immaterial net decreases to our accruals related to a reassessment of previous and current uncertain tax positions.

NOTE 6 – STOCK BASED COMPENSATION

At September 30, 2012 we had the following stock option and stock purchase plans:

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006;
•	Our Employee Stock Purchase Plan (“ESPP”), which our stockholders approved in May 2001.

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSU”), and the ESPP included in the Condensed Consolidated Statements of Income and Comprehensive Income:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues – stock option plan	$34	$33	$105	$89
Selling, general and administrative – stock option plan	3,421	3,336	10,329	10,122
Selling, general and administrative – restricted stock units	389	219	1,077	593
Selling, general and administrative – ESPP	285	257	835	759

Total pre-tax expense	$4,129	$3,845	$12,346	$11,563

As of September 30, 2012, there was $32.8 million of total unrecognized compensation expense, related to non-vested option awards and RSU, which is expected to be recognized over a weighted-average period of 1.81 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax benefit recognized in income Statement	$1,631	$291	$4,239	$2,468
Excess tax benefit realized	9,471	2,065	20,994	16,614

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	6.00	5.75	6.00	5.75
Expected volatility	27.52%	27.70%	27.90%	27.41%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	0.79%	1.38%	1.06%	2.23%

The weighted average grant date fair value of the stock options granted during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average fair value at grant date	$20.68	$19.94	$20.09	$21.09

Stock option activity for the nine months ended September 30, 2012, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
			(in years	)
Outstanding at December 31, 2011	6,342,337	$50.06
Granted	1,072,101	86.17
Exercised	(1,286,860)	35.88
Cancelled or expired	(86,249)	63.43

Outstanding at September 30, 2012	6,041,329	$59.24	6.71		$188,774,934

Exercisable at September 30, 2012	3,153,374	$48.18	5.48		$133,406,484
Vested and expected to vest in the future at September 30, 2012	5,433,451	$57.38	6.52		$179,928,576

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter and nine months ended September 30, and the exercise price associated with the respective option).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total exercise intrinsic value of options exercised	$28,558	$6,387	$68,582	$51,876

Restricted stock units (“RSUs”) activity for the nine months ended September 30, 2012 is summarized below. RSUs vest at the end of three or five years. Our 2008 and 2011 Plans include a share reserve related to RSUs granted at a 2-1 ratio.

	Number of Units	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
		(in years	)
Outstanding at December 31, 2011	34,738
Granted	39,237
Forfeited	(1,773)

Outstanding at September 30, 2012	72,202	2.69		$6,533,061

Exercisable at September 30, 2012	0	0.00		$0.00
Vested and expected to vest in the future at September 30, 2012	50,067	2.22		$4,530,198

NOTE 7 – COMMON STOCK

The following table provides information about our repurchase of shares of our common stock during the nine months ended September 30, 2012.

	Number of Shares Repurchased and Cancelled	Amount Paid for Repurchases (000’s)	Average Price Paid per Share
Three months ended March 31, 2012	38,552	$2,945	$76.38
Three months ended June 30, 2012	0	0	0
Three months ended September 30, 2012	43,500	3,913	89.97

Nine months ended September 30, 2012	82,052	$6,858	$83.58

Three months ended March 31, 2011	0	$0	$0
Three months ended June 30, 2011	50,675	4,302	84.90
Three months ended September 30, 2011	962,181	76,899	79.92

Nine months ended September 30, 2011	1,012,856	$81,201	$80.17

NOTE 8 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic earnings per share
Net income attributable to Stericycle, Inc.	$65,477	$59,247	$197,927	$170,463

Denominator:
Denominator for basic earnings per share weighted average shares	85,748,998	85,564,682	85,251,002	85,654,097
Effect of diluted securities:
Employee stock options	1,556,781	1,820,439	1,660,227	1,966,770

Denominator for diluted earnings per share-adjusted weighted averag e shares and after assumed conversions	87,305,779	87,385,121	86,911,229	87,620,867

Earnings per share – Basic	$0.76	$0.69	$2.32	$1.99

Earnings per share – Diluted	$0.75	$0.68	$2.28	$1.95

NOTE 9 – COMPREHENSIVE INCOME

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments, reclassifications from other comprehensive income to net income, and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for the three months and nine months ended September 30, 2012 and 2011:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$65,746	$59,744	$199,433	$172,220

Other comprehensive income/ (loss):
Currency translation adjustments	16,332	(35,634)	4,437	(17,841)
Amortization of treasury lock into income, net of tax $162	85	85	256	256
Change in fair value of cash flow hedge, net of tax $193	289	0	289	0

Other comprehensive income/ (loss)	16,706	(35,549)	4,982	(17,585)

Comprehensive income	82,452	24,195	204,415	154,635
Less: comprehensive income/ (loss) attributable to noncontrolling interests	841	(2,469)	2,106	173

Comprehensive income attributable to Stericycle, Inc.	$81,611	$26,664	$202,309	$154,462

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 30.0 years. We have covenants not-to-compete intangibles with useful lives from 4 to 14 years, with a weighted average remaining useful life of 4.8 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 16.8 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2010, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764
Goodwill acquired during year	232,850	120,750	353,600
Goodwill allocation adjustments	(6,192)	(4,922)	(11,114)
Sale of business	0	(2,887)	(2,887)
Changes due to currency fluctuation	0	(21,660)	(21,660)

Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703

Goodwill acquired during year	56,506	57,583	114,089
Goodwill allocation adjustments	(723)	(25,956)	(26,679)
Sale of business	0	(1,178)	(1,178)
Changes due to currency fluctuation	0	5,763	5,763

Balance as of September 30, 2012	$1,562,199	$443,499	$2,005,698

Current year adjustments to goodwill for 2011 acquisitions are primarily due to the finalization of intangible asset valuations.

As of September 30, 2012 and December 31, 2011, the values of the intangible assets were as follows:

In thousands
	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,978	$5,496	$5,482	$10,903	$4,350	$6,553
Customer relationships	550,045	51,288	498,757	480,033	36,994	443,039
Tradenames	4,919	675	4,244	2,556	391	2,165
License agreements	720	394	326	720	315	405
Other	89	2	87	0	0	0
Indefinite lived intangibles:
Operating permits	114,522	0	114,522	94,456	0	94,456

Total	$681,273	$57,855	$623,418	$588,668	$42,050	$546,618

During the quarters ended September 30, 2012 and 2011, the aggregate amortization expense was $5.6 million and $4.2 million, respectively. For the nine months ended September 30, 2012 and 2011, the aggregate amortization expense was $15.7 million and $11.1 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2012	$21,213
2013	22,924
2014	22,767
2015	22,444
2016	22,307

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2012.

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

Income Approach: The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present values. Expected future cash flows are calculated using management assumptions of internal growth, capital expenditures, and cost efficiencies. Future acquisitions are not included in the expected future cash flows. We use a discount rate based on our Company calculated weighted average cost of capital which is adjusted for each of our reporting units based on size risk premium and country risk premium. Significant assumptions used in the income approach include realization of future cash flows and the discount rate used to present value those cash flows.

The results of our goodwill impairment test using the income approach indicated the fair value of our reporting units exceeded book value by a substantial amount; in excess of 100%.

We perform our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands
	September 30, 2012	December 31, 2011
Obligations under capital leases	$4,435	$4,679
$1 billion revolver weighted average rate 1.71%, due in 2016	231,804	527,884
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$200 million Term Loan with rate of 1.09% due Dec 2012	200,000	0
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
Acquisition notes weighted average rate of 2.96% and weighted average maturity of 3.9 years	220,096	240,138
Foreign bank debt weighted average rate 5.94% and Weighted average maturity of 2.0 years	140,815	111,938

Total debt	1,297,150	1,384,639
Less: current portion of total debt	286,636	100,526

Long-term portion of total debt	$1,010,514	$1,284,113

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2012, we were in compliance with all of our financial debt covenants.

As of September 30, 2012 and December 31, 2011, we had $158.4 million and $159.1 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of September 30, 2012 and December 31, 2011 was $609.8 million and $313.0 million, respectively.

As of September 30, 2012 we had $200.0 million outstanding under a short term loan agreement. Proceeds from the Term Loan were used to pay down our senior credit facility. This loan matures in December 2012.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.3 million with JPMorganChase Bank N.A. that matures on May 31, 2013. We also have extended loans to Shiraishi for $15.4 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

NOTE 12 – GEOGRAPHIC INFORMATION

Management has determined that we have two reportable segments, United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Regulated waste management services	$319,465	$278,748	$921,772	$807,383
Regulated returns and recall management services	28,741	25,106	93,482	87,814

Total revenue	348,206	303,854	1,015,254	895,197

Net interest expense	10,221	9,333	30,807	29,866
Income before income taxes	92,590	78,761	269,046	224,049
Income taxes	31,566	27,820	98,450	83,913

Net income attributable to Stericycle, Inc.	$61,024	$50,941	$170,596	$140,136

Depreciation and amortization	$11,429	$10,375	$32,932	$30,007

Detailed information for our International reporting segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Regulated waste management services	$132,278	$117,070	$394,257	$334,294
Net interest expense	2,710	2,464	7,457	6,063
Income before income taxes	8,538	13,431	40,670	47,290
Income taxes	3,816	4,628	11,833	15,206
Net income	4,722	8,803	28,837	32,084
Less: net income attributable to noncontrolling interests	269	497	1,506	1,757

Net income attributable to Stericycle, Inc.	$4,453	$8,306	$27,331	$30,327

Depreciation and amortization	$8,016	$6,558	$22,257	$17,980

NOTE 13 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

NOTE 14 – SUBSEQUENT EVENT

The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q.

On October 22, 2012, we entered into a note purchase agreement with 46 institutional purchasers pursuant to which we will issue and sell to the purchasers $125.0 million of our new 2.68% seven-year unsecured senior notes (the “Series A notes”) and $125.0 million of our new 10-year 3.26% unsecured senior notes (the “Series B notes”).

Interest will be payable in arrears semi-annually on June 12, and December 12, beginning on June 12, 2013. The principal of the Series A notes will be payable at the maturity of the notes on December 12, 2019, and the principal of the Series B notes will be payable at the maturity of the notes on December 12, 2022. The notes will be unsecured obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1989 and presently serve a diverse customer base of over 537,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste services, regulated returns and recall management services, patient communications services, and medical safety products. The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal. Our regulated returns and recall management services help pharmacies and manufacturers handle the return of unused and expired pharmaceuticals. Through ExpertRECALL™, we manage all aspects of a product recall or withdrawal for pharmaceutical, medical device, and consumer product manufacturers in a manner compliant with applicable regulations. ExpertRETRIEVAL/QA™ performs retail quality audits, consumer complaint retrieval and product retrieval services, and brand integrity monitoring for retailers, manufacturers, and other businesses. We also provide communications services to healthcare providers to improve office productivity and communications with patients. Our waste treatment technologies include autoclaving, incineration, chemical treatment, and our proprietary electro-thermal-deactivation system.

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

Highlights of the three months ended September 30, 2012:

•	revenues grew to $480.5 million, a 14.2% increase over $420.9 million from the third quarter last year;
•	third quarter gross margins decreased to 44.9% in 2012 from 45.2% in 2011;
•	we incurred $9.6 million in pre-tax expenses related to acquisitions, loss on sale of business, and restructuring and plant closure costs;
•	we incurred $1.2 million in pre-tax integration expenses related to acquisitions;
•	operating income was $114.5 million, a 9.5% increase over $104.6 million from the third quarter last year;
•	cash flow from operations was $88.3 million.

Highlights of the nine months ended September 30, 2012:

•	revenues grew to $1.41 billion, a 14.6% increase over $1.23 billion from 2011;
•	gross margins decreased to 44.7% in 2012 from 45.5% in 2011;
•	we incurred $15.1 million in pre-tax expenses related to acquisitions, loss on sale of business, change in fair value of contingent consideration, and restructuring and plant closure costs;
•	we incurred $3.5 million in integration pre-tax expenses related to acquisitions;
•	operating income was $348.5 million, a 12.8% increase over $308.9 million from 2011;
•	cash flow from operations was $277.1 million.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2012		2011
	$	%	$	%
Revenues	$480,484	100.0	$420,924	100.0
Cost of revenues	253,526	52.8	220,419	52.4
Depreciation	11,404	2.4	10,450	2.5

Total cost of revenues	264,930	55.1	230,869	54.8
Gross profit	215,554	44.9	190,055	45.2
Selling, general and administrative expenses	82,176	17.1	72,582	17.2
Depreciation	2,480	0.5	2,274	0.5
Amortization	5,561	1.2	4,209	1.0

Total selling, general and administrative expenses (excluding items below)	90,217	18.8	79,065	18.8
Acquisition expenses	2,467	0.5	3,195	0.8
Change in fair value of contingent consideration	(11)	0.0	0	0.0
Integration expenses	1,217	0.3	1,813	0.4
Restructuring costs and plant closure expense	2,250	0.5	633	0.2
Litigation Settlement	0	0.0	460	0.1
Loss on sale of business	4,867	1.0	323	0.1

Income from operations	114,547	23.8	104,566	24.8
Net interest expense	12,931	2.7	11,797	2.8
Income tax expense	35,382	7.4	32,448	7.7
Net income	65,746	13.7	59,744	14.2
Less: net income attributable to noncontrolling interests	269	0.1	497	0.1

Net income attributable to Stericycle, Inc.	$65,477	13.6	$59,247	14.1
Earnings per share- diluted	$0.75		$0.68

Revenues: Our revenues increased $59.5 million, or 14.2%, in the third quarter of 2012 to $480.5 million from $420.9 million in the same period in 2011. Domestic revenues increased $44.3 million, or 14.6%, to $348.2 million from $303.9 million in the same period in 2011. Internal revenue growth for domestic small account customers increased by $19.2 million, or approximately 11%, and internal revenue growth for large quantity customers increased by $9.6 million, or approximately 9%. Internal revenues for returns and recall management services increased by $3.0 million in 2012. Internal revenues excludes acquisitions less than one year old. Total regulated waste and returns management domestic acquisitions less than one year old contributed approximately $12.5 million to the increase in revenues.

International revenues increased $15.2 million, or 13.0%, to $132.3 million from $117.1 million in the same period in 2011. Internal growth in the international segment contributed $4.2 million in increased revenues, or approximately 4%. Internal growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $8.0 million while acquisitions net of divestitures less than one year old contributed an additional $19.0 million in international revenues.

Cost of Revenues: Our cost of revenues increased $34.1 million, or 14.8%, in the third quarter of 2012 to $264.9 million from $230.9 million in the same period in 2011. Our domestic cost of revenues increased $24.3 million, or 15.8%, in the third quarter of 2012 to $178.0 million from $153.7 million in the same period in 2011 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $9.8 million, or 12.7%, in the third quarter of 2012 to $87.0 million from $77.2 million in the same period in 2011 as a result of costs related to proportional increase in revenues from acquisitions and internal growth and partially impacted by changes in exchange rates.

Our consolidated gross margin percentage decreased to 44.9% during the third quarter of 2012 from 45.2% during the same period in 2011 primarily due to lower margins on newly acquired revenues offset partially by improvements in the base business margins.

Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, restructuring costs, loss on sale of business, and other items (“Acquisition-related Items”), selling, general and administrative (“SG&A”) expenses increased approximately $11.1 million, or 14.1%, in the third quarter of 2012 to $90.2 million from $79.1 million in the same period in 2011 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs remained at 18.8% for the third quarter 2012 and 2011.

Domestically, third quarter SG&A expenses, excluding Acquisition-related Items, increased $7.5 million, or 12.9%, to $65.6 million from $58.1 million in the same period in 2011. As percentage of revenues, SG&A was lower at 18.9% in the third quarter of 2012 compared to 19.1% in 2011. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1%.

Internationally, third quarter SG&A expenses, excluding Acquisition-related Items, increased $3.6 million, or 17.1%, to $24.6 million from $21.0 million in the same period in 2011. As a percentage of revenues, these costs were 18.6% in 2012 compared to 17.9% in 2011. The increase in SG&A was primarily due to the increased number of international acquisitions partially offset by cost savings from the restructuring of the international management structure and the continued integration of acquisitions. SG&A expense excluding Acquisition-related Items, as a percentage to revenue, was up due to a higher ratio of amortization expense to revenues and the inclusion of stock compensation expense.

Income from Operations: Income from operations increased $10.0 million, or 9.5%, in the third quarter of 2012 to $114.5 million from $104.6 million in same period in 2011. During the quarter ended September 2012, we recognized $2.5 million in acquisition expenses, $1.2 million of expense related to the integration of new acquisitions, $2.3 million of restructuring expenses, and a $4.9 million loss related to a divestiture in the United Kingdom.

During the quarter ended September 2011, we recognized $3.2 million in acquisition expenses, $1.8 million related to the integration of new acquisitions, $0.6 million of restructuring costs, $0.5 million in litigation settlement, and $0.3 million loss related to a divestiture in Mexico.

Net Interest Expense: Net interest expense increased to $12.9 million during the third quarter in 2012 from $11.8 million during the same period in 2011. Our interest expense was higher in the third quarter of 2012 due primarily to a higher interest rate from the renewal of our senior credit facility in September 2011.

Income Tax Expense: Income tax expense increased to $35.4 million in the third quarter of 2012 from $32.4 million in the same period in 2011. The tax rates for the quarters ended September 30, 2012 and 2011 were 35.0% and 35.2%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2012		2011
	$	%	$	%
Revenues	$1,409,511	100.0	$1,229,491	100.0
Cost of revenues	746,540	53.0	639,773	52.0
Depreciation	32,622	2.3	30,438	2.5
Restructuring costs	0	0.0	54	0.0

Total cost of revenues	779,162	55.3	670,265	54.5
Gross profit	630,349	44.7	559,226	45.5
Selling, general and administrative expenses	240,635	17.1	214,815	17.5
Depreciation	6,892	0.5	6,447	0.5
Amortization	15,675	1.1	11,102	0.9

Total selling, general and administrative expenses (excluding items below)	263,202	18.7	232,364	18.9
Acquisition expenses	6,213	0.4	14,394	1.2
Change in fair value of contingent consideration	591	0.0	(2,140)	-0.2
Integration expenses	3,540	0.3	3,866	0.3
Restructuring costs and plant closure expense	3,400	0.2	1,032	0.1
Litigation settlement	0	0.0	460	0.0
Loss on sale of business	4,867	0.3	323	0.0

Income from operations	348,536	24.7	308,927	25.1
Net interest expense	38,264	2.7	35,929	2.9
Income tax expense	110,283	7.8	99,119	8.1
Net income	199,433	14.1	172,220	14.0
Less: net income attributable to noncontrolling interests	1,506	0.1	1,757	0.1

Net income attributable to Stericycle, Inc.	$197,927	14.0	$170,463	13.9
Earnings per share- diluted	$2.28		$1.95

Revenues: Our revenues increased $180.0 million, or 14.6%, for the nine months ended September 30, 2012 to $1.41 billion from $1.23 billion in same period in 2011. Domestic revenues increased $120.0 million, or 13.4%, to $1.02 billion from $895.2 million in 2011 as internal revenue growth for domestic small account customers increased by $52.1 million, or approximately 10%, and internal revenue growth for large quantity customers increased by $24.7 million, or approximately 8%. Internal revenues for returns and recall management services decreased by $0.2 million. Internal revenues exclude acquisitions less than one year old. Total domestic regulated waste and returns management acquisitions less than one year old contributed approximately $43.4 million to the increase in domestic revenues.

International revenues increased $60.0 million, or 17.9%, to $394.3 million in 2012 from $334.3 million in 2011. Internal growth in the international segment contributed $13.8 million, or approximately 4%, in increased revenues. Internal growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of exchange rate fluctuations unfavorably impacted international revenues approximately $19.5 million and acquisitions and divestitures less than one year old contributed an additional $65.7 million to international revenues.

Cost of Revenues: Our cost of revenues increased $108.9 million, or 16.2%, for the nine months ended September 30, 2012 to $779.2 million from $670.3 million during the same period in 2011. Our domestic cost of revenues increased $67.5 million, or 14.9%, to $520.1 million from $452.6 million in the same period in 2011 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $41.4 million, or 19.0%, to $259.1 million from $217.7 million in same period in 2011 as a result of costs related to proportional increase in revenues from acquisitions and partially driven by the impact of exchange rates.

Our consolidated gross margin percentage decreased to 44.7% during 2012 from 45.5% during 2011 due to lower margins on newly acquired revenues offset partially by improvements in the base business margins.

Selling, General and Administrative Expenses: Excluding Acquisition-related Items, SG&A expenses increased $30.8 million, or 13.3%, in the nine months ended September 30, 2012 to $263.2 million from $232.4 million in the same period in 2011. As a percentage of revenue, these costs decreased by 0.2% for the nine months ended September 30, 2012 compared to the same period in 2011.

Domestically, SG&A, excluding Acquisition-related Items, increased $16.4 million in 2012, or 9.5%, to $189.9 million from $173.5 million in the same period in 2011. The increase was primarily due to SG&A expenses related to the acquired revenues, higher amortization, market penetration for our Sharps Management and Pharmaceutical Waste programs, investment in the Steri-Safe services, and compliance related services.

Internationally, SG&A, excluding Acquisition-related Items, increased $14.4 million in 2012, or 24.4%, to $73.3 million from $58.9 million in the same period in 2011. As a percentage of revenues, these costs were 18.6% in 2012 and 17.6% in 2011. The increase in SG&A was due to the increased number of international acquisitions partially offset by restructuring of the international management structure and the continued integration of acquisitions. SG&A expense, as a percentage of revenue, was up due to a higher ratio of amortization expense to revenues and the inclusion of stock compensation expense.

Income from Operations: Income from operations increased $39.6 million, or 12.8%, in the nine months ended September 30, 2012 to $348.5 million from $308.9 million in the same period in 2011. During the nine months ended September 30, 2012, we recognized $6.2 million in acquisition expenses, $3.5 million related to the integration of new acquisitions, $3.4 million of restructuring and plant closure costs, $4.9 million loss related to the U.K. divestiture, and $0.6 million of expense related to a change in fair value of contingent consideration.

During the nine months ended September 30, 2011, we recognized $14.4 million in acquisition expenses, $3.9 million related to the integration of new acquisitions, $1.1 million of restructuring costs, $0.5 million in litigation settlement, and $0.3 million loss related to the Mexico divestiture, partially offset by $2.1 million related to a change in fair value of contingent consideration.

Net Interest Expense: Net interest expense increased to $38.3 million in the nine months ended September 30, 2012 from $35.9 million during the same period in 2011 due to increased borrowings. Our interest expense was higher in 2012 due to a higher rate on our revolver borrowings and higher debt levels, partially offset by an additional interest expense of $1.2 million in the second quarter of 2011 due to the acceleration of amortization of finance fees related to our term loan that was repaid prior to scheduled maturity of June 2012.

Income Tax Expense: Income tax expense increased to $110.3 million for the nine months ended September 30, 2012 from $99.1 million for the comparable period in 2011. The increase was due to higher taxable income. The tax rates for the nine months ended September 30, 2012 and 2011 were 35.6% and 36.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, and our $225.0 million private placement notes maturing in October 2020, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2012, we were in compliance with all of our financial debt covenants.

As of September 30, 2012, we had $231.8 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $81.3 million. We also had $158.4 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of September 30, 2012 was $609.8 million. At September 30, 2012, our interest rates on borrowings under our revolving credit facility, including our facility fee, were as follows:

•	For short-term borrowing (overnight): Federal funds rate plus 0.75%, the Eurocurrency rate plus 1.25% or prime rate plus 0.375%, whichever is higher; and
•	For borrowings greater than one month: LIBOR plus 1.375%.

The weighted average rate of interest on the unsecured revolving credit facility was 1.71% per annum at September 30, 2012.

As of September 30, 2012, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of September 30, 2012, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears on April 15 and October 15 beginning on April 15 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of September 30, 2012, we had $365.3 million in other debt outstanding, which includes promissory notes issued in connection with acquisitions during 2004 through 2012, other foreign subsidiary bank debt, and capital lease obligations.

As of September 30, 2012, we had a $200.0 million term loan, with a rate of 1.09%, due in December 2012. We used the proceeds from this short term loan to pay down long term debt under our senior credit facility.

Working Capital: At September 30, 2012, our working capital decreased $167.6 million to negative $103.9 million compared to $63.7 million at December 31, 2011. The negative working capital is due to a short term loan of $200.0 million, proceeds of which were used to pay down long term debt. Working capital, excluding the $200.0 million short term loan, increased by $32.4 million with increases in current assets of $26.8 million and decreases in current liabilities of $5.6 million.

Current assets increased primarily due to an increase in accounts receivable of $23.7 million. During the nine months ended September 30, 2012 we acquired $18.7 million in accounts receivable, of which $6.3 million was acquired in the third quarter, compared to only $0.2 million was acquired in the fourth quarter of 2011. Days sales outstanding (“DSO”) was calculated at 59 days at December 31, 2011 and 60 days at September 30, 2012 which was affected by both acquired receivables and the number of collection days in September 2012.

Current liabilities, excluding the $200.0 million short term loan, decreased by $5.6 million. Accounts payable increased by $13.6 million, of which $2.1 million can be attributed to acquisitions in the third quarter of 2012 and the remainder related primarily to timing of payments. Accrued liabilities decreased by $18.5 million primarily related to a reduction in our taxes payable. Other current liabilities increased by $10.8 million primarily related to an increase in acquisition payments due.

Net Cash Provided or Used: Net cash provided by operating activities increased $62.0 million, or 28.8%, to $277.1 million during the nine months ended September 30, 2012 compared to $215.2 million for the comparable period in 2011. This increase was driven by strong collections and higher revenues both domestically and internationally. Our days sales outstanding (“DSO”) was at 60 days in 2012 and 58 days for the comparable period 2011, while our DSO at December 31, 2011 was at 59 days. This increase was primarily due to acquisitions completed in 2011. Cash provided by operations as a ratio to net income is 139% and 125% for the nine months ended September 30, 2012 and 2011, respectively.

Net cash used in investing activities for the nine months ended September 30, 2012 was $204.3 million compared to $486.1 million in the comparable period in 2011. We had $314.0 million decrease in cash spent to acquire new businesses; during April of 2011 we acquired Healthcare Waste Solutions, Inc. for $237.0 million in cash. Our capital expenditures increased $14.7 million and, as a percentage of revenue, it increased to 3.7% in 2012 from 3.0% for the comparable period 2011.

Net cash used in financing activities was $80.7 million during the nine months ended September 30, 2012 compared to $212.0 million net cash provided in the comparable period in 2011. A change of $366.4 million related to increase in net repayments of our senior credit facility, and partially offset by share repurchases of $2.9 million compared to $81.2 million in 2011, a decrease of $78.3 million.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $6.3 million with JPMorganChase Bank N.A. that matures on May 31, 2013. We also have extended loans to Shiraishi for $15.4 million in support of its medical waste business. These amounts are collateralized with the assets of Shiraishi and related companies.

Annual Impairment Test: We completed our annual goodwill impairment test during the second quarter of 2012. We chose to perform a quantitative assessment using both a market approach and an income approach to determine the fair value of our reporting units. The market approach compares the market capitalization of the Company as a whole, which is the fair value, and allocates a portion of that fair value to each reporting unit based on that reporting unit’s historic cash flows, as measured by a modified Earnings Before Interest, Taxes, Depreciation, and Amortization. The income approach uses estimates of future cash flows discounted to a present value to arrive at a fair value. Both the market and income approaches indicated no impairment to any of our three reporting units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $5.6 million on a pre-tax basis.

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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of September 30, 2012, we had purchased a cumulative total of 16,291,765 shares.

The following table provides information about our purchases during the nine months ended September 30, 2012 of shares of our common stock:

Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2012	38,552	$76.38	38,552	4,289,133
February 1 - February 29, 2012	0	0	0	4,289,133
March 1 - March 31, 2012	0	0	0	4,289,133
April 1 - April 30, 2012	0	0	0	4,289,133
May 1 - May 31, 2012	0	0	0	4,289,133
June 1 - June 30, 2012	0	0	0	4,289,133
July 1 – July 31, 2012	0	0	0	4,289,133
August 1 – August 31, 2012	0	0	0	4,289,133
September 1 – September 30, 2012	43,500	89.97	43,500	4,245,633

ITEM 6.	EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Mark C. Miller, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Mark C. Miller, Chairman and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2012

STERICYCLE, INC.
(Registrant)
By: /s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)