Form 10-K
period 2012-12-31
STERICYCLE INC
filed 2013-02-28
CIK 861878

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012): $7,835,858,830.

On February 14, 2013, there were 86,089,532 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 21, 2013.

Stericycle, Inc.

2012 ANNUAL REPORT ON FORM 10-K

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

The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal. In addition to our regulated waste services, we offer regulated recall and returns management services, patient communication services, and medical safety products. Our regulated recall and returns management services encompass a number of solutions for a variety of businesses but consist primarily of managing the recall, withdrawal or return of expired or recalled products and pharmaceuticals. We also provide communication services to healthcare providers to improve office productivity and communications with patients.

We operate integrated regulated waste management networks in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. Our worldwide networks include a total of 153 processing facilities, 141 transfer sites, and 64 recall and returns or communication services facilities. Our regulated waste processing technologies are primarily autoclaving as well as incineration and our proprietary electro-thermal-deactivation system (“ETD”).

Customers

We serve approximately 541,000 customers worldwide, of which approximately 16,500 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and approximately 524,500 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities, veterinary offices, municipalities and retail pharmacies.

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our regulated waste management services;

•	our Bio Systems® reusable sharps disposal management services;

•	our pharmaceutical waste services;

•	our Integrated Waste Stream Solutions (IWSS) program;

•	a variety of products and services for infection control;

•	our regulated recall and returns management services for expired or recalled products and pharmaceuticals; and

•	a variety of patient communication services.

For small-quantity generators of regulated waste such as doctors’ offices or retail pharmacies, we offer:

•	our regulated waste management services;

•	our Steri-Safe® OSHA, HIPAA compliance, and clinical services programs;

•	a variety of products and services for infection control;

•	our regulated recall and returns management services for expired or recalled products and pharmaceuticals; and

•	a variety of patient communication services.

We benefit from significant customer diversification. No one customer accounts for more than 1.1% of our total revenues, and our top ten customers account for approximately 7.2% of total revenues.

Industry Overview

Governmental legislation and regulation increasingly requires the proper handling and disposal of regulated waste which includes such items as medical waste, hazardous waste, and pharmaceutical waste. Regulated waste is generally any medical waste that can cause an infectious disease and includes: single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; blood and blood products; hazardous waste; and regulated pharmaceutical waste, which consists of expired or recalled pharmaceuticals.

We believe that in 2012 the size of the global market for the regulated waste and other services we provide was approximately $15.0 billion. Industry growth is driven by a number of factors. These factors include:

•

Aging of Population: The average age of the population in the countries we operate in is rising. As people age, they typically require more medical attention and a wider variety of tests, procedures and medications, leading to an increase in the quantity of regulated waste generated.

•

Pressure to Reduce Healthcare Costs: The healthcare industry is under pressure to reduce costs. We believe that our services can help healthcare providers to reduce their handling and compliance costs and to reduce their potential liability for employee exposure to bloodborne pathogens and other infectious agents. In addition, hospital institutions continue to outsource services which we can provide.

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

•

Experienced Senior Management Team: We have experienced leadership. Our five most senior executives collectively have over 130 years of management experience in the health care and waste management industries.

•

Ability to Integrate Acquisitions: Since 1993 we have completed 299 acquisitions in the United States and internationally and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•

Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services we offer our existing regulated waste customers. For example, to small-quantity customers, we also offer OSHA compliance services through our Steri-Safe® program and patient communication services; to large-quantity customers, we also offer our Bio Systems® reusable sharps management program, our pharmaceutical waste disposal services and patient communication services.

•

Improve Margins: We intend to continue working to improve our margins by increasing our base of small-quantity customers and focusing on service strategies that more efficiently meet the needs of our large-quantity customers. We have succeeded in raising the percentage of our domestic regulated waste revenues from small-quantity customers from 33% for the fourth quarter of 1996 to 63% for 2012.

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

We have completed 299 acquisitions from 1993 through 2012, with 181 in the United States and 118 internationally.

During 2012, we completed 41 acquisitions, of which 17 were domestic businesses and 24 were international businesses in Latin America, Europe, and Japan.

International

We conduct regulated waste operations in Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We began our operations in Canada and Mexico in 1998, Argentina in 1999, the United Kingdom in 2004, Ireland in 2006, Chile in 2008, Romania and Portugal in 2009, Brazil and Japan in 2010, and Spain in 2011. Our international service offerings are primarily regulated waste disposal. We also have started an international presence for our Returns and Quality Audit program, which is managed through recall and returns management services. While our international customers are primarily large quantity generators, we are expanding our small quantity customer base through programs similar to our Steri-Safe program such as Stericycle Clinical Services in Canada and select countries in Europe.

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

Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated medical waste. From our beginning, we have encouraged the use of non-incineration treatment technologies such as autoclaving and our ETD process. While we recognize that some state regulations currently in force mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation.

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

Small-Quantity Customers: We target small-quantity customers as a growth area of our regulated waste business. We believe that when small-quantity regulated waste customers view the potential risks of failing to comply with applicable regulations, they appreciate the value of the services that we provide. We consider this factor to be the basis for the higher gross margins that we have achieved with our small-quantity customers relative to our large-quantity customers. We believe that the same potential exists in processing returns of hazardous and expired products for smaller customers.

Steri-Safe® and Patient Communication Services: Our domestic Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s prepayment structure and diversified product and service offerings. In 2010 and 2011, we introduced a similar program called Clinical Services in Canada, Ireland, Portugal, and the United Kingdom. We offer a variety of services to healthcare providers designed to enhance office productivity and efficiency and to improve communications with patients. We also serve hospitals and larger facilities. We believe that our patient communication services afford us an additional opportunity to leverage our existing small-quantity customer base.

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

We offer individual waste stream services, including regulated waste management services and Sharps Management Service featuring our Bio Systems® reusable containers. Additionally, we have the ability to manage the full spectrum of waste streams generated by a facility with our Integrated Waste Stream Solutions service. Many of Stericycle’s services for large-quantity customers deliver fully integrated, turnkey solutions which include program design, clinical staff education, implementation support, onsite service personnel and the necessary service equipment to support each program.

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

Competition

The industries and markets in which we operate are highly competitive, and barriers to entry into the regulated waste collection and disposal business, the pharmaceutical returns business, and the patient communication business are very low. Our competitors consist of many different types of service providers, including a large number of regional and local companies. In the regulated waste industry, another major source of competition is the on-site treatment of regulated waste by some large-quantity generators, particularly hospitals. Similarly, customers could handle recalls or patient communications internally.

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

We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste. In addition, we are subject to extensive regulations to ensure public and employee health and safety.

U.S. Federal and Foreign Regulation: We are subject to substantial and dynamic regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste operations. The specific statutory and regulatory requirements we must comply with vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection, employee health and welfare, transportation, the use of the mail, and proper handling and management of controlled substances.

Environmental Protection: Our business is subject to extensive and evolving environmental regulations in all of the geographies in which we operate. Generally, the environmental laws we are subject to regulate the handling, transporting, and disposing of hazardous and non-hazardous waste, the release or threatened release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater and other surface waters, and the emission of pollutants into the air. The principal environmental laws that govern our operations in the U.S. are state environmental regulatory agencies as they provide the specific legislative and or regulatory frameworks which require the management and treatment of regulated medical waste. Additionally, the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and the Clean Air Act of 1970 are the federal regulations that affect management of certain aspects of regulated medical waste and all RCRA hazardous wastes. Though regulated medical waste is currently considered non-hazardous solid waste under RCRA, some substances we collect from some of our customers, including pharmaceuticals, retail products, photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous waste. CERCLA and state laws similar to it may impose strict, joint and several liabilities on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. The eight incinerators at six facilities we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states pursuant to regulations promulgated under the Clean Air Act.

Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, IPPC (Integrated Pollution Prevention and Control) Directive, and Waste Incineration Directive in the European Union (“EU”), the Waste Management Act in Ireland, Ley 154 (Residuos Patogenicos) in Argentina, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil, and the Canadian Environmental Protection Act and related regulations in Canada.

Employee Health and Welfare: We are also subject to numerous regulations promulgated to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary law relating to employee health and welfare applicable to our business in the U.S. is the Occupational Safety and Health Act of 1970, which establishes specific employer responsibilities including engineering controls, administrative controls, training, policies and programs complying with the regulations and ultimately recordkeeping and reporting, all in an effort to ensure a safe workplace. Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to bloodborne pathogens, hazard communication, personal protective equipment, etc.

Employee health and welfare laws governing our business in foreign jurisdictions include the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related regulations in Canada.

Transportation: Various laws regulating the transportation of waste and other potentially dangerous materials also apply to the services we provide. In the U.S., the Department of Transportation (“DOT”) has promulgated regulations which deal with two different aspects of transportation: hazardous materials transport and safety in transportation. The Pipeline Hazardous Materials Safety Administration (“PHMSA”) requires specific packaging and labeling of regulated hazardous materials and wastes to ensure public safety. For regulated medical waste PHMSA incorporates the OSHA bloodborne pathogens standard and requires containers that meet certain specifications including but not limited to: proper markings (biohazard symbol, UN code, etc.), sufficient strength and rigidity, leakproofness and puncture resistance. Other hazardous materials such as expired pharmaceuticals, waste chemicals, damaged retail products which are hazardous wastes are also subject to DOT PHMSA regulations. We identify pharmaceutical products by their National Drug Code number and classify them by according to the EPA classification criteria and identify the proper handling, transportation and disposal requirements. Federal Motor Carrier Safety Administration (“FMCSA”) regulates safety of drivers and vehicles which requires us to ensure driver and vehicle fitness through training, medical surveillance and inspection. These requirements are closely monitored internally and due to our fleet size we are regularly subject to road side inspections. These inspections have an accumulative affect on our compliance history and require that we maintain in good standing so not to risk permits.

Examples of transportation laws we must comply with internationally include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada.

Use of the Mails: United States Postal Service (“USPS”) has their own set of specific regulations under the Domestic Mail Manual which govern the use of the postal system for mailing of hazardous materials (of which regulated medical waste is a part). More specifically, our sharps and medical waste mailback management offering, require us to obtain and maintain authorization permits from the USPS. We have obtained permits from the USPS to conduct our “mail-back” program, to provide a convenient service for customers who need such a service with approved containers for “sharps” (needles, knives, broken glass and the like) or other regulated medical wastes directly to our treatment facilities.

Controlled Substances: In the U.S., our regulated recall and returns management services business is subject to laws and regulations under the Drug Enforcement Administration (“DEA”) regulating the closed loop management of controlled substances. Our returns service for expired and recalled pharmaceuticals accepts controlled substances as part of their service offering and is therefore subject DEA. These regulations require facilities to obtain a registration from the DEA and meet certain criteria in order to be able to collect, process and dispose of controlled substances. DEA has very strict requirements for management of employees, the type of security within facilities, recordkeeping and reporting of all controlled substances managed at the facility. Much like permitting, the registration must be updated regularly and subjects us to inspection and enforcement by DEA agents.

U.S. and Foreign Local Regulation: We conduct business in all 50 states and Puerto Rico. Because the federal EPA did not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated waste. Many states have followed similar requirements to the medical waste tracking act of 1989 or have placed medical waste regulations under solid waste regulations. In each state where we operate a processing facility or a transfer station, we are required to comply with varying state and local laws and regulations which may also require a specific operating plan. In addition, many local governments have ordinances and regulations, such as zoning or wastewater regulations that affect our operations. Similarly, our international operations are subject to regulations enacted and enforced at the provincial, municipal, and local levels of government in addition to the national regulations with which we must comply.

Patents and Proprietary Rights

We hold United States patents relating to the ETD treatment process and other aspects of processing regulated waste. We have filed or have been assigned patent applications in several foreign countries. The last of our current United States patents relating to our ETD treatment process expires in January 2019.

We own federal registrations for a number of trademarks/servicemarks including Stericycle®, Steri-Safe®, Steri-Fuel®, Steri-Plastic®, Steri-Tub®, Direct Return®, Stericycle ExpertRECALL®, Sustainable Solutions®, and a service mark consisting of a nine-circle design used in our company logo.

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

We carry $35 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($10 million per incident). We consider this insurance sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations.

Employees

As of December 31, 2012, we had 12,598 full-time and 647 part-time employees, of which 7,933 were employed in the United States and 5,312 internationally. A total of 11 collective bargaining agreements with local unions of the International Brotherhood of Teamsters cover 437 of our U.S. drivers, transportation helpers and plant workers. These agreements expire at various dates through June 2015. We also have approximately 1,450 employees in Latin America, 110 employees in Canada, and 40 employees in Europe under collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	Executive Chairman	57
Charles A. Alutto	President and Chief Executive Officer	47
Richard T. Kogler	Executive Vice President and Chief Operating Officer	53
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	56
Michael J. Collins	Executive Vice President and President, Recall and Returns Management Services	56

Mark C. Miller has served as Executive Chairman since January 2013 and Director as of May 1992. He became our Chief Executive Officer in May 1992 and Chairman of the Board of Directors in August 2008. From

May 1989 until joining us, Mr. Miller served as vice president for the Pacific, Asia and Africa in the international division of Abbott Laboratories, a diversified health care company, which he joined in 1976 and where he held a number of management and marketing positions. Mr. Miller formerly served as a director of Ventana Medical Systems, Inc., a developer and supplier of automated diagnostic systems. He received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa. Mr. Miller was selected by Morningstar, Inc. as its “2009 CEO of the Year”.

Charlie Alutto has served as President and Chief Executive Officer since January 2013 and as a Director since November 2012. He joined us in May 1997 following our acquisition of the company where he was then employed. He became an executive officer in February 2011 and served as President, Stericycle USA. He previously held various management positions with us, including vice president and managing director of SRCL Europe and corporate vice president of our large quantity generator business unit. Mr. Alutto received a B.S. degree in finance from Providence College and a M.B.A. degree in finance from St. John’s University.

Richard T. Kogler has served as Executive Vice President, Chief Operating Officer since January 1999. From 1995 until he joined the Company, Mr. Kogler served as Chief Operating Officer for American Disposal. Prior to his position at American Disposal, he spent 11 years with Waste Management where he held a number of management positions prior to being promoted to Vice President of Operations. Mr. Kogler received a B.A. degree in Chemistry from St. Louis University.

Frank J.M. ten Brink has served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer since joining the Company in June 1997. He has over 16 years of finance experience in high growth environments, mergers and acquisitions. Prior to joining Stericycle, he was Senior Vice President and Chief Financial Officer with Telular Corporation. Between 1991 and 1995, he was Vice President and Chief Financial Officer of Hexacomb Corporation. Mr. ten Brink studied International Business at the Netherlands School of Business and received an M.B.A. degree in Finance from the University of Oregon.

Michael J. Collins has served as President, Recall and Returns Management Services since June 2006. He was most recently Vice President, Medical Products Group of Abbott Laboratories. He joined Abbott in 1982 as a sales representative and later served in various management positions, including Divisional Vice President, U.S. Sales; Divisional Vice President, U.S. Marketing, Divisional Vice President and General Manager, MediSense and Corporate Vice President Abbott Diagnostics Divisions. Mr. Collins was a commissioned officer for the U.S. Marine Corps. He earned a bachelor’s degree from the University of New Haven and a master’s degree in business administration from National University, San Diego.

Website Access

We maintain an Internet website, www.stericycle.com, providing a variety of information about us and the services we provide. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with the Securities and Exchange Commission are available, as soon as practicable after filing, at the Investors page on our website, or by a direct link to our filings on the SEC’s free website, www.sec.gov.

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

Many of the permits that we require, especially those to build and operate processing plants and transfer facilities, are difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need them (or at all). If we cannot obtain the permits that we need when we need them, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues and/or profitability.

The level of governmental enforcement of environmental regulations has an uncertain effect on our business and could reduce the demand for our services.

We believe that strict enforcement of laws and regulations relating to regulated waste collection and treatment by governmental authorities has been good for our business. These laws and regulations increase the demand for our services. A relaxation of standards or other changes in governmental regulation of regulated waste could increase the number of competitors we face or reduce the need for our services.

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

Our senior unsecured credit facility and the note purchase agreements for our private placement notes contain covenants that restrict our ability to make distributions to stockholders or other payments unless we satisfy certain financial tests and comply with various financial ratios.

They also contain covenants that limit our ability to incur additional indebtedness, acquire other businesses and make capital expenditures, and imposes various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Our expansion into foreign countries exposes us to unfamiliar regulations and may expose us to new obstacles to growth.

We plan to continue to grow both domestically and internationally. We have established operations in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the

United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been materially affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

Foreign governments and agencies often establish permit and regulatory standards different from those in the United States. If we cannot obtain foreign regulatory approvals, or if we cannot obtain them when or on terms we expect, our growth and profitability from international operations could be limited. Fluctuations in currency exchange could have similar effects.

Our earnings could decline if we write-off intangible assets, such as goodwill.

As a result of our various acquisitions, our balance sheet at December 31, 2012 contains goodwill of $2.1 billion and other intangible assets, net of accumulated amortization of $667.5 million (including indefinite lived intangibles of $112.9 million). In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other,” we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges for the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 59 processing facilities, the majority of which use autoclave waste processing technology. All of our processing facilities also serve as collection sites. We own or lease 91 additional transfer sites, 12 additional sales/administrative sites, and 54 recall and returns or communication services facilities. Internationally, we own or lease 94 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 50 additional transfer sites, 41 additional sales/administrative sites, 10 recall and returns services facilities, and we lease two landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.

Item 3. Legal Proceedings

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market Price for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of February 14, 2013, we had 122 stockholders of record. The Company’s stock trades on the NASDAQ Global Select Market under the ticker symbol SRCL.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2012	$89.27	$76.72
Second quarter 2012	91.67	81.37
Third quarter 2012	94.52	89.06
Fourth quarter 2012	95.76	89.06
First quarter 2011	$88.82	$77.00
Second quarter 2011	94.29	84.39
Third quarter 2011	93.00	74.09
Fourth quarter 2011	88.41	76.22

We did not pay any cash dividends during 2012 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of December 31, 2012, we had purchased a cumulative total of 16,748,921 shares.

The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	38,552	$76.38	38,552	4,289,133
February 1 – February 29, 2012	0	0	0	4,289,133
March 1 – March 31, 2012	0	0	0	4,289,133
April 1 – April 30, 2012	0	0	0	4,289,133
May 1 – May 31, 2012	0	0	0	4,289,133
June 1 – June 30, 2012	0	0	0	4,289,133
July 1 – July 31, 2012	0	0	0	4,289,133
August 1 – August 31, 2012	0	0	0	4,289,133
September 1 – September 30, 2012	43,500	89.97	43,500	4,245,633
October 1 – October 31, 2012	178,000	89.97	178,000	4,067,633
November 1 – November 30, 2012	279,156	90.11	279,156	3,788,477
December 1 – December 31, 2012	0	0	0	3,788,477

Total	539,208	$89.07	539,208	3,788,477

Equity Compensation Plans

The following table summarizes information as of December 31, 2012 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5,451,972	$63.43	3,385,640
Equity compensation plans not approved by our security holders (2)	232,096	$28.27	0

(1)	These plans consist of our 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, 1997 Stock Option Plan, 1996 Directors Stock Option Plan, and the Employee Stock Purchase Plan.
(2)	The only plan in this category is our 2000 Nonstatutory Stock Option Plan.

In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which authorized the granting of nonstatutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 6—Stock Based Compensation to the Consolidated Financial Statements for a description of this plan.

Performance Graph

The following graph compares the cumulative total return (i.e., stock price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2012 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index, the Russell 3000 Index, and the Dow Jones US Waste & Disposal index. The graph assumes that $100 was invested on December 31, 2007 in our common stock and in the stock represented by each of the four indices, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Financial Data

In thousands, except per share data
		Years Ended December 31,
		2012	2011	2010	2009	2008
Statement of Income Data	(1)
Revenues		$1,913,149	$1,676,048	$1,439,388	$1,177,736	$1,083,679
Income from operations		468,836	424,311	370,683	315,189	274,239
Net income attributable to Stericycle, Inc.	(2)	267,996	234,751	207,879	175,691	148,708
Earnings per share—Diluted	(2)	3.08	2.69	2.39	2.03	1.68
Depreciation and amortization		76,283	66,046	53,885	39,990	34,148
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities		$387,448	$306,104	$325,670	$277,246	$210,555
Investing activities		(294,245)	(514,649)	(245,482)	(350,189)	(132,930)
Financing activities		(86,209)	148,324	(13,565)	81,772	(77,882)
Balance Sheet Data	(1)
Cash, cash equivalents and short-term investments		$31,827	$22,927	$95,524	$16,898	$10,503
Total assets		3,546,738	3,177,090	2,639,023	2,182,803	1,759,298
Long-term debt, net of current portion		1,268,303	1,284,113	1,014,222	910,825	753,846
Stericycle, Inc. equity		$1,541,793	$1,198,166	$1,048,425	$845,695	$670,480

(1)	See Note 3—Acquisitions and Divestitures to the Consolidated Financial Statements for information concerning our acquisitions during the three years ended December 31, 2012, 2011, and 2010.
(2)	See Note 8—Earnings per Common Share to the Consolidated Financial Statements for information concerning the computation of earnings per diluted common share.

•

In 2012, net income includes the following after-tax effects: $7.8 million of expenses related to acquisitions; $3.3 million of restructuring and plant closure costs; $3.7 million related to litigation settlement expense; $3.7 million loss related to the U.K. divestiture; and $0.7 million loss related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted earnings per share (“EPS”) by $0.22.

•

In 2011, net income includes the following after-tax effects: $15.6 million of expenses related to acquisitions; $3.2 million of restructuring and plant closure costs; $0.7 million related to litigation settlement expense; $0.8 million related to accelerated interest expense due to early term loan repayment; $1.3 million benefit due to a net release of prior years’ tax reserves; and $4.7 million gain related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted EPS by $0.16.

•

In 2010, net income includes the following after-tax effects: $8.9 million of expenses related to acquisitions; $5.2 million of restructuring and plant closure costs; litigation settlement expense of $0.5 million; $1.8 million gain in sale of assets related to the MedServe divestiture; and $1.2 million benefit due to a release of prior years’ tax reserve. The net effect of these adjustments negatively impacted diluted EPS by $0.13.

•

In 2009, net income includes the following after-tax effects: $6.8 million of acquisition expenses; $1.0 million of restructuring costs; and $1.8 million benefit due to a release of prior years’ tax reserve. The net effect of these adjustments negatively impacted diluted EPS by $0.06.

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

For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer our institutional regulated waste management services; our Bio Systems® reusable sharps management services to reduce the risk of needle sticks; a variety of products and services for infection control; our regulated recall and returns management services for expired or recalled products, pharmaceutical waste disposal services; hazardous waste disposal; and our patient communication services. For small quantity generators of regulated waste such as doctors’ offices and for retail pharmacies, we offer: our medical and regulated waste management services; our Steri-Safe® OSHA and HIPAA compliance programs; a variety of products and services for infection control; our regulated recall and returns management services for expired or recalled products; and our patient communication services.

We operate integrated national regulated waste management networks domestically and internationally. Our national networks include a total of 219 processing or combined processing and collection sites and 141 additional transfer, collection or combined transfer and collection sites. Our regulated waste processing technologies include autoclaving, our proprietary ETD, chemical treatment, and incineration. We serve approximately 541,000 customers worldwide, of which approximately 16,500 are large-quantity generators and approximately 524,500 are small-quantity generators.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that of our significant accounting policies (see Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements), the following ones may involve a higher degree of judgment on our part and greater complexity of reporting.

Revenue Recognition: Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated recall and returns management services and patient communication services are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the customer. Charges related to international value added tax (“VAT”) and other similar pass through taxes are not included as revenue.

Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives and, accordingly, are not amortized (see Note 11—Goodwill and Other Intangible Assets to the Consolidated Financial Statements for additional information).

Our balance sheet at December 31, 2012 contains goodwill of $2.1 billion. In accordance with applicable accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.

During the quarter ended June 30, 2012, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste Management Services, Domestic Regulated Recall and Returns Management Services, and International. We calculate the fair value of our reporting units using an income method and validate those results using a market approach. Both the income and market approaches indicated no impairment to goodwill to any of our three reporting units.

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

Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior 30 days and the outstanding share count at June 30, 2012. We then look at the Company’s Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other items, such as a gain or loss on the sale of divested assets, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value. We believe that starting with the fair value of the Company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit’s individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.

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

In 2012, we wrote off $1.7 million for the permit intangibles of two facilities due to rationalizing our operations. Under current acquisition accounting, a fair value must be assigned to all acquired assets based on a theoretical “market participant” regardless of the acquirers’ intended use for those assets. This accounting treatment can lead to the recognition of losses if a company disposes of acquired assets.

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

The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be more than its undiscounted estimated future cash flows. There have been no indicators of impairment of these intangibles (see Note 11—Goodwill and Other Intangible Assets to the Consolidated Financial Statements).

Share Repurchases: The purchase price over par value for share repurchases is allocated to retained earnings.

Income Taxes: We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. To provide for uncertain tax positions, we maintain a reserve for tax benefits assumed that do not meet a threshold of “more likely than not” to be sustained. Management believes the amount provided for uncertain tax positions is adequate. At December 31, 2012, net operating loss carry-forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry-forwards related to our acquisitions. The net operating loss carry-forwards from foreign and domestic acquisitions are approximately $32.1 million and certain of these net operating loss carry-forwards begin to expire in 2015. Of these, $8.5 million have a valuation allowance offsetting the benefit. The valuation allowance primarily represents loss carry-forwards for which limitations are in place and utilization before their expiration is uncertain. Changes in our valuation allowance during 2012 were primarily related to adjustments to acquisition accounting.

Accounts Receivable: Accounts receivable consists of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected. No single customer accounts for more than 2% of our accounts receivable.

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

Litigation: We operate in a highly regulated industry and deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time. Settlements from litigation are recorded when known, probable and estimable.

Stock Option Plans: We have issued stock options to employees and directors as an integral part of our compensation programs. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility of our stock, expected term of the award, and the risk-free rate. Our stock’s expected volatility is based upon historical experience. The expected term of the awards is based upon historical experience. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates of a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

At December 31, 2012, we had $31.3 million in cash and cash equivalents and $0.5 million of short-term investments that we recorded at fair value using Level 1 inputs and $18.5 million of contingent consideration related to acquisitions that we recorded at fair value using Level 3 inputs.

At December 31, 2012, we had no derivative instruments.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Highlights for the year ended December 31, 2012 included the following:

•	revenues grew to $1.91 billion, a 14.1% increase over $1.68 billion in 2011

•	gross margins decreased to 44.8% in 2012 from 45.4% in 2011;

•	operating income was $468.8 million, a 10.5% increase from $424.3 million for 2011;

•

we incurred $24.9 million in pre-tax expenses related to acquisitions, litigation settlement, restructuring and plant closure costs, loss on sale of business, and changes in fair value of contingent consideration;

•	we incurred $4.9 million in integration expenses related to acquisitions;

•	cash flow from operations was $387.4 million.

In analyzing our Company’s performance, it is necessary to understand that our various regulated waste services share a common infrastructure and customer base. We market our regulated waste services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms. For example, our regulated waste customers may contract with us for “Medical Waste Disposal” services that are billed based on the weight of waste collected, processed and disposed during a particular period and, in a subsequent period, the same customer could move to our standard service “Steri-Safe OSHA Compliance Program,” which packages the same regulated waste services with some training and education services for a contracted subscription fee. Another example is a customer that purchases our “Medical Waste Disposal” and “Sharps Disposal Management” services which provides the customer with the same regulated waste services under a different pricing and billing arrangement. We do not track the movement of customers between the various types of regulated waste services we offer. Although we can identify directional trends in our services, because the regulated waste services are similar in nature and there are inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric. We analyze our revenue growth by identifying changes related to internal growth, acquired growth, and changes due to currency exchange fluctuations.

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2012		2011
	$	%	$	%
Revenues	$1,913,149	100.0	$1,676,048	100.0
Cost of revenues	1,011,081	52.8	874,115	52.1
Depreciation—cost of revenues	44,631	2.3	41,135	2.5
Restructuring costs	132	0.0	54	0.0

Total cost of revenues	1,055,844	55.2	915,304	54.6
Gross profit	857,305	44.8	760,744	45.4
Selling, general and administrative expenses (exclusive of items shown below)	327,131	17.1	291,468	17.4
Acquisition expenses	7,920	0.4	16,704	1.0
Change in fair value of contingent consideration	752	0.0	(7,221)	-0.4
Integration expenses	4,896	0.3	4,346	0.3
Restructuring and plant closure costs	5,201	0.3	5,021	0.3
Litigation settlement	6,050	0.3	1,185	0.1
Loss on sale of business	4,867	0.3	19	0.0

Total SG&A expenses (exclusive of depreciation and amortization shown below)	356,817	18.7	311,522	18.6
Depreciation—SG&A	9,598	0.5	8,642	0.5
Amortization	22,054	1.2	16,269	1.0

Income from operations	468,836	24.5	424,311	25.3
Net interest expense	51,270	2.7	48,632	2.9
Income tax expense	147,256	7.7	134,981	8.1
Net income	269,941	14.1	237,343	14.2
Less: net income attributable to noncontrolling interests	1,945	0.1	2,592	0.2

Net income attributable to Stericycle, Inc.	$267,996	14.0	$234,751	14.0
Earnings per share—Diluted	$3.08		$2.69

Revenues: Our revenues increased $237.1 million, or 14.1%, to $1.91 billion in 2012 from $1.68 billion in 2011. Domestic revenues increased $158.7 million, or 13.1%, to $1.37 billion from $1.21 billion in 2011 as internal growth for domestic small account customers increased by $71.4 million, approximately 10%, driven by an increase of Steri-Safe revenues. Revenues from domestic large account customers increased $33.9 million, or approximately 9%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Internal revenues for recall and returns management services decreased by $6.7 million compared to 2011 due to fewer large recalls. Internal revenues exclude revenue growth attributed to businesses acquired during 2012 and 2011. Total domestic regulated waste and recall and returns management services acquisitions, less than one year old, contributed approximately $60.1 million to the increase in domestic revenues in 2012.

International revenues in 2012 were $542.3 million, compared to $463.9 million in 2011, an increase of $78.4 million, or 16.9%. Internal growth, currency rate fluctuations and acquisitions impact the comparison of 2012 to 2011. Internal growth was $20.1 million. The effect of exchange rates unfavorably impacted international 2012 revenues by $21.8 million as foreign currencies declined against the U.S. dollar. International revenue growth of $80.1 million is attributed to business acquisitions, net of business divestitures, during 2012 and 2011.

Cost of Revenues: Our 2012 cost of revenues increased $140.5 million, or $15.4%, to $1.06 billion compared to $915.3 million in 2011. Our domestic cost of revenues increased $86.9 million, or 14.2%, to $699.6 million in 2012 compared to $612.7 million for 2011 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our international cost of revenues increased $53.7 million, or 17.7%, to $356.3 million in 2012 compared to $302.6 million in 2011 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.

Our gross margin percentage decreased to 44.8% during 2012 from 45.4% during 2011 due to the inclusion of lower margin acquired revenues. Domestic gross margin percentage decreased to 49.0% during 2012 from 49.5% in 2011.

International gross margin decreased to 34.3% compared to 34.8% in 2011, primarily due to acquisitions with lower margins being consolidated. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.

Selling, General and Administrative, Depreciation and Amortization Expenses: Excluding the effect of litigation settlement, acquisition, integration expenses, restructuring and plant closure costs, loss on sale of business, and other items (collectively the “Acquisition-related Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $35.6 million, or 12.2%, to $327.1 million in 2012 from $291.5 million in 2011 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenues, these costs decreased by 0.3% in 2012 compared to 2011. Depreciation expense as a percentage of revenues was 0.5% in both 2012 and 2011. Amortization expense as a percentage of revenues increased to 1.2% in 2012 from 1.0% in 2011.

Domestically, SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $20.0 million, or 9.2%, to $237.4 million in 2012 from $217.4 million in 2011. As a percentage of revenues, SG&A was lower at 17.3% in 2012 compare to 17.9% in 2011. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1% in 2012.

Internationally, SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $15.6 million, or 21.1%, in 2012 to $89.7 million from $74.1 million in 2011. As percentage of revenues, SG&A was at 16.5% in 2012 compare to 16.0% in 2011. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.3% in 2012.

During the year ended December 31, 2012, we recognized $7.9 million in acquisition expenses, $4.9 million expense related to the integration of new acquisitions, $6.0 million in litigation settlement costs, $5.3 million of restructuring and plant closure costs, $4.9 million loss related to a divestiture in the United Kingdom, and $0.8 million unfavorable change in fair value of contingent consideration. These Acquisition-related Items resulted in $29.8 million of expense on a pre-tax basis during 2012.

During the year ended December 31, 2011, we recognized $16.7 million in acquisition expenses, $4.3 million expense related to the integration of new acquisitions, $5.1 million of restructuring and plant closure costs, and $1.2 million in litigation settlement expense, partially offset by $7.2 million favorable change in fair value of contingent consideration. These Acquisition-related Items resulted in $20.1 million of net expense on a pre-tax basis during 2011.

Income from Operations: Income from operations increased by $44.5 million, or 10.5%, to $468.8 million in 2012 from $424.3 million in 2011. Comparisons of income from operations between 2012 and 2011 are affected by various charges not considered part of our day-to-day operations described above in SG&A section.

Domestically, our income from operations increased $48.8 million, or 13.9%, to $400.5 million in 2012 from $351.7 million in 2011. Internationally, our income from operations decreased $4.3 million, or 5.9%, to $68.3 million in 2012 from $72.6 million in 2011.

Interest Expense and Interest Income: Interest expense increased to $51.7 million during 2012 from $49.4 million during 2011 due to a higher rate on our outstanding revolver borrowings. Interest income was $0.4 million during 2012 and $0.8 million during 2011.

Income Tax Expense: Income tax expense increased to $147.3 million during 2012 from $135.0 million during 2011. The effective tax rates for the years 2012 and 2011 were approximately 35.3% and 36.3%, respectively, primarily related to lower international tax rates.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Highlights for the year ended December 31, 2011 included the following:

•	revenues grew to $1.68 billion, a 16.4% increase over $1.44 billion in 2010;

•	gross margins decreased to 45.4% in 2011 from 46.4% in 2010;

•	operating income was $424.3 million, a 14.5% increase from $370.7 million for 2010;

•	we incurred a net $15.7 million in expenses related to restructuring and plant closure, acquisitions, changes in fair value of contingent consideration, and litigation settlement;

•	we incurred $4.3 million in integration expenses related to acquisitions;

•	cash flow from operations was $306.1 million.

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2011		2010
	$	%	$	%
Revenues	$1,676,048	100.0	$1,439,388	100.0
Cost of revenues	874,115	52.1	733,416	50.9
Depreciation—cost of revenues	41,135	2.5	37,025	2.6
Restructuring costs	54	0.0	1,520	0.1

Total cost of revenues	915,304	54.6	771,961	53.6
Gross profit	760,744	45.4	667,427	46.4
Selling, general and administrative expenses (exclusive of items shown below)	291,468	17.4	261,460	18.2
Acquisition expenses	16,704	1.0	9,519	0.7
Change in fair value of contingent consideration	(7,221)	-0.4	0	0.0
Integration expenses	4,346	0.3	4,112	0.3
Restructuring and plant closure costs	5,021	0.3	6,851	0.5
Litigation settlement	1,185	0.1	897	0.1
Loss/ (gain) on sale of business	19	0.0	(2,955)	-0.2

Total SG&A expenses (exclusive of depreciation and amortization shown below)	311,522	18.6	279,884	19.4
Depreciation—SG&A	8,642	0.5	6,941	0.5
Amortization	16,269	1.0	9,919	0.7

Income from operations	424,311	25.3	370,683	25.8
Net interest expense	48,632	2.9	36,815	2.6
Income tax expense	134,981	8.1	121,396	8.4
Net income	237,343	14.2	210,457	14.6
Less: net income attributable to noncontrolling interests	2,592	0.2	2,578	0.2

Net income attributable to Stericycle, Inc.	$234,751	14.0	$207,879	14.4
Earnings per share—Diluted	$2.69		$2.39

Revenues: Our revenues increased $236.7 million, or 16.4%, to $1.68 billion in 2011 from $1.44 billion in 2010. Domestic revenues increased $128.5 million, or 11.9%, to $1.21 billion from $1.08 billion in 2010 as internal growth for domestic small account customers increased by approximately $48.8 million, approximately 8%, driven by an increase of Steri-Safe revenues. Revenues from domestic large account customers increased approximately $19.4 million, or over 5%, as we increased the total number of accounts and expanded our Sharps Management and Pharmaceutical Waste Disposal programs. Internal revenues for recall and returns management services decreased by $19.9 million compared to 2010 because 2010 had more large recalls which resulted in higher revenues. Internal revenues exclude acquisitions less than one year old. Total domestic regulated waste and recall and returns management acquisitions, less than one year old, contributed approximately $80.2 million to the increase in domestic revenues in 2011.

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

Our gross margin percentage decreased to 45.4% during 2011 from 46.4% during 2010 due to inclusion of lower margin acquired revenues. Domestic gross margin percentage slightly decreased to 49.5% during 2011 from 49.7% in 2010. Our domestic gross profit was unfavorably impacted by $1.5 million in 2010 from restructuring costs for our regulated recall and returns management services business.

International gross margin decreased to 34.8% compared to 36.1% in 2010, primarily due to acquisitions with lower margins being consolidated. In general, international gross margins are lower than domestic gross margins because the international operations have less penetration into the small account market, which has a higher gross margin. Historically, the international operations have had most of their revenues from large hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings and domestic business expansion.

Selling, General and Administrative, Depreciation and Amortization Expenses: In 2011, SG&A expenses, excluding acquisition costs and other items, increased $38.1 million, or 13.7%, to $316.4 million from $278.3 million in 2010. As a percentage of revenues, these costs decreased by 0.4% in 2011 compared to 2010. Depreciation expense as a percentage of revenues was 0.5% in both 2011 and 2010. Amortization expense as a percentage of revenues increased to 1.0% in 2011 from 0.7% in 2010 due to larger quantity of acquisitions and related amortization.

Domestically, SG&A increased $19.5 million, or 9.1%, to $233.7 million in 2011 from $214.2 million in 2010. The increase was primarily due to SG&A expenses related to the acquired revenues and higher amortization expense. As a percentage of revenues, these costs decreased 0.5% in 2011 compared to 2010.

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

During the year ended December 31, 2011, we recognized $16.7 million in acquisition expenses, $4.3 million related to the integration of new acquisitions, $5.1 million of restructuring and plant closure costs, and $1.2 million in litigation settlement, partially offset by $7.2 million favorable change in fair value of contingent consideration. These various adjustments resulted in $20.1 million net expense on a pre-tax basis.

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

Income from Operations: Income from operations increased by $53.6 million, or 14.5%, to $424.3 million in 2011 from $370.7 million in 2010. Comparisons of income from operations between 2011 and 2010 are affected by various charges not considered part of our day-to-day operations described above in SG&A section.

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

Income Tax Expense: Income tax expense increased to $135.0 million during 2011 from $121.4 million during 2010. In 2011 and 2010, we recognized a net $1.3 million and $1.2 million, respectively, of tax benefits related to prior years unrecognized tax positions which positively impacted our diluted earnings per share by $0.01 in both 2011 and 2010. The effective tax rates for the years 2011 and 2010 were approximately 36.3% and 36.6%, respectively.

Liquidity and Capital Resources:

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022 all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At December 31, 2012, we were in compliance with all of our financial debt covenants.

As of December 31, 2012, we had $225.9 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $94.4 million. We also had $157.6 million committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2012 was $616.5 million. At December 31, 2012, our interest rates on borrowings under our revolving credit facility were as follows:

•	For short-term borrowing (less than one month): Federal funds rate plus 0.5%, the prime rate or the Euro Currency rate plus 1%, whichever is higher and a spread of 0.025% plus a 0.225% facility fee.

•	For borrowing greater than one month: LIBOR plus 1.025% plus a 0.225% facility fee.

The weighted average rate of interest on the unsecured revolving credit facility was 1.62% per annum, which includes the 0.225% facility fee.

As of December 31, 2012, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of December 31, 2012, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of December 31, 2012, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.

At December 31, 2012, we had $235.9 million in promissory notes issued in connection with acquisitions during 2004 through 2012, $139.1 million in foreign subsidiary bank debt outstanding, and $5.2 million in capital lease obligations.

Working Capital: At December 31, 2012, our working capital increased by $46.5 million to $110.2 million compared to $63.7 million at December 31, 2011.

Current assets increased primarily due to increase in net accounts receivable of $31.4 million. During 2012 we acquired $26.7 million in accounts receivable. Days sales outstanding (“DSO”) was at 59 days at both December 31, 2012 and December 31, 2011.

Current liabilities increased by $4.1 million in 2012. We had an increase to the short term portion of obligations for acquisitions of $11.4 million. Accounts payable increased by $7.6 million, of which $1.0 million can be attributed to acquisitions in the fourth quarter of 2012, and the remainder related primarily to timing of payments. Deferred revenues also increased by $5.2 million due to year-end collections ahead of 2013 service. Accrued liabilities decreased by $5.2 million primarily related to a reduction in our taxes payable of $16.4 million. In addition, our short term debt decreased by $15.8 million as we refinanced a portion of our foreign bank debt to long term.

Net Cash Provided or Used: Net cash provided by operating activities increased $81.3 million, or 26.6%, to $387.4 million during 2012 from $306.1 million in 2011. This increase was driven by strong collections and higher revenues both domestically and internationally. Our DSO was at 59 days in both 2012 and 2011. Cash provided by operations as a ratio to net income was 144% and 129% for 2012 and 2011, respectively.

Net cash used in investing activities during 2012 was $294.2 million compared to $514.6 million used in 2011. We had a $250.0 million decrease in cash spent to acquire new businesses, which was largely attributable to our acquisition in April 2011 of Healthcare Waste Solutions, Inc. for $234.4 million in cash. Our capital expenditures increased by $11.9 million in 2012, and, as a percentage of revenues, it increased to 3.4% in 2012 from 3.2% in 2011.

Net cash used by financing activities was $86.2 million during 2012 compared to $148.3 million net cash provided by financing activities in 2011. We used the proceeds of our private placement notes of $250.0 million and other available cash to paydown our senior credit facility, resulting in a year over year net decrease of $325.1 million. We had share repurchases of $48.0 million in 2012 compared to $124.1 million in 2011, a decrease of $76.0 million.

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments as of December 31, 2012:

Payments due by period (dollars in thousands)
		Total	2013	2014-2015	2016-2017	2018 and After
Long-term debt	(1)	$1,588,099	$133,126	$384,491	$517,598	$552,884
Capital lease obligations	(1)	5,823	2,590	2,361	446	426
Operating leases		263,938	74,464	87,385	53,313	48,776
Purchase obligations		10,252	4,689	5,367	196	0
Other long-term liabilities	(1)(2)	3,496	802	1,103	1,591	0

Total contractual cash obligations		$1,871,608	$215,671	$480,707	$573,144	$602,086

(1)	The long-term debt, capital leases, and other long-term liabilities items include both the future principal payment amount as well as an amount calculated for expected future interest payments. Long-term debt that has floating interest rates requires the use of management judgment to estimate the future rates of interest.

(2)	Other long-term liabilities include amounts related to covenants not-to-compete agreements and exclude payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.

At December 31, 2012, we had $157.6 million in stand-by letters of credit issued.

We anticipate that our operating cash flow, together with borrowings under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $5.7 million with JPMorganChase Bank N.A. that matures in May 2013. We also have extended loans to Shiraishi for approximately $15.4 million, reflected in the Consolidated Balance Sheet as part of long term “Other assets”, in support of its medical waste business. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.9 million on a pre-tax basis.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm has issued an opinion on the Company’s internal control over financial reporting. That report appears on page 32.

Stericycle, Inc.

Lake Forest, IL

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited Stericycle, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stericycle, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stericycle, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2013

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$31,324	$22,511
Short-term investments	503	416
Accounts receivable, less allowance for doubtful accounts of $19,443 in 2012 and $18,905 in 2011	322,246	290,854
Deferred income taxes	22,995	19,314
Prepaid expenses	27,042	22,466
Other current assets	37,176	35,035

Total Current Assets	441,286	390,596
Property, plant and equipment, net	335,870	293,912
Goodwill	2,065,103	1,913,703
Intangible assets, less accumulated amortization of $64,215 in 2012 and $42,050 in 2011	667,471	546,618
Other assets	37,008	32,261

Total Assets	$3,546,738	$3,177,090

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$87,781	$100,526
Accounts payable	74,225	66,635
Accrued liabilities	135,321	140,521
Deferred revenues	18,095	12,855
Other current liabilities	15,638	6,377

Total Current Liabilities	331,060	326,914
Long-term debt, net of current portion	1,268,303	1,284,113
Deferred income taxes	359,780	313,733
Other liabilities	30,272	25,079
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,987,883 issued and outstanding in 2012, 84,696,227 issued and outstanding in 2011)	860	847
Additional paid-in capital	116,720	0
Accumulated other comprehensive loss	(39,064)	(45,984)
Retained earnings	1,463,277	1,243,303

Stericycle, Inc. Equity	1,541,793	1,198,166
Noncontrolling interest	15,530	29,085

Total Equity	1,557,323	1,227,251

Total Liabilities and Equity	$3,546,738	$3,177,090

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data
	Years Ended December 31,
	2012	2011	2010
Revenues	$1,913,149	$1,676,048	$1,439,388
Costs and Expenses:
Cost of revenues (exclusive of depreciation below)	1,011,213	874,169	734,936
Depreciation—cost of revenues	44,631	41,135	37,025
Selling, general and administrative expenses (exclusive of depreciation and amortization below)	356,817	311,522	279,884
Depreciation—SG&A	9,598	8,642	6,941
Amortization	22,054	16,269	9,919

Total Costs and Expenses	1,444,313	1,251,737	1,068,705

Income from Operations	468,836	424,311	370,683
Other Income (Expense):
Interest income	404	799	266
Interest expense	(51,674)	(49,431)	(37,081)
Other expense, net	(369)	(3,355)	(2,015)

Total Other Expense	(51,639)	(51,987)	(38,830)

Income Before Income Taxes	417,197	372,324	331,853
Income Tax Expense	147,256	134,981	121,396

Net Income	269,941	237,343	210,457
Less: Net Income Attributable to Noncontrolling Interests	1,945	2,592	2,578

Net Income Attributable to Stericycle, Inc.	$267,996	$234,751	$207,879

Earnings Per Common Share:
Basic	$3.14	$2.75	$2.44

Diluted	$3.08	$2.69	$2.39

Weighted Average Number of Common Shares Outstanding:
Basic	85,401,365	85,467,421	85,057,775
Diluted	87,018,473	87,367,712	86,962,651

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands
	Years Ended December 31,
	2012	2011	2010
Net Income	$269,941	$237,343	$210,457
Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	6,801	(32,893)	394
Amortization of cash flow hedge into income, net of tax ($226, $216, and $54)	339	341	85
Change in fair value of cash flow hedge, net of tax ($193, $0, and $1,407)	289	0	(2,118)

Total Other Comprehensive Income/ (Loss)	7,429	(32,552)	(1,639)

Comprehensive Income	277,370	204,791	208,818
Less: Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	2,454	(845)	5,516

Comprehensive Income Attributable to Stericycle, Inc.	$274,916	$205,636	$203,302

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$269,941	$237,343	$210,457
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/ (gain) on sale of business	4,867	19	(2,955)
Restructuring and plant closure costs	1,677	2,756	5,571
Write down of other assets	0	1,256	0
Change in fair value of contingent consideration	752	(7,221)	0
Accelerated amortization of term loan financing fees	0	1,241	0
Stock compensation expense	16,339	15,367	15,298
Excess tax benefit of stock options exercised	(30,161)	(17,410)	(24,687)
Depreciation	54,229	49,777	43,966
Amortization	22,054	16,269	9,919
Deferred income taxes	22,678	31,837	26,312
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(4,329)	(31,821)	(20,270)
Accounts payable	(107)	(12,539)	(165)
Accrued liabilities	26,201	21,656	56,578
Deferred revenues	931	(1,997)	(878)
Other assets and liabilities	2,376	(429)	6,524

Net cash provided by operating activities	387,448	306,104	325,670

INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(229,684)	(479,661)	(190,430)
(Purchase of)/ proceeds from short-term investments	(89)	15,942	(14,732)
Proceeds from sale of business and other assets	764	2,371	8,000
Capital expenditures	(65,236)	(53,301)	(48,320)

Net cash used in investing activities	(294,245)	(514,649)	(245,482)

FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(102,932)	(65,546)	(55,530)
Borrowings on foreign bank debt	98,620	42,178	51,419
Repayments on foreign bank debt	(69,454)	(16,168)	(38,266)
Borrowings on senior credit facility	863,286	1,643,458	1,007,801
Repayments on senior credit facility	(1,167,595)	(1,372,631)	(1,350,597)
Proceeds from private placement of long-term note	250,000	0	400,000
Payments of deferred financing costs	(956)	(3,740)	(5,757)
Payments on capital lease obligations	(3,192)	(3,333)	(2,894)
Purchase and cancellation of treasury stock	(48,028)	(124,056)	(94,335)
Payments to noncontrolling interests	(580)	(534)	0
Proceeds from other issuance of common stock	64,461	31,286	49,907
Excess tax benefit of stock options exercised	30,161	17,410	24,687

Net cash (used in)/ provided by financing activities	(86,209)	148,324	(13,565)
Effect of exchange rate changes on cash	1,819	3,456	(3,114)

Net increase/ (decrease) in cash and cash equivalents	8,813	(56,765)	63,509
Cash and cash equivalents at beginning of year	22,511	79,276	15,767

Cash and cash equivalents at end of year	$31,324	$22,511	$79,276

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$105,738	$58,338	$96,295

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2012, 2011 and 2010

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	84,715	$847	$47,522	$809,618	$(12,292)	$11,478	$857,173
Net income				207,879		2,578	210,457
Currency translation adjustment					(2,544)	2,938	394
Change in qualifying cash flow hedge, net of tax					(2,033)		(2,033)
Issuance of common stock for exercise of options and employee stock purchases	1,988	20	50,491				50,511
Purchase/ cancellation of treasury stock	(1,461)	(15)	(94,320)				(94,335)
Stock compensation expense			18,565				18,565
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options			24,687				24,687
Noncontrolling interests attributed to acquisitions						18,265	18,265
Reduction to noncontrolling interests due to additional ownership						(3,334)	(3,334)

Balance at December 31, 2010	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350

Net income				234,751		2,592	237,343
Currency translation adjustment					(29,456)	(3,437)	(32,893)
Change in qualifying cash flow hedge, net of tax					341		341
Issuance of common stock for exercise of options and employee stock purchases	1,016	11	36,394				36,405
Purchase/ cancellation of treasury stock	(1,562)	(16)	(115,095)	(8,945)			(124,056)
Stock compensation expense			15,367				15,367
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options			17,410				17,410
Noncontrolling interests attributed to acquisitions						10,708	10,708
Reduction to noncontrolling interests due to additional ownership			(1,021)			(10,210)	(11,231)
Reduction to noncontrolling interests due to divestiture						(1,959)	(1,959)
Payments to noncontrolling interests						(534)	(534)

Balance at December 31, 2011	84,696	$847	$0	$1,243,303	$(45,984)	$29,085	$1,227,251

Net income				267,996		1,945	269,941
Currency translation adjustment					6,292	509	6,801
Change in qualifying cash flow hedge, net of tax					628		628
Issuance of common stock for exercise of options and employee stock purchases	1,855	19	68,444				68,463
Purchase/ cancellation of treasury stock	(563)	(6)	0	(48,022)			(48,028)
Stock compensation expense			16,339				16,339
Excess tax benefit of disqualifying dispositions of stock options and exercise of non-qualified stock options			30,161				30,161
Noncontrolling interests attributed to acquisitions						4,386	4,386
Reduction to noncontrolling interests due to additional ownership			1,958			(19,997)	(18,039)
Payments to noncontrolling interests			(182)			(398)	(580)

Balance at December 31, 2012	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1—DESCRIPTION OF BUSINESS

We were incorporated in 1989 and presently serve a diverse customer base of over 541,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom.

We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 59 processing facilities, the majority of which use autoclave waste processing technology. All of our processing facilities also serve as collection sites. We own or lease 91 additional transfer sites, 12 additional sales/administrative sites, and 54 recall and returns or communication services facilities. Internationally, we own or lease 94 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 50 additional transfer sites, 41 additional sales/administrative sites, 10 recall and returns services facilities, and we lease two landfills.

We use our fully integrated, national networks to provide a broad range of services to our customers including regulated waste management services and regulated recall and returns management services. Regulated waste management services include regulated waste removal services, sharps management services, products and services for infection control, and safety and compliance programs. Regulated recall and returns management services are physical services provided to companies and individual businesses that assist with the handling of products that are being removed from the supply chain due to recalls or expiration. These services also include advanced notification technology that is used to communicate specific instructions to the users of the product. Our waste treatment technology is primarily autoclaving, however we also use incineration and our proprietary electro-thermal-deactivation (“ETD”) system. We also provide communication services to healthcare providers to improve office productivity and communications with patients.

We have 7,933 employees in the United States, of which 437 are covered by collective bargaining agreements. Internationally, we have 5,312 employees, of which approximately 1,600 are covered by collective bargaining agreements, primarily in Latin America.

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

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of December 31, 2012 and 2011 and the results of our operations, our cash flows, and our statement of changes in equity for the three years ended December 31, 2012, 2011 and 2010. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of filing this Annual Report on Form 10-K.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Stericycle, Inc. and its subsidiaries.

Revenue Recognition:

Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated recall and returns management services and patient communication services are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Charges related to international value added tax (“VAT”) and other similar pass through taxes are not included as revenue.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	5 to 50 years
Machinery and equipment	3 to 30 years
Containers	2 to 20 years
Vehicles	3 to 7 years
Office equipment and furniture	2 to 15 years
Software	2 to 7 years

Our containers have a weighted average remaining useful life of 12.2 years.

Goodwill and Identifiable Intangibles:

Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 26.5 years. We have covenants not-to-compete intangibles with useful lives from 4 to 14 years, with a weighted average remaining useful life of 4.6 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 9.6 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.

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

Share Repurchases:

Purchase price over par value for share repurchases are allocated to retained earnings.

Income Taxes:

Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounts Receivable:

Accounts receivable consist of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than 2% of our accounts receivable. Bad debt expense was $4.6 million, $7.1 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. At December 31, 2012, the fair value of the Company’s debt obligations was estimated at $1.39 billion, compared to a carrying amount of $1.36 billion. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of our expectations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where we make estimates include allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, stock compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, and intangible asset valuations. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, contingent consideration liabilities, intangible assets amortization expense, and rental payments are based upon foreign exchange rates as of December 31, 2012 (see Notes 4, 11, 13 and 14 to the Consolidated Financial Statements).

Stock-Based Compensation:

We recognize compensation expense for all stock-based awards made to our employees and directors. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility of our stock, expected term of the award, and the risk-free interest rate. Our stock’s expected volatility is based upon historical experience. The expected term of options granted is based on historical experience. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates for a comparable period. If factors change and we employ different assumptions, stock-based compensation expense for new grants may differ significantly from what we have recorded in the past.

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

Environmental Matters:

We record a liability for environmental remediation or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. We did not have any environmental liabilities recorded at December 31, 2012 nor are we aware of any issues at our facilities that could necessitate environmental remediation.

New Accounting Standards:

Accounting Standards Recently Adopted

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

Goodwill Impairment Testing

On January 1, 2012, Stericycle adopted changes issued by the FASB to guidance on the testing for impairment of goodwill. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments, an entity has the option to use a qualitative assessment, that it is more likely than not (greater than 50%) that the fair value of goodwill is less than its carrying amount. We performed our annual test for goodwill impairment as of June 30, 2012 and chose to perform a quantitative assessment.

Fair Value Measurement

On January 1, 2012, Stericycle adopted changes issued by the FASB for additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the change in presentation, there were no other impacts.

Accounting Standards Issued But Not Yet Adopted

Testing Indefinite-Lived Intangible Assets for Impairment

On July 27, 2012 the FASB issued guidance allowing a company to perform a qualitative assessment in determining whether an indefinite lived intangible asset is impaired. This new guidance is similar to the previously issued guidance allowing a qualitative assessment when performing annual goodwill impairment testing. The guidance also changes when a company should perform an interim period test for impairment, allowing for positive evidence to offset negative evidence when determining whether an interim impairment test is required. The new guidance should not affect the ultimate outcome of an impairment test; therefore there will be no impact on our financial statements. The effective date of this guidance for our Company is January 1, 2013; however, the guidance allows for early adoption. We did not early adopt this guidance and are considering using a qualitative approach for 2013. We perform our annual test for impairment for indefinite lived intangibles as of December 31.

NOTE 3—ACQUISITIONS AND DIVESTITURES

The following table summarizes the locations of our acquisitions for the years ended December 31, 2012, 2011 and 2010:

Acquisition Locations	2012	2011	2010
United States	17	21	13
Argentina	1	1	1
Brazil	1	4	3
Canada	0	2	0
Chile	3	1	1
Ireland	0	1	0
Japan	1	3	2
Mexico	2	0	3
Portugal	1	1	1
Romania	2	6	1
Spain	8	2	0
United Kingdom	5	3	8

Total	41	45	33

The following table summarizes the aggregate purchase price of our acquisitions during the years ended December 31, 2012, 2011 and 2010:

In thousands
	2012	2011	2010
Cash	$229,684	$479,661	$190,430
Promissory notes	70,670	38,461	77,760
Deferred consideration	19,998	11,695	2,474
Contingent consideration	15,070	8,182	16,061

Total purchase price	$335,422	$537,999	$286,725

During 2012, we completed 41 acquisitions, of which 17 were domestic and 24 were international businesses. We placed an amount into escrow for a potential future acquisition. We also increased our majority share in a previous acquisition in Brazil to 100%, and Chile to 90%.

In 2012, we recognized a net increase in goodwill of $147.2 million related to current year acquisitions and prior year allocation adjustments and excluding the effect of foreign currency translation (see Note 11—Goodwill and Other Intangible Assets to the Consolidated Financial Statements). A net of $109.9 million was assigned to our United States reporting segment and $37.3 million was assigned to our International reporting segment. Tax deductible goodwill, pending final acquisition accounting, was approximately $80.4 million, $50.6 million and $49.6 million for the years 2012, 2011 and 2010, respectively.

In 2012, we recognized a net increase in intangible assets of $150.1 million excluding the effect of foreign currency translation. The changes include $124.7 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years, $22.7 million in permits with indefinite lives, $2.6 million in tradenames with amortizable lives of 10 to 15 years, and $0.1 million in other intangible assets with amortizable life of 10 years. The allocation of acquisition price is preliminary pending completion of certain intangible asset valuations and completion accounts.

The following table summarizes purchase price allocation for our acquisitions for the years ended December 31, 2012, 2011 and 2010:

In thousands
	2012	2011	2010
Fixed assets	$30,426	$29,897	$19,020
Intangibles	150,149	206,775	113,632
Goodwill	147,156	342,486	203,003
Net other assets	16,619	21,016	11,491
Debt	(4,353)	(1,240)	(22,774)
Net deferred tax liabilities	(20,186)	(60,437)	(22,716)
Noncontrolling interests	15,611	(498)	(14,931)

	$335,422	$537,999	$286,725

For financial reporting purposes, our 2012 and 2011 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. The Company incurred $7.9 million and $16.7 million of acquisition related expenses during the years ended December 31, 2012 and 2011, respectively. These expenses are included with “Selling, general and administrative expenses” (“SG&A”) on our Consolidated Statements of Income.

The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. Because we integrate acquisitions into our current structure in order to achieve cost synergies, the effect of acquisitions on net income is not practical to estimate. The 2012 estimated impact to revenues of these acquisitions was $60.1 million. The estimated annualized revenues from these acquisitions were approximately $145.6 million. The following consolidated pro forma information on the impact of these acquisitions to our consolidated revenues is based on the assumption that these acquisitions all occurred on January 1, 2012 and 2011.

In thousands
	2012	2011
Revenue	$1,998,649	$1,771,248

In July 2012, we were required by the United Kingdom Competition Committee to divest a business acquired in 2011. The sale price of the business was $0.7 million and resulted in a pretax loss of $4.9 million which is included in SG&A. The following table summarizes the assets sold:

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

In thousands
	Total as of December 31, 2012	Fair Value Measurements Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$31,324	$31,324	$0	$0
Short-term investments	503	503	0	0

Total assets	$31,827	$31,827	$0	$0
Liabilities:
Contingent consideration	$18,511	$0	$0	$18,511

Total liabilities	$18,511	$0	$0	$18,511

In thousands
	Total as of December 31, 2011	Fair Value Measurements Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,511	$22,511	$0	$0
Short-term investments	416	416	0	0

Total assets	$22,927	$22,927	$0	$0
Liabilities:
Contingent consideration	$9,921	$0	$0	$9,921

Total liabilities	$9,921	$0	$0	$9,921

We had contingent consideration liabilities recorded in the amounts of $18.5 million, of which $13.6 million is current, at December 31, 2012, and $9.9 million at December 31, 2011 using Level 3 inputs. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, the maximum liability would be $20.8 million. Contingent consideration liabilities are reassessed each quarter and are reflected in the balance sheet as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2011	$9,921
Increases due to acquisitions	15,070
Decreases due to payments	(8,207)
Changes due to currency fluctuations	975
Changes in fair value reflected in income statement (SG&A)	752

Contingent consideration at December 31, 2012	$18,511

Fair Value of Debt: At December 31, 2012, the fair value of the Company’s debt obligations was estimated at $1.39 billion compared to a carrying amount of $1.36 billion. At December 31, 2011, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.38 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There have been no movements of items between fair value hierarchies.

NOTE 5—INCOME TAXES

The U.S. and International components of income before income taxes consisted of the following for the years ended December 31, 2012, 2011 and 2010:

In thousands
	2012	2011	2010
United States	$357,076	$307,909	$273,891
International	60,121	64,415	57,962

Total income before income taxes	$417,197	$372,324	$331,853

Significant components of our income tax expense for the years ended December 31, 2012, 2011 and 2010 are as follows:

In thousands
	2012	2011	2010
Current
United States—federal	$95,864	$99,481	$72,733
United States—state and local	14,034	10,205	9,356
International	17,192	11,906	15,864

	127,090	121,592	97,953
Deferred
United States—federal	25,028	7,690	19,834
United States—state and local	3,881	2,589	3,254
International	(8,743)	3,110	355

	20,166	13,389	23,443

Total provision	$147,256	$134,981	$121,396

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	2.9%	2.2%	2.5%
Foreign tax rates	(1.2)%	(1.6)%	(1.2)%
Other	(1.4)%	0.7%	0.3%
Effective tax rate	35.3%	36.3%	36.6%

Cash payments for income taxes were $104.7 million, $76.6 million and $66.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Our deferred tax liabilities and assets as of December 31, 2012 and 2011 were as follows:

In thousands
	2012	2011
Deferred tax liabilities:
Property, plant and equipment	$(37,112)	$(34,699)
Goodwill and intangibles	(357,453)	(318,624)

Total deferred tax liabilities	(394,565)	(353,323)
Deferred tax assets:
Accrued liabilities	24,251	22,124
Other	23,896	22,296
Net operating tax loss carry-forwards	12,973	18,259
Less: operating tax loss valuation allowance	(3,340)	(3,775)

Total deferred tax assets	57,780	58,904

Net deferred tax liabilities	$(336,785)	$(294,419)

At December 31, 2012, net operating loss carry-forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry-forwards related to our acquisitions. The net operating loss carry-forwards from foreign and domestic acquisitions are approximately $32.1 million and certain of these net operating loss carry-forwards begin to expire in 2015. Of these, $8.5 million have a valuation allowance offsetting the benefit. The valuation allowance primarily represents loss carry-forwards for which limitations are in place and utilization before their expiration is uncertain. Changes in our valuation allowance during 2012 were primarily related to adjustments to acquisition accounting.

Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. The cumulative amounts of such earnings are $159.2 million at December 31, 2012, and it is not practicable to estimate the amount of tax that may be payable upon distribution assuming repatriation.

We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2008.

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

The total amount of unrecognized tax positions as of December 31, 2012 is $16.1 million. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $15.3 million. We recognized interest and penalties accrued related to income tax reserves in the amount of $0.3 million and $0.7 million, for the years ended December 31, 2012 and 2011, respectively, as a component of income tax expense.

The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2012 and 2011:

In thousands
Unrecognized tax positions, December 31, 2010	$9,239
Gross increases—tax positions in prior period	242
Gross decreases—tax positions in prior period	0
Gross increases—current period tax positions	2,609
Settlement	(108)
Lapse of statute of limitations	(1,210)

Unrecognized tax positions, December 31, 2011	$10,772

Gross increases—tax positions in prior period	2,284
Gross decreases—tax positions in prior period	0
Gross increases—current period tax positions	4,119
Settlement	0
Lapse of statute of limitations	(1,071)

Unrecognized tax positions, December 31, 2012	$16,104

NOTE 6—STOCK BASED COMPENSATION

Stock Plans:

We have adopted six stock option plans:

•	the 2011 Incentive Compensation Plan, which expires in May 2021;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006.

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

The 2011, 2008 and 2005 Plans authorize awards to our officers, employees and consultants, and following the expiration of the Directors Plan in May 2006, to our directors; the 2000 Plan authorized awards to our employees and consultants but not to our officers and directors; the 1997 Plan authorized awards to our officers, directors, employees and consultants; and the Directors Plan authorized awards to our outside directors.

As of December 31, 2012, we reserved the following shares for issuance, consisting of both shares available for awards under the 2011 Plan, 2008 Plan, 2005 Plan, 2000 Plan, and 1997 Plan and shares issuable under outstanding stock option grants and restricted stock unit awards:

1996 Directors Plan shares	40,784
1997 Plan shares	54,522
2000 Plan shares	232,096
2005 Plan shares	2,384,111
2008 Plan shares	3,285,547
2011 Plan shares	3,000,000

Total shares reserved	8,997,060

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) effective as of July 1, 2001. Our stockholders approved the ESPP in May 2001. The ESPP authorizes 600,000 shares of our common stock to be purchased by employees at a 15% discount from the market price of the stock through payroll deductions during two six-month offerings each year. An employee who elects to participate in an offering is granted an option on the first day of the offering for a number of shares equal to the employee’s payroll deductions under the ESPP during the offering period (which may not exceed $5,000) divided by the option price per share. The option price per share is the lower of 85% of the closing price of a share of our common stock on the first trading day of the offering period or 85% of the closing price on the last trading day of the offering period. We recognize compensation expense for the ESPP, which is reflected in the statement of income. Every U.S. employee who has completed six months employment as of the first day of an offering and who is a full-time employee, or a part-time employee who customarily works at least 20 hours per week, is eligible to participate in the offering. During 2012, 2011, and 2010, 56,362 shares, 53,213 shares, and 61,573 shares respectively, were issued through the ESPP.

Stock Based Compensation Expense:

During 2012, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value determined in accordance with the provisions of FASB accounting standards for share-based payments. During the years ended December 31, 2012, 2011 and 2010, we recognized compensation expense of $15.2 million, $14.4 million and $14.4 million, respectively, for stock options, and $1.1 million, $1.0 million and $0.9 million, respectively, for the ESPP, which is reflected in the statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2012, 2011 and 2010.

The following table presents the total stock-based compensation expense resulting from stock option awards and the ESPP included in the consolidated statements of income:

In thousands
	Years Ended December 31,
	2012	2011	2010
Cost of revenues—stock option plan	$136	$121	$224
Selling, general and administrative—stock option plan	13,630	13,428	13,914
Selling, general and administrative—restricted stock unit	1,474	811	304
Selling, general and administrative—ESPP	1,099	1,007	856

Total	$16,339	$15,367	$15,298

As of December 31, 2012, there were $28.9 million of total unrecognized compensation expenses related to non-vested option awards, which is expected to be recognized over a weighted-average period of 1.63 years.

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Years Ended December 31,
	2012	2011	2010
Tax benefit recognized in income statement	$5,818	$6,091	$7,359
Excess tax benefit realized	30,161	17,410	24,687

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options. Option activity for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	6,342,337	$50.06	6,508,833	$41.86	7,387,753	$35.43
Granted	1,142,205	86.63	1,050,226	85.28	1,388,846	54.13
Exercised	(1,803,601)	36.30	(963,218)	32.41	(2,106,156)	26.95
Forfeited	(136,518)	63.12	(244,378)	53.49	(156,269)	47.07
Cancelled or expired	(759)	75.29	(9,126)	28.93	(5,341)	55.50

Outstanding at end of year	5,543,664	$61.69	6,342,337	$50.06	6,508,833	$41.86

Exercisable at end of year	2,674,411	$50.48	3,406,594	$40.31	3,099,479	$34.49
Available for future grant	3,312,992		4,396,346		2,240,937

The total exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the sales price on that trading day in the year ended December 31, 2012 and the exercise price associated with the respective option).

In thousands
	Years Ended December 31,
	2012	2011	2010
Total exercise intrinsic value of options exercised	$97,816	$52,939	$78,500

The total aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2012; this amount changes based on the fair market value of our stock.

The following tables set forth the information related to outstanding options for the years ended December 31, 2012, 2011 and 2010:

In years
	2012	2011	2010
Weighted average remaining contractual life of outstanding options	6.7	6.5	6.7

In thousands
	2012	2011	2010
Total aggregate intrinsic value of outstanding options	$175,200	$184,300	$254,200

The following tables set forth the information related to exercisable options:

In years
	2012	2011	2010
Weighted average remaining contractual life of exercisable options	5.5	5.3	5.3

In thousands
	2012	2011	2010
Total aggregate intrinsic value of exercisable options	$114,500	$128,900	$143,900

Options outstanding and exercisable as of December 31, 2012 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$17.525-$38.565	846,746	3.29	$32.32	834,746	$32.35
$38.905-$43.330	70,362	4.36	42.90	70,362	42.90
$43.340-$46.830	648,422	6.02	46.82	321,543	46.81
$46.870-$50.820	114,322	6.01	48.99	84,882	49.19
$50.890-$51.550	865,481	7.07	51.54	330,343	51.54
$51.750-$54.590	578,345	5.10	53.26	434,889	53.27
$54.600-$84.910	431,837	7.35	66.90	253,244	62.87
$85.000-$85.000	828,915	8.11	85.00	207,227	85.00
$85.020-$86.140	15,250	9.12	85.52	400	86.02
$86.240-$94.760	1,143,984	9.10	87.05	136,775	87.60

	5,543,664	6.71	$61.69	2,674,411	$50.48

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

	Years Ended December 31,
	2012	2011	2010
Stock options granted (shares)	1,142,205	1,050,226	1,388,846
Weighted average grant date fair value	$20.14	$21.07	$13.74
Expected term (in years)	6.00	5.75	5.75
Expected volatility	27.87%	27.42%	28.31%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	1.05%	2.21%	2.33%

Restricted Stock Units:

Restricted stock units (“RSUs”) activity for the years ended December 31, 2012, 2011 and 2010 is summarized as follows below. RSUs vest at the end of three or five years. Our 2008 and 2011 Plans include a share reserve related to RSUs granted at a 2-1 ratio.

	2012		2011		2010
	Number of Units	Weighted Average Remaining Contractual Life	Number of Units	Weighted Average Remaining Contractual Life	Number of Units	Weighted Average Remaining Contractual Life
		(in years)		(in years)		(in years)
Outstanding at beginning of year	34,738		20,000		0
Granted	39,237		18,488		20,000
Released	(4,000)		0		0
Forfeited	(1,773)		(3,750)		0

Outstanding at end of year	68,202	2.58	34,738	1.63	20,000	2.12

Exercisable at end of year	0	0.00	0	0.00	0	0.00

In thousands
	2012	2011	2010
Total aggregate intrinsic value of outstanding units	$6,362	$2,707	$1,618

The per share fair value of RSUs granted for the years ended December 31, 2012, 2011 and 2010 was $86.24, $85.00 and $51.65, respectively.

NOTE 7—PREFERRED STOCK

At December 31, 2012 and 2011, we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.

NOTE 8—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Years Ended December 31,
	2012	2011	2010
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$267,996	$234,751	$207,879

Denominator:
Denominator for basic earnings per share-weighted average shares	85,401,365	85,467,421	85,057,775
Effect of diluted securities:
Employee stock options	1,617,108	1,900,291	1,904,876

Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	87,018,473	87,367,712	86,962,651

Earnings per share—Basic	$3.14	$2.75	$2.44

Earnings per share—Diluted	$3.08	$2.69	$2.39

For additional information regarding outstanding employee stock options, see Note 6—Stock Based Compensation to the Consolidated Financial Statements.

In 2012, 2011 and 2010, options to purchase 1,049,707 shares, 879,266 shares and 133,535 shares, respectively, at exercise prices of $77.49-$94.76, $77.00-$94.24 and $51.55-$80.92, respectively, were not included in the computation of diluted earnings per share (“EPS”) because the effect would have been anti-dilutive.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income are net income, the change in cumulative currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges. The following table sets forth the components of total comprehensive income for 2012, 2011 and 2010:

In thousands
	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income/ (Loss)
Beginning balance January 1, 2010	$(11,584)	$(708)	$(12,292)
Period change	(2,544)	(2,033)	(4,577)

Ending balance December 31, 2010	$(14,128)	$(2,741)	$(16,869)
Period change	(29,456)	341	(29,115)

Ending balance December 31, 2011	$(43,584)	$(2,400)	$(45,984)
Period change	6,292	628	6,920

Ending balance December 31, 2012	$(37,292)	$(1,772)	$(39,064)

The tax impact of the unrealized gains/ (losses) on cash flow hedges in accumulated other comprehensive income at December 31, 2012, 2011 and 2010 was $0.4 million, $0.2 million, and $1.4 million, respectively. Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 consisted of the following items:

In thousands
	2012	2011
Land	$26,198	$21,325
Building and improvements	106,388	100,765
Machinery and equipment	200,805	174,230
Vehicles	39,468	33,499
Containers	132,094	114,705
Office equipment and furniture	56,515	48,136
Software	19,495	14,912
Construction in progress	30,925	18,645

Total property, plant & equipment	611,888	526,217
Less: accumulated depreciation	(276,018)	(232,305)

Property, plant and equipment, net	$335,870	$293,912

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired.

We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

In thousands
	United States	International	Total
Balance as of December 31, 2010	$1,279,758	$316,006	$1,595,764
Goodwill acquired during year	232,850	120,750	353,600
Goodwill allocation adjustments	(6,192)	(4,922)	(11,114)
Sale of assets	0	(2,887)	(2,887)
Changes due to currency fluctuation	0	(21,660)	(21,660)

Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703

Goodwill acquired during year	114,931	62,145	177,076
Goodwill allocation adjustments	(5,061)	(24,859)	(29,920)
Sale of assets	0	(1,178)	(1,178)
Changes due to currency fluctuation	0	5,422	5,422

Balance as of December 31, 2012	$1,616,286	$448,817	$2,065,103

During the quarter ended June 30, 2012, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Recall and Returns Management Services, and International. We calculate fair value for our reporting units using two methods, one a market approach and the other an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.

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

In 2012 and 2011, we wrote off $1.7 million and $2.8 million, respectively, for the permit intangibles of facilities due to rationalizing our domestic and international operations. These expenses are reflected as part of “Selling, general and administrative expenses”. Under current acquisition accounting, a fair value must be assigned to all acquired assets based on a theoretical “market participant” regardless of the acquirers’ intended use for those assets. This accounting treatment can lead to the recognition of losses if a company disposes of acquired assets.

We complete our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year. In 2012 and 2011, we performed our annual permit impairment evaluation and determined that, other than as noted above, there was no impairment.

Our intangible assets, other than indefinite lived goodwill and permits, are amortized over their useful lives. In 2012, we assigned $124.7 million to customer relationships with amortizable lives of 15 to 40 years, $22.7 million in permits with indefinite lives, $2.6 million in a tradenames with amortizable lives of 10 to 15 years, and $0.1 million in other intangible assets with amortizable life of 10 years.

In 2011, we assigned $190.4 million to customer relationships with amortizable lives of 14 to 40 years and $14.5 million to permits with indefinite lives.

As of December 31, the values of the intangible assets were as follows:

In thousands
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,993	$5,843	$5,150	$10,903	$4,350	$6,553
Customer relationships	602,095	57,236	544,859	480,033	36,994	443,039
Tradenames	4,922	712	4,210	2,556	391	2,165
License agreements	720	420	300	720	315	405
Other	89	4	85	0	0	0
Indefinite lived intangibles:
Operating permits	112,867	0	112,867	94,456	0	94,456

Total	$731,686	$64,215	$667,471	$588,668	$42,050	$546,618

During the years ended December 31, 2012, 2011 and 2010, the aggregate amortization expense was $22.1 million, $16.3 million and $9.9 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2013	$25,874
2014	25,641
2015	25,460
2016	25,170
2017	25,031

NOTE 12—ACCRUED LIABILITIES

Accrued liabilities at December 31, 2012 and 2011 consisted of the following items:

In thousands
	2012	2011
Accrued compensation	$38,801	$33,312
Accrued insurance	31,146	30,376
Accrued taxes	11,870	28,310
Accrued interest	9,045	9,037
Accrued professional services liabilities	6,930	2,011
Accrued product reimbursement	10,225	9,361
Accrued liabilities—other	27,304	28,114

Total accrued liabilities	$135,321	$140,521

NOTE 13—DEBT

New Debt

On October 22, 2012, we entered into a note purchase agreement with 46 institutional purchasers pursuant to which we issued $125 million of the “Series A” seven-year 2.68% unsecured senior notes and $125 million of the “Series B” 10-year 3.26% unsecured senior notes. Interest will be payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013. The principal of the Series A notes will be payable at the maturity of the notes on December 12, 2019, and the principal of the Series B notes will be payable at the maturity of the notes on December 12, 2022.

Long-term debt consisted of the following at December 31:

In thousands
	2012	2011
Obligations under capital leases	$5,234	$4,679
$1 billion revolver weighted average rate 1.62%, due in 2016	225,931	527,884
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$125 million Private Placements notes 2.68% due in 2019	125,000	0
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
$125 million Private Placements notes 3.26% due in 2022	125,000	0
Acquisition notes weighted average rate of 2.60% and weighted average maturity of 3.8 years	235,856	240,138
Foreign bank debt weighted average rate 5.83% and Weighted average maturity of 2.0 years	139,063	111,938

	1,356,084	1,384,639
Less: current portion	87,781	100,526

Total	$1,268,303	$1,284,113

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2012 are as follows:

In thousands
2013	$85,421
2014	147,524
2015	159,050
2016	266,276
2017	196,672
Thereafter	495,907

$1,350,850

We paid interest of $47.5 million, $43.5 million and $28.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands
	2012	2011
Land	$190	$186
Buildings	528	768
Machinery and equipment	2,451	3,381
Vehicles	7,377	5,114
Office equipment and furniture	123	45
Less: accumulated depreciation	(4,059)	(2,845)

	$6,610	$6,649

Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows:

In thousands
2013	$2,590
2014	1,633
2015	728
2016	354
2017	92
Thereafter	426

Total minimum lease payments	5,823
Less: amounts representing interest	(589)

Present value of net minimum lease payments	5,234
Less: current portion	(2,360)

Long-term obligations under capital leases	$2,874

Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At December 31, 2012, we were in compliance with all of our financial debt covenants.

As of December 31, 2012 and 2011, we had $157.6 million and $159.1 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2012 and 2011 was $616.5 million and $313.0 million, respectively.

Guarantees

We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a one year loan with a current balance of $5.7 million with JPMorganChase Bank N.A. that matures on in May 2013. We also have extended loans to Shiraishi for approximately $15.4 million, reflected in the Consolidated Balance Sheet as part of long term “Other assets”, in support of its medical waste business. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed.

NOTE 14—LEASE COMMITMENTS

We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates over the next 22 years. The leases for most of the properties contain renewal provisions.

Rent expense for 2012, 2011 and 2010 was $85.5 million, $75.3 million and $57.9 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2012 for each of the next five years and in the aggregate are as follows:

In thousands
2013	$74,464
2014	47,969
2015	39,416
2016	29,828
2017	23,485
Thereafter	48,776

$263,938

NOTE 15—PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION

FASB ASC Topic 280 requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are International Waste Management Services (“International”), Domestic Regulated Waste Management Services (“United States”) and Domestic Regulated Recall and Returns Management Services. We have aggregated Domestic Regulated Waste Management Services and Domestic Regulated Recall and Returns Management Services into one reportable segment, United States, based on our consideration of the following aggregation criteria:

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

Our two reportable segments are United States (which includes Puerto Rico) and International. Summary information for our reportable segments is as follows:

In thousands
	2012	2011	2010
Revenues:
United States	$1,370,806	$1,212,111	$1,083,565
Europe	301,615	252,620	199,304
Other international countries	240,728	211,317	156,519

Total International	542,343	463,937	355,823

Total	$1,913,149	$1,676,048	$1,439,388

Income before income taxes:
United States	$359,748	$316,156	$277,486
International	57,449	56,168	54,367

Total	$417,197	$372,324	$331,853

Total assets:
United States	$2,427,297	$2,208,152	$1,919,424
International	1,119,441	968,938	719,599

Total	$3,546,738	$3,177,090	$2,639,023

Property, Plant and Equipment, net:
United States	$207,387	$197,118	$188,936
Europe	64,690	52,604	38,833
Other international countries	63,793	44,190	40,202

Total International	128,483	96,794	79,035

Total	$335,870	$293,912	$267,971

Revenues are attributed to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	2012	2011	2010
Regulated waste management services	$1,254,486	$1,094,928	$957,398
Regulated recall and returns management services	116,320	117,183	126,167

Total revenues	1,370,806	1,212,111	1,083,565

Net interest expense	41,084	40,048	31,079
Income before income taxes	359,748	316,156	277,486
Income tax expense	138,807	119,982	105,065

Net income attributable to Stericycle, Inc.	$220,941	$196,174	$172,421

Depreciation and amortization	$45,234	$40,689	$35,769
Capital expenditures	38,528	36,270	33,737

Detailed information for our International reporting segment is as follows:

In thousands
	2012	2011	2010
Regulated waste management services revenue	$542,343	$463,937	$355,823
Net interest expense	10,186	8,584	5,736
Income before income taxes	57,449	56,168	54,367
Income tax expense	8,449	14,999	16,331

Net income	49,000	41,169	38,036
Less: net income attributable to noncontrolling interests	1,945	2,592	2,578

Net income attributable to Stericycle, Inc.	$47,055	$38,577	$35,458

Depreciation and amortization	$31,049	$25,357	$18,116
Capital expenditures	26,708	17,031	14,583

NOTE 16—EMPLOYEE BENEFIT PLAN

We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750 per annum. Our contributions for the years ended December 31, 2012, 2011 and 2010 were approximately $2.8 million, $2.6 million and $2.3 million, respectively.

The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2012, 2011 and 2010, total contributions made by the Company for these plans were approximately $0.8 million, $0.8 million and $0.7 million, respectively.

NOTE 17—LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2012 and 2011:

In thousands, except per share data
	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Year 2012
Revenues	$460,077	$468,950	$480,484	$503,638	$1,913,149
Gross profit	205,307	209,488	215,554	226,956	857,305
Restructuring costs and plant closure expense	(86)	(1,064)	(2,250)	(1,933)	(5,333)
Litigation settlement	0	0	0	(6,050)	(6,050)
Loss on sale of business	0	0	(4,867)	0	(4,867)
Acquisition expenses	(1,539)	(2,207)	(2,467)	(1,707)	(7,920)
Change in fair value of contingent consideration	(1,204)	602	11	(161)	(752)
Integration expenses	(1,279)	(1,044)	(1,217)	(1,356)	(4,896)
Net income attributable to Stericycle, Inc.	64,857	67,593	65,477	70,069	267,996
* Basic earnings per common share	$0.76	$0.79	$0.76	$0.82	$3.14
* Diluted earnings per common share	$0.75	$0.78	$0.75	$0.80	$3.08

In thousands, except per share data
	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Year 2011
Revenues	$398,126	$410,441	$420,924	$446,557	$1,676,048
Gross profit	182,430	186,741	190,055	201,518	760,744
Restructuring costs and plant closure expense	(258)	(195)	(633)	(3,989)	(5,075)
Litigation settlement	0	0	(460)	(725)	(1,185)
(Loss)/ gain on sale of business	0	0	(323)	304	(19)
Acquisition expenses	(5,938)	(5,261)	(3,195)	(2,310)	(16,704)
Change in fair value of contingent consideration	2,140	0	0	5,081	7,221
Integration expenses	(766)	(1,287)	(1,813)	(480)	(4,346)
Net income attributable to Stericycle, Inc.	55,674	55,542	59,247	64,288	234,751
* Basic earnings per common share	$0.65	$0.65	$0.69	$0.76	$2.75
* Diluted earnings per common share	$0.64	$0.63	$0.68	$0.74	$2.69

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

NOTE 19—SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing our annual report on Form 10-K. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2010	$8,709	$7,524	$(190)	$(5,198)	$10,845
2011	$10,845	$7,079	$6,807	$(5,826)	$18,905
2012	$18,905	$4,634	$414	$(4,510)	$19,443

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2010	$7,249	$0	$4,724	$11,973
2011	$11,973	$(663)	$(7,535)	$3,775
2012	$3,775	$0	$(435)	$3,340

(2)	Amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.

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

(c) Changes in internal controls.

There were no changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2012.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 21, 2013, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 21, 2013, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies to all of our employees. The code of business conduct is available on our website, www.stericycle.com, under “About Us/Our Vision & Mission”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our code of conduct by posting such information on our website.

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 21, 2013, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 21, 2013, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 21, 2013, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification transactions with related persons is incorporated by reference to the information contained under the caption “Policy on Related Party Transactions” in Item 1 of our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 21, 2013, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 21, 2013, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent public accountants, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories are:

In thousands
	2012	2011
Audit fees	$1,353	$1,426
Audit-related fees	0	0
Tax fees	347	321
All other fees	0	0

	$1,700	$1,747

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

We have filed the following exhibits with this report:

Exhibit Index	Description	Filed with Electronic Submission
3.1*	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
3.2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4*	Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 declared effective on October 10, 2007 (Registration No. 333-144613))
3.5*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 22, 2008)
3.6*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed August 20, 2008)
3.7*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed March 11, 2011)
3.8*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 16, 2012)

Exhibit Index	Description	Filed with Electronic Submission
3.9*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed November 19, 2012)
4.1*	Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))
10.1*	Amended and Restated Credit Agreement dated as of September 21, 2011 entered into by us and certain of our subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the amended and restated credit agreement, JPMorgan Chase Bank, N.A., as syndication agent, and HSBC Bank USA, National Association, Lloyds Securities, Inc., and Union Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 23, 2011)
10.2	First Amendment, dated as of October 18, 2012, to Amended and Restated Credit Agreement	x
10.3*	Note Purchase Agreement dated as of April 15, 2008 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, Knights of Columbus, Principal Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc. and Modern Woodmen of America, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 18, 2008)
10.4*	Note Purchase Agreement dated as of August 18, 2010 entered into by us, as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to our current report on Form 8-K filed August 27, 2010)
10.5*	Note Purchase Agreement dated as of October 22, 2012 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, ING USA Annuity and Life Insurance Company, ING Life Insurance and Annuity Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Principal Life Insurance Company, Penn Mutual Life Insurance Company, Symetra Life

Exhibit Index	Description	Filed with Electronic Submission
Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Aviva Life and Annuity Company, Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, MONY Life Insurance Company, RiverSource Life Insurance Company (944), RiverSource Life Insurance Co. of New York (904), Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Bureau Life Insurance Company, Woodmen of the World Life Insurance Society, Americo Financial Life & Annuity Insurance Company, American United Life Insurance Company, Ameritas Life Insurance Corp. of New York, Acacia Life Insurance Company, The Union Central Life Insurance Company, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Indemnity Company, Inc, ProAssurance Casualty Company, and State of Wisconsin Investment Board, as purchasers (incorporated by reference to our current report on Form 8-K filed October 26, 2012)
10.6*†	Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))
10.7*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.8*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.9*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.10*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.11*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.12*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.13*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.14*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.15*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.16*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.17*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))

Exhibit Index	Description	Filed with Electronic Submission
10.18*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.19*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.20*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.21†	Amendment to 1997 Plan, 2000 Plan, 2005 Plan and 2008 Plan	x
10.22*†	2011 Incentive Stock Plan (“2011 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.23*†	Form of agreement for stock option grant under 2005, 2008 and 2011 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.24*†	Form of agreement for restricted stock unit award under 2008 and 2011 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.25†	Bonus conversion program (2013 plan year)	x
10.26†	Form of agreement for stock option grant under bonus conversion program for 2013 plan year	x
10.27*†	Employee Stock Purchase Plan (“ESPP”), as amended and restated May 16, 2007 and amended May 28, 2008 (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for 2009)
10.28*†	Second amendment to ESPP (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for 2009)
10.29†	Third amendment to ESPP	x
10.30†	Fourth amendment to ESPP	x
10.31*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.32*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

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
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 28, 2013

Name	Title	Date

/s/ CHARLES A. ALUTTO Charles A. Alutto	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ MARK C. MILLER Mark C. Miller	Executive Chairman of the Board of Directors	February 28, 2013

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	February 28, 2013

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	February 28, 2013

/s/ WILLIAM K. HALL William K. Hall	Director	February 28, 2013

/s/ JONATHAN T. LORD, M.D Jonathan T. Lord, M.D.	Director	February 28, 2013

/s/ JOHN PATIENCE John Patience	Director	February 28, 2013

/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	February 28, 2013

/s/ THOMAS D. BROWN Thomas D. Brown	Director	February 28, 2013

/s/ RONALD G. SPAETH Ronald G. Spaeth	Director	February 28, 2013