Form 10-Q
period 2013-03-31
STERICYCLE INC
filed 2013-05-09
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO ☒
As of May 6, 2013 there were 86,281,407 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,722	$31,324
Short-term investments	479	503
Accounts receivable, less allowance for doubtful accounts of $20,204 in 2013 and $19,443 in 2012	342,434	322,246
Deferred income taxes	17,801	22,995
Prepaid expenses	27,033	27,042
Other current assets	37,486	37,176
Total Current Assets	437,955	441,286
Property, plant and equipment, net	336,687	335,870
Goodwill	2,065,845	2,065,103
Intangible assets, less accumulated amortization of $68,932 in 2013 and $64,215 in 2012	664,682	667,471
Other assets	37,042	37,008
Total Assets	$3,542,211	$3,546,738
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$79,589	$87,781
Accounts payable	75,894	74,225
Accrued liabilities	137,511	135,321
Deferred revenues	16,754	18,095
Other current liabilities	10,550	15,638
Total Current Liabilities	320,298	331,060
Long-term debt, net of current portion	1,193,111	1,268,303
Deferred income taxes	365,228	359,780
Other liabilities	38,106	30,272
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 86,218,005 issued and outstanding in 2013 and 85,987,883 issued and outstanding in 2012)	862	860
Additional paid-in capital	139,676	116,720
Accumulated other comprehensive loss	(62,069)	(39,064)
Retained earnings	1,530,735	1,463,277
Total Stericycle, Inc.’s Equity	1,609,204	1,541,793
Noncontrolling interest	16,264	15,530
Total Equity	1,625,468	1,557,323
Total Liabilities and Equity	$3,542,211	$3,546,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended March 31,
	2013	2012
Revenues	$513,804	$460,077
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	269,673	244,182
Depreciation - cost of revenues	12,037	10,588
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	91,046	81,915
Depreciation – selling, general and administrative expenses	2,809	2,151
Amortization	6,642	4,979
Total Costs and Expenses	382,207	343,815
Income from Operations	131,597	116,262
Other Income (Expense):
Interest income	167	92
Interest expense	(13,546)	(12,766)
Other expense, net	(1,013)	(558)
Total Other Expense	(14,392)	(13,232)
Income Before Income Taxes	117,205	103,030
Income Tax Expense	41,983	37,715
Net Income	75,222	65,315
Less: Net Income Attributable to Noncontrolling Interests	605	458
Net Income Attributable to Stericycle, Inc.	$74,617	$64,857
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.87	$0.76
Diluted	$0.85	$0.75
Weighted Average Number of Common Shares Outstanding:
Basic	86,093,301	84,828,280
Diluted	87,459,497	86,587,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended March 31,
	2013	2012
Net Income	$75,222	$65,315

Other Comprehensive (Loss)/ Income:
Foreign currency translation adjustments	(22,955)	17,427
Amortization of cash flow hedge into income, net of tax ($50 and $54)	79	85
Total Other Comprehensive (Loss)/ Income	(22,876)	17,512

Comprehensive Income	52,346	82,827
Less: Comprehensive Income Attributable to Noncontrolling Interests	734	1,524
Comprehensive Income Attributable to Stericycle, Inc.	$51,612	$81,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$75,222	$65,315
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	—	1,204
Stock compensation expense	4,047	4,085
Excess tax benefit of stock options exercised	(4,203)	(5,061)
Depreciation	14,846	12,739
Amortization	6,642	4,979
Deferred income taxes	10,407	11,921
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(19,769)	(14,493)
Accounts payable	1,012	2,101
Accrued liabilities	6,618	12,623
Deferred revenues	(1,345)	1,029
Other assets and liabilities	4,693	3,119
Net cash provided by operating activities	98,170	99,561
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(18,899)	(28,182)
Proceeds from/ (purchase of) short-term investments	20	(2)
Capital expenditures	(16,480)	(17,049)
Net cash used in investing activities	(35,359)	(45,233)
FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(9,996)	(8,275)
Borrowings on foreign bank debt	27,651	4,641
Repayments on foreign bank debt	(62,027)	(4,937)
Borrowings on senior credit facility	291,132	185,434
Repayments on senior credit facility	(337,683)	(238,290)
Payments on capital lease obligations	(837)	(640)
Purchase and cancellation of treasury stock	(7,160)	(2,945)
Proceeds from other issuance of common stock	13,915	12,494
Excess tax benefit of stock options exercised	4,203	5,061
Net cash used in financing activities	(80,802)	(47,457)
Effect of exchange rate changes on cash and cash equivalents	(611)	880
Net (decrease)/ increase in cash and cash equivalents	(18,602)	7,751
Cash and cash equivalents at beginning of period	31,324	22,511
Cash and cash equivalents at end of period	$12,722	$30,262

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$10,454	$14,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2013 and
Year Ended December 31, 2012
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	84,696	$847	$—	$1,243,303	$(45,984)	$29,085	$1,227,251
Net income				267,996		1,945	269,941
Currency translation adjustment					6,292	509	6,801
Change in qualifying cash flow hedge, net of tax					628		628
Issuance of common stock for exercise of options and employee stock purchases	1,855	19	68,444				68,463
Purchase/ cancellation of treasury stock	(563)	(6)	—	(48,022)			(48,028)
Stock compensation expense			16,339				16,339
Excess tax benefit of stock options exercised			30,161				30,161
Noncontrolling interests attributable to acquisitions						4,386	4,386
Reduction to noncontrolling interests due to additional ownership			1,958			(19,997)	(18,039)
Payments to noncontrolling interests			(182)			(398)	(580)
Balance at December 31, 2012	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323
Net income				74,617		605	75,222
Currency translation adjustment					(23,084)	129	(22,955)
Change in qualifying cash flow hedge, net of tax					79		79
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	305	3	14,706				14,709
Purchase/ cancellation of treasury stock	(75)	(1)	—	(7,159)			(7,160)
Stock compensation expense			4,047				4,047
Excess tax benefit of stock options exercised			4,203				4,203
Balance at March 31, 2013	86,218	$862	$139,676	$1,530,735	$(62,069)	$16,264	$1,625,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2012, as filed with our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2013.
There were no material changes in the Company’s critical accounting policies since the filing of its 2012 Form 10-K. As discussed in the 2012 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.
NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the three months ended March 31, 2013:

Acquisition Locations	2013
United States	1
Canada	1
Chile	1
Japan	2
Portugal	1
Romania	1
Spain	1
United Kingdom	4
Total	12

During the quarter ended March 31, 2013, we completed twelve regulated waste acquisitions. Domestically, we acquired selected assets of one business. Internationally, we acquired 100% of the stock of one business in each of Canada, Chile, Portugal, and Romania and of three businesses in the United Kingdom. In addition, we acquired selected assets of two businesses in Japan, one in Spain, and one in the United Kingdom.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the three months ended March 31:

In thousands
	Three Months Ended March 31,
	2013	2012
Cash	$18,899	$28,182
Promissory notes	7,310	8,070
Deferred consideration	2,189	6,053
Contingent consideration	955	760
Total purchase price	$29,353	$43,065

For financial reporting purposes, our 2013 and 2012 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our strategy. During the three months ended March 31, 2013, we recognized a net increase in goodwill of $18.4 million excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net increase of $1.2 million was assigned to our United States reporting segment, and $17.2 million was assigned to our International reporting segment. Approximately $5.3 million of the goodwill recognized during the three months ended March 31, 2013 will be deductible for income taxes.
During the three months ended March 31, 2013, we recognized a net increase in intangible assets of $11.1 million excluding the effect of foreign currency translation. The changes include $10.3 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years and $0.8 million in permits with indefinite lives.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the three months ended March 31, 2013:

In thousands
Fixed assets	$2,182
Intangibles	11,117
Goodwill	18,434
Net other assets/ (liabilities)	77
Debt	(448)
Net deferred tax liabilities	(2,009)
Total purchase price allocation	$29,353

During the three months ended March 31, 2013 and 2012, the Company incurred $1.8 million and $1.5 million, respectively, of acquisition related expenses. These expenses are included with SG&A on our Condensed Consolidated Statements of Income.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted
Testing Indefinite-Lived Intangible Assets for Impairment

On January 1, 2013 we adopted guidance allowing a company to perform a qualitative assessment in determining whether an indefinite lived intangible asset is impaired. This new guidance is similar to the previously issued guidance allowing a qualitative assessment when performing annual goodwill impairment testing. The guidance also changes when a company should perform an interim period test for impairment, allowing for positive evidence to offset negative evidence when determining whether an interim impairment test is required. The new guidance does not affect the ultimate outcome of an impairment test; therefore there is no impact on our financial statements. We perform our annual test for impairment for indefinite lived intangibles in the fourth quarter.
NOTE 4 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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

In thousands
		Fair Value Measurements Using
	Total as of March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$12,722	$12,722	$—	$—
Short-term investments	479	479	—	—
Total assets	$13,201	$13,201	$—	$—
Liabilities:
Contingent consideration	$15,807	$—	$—	$15,807
Total liabilities	$15,807	$—	$—	$15,807

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$31,324	$31,324	$—	$—
Short-term investments	503	503	—	—
Total assets	$31,827	$31,827	$—	$—
Liabilities:
Contingent consideration	$18,511	$—	$—	$18,511
Total liabilities	$18,511	$—	$—	$18,511
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $15.8 million, of which $9.9 million is classified as current liabilities at March 31, 2013, and $18.5 million at December 31, 2012. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $18.0 million at March 31, 2013. Contingent consideration liabilities are reassessed each quarter and are reflected in the condensed consolidated balance sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2012	$18,511
Increases due to acquisitions	955
Decrease due to payments	(3,415)
Changes due to currency fluctuations	(244)
Contingent consideration at March 31, 2013	$15,807
Fair Value of Debt: At March 31, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.31 billion compared to a carrying amount of $1.27 billion. At December 31, 2012, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.39 billion compared to a carrying amount of $1.36 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

There were no movements of items between fair value hierarchies.

NOTE 5 – INCOME TAXES
We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended March 31, 2013 we had immaterial net decreases to our accruals related to a reassessment of previous and current uncertain tax positions.
NOTE 6 – STOCK BASED COMPENSATION
At March 31, 2013 we had the following stock option and stock purchase plans:

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006; and

•	Employee Stock Purchase Plan (“ESPP”), which our stockholders approved in May 2001.
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended March 31,
	2013	2012
Cost of revenues – stock option plan	$40	$38
Selling, general and administrative – stock option plan	3,530	3,480
Selling, general and administrative – RSUs	195	303
Selling, general and administrative – ESPP	282	264
Total pre-tax expense	$4,047	$4,085

As of March 31, 2013, there was $45.8 million of total unrecognized compensation expense, related to non-vested option awards and RSUs, which is expected to be recognized over a weighted-average period of 2.29 years.
The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2013	2012
Tax benefit recognized in Statement of Income	$1,130	$1,119
Excess tax benefit realized	4,203	5,061

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

	Three Months Ended March 31,
	2013	2012
Weighted average fair value at grant date	$21.57	$19.90
Expected term (in years)	6.00	6.00
Expected volatility	27.10%	27.87%
Expected dividend yield	—%	—%
Risk free interest rate	0.99%	1.08%

Stock option activity for the three months ended March 31, 2013, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2012	5,543,664	$61.69
Granted	977,090	95.89
Exercised	(296,974)	48.98
Canceled or expired	(48,286)	74.18
Outstanding at March 31, 2013	6,175,494	$67.61	7.08	$238,175,533
Exercisable at March 31, 2013	3,224,428	$54.82	5.75	$165,599,626
Vested and expected to vest in the future at March 31, 2013	5,200,557	$64.28	6.75	$217,924,044

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended March 31, and the exercise price associated with the respective option).

In thousands
	Three Months Ended March 31,
	2013	2012
Total exercise intrinsic value of options exercised	$14,562	$16,582

RSUs activity for the three months ended March 31, 2013 is summarized below. RSUs vest at the end of three or five years. Our 2008 and 2011 Plans include a share reserve related to RSUs granted at a 2-1 ratio.

	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in years)
Outstanding at December 31, 2012	68,202
Granted	17,300
Released	(12,750)
Forfeited	(500)
Outstanding at March 31, 2013	72,252	3.40	$7,671,717
Exercisable at March 31, 2013	—	0.00	$—
NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the three months ended March 31.

	Number of Shares Repurchased and Canceled	Amount Paid for Repurchases (000’s)	Average Price Paid per Share
Three months ended March 31, 2013	74,820	$7,160	$95.70

Three months ended March 31, 2012	38,552	$2,945	$76.38

NOTE 8 – EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2013	2012
Numerator:
Numerator for basic earnings per share Net income attributable to Stericycle, Inc.	$74,617	$64,857
Denominator:
Denominator for basic earnings per share weighted average shares	86,093,301	84,828,280
Effect of diluted securities:
Employee stock options	1,366,196	1,759,664
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	87,459,497	86,587,944
Earnings per share – Basic	$0.87	$0.76
Earnings per share – Diluted	$0.85	$0.75

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 26.2 years. We have covenants not-to-compete intangibles with useful lives from 4 to 14 years, with a weighted average remaining useful life of 4.5 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 16.4 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.
We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2011, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703
Goodwill acquired during year	114,931	62,145	177,076
Goodwill allocation adjustments	(5,061)	(24,859)	(29,920)
Sale of business	—	(1,178)	(1,178)
Changes due to currency fluctuation	—	5,422	5,422
Balance as of December 31, 2012	1,616,286	448,817	2,065,103
Goodwill acquired during year	—	16,514	16,514
Goodwill allocation adjustments	1,202	719	1,921
Changes due to currency fluctuation	—	(17,693)	(17,693)
Balance as of March 31, 2013	$1,617,488	$448,357	$2,065,845
Current year adjustments to goodwill for certain 2012 acquisitions are primarily due to the finalization of intangible asset valuations.

As of March 31, 2013 and December 31, 2012, the values of the intangible assets were as follows:

In thousands
	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$9,962	$5,157	$4,805	$10,993	$5,843	$5,150
Customer relationships	606,925	62,655	544,270	602,095	57,236	544,859
Tradenames	4,855	776	4,079	4,922	712	4,210
License agreements	611	338	273	720	420	300
Other	83	6	77	89	4	85
Indefinite lived intangibles:
Operating permits	111,178	—	111,178	112,867	—	112,867
Total	$733,614	$68,932	$664,682	$731,686	$64,215	$667,471
During the quarters ended March 31, 2013 and 2012, the aggregate amortization expense was $6.6 million and $5.0 million, respectively.
The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2013	$26,141
2014	25,992
2015	25,751
2016	25,547
2017	25,386
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2013.

NOTE 10 – DEBT
Long-term debt consisted of the following:

In thousands
	March 31, 2013	December 31, 2012
Obligations under capital leases	$4,299	$5,234
$1 billion revolver weighted average rate 1.53%, due in 2016	175,977	225,931
$100 million Private Placement notes 5.64%, due in 2015	100,000	100,000
$175 million Private Placement notes 3.89%, due in 2017	175,000	175,000
$125 million Private Placement notes 2.68%, due in 2019	125,000	125,000
$225 million Private Placement notes 4.47%, due in 2020	225,000	225,000
$125 million Private Placement notes 3.26%, due in 2022	125,000	125,000
Acquisition notes weighted average rate of 2.58% and weighted average maturity of 3.6 years	239,396	235,856
Foreign bank debt weighted average rate 4.93% and weighted average maturity of 1.7 years	103,028	139,063
Total debt	1,272,700	1,356,084
Less: current portion of total debt	79,589	87,781
Long-term portion of total debt	$1,193,111	$1,268,303
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2013, we were in compliance with all of our financial debt covenants.
As of March 31, 2013 and December 31, 2012, we had $149.0 million and $157.6 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of March 31, 2013 and December 31, 2012 was $675.0 million and $616.5 million, respectively.
Guarantees
We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a loan with a current balance of $5.2 million with JPMorganChase Bank N.A. that matures in May 31, 2014. We also have extended loans to Shiraishi for approximately $15.5 million, reflected in the Consolidated Balance Sheet as part of long term "Other assets", in support of its medical waste business. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed.
NOTE 11 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments, United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.

Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2013	2012
Regulated waste management services	$341,101	$293,425
Regulated recall and returns management services	22,534	35,764
Total revenue	363,635	329,189
Net interest expense	10,731	10,334
Income before income taxes	95,956	87,057
Income taxes	36,450	34,447
Net income attributable to Stericycle, Inc.	$59,506	$52,610

Depreciation and amortization	$12,575	$10,556

Detailed information for our International reporting segment is as follows:

In thousands
	Three Months Ended March 31,
	2013	2012
Regulated waste management services	$150,169	$130,888
Net interest expense	2,648	2,340
Income before income taxes	21,249	15,973
Income taxes	5,533	3,268
Net income	15,716	12,705
Less: net income attributable to noncontrolling interests	605	458
Net income attributable to Stericycle, Inc.	$15,111	$12,247

Depreciation and amortization	$8,913	$7,162
NOTE 12 – LEGAL PROCEEDINGS
We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.
As we previously disclosed, in a current report on Form 8-K filed on March 18, 2013, we were served on March 12, 2013 with a class action complaint filed in the U.S. District Court for the Western District of Pennsylvania by an individual plaintiff for itself and on behalf of all other “similarly situated” customers of ours. The complaint alleges, among other things, that we imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint seeks certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.
The Pennsylvania class action complaint was filed in the wake of our recent settlement with the State of New York of an investigation under the New York False Claims Act (which the class action complaint describes at some length). The New York investigation arose out of a qui tam (or “whistle blower”) complaint under the federal False Claims Act and comparable state statutes which was filed under seal in the U.S. District Court for the Northern District of Illinois in April 2008 by a former employee of ours. The complaint was filed on behalf of the United States and 14 states and the District of Columbia. Tennessee, Massachusetts

and Virginia have issued civil investigative demands to explore the allegations made on their behalf in the qui tam complaint but have not yet decided whether to join the Illinois action.
Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in Florida and Illinois and in state court in California. These complaints assert claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York that we expect to be consolidated into a single action.
We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We intend to vigorously defend ourselves against each of these lawsuits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We were incorporated in 1989 and presently serve a diverse customer base of over 544,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services and regulated recall and returns management services. The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal. In addition to our regulated waste services, we offer regulated recall and returns management services, patient communication services, and medical safety products. Our regulated recall and returns management services encompass a number of solutions for a variety of businesses but consist primarily of managing the recall, withdrawal or return of expired or recalled products and pharmaceuticals. We also provide communication services to healthcare providers to improve office productivity and communications with patients.
There were no material changes in the Company’s critical accounting policies since the filing of its 2012 Form 10-K. As discussed in the 2012 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
Highlights of the three months ended March 31, 2013:

•	revenues grew to $513.8 million, a 11.7% increase from $460.1 million from the first quarter last year;

•	first quarter gross margins increased to 45.2% from 44.6% in 2012;

•	we incurred $2.8 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, and litigation settlement;

•	operating income was $131.6 million, a 13.2% increase from $116.3 million in the first quarter last year;

•	cash flow from operations was $98.2 million.

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2012
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2013		2012
	$	%	$	%
Revenues	$513,804	100.0	$460,077	100.0
Cost of revenues	269,673	52.5	244,182	53.1
Depreciation - cost of revenues	12,037	2.3	10,588	2.3
Total cost of revenues	281,710	54.8	254,770	55.4
Gross profit	232,094	45.2	205,307	44.6
Selling, general and administrative expenses (exclusive of items shown below)	88,241	17.2	77,807	16.9
Acquisition expenses	1,803	0.4	1,539	0.3
Change in fair value of contingent consideration	—	—	1,204	0.3
Integration expenses	896	0.2	1,279	0.3
Restructuring costs and plant closure expense	—	—	86	—
Litigation settlement	106	—	—	—
Total SG&A expenses (exclusive of depreciation and amortization shown below)	91,046	17.7	81,915	17.8
Depreciation	2,809	0.5	2,151	0.5
Amortization	6,642	1.3	4,979	1.1
Income from operations	131,597	25.6	116,262	25.3
Net interest expense	13,379	2.6	12,674	2.8
Income tax expense	41,983	8.2	37,715	8.2
Net income	75,222	14.6	65,315	14.2
Less: net income attributable to noncontrolling interests	605	0.1	458	0.1
Net income attributable to Stericycle, Inc.	$74,617	14.5	$64,857	14.1
Earnings per share- diluted	$0.85		$0.75
Revenues: Our revenues increased $53.7 million, or 11.7%, in the first quarter of 2013 to $513.8 million from $460.1 million in the same period in 2012. Domestic revenues increased $34.4 million, or approximately 10.5%, to $363.6 million from $329.2 million in the same period in 2012. Organic revenue growth for domestic small account customers increased by $18.3 million, or approximately 10%, driven by an increase in Steri-Safe revenues and regulated waste management for retailers. Organic revenue from domestic large account customers increased by $8.8 million, or approximately 8%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for recall and returns management services decreased by $13.2 million in 2013 due to fewer large recalls. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $20.5 million to the increase in revenues in the first quarter of 2013.
International revenues increased $19.3 million, or 14.7%, in the first quarter of 2013, to $150.2 million from $130.9 million in the same period in 2012. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2013 and 2012. Organic growth in the international segment contributed $7.0 million in revenues, or approximately 5%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2013 by $4.2 million as foreign currencies declined against the U.S. dollar. International revenue growth of $16.5 million is attributed to business acquisitions, net of business divestitures, during the first quarter of 2013 and in the same period in 2012.
Cost of Revenues: Our cost of revenues increased $26.9 million, or 10.6%, in the first quarter of 2013 to $281.7 million from $254.8 million in the same period in 2012. Our domestic cost of revenues increased $15.3 million, or 9.1%, in the first quarter of 2013 to $184.3 million from $169.0 million in the same period in 2012 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $11.6 million, or 13.5%, in the first quarter of 2013 to $97.4 million from $85.8 million in the same period in 2012 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross margin percentage increased to 45.2% during the first quarter of 2013 from 44.6% during the same period in 2012. Domestic gross margin percentage increased to 49.3% during the first quarter of 2013 from 48.7% in the same period in 2012.
International gross margin increased to 35.1% during the first quarter of 2013 from 34.5% during the same period in 2012. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the “Acquisition-related Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $10.4 million, or 13.4%, in the first quarter of 2013 to $88.2 million from $77.8 million in the same period in 2012 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs increased to 17.2% in the first quarter of 2013 from 16.9% during the same period in 2012.
Domestically, first quarter SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $8.6 million, or 15.3%, to $64.9 million from $56.3 million in the same period in 2012. As a percentage of revenues, SG&A was at 17.8% in the first quarter of 2013 compared to 17.1% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2%.
Internationally, first quarter SG&A expenses, excluding Acquisition-related Items, increased $1.8 million, or 8.6%, to $23.3 million from $21.5 million in the same period in 2012. As a percentage of revenues, SG&A was at 15.5% in the first quarter of 2013 compared to 16.4% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2%.
During the quarter ended March 31, 2013, we recognized $1.8 million in acquisition expenses, $0.9 million of expenses related to the integration of new acquisitions, and $0.1 million in litigation settlement expense.
During the quarter ended March 31, 2012, we recognized $1.5 million in acquisition expenses, $1.3 million of expenses related to the integration of new acquisitions, $1.2 million of expense related to a change in fair value of contingent consideration, and $0.1 million of restructuring and plant close costs.

Income from Operations: Income from operations increased $15.3 million, or 13.2%, in the first quarter of 2013 to $131.6 million from $116.3 million in same period in 2012. Comparison of income from operations between the first quarter of 2013 and the same period of 2012 are affected by Acquisition-related Items described above in the SG&A section.
Domestically, our income from operations increased $9.3 million, or 9.5%, to $107.0 million in the first quarter of 2013 from $97.7 million in the same period in 2012. Internationally, our income from operations increased $6.0 million, or 32.3%, to $24.6 million in the first quarter of 2013 from $18.6 million in the same period in 2012.
Net Interest Expense: Net interest expense increased to $13.4 million during the first quarter in 2013 from $12.7 million during the same period in 2012 due to entering into new private placements in October 2012.
Income Tax Expense: Income tax expense increased to $42.0 million in the first quarter of 2013 from $37.7 million in the same period in 2012. The tax rates for the quarters ended March 31, 2013 and 2012 were 35.8% and 36.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2013, we were in compliance with all of our financial debt covenants.
As of March 31, 2013, we had $176.0 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $43.5 million. We also had $149.0 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of March 31, 2013 was $675.0 million. At March 31, 2013, our interest rates on borrowings under our revolving credit facility, including our facility fee, were as follows:

•	For short-term borrowing (less than two weeks): Federal funds rate plus 0.5%, the prime rate or the Euro Currency rate plus 1%, whichever is higher and a spread of 0.025% plus a 0.225% facility fee.

•	For borrowings greater than two weeks: LIBOR plus 1.025% plus a 0.225% facility fee.
The weighted average rate of interest on the unsecured revolving credit facility was 1.53% per annum, which includes the 0.225% facility fee at March 31, 2013.
As of March 31, 2013, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.
As of March 31, 2013, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of March 31, 2013, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of March 31, 2013, we had $239.4 million in promissory notes issued in connection with acquisitions during 2004 through 2013, $103.0 million in foreign subsidiary bank debt outstanding, and $4.3 million in capital lease obligations.
Working Capital: At March 31, 2013, our working capital increased $7.4 million to $117.6 million compared to $110.2 million at December 31, 2012.
Current assets decreased slightly by $3.3 million. Net accounts receivable increased by $20.2 million, offset by $18.6 million decrease in cash balance. Days sales outstanding (“DSO”) was calculated at 61 days at March 31, 2013 and 59 days at December 31, 2012 which was affected by the number of collection days in the first quarter of 2013. Current liabilities decreased by $10.8 million. We had a decrease of $8.2 million in our short term portion of debt.
Net Cash Provided or Used: Net cash provided by operating activities decreased $1.4 million, or 1.4%, to $98.2 million during the three months ended March 31, 2013 compared to $99.6 million for the comparable period in 2012. Cash provided by operations as a ratio to net income is 131% and 152% for the three months ended March 31, 2013 and 2012, respectively.
Net cash used in investing activities for the three months ended March 31, 2013 was $35.4 million compared to $45.2 million in the comparable period in 2012. We had a $9.3 million decrease in cash spent to acquire new businesses in 2013. Our capital expenditures slightly decreased by $0.6 million, and as a percentage of revenues it decreased to 3.2% in 2013 from 3.7% for the comparable period 2012.
Net cash used in financing activities was $80.8 million during the three months ended March 31, 2013 compared to $47.5 million in the comparable period in 2012. A change of $35.8 million is related to an increase in net repayments of our long-term debt and other obligations, partially offset by $6.3 million net decrease in our senior credit facility repayments. We had share repurchases of $7.2 million compared to $2.9 million in 2012.
Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a loan with a current balance of $5.2 million with JPMorganChase Bank N.A. that matures on May 31, 2014. We also have extended loans to Shiraishi for approximately $15.5 million, reflected in the Consolidated Balance Sheet as part of long term "Other assets", in support of its medical waste business. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.0 million on a pre-tax basis.
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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).
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

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of March 31, 2013, we had purchased a cumulative total of 16,823,741 shares.

The following table provides information about our purchases during the three months ended March 31, 2013 of shares of our common stock:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	3,788,477
February 1 - February 28, 2013	74,820	95.70	74,820	3,713,657
March 1 - March 31, 2013	—	—	—	3,713,657

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 9, 2013

STERICYCLE, INC.
(Registrant)
By: /s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)