Form 10-Q
period 2013-06-30
STERICYCLE INC
filed 2013-08-08
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO ☒
As of August 5, 2013 there were 85,890,966 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$18,001	$31,324
Short-term investments	460	503
Accounts receivable, less allowance for doubtful accounts of $17,918 in 2013 and $19,443 in 2012	361,894	322,246
Deferred income taxes	19,998	22,995
Prepaid expenses	27,691	27,042
Other current assets	39,721	37,176
Total Current Assets	467,765	441,286
Property, plant and equipment, net	345,743	335,870
Goodwill	2,094,459	2,065,103
Intangible assets, less accumulated amortization of $74,676 in 2013 and $64,215 in 2012	673,222	667,471
Other assets	37,236	37,008
Total Assets	$3,618,425	$3,546,738
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$72,430	$87,781
Accounts payable	88,420	74,225
Accrued liabilities	122,430	135,321
Deferred revenues	18,183	18,095
Other current liabilities	12,497	15,638
Total Current Liabilities	313,960	331,060
Long-term debt, net of current portion	1,246,203	1,268,303
Deferred income taxes	371,467	359,780
Other liabilities	37,352	30,272
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,920,543 issued and outstanding in 2013 and 85,987,883 issued and outstanding in 2012)	859	860
Additional paid-in capital	159,961	116,720
Accumulated other comprehensive loss	(78,564)	(39,064)
Retained earnings	1,549,769	1,463,277
Total Stericycle, Inc.’s Equity	1,632,025	1,541,793
Noncontrolling interest	17,418	15,530
Total Equity	1,649,443	1,557,323
Total Liabilities and Equity	$3,618,425	$3,546,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$526,525	$468,950	$1,040,329	$929,027
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	276,385	248,832	546,058	493,014
Depreciation - cost of revenues	12,288	10,630	24,325	21,218
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	94,845	84,365	185,891	166,280
Depreciation – selling, general and administrative expenses	2,954	2,261	5,763	4,412
Amortization	6,533	5,135	13,175	10,114
Total Costs and Expenses	393,005	351,223	775,212	695,038
Income from Operations	133,520	117,727	265,117	233,989
Other Income (Expense):
Interest income	102	124	269	216
Interest expense	(13,015)	(12,783)	(26,561)	(25,549)
Other expense, net	(545)	490	(1,558)	(68)
Total Other Expense	(13,458)	(12,169)	(27,850)	(25,401)
Income Before Income Taxes	120,062	105,558	237,267	208,588
Income Tax Expense	41,619	37,186	83,602	74,901
Net Income	78,443	68,372	$153,665	$133,687
Less: Net Income Attributable to Noncontrolling Interests	399	779	1,004	1,237
Net Income Attributable to Stericycle, Inc.	$78,044	$67,593	$152,661	$132,450
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.91	$0.79	$1.77	$1.56
Diluted	$0.89	$0.78	$1.74	$1.53
Weighted Average Number of Common Shares Outstanding:
Basic	86,125,012	85,170,255	86,109,244	84,999,268
Diluted	87,614,953	86,835,615	87,545,641	86,714,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$78,443	$68,372	$153,665	$133,687

Other Comprehensive (Loss)/ Income:
Foreign currency translation adjustments	(17,664)	(29,322)	(40,619)	(11,895)
Amortization of cash flow hedge into income, net of tax ($50 and $54, and $100 and $109)	78	86	157	171
Total Other Comprehensive (Loss)/ Income	(17,586)	(29,236)	(40,462)	(11,724)

Comprehensive Income	60,857	39,136	113,203	121,963
Less: Comprehensive Income Attributable to Noncontrolling Interests	(692)	(259)	42	1,265
Comprehensive Income Attributable to Stericycle, Inc.	$61,549	$39,395	$113,161	$120,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$153,665	$133,687
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	(122)	602
Stock compensation expense	7,943	8,217
Excess tax benefit of stock options exercised	(8,373)	(11,523)
Depreciation	30,088	25,630
Amortization	13,175	10,114
Deferred income taxes	13,101	14,546
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(42,871)	5,368
Accounts payable	9,619	7,252
Accrued liabilities	(2,231)	(6,409)
Deferred revenues	(548)	2,111
Other assets and liabilities	3,037	(797)
Net cash provided by operating activities	176,483	188,798
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(63,401)	(111,716)
Proceeds from/ (purchase of) short-term investments	33	(2)
Capital expenditures	(37,441)	(33,819)
Net cash used in investing activities	(100,809)	(145,537)
FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(32,016)	(45,139)
Borrowings on foreign bank debt	92,733	28,208
Repayments on foreign bank debt	(96,512)	(21,392)
Borrowings on senior credit facility	527,469	282,381
Repayments on senior credit facility	(544,183)	(292,455)
Payments of deferred financing costs	—	(148)
Payments on capital lease obligations	(1,825)	(1,278)
Purchase and cancellation of treasury stock	(66,175)	(2,945)
Payments to noncontrolling interests	—	(10)
Proceeds from other issuance of common stock	23,667	28,450
Excess tax benefit of stock options exercised	8,373	11,523
Net cash used in financing activities	(88,469)	(12,805)
Effect of exchange rate changes on cash and cash equivalents	(528)	1,246
Net (decrease)/ increase in cash and cash equivalents	(13,323)	31,702
Cash and cash equivalents at beginning of period	31,324	22,511
Cash and cash equivalents at end of period	$18,001	$54,213

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$22,906	$34,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2013 and
Year Ended December 31, 2012
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	84,696	$847	$—	$1,243,303	$(45,984)	$29,085	$1,227,251
Net income				267,996		1,945	269,941
Currency translation adjustment					6,292	509	6,801
Change in qualifying cash flow hedge, net of tax					628		628
Issuance of common stock for exercise of options and employee stock purchases	1,855	19	68,444				68,463
Purchase/ cancellation of treasury stock	(563)	(6)	—	(48,022)			(48,028)
Stock compensation expense			16,339				16,339
Excess tax benefit of stock options exercised			30,161				30,161
Noncontrolling interests attributable to acquisitions						4,386	4,386
Reduction to noncontrolling interests due to additional ownership			1,958			(19,997)	(18,039)
Payments to noncontrolling interests			(182)			(398)	(580)
Balance at December 31, 2012	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323
Net income				152,661		1,004	153,665
Currency translation adjustment					(39,657)	(962)	(40,619)
Change in qualifying cash flow hedge, net of tax					157		157
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	548	5	27,130				27,135
Purchase/ cancellation of treasury stock	(615)	(6)	—	(66,169)			(66,175)
Stock compensation expense			7,943				7,943
Excess tax benefit of stock options exercised			8,373				8,373
Noncontrolling interests attributable to acquisitions						2,659	2,659
Reduction to noncontrolling interests due to additional ownership			(205)			(813)	(1,018)
Balance at June 30, 2013	85,921	$859	$159,961	$1,549,769	$(78,564)	$17,418	$1,649,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2012, as filed with our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2013.
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
NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the six months ended June 30, 2013:

Acquisition Locations	2013
United States	5
Brazil	2
Canada	1
Chile	1
Japan	3
Portugal	2
Romania	2
Spain	1
United Kingdom	7
Total	24

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
During the quarter ended June 30, 2013, we completed twelve acquisitions. Domestically, we acquired the selected assets of four regulated waste businesses. Internationally, in Brazil we acquired 100% of the stock one regulated waste business and 70% of another regulated waste business. In the United Kingdom, we acquired 100% of the stock of a recall and returns business and 100% of the stock of a regulated waste business. In addition, we acquired selected assets of one regulated waste business in each of Japan, Portugal, Romania, and the United Kingdom. We also increased our share in a small subsidiary in Spain to 100%.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the six months ended June 30:

In thousands
	Six Months Ended June 30,
	2013	2012
Cash	$63,401	$111,716
Promissory notes	13,725	21,503
Deferred consideration	5,803	11,164
Contingent consideration	3,378	1,661
Total purchase price	$86,307	$146,044

For financial reporting purposes, our 2013 and 2012 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the six months ended June 30, 2013, we recognized a net increase in goodwill of $58.4 million excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net increase of $16.4 million was assigned to our United States reporting segment, and $42.0 million was assigned to our International reporting segment. Approximately $22.3 million of the goodwill recognized during the six months ended June 30, 2013 will be deductible for income taxes.
During the six months ended June 30, 2013, we recognized a net increase in intangible assets of $34.1 million excluding the effect of foreign currency translation. The changes include $28.3 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years, $5.7 million in permits with indefinite lives, and $0.1 million in non-competes with amortizable life of 5 years.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the six months ended June 30, 2013:

In thousands
Fixed assets	$8,993
Intangibles	34,108
Goodwill	58,450
Net other assets/ (liabilities)	(4,084)
Debt	(3,448)
Net deferred tax liabilities	(5,866)
Noncontrolling interests	(1,846)
Total purchase price allocation	$86,307

During the six months ended June 30, 2013 and 2012, the Company incurred $4.1 million and $3.7 million, respectively, of acquisition related expenses. These expenses are included with SG&A on our Condensed Consolidated Statements of Income.
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

Accounting Standards Issued But Not Yet Adopted
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July of 2013, the Financial Accounting Standards Board issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. This guidance becomes effective for us beginning January 1, 2014. This update affects presentation only.
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

In thousands
		Fair Value Measurements Using
	Total as of June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$18,001	$18,001	$—	$—
Short-term investments	460	460	—	—
Total assets	$18,461	$18,461	$—	$—
Liabilities:
Contingent consideration	$16,559	$—	$—	$16,559
Total liabilities	$16,559	$—	$—	$16,559

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$31,324	$31,324	$—	$—
Short-term investments	503	503	—	—
Total assets	$31,827	$31,827	$—	$—
Liabilities:
Contingent consideration	$18,511	$—	$—	$18,511
Total liabilities	$18,511	$—	$—	$18,511
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $16.6 million, of which $10.9 million is classified as current liabilities at June 30, 2013, and $18.5 million at December 31, 2012. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $17.5 million at June 30, 2013. Contingent consideration liabilities are reassessed each quarter and are reflected in the condensed consolidated balance sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2012	$18,511
Increases due to acquisitions	3,378
Decrease due to payments	(4,125)
Changes due to currency fluctuations	(1,083)
Changes in fair value reflected in Selling, general, and administrative expenses	(122)
Contingent consideration at June 30, 2013	$16,559
Fair Value of Debt: At June 30, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.31 billion compared to a carrying amount of $1.32 billion. At December 31, 2012, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.39 billion compared to a carrying amount of $1.36 billion. The fair values were estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
There were no movements of items between fair value hierarchies.
NOTE 5 – INCOME TAXES
We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended June 30, 2013 we had immaterial net decreases to our accruals related to a reassessment of previous and current uncertain tax positions.

NOTE 6 – STOCK BASED COMPENSATION
At June 30, 2013, we had the following stock option and stock purchase plans:

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
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues – stock option plan	$30	$33	$70	$71
Selling, general and administrative – stock option plan	3,174	3,428	6,704	6,908
Selling, general and administrative – RSUs	383	385	578	688
Selling, general and administrative – ESPP	309	286	591	550
Total pre-tax expense	$3,896	$4,132	$7,943	$8,217
The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax benefit recognized in Statement of Income	$1,254	$1,489	$2,384	$2,608
Excess tax benefit realized	4,170	6,462	8,373	11,523
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average fair value at grant date	$27.74	$22.29	$21.97	$20.08
Expected term (in years)	5.75	6.00	5.88	6.00
Expected volatility	26.27%	28.30%	27.05%	27.90%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.02%	0.82%	1.00%	1.06%

Stock option activity for the six months ended June 30, 2013, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2012	5,543,664	$61.69
Granted	1,045,130	96.85
Exercised	(511,812)	48.27
Canceled or expired	(93,604)	73.57
Outstanding at June 30, 2013	5,983,378	$68.79	6.94	$249,210,004
Exercisable at June 30, 2013	3,098,266	$55.87	5.63	$169,028,417
Vested and expected to vest in the future at June 30, 2013	5,091,160	$65.67	6.63	$227,958,814

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended June 30, and the exercise price associated with the respective option).

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total exercise intrinsic value of options exercised	$13,166	$23,442	$27,729	$40,024
RSUs activity for the six months ended June 30, 2013, is summarized below. RSUs vest at the end of three or five years. Our 2008 and 2011 Plans include a share reserve related to RSUs granted at a 2-1 ratio.

	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in years)
Outstanding at December 31, 2012	68,202
Granted	17,800
Released	(12,750)
Forfeited	(700)
Outstanding at June 30, 2013	72,552	3.16	$8,011,917
Exercisable at June 30, 2013	—	0.00	$—

NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the six months ended June 30, 2013:

	Number of Shares Repurchased and Canceled	Amount Paid for Repurchases (000’s)	Average Price Paid per Share
Three months ended March 31, 2013	74,820	$7,160	$95.70
Three months ended June 30, 2013	540,390	59,015	109.21
Six months ended June 30, 2013	615,210	$66,175	$107.57

Three months ended March 31, 2012	38,552	$2,945	$76.38
Three months ended June 30, 2012	—	—	—
Six months ended June 30, 2012	38,552	$2,945	$76.38

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
The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic earnings per share Net income attributable to Stericycle, Inc.	$78,044	$67,593	$152,661	$132,450
Denominator:
Denominator for basic earnings per share weighted average shares	86,125,012	85,170,255	86,109,244	84,999,268
Effect of diluted securities:
Employee stock options	1,489,941	1,665,360	1,436,397	1,715,139
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	87,614,953	86,835,615	87,545,641	86,714,407
Earnings per share – Basic	$0.91	$0.79	$1.77	$1.56
Earnings per share – Diluted	$0.89	$0.78	$1.74	$1.53

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.
We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2011, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703
Goodwill acquired during year	114,931	62,145	177,076
Goodwill allocation adjustments	(5,061)	(24,859)	(29,920)
Sale of business	—	(1,178)	(1,178)
Changes due to currency fluctuation	—	5,422	5,422
Balance as of December 31, 2012	1,616,286	448,817	2,065,103
Goodwill acquired during year	15,435	43,540	58,975
Goodwill allocation adjustments	996	(1,521)	(525)
Changes due to currency fluctuation	—	(29,094)	(29,094)
Balance as of June 30, 2013	$1,632,717	$461,742	$2,094,459
Current year adjustments to goodwill for certain 2012 acquisitions are primarily due to the finalization of intangible asset valuations.
During the quarter ended June 30, 2013, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated Waste, Domestic Regulated Recall and Returns Management Services, and International. We calculated fair value for our reporting units using two methods, one a market approach and the other an income approach. Both the market and income approaches indicated no impairment to goodwill to any of our three reporting units.
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior twelve months and the outstanding share count at June 30, 2013. We then look at the Company's Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other items, such as change in fair value of contingent consideration, restructuring and plant closure costs, and litigation settlement for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units' book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit's individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.
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
The results of our goodwill impairment test using the income approach indicated the fair value of our reporting units exceeded book value by a substantial amount; in excess of 100% .
We perform our annual impairment analysis of our indefinite lived intangibles (facility permits) during the quarter ended December 31 of each year.
Other intangible assets, other than indefinite lived goodwill and permits, are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 26.1 years. We have covenants not-to-compete intangibles with useful lives from 5 to 14 years, with a weighted average remaining useful life of 4.3 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 16.2 years. We have license agreements with useful life of 5 years, with a weighted average remaining useful life of 2.4 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
As of June 30, 2013 and December 31, 2012, the values of the intangible assets were as follows:

In thousands
	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,079	$5,562	$4,517	$10,993	$5,843	$5,150
Customer relationships	617,581	67,893	549,688	602,095	57,236	544,859
Tradenames	4,885	849	4,036	4,922	712	4,210
License agreements	611	364	247	720	420	300
Other	84	8	76	89	4	85
Indefinite lived intangibles:
Operating permits	114,658	—	114,658	112,867	—	112,867
Total	$747,898	$74,676	$673,222	$731,686	$64,215	$667,471
During the quarters ended June 30, 2013 and 2012, the aggregate amortization expense was $6.5 million and $5.1 million, respectively. For six months ended June 30, 2013 and 2012, the aggregate amortization expense was $13.2 million and $10.1 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2013	$26,132
2014	26,369
2015	26,084
2016	25,939
2017	25,789
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2013.
NOTE 10 – DEBT
Long-term debt consisted of the following:

In thousands
	June 30, 2013	December 31, 2012
Obligations under capital leases	$7,097	$5,234
$1 billion senior credit facility weighted average rate 1.65%, due in 2016	206,083	225,931
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Acquisition notes weighted average rate of 2.50% and weighted average maturity of 3.7 years	226,933	235,856
Foreign bank debt weighted average rate 4.75% and weighted average maturity of 1.7 years	128,520	139,063
Total debt	1,318,633	1,356,084
Less: current portion of total debt	72,430	87,781
Long-term portion of total debt	$1,246,203	$1,268,303
Our senior credit facility and our private placement notes all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2013, we were in compliance with all of our financial debt covenants.
As of June 30, 2013 and December 31, 2012, we had $149.6 million and $157.6 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of June 30, 2013 and December 31, 2012 was $644.3 million and $616.5 million, respectively.
Guarantees
We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a loan with a current balance of $5.0 million with JPMorganChase Bank N.A. that matures on May 31, 2014. We also have extended loans to Shiraishi for approximately $15.5 million, reflected in the Consolidated Balance Sheet as part of long term "Other assets", in support of its medical waste business. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed.

NOTE 11 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments, United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reporting segments.
Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Regulated waste management services	$346,486	$308,882	$687,587	$602,307
Regulated recall and returns management services	23,729	28,977	46,263	64,741
Total revenue	370,215	337,859	733,850	667,048
Net interest expense	10,766	10,252	21,497	20,586
Income before income taxes	99,400	89,399	195,356	176,456
Income taxes	38,362	32,437	74,812	66,884
Net income attributable to Stericycle, Inc.	$61,038	$56,962	$120,544	$109,572

Depreciation and amortization	$12,687	$10,947	$25,262	$21,503

Detailed information for our International reporting segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Regulated waste management services	$156,310	$131,091	$306,479	$261,979
Net interest expense	2,147	2,407	4,795	4,747
Income before income taxes	20,662	16,159	41,911	32,132
Income taxes	3,257	4,749	8,790	8,017
Net income	17,405	11,410	33,121	24,115
Less: net income attributable to noncontrolling interests	399	779	1,004	1,237
Net income attributable to Stericycle, Inc.	$17,006	$10,631	$32,117	$22,878

Depreciation and amortization	$9,088	$7,079	$18,001	$14,241

NOTE 12 – LEGAL PROCEEDINGS
We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.
As we have previously disclosed, we were served on March 12, 2013 with a class action complaint filed in the U.S. District Court for the Western District of Pennsylvania by an individual plaintiff for itself and on behalf of all other “similarly situated” customers of ours. The complaint alleges, among other things, that we imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The

complaint seeks certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.
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
Following the filing of the Pennsylvania class action complaint, we have been served with class action complaints filed in federal court in California, Florida and Illinois and in state court in California. These complaints assert claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On July 25, 2013, the Judicial Panel on Multidistrict Litigation heard oral argument on our Motion to Transfer these related actions to the Northern District of Illinois for centralized pretrial proceedings. The panel has not yet ruled on that motion.
We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We intend to vigorously defend ourselves against each of these lawsuits.
On May 28, 2013, we received a notice of violation and order to comply from the State of Utah Division of Air Quality alleging violations of certain conditions of the operating permit for our incineration facility in North Salt Lake relating to emissions and emissions testing at the facility. We have subsequently completed testing, in accordance with protocols approved by the Division of Air Quality, that demonstrates that the facility is currently operating in compliance with applicable emissions standards and our permit conditions. It is our policy to cooperate fully with federal and state regulatory agencies and we will continue to do so through the resolution of this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We were incorporated in 1989 and presently serve a diverse customer base of over 550,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services and regulated recall and returns management services. The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal. In addition to our regulated waste services, we offer regulated recall and returns management services, patient communication services, and medical safety products. Our regulated recall and returns management services encompass a number of solutions for a variety of businesses but consist primarily of managing the recall, withdrawal or return of expired or recalled products and pharmaceuticals. We also provide communication services to healthcare providers to improve office productivity and communications with patients.
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
Highlights of the three months ended June 30, 2013:

•	revenues were $526.5 million, up $57.6 million or 12.3% from $468.9 million in the second quarter last year;

•	second quarter gross margins increased to 45.2% from 44.7% in 2012;

•	operating income was $133.5 million, up $15.8 million or 13.4% from $117.7 million in the second quarter last year;

•	we incurred $3.7 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, plant closure expenses, and change in fair value of contingent consideration;

•	cash flow from operations was $78.3 million.
Highlights of the six months ended June 30, 2013:

•	revenues were $1,040.3 million, up $111.3 million or 12.0% from $929.0 million in the same period last year;

•	gross margins increased to 45.2% from 44.6% in 2012;

•	operating income was $265.1 million, $31.1 million or 13.3% from $234.0 million in the same period last year;

•	we incurred $6.5 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, plant closure expenses, and change in fair value of contingent consideration;

•	cash flow from operations was $176.5 million.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2012
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2013		2012
	$	%	$	%
Revenues	$526,525	100.0	$468,950	100.0
Cost of revenues	276,385	52.5	248,832	53.1
Depreciation - cost of revenues	12,288	2.3	10,630	2.3
Total cost of revenues	288,673	54.8	259,462	55.3
Gross profit	237,852	45.2	209,488	44.7
Selling, general and administrative expenses (exclusive of items shown below)	91,158	17.3	80,652	17.2
Acquisition expenses	2,324	0.4	2,207	0.5
Change in fair value of contingent consideration	(122)	—	(602)	(0.1)
Integration expenses	1,383	0.3	1,044	0.2
Restructuring costs and plant closure expense	104	—	1,064	0.2
Litigation settlement	(2)	—	—	—
Total SG&A expenses (exclusive of depreciation and amortization shown below)	94,845	18.0	84,365	18.0
Depreciation	2,954	0.6	2,261	0.5
Amortization	6,533	1.2	5,135	1.1
Income from operations	133,520	25.4	117,727	25.1
Net interest expense	12,913	2.5	12,659	2.7
Income tax expense	41,619	7.9	37,186	7.9
Net income	78,443	14.9	68,372	14.6
Less: net income attributable to noncontrolling interests	399	0.1	779	0.2
Net income attributable to Stericycle, Inc.	$78,044	14.8	$67,593	14.4
Earnings per share- diluted	$0.89		$0.78
Revenues: Our revenues increased $57.6 million, or 12.3%, in the second quarter of 2013 to $526.5 million from $468.9 million in the same period in 2012. Domestic revenues increased $32.4 million, or 9.6%, to $370.2 million from $337.8 million in the same period in 2012. Organic revenue growth for domestic small account customers increased by $15.1 million, or approximately 8%, driven by an increase in Steri-Safe revenues and regulated waste management for retailers. Organic revenue from domestic large account customers increased by $6.3 million, or approximately 6%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for recall and returns management services decreased by $5.2 million in 2013 due to lower recalls. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $16.2 million to the increase in revenues in the second quarter of 2013.
International revenues increased $25.2 million, or 19.2%, in the second quarter of 2013, to $156.3 million from $131.1 million in the same period in 2012. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2013 and 2012. Organic growth in the international segment contributed $11.4 million in revenues, or approximately 9%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2013 by $4.1 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions, net of business divestitures, closed within the preceding twelve months contributed approximately $17.9 million to the increase in revenues in the second quarter of 2013.
Cost of Revenues: Our cost of revenues increased $29.2 million, or 11.3%, in the second quarter of 2013 to $288.7 million from $259.5 million in the same period in 2012. Our domestic cost of revenues increased $14.1 million, or 8.1%, in the second quarter of 2013 to $187.2 million from $173.1 million in the same period in 2012 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $15.1 million, or 17.5%, in the second quarter of 2013 to $101.5 million from $86.4 million in the same period in 2012 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross margin percentage increased to 45.2% during the second quarter of 2013 from 44.7% during the same period in 2012. Domestic gross margin percentage increased to 49.4% during the second quarter of 2013 from 48.8% in the same period in 2012.
International gross margin increased to 35.1% during the second quarter of 2013 from 34.1% during the same period in 2012. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the “Acquisition-related Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $10.5 million, or 13.0%, in the second quarter of 2013 to $91.2 million from $80.7 million in the same period in 2012 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs increased to 17.3% in the second quarter of 2013 from 17.2% during the same period in 2012.
Domestically, second quarter SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $5.4 million, or 9.2%, to $64.3 million from $58.9 million in the same period in 2012. As a percentage of revenues, SG&A was at 17.4% both in the second quarter of 2013 and in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1%.
Internationally, second quarter SG&A expenses, excluding Acquisition-related Items, increased $5.1 million, or 23.4%, to $26.9 million from $21.8 million in the same period in 2012. As a percentage of revenues, SG&A was at 17.2% in the second quarter of 2013 compared to 16.6% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1%.
During the quarter ended June 30, 2013, we recognized $2.3 million in acquisition expenses, $1.4 million of expenses related to the integration of our acquisitions, $0.1 million in plant closure expenses, partially offset by $0.1 million related to a change in fair value of contingent consideration.
During the quarter ended June 30, 2012, we recognized $2.2 million in acquisition expenses, $1.0 million of expenses related to the integration of our acquisitions, $1.1 million of restructuring and plant closure expenses, partially offset by $0.6 million income related to a change in fair value of contingent consideration. Of the $1.1 million of restructuring and plant closure costs, $0.7 million was related to a facility closure.
Income from Operations: Income from operations increased $15.8 million, or 13.4%, in the second quarter of 2013 to $133.5 million from $117.7 million in same period in 2012. Comparison of income from operations between the second quarter of 2013 and the same period of 2012 is affected by Acquisition-related Items described above in the SG&A section.
Domestically, our income from operations increased $11.7 million, or 11.8%, to $110.5 million in the second quarter of 2013 from $98.8 million in the same period in 2012. Internationally, our income from operations increased $4.1 million, or 21.7%, to $23.0 million in the second quarter of 2013 from $18.9 million in the same period in 2012.
Net Interest Expense: Net interest expense slightly increased to $12.9 million during the second quarter in 2013 from $12.7 million during the same period in 2012.
Income Tax Expense: Income tax expense increased to $41.6 million in the second quarter of 2013 from $37.2 million in the same period in 2012. The effective tax rates for the quarters ended June 30, 2013 and 2012 were 34.7% and 35.2%, respectively.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2012
The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2013		2012
	$	%	$	%
Revenues	$1,040,329	100.0	$929,027	100.0
Cost of revenues	546,058	52.5	493,014	53.1
Depreciation - cost of revenues	24,325	2.3	21,218	2.3
Total cost of revenues	570,383	54.8	514,232	55.4
Gross profit	469,946	45.2	414,795	44.6
Selling, general and administrative expenses (exclusive of items shown below)	179,399	17.2	158,459	17.1
Acquisition expenses	4,127	0.4	3,746	0.4
Change in fair value of contingent consideration	(122)	—	602	0.1
Integration expenses	2,279	0.2	2,323	0.3
Restructuring costs and plant closure expense	104	—	1,150	0.1
Litigation settlement	104	—	—	—
Total SG&A expenses (exclusive of depreciation and amortization shown below)	185,891	17.9	166,280	17.9
Depreciation	5,763	0.6	4,412	0.5
Amortization	13,175	1.3	10,114	1.1
Income from operations	265,117	25.5	233,989	25.2
Net interest expense	26,292	2.5	25,333	2.7
Income tax expense	83,602	8.0	74,901	8.1
Net income	153,665	14.8	133,687	14.4
Less: net income attributable to noncontrolling interests	1,004	0.1	1,237	0.1
Net income attributable to Stericycle, Inc.	$152,661	14.7	$132,450	14.3
Earnings per share- diluted	$1.74		$1.53
Revenues: Our revenues increased $111.3 million, or 12.0%, for the six months ended June 30, 2013 to $1,040.3 million from $929.0 million in the same period in 2012. Domestic revenues increased $66.8 million, or 10.0%, to $733.8 million from $667.0 million in the same period in 2012. Organic revenue growth for domestic small account customers increased by $33.4 million, or approximately 9%, driven by an increase in Steri-Safe revenues and regulated waste management for retailers. Organic revenue from domestic large account customers increased by $15.1 million, or approximately 7%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for recall and returns management services decreased by $18.4 million in 2013 due to lower recalls. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $36.7 million to the increase in revenues in 2013.
International revenues increased $44.5 million, or 17.0%, in 2013, to $306.5 million from $262.0 million in the same period in 2012. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2013 and 2012. Organic growth in the international segment contributed $18.4 million in revenues, or approximately 7%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2013 by $8.3 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed approximately $34.4 million to the increase in revenues in 2013.
Cost of Revenues: Our cost of revenues increased $56.2 million, or 10.9%, for the six months ended June 30, 2013 to $570.4 million from $514.2 million in the same period in 2012. Our domestic cost of revenues increased $29.4 million, or 8.6%, in 2013 to $371.5 million from $342.1 million in the same period in 2012 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $26.8 million, or 15.5%, in the six months ended June 30, 2013 to $198.9 million from $172.1 million in the same period in 2012 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross margin percentage increased to 45.2% during the six months ended June 30, 2013 from 44.6% during the same period in 2012. Domestic gross margin percentage increased to 49.4% in 2013 from 48.7% in the same period in 2012.
International gross margin increased to 35.1% in 2013 from 34.3% during the same period in 2012. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative Expenses: Excluding the effect of Acquisition-related Items, depreciation, and amortization expenses, our SG&A expenses increased $20.9 million, or 13.2%, in the six months ended June 30, 2013 to $179.4 million from $158.5 million in the same period in 2012 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs increased to 17.2% in 2013 from 17.1% during the same period in 2012.
Domestically, 2013 SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $14.0 million, or 12.2%, to $129.2 million from $115.2 million in the same period in 2012. As a percentage of revenues, SG&A was at 17.6% in 2013 compared to 17.3% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2%.
Internationally, 2013 SG&A expenses, excluding Acquisition-related Items, increased $6.9 million, or 15.9%, to $50.2 million from $43.3 million in the same period in 2012. As a percentage of revenues, SG&A was at 16.4% in 2013 compared to 16.5% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1%.
During the six months ended June 30, 2013, we recognized $4.1 million in acquisition expenses, $2.3 million of expenses related to the integration of our acquisitions, $0.1 million of plant closure expenses, $0.1 million in litigation settlement expense, partially offset by $0.1 million related to a change in fair value of contingent consideration.
During the six months ended June 30, 2012, we recognized $3.7 million in acquisition expenses, $2.3 million of expenses related to the integration of our acquisitions, $1.2 million of restructuring and plant closure expenses, and $0.6 million of expense related to a change in fair value of contingent consideration.

Income from Operations: Income from operations increased $31.1 million, or 13.3%, for the six months ended June 30, 2013 to $265.1 million from $234.0 million in same period in 2012. Comparison of income from operations between 2013 and the same period of 2012 is affected by Acquisition-related Items described above in the SG&A section.
Domestically, our income from operations increased $21.0 million, or 10.7%, to $217.5 million in 2013 from $196.5 million in the same period in 2012. Internationally, our income from operations increased $10.1 million, or 26.9%, to $47.6 million in 2013 from $37.5 million in the same period in 2012.
Net Interest Expense: Net interest expense increased to $26.3 million during the six months ended June 30, 2013 from $25.3 million during the same period in 2012. The increase in interest expense was due to our entering into new long-term fixed rate notes which were at a higher interest rate in October 2012. These notes helped us to increase our availability under senior credit facility.
Income Tax Expense: Income tax expense increased to $83.6 million in the six months ended June 30, 2013 from $74.9 million in the same period in 2012. The effective tax rates for the six months ended June 30, 2013 and 2012 were 35.2% and 35.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2013, we were in compliance with all of our financial debt covenants.
As of June 30, 2013, we had $206.1 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $55.6 million. We also had $149.6 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of June 30, 2013 was $644.3 million. At June 30, 2013, our interest rates on borrowings under our revolving credit facility, including our facility fee, were as follows:

•	For short-term borrowing (less than two weeks): Federal funds rate plus 0.5%, the prime rate or the Euro Currency rate plus 1%, whichever is higher and a spread of 0.025% plus a 0.225% facility fee.

•	For borrowings greater than two weeks: LIBOR plus 1.025% plus a 0.225% facility fee.
The weighted average rate of interest on the unsecured revolving credit facility was 1.65% per annum, which includes the 0.225% facility fee at June 30, 2013.
As of June 30, 2013, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.
As of June 30, 2013, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of June 30, 2013, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of June 30, 2013, we had $226.9 million in promissory notes issued in connection with acquisitions during 2004 through 2013, $128.5 million in foreign subsidiary bank debt outstanding, and $7.1 million in capital lease obligations.
Working Capital: At June 30, 2013, our working capital increased $43.6 million to $153.8 million compared to $110.2 million at December 31, 2012.
Current assets increased by $26.5 million. Net accounts receivable increased by $39.6 million, offset by $13.3 million decrease in cash balance. Days sales outstanding (“DSO”) was calculated at 63 days at June 30, 2013 and 59 days at December 31, 2012 which was affected by both acquired receivables and the number of collection days in June 2013. Current liabilities decreased by $17.1 million. We had a decrease of $15.4 million in our short term portion of debt.
Net Cash Provided or Used: Net cash provided by operating activities decreased $12.3 million, or 6.5%, to $176.5 million during the six months ended June 30, 2013 compared to $188.8 million for the comparable period in 2012. Cash provided by operations as a ratio to net income is 115% and 141% for the six months ended June 30, 2013 and 2012, respectively.
Net cash used in investing activities for the six months ended June 30, 2013 was $100.8 million compared to $145.5 million in the comparable period in 2012. We had a $48.3 million decrease in cash spent to acquire new businesses in 2013. Our capital expenditures increased by $3.6 million, and as a percentage of revenues it remained at 3.6% in both 2013 and 2012.
Net cash used in financing activities was $88.5 million during the six months ended June 30, 2013 compared to $12.8 million in the comparable period in 2012. We had share repurchases of $66.2 million in 2013 compared to $2.9 million in 2012.
Guarantees: We have guaranteed a loan to JPMorganChase Bank N.A. on behalf of Shiraishi-Sogyo Co. Ltd (“Shiraishi”). Shiraishi is a customer in Japan that is expanding its medical waste management business and has a loan with a current balance of $5.0 million with JPMorganChase Bank N.A. that matures on May 31, 2014. We also have extended loans to Shiraishi for approximately $15.5 million, reflected in the Consolidated Balance Sheet as part of long term "Other assets", in support of its medical waste business. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.5 million on a pre-tax basis.
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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of June 30, 2013, we had purchased a cumulative total of 17,364,131 shares.

The following table provides information about our purchases of shares of our common stock during the six months ended June 30, 2013:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	3,788,477
February 1 - February 28, 2013	74,820	95.70	74,820	3,713,657
March 1 - March 31, 2013	—	—	—	3,713,657
April 1 - April 30, 2013	126,788	107.65	126,788	3,586,869
May 1 - May 31, 2013	264,380	109.82	264,380	3,322,489
June 1 - June 30, 2013	149,222	109.44	149,222	3,173,267

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 8, 2013

STERICYCLE, INC.
(Registrant)
By: /s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)