Form 10-Q
period 2013-09-30
STERICYCLE INC
filed 2013-11-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO ☒
As of November 1, 2013 there were 85,710,402 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$63,580	$31,324
Short-term investments	447	503
Accounts receivable, less allowance for doubtful accounts of $18,268 in 2013 and $19,443 in 2012	370,077	322,246
Deferred income taxes	22,181	22,995
Prepaid expenses	30,909	27,042
Other current assets	40,778	37,176
Total Current Assets	527,972	441,286
Property, plant and equipment, net	352,368	335,870
Goodwill	2,207,845	2,065,103
Intangible assets, less accumulated amortization of $82,180 in 2013 and $64,215 in 2012	720,811	667,471
Other assets	36,133	37,008
Total Assets	$3,845,129	$3,546,738
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$107,577	$87,781
Accounts payable	82,552	74,225
Accrued liabilities	135,472	124,261
Deferred revenues	19,491	18,095
Other current liabilities	66,512	26,698
Total Current Liabilities	411,604	331,060
Long-term debt, net of current portion	1,295,592	1,268,303
Deferred income taxes	384,110	359,780
Other liabilities	31,090	30,272
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,692,918 issued and outstanding in 2013 and 85,987,883 issued and outstanding in 2012)	857	860
Additional paid-in capital	177,706	116,720
Accumulated other comprehensive loss	(54,998)	(39,064)
Retained earnings	1,581,964	1,463,277
Total Stericycle, Inc.’s Equity	1,705,529	1,541,793
Noncontrolling interest	17,204	15,530
Total Equity	1,722,733	1,557,323
Total Liabilities and Equity	$3,845,129	$3,546,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$534,579	$480,484	$1,574,908	$1,409,511
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	280,645	253,526	826,703	746,540
Depreciation - cost of revenues	12,531	11,404	36,856	32,622
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	96,689	92,966	282,580	259,246
Depreciation – selling, general and administrative expenses	2,610	2,480	8,373	6,892
Amortization	6,709	5,561	19,884	15,675
Total Costs and Expenses	399,184	365,937	1,174,396	1,060,975
Income from Operations	135,395	114,547	400,512	348,536
Other Income (Expense):
Interest income	151	117	420	333
Interest expense	(13,467)	(13,048)	(40,028)	(38,597)
Other expense, net	(1,341)	(488)	(2,899)	(556)
Total Other Expense	(14,657)	(13,419)	(42,507)	(38,820)
Income Before Income Taxes	120,738	101,128	358,005	309,716
Income Tax Expense	39,906	35,382	123,508	110,283
Net Income	$80,832	$65,746	$234,497	$199,433
Less: Net Income Attributable to Noncontrolling Interests	285	269	1,289	1,506
Net Income Attributable to Stericycle, Inc.	$80,547	$65,477	$233,208	$197,927
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.94	$0.76	$2.71	$2.32
Diluted	$0.92	$0.75	$2.67	$2.28
Weighted Average Number of Common Shares Outstanding:
Basic	85,849,656	85,748,998	86,021,764	85,251,002
Diluted	87,401,565	87,305,779	87,497,276	86,911,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$80,832	$65,746	$234,497	$199,433

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	23,549	16,332	(17,070)	4,437
Amortization of cash flow hedge into income, net of tax ($50 and $54, and $150 and $163) for the three- and nine-months ended September 30, 2013 and 2012, respectively)	79	374	236	545
Total Other Comprehensive Income/ (Loss)	23,628	16,706	(16,834)	4,982

Comprehensive Income	104,460	82,452	217,663	204,415
Less: Comprehensive Income Attributable to Noncontrolling Interests	347	841	389	2,106
Comprehensive Income Attributable to Stericycle, Inc.	$104,113	$81,611	$217,274	$202,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$234,497	$199,433
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	4,867
Change in fair value of contingent consideration	(307)	591
Stock compensation expense	12,088	12,346
Excess tax benefit of stock options exercised	(12,354)	(20,994)
Depreciation	45,229	39,514
Amortization	19,884	15,675
Deferred income taxes	15,623	25,462
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(43,816)	(4,657)
Accounts payable	2,647	7,246
Accrued liabilities	21,322	(14,945)
Deferred revenues	(614)	615
Other assets and liabilities	41,084	11,994
Net cash provided by operating activities	335,283	277,147
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(131,902)	(148,073)
Proceeds from/ (purchase of) short-term investments	45	(49)
Proceeds from sale of business and other assets	—	764
Capital expenditures	(54,329)	(51,658)
Net cash used in investing activities	(186,186)	(199,016)
FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(48,858)	(70,630)
Borrowings on foreign bank debt	164,669	74,350
Repayments on foreign bank debt	(163,941)	(47,636)
Borrowings on senior credit facility	731,015	532,701
Repayments on senior credit facility	(725,940)	(629,302)
Payments of deferred financing costs	—	(148)
Payments on capital lease obligations	(2,623)	(2,559)
Purchase and cancellation of treasury stock	(114,531)	(2,945)
Payments to noncontrolling interests	(1,018)	(5,317)
Payments of dividends to noncontrolling interests	—	(398)
Proceeds from issuance of common stock	33,827	44,879
Excess tax benefit of stock options exercised	12,354	20,994
Net cash used in financing activities	(115,046)	(86,011)
Effect of exchange rate changes on cash and cash equivalents	(1,795)	1,574
Net increase/ (decrease) in cash and cash equivalents	32,256	(6,306)
Cash and cash equivalents at beginning of period	31,324	22,511
Cash and cash equivalents at end of period	$63,580	$16,205

NON-CASH ACTIVITIES:
Net issuance of obligations for acquisitions	$88,530	$56,361
Net issuance of obligations for noncontrolling interest	2,113	5,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2013 and
Year Ended December 31, 2012
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	84,696	$847	$—	$1,243,303	$(45,984)	$29,085	$1,227,251
Net income				267,996		1,945	269,941
Currency translation adjustment					6,292	509	6,801
Change in qualifying cash flow hedge, net of tax					628		628
Issuance of common stock for exercise of options and employee stock purchases	1,855	19	68,444				68,463
Purchase/ cancellation of treasury stock	(563)	(6)	—	(48,022)			(48,028)
Stock compensation expense			16,339				16,339
Excess tax benefit of stock options exercised			30,161				30,161
Noncontrolling interests attributable to acquisitions						4,386	4,386
Reduction to noncontrolling interests due to additional ownership			1,958			(19,997)	(18,039)
Payments to noncontrolling interests			(182)			(398)	(580)
Balance at December 31, 2012	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323
Net income				233,208		1,289	234,497
Currency translation adjustment					(16,170)	(900)	(17,070)
Change in qualifying cash flow hedge, net of tax					236		236
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	741	7	36,749				36,756
Purchase/ cancellation of treasury stock	(1,036)	(10)	—	(114,521)			(114,531)
Stock compensation expense			12,088				12,088
Excess tax benefit of stock options exercised			12,354				12,354
Noncontrolling interests attributable to acquisitions						4,211	4,211
Reduction to noncontrolling interests due to additional ownership			(205)			(2,926)	(3,131)
Balance at September 30, 2013	85,693	$857	$177,706	$1,581,964	$(54,998)	$17,204	$1,722,733
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2012, as filed with our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2013.
Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation. The following reclassifications were made to our 2012 balance sheet and statement of cash flows:

•	related to product reimbursement liabilities

◦	in our balance sheet as of December 31, 2012, $11.1 million was reclassified from accrued liabilities to other current liabilities;

◦	in our statement of cash flows for the nine months ended September 30, 2012, $14.0 million was reclassified within operating activities from accrued liabilities to other assets and liabilities.
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

NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the nine months ended September 30, 2013:

Acquisition Locations	2013
United States	12
Argentina	3
Brazil	2
Canada	2
Chile	1
Japan	3
Mexico	1
Portugal	2
Romania	4
Spain	2
United Kingdom	9
Total	41
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
During the quarter ended June 30, 2013, we completed twelve acquisitions. Domestically, we acquired the selected assets of four regulated waste businesses. Internationally, in Brazil we acquired 100% of the stock of one regulated waste business and 70% of another regulated waste business. In the United Kingdom, we acquired 100% of the stock of a recall and returns business and 100% of the stock of a regulated waste business. In addition, we acquired selected assets of one regulated waste business in each of Japan, Portugal, Romania, and the United Kingdom.
During the quarter ended September 30, 2013, we completed seventeen acquisitions. Domestically we acquired the selected assets of five regulated waste businesses, one patient communication services, and 100% of the stock of another patient communication businesses. Internationally, we acquired selected assets of two regulated waste businesses in Romania, and one in Argentina. In addition, we acquired 100% of the stock of two patient communication services companies in the United Kingdom, two regulated waste businesses in Argentina, one in Canada, one in Spain, and in Mexico we acquired 51% stock of a regulated waste business.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the nine months ended September 30:

In thousands
	Nine Months Ended September 30,
	2013	2012
Cash	$131,902	$148,073
Promissory notes	56,602	24,496
Deferred consideration	28,550	18,259
Contingent consideration	3,378	13,606
Total purchase price	$220,432	$204,434
For financial reporting purposes, our 2013 and 2012 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the nine months ended September 30, 2013, we recognized a net increase in goodwill of $153.5 million excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net increase of $62.8 million was assigned to our United States reporting segment, and $90.7 million was assigned to our International reporting segment. Approximately $70.2 million of the goodwill recognized during the nine months ended September 30, 2013 will be deductible for income taxes.
During the nine months ended September 30, 2013, we recognized a net increase in intangible assets of $79.8 million excluding the effect of foreign currency translation. The changes include $67.9 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years, $5.8 million in permits with indefinite lives, $5.8 million in tradename with indefinite life, $0.1 million in tradenames with amortizable lives of 10 to 15 years, and $0.2 million in non-competes with amortizable life of 5 years.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the nine months ended September 30, 2013:

In thousands
Fixed assets	$10,683
Intangibles	79,798
Goodwill	153,482
Net other assets/ (liabilities)	(3,156)
Debt	(3,642)
Net deferred tax liabilities	(12,521)
Noncontrolling interests	(4,212)
Total purchase price allocation	$220,432

During the nine months ended September 30, 2013 and 2012, the Company incurred $6.2 million and $6.2 million, respectively, of acquisition related expenses. These expenses are included with SG&A on our Condensed Consolidated Statements of Income.

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

Accounting Standards Issued But Not Yet Adopted
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July of 2013, the Financial Accounting Standards Board issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. Both prospective and retrospective application may be applied. This guidance becomes effective for us beginning January 1, 2014; we are in the process of evaluating retrospective versus prospective application. This update affects presentation only.
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

In thousands
		Fair Value Measurements Using
	Total as of September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$63,580	$63,580	$—	$—
Short-term investments	447	447	—	—
Total assets	$64,027	$64,027	$—	$—
Liabilities:
Contingent consideration	$13,943	$—	$—	$13,943
Total liabilities	$13,943	$—	$—	$13,943

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$31,324	$31,324	$—	$—
Short-term investments	503	503	—	—
Total assets	$31,827	$31,827	$—	$—
Liabilities:
Contingent consideration	$18,511	$—	$—	$18,511
Total liabilities	$18,511	$—	$—	$18,511
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $13.9 million, of which $8.5 million is classified as current liabilities at September 30, 2013, and $18.5 million at December 31, 2012. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $15.1 million at September 30, 2013. Contingent consideration liabilities are reassessed each quarter and are reflected in the condensed consolidated balance sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2012	$18,511
Increases due to acquisitions	3,378
Decrease due to payments	(6,745)
Changes due to currency fluctuations	(894)
Changes in fair value reflected in Selling, general, and administrative expenses	(307)
Contingent consideration at September 30, 2013	$13,943
Fair Value of Debt: At September 30, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.39 billion compared to a carrying amount of $1.40 billion. At December 31, 2012, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.39 billion compared to a carrying amount of $1.36 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
There were no movements of items between fair value hierarchies.
NOTE 5 – INCOME TAXES
We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended September 30, 2013 we had net decreases to our accruals related to a reassessment of previous and current uncertain tax positions offset by increases during the first and second quarter of 2013. Our balance at September 30, 2013 is materially the same as at December 31, 2012.

NOTE 6 – STOCK BASED COMPENSATION
At September 30, 2013, we had the following stock option and stock purchase plans:

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
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues – stock option plan	$32	$34	$102	$105
Selling, general and administrative – stock option plan	3,561	3,421	10,265	10,329
Selling, general and administrative – RSUs	389	389	967	1,077
Selling, general and administrative – ESPP	163	285	754	835
Total pre-tax expense	$4,145	$4,129	$12,088	$12,346
The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax benefit recognized in Statement of Income	$1,109	$1,631	$3,493	$4,239
Excess tax benefit realized	3,981	9,471	12,354	20,994
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average fair value at grant date	$26.51	$20.68	$21.99	$20.09
Expected term (in years)	5.75	6.00	5.83	6.00
Expected volatility	26.20%	27.52%	27.05%	27.90%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.67%	0.79%	1.00%	1.06%

Stock option activity for the nine months ended September 30, 2013, was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2012	5,543,664	$61.69
Granted	1,050,080	96.94
Exercised	(705,247)	48.68
Canceled or expired	(107,933)	75.19
Outstanding at September 30, 2013	5,780,564	$69.43	6.74	$265,744,014
Exercisable at September 30, 2013	2,919,271	$56.35	5.41	$172,389,576
Vested and expected to vest in the future at September 30, 2013	5,024,369	$66.71	6.48	$244,644,342

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended September 30, and the exercise price associated with the respective option).

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total exercise intrinsic value of options exercised	$12,809	$28,558	$40,537	$68,582
RSUs activity for the nine months ended September 30, 2013, is summarized below. RSUs vest at the end of three or five years. Our 2008 and 2011 Plans include a share reserve related to RSUs granted at a 2-1 ratio.

	Number of Units	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in years)
Outstanding at December 31, 2012	68,202
Granted	17,800
Released	(12,750)
Forfeited	(907)
Outstanding at September 30, 2013	72,345	2.90	$8,348,613
Exercisable at September 30, 2013	—	0.00	$—

NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the nine months ended September 30, 2013:

	Number of Shares Repurchased and Canceled	Amount Paid for Repurchases (000’s)	Average Price Paid per Share
Three months ended March 31, 2013	74,820	$7,160	$95.70
Three months ended June 30, 2013	540,390	59,015	109.21
Three months ended September 30, 2013	421,060	48,356	114.84
Nine months ended September 30, 2013	1,036,270	$114,531	$110.52

Three months ended March 31, 2012	38,552	$2,945	$76.38
Three months ended June 30, 2012	—	—	—
Three months ended September 30, 2012	43,500	3,913	89.97
Nine months ended September 30, 2012	82,052	$6,858	$83.58

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
The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic earnings per share Net income attributable to Stericycle, Inc.	$80,547	$65,477	$233,208	$197,927
Denominator:
Denominator for basic earnings per share weighted average shares	85,849,656	85,748,998	86,021,764	85,251,002
Effect of diluted securities:
Employee stock options	1,551,909	1,556,781	1,475,512	1,660,227
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed conversions	87,401,565	87,305,779	87,497,276	86,911,229
Earnings per share – Basic	$0.94	$0.76	$2.71	$2.32
Earnings per share – Diluted	$0.92	$0.75	$2.67	$2.28

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
We have two geographical reporting segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2011, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703
Goodwill acquired during year	114,931	62,145	177,076
Goodwill allocation adjustments	(5,061)	(24,859)	(29,920)
Sale of business	—	(1,178)	(1,178)
Changes due to currency fluctuation	—	5,422	5,422
Balance as of December 31, 2012	1,616,286	448,817	2,065,103
Goodwill acquired during year	58,260	90,620	148,880
Goodwill allocation adjustments	4,515	87	4,602
Changes due to currency fluctuation	—	(10,740)	(10,740)
Balance as of September 30, 2013	$1,679,061	$528,784	$2,207,845
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
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 25.9 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 4.1 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.7 years. We have license agreements with useful life of 5 years, with a weighted average remaining useful life of 2.1 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
As of September 30, 2013 and December 31, 2012, the values of the intangible assets were as follows:

In thousands
	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$10,189	$5,945	$4,244	$10,993	$5,843	$5,150
Customer relationships	664,295	74,893	589,402	602,095	57,236	544,859
Tradenames	5,058	941	4,117	4,922	712	4,210
License agreements	611	390	221	720	420	300
Other	89	11	78	89	4	85
Indefinite lived intangibles:
Operating permits	116,949	—	116,949	112,867	—	112,867
Tradenames	5,800	—	5,800	—	—	—
Total	$802,991	$82,180	$720,811	$731,686	$64,215	$667,471
During the quarters ended September 30, 2013 and 2012, the aggregate amortization expense was $6.7 million and $5.6 million, respectively. For nine months ended September 30, 2013 and 2012, the aggregate amortization expense was $19.9 million and $15.7 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2013	$26,483
2014	28,295
2015	27,964
2016	27,837
2017	27,593
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2013.
NOTE 10 – DEBT
Long-term debt consisted of the following:

In thousands
	September 30, 2013	December 31, 2012
Obligations under capital leases	$6,975	$5,234
$1 billion senior credit facility weighted average rate 2.02%, due in 2016	230,882	225,931
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Acquisition notes weighted average rate of 2.22% and weighted average maturity of 3.5 years	280,818	235,856
Foreign bank debt weighted average rate 5.21% and weighted average maturity of 1.4 years	134,494	139,063
Total debt	1,403,169	1,356,084
Less: current portion of total debt	107,577	87,781
Long-term portion of total debt	$1,295,592	$1,268,303
Our senior credit facility and our private placement notes all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2013, we were in compliance with all of our financial debt covenants.
As of September 30, 2013 and December 31, 2012, we had $147.3 million and $157.6 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of September 30, 2013 and December 31, 2012 was $621.8 million and $616.5 million, respectively.
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
Detailed information for our United States reporting segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Regulated waste management services	$353,049	$319,465	$1,040,636	$921,772
Regulated recall and returns management services	25,071	28,741	71,334	93,482
Total revenue	378,120	348,206	1,111,970	1,015,254
Net interest expense	10,786	10,221	32,283	30,807
Income before income taxes	103,925	92,590	299,281	269,046
Income taxes	34,687	31,566	109,499	98,450
Net income attributable to Stericycle, Inc.	$69,238	$61,024	$189,782	$170,596

Depreciation and amortization	$12,041	$11,429	$37,303	$32,932

Detailed information for our International reporting segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Regulated waste management services	$156,459	$132,278	$462,938	$394,257
Net interest expense	2,530	2,710	7,325	7,457
Income before income taxes	16,813	8,538	58,724	40,670
Income taxes	5,219	3,816	14,009	11,833
Net income	11,594	4,722	44,715	28,837
Less: net income attributable to noncontrolling interests	285	269	1,289	1,506
Net income attributable to Stericycle, Inc.	$11,309	$4,453	$43,426	$27,331

Depreciation and amortization	$9,809	$8,016	$27,810	$22,257

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
The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act (which the class action complaint describes at some length). The New York investigation arose out of a qui tam (or “whistle blower”) complaint under the federal False Claims Act and comparable state statutes which was filed under seal in the U.S. District Court for the Northern District of Illinois in April 2008 by a former employee of ours. The complaint was filed on behalf of the United States and 14 states and the District of Columbia. Tennessee, Massachusetts, Virginia and North Carolina have issued civil investigative demands to explore the allegations made on their behalf in the qui tam complaint but have not yet decided whether to join the Illinois action.
Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in California, Florida, Illinois and Utah and in state court in California. These complaints assert claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation granted our Motion to Transfer these related actions to the Northern District of Illinois for centralized pretrial proceedings.
We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We intend to vigorously defend ourselves against each of these lawsuits.
On May 28, 2013, we received a notice of violation and order to comply from the State of Utah Division of Air Quality alleging violations of certain conditions of the operating permit for our incineration facility in North Salt Lake relating to emissions and emissions testing at the facility. We have subsequently completed testing, in accordance with protocols approved by the Division of Air Quality, that demonstrates that the facility is currently operating in compliance with applicable emissions standards and our permit conditions. We filed a formal response to the notice of violation on September 27, 2013 and are in discussions with the Division of Air Quality regarding a resolution of this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We were incorporated in 1989 and presently serve a diverse customer base of over 561,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We have fully integrated networks including processing centers, and transfer and collection sites. We use these networks to provide a broad range of services to our customers including regulated waste management services and regulated recall and returns management services. The regulated waste services we provide include medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Bio Systems® reusable sharps disposal management services, pharmaceutical waste disposal, and hazardous waste disposal. In addition to our regulated waste services, we offer regulated recall and returns management services, patient communication services, and medical safety products. Our regulated recall and returns management services encompass a number of solutions for a variety of businesses but consist primarily of managing the recall, withdrawal or return of expired or recalled products and pharmaceuticals. We also provide communication services to healthcare providers to improve office productivity and communications with patients.
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
Highlights of the three months ended September 30, 2013:

•	revenues were $534.6 million, up $54.1 million or 11.3% from $480.5 million in the third quarter last year;

•	third quarter gross margins increased to 45.2% from 44.9% in 2012;

•	operating income was $135.4 million, up $20.8 million or 18.2% from $114.5 million in the third quarter last year;

•	we incurred $3.7 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, plant closure expenses, and change in fair value of contingent consideration;

•	cash flow from operations was $158.8 million which includes approximately $41 million in customer deposits to be used for recalled product reimbursements.
Highlights of the nine months ended September 30, 2013:

•	revenues were $1,574.9 million, up $165.4 million or 11.7% from $1,409.5 million in the same period last year;

•	gross margins increased to 45.2% from 44.7% in 2012;

•	operating income was $400.5 million, $52.0 million or 14.9% from $348.5 million in the same period last year;

•	we incurred $10.2 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, plant closure expenses, and change in fair value of contingent consideration;

•	cash flow from operations was $335.3 million which includes approximately $41 million in customer deposits to be used for recalled product reimbursements.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2012
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2013		2012
	$	%	$	%
Revenues	$534,579	100.0	$480,484	100.0
Cost of revenues	280,645	52.5	253,526	52.8
Depreciation - cost of revenues	12,531	2.3	11,404	2.4
Total cost of revenues	293,176	54.8	264,930	55.1
Gross profit	241,403	45.2	215,554	44.9
Selling, general and administrative expenses (exclusive of items shown below)	92,964	17.4	82,176	17.1
Acquisition expenses	2,111	0.4	2,467	0.5
Change in fair value of contingent consideration	(185)	—	(11)	—
Integration expenses	1,423	0.3	1,217	0.3
Restructuring costs and plant closure expense	364	0.1	2,250	0.5
Litigation settlement	12	—	—	—
Loss on sale of business	—	—	4,867	1.0
Total SG&A expenses (exclusive of depreciation and amortization shown below)	96,689	18.1	92,966	19.3
Depreciation	2,610	0.5	2,480	0.5
Amortization	6,709	1.3	5,561	1.2
Income from operations	135,395	25.3	114,547	23.8
Net interest expense	13,316	2.5	12,931	2.7
Income tax expense	39,906	7.5	35,382	7.4
Net income	80,832	15.1	65,746	13.7
Less: net income attributable to noncontrolling interests	285	0.1	269	0.1
Net income attributable to Stericycle, Inc.	$80,547	15.1	$65,477	13.6
Earnings per share- diluted	$0.92		$0.75
Revenues: Our revenues increased $54.1 million, or 11.3%, in the third quarter of 2013 to $534.6 million from $480.5 million in the same period in 2012. Domestic revenues increased $29.9 million, or 8.6%, to $378.1 million from $348.2 million in the same period in 2012. Organic revenue growth for domestic small account customers increased by $15.2 million, or approximately 8%, driven by an increase in Steri-Safe revenues and regulated waste management for retailers. Organic revenue from domestic large account customers increased by $5.3 million, or approximately 5%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for recall and returns management services decreased by $3.7 million in 2013 due to lower recalls. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $13.1 million to the increase in revenues in the third quarter of 2013.
International revenues increased $24.2 million, or 18.3%, in the third quarter of 2013, to $156.5 million from $132.3 million in the same period in 2012. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2013 and 2012. Organic growth in the international segment contributed $8.4 million in revenues, or approximately 7%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2013 by $5.2 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions, net of business divestitures, closed within the preceding twelve months contributed approximately $21.0 million to the increase in revenues in the third quarter of 2013.
Cost of Revenues: Our cost of revenues increased $28.2 million, or 10.7%, in the third quarter of 2013 to $293.2 million from $264.9 million in the same period in 2012. Our domestic cost of revenues increased $10.4 million, or 5.9%, in the third quarter of 2013 to $188.4 million from $177.9 million in the same period in 2012 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $17.8 million, or 20.5%, in the third quarter of 2013 to $104.8 million from $87.0 million in the same period in 2012 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross margin percentage increased to 45.2% during the third quarter of 2013 from 44.9% during the same period in 2012. Domestic gross margin percentage increased to 50.2% during the third quarter of 2013 from 48.9% in the same period in 2012.
International gross margin decreased to 33.0% during the third quarter of 2013 from 34.2% during the same period in 2012. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the “Acquisition-related Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $10.8 million, or 13.1%, in the third quarter of 2013 to $93.0 million from $82.2 million in the same period in 2012 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs increased to 17.4% in the third quarter of 2013 from 17.1% during the same period in 2012.
Domestically, third quarter SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $6.2 million, or 10.2%, to $66.7 million from $60.5 million in the same period in 2012. As a percentage of revenues, SG&A was at 17.6% in the third quarter of 2013 and 17.4% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets did not change.
Internationally, third quarter SG&A expenses, excluding Acquisition-related Items, increased $4.6 million, or 21.2%, to $26.3 million from $21.7 million in the same period in 2012. As a percentage of revenues, SG&A was at 16.8% in the third quarter of 2013 compared to 16.4% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.3%.
During the quarter ended September 30, 2013, we recognized $2.1 million in acquisition expenses, $1.4 million of expenses related to the integration of our acquisitions, $0.4 million in plant closure expenses, partially offset by $0.2 million related to a change in fair value of contingent consideration.

During the quarter ended September 30, 2012, we recognized $2.5 million in acquisition expenses, $1.2 million of expenses related to the integration of our acquisitions, $2.3 million of restructuring expenses, and a $4.9 million loss related to a divestiture in the United Kingdom.
Income from Operations: Income from operations increased $20.8 million, or 18.2%, in the third quarter of 2013 to $135.4 million from $114.5 million in same period in 2012. Comparison of income from operations between the third quarter of 2013 and the same period of 2012 is affected by Acquisition-related Items described above in the SG&A section.
Domestically, our income from operations increased $12.5 million, or 12.1%, to $115.5 million in the third quarter of 2013 from $103.0 million in the same period in 2012. Internationally, our income from operations increased $8.4 million, or 73.0%, to $19.9 million in the third quarter of 2013 from $11.5 million in the same period in 2012.
Net Interest Expense: Net interest expense increased to $13.3 million during the third quarter of 2013 from $12.9 million during the same period in 2012.
Income Tax Expense: Income tax expense increased to $39.9 million in the third quarter of 2013 from $35.4 million in the same period in 2012. The effective tax rates for the quarters ended September 30, 2013 and 2012 were 33.1% and 35.0%, respectively. The decrease in the current quarter tax rate is primarily related to a decrease in our tax accrual for unrecognized tax benefits due to the expiration of statute of limitations.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2012
The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2013		2012
	$	%	$	%
Revenues	$1,574,908	100.0	$1,409,511	100.0
Cost of revenues	826,703	52.5	746,540	53.0
Depreciation - cost of revenues	36,856	2.3	32,622	2.3
Total cost of revenues	863,559	54.8	779,162	55.3
Gross profit	711,349	45.2	630,349	44.7
Selling, general and administrative expenses (exclusive of items shown below)	272,363	17.3	240,635	17.1
Acquisition expenses	6,238	0.4	6,213	0.4
Change in fair value of contingent consideration	(307)	—	591	—
Integration expenses	3,702	0.2	3,540	0.3
Restructuring costs and plant closure expense	468	—	3,400	0.2
Litigation settlement	116	—	—	—
Loss on sale of business	—	—	4,867	0.3
Total SG&A expenses (exclusive of depreciation and amortization shown below)	282,580	17.9	259,246	18.4
Depreciation	8,373	0.5	6,892	0.5
Amortization	19,884	1.3	15,675	1.1
Income from operations	400,512	25.4	348,536	24.7
Net interest expense	39,608	2.5	38,264	2.7
Income tax expense	123,508	7.8	110,283	7.8
Net income	234,497	14.9	199,433	14.1
Less: net income attributable to noncontrolling interests	1,289	0.1	1,506	0.1
Net income attributable to Stericycle, Inc.	$233,208	14.8	$197,927	14.0
Earnings per share- diluted	$2.67		$2.28
Revenues: Our revenues increased $165.4 million, or 11.7%, for the nine months ended September 30, 2013 to $1,574.9 million from $1,409.5 million in the same period in 2012. Domestic revenues increased $96.7 million, or 9.5%, to $1,112.0 million from $1,015.3 million in the same period in 2012. Organic revenue growth for domestic small account customers increased by $48.6 million, or approximately 8%, driven by an increase in Steri-Safe revenues and regulated waste management for retailers. Organic revenue from domestic large account customers increased by $20.4 million, or approximately 6.0%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for recall and returns management services decreased by $22.1 million in 2013 due to lower recalls. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $49.8 million to the increase in revenues in 2013.
International revenues increased $68.7 million, or 17.4%, in 2013, to $462.9 million from $394.3 million in the same period in 2012. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2013 and 2012. Organic growth in the international segment contributed $26.8 million in revenues, or approximately 7%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2013 by $13.5 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed approximately $55.4 million to the increase in revenues in 2013.
Cost of Revenues: Our cost of revenues increased $84.4 million, or 10.8%, for the nine months ended September 30, 2013 to $863.6 million from $779.2 million in the same period in 2012. Our domestic cost of revenues increased $39.8 million, or 7.7%, in 2013 to $559.9 million from $520.1 million in the same period in 2012 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $44.6 million, or 17.2%, in the nine months ended September 30, 2013 to $303.7 million from $259.1 million in the same period in 2012 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross margin percentage increased to 45.2% during the nine months ended September 30, 2013 from 44.7% during the same period in 2012. Domestic gross margin percentage increased to 49.6% in 2013 from 48.8% in the same period in 2012.
International gross margin increased to 34.4% in 2013 from 34.3% during the same period in 2012. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative Expenses: Excluding the effect of Acquisition-related Items, depreciation, and amortization expenses, our SG&A expenses increased $31.7 million, or 13.2%, in the nine months ended September 30, 2013 to $272.4 million from $240.6 million in the same period in 2012 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs increased to 17.3% in 2013 from 17.1% during the same period in 2012.
Domestically, 2013 SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $20.2 million, or 11.5%, to $195.8 million from $175.6 million in the same period in 2012. As a percentage of revenues, SG&A was at 17.6% in 2013 compared to 17.3% in the same period in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1%.
Internationally, 2013 SG&A expenses, excluding Acquisition-related Items, increased $11.6 million, or 17.8%, to $76.6 million from $65.0 million in the same period in 2012. As a percentage of revenues, SG&A was at 16.5% both in 2013 and 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2%.
During the nine months ended September 30, 2013, we recognized $6.2 million in acquisition expenses, $3.7 million of expenses related to the integration of our acquisitions, $0.5 million of plant closure expenses, $0.1 million in litigation settlement expense, partially offset by $0.3 million related to a change in fair value of contingent consideration.
During the nine months ended September 30, 2012, we recognized $6.2 million in acquisition expenses, $3.5 million of expenses related to the integration of our acquisitions, $3.4 million of restructuring and plant closure expenses, $4.9 million loss related to the U.K. divestiture, and $0.6 million of expense related to a change in fair value of contingent consideration.
Income from Operations: Income from operations increased $52.0 million, or 14.9%, for the nine months ended September 30, 2013 to $400.5 million from $348.5 million in same period in 2012. Comparison of income from operations between 2013 and the same period of 2012 is affected by Acquisition-related Items described above in the SG&A section.
Domestically, our income from operations increased $33.5 million, or 11.2%, to $333.1 million in 2013 from $299.6 million in the same period in 2012. Internationally, our income from operations increased $18.5 million, or 37.8%, to $67.4 million in 2013 from $48.9 million in the same period in 2012.
Net Interest Expense: Net interest expense increased to $39.6 million during the nine months ended September 30, 2013 from $38.3 million during the same period in 2012. The increase in interest expense was due to our entering into new long-term fixed rate notes which were at a higher interest rate in October 2012. These notes helped us to increase availability under our senior credit facility.
Income Tax Expense: Income tax expense increased to $123.5 million in the nine months ended September 30, 2013 from $110.3 million in the same period in 2012. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 34.5% and 35.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2013, we were in compliance with all of our financial debt covenants.
As of September 30, 2013, we had $230.9 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $85.9 million. We also had $147.3 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of September 30, 2013 was $621.8 million. At September 30, 2013, our interest rates on borrowings under our revolving credit facility, including our facility fee, were as follows:

•	For short-term borrowing (less than two weeks): Federal funds rate plus 0.5%, the prime rate or the Euro Currency rate plus 1%, whichever is higher and a spread of 0.025% plus a 0.225% facility fee.

•	For borrowings greater than two weeks: LIBOR plus 1.025% plus a 0.225% facility fee.
The weighted average rate of interest on the unsecured revolving credit facility was 2.02% per annum, which includes the 0.225% facility fee at September 30, 2013.
As of September 30, 2013, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.

As of September 30, 2013, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of September 30, 2013, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of September 30, 2013, we had $280.8 million in promissory notes issued in connection with acquisitions during 2004 through 2013, $134.5 million in foreign subsidiary bank debt outstanding, and $7.0 million in capital lease obligations.
Working Capital: At September 30, 2013, our working capital increased $6.1 million to $116.4 million compared to $110.2 million at December 31, 2012.
Current assets increased by $86.7 million. Net accounts receivable increased by $47.8 million. Days sales outstanding (“DSO”) was calculated at 62 days at September 30, 2013 and 59 days at December 31, 2012 which was affected by both acquired receivables and the number of collection days in September 2013. Cash and cash equivalents at September 30, 2013 included $41.0 million, offset by an equivalent amount in other current liabilities that is to be used for recalled product reimbursement. Current liabilities increased by $80.5 million, primarily related to product reimbursement liability, accrued income taxes, and deferred consideration for acquisitions which is considered short term debt.
Net Cash Provided or Used: Net cash provided by operating activities increased $58.1 million, or 21.0%, to $335.3 million during the nine months ended September 30, 2013 compared to $277.1 million for the comparable period in 2012. Cash provided by operations as a ratio to net income is 143% and 139% for the nine months ended September 30, 2013 and 2012, respectively.
Net cash used in investing activities for the nine months ended September 30, 2013 was $186.2 million compared to $199.0 million in the comparable period in 2012. We used $16.2 million less in funds to acquire new businesses in 2013. Our capital expenditures increased by $2.7 million, and as a percentage of revenues it decreased to 3.4% in 2013 from 3.7% in 2012.
Net cash used in financing activities was $115.0 million during the nine months ended September 30, 2013 compared to $86.0 million in the comparable period in 2012. We had share repurchases of $114.5 million in 2013 compared to $2.9 million in 2012. In 2013, we had $5.1 million of net borrowings on our senior credit facility compared to $96.6 million of net repayments in the same period in 2012.
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

Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of September 30, 2013, we had purchased a cumulative total of 17,785,191 shares.

The following table provides information about our purchases of shares of our common stock during the nine months ended September 30, 2013:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	3,788,477
February 1 - February 28, 2013	74,820	95.70	74,820	3,713,657
March 1 - March 31, 2013	—	—	—	3,713,657
April 1 - April 30, 2013	126,788	107.65	126,788	3,586,869
May 1 - May 31, 2013	264,380	109.82	264,380	3,322,489
June 1 - June 30, 2013	149,222	109.44	149,222	3,173,267
July 1 – July 31, 2013	166,247	115.97	166,247	3,007,020
August 1 – August 31, 2013	161,517	114.83	161,517	2,845,503
September 1 – September 30, 2013	93,296	112.86	93,296	2,752,207

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 7, 2013

STERICYCLE, INC.
(Registrant)
By: /s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)