Form 10-K
period 2013-12-31
STERICYCLE INC
filed 2014-02-28
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013): $9,488,205,563.
On February 14, 2014, there were 85,158,773 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 21, 2014.

Stericycle, Inc.
2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Unless the context requires otherwise, “we,” “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
Overview
Services
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We operate integrated regulated waste management networks in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. Our worldwide networks include a total of 166 processing facilities, 155 transfer sites, and 70 other service facilities. Our regulated waste processing technologies are primarily autoclaving as well as incineration and our proprietary electro-thermal-deactivation system (“ETD”).
The regulated solutions we provide include: medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, hazardous waste disposal, and medical safety products. Our compliance solutions include: training, consulting, inbound/outbound communications, data reporting, and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
Customers
We serve approximately 566,000 customers worldwide, of which approximately 20,000 are large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and approximately 546,000 are small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities, veterinary offices, municipalities and retail pharmacies.
For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies and distributors, we offer:

•	our regulated waste management services;

•	our Bio Systems® reusable sharps disposal management services;

•	our pharmaceutical waste services;

•	our Integrated Waste Stream Solutions (IWSS) program;

•	a variety of products and services for infection control;

•	our regulated recall and returns management services for expired or recalled products and pharmaceuticals; and

•	a variety of communication services.
For small-quantity generators of regulated waste such as doctors’ offices, dentists, retailers or other commercial businesses, we offer:

•	our regulated waste management services;

•	our Steri-Safe® OSHA, HIPAA compliance, and clinical services programs;

•	a variety of products and services for infection control;

•	our regulated recall and returns management services for expired or recalled products and pharmaceuticals; and

•	a variety of communication services.
We benefit from significant customer diversification. No one customer accounts for more than 1.2% of our total revenues, and our top ten customers account for 6.3% of total revenues.
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
We believe that in 2013 the size of the global market for the services we provide was approximately $15.5 billion. Industry growth is driven by a number of factors. These factors include:

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

•
Experienced Senior Management Team: We have experienced leadership. Our five most senior executives collectively have over 135 years of management experience in the health care and waste management industries.

•
Ability to Integrate Acquisitions: Since 1993 we have completed 348 acquisitions in the United States and internationally and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•
Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services we offer our existing customers. For example, to small-quantity customers, we also offer OSHA compliance services through our Steri-Safe® program and communication solutions; to large-quantity customers, we also offer our Sharps Management Services using Bio Systems® reusable containers, our pharmaceutical waste disposal services and communication solutions.

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

Acquisitions
We have substantial experience in evaluating potential acquisitions and determining whether a particular business can be integrated into our operations with minimal disruption. Once a business is acquired, we implement programs and procedures to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiency, and overall profitability.
We have completed 348 acquisitions from 1993 through 2013, with 194 in the United States and 154 internationally. During 2013, we completed 49 acquisitions, of which 13 were domestic businesses and 36 were international businesses in Latin America, Europe, Canada, and Japan.

International
We conduct regulated waste operations in Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. We began our operations in Canada and Mexico in 1998, Argentina in 1999, the United Kingdom in 2004, Ireland in 2006, Chile in 2008, Romania and Portugal in 2009, Brazil and Japan in 2010, and Spain in 2011. Our international service offerings are primarily regulated waste services. We also have started an international presence for our returns and quality audit program. While our international customers are primarily large quantity generators, we are expanding our small quantity customer base through programs similar to our Steri-Safe program such as Stericycle Clinical Services in Canada and select countries in Europe.
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
The regulated waste is then processed using one of our various treatment or processing technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill owned by unaffiliated third parties. After plastic containers such as our Steri-Tub® or Bio Systems® containers have been emptied, they are washed, sanitized and returned to customers for re-use. Some of our regulated waste streams are sent to third parties for processing and ultimate disposal.
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
Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated medical waste. From our beginning, we have encouraged the use of non-incineration treatment technologies such as autoclaving and our ETD process. While we recognize that some state regulations currently mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation.
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
Incineration: Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste or residues from chemotherapy procedures and non-hazardous pharmaceutical waste. Air emissions from incinerators can contain certain byproducts that are subject to federal, state, and in some cases, local regulation. In some circumstances, the ash byproduct of incineration may be regulated.
Marketing and Sales
Marketing Strategy: We use both telemarketing and direct sales efforts to obtain new customers. In addition, our drivers may also participate in our regulated waste marketing efforts by actively soliciting small-quantity customers they service.
Small-Quantity Customers: We target small-quantity customers as a growth area of our regulated waste business. We believe that when small-quantity regulated waste customers understand the potential risks of failing to comply with applicable regulations, they appreciate the value of the services that we provide. We consider this factor to be the basis for the higher gross margins that we have achieved with our small-quantity customers relative to our large-quantity customers. We believe that the same potential exists in processing returns of hazardous and expired products for smaller customers.
Steri-Safe® and Communication Solutions: Our domestic Steri-Safe® OSHA compliance program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services, and can also choose from available packages of training and education services and products designed to help them to comply with OSHA regulations. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s diversified product and service offerings. In 2010 and 2011, we introduced a similar program called Clinical Services in Canada, Ireland, Portugal, Spain, and the United Kingdom. We offer a variety of services to healthcare providers designed to enhance office productivity and efficiency, and to improve communications with patients. We also serve hospitals and larger facilities. We believe that our communication solutions afford us an additional opportunity to leverage our existing small-quantity customer base.
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
Large-Quantity Customers: Our marketing efforts to large-quantity customers are conducted by account executives, service specialists and healthcare compliance specialists focused on serving as a trusted advisor to our customers. In this role, our field resources provide advice, training, and consultative services to assist our large-quantity customers reach their objectives of staying in compliance with local, state, and federal regulations, reducing their impact on the environment, and maintaining a safe work environment for their staff and patients.
We offer individual waste stream services, including regulated waste management services, such as medical waste, pharma waste, hazardous waste, and Sharps Management Service featuring our Bio Systems® reusable containers. Additionally, we have the ability to manage the full spectrum of waste streams generated by a facility with our Integrated Waste Stream Solutions service. Many of Stericycle’s services for large-quantity customers deliver fully integrated, turnkey solutions which include program design, clinical staff education, implementation support, onsite service personnel, and the necessary service equipment to support each program.
National Accounts: As a result of our extensive geographic coverage, we are capable of servicing national account customers (i.e., customers requiring regulated waste management services at various geographically dispersed locations).
Contracts: We have multi-year contracts with the majority of our customers. We negotiate individual contracts with each customer. Although we have several standard forms of contract, terms may vary depending upon the customer’s service requirements and the volume of regulated waste generated, and in some jurisdictions, statutory and regulatory requirements. Substantially all of our contracts with small-quantity customers contain automatic renewal provisions.
Competition
The industries and markets in which we operate are highly competitive, and barriers to entry into the regulated waste collection and disposal business, the pharmaceutical returns business, and the communication solutions business are very low. Our competitors consist of many different types of service providers, including a large number of national, regional and local companies. In the regulated waste industry, another major source of competition is the on-site treatment of regulated waste by some large-quantity generators, particularly hospitals. Similarly, customers could handle recalls or communication solutions internally.
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
U.S. Federal and Foreign Regulation: We are subject to substantial and dynamic regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste operations. The specific statutory and regulatory requirements we must comply with vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection, employee health and welfare, transportation, the use of the mail, and proper handling and management of regulated waste streams and controlled substances.
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

Employee health and welfare laws governing our business in foreign jurisdictions include examples such as the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related regulations in Canada.
Transportation: Various laws regulating the transportation of waste and other potentially dangerous materials also apply to the services we provide. In the U.S., the Department of Transportation (“DOT”) has promulgated regulations which deal with two different aspects of transportation: hazardous materials transport and safety in transportation. The Pipeline Hazardous Materials Safety Administration (“PHMSA”) requires specific packaging and labeling of regulated hazardous materials and wastes to ensure public safety. For regulated medical waste PHMSA incorporates the OSHA bloodborne pathogens standard and requires containers that meet certain specifications including but not limited to: proper markings (biohazard symbol, UN code, etc.), sufficient strength and rigidity, leakproofness and puncture resistance. Other hazardous materials such as expired pharmaceuticals, waste chemicals, damaged retail products which are hazardous wastes are also subject to DOT PHMSA regulations. We identify pharmaceutical products by their National Drug Code number and classify them by according to the EPA classification criteria and identify the proper handling, transportation and disposal requirements. Federal Motor Carrier Safety Administration (“FMCSA”) regulates safety of drivers and vehicles which requires us to ensure driver and vehicle fitness through training, medical surveillance and inspection. These requirements are closely monitored internally and due to our fleet size we are regularly subject to road side inspections. These inspections have an accumulative effect on our compliance history and require that we maintain in good standing so not to risk permits.
Examples of transportation laws we must comply with internationally include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada.
Use of the Mail: United States Postal Service (“USPS”) has their own set of specific regulations under the Domestic Mail Manual which govern the use of the postal system for mailing of hazardous materials (of which regulated medical waste is a part). More specifically, our sharps and medical waste mailback management offering, require us to obtain and maintain authorization permits from the USPS. We have obtained permits from the USPS to conduct our “mail-back” program, to provide a convenient service for customers who need such a service with approved containers for “sharps” (needles, knives, broken glass and the like) or other regulated medical wastes directly to our treatment facilities.
Controlled Substances: In the U.S., our regulated recall and returns management services business is subject to laws and regulations under the Drug Enforcement Administration (“DEA”) regulating the closed loop management of controlled substances. Our returns service for expired and recalled pharmaceuticals accepts controlled substances as part of their service offering and is therefore subject to DEA regulations. These regulations require facilities to obtain a registration from the DEA and meet certain criteria in order to be able to collect, process and dispose of controlled substances. DEA has very strict requirements for management of employees, the type of security within facilities, recordkeeping and reporting of all controlled substances managed at the facility. Much like permitting, the registration must be updated regularly and subjects us to inspection and enforcement by DEA agents.
U.S. and Foreign Local Regulation: We conduct business in all 50 states and Puerto Rico. Because the federal EPA did not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated waste. Many states have followed similar requirements to the Medical Waste Tracking Act of 1988 or have placed medical waste regulations under solid waste regulations. In each state where we operate a processing facility or a transfer station, we are required to comply with varying state and local laws and regulations which may also require a specific operating plan. In addition, many local governments have ordinances and regulations, such as zoning or wastewater regulations that affect our operations. Similarly, our international operations are subject to regulations enacted and enforced at the provincial, municipal, and local levels of government in addition to the national regulations with which we must comply.
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
We carry $55 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($10 million per incident). We consider this insurance sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations.
Employees
As of December 31, 2013, we had 14,092 full-time and 832 part-time employees, of which 8,376 were employed in the United States and 6,548 internationally. A total of 15 collective bargaining agreements with local unions of the International Brotherhood of Teamsters cover approximately 424 of our U.S. drivers, transportation helpers and plant workers. These agreements expire at various dates through June 2016. We also have approximately 1,765 employees in Latin America, 110 employees in Canada, and 65 employees in Europe under collective bargaining agreements. We consider our employee relations to be satisfactory.
Executive Officers of the Registrant
The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	Executive Chairman	58
Charles A. Alutto	President and Chief Executive Officer	48
Richard T. Kogler	Executive Vice President and Chief Operating Officer	54
Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer	57
Michael J. Collins	Executive Vice President and President, Recall and Returns Management Services	57
Mark C. Miller has served as our Executive Chairman since January 2013 and director as of May 1992. He became our Chief Executive Officer in May 1992 and Chairman of the Board of Directors in August

2008. From May 1989 until joining us, Mr. Miller served as vice president for the Pacific, Asia and Africa in the international division of Abbott Laboratories, a diversified health care company, which he joined in 1976 and where he held a number of management and marketing positions. Mr. Miller serves as a director of Accelerate Diagnostics, Inc., a developer of automated diagnostics systems, and formerly served as a director of Ventana Medical Systems, Inc., a developer and supplier of automated diagnostic systems. He received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa. Mr. Miller was selected by Morningstar, Inc. as its “2009 CEO of the Year.”.
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
Frank J.M. ten Brink has served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer since joining the Company in June 1997. He has over 17 years of finance experience in high growth environments, mergers and acquisitions. Prior to joining Stericycle, he was Senior Vice President and Chief Financial Officer with Telular Corporation. Between 1991 and 1995, he was Vice President and Chief Financial Officer of Hexacomb Corporation. He serves as a director of Accelerate Diagnostics, Inc., a developer of automated diagnostics systems. Mr. ten Brink studied International Business at the Netherlands School of Business and received an M.B.A. degree in Finance from the University of Oregon.
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
The regulated waste management industry is subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste. Our business requires us to obtain many permits, authorizations, approvals, certificates, and other types of governmental permission from every jurisdiction in which we operate. We believe that we currently comply in all material respects with all applicable permitting requirements. State and local regulations change often, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate under existing permits. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.
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
We depend on a small number of senior executives. Our future success will depend upon, among other things, our ability to keep these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and keeping the executives and other employees that we need. We do not have written employment agreements with any of our executive officers, and officers and other key employees could leave us with little or no prior notice, either individually or as part of a group. Our loss of, or inability to hire key employees, could impair our ability to manage our business and direct its growth.
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
As a result of our various acquisitions, our balance sheet at December 31, 2013 contains goodwill of $2.2 billion and other intangible assets, net of accumulated amortization of $720.0 million (including indefinite lived intangibles of $121.9 million). In accordance with Accounting Standards Codification Topic 350 “Intangibles - Goodwill and Other”, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges for the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.
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
As a company engaged in regulated waste management, we face risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on the businesses that generate those substances and the businesses that transport them to the facilities. Responsible parties may be liable for substantial investigation and clean-up costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and clean-up even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 61 processing facilities, the majority of which use autoclave waste processing technology. All of our processing facilities also serve as collection sites. We own or lease 97 additional transfer sites, 10 additional sales/administrative sites, and 52 other service facilities. Internationally, we own or lease 105 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 58 additional transfer sites, 34 additional sales/administrative sites, 18 other service facilities, and we lease two landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.

Item 3. Legal Proceedings
See Note 17 - Legal Proceedings, in the Notes to the Consolidated Financial Statements (Item 8 of Part II).

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market Price for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
As of February 14, 2014, we had 113 stockholders of record. The Company’s stock trades on the NASDAQ Global Select Market under the ticker symbol SRCL.
The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2013	$106.18	$93.91
Second quarter 2013	113.01	104.13
Third quarter 2013	118.72	110.87
Fourth quarter 2013	120.97	113.69

First quarter 2012	$89.27	$76.72
Second quarter 2012	91.67	81.37
Third quarter 2012	94.52	89.06
Fourth quarter 2012	95.76	89.06
We did not pay any cash dividends during 2013 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 20,537,398 shares of our common stock on the open market. As of December 31, 2013, we had purchased a cumulative total of 18,209,920 shares.
The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2013:
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	—	$—	—	3,788,477
February 1 – February 28, 2013	74,820	95.70	74,820	3,713,657
March 1 – March 31, 2013	—	—	—	3,713,657
April 1 – April 30, 2013	84,130	107.53	84,130	3,629,527
May 1 – May 31, 2013	307,038	109.55	307,038	3,322,489
June 1 – June 30, 2013	149,222	109.44	149,222	3,173,267
July 1 – July 31, 2013	166,247	115.97	166,247	3,007,020
August 1 – August 31, 2013	161,517	114.83	161,517	2,845,503
September 1 – September 30, 2013	93,296	112.86	93,296	2,752,207
October 1 – October 31, 2013	220,000	116.39	220,000	2,532,207
November 1 – November 30, 2013	80,832	115.47	80,832	2,451,375
December 1 – December 31, 2013	123,897	114.85	123,897	2,327,478
Total	1,460,999	$112.05	1,460,999	2,327,478

Equity Compensation Plans
The following table summarizes information as of December 31, 2013 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5,563,029	$71.44	2,678,318
Equity compensation plans not approved by our security holders (2)	135,117	$30.24	—

(1)
These plans consist of our 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, 1997 Stock Option Plan, 1996 Directors Stock Option Plan, and the Employee Stock Purchase Plan.

(2)	The only plan in this category is our 2000 Nonstatutory Stock Option Plan.
In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which authorized the granting of nonstatutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 6 - Stock Based Compensation, in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for a description of this plan.

Performance Graph
The following graph compares the cumulative total return (i.e., share price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2013 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index, the Russell 3000 Index, and the Dow Jones US Waste & Disposal index. The graph assumes that $100 was invested on December 31, 2008 in our common stock and in the shares represented by each of the four indices, and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Financial Data

In thousands, except per share data
		Years Ended December 31,
		2013	2012	2011	2010	2009
Statement of Income Data	(1)
Revenues		$2,142,807	$1,913,149	$1,676,048	$1,439,388	$1,177,736
Income from operations		535,619	468,836	424,311	370,683	315,189
Net income attributable to Stericycle, Inc.	(2)	311,372	267,996	234,751	207,879	175,691
Earnings per share—Diluted	(2)	$3.56	$3.08	$2.69	2.39	2.03
Depreciation and amortization		88,408	76,283	66,046	53,885	39,990
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities		$403,467	$387,448	$306,104	$325,670	$277,246
Investing activities		(234,972)	(288,928)	(504,197)	(245,482)	(350,189)
Financing activities		(136,019)	(91,526)	137,872	(13,565)	81,772
Balance Sheet Data	(1)
Cash, cash equivalents and short-term investments		$62,404	$31,827	$22,927	$95,524	$16,898
Total assets		3,882,797	3,546,738	3,177,090	2,639,023	2,182,803
Long-term debt, net of current portion		1,280,663	1,268,303	1,284,113	1,014,222	910,825
Stericycle, Inc. equity		$1,750,461	$1,541,793	$1,198,166	$1,048,425	$845,695

(1)
See Note 3 - Acquisitions and Divestitures, in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for information concerning our acquisitions during the three years ended December 31, 2013, 2012 and 2011.

(2)	See Note 8 - Earnings per Common Share, in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for information concerning the computation of earnings per diluted common share.

•
In 2013, net income includes the following after-tax effects: $10.2 million of expenses related to acquisitions, $4.3 million of expenses related to the integration of our acquisitions, $1.8 million of restructuring and plant closure costs, $1.4 million of expense related to litigation settlement expense, $1.0 million of expense related to the write-down of intangible assets, and a $2.3 million gain related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted earnings per share (“EPS”) by $0.19.

•
In 2012, net income includes the following after-tax effects: $7.8 million of expenses related to acquisitions, $3.1 million of expenses related to the integration of our acquisitions, $3.3 million of restructuring and plant closure costs, $3.7 million related to litigation settlement expense, $3.7 million loss related to the U.K. divestiture, and $0.8 million loss related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted EPS by $0.26.

•
In 2011, net income includes the following after-tax effects: $15.6 million of expenses related to acquisitions, $3.2 million of restructuring and plant closure costs, $0.7 million related to litigation settlement expense, $0.8 million related to accelerated interest expense due to early term loan repayment, $1.3 million benefit due to a net release of prior years’ tax reserves, and $4.7 million gain related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted EPS by $0.16.

•
In 2010, net income includes the following after-tax effects: $8.9 million of expenses related to acquisitions, $5.2 million of restructuring and plant closure costs, litigation settlement expense of $0.5 million, $1.8 million gain in sale of assets related to the MedServe divestiture, and $1.2 million benefit due to a release of prior years’ tax reserve. The net effect of these adjustments negatively impacted diluted EPS by $0.13.

•
In 2009, net income includes the following after-tax effects: $6.8 million of acquisition expenses, $1.0 million of restructuring costs, and $1.8 million benefit due to a release of prior years’ tax reserve. The net effect of these adjustments negatively impacted diluted EPS by $0.06.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Report.
Introduction
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We operate in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom.
The regulated solutions we provide include: medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, hazardous waste disposal, and medical safety products. Our compliance solutions are training, consulting, inbound/outbound communications, data reporting and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
We operate integrated national regulated waste management networks both domestically and internationally. Our worldwide networks include a total of 166 processing facilities, 155 transfer sites, and 70 other services facilities. Our regulated waste processing technologies include autoclaving, our proprietary ETD, chemical treatment, and incineration. We serve approximately 566,000 customers worldwide, of which approximately 20,000 are large-quantity generators, and approximately 546,000 are small-quantity generators.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that of our significant accounting policies (see Note 2 - Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, Item 8 of Part II), the following ones may involve a higher degree of judgment on our part and greater complexity of reporting:
Revenue Recognition: Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the customer. Charges related to international value added tax (“VAT”) and other similar pass through taxes are not included as revenue.
Acquisition Accounting: Acquisition accounting requires us to recognize assets and liabilities at their fair value. The process of determining fair value requires time to complete therefore we will make some estimates at the time of acquisition. These estimates are primarily for amortizable intangibles, and if appropriate, an associated deferred tax liability. These estimates are based on historical experience and allows us to recognize amortization expense until the final valuation is complete.
Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess purchase price over the fair value of assets acquired is not amortized. We have determined that our permits have indefinite lives, and accordingly are not amortized (see Note 11 - Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements, Item 8 of Part II for additional information).
Our balance sheet at December 31, 2013, contains goodwill of $2.2 billion. In accordance with applicable accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.
During the quarter ended June 30, 2013, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services. We calculate the fair value of our reporting units using an income method and validate those results using a market approach. Both the income and market approaches indicated no impairment to goodwill to any of our three reporting units.
Income Approach: The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to a present value. Expected future cash flows are calculated using management assumptions of organic growth, capital expenditures, and cost efficiencies. Future acquisitions are not included in the expected future cash flows. We use a discount rate based on our Company calculated Weighted Average Cost of Capital which is adjusted for each of our reporting units based on risk size premium and foreign country premium. Significant assumptions used in the income approach include realization of future cash flows and the discount rate used to present value those cash flows.
The results of our goodwill impairment test using the income approach indicated the fair value of our reporting units exceeded book value by a substantial amount; in excess of 100%.
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior 30 days and the outstanding share count at June 30, 2013. We then look at the Company’s Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other items, such as a gain or loss on the sale of divested assets, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve month modified EBITDA of that reporting unit. The fair value was then compared to the reporting units’ book value and determined to be in excess of the book value. We believe that starting with the fair value of the Company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit’s individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.
The results of our goodwill impairment test using the market approach indicated the fair value of our reporting units exceeded book value by a substantial amount; in excess of 100% of book value.
Our permits are tested for impairment annually at December 31, or more frequently, if circumstances indicate that they may be impaired. We use either a discounted income or cost savings model as the current measurement of the fair value of the permits. The fair value is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates.
In 2013, we wrote off $2.9 million for the permit intangibles of four facilities due to rationalizing our operations. Under current acquisition accounting, a fair value must be assigned to all acquired assets based on a theoretical “market participant” regardless of our intended use for those assets. This accounting treatment can lead to the recognition of losses if we dispose or close such acquired assets.
Other identifiable intangible assets, such as customer relationships, covenants not-to-compete, tradenames, and license agreements, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our customer relationships have between 14-year and 40-year lives based on the specific type of relationship. Although the contracted regulated waste services business is highly competitive, we have been able to maintain high customer retention through excellent customer service.
The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be more than its undiscounted estimated future cash flows. In 2013, we wrote off $0.4 million of customer relationships due to impairment (see Note 11 - Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements, Item 8 of Part II).
Share Repurchases: The purchase price over par value for share repurchases is allocated to retained earnings.
Income Taxes: We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. To provide for uncertain tax positions, we maintain a reserve for tax benefits assumed that do not meet a threshold of “more likely than not” to be sustained. Management believes the amount provided for uncertain tax positions is adequate.
Accounts Receivable: Accounts receivable consists of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected. No single customer accounts for more than approximately 2% of our accounts receivable.

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
Stock Option Plans: We have issued stock options to employees and directors as an integral part of our compensation programs. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility of our stock, expected term of the award, and the risk-free rate. Our stock’s expected volatility and expected term of the awards are based upon historical experience. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates of a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.
New Accounting Pronouncements: For information about recently issued accounting pronouncements see Note 2 - Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, Item 8 of Part II.
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
At December 31, 2013, we had $62.0 million in cash and cash equivalents and $0.4 million of short-term investments that we recorded at fair value using Level 1 inputs and $12.5 million of contingent consideration related to acquisitions that we recorded at fair value using Level 3 inputs.
At December 31, 2013, we had no derivative instruments.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Highlights for the year ended December 31, 2013 included the following:

•	revenues grew to $2.14 billion, a 12.0% increase over $1.91 billion in 2012;

•	gross margins increased to 45.0% in 2013 from 44.8% in 2012;

•	operating income was $535.6 million, a 14.2% increase from $468.8 million for 2012;

•
we incurred $20.6 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, litigation settlement, restructuring and plant closure costs, impairment of intangible assets, partially offset by the gain on changes in the fair value of contingent consideration;

•	cash flow from operations was $403.5 million.

In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base. We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms. For example, our customers may contract with us for “Medical Waste Disposal” services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service “Steri-Safe OSHA Compliance Program”, which packages the same regulated medical waste services with some training and education services for a contracted subscription fee. Another example is a customer that purchases our “Medical Waste Disposal” and “Sharps Disposal Management” services which provides the customer with the same regulated services under a different pricing and billing arrangement. We do not track the movement of customers between the various types of regulated services we offer. Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric. We analyze our revenue growth by identifying changes related to organic growth, acquired growth, and changes due to currency exchange fluctuations.
The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2013		2012
	$	%	$	%
Revenues	$2,142,807	100.0	$1,913,149	100.0
Cost of revenues	1,126,050	52.6	1,011,081	52.8
Depreciation - cost of revenues	50,003	2.3	44,631	2.3
Litigation settlement and restructuring costs	2,120	0.1	132	—
Total cost of revenues	1,178,173	55.0	1,055,844	55.2
Gross profit	964,634	45.0	857,305	44.8
Selling, general and administrative expenses (exclusive of items shown below)	372,091	17.4	327,131	17.1
Acquisition expenses	10,275	0.5	7,920	0.4
Integration expenses	6,521	0.3	4,896	0.3
Change in fair value of contingent consideration	(2,278)	(0.1)	752	—
Restructuring costs and plant closure expense	2,480	0.1	5,201	0.3
Impairment of intangible assets	1,405	0.1	—	—
Litigation settlement	116	—	6,050	0.3
Loss on sale of business	—	—	4,867	0.3
Total SG&A expenses (exclusive of depreciation and amortization shown below)	390,610	18.2	356,817	18.7
Depreciation	11,338	0.5	9,598	0.5
Amortization	27,067	1.3	22,054	1.2
Income from operations	535,619	25.0	468,836	24.5
Net interest expense	54,949	2.6	51,270	2.7
Income tax expense	164,662	7.7	147,256	7.7
Net income	313,084	14.6	269,941	14.1
Less: net income attributable to noncontrolling interests	1,712	0.1	1,945	0.1
Net income attributable to Stericycle, Inc.	$311,372	14.5	$267,996	14.0
Earnings per share- diluted	$3.56		$3.08
Revenues: Our revenues increased $229.7 million, or 12.0%, to $2.14 billion in 2013 from $1.91 billion in 2012. Domestic revenues increased $135.8 million, or 9.9%, to $1.51 billion from $1.37 billion in 2012 as organic revenue growth for domestic small account customers increased by $66.2 million, or approximately

8%, driven by an increase of Steri-Safe revenues and regulated waste management for retailers. Organic revenues from domestic large account customers increased by $28.3 million, or approximately 6%, as we increased the total number of accounts and expanded our reusable sharps services, pharmaceutical waste, and regulated waste services for retailers. Organic revenues for recall and returns management services decreased by $18.5 million compared to 2012 due to less large recalls. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $59.8 million to the increase in revenues in 2013.
International revenues in 2013 were $636.2 million, compared to $542.3 million in 2012, an increase of $93.9 million, or 17.3%. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2013 to 2012. Organic growth in the international segment contributed $35.1 million in revenues, or approximately 7%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. Foreign exchange rates unfavorably impacted international revenues in 2013 by $19.0 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions, net of business divestitures, closed within the preceding twelve months contributed approximately $77.8 million to the increase in revenues in 2013.
Cost of Revenues: Our 2013 cost of revenues increased $122.3 million, or 11.6%, to $1.18 billion compared to $1.06 billion in 2012. During the year ended December 31, 2013, we recognized $2.1 million in litigation settlement costs. During the year ended December 31, 2012, we recognized $0.1 million of restructuring costs.
Our domestic cost of revenues increased $61.0 million, or 8.7%, to $760.6 million in 2013 compared to $699.6 million for 2012 as a result of costs related to a proportional increase in revenues from acquisitions and organic growth.
Our international cost of revenues increased $61.3 million, or 17.2%, to $417.6 million in 2013 compared to $356.3 million in 2012 as a result of costs related to a proportional increase in revenues from acquisitions and organic growth.
Our gross margin percentage increased to 45.0% during 2013, from 44.8% during 2012. Domestic gross margin percentage increased to 49.5% during 2013 from 49.0% in 2012.
International gross margin increased to 34.4% during 2013, compared to 34.3% in 2012. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative, Depreciation and Amortization Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the “Acquisition-related Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $45.0 million, or 13.7%, to $372.1 million in 2013, from $327.1 million in 2012 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenues, these costs increased to 17.4% in 2013, from 17.1% in 2012 primarily due to an increase in compensation expense.
Domestically, SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $27.2 million or 11.5%, to $264.6 million in 2013, from $237.4 million in 2012. As a percentage of revenues, SG&A was at 17.6% in 2013 compare to 17.3% in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1% in 2013.
Internationally, SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $17.8 million, or 19.8%, in 2013 to $107.5 million from $89.7 million in 2012. As percentage of revenues, SG&A was at 16.9% in 2013 compare to 16.5% in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2% in 2013.
During the year ended December 31, 2013, we recognized $10.3 million in acquisition expenses, $6.5 million expenses related to the integration of our acquisitions, $2.5 million of restructuring and plant closure costs, $1.4 million impairment of intangible assets, $0.1 million in litigation settlement costs, partially offset by $2.3 million favorable change in fair value of contingent consideration. These Acquisition-related Items, including $2.1 million litigation settlement costs described in the Cost of Revenues section above, resulted in $20.6 million of expense on a pre-tax basis during 2013.
During the year ended December 31, 2012, we recognized $7.9 million in acquisition expenses, $4.9 million expense related to the integration of our acquisitions, $6.1 million in litigation settlement costs, $5.2 million of restructuring and plant closure costs, $4.9 million loss related to a divestiture in the United Kingdom, and $0.8 million unfavorable change in fair value of contingent consideration. These Acquisition-related Items, including $0.1 million of restructuring costs described in Cost of Revenue section above, resulted in $29.8 million of expense on a pre-tax basis during 2012.
Income from Operations: Income from operations increased by $66.8 million, or 14.2%, to $535.6 million in 2013 from $468.8 million in 2012. Comparison of income from operations between 2013 and 2012 is affected by Acquisition-related Items described above in the Cost of Revenues and SG&A sections.
Domestically, our income from operations increased $48.3 million, or 12.0%, to $448.8 million in 2013 from $400.5 million in 2012. Internationally, our income from operations increased $18.5 million, or 27.1%, to $86.8 million in 2013 from $68.3 million in 2012. Expenses for Acquisition-related items decreased by $9.2 million in 2013 when compared to 2012.
Net Interest Expense: Net interest expense increased to $54.9 million during 2013 from $51.3 million during 2012 due to higher average borrowing costs in the U.S. caused by the full year impact of the fixed rate private placement borrowings for 2013 which we entered into in December 2012 (see Liquidity and Capital Resources section below), and increased borrowings and higher interest costs in Latin America.
Income Tax Expense: Income tax expense increased to $164.7 million during 2013 from $147.3 million during 2012. The effective tax rates for the years 2013 and 2012 were 34.5% and 35.3%, respectively. The decrease in the current year tax rate is primarily related to a reduction of international statutory rates, most notably in the United Kingdom, and to a decrease in our tax accrual for unrecognized tax benefits due to the expiration of statute of limitations.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Highlights for the year ended December 31, 2012 included the following:

•	revenues grew to $1.91 billion, a 14.1% increase over $1.68 billion in 2011;

•	gross margins decreased to 44.8% in 2012 from 45.4% in 2011;

•	operating income was $468.8 million, a 10.5% increase from $424.3 million for 2011;

•
we incurred $24.9 million in pre-tax expenses related to acquisitions, litigation settlement, restructuring and plant closure costs, loss on sale of business, and changes in fair value of contingent consideration;

•	we incurred $4.9 million in integration expenses related to acquisitions;

•	cash flow from operations was $387.4 million.
The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2012		2011
	$	%	$	%
Revenues	$1,913,149	100.0	$1,676,048	100.0
Cost of revenues	1,011,081	52.8	874,115	52.1
Depreciation—cost of revenues	44,631	2.3	41,135	2.5
Restructuring costs	132	—	54	—
Total cost of revenues	1,055,844	55.2	915,304	54.6
Gross profit	857,305	44.8	760,744	45.4
Selling, general and administrative expenses (exclusive of items shown below)	327,131	17.1	291,468	17.4
Acquisition expenses	7,920	0.4	16,704	1.0
Change in fair value of contingent consideration	752	—	(7,221)	(0.4)
Integration expenses	4,896	0.3	4,346	0.3
Restructuring and plant closure costs	5,201	0.3	5,021	0.3
Litigation settlement	6,050	0.3	1,185	0.1
Loss on sale of business	4,867	0.3	19	—
Total SG&A expenses (exclusive of depreciation and amortization shown below)	356,817	18.7	311,522	18.6
Depreciation—SG&A	9,598	0.5	8,642	0.5
Amortization	22,054	1.2	16,269	1.0
Income from operations	468,836	24.5	424,311	25.3
Net interest expense	51,270	2.7	48,632	2.9
Income tax expense	147,256	7.7	134,981	8.1
Net income	269,941	14.1	237,343	14.2
Less: net income attributable to noncontrolling interests	1,945	0.1	2,592	0.2
Net income attributable to Stericycle, Inc.	$267,996	14.0	$234,751	14.0
Earnings per share—Diluted	$3.08		$2.69
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
International gross margin decreased to 34.3% during 2012 compared to 34.8% in 2011, primarily due to acquisitions with lower margins being consolidated. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative, Depreciation and Amortization Expenses: Excluding the effect of Acquisition-related Items, depreciation, and amortization expenses, our SG&A expenses increased $35.6 million, or 12.2%, to $327.1 million in 2012 from $291.5 million in 2011 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenues, these costs decreased by 0.3% in 2012 compared to 2011. Depreciation expense as a percentage of revenues was 0.5% in both 2012 and 2011. Amortization expense as a percentage of revenues increased to 1.2% in 2012 from 1.0% in 2011.
Domestically, SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $20.0 million, or 9.2%, to $237.4 million in 2012 from $217.4 million in 2011. As a percentage of revenues, SG&A was lower at 17.3% in 2012 compared to 17.9% in 2011. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1% in 2012.
Internationally, SG&A expenses, excluding Acquisition-related Items, depreciation, and amortization expenses, increased $15.6 million, or 21.1%, in 2012 to $89.7 million from $74.1 million in 2011. As percentage of revenues, SG&A was at 16.5% in 2012 compared to 16.0% in 2011. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.3% in 2012.
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
Interest Expense and Interest Income: Interest expense increased to $51.7 million in 2012 from $49.4 million in 2011 due to a higher rate on our outstanding revolver borrowings. Interest income was $0.4 million in 2012 and $0.8 million in 2011.
Income Tax Expense: Income tax expense increased to $147.3 million in 2012 from $135.0 million in 2011. The effective tax rates for the years 2012 and 2011 were approximately 35.3% and 36.3%, respectively, primarily related to lower international tax rates.
Liquidity and Capital Resources:
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At December 31, 2013, we were in compliance with all of our financial debt covenants.
As of December 31, 2013, we had $272.4 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $125.4 million. We also had $155.0 million committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2013 was $572.6 million. At December 31, 2013, our interest rates on borrowings under our revolving credit facility were as follows:

•	For short-term borrowing (less than two weeks): Federal funds rate plus 0.5%, the prime rate or the Euro Currency rate plus 1%, whichever is higher, and a spread of 0.025% plus a 0.225% facility fee.

•	For borrowing greater than two weeks: LIBOR plus 1.025% plus a 0.225% facility fee.
The weighted average rate of interest on the unsecured revolving credit facility was 1.60% per annum, which includes the 0.225% facility fee at December 31, 2013.
As of December 31, 2013, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15, and October 15, beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.
As of December 31, 2013, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears on April 15, and October 15, beginning on April 15, 2011, and principal is payable at the maturity of the notes on October 15, 2017 in the case of the seven-year notes, and October 15, 2020 in the case of the 10-year notes.
As of December 31, 2013, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12, and December 12, beginning on June 12, 2013, and principal is payable at the maturity of the notes on December 12, 2019 in the case of the seven-year notes, and December 12, 2022 in the case of the 10-year notes.
At December 31, 2013, we had $252.2 million in promissory notes issued in connection with acquisitions during 2004 through 2013, $149.1 million in foreign subsidiary bank debt outstanding, and $7.3 million in capital lease obligations.
Working Capital: At December 31, 2013, our working capital increased by $13.9 million to $124.1 million compared to $110.2 million at December 31, 2012.
Current assets increased by $93.8 million. Net accounts receivable (inclusive of acquisitions) increased by $66.8 million. Days sales outstanding (“DSO”) was calculated at 63 days at December 31, 2013 and 59 days at December 31, 2012, which was affected by acquired receivables. Cash and cash equivalents at December 31, 2013 included $22.7 million, offset by an equivalent amount in other current liabilities, that is to be used for recalled product reimbursement. Current liabilities increased by $79.9 million in 2013, primarily related to an increase to the short term portion of our acquisition notes and foreign bank debt, and product reimbursement liability.
Net Cash Provided or Used: Net cash provided by operating activities increased $16.0 million, or 4.1%, to $403.5 million during 2013 from $387.4 million in 2012. Cash provided by operations as a ratio to net income in 2013 and 2012, was 129% and 144%, respectively.
Net cash used in investing activities during 2013 was $235.0 million compared to $288.9 million used in 2012. We used $62.4 million less in funds to acquire new businesses in 2013. Our capital expenditures increased by $7.9 million in 2013, and as a percentage of revenues stayed at 3.4% in both 2013 and 2012.
Net cash used in financing activities was $136.0 million during 2013 compared to $91.5 million in 2012. We had share repurchases of $163.7 million in 2013 compared to $48.0 million in 2012, an increase of $115.7 million. In 2013, we had $44.7 million of net borrowings on our senior credit facility compared to $54.3 million of net repayments which includes $250.0 million of proceeds from private placements in 2012.
Contractual Obligations
The following table summarizes our significant contractual obligations and cash commitments as of December 31, 2013:

Payments due by period (dollars in thousands)
		Total	2014	2015-2016	2017-2018	2019 and After
Long-term debt	(1)	$1,624,625	$190,823	$627,576	$270,798	$535,428
Capital lease obligations	(1)	8,315	3,991	3,521	414	389
Operating leases		272,714	66,289	102,536	63,470	40,419
Purchase obligations		9,153	5,212	3,898	43	—
Other long-term liabilities	(1)(2)	2,985	563	1,367	—	1,055
Total contractual cash obligations		$1,917,792	$266,878	$738,898	$334,725	$577,291

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

At December 31, 2013, we had $155.0 million in stand-by letters of credit issued.
We anticipate that our operating cash flow, together with borrowings under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.
Guarantees and loans: Shiraishi-Sogyo Co. Ltd. (“Shiraishi”) is an unrelated party in Japan that is expanding its medical waste management business. We have guaranteed Shiriashi’s loan of $4.7 million borrowed from JPMorganChase Bank N.A. which is currently due on May 31, 2014. Based on information currently available, we have concluded the guarantee is not probable of being called and, therefore, we have not recorded any contingent liability relating to this guarantee. We have also extended non-interest bearing loans to Shiraishi for approximately $15.5 million due April 18, 2018, which are reflected in the Consolidated Balance Sheet as part of long term "Other assets" at December 31, 2013 and 2012. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed to the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.2 million on a pre-tax basis.
We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes. We do not hedge these items to manage the exposure.
We have exposure to foreign currency fluctuations. We have subsidiaries in eleven foreign countries whose functional currency is the local currency. We have operations in Argentina that has seen an erosion of the value of the Argentine Peso when compared to the U.S. Dollar. We translate results of operations of our international operations using an average exchange rate. Changes in foreign currency exchange rates could unfavorably impact our consolidated results of operations.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control—Integrated Framework.
Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2013.
The Company’s independent registered public accounting firm has issued an opinion on the Company’s internal control over financial reporting. That report appears on page 32.

Stericycle, Inc.
Lake Forest, IL
February 28, 2014

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries
We have audited Stericycle, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Stericycle, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stericycle, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc. and Subsidiaries', internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2014

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$61,991	$31,324
Short-term investments	413	503
Accounts receivable, less allowance for doubtful accounts of $19,134 in 2013 and $19,443 in 2012	388,996	322,246
Deferred income taxes	18,031	22,995
Prepaid expenses	28,379	27,042
Other current assets	37,279	37,176
Total Current Assets	535,089	441,286
Property, plant and equipment, net	358,967	335,870
Goodwill	2,231,582	2,065,103
Intangible assets, less accumulated amortization of $88,098 in 2013 and $64,215 in 2012	720,035	667,471
Other assets	37,124	37,008
Total Assets	$3,882,797	$3,546,738
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$150,380	$87,781
Accounts payable	89,146	80,886
Accrued liabilities	107,445	115,992
Deferred revenues	18,826	18,095
Other current liabilities	45,211	28,306
Total Current Liabilities	411,008	331,060
Long-term debt, net of current portion	1,280,663	1,268,303
Deferred income taxes	396,119	359,780
Other liabilities	27,469	30,272
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,500,037 issued and outstanding in 2013 and 85,987,883 issued and outstanding in 2012)	855	860
Additional paid-in capital	195,110	116,720
Accumulated other comprehensive loss	(56,468)	(39,064)
Retained earnings	1,610,964	1,463,277
Total Stericycle, Inc.’s Equity	1,750,461	1,541,793
Noncontrolling interest	17,077	15,530
Total Equity	1,767,538	1,557,323
Total Liabilities and Equity	$3,882,797	$3,546,738
The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data
	Years Ended December 31,
	2013	2012	2011
Revenues	$2,142,807	$1,913,149	$1,676,048
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	1,128,170	1,011,213	874,169
Depreciation - cost of revenues	50,003	44,631	41,135
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	390,610	356,817	311,522
Depreciation – selling, general and administrative expenses	11,338	9,598	8,642
Amortization	27,067	22,054	16,269
Total Costs and Expenses	1,607,188	1,444,313	1,251,737
Income from Operations	535,619	468,836	424,311
Other Income (Expense):
Interest income	294	404	799
Interest expense	(55,243)	(51,674)	(49,431)
Other expense, net	(2,924)	(369)	(3,355)
Total Other Expense	(57,873)	(51,639)	(51,987)
Income Before Income Taxes	477,746	417,197	372,324
Income Tax Expense	164,662	147,256	134,981
Net Income	$313,084	$269,941	$237,343
Less: Net Income Attributable to Noncontrolling Interests	1,712	1,945	2,592
Net Income Attributable to Stericycle, Inc.	$311,372	$267,996	$234,751
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$3.62	$3.14	$2.75
Diluted	$3.56	$3.08	$2.69
Weighted Average Number of Common Shares Outstanding:
Basic	85,902,550	85,401,365	85,467,421
Diluted	87,391,988	87,018,473	87,367,712
The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands
	Years Ended December 31,
	2013	2012	2011
Net Income	$313,084	$269,941	$237,343

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	(19,160)	6,801	(32,893)
Amortization of cash flow hedge into income, net of tax ($200, $216, and $218) for the years ended December 31, 2013, 2012 and 2011, respectively)	314	339	341
Change in fair value of cash flow hedge, net of tax ($0, $193, and $0) for the years ended December 31, 2013, 2012 and 2011, respectively)	—	289	—
Total Other Comprehensive Income/ (Loss)	(18,846)	7,429	(32,552)

Comprehensive Income	294,238	277,370	204,791
Less: Comprehensive Income Attributable to Noncontrolling Interests	270	2,454	(845)
Comprehensive Income Attributable to Stericycle, Inc.	$293,968	$274,916	$205,636
The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$313,084	$269,941	$237,343
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	17,457	16,339	15,367
Excess tax benefit of stock options exercised	(17,153)	(30,161)	(17,410)
Depreciation	61,341	54,229	49,777
Amortization	27,067	22,054	16,269
Deferred income taxes	30,930	22,678	31,837
Loss on sale of business	—	4,867	19
Change in fair value of contingent consideration	(2,278)	752	(7,221)
Other, net	3,381	1,677	5,253
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(54,767)	(4,329)	(31,821)
Accounts payable	7	406	(9,132)
Accrued liabilities	4,547	24,537	36,289
Deferred revenues	(1,319)	931	(1,997)
Other assets and liabilities	21,170	3,527	(18,469)
Net cash provided by operating activities	403,467	387,448	306,104
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(161,936)	(224,367)	(469,209)
Proceeds from/ (purchase of) short-term investments	73	(89)	15,942
Proceeds from sale of business and other assets	—	764	2,371
Capital expenditures	(73,109)	(65,236)	(53,301)
Net cash used in investing activities	(234,972)	(288,928)	(504,197)
FINANCING ACTIVITIES:
Repayment of long-term debt and other obligations	(88,507)	(102,932)	(65,546)
Borrowings on foreign bank debt	218,968	98,620	42,178
Repayments on foreign bank debt	(201,967)	(69,454)	(16,168)
Borrowings on senior credit facility	1,029,718	863,286	1,643,458
Repayments on senior credit facility	(984,979)	(1,167,595)	(1,372,631)
Proceeds from private placement of long-term note	—	250,000	—
Payments of deferred financing costs	—	(956)	(3,740)
Payments on capital lease obligations	(4,024)	(3,192)	(3,333)
Purchase and cancellation of treasury stock	(163,700)	(48,028)	(124,056)
Proceeds from issuance of common stock	42,345	64,461	31,286
Excess tax benefit of stock options exercised	17,153	30,161	17,410
Payments to noncontrolling interests	(1,026)	(5,897)	(10,986)
Net cash used in financing activities	(136,019)	(91,526)	137,872
Effect of exchange rate changes on cash and cash equivalents	(1,809)	1,819	3,456
Net increase/ (decrease) in cash and cash equivalents	30,667	8,813	(56,765)
Cash and cash equivalents at beginning of period	31,324	22,511	79,276
Cash and cash equivalents at end of period	$61,991	$31,324	$22,511

NON-CASH ACTIVITIES:
Issuance of obligations for acquisitions	$100,101	$97,541	$57,560
Issuance of obligations for noncontrolling interests	6,119	8,197	779
The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2013, 2012 and 2011

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	85,242	$852	$46,945	$1,017,497	$(16,869)	$31,925	$1,080,350
Net income				$234,751		2,592	237,343
Currency translation adjustment					(29,456)	(3,437)	(32,893)
Change in qualifying cash flow hedge, net of tax					341		341
Issuance of common stock for exercise of options and employee stock purchases	1,016	11	36,394				36,405
Purchase/ cancellation of treasury stock	(1,562)	(16)	(115,095)	$(8,945)			(124,056)
Stock compensation expense			15,367				15,367
Excess tax benefit of stock options exercised			17,410				17,410
Noncontrolling interests attributable to acquisitions						10,708	10,708
Reduction to noncontrolling interests due to additional ownership			(1,021)			(10,210)	(11,231)
Reduction to noncontrolling interests due to divestiture						(1,959)	(1,959)
Payments to noncontrolling interests						(534)	(534)
Balance at December 31, 2011	84,696	847	—	1,243,303	(45,984)	29,085	1,227,251
Net income				267,996		1,945	269,941
Currency translation adjustment					6,292	509	6,801
Change in qualifying cash flow hedge, net of tax					628		628
Issuance of common stock for exercise of options and employee stock purchases	1,855	19	68,444				68,463
Purchase/ cancellation of treasury stock	(563)	(6)	—	(48,022)			(48,028)
Stock compensation expense			16,339				16,339
Excess tax benefit of stock options exercised			30,161				30,161
Noncontrolling interests attributable to acquisitions						4,386	4,386
Reduction to noncontrolling interests due to additional ownership			1,958			(19,997)	(18,039)
Payments to noncontrolling interests			(182)			(398)	(580)
Balance at December 31, 2012	85,988	860	116,720	1,463,277	(39,064)	15,530	1,557,323
Net income				311,372		1,712	313,084
Currency translation adjustment					(17,718)	(1,442)	(19,160)
Change in qualifying cash flow hedge, net of tax					314		314
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	973	10	47,991				48,001
Purchase/ cancellation of treasury stock	(1,461)	(15)	—	(163,685)			(163,700)
Stock compensation expense			17,457				17,457
Excess tax benefit of stock options exercised			17,153				17,153
Noncontrolling interests attributable to acquisitions						4,211	4,211
Reduction to noncontrolling interests due to additional ownership			(4,211)			(2,926)	(7,137)
Payments to noncontrolling interests						(8)	(8)
Balance at December 31, 2013	85,500	$855	$195,110	$1,610,964	$(56,468)	$17,077	$1,767,538
The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1—DESCRIPTION OF BUSINESS
We were incorporated in 1989 and presently serve a diverse customer base of over 566,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom.
We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 61 processing facilities, the majority of which use autoclave waste processing technology. All of our processing facilities also serve as collection sites. We own or lease 97 additional transfer sites, 10 additional sales/administrative sites, and 52 other service facilities. Internationally, we own or lease 105 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 58 additional transfer sites, 34 additional sales/administrative sites, 18 other service facilities, and we lease two landfills.
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services.
The regulated solutions we provide include: medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, hazardous waste disposal, and medical safety products. Our compliance solutions include: training, consulting, inbound/outbound communications, data reporting, and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
We have 8,376 employees in the United States, of which 424 are covered by collective bargaining agreements. Internationally, we have 6,548 employees, of which approximately 1,940 are covered by collective bargaining agreements, primarily in Latin America.
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
In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of December 31, 2013 and 2012 and the results of our operations, our cash flows, and our statement of changes in equity for the three years ended December 31, 2013, 2012 and 2011. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of filing this Annual Report on Form 10-K.

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation. The following reclassifications were made to our 2012 balance sheet and to our 2012 and 2011 statements of cash flows:

•	related to product reimbursement liabilities

▪	in our balance sheet as of December 31, 2012, $12.7 million was reclassified from accrued liabilities to other current liabilities;

▪	in our statement of cash flows for 2012, $1.2 million was reclassified within operating activities from accrued liabilities to other assets and liabilities;

▪	in our statement of cash flows for 2011, $18.0 million was reclassified within operating activities from accrued liabilities to other assets and liabilities.

•	other reclassifications

▪	in our balance sheet as of December 31, 2012, $6.7 million was reclassified from accrued liabilities to accounts payable;

▪
in our statement of cash flows for 2012, $0.5 million was reclassified within operating activities from accrued liabilities to accounts payable; $5.3 million was reclassified from investing activities to financing activities related to purchases of additional noncontrolling interests;

▪
in our statement of cash flows for 2011, $3.4 million was reclassified within operating activities from accrued liabilities to accounts payable; $10.5 million was reclassified from investing activities to financing activities related to purchases of additional noncontrolling interests.

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
Revenue Recognition:
Revenues for our regulated waste management services, other than our compliances services such as Steri-Safe, are recognized at the time of waste collection. Our compliance service revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Charges related to international value added tax (“VAT”) and other similar pass through taxes are not included as revenue.
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

Property, Plant and Equipment:
Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	5 to 50 years
Machinery and equipment	3 to 30 years
Containers	2 to 20 years
Vehicles	2 to 7 years
Office equipment and furniture	2 to 15 years
Software	2 to 7 years
Our containers have a weighted average remaining useful life of 12.5 years.
Acquisition Accounting:
Acquisition accounting requires us to recognize assets and liabilities at their fair value. The process of determining fair value requires time to complete therefore we will make some estimates at the time of acquisition. These estimates are primarily for amortizable intangibles, and if appropriate, an associated deferred tax liability. These estimates are based on historical experience and allow us to recognize amortization expense until the final valuation is complete.
Goodwill and Identifiable Intangibles:
Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 25.6 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 3.9 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.7 years. We have license agreements with useful life of 5 years, with a weighted average remaining useful life of 1.9 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized.
Valuation of our intangible customer relationships and permits is derived using a discounted income and cost savings approach. Financial information such as revenues, costs, assets and liabilities, and other assumptions related to the intangible asset are input into a standard valuation model to determine a stream of income attributable to that intangible. The income stream is then discounted to the present to arrive at a valuation. We perform annual impairment tests on our indefinite lived intangible assets.
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
Amortizable identifiable intangible assets, such as customer relationships, tradenames and covenants not-to-compete, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our customer relationships have between 14 and 40 year lives based on the specific type of relationship. The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows (see Note 11 - Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements).
Share Repurchases:
Purchase price over par value for share repurchases are allocated to retained earnings.
Income Taxes:
Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Interest and penalties accrued related to unrecognized tax benefits are recognized as a component of income tax expense.
Accounts Receivable:
Accounts receivable consist of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than approximately 2% of our accounts receivable. Bad debt expense was $4.8 million, $4.6 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Financial Instruments:
Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. At December 31, 2013, the fair value of the Company’s debt obligations was estimated at $1.41 billion, compared to a carrying amount of $1.43 billion. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than approximately 2% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of our expectations.
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
Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, accrued liabilities, contingent consideration liabilities, intangible assets amortization expense, and rental payments are based upon foreign exchange rates as of December 31, 2013.
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
Foreign Currency Translation:
Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of Accumulated other comprehensive loss in Stericycle, Inc's equity.
Environmental Matters:
We record a liability for environmental remediation or damages when such liability becomes probable and the costs or damages can be reasonably estimated. We did not have any environmental liabilities recorded at December 31, 2013, nor are we aware of any issues at our facilities that could necessitate environmental remediation.
New Accounting Standards:
Accounting Standards Recently Adopted
Testing Indefinite-Lived Intangible Assets for Impairment
On January 1, 2013, we adopted guidance allowing a company to perform a qualitative assessment in determining whether an indefinite lived intangible asset is impaired. This new guidance is similar to the previously issued guidance allowing a qualitative assessment when performing annual goodwill impairment testing. The guidance also changes when a company should perform an interim period test for impairment, allowing for positive evidence to offset negative evidence when determining whether an interim impairment test is required. The new guidance does not affect the ultimate outcome of an impairment test; therefore there is no impact on our financial statements. We perform our annual test for impairment for indefinite lived intangibles in the fourth quarter.
Accounting Standards Issued But Not Yet Adopted
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July of 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. Both prospective and retrospective application may be applied. This guidance becomes effective for us beginning January 1, 2014, at which time we will apply the guidance on a prospective basis. This update affects presentation only.
NOTE 3 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the years ended December 31, 2013, 2012 and 2011:

Acquisition Locations	2013	2012	2011
United States	13	17	21
Argentina	3	1	1
Brazil	2	1	4
Canada	3	—	2
Chile	1	3	1
Ireland	—	—	1
Japan	3	1	3
Mexico	1	2	—
Portugal	2	1	1
Romania	6	2	6
Spain	3	8	2
United Kingdom	12	5	3
Total	49	41	45
During 2013, we completed 49 acquisitions, of which 13 were domestic and 36 were international businesses. Domestically, we acquired the selected assets of eleven regulated waste businesses, one communication services business, and 100% of the stock of another communication solutions business.
Internationally, in Argentina, we acquired 100% of the stock of two regulated waste businesses and selected assets of one regulated waste business. In Brazil, we acquired 100% of the stock of one regulated waste business and 70% of another regulated waste business. In Canada, we acquired 100% of the stock of two regulated waste businesses and selected assets of one communication solution business. In Chile, we acquired 100% of the stock of one regulated waste business. In Japan, we acquired selected assets of three regulated waste businesses. In Mexico, we acquired 51% stock of a regulated waste business. In Portugal, we acquired 100% of the stock of one regulated waste business and selected assets of another regulated waste business. In Romania, we acquired 100% of the stock of two regulated waste businesses and selected assets of four regulated waste businesses. In Spain, we acquired 100% of the stock of two regulated waste business and selected assets of another regulated waste business. In the United Kingdom, we acquired 100% of the stock of seven regulated waste businesses, one recall and returns business, two communication solutions businesses, and selected assets of two regulated waste businesses.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the years ended December 31, 2013, 2012 and 2011:

In thousands
	2013	2012	2011
Cash	$161,936	$224,367	$469,209
Promissory notes	64,581	70,670	38,461
Deferred consideration	31,149	17,681	11,695
Contingent consideration	4,371	9,190	7,404
Total purchase price	$262,037	$321,908	$526,769
For financial reporting purposes our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the twelve months ended December 31, 2013, we recognized a net increase in goodwill of $179.8 million excluding the effect of foreign currency translation (see Note 11 - Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements). A net increase of $61.8 million was assigned to our United States reportable segment, and $118.0 million was assigned to our International reportable segment. Approximately $84.6 million of the goodwill recognized during the twelve months ended December 31, 2013 will be deductible for income taxes.
During the twelve months ended December 31, 2013, we recognized a net increase in intangible assets of $92.4 million, excluding the effect of foreign currency translation. The changes include $77.9 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years, $7.9 million in permits with indefinite lives, $5.8 million in tradename with indefinite life, $0.3 million in tradenames with amortizable lives of 10 to 20 years, and $0.5 million in non-competes with amortizable lives of 3 to 5 years.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the years ended December 31, 2013, 2012 and 2011:

In thousands
	2013	2012	2011
Fixed assets	$15,582	$30,426	$29,897
Intangibles	92,398	150,149	206,775
Goodwill	179,795	147,156	342,486
Net other assets/ (liabilities)	(20)	23,102	19,996
Debt	(7,512)	(4,353)	(1,240)
Net deferred tax liabilities	(13,995)	(20,186)	(60,437)
Noncontrolling interests	(4,211)	(4,386)	(10,708)
Total purchase price allocation	$262,037	$321,908	$526,769
During the twelve months ended December 31, 2013, 2012 and 2011 the Company incurred $10.3 million, $7.9 million and $16.7 million, respectively, of acquisition related expenses. These expenses are included with with “Selling, general and administrative expenses” (“SG&A”) on our Consolidated Statements of Income.
The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. Because we integrate acquisitions into our current structure in order to achieve cost synergies, the effect of acquisitions on net income is not practical to estimate. The 2013 estimated impact to revenues of these acquisitions was $56.8 million. The estimated annualized revenues from these acquisitions were approximately $154.3 million. The following consolidated pro forma information on the impact of these acquisitions to our consolidated revenues is based on the assumption that these acquisitions all occurred on January 1, 2013 and 2012.

In thousands
	Years Ended December 31,
	2013	2012
Revenues	2,240,302	2,010,644
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

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$61,991	$61,991	$—	$—
Short-term investments	413	413	—	—
Total assets	$62,404	$62,404	$—	$—
Liabilities:
Contingent consideration	$12,527	$—	$—	$12,527
Total liabilities	$12,527	$—	$—	$12,527

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$31,324	$31,324	$—	$—
Short-term investments	503	503	—	—
Total assets	$31,827	$31,827	$—	$—
Liabilities:
Contingent consideration	$18,511	$—	$—	$18,511
Total liabilities	$18,511	$—	$—	$18,511
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $12.5 million (of which $9.2 million is classified as current liabilities at December 31, 2013), and $18.5 million at December 31, 2012. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually acquisition targets for revenues or earnings. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $16.0 million at December 31, 2013. Contingent consideration liabilities are reassessed each quarter and are reflected in the Consolidated Balance Sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2012	$18,511
Increases due to acquisitions	4,371
Increase due to additional ownership of noncontrolling interests	4,006
Decrease due to payments	(11,068)
Changes due to currency fluctuations	(1,015)
Changes in fair value reflected in Selling, general, and administrative expenses	(2,278)
Contingent consideration at December 31, 2013	$12,527
Fair Value of Debt: At December 31, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.43 billion. At December 31, 2012, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.39 billion compared to a carrying amount of $1.36 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
There were no movements of items between fair value hierarchies.

NOTE 5—INCOME TAXES
The U.S. and International components of income before income taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011:

In thousands
	2013	2012	2011
United States	$407,315	$357,076	$307,909
International	70,431	60,121	64,415
Total income before income taxes	$477,746	$417,197	$372,324
Significant components of our income tax expense for the years ended December 31, 2013, 2012 and 2011 are as follows:

In thousands
	2013	2012	2011
Current
United States - federal	$103,751	$95,864	$99,481
United States - state and local	11,683	14,034	10,205
International	24,486	17,192	11,906
	139,920	127,090	121,592
Deferred
United States - federal	31,808	25,028	7,690
United States - state and local	5,510	3,881	2,589
International	(10,246)	(8,743)	4,879
International - changes in statutory rates	(2,330)	—	(1,769)
	24,742	20,166	13,389
Total provision	$164,662	$147,256	$134,981
A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	2.3%	2.9%	2.2%
Foreign tax rates	(0.8)%	(1.2)%	(1.6)%
Other	(2.0)%	(1.4)%	0.7%
Effective tax rate	34.5%	35.3%	36.3%
Cash payments for income taxes were $102.1 million, $104.7 million and $76.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our deferred tax liabilities and assets as of December 31, 2013 and 2012 were as follows:

In thousands
	2013	2012
Deferred tax liabilities:
Property, plant and equipment	$(43,280)	$(37,112)
Goodwill and intangibles	(387,942)	(357,453)
Total deferred tax liabilities	(431,222)	(394,565)
Deferred tax assets:
Accrued liabilities	20,415	24,251
Other	25,625	23,896
Net operating tax loss carry-forwards	8,097	12,973
Less: valuation allowances	(1,122)	(3,340)
Total deferred tax assets	53,015	57,780
Net deferred tax liabilities	$(378,207)	$(336,785)
At December 31, 2013, net operating loss carry-forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry-forwards related to our acquisitions. The net operating loss carry-forwards from foreign and domestic acquisitions are approximately $21.8 million and certain of these net operating loss carry-forwards begin to expire in 2016. The tax benefit of these net operating losses is approximately $8.1 million at December 31, 2013, on which a valuation allowance of $1.1 million was recorded offsetting such tax benefit. The valuation allowance primarily relates to loss carry-forwards for which limitations are in place and utilization before their expiration is uncertain. During 2013, we reversed valuation allowances previously recorded in Japan, because net operating tax loss carry-forwards are now considered more likely than not to be realized. Other changes in our valuation allowance during 2013 were not material.
Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. The cumulative amounts of such earnings are $372.7 million at December 31, 2013, and it is not practicable to estimate the amount of tax that may be payable upon distribution assuming repatriation.
On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. Taxpayers may elect to apply them to tax years beginning on or after January 1, 2012. We have elected to implement this regulation as of January 1, 2013, which resulted in an immaterial reduction to our current year tax expense.
We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2010. In 2013 the Internal Revenue Service commenced an audit of our 2010 Corporate Income Tax return. That audit is still active at the date of this filing and we expect no material changes as a result of the examination.
The Company has recorded accruals to cover certain unrecognized tax positions. Such unrecognized tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for unrecognized tax positions as deemed necessary. The estimated amount of liability associated with the Company’s unrecognized tax positions that may significantly increase or decrease within the next twelve months cannot be reasonably estimated.

The total amount of unrecognized tax positions as of December 31, 2013 is $14.9 million. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $14.9 million. We recognized interest and penalties accrued related to income tax reserves in the amount of $0.4 million and $0.3 million, for the years ended December 31, 2013 and 2012, respectively, as a component of income tax expense.
The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2013 and 2012:

In thousands
Unrecognized tax positions, December 31, 2011	$10,772
Gross increases - tax positions in prior period	2,284
Gross decreases - tax positions in prior period	—
Gross increases - current period tax positions	4,119
Settlement	—
Lapse of statute of limitations	(1,071)
Unrecognized tax positions, December 31, 2012	$16,104
Gross increases - tax positions in prior period	267
Gross decreases - tax positions in prior period	(1,129)
Gross increases - current period tax positions	2,514
Settlement	—
Lapse of statute of limitations	(2,846)
Unrecognized tax positions, December 31, 2013	$14,910
NOTE 6 – STOCK BASED COMPENSATION
At December 31, 2013, we had the following stock option and stock purchase plans:

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006; and

•	the Employee Stock Purchase Plan (“ESPP”), which our stockholders approved in May 2001.
The 2011 Incentive Stock Plan authorizes awards of stock options, stock appreciation rights, restricted stock, and restricted stock units for a total of 3,000,000 shares; the 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, and restricted stock units for a total of 3,500,000 shares; the 2005 Plan authorizes awards of stock options and stock appreciation rights for a total of 4,800,000 shares; the 2000 Plan authorizes stock option grants for a total of 7,000,000 shares; the 1997 Plan authorized stock option grants for a total of 6,000,000 shares; and the Directors Plan authorized stock option grants for a total of 2,340,000 shares.
In terms of the stock options authorized, the 2011 Plan, 2008 Plan, and the 2005 Plan provide for the grant of non-statutory stock options (“NSOs”) and incentive stock options (“ISOs”) intended to qualify under section 422 of the Internal Revenue Code; the 2000 Plan provides for the grant of NSOs; the 1997 Plan provided for the grant of NSOs and ISOs; and the Directors Plan provided for the grant of NSOs.
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
As of December 31, 2013, we reserved the following shares for issuance, consisting of both shares available for awards under the 2011 Plan, 2008 Plan, 2005 Plan, 2000 Plan, and 1997 Plan and shares issuable under outstanding stock option grants and restricted stock unit awards:

1996 Directors Plan shares	28,744
1997 Plan shares	3,384
2000 Plan shares	135,117
2005 Plan shares	1,843,929
2008 Plan shares	3,045,598
2011 Plan shares	3,000,000
Total shares reserved	8,056,772
Employee Stock Purchase Plan:
In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan ("ESPP"), which our stock holders approved in May 2001, and was made effective as of July 1, 2001. The ESPP authorizes 900,000 shares of our common stock, which substantially most employees may purchase through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period. During 2013, 2012 and 2011, 52,956 shares, 56,362 shares and 53,213 shares respectively, were issued through the ESPP.
Stock Based Compensation Expense:
During 2013, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value determined in accordance with the provisions of FASB accounting standards for share-based payments.
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Consolidated Statements of Income:

In thousands
	Years Ended December 31,
	2013	2012	2011
Cost of revenues - stock option plan	$120	$136	$121
Selling, general and administrative - stock option plan	15,212	13,630	13,428
Selling, general and administrative - RSUs	1,116	1,474	811
Selling, general and administrative - ESPP	1,009	1,099	1,007
Total pre-tax expense	$17,457	$16,339	$15,367

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Years Ended December 31,
	2013	2012	2011
Tax benefit recognized in Statement of Income	$4,518	$5,818	$6,091
Excess tax benefit realized	17,153	30,161	17,410
Stock Options:
Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period. Stock option activity for the year ended December 31, 2013, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	5,543,664	$61.69
Granted	1,057,630	97.09
Exercised	(923,688)	48.17
Forfeited	(135,371)	79.22
Canceled or expired	(1,753)	20.60
Outstanding at end of year	5,540,482	$70.29
Exercisable at end of year	2,739,717	$57.35
Vested and expected to vest	4,965,902	$68.16
As of December 31, 2013, there was $27.2 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 1.49 years.
The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the year ended December 31, 2013 and the exercise price associated with the respective option).

In thousands
	2013	2012	2011
Total intrinsic value of options exercised	$55,757	$97,816	$52,939
The total aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2013; this amount changes based on the fair market value of our stock.
The following table sets forth the information related to outstanding and exercisable options for the years ended December 31:

	2013	2012	2011
Weighted average remaining contractual life of outstanding options (in years)	6.60	6.70	6.50
Total aggregate intrinsic value of outstanding options (in thousands)	$254,200	$175,200	$184,300
Weighted average remaining contractual life of exercisable options (in years)	5.30	5.50	5.30
Total aggregate intrinsic value of exercisable options (in thousands)	$161,100	$114,500	$128,900
Options outstanding and exercisable as of December 31, 2013 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$22.110 - $38.565	573,918	2.46	$33.46	565,918	$33.50
$38.905 - $49.760	602,910	4.98	46.79	436,174	46.74
$50.020 - $51.550	744,346	6.09	51.53	401,501	51.52
$51.750 - $58.820	563,083	4.57	54.44	550,667	54.43
$58.900 - $84.910	176,926	7.32	77.06	119,462	78.54
$85.000 - $85.000	768,426	7.11	85.00	321,318	85.00
$85.020 - $86.020	13,850	8.11	85.50	2,450	85.55
$86.240 - $86.240	862,195	8.12	86.24	187,983	86.24
$86.830 - $95.030	211,946	8.08	90.48	115,370	88.85
$95.870 - $119.190	1,022,882	9.16	97.14	38,874	96.56
$22.110 - $119.190	5,540,482	6.58	$70.29	2,739,717	$57.35
The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Years Ended December 31,
	2013	2012	2011
Stock options granted (shares)	1,057,630	1,142,205	1,050,226
Weighted average fair value at grant date	$22.02	$20.14	$21.07
Expected term (in years)	5.81	6.00	5.75
Expected volatility	27.03%	27.87%	27.42%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.00%	1.05%	2.21%
Restricted Stock Units:
Restricted stock units ("RSUs") vest at the end of three or five years, and our 2008 and 2011 Plans include a share reserve related to RSUs granted at a 2-1 ratio. The following table sets forth the information related to RSUs for the years ended December 31:

	2013	2012	2011
Total aggregate intrinsic value of outstanding units (in thousands)	$8,185	$6,362	$2,707
Per share fair value of units granted	96.40	86.24	85.00

A summary of the status of our non-vested RSUs and changes during the year 2013 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	68,202	$79.45
Granted	17,900	96.40
Vested and released	(12,750)	51.65
Forfeited	(2,895)	90.75
Non-vested at end of year	70,457	$88.32

As of December 31, 2013, there was $3.6 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.62 years. The fair value of units that vested during the years ended December 31, 2013 and 2012 was $1.2 million and $0.4 million, respectively. No units vested in 2011.

NOTE 7—PREFERRED STOCK
At December 31, 2013 and 2012, we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.
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
The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Years Ended December 31,
	2013	2012	2011
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$311,372	$267,996	$234,751
Denominator:
Denominator for basic earnings per share-weighted average shares	85,902,550	85,401,365	85,467,421
Effect of diluted securities:
Employee stock options	1,489,438	1,617,108	1,900,291
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	87,391,988	87,018,473	87,367,712
Earnings per share – Basic	$3.62	$3.14	$2.75
Earnings per share – Diluted	$3.56	$3.08	$2.69

For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation, in the Notes to the Consolidated Financial Statements.
In 2013, 2012 and 2011, options to purchase 846,808 shares, 1,049,707 shares and 879,266 shares, respectively, at exercise prices of $94.76-$119.19, $77.49-$94.76 and $77.00-$94.24 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the changes in the components of accumulated other comprehensive income for 2013, 2012 and 2011:

In thousands
	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income/ (Loss)
Beginning balance January 1, 2011	$(14,128)	$(2,741)	$(16,869)
Period change	(29,456)	341	(29,115)
Ending balance December 31, 2011	$(43,584)	$(2,400)	$(45,984)
Period change	6,292	628	6,920
Ending balance December 31, 2012	$(37,292)	$(1,772)	$(39,064)
Period change	(17,718)	314	(17,404)
Ending balance December 31, 2013	$(55,010)	$(1,458)	$(56,468)
The tax impact of the unrealized gains/ (losses) on cash flow hedges in accumulated other comprehensive income at December 31, 2013, 2012 and 2011 was $0.2 million, $0.4 million, and $0.2 million, respectively. Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.
NOTE 10—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2013 and 2012 consisted of the following items:

In thousands
	2013	2012
Land	$26,818	$26,198
Building and improvements	113,740	106,388
Machinery and equipment	214,324	200,805
Vehicles	46,579	39,468
Containers	145,273	132,094
Office equipment and furniture	68,005	56,515
Software	25,676	19,495
Construction in progress	41,583	30,925
Total property, plant & equipment	681,998	611,888
Less: accumulated depreciation	(323,031)	(276,018)
Property, plant and equipment, net	$358,967	$335,870

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.
Goodwill
We have two geographical reportable segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since December 31, 2011, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of December 31, 2011	$1,506,416	$407,287	$1,913,703
Goodwill acquired during year	114,931	62,145	177,076
Goodwill allocation adjustments	(5,061)	(24,859)	(29,920)
Sale of business	—	(1,178)	(1,178)
Changes due to currency fluctuation	—	5,422	5,422
Balance as of December 31, 2012	1,616,286	448,817	2,065,103
Goodwill acquired during year	57,250	116,534	173,784
Goodwill allocation adjustments	4,541	1,470	6,011
Changes due to currency fluctuation	—	(13,316)	(13,316)
Balance as of December 31, 2013	$1,678,077	$553,505	$2,231,582
Current year adjustments to goodwill for certain 2012 acquisitions are primarily due to the finalization of intangible asset valuations.
During the quarter ended June 30, 2013, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services. We calculate the fair value of our reporting units using an income method and validate those results using a market approach. Both the income and market approaches indicated no impairment to goodwill to any of our three reporting units.
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
Other Intangible Assets
As of December 31, 2013 and 2012 the values of other intangible assets were as follows:

In thousands
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$9,405	$5,366	$4,039	$10,993	$5,843	$5,150
Customer relationships	670,889	81,271	589,618	602,095	57,236	544,859
Tradenames	5,283	1,031	4,252	4,922	712	4,210
License agreements	611	416	195	720	420	300
Other	91	14	77	89	4	85
Indefinite lived intangibles:
Operating permits	116,054	—	116,054	112,867	—	112,867
Tradenames	5,800	—	5,800	—	—	—
Total	$808,133	$88,098	$720,035	$731,686	$64,215	$667,471
In 2013 and 2012, we wrote off $2.9 million and $1.7 million, respectively, for the permit intangibles of facilities due to rationalizing our domestic and international operations. These expenses are reflected as part of "Selling, general and administrative expenses". Under current acquisition accounting, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirers' intended use for those assets. This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets. In 2013, we wrote off $0.4 million of customer relationships due to impairment.
We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year. In 2013 and 2012, we performed our annual permit impairment evaluation and determined that, other than as noted above, there was no impairment.
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 14 to 40 years based upon the type of customer, with a weighted average remaining useful life of 25.6 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 3.9 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.7 years. We have license agreements with useful life of 5 years, with a weighted average remaining useful life of 1.9 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the years ended ended December 31, 2013, 2012 and 2011, the aggregate amortization expense was $27.1 million, $22.1 million and $16.3 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2014	$29,087
2015	28,895
2016	28,548
2017	28,402
2018	28,072
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2013.
NOTE 12—ACCRUED LIABILITIES
Accrued liabilities at December 31, 2013 and 2012 consisted of the following items:

In thousands
	2013	2012
Accrued compensation	$36,210	$38,801
Accrued insurance	29,363	31,146
Accrued taxes	19,538	11,870
Accrued interest	8,593	9,045
Accrued professional services	3,097	6,930
Others	10,644	18,200
Total accrued liabilities	$107,445	$115,992
NOTE 13 – DEBT
Long-term debt consisted of the following at December 31:

In thousands
	2013	2012
Obligations under capital leases	$7,343	$5,234
$1 billion senior credit facility weighted average rate 1.60%, due in 2016	272,358	225,931
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Acquisition notes weighted average rate of 2.26% and weighted average maturity of 3.6 years	252,195	235,856
Foreign bank debt weighted average rate 8.37% and weighted average maturity of 1.6 years	149,147	139,063
Total debt	1,431,043	1,356,084
Less: current portion of total debt	150,380	87,781
Long-term portion of total debt	$1,280,663	$1,268,303

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2013 are as follows:

In thousands
2014	$146,908
2015	211,744
2016	344,556
2017	204,971
2018	20,688
Thereafter	494,833
$1,423,700
We paid interest of $51.0 million, $47.5 million and $43.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands
	2013	2012
Land	$198	$190
Buildings	550	528
Machinery and equipment	2,262	2,451
Vehicles	10,530	7,377
Office equipment and furniture	—	123
Less: accumulated depreciation	(3,905)	(4,059)
	$9,635	$6,610
Amortization related to these capital leases is included with depreciation expense.
Minimum future lease payments under capital leases are as follows:

In thousands
2014	$3,991
2015	2,448
2016	1,073
2017	374
2018	40
Thereafter	389
Total minimum lease payments	8,315
Less: amounts representing interest	(972)
Present value of net minimum lease payments	7,343
Less: current portion included in other current liabilities	(3,472)
Long-term obligations under capital leases	$3,871
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At December 31, 2013, we were in compliance with all of our financial debt covenants.
As of December 31, 2013 and 2012, we had $155.0 million and $157.6 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of December 31, 2013 and 2012 was $572.6 million and $616.5 million, respectively.
Guarantees and loans
Shiraishi-Sogyo Co. Ltd. (“Shiraishi”) is an unrelated party in Japan that is expanding its medical waste management business. We have guaranteed Shiriashi’s loan of $4.7 million borrowed from JPMorganChase Bank N.A. which is currently due on May 31, 2014. Based on information currently available, we have concluded the guarantee is not probable of being called and, therefore, we have not recorded any contingent liability relating to this guarantee. We have also extended non-interest bearing loans to Shiraishi for approximately $15.5 million due April 18, 2018, which are reflected in the Consolidated Balance Sheet as part of long term "Other assets" at December 31, 2013 and 2012. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed to the Company.
NOTE 14—LEASE COMMITMENTS
We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates over the next 21 years. The leases for most of the properties contain renewal provisions.
Rent expense for 2013, 2012 and 2011 was $92.4 million, $85.5 million and $75.3 million, respectively.
Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2013 for each of the next five years and in the aggregate are as follows:

In thousands
2014	$66,289
2015	56,509
2016	46,027
2017	37,411
2018	26,059
Thereafter	40,419
$272,714
NOTE 15 – PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION
FASB Accounting Standards Codification Topic 280 requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services (“International”). We have aggregated Domestic Regulated and Compliance Services and Domestic Regulated Recall and Returns Management Services into one reportable segment, ("United States"), based on our consideration of the following aggregation criteria:

•	the long term economics

•	the nature of the products and services

•	the nature of the production processes

•	the type or class of customer for their products and services

•	the methods used to distribute their products or provide their services

•	the nature of the regulatory environment.
Management has determined that we have two reportable segments, United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments. Summary information for our reportable segments is as follows:

In thousands
	2013	2012	2011
Revenues:
United States	$1,506,587	$1,370,806	$1,212,111
Europe	341,387	301,615	252,620
Other international countries	294,833	240,728	211,317
Total International	636,220	542,343	463,937
Total	$2,142,807	$1,913,149	$1,676,048
Income before income taxes:
United States	$404,620	$359,748	$316,156
International	73,126	57,449	56,168
Total	$477,746	$417,197	$372,324
Total assets:
United States	$2,537,611	$2,427,297	$2,208,152
International	1,345,186	1,119,441	968,938
Total	$3,882,797	$3,546,738	$3,177,090
Property, Plant and Equipment, net:
United States	$214,810	$207,387	$197,118
Europe	74,915	64,690	52,604
Other international countries	69,242	63,793	44,190
Total International	144,157	128,483	96,794
Total	$358,967	$335,870	$293,912

Revenues are attributable to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.

Detailed information for our United States reportable segment is as follows:

In thousands
	2013	2012	2011
Regulated and compliance services	$1,408,812	$1,254,486	$1,094,928
Recall and returns services	97,775	116,320	117,183
Total revenue	$1,506,587	$1,370,806	$1,212,111
Net interest expense	43,131	41,084	40,048
Income before income taxes	404,620	359,748	316,156
Income taxes	152,874	138,807	119,982
Net income attributable to Stericycle, Inc.	$251,746	$220,941	$196,174

Depreciation and amortization	$50,166	$45,234	$40,689
Capital expenditures	43,442	38,528	36,270

Detailed information for our International reportable segment is as follows:

In thousands
	2013	2012	2011
Regulated and compliance services	$636,220	$542,343	$463,937
Net interest expense	11,818	10,186	8,584
Income before income taxes	73,126	57,449	56,168
Income taxes	11,788	8,449	14,999
Net income	61,338	49,000	41,169
Less: net income attributable to noncontrolling interests	1,712	1,945	2,592
Net income attributable to Stericycle, Inc.	$59,626	$47,055	$38,577

Depreciation and amortization	$38,242	$31,049	$25,357
Capital expenditures	29,667	26,708	17,031
NOTE 16—EMPLOYEE BENEFIT PLAN
We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750 per annum. Our contributions for the years ended December 31, 2013, 2012 and 2011 were approximately $3.0 million, $2.8 million and $2.6 million, respectively.
The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2013, 2012 and 2011, total contributions made by the Company for these plans were approximately $0.9 million, $0.8 million and $0.8 million, respectively.
NOTE 17 – LEGAL PROCEEDINGS
We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.
As we have previously disclosed, we were served on March 12, 2013 with a class action complaint filed in the U.S. District Court for the Western District of Pennsylvania by an individual plaintiff for itself and on behalf of all other “similarly situated” customers of ours. The complaint alleges, among other things, that we imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.
The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act (which the class action complaint describes at some length). The New York investigation arose out of a qui tam (or “whistle blower”) complaint under the federal False Claims Act and comparable state statutes which was filed under seal in the U.S. District Court for the Northern District of Illinois in April 2008 by a former employee of ours. The complaint was filed on behalf of the United States and 14 states and the District of Columbia. On September 4, 2013, we filed our answer to Plaintiff-Relator’s Second Amended Complaint, generally denying the allegations therein. Also, as previously disclosed, Tennessee, Massachusetts, Virginia and North Carolina have issued civil investigative demands to explore the allegations made on their behalf in the qui tam complaint but have not yet decided whether to join the Illinois action.
Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in California, Florida, Illinois and Utah and in state court in California. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation (MDL) granted our Motion to Transfer these related actions to the Northern District of Illinois for centralized pretrial proceedings. On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL action, generally denying the allegations therein.
We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We intend to vigorously defend ourselves against each of these lawsuits.
On May 28, 2013, we received a notice of violation and order to comply from the State of Utah Division of Air Quality alleging violations of certain conditions of the operating permit for our incineration facility in North Salt Lake relating to emissions and emissions testing at the facility. We have subsequently completed testing, in accordance with protocols approved by the Division of Air Quality, that demonstrates that the facility is currently operating in compliance with applicable emissions standards and our permit conditions. We filed a formal response to the notice of violation on September 27, 2013 and remain in discussions with the Division of Air Quality regarding a resolution of this matter.

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2013 and 2012:

In thousands, except per share data
	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013	Year 2013
Revenues	$513,804	$526,525	$534,579	$567,899	$2,142,807
Gross profit	232,094	237,852	241,403	253,285	964,634
Acquisition expenses	(1,803)	(2,324)	(2,111)	(4,037)	(10,275)
Integration expenses	(896)	(1,383)	(1,423)	(2,819)	(6,521)
Change in fair value of contingent consideration	—	122	185	1,971	2,278
Restructuring costs and plant closure expense	—	(104)	(364)	(2,012)	(2,480)
Impairment of intangible assets	—	—	—	(1,405)	(1,405)
Litigation settlement	(106)	2	(12)	(2,120)	(2,236)
Net income attributable to Stericycle, Inc.	74,617	78,044	80,547	78,164	311,372
* Basic earnings per common share	$0.87	$0.91	$0.94	$0.91	$3.62
* Diluted earnings per common share	$0.85	$0.89	$0.92	$0.90	$3.56

In thousands, except per share data
	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Year 2012
Revenues	$460,077	$468,950	$480,484	$503,638	$1,913,149
Gross profit	205,307	209,488	215,554	226,956	857,305
Acquisition expenses	(1,539)	(2,207)	(2,467)	(1,707)	(7,920)
Integration expenses	(1,279)	(1,044)	(1,217)	(1,356)	(4,896)
Change in fair value of contingent consideration	(1,204)	602	11	(161)	(752)
Restructuring costs and plant closure expense	(86)	(1,064)	(2,250)	(1,933)	(5,333)
Litigation settlement	—	—	—	(6,050)	(6,050)
Loss on sale of business	—	—	(4,867)	—	(4,867)
Net income attributable to Stericycle, Inc.	64,857	67,593	65,477	70,069	267,996
* Basic earnings per common share	$0.76	$0.79	$0.76	$0.82	$3.14
* Diluted earnings per common share	$0.75	$0.78	$0.75	$0.80	$3.08

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.
NOTE 19—SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of filing our annual report on Form 10-K. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2011	$10,845	$7,079	$6,807	$(5,826)	$18,905
2012	$18,905	$4,634	$414	$(4,510)	$19,443
2013	$19,443	$4,823	$322	$(5,454)	$19,134

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

In thousands
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2011	$11,973	$(663)	$(7,535)	$3,775
2012	$3,775	$—	$(435)	$3,340
2013	$3,340	$(1,451)	$(767)	$1,122

(2)	Amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.
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
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission’s rules and forms”. Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.
(b) Internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included in Item 8.

(c) Changes in internal controls.
There were no changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2013.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014, to be filed pursuant to Regulation 14A.
The information required by this Item regarding our executive officers is contained under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Report.
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014, to be filed pursuant to Regulation 14A.
We have adopted a code of business conduct that applies to all of our employees. The code of business conduct is available on our website, www.stericycle.com, under “About Us/Our Culture”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our code of conduct by posting such information on our website.
The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections (up to Item 2) in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption “Policy on Related Party Transactions” in Item 1 of our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014, to be filed pursuant to Regulation 14A.
The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent public accountants, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories are:

In thousands
	2013	2012
Audit fees	$1,500	$1,353
Audit-related fees	—	—
Tax fees	210	347
All other fees	—	—
	$1,710	$1,700
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

10.2*	First Amendment, dated as of October 18, 2012, to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K for 2012)
10.3*
Note Purchase Agreement dated as of April 15, 2008 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, Knights of Columbus, Principal Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc. and Modern Woodmen of America, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 18, 2008)

10.4*
Note Purchase Agreement dated as of August 18, 2010 entered into by us, as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to our current report on Form 8-K filed August 27, 2010)

10.5*
Note Purchase Agreement dated as of October 22, 2012 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, ING USA Annuity and Life Insurance Company, ING Life Insurance and Annuity Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Principal Life Insurance Company, Penn Mutual Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Aviva Life and Annuity Company, Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, MONY Life Insurance Company, RiverSource Life Insurance Company (944), RiverSource Life Insurance Co. of New York (904), Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Bureau Life Insurance Company, Woodmen of the World Life Insurance Society, Americo Financial Life & Annuity Insurance Company, American United Life Insurance Company, Ameritas Life Insurance Corp. of New York, Acacia Life Insurance Company, The Union Central Life Insurance Company, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Indemnity Company, Inc, ProAssurance Casualty Company, and State of Wisconsin Investment Board, as purchasers (incorporated by reference to our current report on Form 8-K filed October 26, 2012)

10.6*†
Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.7*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.8*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.9*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.10*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.11*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.12*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.13*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.14*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.15*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.16*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.17*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.18*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.19*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.20*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.21*†	Amendment to 1997 Plan, 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.22*†	2011 Incentive Stock Plan (“2011 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.23*†	Form of agreement for stock option grant under 2005, 2008 and 2011 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.24*†	Form of agreement for restricted stock unit award under 2008 and 2011 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.25†	Bonus conversion program (2014 plan year)	x
10.26†	Form of agreement for stock option grant under bonus conversion program for 2014 plan year	x
10.27*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed November 8, 2013 (Registration No. 333-192235))
10.28*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.29*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2014

STERICYCLE, INC.
(Registrant)
By: /s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Dated: February 28, 2014

Name	Title	Date

/s/ CHARLES A. ALUTTO Charles A. Alutto	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ FRANK J.M. TEN BRINK Frank J.M. ten Brink	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ MARK C. MILLER Mark C. Miller	Executive Chairman of the Board of Directors	February 28, 2014

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	February 28, 2014

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	February 28, 2014

/s/ WILLIAM K. HALL William K. Hall	Director	February 28, 2014

/s/ JONATHAN T. LORD, M.D Jonathan T. Lord, M.D.	Director	February 28, 2014

/s/ JOHN PATIENCE John Patience	Director	February 28, 2014

/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	February 28, 2014

/s/ THOMAS D. BROWN Thomas D. Brown	Director	February 28, 2014

/s/ RONALD G. SPAETH Ronald G. Spaeth	Director	February 28, 2014