Form 10-Q
period 2014-03-31
STERICYCLE INC
filed 2014-05-08
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 2, 2014 there were 84,690,834 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$43,058	$61,991
Short-term investments	353	413
Accounts receivable, less allowance for doubtful accounts of $18,687 in 2014 and $19,134 in 2013	383,304	388,996
Deferred income taxes	14,401	18,031
Prepaid expenses	25,807	28,379
Other current assets	35,963	37,279
Total Current Assets	502,886	535,089
Property, plant and equipment, net	359,329	358,967
Goodwill	2,240,597	2,231,582
Intangible assets, less accumulated amortization of $95,451 in 2014 and $88,098 in 2013	724,978	720,035
Other assets	37,789	37,124
Total Assets	$3,865,579	$3,882,797
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$124,307	$150,380
Accounts payable	94,118	89,146
Accrued liabilities	118,606	107,445
Deferred revenues	21,998	18,826
Other current liabilities	44,152	45,211
Total Current Liabilities	403,181	411,008
Long-term debt, net of current portion	1,246,071	1,280,663
Deferred income taxes	398,909	396,119
Other liabilities	31,871	27,469
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,008,833 issued and outstanding in 2014 and 85,500,037 issued and outstanding in 2013)	850	855
Additional paid-in capital	212,847	195,110
Accumulated other comprehensive loss	(57,128)	(56,468)
Retained earnings	1,611,780	1,610,964
Total Stericycle, Inc.’s Equity	1,768,349	1,750,461
Noncontrolling interest	17,198	17,077
Total Equity	1,785,547	1,767,538
Total Liabilities and Equity	$3,865,579	$3,882,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended March 31,
	2014	2013
Revenues	$569,955	$513,804
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	301,760	269,673
Depreciation - cost of revenues	12,726	12,037
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	112,180	91,046
Depreciation – selling, general and administrative expenses	3,315	2,809
Amortization	7,315	6,642
Total Costs and Expenses	437,296	382,207
Income from Operations	132,659	131,597
Other Income (Expense):
Interest income	20	167
Interest expense	(14,918)	(13,546)
Other expense, net	(700)	(1,013)
Total Other Expense	(15,598)	(14,392)
Income Before Income Taxes	117,061	117,205
Income Tax Expense	37,291	41,983
Net Income	$79,770	$75,222
Less: Net Income Attributable to Noncontrolling Interests	621	605
Net Income Attributable to Stericycle, Inc.	$79,149	$74,617
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.93	$0.87
Diluted	$0.91	$0.85
Weighted Average Number of Common Shares Outstanding:
Basic	85,270,046	86,093,301
Diluted	86,613,843	87,459,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended March 31,
	2014	2013
Net Income	$79,770	$75,222

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	(1,109)	(22,955)
Amortization of cash flow hedge into income, net of tax ($50 and $50) for the three-months ended March 31, 2014 and 2013, respectively)	79	79
Total Other Comprehensive Income/ (Loss)	(1,030)	(22,876)

Comprehensive Income	78,740	52,346
Less: Comprehensive Income Attributable to Noncontrolling Interests	251	734
Comprehensive Income Attributable to Stericycle, Inc.	$78,489	$51,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$79,770	$75,222
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	4,672	4,047
Excess tax benefit of stock options exercised	(3,734)	(4,203)
Depreciation	16,041	14,846
Amortization	7,315	6,642
Deferred income taxes	6,175	10,407
Change in fair value of contingent consideration	4,789	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	4,529	(19,769)
Accounts payable	5,279	1,169
Accrued liabilities	14,189	7,412
Deferred revenues	2,642	(1,345)
Other assets and liabilities	2,808	3,742
Net cash provided by operating activities	144,475	98,170
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(12,262)	(18,899)
(Purchases of)/ proceeds from investments	(1,947)	20
Capital expenditures	(16,420)	(16,480)
Net cash used in investing activities	(30,629)	(35,359)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(12,430)	(9,996)
Borrowings on foreign bank debt	36,640	27,651
Repayments on foreign bank debt	(37,157)	(62,027)
Borrowings on senior credit facility	149,000	291,132
Repayments on senior credit facility	(203,377)	(337,683)
Payments on capital lease obligations	(876)	(837)
Purchases and cancellations of treasury stock	(76,914)	(7,160)
Proceeds from issuance of common stock	8,655	13,915
Excess tax benefit of stock options exercised	3,734	4,203
Payments to noncontrolling interests	(97)	—
Net cash used in financing activities	(132,822)	(80,802)
Effect of exchange rate changes on cash and cash equivalents	43	(611)
Net decrease in cash and cash equivalents	(18,933)	(18,602)
Cash and cash equivalents at beginning of period	61,991	31,324
Cash and cash equivalents at end of period	$43,058	$12,722

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$13,095	$10,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2014 and
Year Ended December 31, 2013
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323
Net income				311,372		1,712	313,084
Currency translation adjustment					(17,718)	(1,442)	(19,160)
Change in qualifying cash flow hedge, net of tax					314		314
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	973	10	47,991				48,001
Purchase/ cancellation of treasury stock	(1,461)	(15)	—	(163,685)			(163,700)
Stock compensation expense			17,457				17,457
Excess tax benefit of stock options exercised			17,153				17,153
Noncontrolling interests attributable to acquisitions						4,211	4,211
Reduction to noncontrolling interests due to additional ownership			(4,211)			(2,926)	(7,137)
Payments to noncontrolling interests						(8)	(8)
Balance at December 31, 2013	85,500	$855	$195,110	$1,610,964	$(56,468)	$17,077	$1,767,538
Net income				79,149		621	79,770
Currency translation adjustment					(739)	(370)	(1,109)
Change in qualifying cash flow hedge, net of tax					79		79
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	195	2	9,331				9,333
Purchase/ cancellation of treasury stock	(686)	(7)	—	(78,333)			(78,340)
Stock compensation expense			4,672				4,672
Excess tax benefit of stock options exercised			3,734				3,734
Reduction to noncontrolling interests due to additional ownership						(130)	(130)
Balance at March 31, 2014	85,009	$850	$212,847	$1,611,780	$(57,128)	$17,198	$1,785,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2013, as filed with our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2014.
There were no material changes in the Company’s critical accounting policies since the filing of its 2013 Form 10-K. As discussed in the 2013 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q. No events have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements.
NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the three months ended March 31, 2014:

Acquisition Locations	2014
United States	2
Portugal	3
Total	5
During the quarter ended March 31, 2014, we completed five acquisitions. Domestically, we acquired selected assets of one regulated waste business and selected assets of one communication solutions business. Internationally, in Portugal, we acquired 100% of the stock of three regulated waste businesses.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the three months ended March 31:

In thousands
	Three Months Ended March 31
	2014	2013
Cash	$12,262	$18,899
Promissory notes	12,654	7,310
Deferred consideration	441	2,189
Contingent consideration	—	955
Total purchase price	$25,357	$29,353
For financial reporting purposes, our 2014 and 2013 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the three months ended March 31, 2014, we recognized a net increase in goodwill of $10.8 million excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net increase of $12.3 million was assigned to our United States reportable segment, and a net decrease of $1.5 million was assigned to our International reportable segment. Approximately $9.0 million of the goodwill recognized during the three months ended March 31, 2014 will be deductible for income taxes.
During the three months ended March 31, 2014, we recognized a net increase in intangible assets from acquisitions of $14.3 million, excluding the effect of foreign currency translation. The changes include $8.9 million in the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years, and $5.4 million in permits with indefinite lives.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the three months ended March 31, 2014:

In thousands
Fixed assets	$1,184
Intangibles	14,277
Goodwill	10,850
Net other assets/ (liabilities)	(460)
Debt	321
Net deferred tax liabilities	(815)
Total purchase price allocation	$25,357

During the three months ended March 31, 2014 and 2013, the Company incurred $3.2 million and $1.8 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" ("SG&A") on our Condensed Consolidated Statements of Income.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
On January 1, 2014, we adopted guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. We are applying this guidance on a prospective basis. The implementation of this guidance did not affect our results of operations or financial liquidity.
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

In thousands
		Fair Value Measurements Using
	Total as of March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$43,058	$43,058	$—	$—
Short-term investments	353	353	—	—
Total assets	$43,411	$43,411	$—	$—
Liabilities:
Contingent consideration	$17,482	$—	$—	$17,482
Total liabilities	$17,482	$—	$—	$17,482

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$61,991	$61,991	$—	$—
Short-term investments	413	413	—	—
Total assets	$62,404	$62,404	$—	$—
Liabilities:
Contingent consideration	$12,527	$—	$—	$12,527
Total liabilities	$12,527	$—	$—	$12,527
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $17.5 million, of which $14.2 million is classified as current liabilities at March 31, 2014. Contingent consideration liabilities were $12.5 million at December 31, 2013. Contingent consideration represents amounts to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $25.8 million at March 31, 2014. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2013	$12,527
Decrease due to payments	(17)
Changes due to foreign currency fluctuations	183
Changes in fair value reflected in Selling, general, and administrative expenses	4,789
Contingent consideration at March 31, 2014	$17,482
Fair Value of Debt: At March 31, 2014, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.37 billion compared to a carrying amount of $1.37 billion. At December 31, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.43 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
There were no movements of items between fair value hierarchies.

NOTE 5 – INCOME TAXES
We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended March 31, 2014 we had immaterial net increases to our accruals related to a reassessment of previous and current uncertain tax positions. The effective tax rates for the quarters ended March 31, 2014 and 2013 were approximately 31.9% and 35.8%, respectively. The decrease in the current quarter tax rate as compared to the corresponding period in the prior year and the statutory tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with entity mergers in Brazil.
NOTE 6 – STOCK BASED COMPENSATION
At March 31, 2014, we had the following stock option and stock purchase plans:

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
Stock-Based Compensation Expense:
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended March 31,
	2014	2013
Cost of revenues – stock option plan	$7	$40
Selling, general and administrative – stock option plan	4,041	3,530
Selling, general and administrative – RSUs	315	195
Selling, general and administrative – ESPP	309	282
Total pre-tax expense	$4,672	$4,047

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2014	2013
Tax benefit recognized in Statement of Income	$909	$1,130
Excess tax benefit realized	3,734	4,203

Stock Options:

Stock option activity for the three months ended March 31, 2014, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,540,482	$70.29
Granted	854,778	115.70
Exercised	(182,867)	51.61
Forfeited	(28,088)	84.58
Canceled or expired	(1,049)	65.11
Outstanding at March 31, 2014	6,183,256	$77.06	6.59	$227,883
Exercisable at March 31, 2014	3,417,439	$62.02	5.54	$176,414
Vested and expected to vest at March 31, 2014	5,884,031	$75.89

As of March 31, 2014, there was $42.0 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.46 years.
The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended March 31, and the exercise price associated with the respective option).

In thousands
	Three Months Ended March 31,
	2014	2013
Total intrinsic value of options exercised	$11,796	$14,562

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Three Months Ended March 31,
	2014	2013
Stock options granted (shares)	854,778	977,090
Weighted average fair value at grant date	$21.28	$21.57
Assumptions:
Expected term (in years)	4.78	6.00
Expected volatility	17.68%	27.10%
Expected dividend yield	—%	—%
Risk free interest rate	1.45%	0.99%
Restricted Stock Units:
Restricted stock units ("RSUs") vest at the end of three or five years. Our 2008 and 2011 Plans include a share reserve related to RSUs granted at a 2-1 ratio.
A summary of the status of our non-vested RSUs and changes during the three months ended March 31, 2014, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Total Aggregate Intrinsic Value
			(in thousands)
Non-vested at beginning of year	70,457	$88.32
Granted	16,084	115.69
Vested and released	(17,288)	85.00
Forfeited	(5,383)	88.10
Non-vested at March 31, 2014	63,870	$96.13	$7,257

As of March 31, 2014, there was $5.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.62 years.
NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2014:

	Number of Shares Repurchased and Canceled	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended March 31, 2014	685,990	$78,340	$114.20

Three months ended March 31, 2013	74,820	$7,160	$95.70

Of the 685,990 shares repurchased during the three months ended March 31, 2014, 12,730 shares in the amount of approximately $1.4 million were not settled. This amount is recognized as part of other accrued liabilities on our Condensed Consolidated Balance Sheet at March 31, 2014.

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
The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2014	2013
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$79,149	$74,617
Denominator:
Denominator for basic earnings per share-weighted average shares	85,270,046	86,093,301
Effect of diluted securities:
Employee stock options	1,343,797	1,366,196
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,613,843	87,459,497
Earnings per share – Basic	$0.93	$0.87
Earnings per share – Diluted	$0.91	$0.85
NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.
Goodwill:
We have two geographical reportable segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since January 1, 2013, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of January 1, 2013	$1,616,286	$448,817	$2,065,103
Goodwill acquired during year	57,250	116,534	173,784
Goodwill allocation adjustments	4,541	1,470	6,011
Changes due to foreign currency fluctuations	—	(13,316)	(13,316)
Balance as of December 31, 2013	1,678,077	553,505	2,231,582
Goodwill acquired during year	12,600	4,125	16,725
Goodwill allocation adjustments	(273)	(5,602)	(5,875)
Changes due to foreign currency fluctuations	—	(1,835)	(1,835)
Balance as of March 31, 2014	$1,690,404	$550,193	$2,240,597
Current year adjustments to goodwill for certain 2013 acquisitions are primarily due to the finalization of intangible asset valuations.
Other Intangible Assets:
As of March 31, 2014 and December 31, 2013, the values of other intangible assets were as follows:

In thousands
	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$9,406	$5,693	$3,713	$9,405	$5,366	$4,039
Customer relationships	677,856	88,192	589,664	670,889	81,271	589,618
Tradenames	5,286	1,108	4,178	5,283	1,031	4,252
License agreements	611	442	169	611	416	195
Other	334	16	318	91	14	77
Indefinite lived intangibles:
Operating permits	121,136	—	121,136	116,054	—	116,054
Tradenames	5,800	—	5,800	5,800	—	5,800
Total	$820,429	$95,451	$724,978	$808,133	$88,098	$720,035
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 25.3 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 3.7 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.4 years. We have license agreements with useful life of 5 years, with a weighted average remaining useful life of 1.5 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the quarters ended March 31, 2014 and 2013, the aggregate amortization expense was $7.3 million and $6.6 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2014	$29,744
2015	29,445
2016	29,223
2017	29,038
2018	28,619
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2014.
NOTE 10 – DEBT
Long-term debt consisted of the following:

In thousands
	March 31, 2014	December 31, 2013
Obligations under capital leases	$6,324	$7,343
$1 billion senior credit facility weighted average rate 1.82%, due in 2016	218,301	272,358
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Acquisition notes weighted average rate of 2.28% and weighted average maturity of 3.6 years	251,196	252,195
Foreign bank debt weighted average rate 8.48% and weighted average maturity of 1.8 years	144,557	149,147
Total debt	1,370,378	1,431,043
Less: current portion of total debt	124,307	150,380
Long-term portion of total debt	$1,246,071	$1,280,663
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2014, we were in compliance with all of our financial debt covenants.
As of March 31, 2014 and December 31, 2013 we had $151.2 million and $155.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of March 31, 2014 and December 31, 2013 was $630.5 million and $572.6 million, respectively.

Guarantees
Shiraishi-Sogyo Co. Ltd. (“Shiraishi”) is an unrelated party in Japan that is expanding its medical waste management business. We have guaranteed Shiriashi’s loan of $4.8 million borrowed from JPMorganChase Bank N.A. which is currently due on May 31, 2014. Based on information currently available, we have concluded the guarantee is not probable of being called and, therefore, we have not recorded any contingent liability relating to this guarantee. We have also extended non-interest bearing loans to Shiraishi for approximately $15.5 million due April 18, 2018, which are reflected in the Condensed Consolidated Balance Sheet as part of long term "Other assets" at March 31, 2014 and December 31, 2013. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed to the Company.
NOTE 11 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments: United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.
Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2014	2013
Regulated and compliance solutions	$368,990	$341,101
Recall and returns solutions	23,064	22,534
Total revenues	392,054	363,635
Net interest expense	10,668	10,731
Income before income taxes	104,313	95,956
Income taxes	37,039	36,450
Net income attributable to Stericycle, Inc.	$67,274	$59,506

Depreciation and amortization	$12,818	$12,575

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2014	2013
Regulated and compliance solutions	$177,901	$150,169
Net interest expense	4,230	2,648
Income before income taxes	12,748	21,249
Income taxes	252	5,533
Net income	12,496	15,716
Less: net income attributable to noncontrolling interests	621	605
Net income attributable to Stericycle, Inc.	$11,875	$15,111

Depreciation and amortization	$10,538	$8,913

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
Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in California, Florida, Illinois, Mississippi and Utah and in state court in California. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation (MDL) granted our Motion to Transfer these related actions to the Northern District of Illinois for centralized pretrial proceedings. On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL action, generally denying the allegations therein.
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
See Note 13 - Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

NOTE 13 – SUBSEQUENT EVENTS
On April 22, 2014, we completed the acquisition of PSC Environmental Services, LLC ("PSC Environmental"). The transaction was completed following clearance from the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Upon closing, PSC Environmental became a wholly-owned subsidiary of ours.
Subject to various adjustments, the total consideration for the PSC Environmental acquisition was $275 million, of which $245 million was paid in cash and $30 million was paid by a two-year note. A portion of the cash payment was applied to pay PSC Environmental’s indebtedness as of the closing date.
On April 2, 2014, we were served with a class action complaint filed in the U.S. District Court for the Northern District of Illinois (Case 1:14-cv-02070) by an individual plaintiff for himself and on behalf of all other “similarly situated” persons. The complaint alleges, among other things, that we sent facsimile transmissions of unsolicited advertisements to plaintiff and others similarly situated in violation of the Junk Fax Prevention Act of 2005. The complaint seeks certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of over 569,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Spain, and the United Kingdom. The regulated solutions we provide include: medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, hazardous waste disposal, and medical safety products. Our compliance solutions include: training, consulting, inbound/outbound communications, data reporting, and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
There were no material changes in the Company’s critical accounting policies since the filing of its 2013 Form 10-K. As discussed in the 2013 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
Highlights of the three months ended March 31, 2014:

•	revenues were $570.0 million, up $56.2 million or 10.9% from $513.8 million in the first quarter last year;

•	first quarter gross margins decreased to 44.8% from 45.2% in 2013;

•	operating income was $132.7 million, up $1.1 million or 0.8% from $131.6 million in the first quarter last year;

•	we incurred $12.0 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, change in fair value of contingent consideration, and litigation related expenses;

•	cash flow from operations was $144.5 million.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2013
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2014		2013
	$	%	$	%
Revenues	$569,955	100.0	$513,804	100.0
Cost of revenues	301,760	52.9	269,673	52.5
Depreciation - cost of revenues	12,726	2.2	12,037	2.3
Total cost of revenues	314,486	55.2	281,710	54.8
Gross profit	255,469	44.8	232,094	45.2
Selling, general and administrative expenses (exclusive of items shown below)	100,180	17.6	88,241	17.2
Acquisition expenses	3,221	0.6	1,803	0.4
Integration expenses	2,485	0.4	896	0.2
Change in fair value of contingent consideration	4,789	0.8	—	—
Litigation expenses	1,505	0.3	106	—
Total SG&A expenses (exclusive of depreciation and amortization shown below)	112,180	19.7	91,046	17.7
Depreciation	3,315	0.6	2,809	0.5
Amortization	7,315	1.3	6,642	1.3
Income from operations	132,659	23.3	131,597	25.6
Net interest expense	14,898	2.6	13,379	2.6
Income tax expense	37,291	6.5	41,983	8.2
Net income	79,770	14.0	75,222	14.6
Less: net income attributable to noncontrolling interests	621	0.1	605	0.1
Net income attributable to Stericycle, Inc.	$79,149	13.9	$74,617	14.5
Earnings per share- diluted	$0.91		$0.85
Revenues: Our revenues increased $56.2 million, or 10.9%, in the first quarter of 2014 to $570.0 million from $513.8 million in the same period in 2013. Domestic revenues increased $28.4 million, or 7.8%, to $392.1 million from $363.6 million in the same period in 2013. Organic revenue growth for domestic small account customers increased by $15.8 million, or approximately 8%, driven by higher revenues from our Steri-Safe, StrongPak, and other regulated compliance services. Organic revenue from domestic large account customers increased by $5.9 million, or approximately 5%, as we increased the total number of accounts and expanded our reusable sharps services, pharmaceutical waste, and regulated waste services for retailers. Organic revenues for recall and returns management services increased by $0.5 million in 2014 driven by a higher quantity of recall events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $6.2 million to the increase in revenues in the first quarter of 2014.
International revenues increased $27.7 million, or 18.5%, in the first quarter of 2014, to $177.9 million from $150.2 million in the same period in 2013. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2014 and 2013. Organic growth in the international segment contributed $9.1 million in revenues, or approximately 6%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2014 by $8.1 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions, net of business divestitures, closed within the preceding twelve months contributed approximately $26.7 million to the increase in revenues in the first quarter of 2014.
Cost of Revenues: Our cost of revenues increased $32.8 million, or 11.6%, in the first quarter of 2014 to $314.5 million from $281.7 million in the same period in 2013. Our domestic cost of revenues increased $12.4 million, or 6.7%, in the first quarter of 2014 to $196.7 million from $184.3 million in the same period in 2013 as a result of costs related to a proportional increase in revenues from acquisitions, organic growth, and the negative effect of inclement weather on our operations.
Our international cost of revenues increased $20.4 million, or 20.9%, in the first quarter of 2014 to $117.8 million from $97.4 million in the same period in 2013 as a result of costs related to proportional increase in revenues from acquisitions and organic growth.
Our consolidated gross margin percentage decreased to 44.8% during the first quarter of 2014 from 45.2% during the same period in 2013. Domestic gross margin percentage increased to 49.8% during the first quarter of 2014 from 49.3% in the same period in 2013.
International gross margin decreased to 33.8% during the first quarter of 2014 from 35.1% during the same period in 2013. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the “Acquisition-related and Other Non-Core Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $11.9 million, or 13.5%, in the first quarter of 2014 to $100.2 million from $88.2 million in the same period in 2013 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenue, these costs increased to 17.6% in the first quarter of 2014 from 17.2% during the same period in 2013.
Domestically, first quarter SG&A expenses, excluding Acquisition-related and Other Non-Core Items, depreciation, and amortization expenses, increased $4.0 million, or 6.2%, to $68.9 million from $64.9 million in the same period in 2013. As a percentage of revenues, SG&A was at 17.6% in the first quarter of 2014 and 17.8% in the same period in 2013. As a percentage of revenues, amortization expense of acquired intangible assets did not change.
Internationally, first quarter SG&A expenses, excluding Acquisition-related and Other Non-Core Items, depreciation, and amortization expenses, increased $7.9 million, or 33.9%, to $31.3 million from $23.4 million in the same period in 2013. As a percentage of revenues, SG&A was at 17.6% in the first quarter of 2014 compared to 15.6% in the same period in 2013 in support of new business growth opportunities. As a percentage of revenues, amortization expense of acquired intangible assets did not change.
During the quarter ended March 31, 2014, we recognized $3.2 million in acquisition expenses, $2.5 million of expenses related to the integration of our acquisitions, $4.8 million related to a change in the fair value of contingent consideration, and $1.5 million in litigation expenses.

During the quarter ended March 31, 2013, we recognized $1.8 million in acquisition expenses, $0.9 million of expenses related to the integration of our acquisitions, and $0.1 million in litigation expenses.
Income from Operations: Income from operations increased $1.1 million, or 0.8%, in the first quarter of 2014 to $132.7 million from $131.6 million in same period in 2013. Comparison of income from operations between the first quarter of 2014 and the same period of 2013 is affected by Acquisition-related and Other Non-Core Items described above in the SG&A section.
Domestically, our income from operations increased $8.5 million, or 8.0%, to $115.5 million in the first quarter of 2014 from $107.0 million in the same period in 2013. Internationally, our income from operations decreased $7.5 million, or 30.4%, to $17.1 million in the first quarter of 2014 from $24.6 million in the same period in 2013, primarily due to expense related to an increase in contingent consideration.
Net Interest Expense: Net interest expense increased to $14.9 million during the first quarter of 2014 from $13.4 million during the same period in 2013 due to increased borrowings and higher interest costs in Latin America.
Income Tax Expense: Income tax expense decreased to $37.3 million in the first quarter of 2014 from $42.0 million in the same period in 2013. The effective tax rates for the quarters ended March 31, 2014 and 2013 were 31.9% and 35.8%, respectively. The decrease in the current quarter tax rate as compared to the corresponding period in the prior year and the statutory tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with entity mergers in Brazil.

LIQUIDITY AND CAPITAL RESOURCES
Our $1.0 billion senior credit facility maturing in September 2016, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2014, we were in compliance with all of our financial debt covenants.
As of March 31, 2014, we had $218.3 million of borrowings outstanding under our $1.0 billion senior unsecured credit facility, which includes foreign currency borrowings of $107.8 million. We also had $151.2 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of March 31, 2014 was $630.5 million. At March 31, 2014, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.225% on our revolving credit facility.

•	For borrowings less than two weeks, the higher of the following plus a spread of 0.025%

◦	Federal funds rate plus 0.5%

◦	Euro Currency rate plus 1.0% or the prime rate

•	For borrowings greater than two weeks: LIBOR plus 1.025%.
The weighted average rate of interest on the unsecured revolving credit facility was 1.82% per annum, which includes the 0.225% facility fee at March 31, 2014.
As of March 31, 2014, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015.
As of March 31, 2014, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of March 31, 2014, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of March 31, 2014, we had $251.2 million in promissory notes issued in connection with acquisitions during 2007 through 2014, $144.6 million in foreign subsidiary bank debt outstanding, and $6.3 million in capital lease obligations.
Working Capital: At March 31, 2014, our working capital decreased $24.4 million to $99.7 million compared to $124.1 million at December 31, 2013.
Current assets decreased by $32.2 million. Our cash and cash equivalents decreased by $18.9 million primarily related to the cash used for recalled product reimbursement (offset by an equivalent amount in other current liabilities). Net accounts receivable decreased by $5.7 million. Days sales outstanding (“DSO”) was calculated at 62 days at March 31, 2014 and 63 days at December 31, 2013 which was affected by strong collections in the first quarter of 2014. Current liabilities decreased by $7.8 million, primarily related to a movement from current portion of bank debt to long-term portion due to debt refinancing and a decrease in product reimbursement liability, which was partially offset by increase in accounts payable and accrued liabilities.
Net Cash Provided or Used: Net cash provided by operating activities increased $46.3 million, or 47.2%, to $144.5 million during the three months ended March 31, 2014 compared to $98.2 million for the comparable period in 2013. The increase is primarily related to stronger collections period over period. Cash provided by operations as a ratio to net income is 181% and 131% for the three months ended March 31, 2014 and 2013, respectively.
Net cash used in investing activities for the three months ended March 31, 2014 was $30.6 million compared to $35.4 million in the comparable period in 2013. We used $6.6 million less in funds to acquire new businesses in 2014. Our capital expenditures, as a percentage of revenues, decreased to 2.9% in 2014 from 3.2% in the same period in 2013.
Net cash used in financing activities was $132.8 million during the three months ended March 31, 2014 compared to $80.8 million in the comparable period in 2013. We had share repurchases of $76.9 million in 2014 compared to $7.2 million in 2013, an increase of $69.8 million.
Guarantees: Shiraishi-Sogyo Co. Ltd. (“Shiraishi”) is an unrelated party in Japan that is expanding its medical waste management business. We have guaranteed Shiriashi’s loan of $4.8 million borrowed from JPMorganChase Bank N.A. which is currently due on May 31, 2014. Based on information currently available, we have concluded the guarantee is not probable of being called and, therefore, we have not recorded any contingent liability relating to this guarantee. We have also extended non-interest bearing loans to Shiraishi for approximately $15.5 million due April 18, 2018, which are reflected in the Condensed

Consolidated Balance Sheet as part of long term "Other assets" at March 31, 2014 and December 31, 2013. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed to the Company.
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

Internal Control Over Financial Reporting
The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

In February 2014, at a time when we had purchased an additional 4,084,242 shares since the prior increase in authorization, our Board of Directors authorized us to purchase up to an additional 4,084,242 shares, thereby again giving the Company the authority to purchase up to a total of 6,000,000 additional shares.

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of March 31, 2014, we had purchased a cumulative total of 18,895,910 shares.

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2014:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	193,172	$115.04	193,172	2,134,306
February 1 - February 28, 2014	406,260	114.11	406,260	5,812,288
March 1 - March 31, 2014	86,558	112.72	86,558	5,725,730

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Frank J.M. ten Brink, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 8, 2014

STERICYCLE, INC.
(Registrant)
By: /s/ Frank J.M. ten Brink
Frank J.M. ten Brink
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)