Form 10-Q
period 2014-06-30
STERICYCLE INC
filed 2014-08-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 1, 2014 there were 84,810,277 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$25,326	$67,167
Short-term investments	488	413
Accounts receivable, less allowance for doubtful accounts of $18,646 in 2014 and $19,134 in 2013	451,995	388,996
Deferred income taxes	15,727	18,031
Prepaid expenses	33,288	28,379
Other current assets	40,051	37,279
Total Current Assets	566,875	540,265
Property, plant and equipment, net	480,419	358,967
Goodwill	2,421,348	2,231,582
Intangible assets, less accumulated amortization of $104,332 in 2014 and $88,098 in 2013	926,538	720,035
Other assets	42,101	37,124
Total Assets	$4,437,281	$3,887,973
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$151,289	$150,380
Accounts payable	125,392	89,146
Accrued liabilities	121,475	107,445
Deferred revenues	22,394	18,826
Other current liabilities	68,289	50,387
Total Current Liabilities	488,839	416,184
Long-term debt, net of current portion	1,563,913	1,280,663
Deferred income taxes	462,180	396,119
Other liabilities	70,006	27,469
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,753,696 issued and outstanding in 2014 and 85,500,037 issued and outstanding in 2013)	848	855
Additional paid-in capital	237,053	195,110
Accumulated other comprehensive loss	(45,554)	(56,468)
Retained earnings	1,634,875	1,610,964
Total Stericycle, Inc.’s Equity	1,827,222	1,750,461
Noncontrolling interest	25,121	17,077
Total Equity	1,852,343	1,767,538
Total Liabilities and Equity	$4,437,281	$3,887,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$640,822	$526,525	$1,210,777	$1,040,329
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	350,416	276,385	652,176	546,058
Depreciation - cost of revenues	15,102	12,288	27,828	24,325
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	117,547	94,845	229,727	185,891
Depreciation – selling, general and administrative expenses	3,977	2,954	7,292	5,763
Amortization	8,402	6,533	15,717	13,175
Total Costs and Expenses	495,444	393,005	932,740	775,212
Income from Operations	145,378	133,520	278,037	265,117
Other Income (Expense):
Interest income	50	102	70	269
Interest expense	(16,418)	(13,015)	(31,336)	(26,561)
Other expense, net	(392)	(545)	(1,092)	(1,558)
Total Other Expense	(16,760)	(13,458)	(32,358)	(27,850)
Income Before Income Taxes	128,618	120,062	245,679	237,267
Income Tax Expense	45,941	41,619	83,232	83,602
Net Income	$82,677	$78,443	$162,447	$153,665
Less: Net Income Attributable to Noncontrolling Interests	741	399	1,362	1,004
Net Income Attributable to Stericycle, Inc.	$81,936	$78,044	$161,085	$152,661
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.97	$0.91	$1.90	$1.77
Diluted	$0.95	$0.89	$1.87	$1.74
Weighted Average Number of Common Shares Outstanding:
Basic	84,699,043	86,125,012	84,982,966	86,109,244
Diluted	85,982,588	87,614,953	86,300,292	87,545,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$82,677	$78,443	$162,447	$153,665

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	11,884	(17,664)	10,775	(40,619)
Amortization of cash flow hedge into income, net of tax ($50 and $50, and $100 and $100) for the three-and six-months ended June 30, 2014 and 2013, respectively)	78	78	157	157
Change in fair value of cash flow hedge, net of tax ($55 and $0, and $55 and $0) for the three-and six-months ended June 30, 2014 and 2013, respectively)	(149)	—	(149)	—
Total Other Comprehensive Income/ (Loss)	11,813	(17,586)	10,783	(40,462)

Comprehensive Income	94,490	60,857	173,230	113,203
Less: Comprehensive Income/ (Loss) Attributable to Noncontrolling Interests	980	(692)	1,231	42
Comprehensive Income Attributable to Stericycle, Inc.	$93,510	$61,549	$171,999	$113,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$162,447	$153,665
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	9,124	7,943
Excess tax benefit of stock options exercised	(7,080)	(8,373)
Depreciation	35,120	30,088
Amortization	15,717	13,175
Deferred income taxes	8,929	13,101
Change in fair value of contingent consideration	3,953	(122)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(9,606)	(42,871)
Accounts payable	10,646	10,186
Accrued liabilities	(6,809)	(2,566)
Deferred revenues	2,332	(548)
Other assets and liabilities	13,575	2,903
Net cash provided by operating activities	238,348	176,581
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(304,832)	(63,401)
(Purchases of)/ proceeds from investments	(2,052)	33
Capital expenditures	(43,668)	(37,441)
Net cash used in investing activities	(350,552)	(100,809)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(28,005)	(32,016)
Borrowings on foreign bank debt	96,828	92,733
Repayments on foreign bank debt	(85,192)	(96,512)
Borrowings on senior credit facility	933,101	527,469
Repayments on senior credit facility	(732,059)	(544,183)
Payments on capital lease obligations	(1,993)	(1,825)
Payments of deferred financing costs	(2,280)	—
Purchases and cancellations of treasury stock	(137,186)	(66,175)
Proceeds from issuance of common stock	21,195	23,667
Excess tax benefit of stock options exercised	7,080	8,373
Payments to noncontrolling interests	(732)	—
Net cash provided by/ (used in) financing activities	70,757	(88,469)
Effect of exchange rate changes on cash and cash equivalents	(394)	(528)
Net decrease in cash and cash equivalents	(41,841)	(13,225)
Cash and cash equivalents at beginning of period	67,167	34,659
Cash and cash equivalents at end of period	$25,326	$21,434

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$83,864	$22,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2014 and
Year Ended December 31, 2013
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323
Net income				311,372		1,712	313,084
Currency translation adjustment					(17,718)	(1,442)	(19,160)
Change in qualifying cash flow hedge, net of tax					314		314
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	973	10	47,991				48,001
Purchase/ cancellation of treasury stock	(1,461)	(15)	—	(163,685)			(163,700)
Stock compensation expense			17,457				17,457
Excess tax benefit of stock options exercised			17,153				17,153
Noncontrolling interests attributable to acquisitions						4,211	4,211
Reduction to noncontrolling interests due to additional ownership			(4,211)			(2,926)	(7,137)
Payments to noncontrolling interests						(8)	(8)
Balance at December 31, 2013	85,500	$855	$195,110	$1,610,964	$(56,468)	$17,077	$1,767,538
Net income				161,085		1,362	162,447
Currency translation adjustment					10,906	(131)	10,775
Change in qualifying cash flow hedge, net of tax					8		8
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	467	5	25,739				25,744
Purchase/ cancellation of treasury stock	(1,213)	(12)	—	(137,174)			(137,186)
Stock compensation expense			9,124				9,124
Excess tax benefit of stock options exercised			7,080				7,080
Noncontrolling interests attributable to acquisitions						6,943	6,943
Reduction to noncontrolling interests due to additional ownership						(130)	(130)
Balance at June 30, 2014	84,754	$848	$237,053	$1,634,875	$(45,554)	$25,121	$1,852,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. At December 31, 2013, the Company recorded an immaterial correction of an error to reclassify $5.2 million of book overdrafts from cash and cash equivalents to other current liabilities. This adjustment had no impact on previously reported stockholders' equity, net income, or earnings per share. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2013, as filed with our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2014.
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

NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the six months ended June 30, 2014:

Acquisition Locations	2014
United States	6
Brazil	1
Canada	1
Chile	2
Portugal	4
Romania	2
South Korea	1
Spain	1
United Kingdom	1
Total	19
During the quarter ended March 31, 2014, we completed five acquisitions. Domestically, we acquired selected assets of one regulated waste business and selected assets of one communication solutions business. Internationally, in Portugal, we acquired 100% of the stock of three regulated waste businesses.
During the quarter ended June 30, 2014, we completed fourteen acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business, selected assets of two regulated waste business, and one communication solutions business. Internationally, in Brazil, we acquired selected assets of one regulated waste business. In Canada, we acquired 100% of the stock of one communication solutions business. In Chile, we acquired 100% of the stock of one regulated waste business, and 90% of the stock of another. In South Korea, which represents a new market for us, we acquired 75.5% of the stock of one regulated waste business. In Portugal, we acquired 100% of the stock of one regulated waste businesses. In Romania, we acquired selected assets of one regulated waste business and 100% of the stock of another. In Spain, we acquired selected assets of one regulated waste business. In addition, we acquired selected assets of one regulated waste business in the United Kingdom.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the six months ended June 30:

In thousands
	Six Months Ended June 30,
	2014	2013
Cash	$304,832	$63,401
Promissory notes	63,022	13,725
Deferred consideration	5,032	5,803
Contingent consideration	15,810	3,378
Total purchase price	$388,696	$86,307
For financial reporting purposes, our 2014 and 2013 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the six months ended June 30, 2014, we recognized a net increase in goodwill of $178.4 million excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net increase of $166.5 million was assigned to our United States reportable segment, and a net increase of

$11.9 million was assigned to our International reportable segment. Approximately $75.2 million of the goodwill recognized during the six months ended June 30, 2014 will be deductible for income taxes.
During the six months ended June 30, 2014, we recognized a net increase in intangible assets from acquisitions of $219.9 million, excluding the effect of foreign currency translation. The changes include $81.1 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years, $119.4 million in permits with indefinite lives, $0.1 million in tradename with amortizable life of 15 years, and $19.4 million in technology with amortizable life of 7 years.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the six months ended June 30:

In thousands
	Six Months Ended June 30,
	2014	2013
Fixed assets	$102,394	$8,993
Intangibles	219,876	34,108
Goodwill	178,433	58,450
Accounts receivable	54,201	5,710
Accounts payable	(25,967)	(2,628)
Net other (liabilities)/ assets	(57,027)	(7,166)
Debt	(17,219)	(3,448)
Net deferred tax liabilities	(59,052)	(5,866)
Noncontrolling interests	(6,943)	(1,846)
Total purchase price allocation	$388,696	$86,307

During the six months ended June 30, 2014 and 2013, the Company incurred $7.2 million and $4.1 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" ("SG&A") on our Condensed Consolidated Statements of Income.
Included in the acquisitions discussed above for the quarter ended June 30, 2014 is the acquisition of PSC Environmental Services, LLC ("PSC Environmental"), which was consummated on April 22, 2014. Subject to various adjustments, the total consideration for the PSC Environmental acquisition was $284.0 million, of which $248.2 million was paid in cash, $30.0 million was paid by a two-year promissory note, and $5.8 million of the total purchase price represents contingent consideration which is based on Stericycle's expected future utilization of acquired net operating losses. A portion of the cash payment was applied to pay PSC Environmental’s indebtedness as of the closing date. As part of the PSC Environmental acquisition, we assumed $30.0 million in environmental remediation liabilities (see Note 11 - Environmental Liabilities, in the Notes to the Condensed Consolidated Financial Statements).

The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. The pro forma revenues for the six months ended June 30, 2014 from the aggregate acquisitions was approximately $146.8 million, which includes $54.4 million estimated impact to 2014 reported revenues. Our pro forma earnings include estimates for intangible asset amortization expense but does not include estimated synergies as the timing and realizability of synergies is uncertain. The following consolidated pro forma information on the impact of these acquisitions to our consolidated revenues is based on the assumption that these acquisitions all occurred on January 1, 2014 and 2013.

In thousands
	Six Months Ended June 30,
	2014	2013
Revenues	1,303,177	1,187,129
Net income	162,287	153,673

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

Accounting Standards Issued But Not Yet Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has no plans to dispose of a component of our entity and therefore does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Revenue From Contracts With Customers
In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company is currently evaluating the impact of the change, however it does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Accounting for Share-Based Payment When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period
In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not have any share-based payments with a performance target and therefore does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
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

In thousands
		Fair Value Measurements Using
	Total as of June 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$25,326	$25,326	$—	$—
Short-term investments	488	488	—	—
Total assets	$25,814	$25,814	$—	$—
Liabilities:
Contingent consideration	$29,256	$—	$—	$29,256
Total liabilities	$29,256	$—	$—	$29,256

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$67,167	$67,167	$—	$—
Short-term investments	413	413	—	—
Total assets	$67,580	$67,580	$—	$—
Liabilities:
Contingent consideration	$12,527	$—	$—	$12,527
Total liabilities	$12,527	$—	$—	$12,527
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $29.3 million, of which $16.4 million was classified as current liabilities at June 30, 2014. Contingent consideration liabilities were $12.5 million at December 31, 2013. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $37.4 million at June 30, 2014. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of “Other current liabilities” or “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2013	$12,527
Increases due to acquisitions	15,810
Decrease due to change of noncontrolling interests	(635)
Decrease due to payments	(2,916)
Changes due to foreign currency fluctuations	517
Changes in fair value reflected in Selling, general, and administrative expenses	3,953
Contingent consideration at June 30, 2014	$29,256
Fair Value of Debt: At June 30, 2014, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.71 billion compared to a carrying amount of $1.72 billion. At December 31, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.43 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
There were no movements of items between fair value hierarchies.
NOTE 5 – INCOME TAXES
We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended June 30, 2014 we had immaterial net decreases to our accruals related to a reassessment of previous and current uncertain tax positions. The effective tax rates for the quarters ended June 30, 2014 and 2013 were approximately 35.7% and 34.7%, respectively. The increase in the current quarter tax rate as compared to the corresponding period in the prior year is primarily related to a larger net release of unrecognized tax benefit in 2013.
NOTE 6 – STOCK BASED COMPENSATION
At June 30, 2014, we had the following stock option and stock purchase plans:

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
Stock-Based Compensation Expense:
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues – stock option plan	$21	$30	$28	$70
Selling, general and administrative – stock option plan	3,818	3,174	7,859	6,704
Selling, general and administrative – RSUs	314	383	629	578
Selling, general and administrative – ESPP	299	309	608	591
Total pre-tax expense	$4,452	$3,896	$9,124	$7,943

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax benefit recognized in Statement of Income	$1,020	$1,254	$1,929	$2,384
Excess tax benefit realized	3,346	4,170	7,080	8,373

Stock Options:

Stock option activity for the six months ended June 30, 2014, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,540,482	$70.29
Granted	963,483	115.29
Exercised	(424,881)	53.82
Forfeited	(62,170)	92.48
Canceled or expired	(1,108)	66.74
Outstanding at June 30, 2014	6,015,806	$78.43	6.44	$240,554
Exercisable at June 30, 2014	3,242,027	$63.26	5.38	$178,818
Vested and expected to vest at June 30, 2014	5,741,157	$77.35

As of June 30, 2014, there was $53.8 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.29 years.
The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended June 30, and the exercise price associated with the respective option).

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total intrinsic value of options exercised	$14,721	$13,166	$26,517	$27,729

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options granted (shares)	108,705	68,040	963,483	1,045,130
Weighted average fair value at grant date	$21.40	$27.74	$21.30	$21.97
Assumptions:
Expected term (in years)	4.69	5.75	4.74	5.88
Expected volatility	17.52%	26.27%	17.60%	27.05%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.53%	1.02%	1.49%	1.00%

Restricted Stock Units:
Restricted stock units ("RSUs") vest at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio.
A summary of the status of our non-vested RSUs and changes during the six months ended June 30, 2014, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Total Aggregate Intrinsic Value
			(in thousands)
Non-vested at beginning of year	70,457	$88.32
Granted	16,334	115.67
Vested and released	(17,288)	85.00
Forfeited	(5,610)	89.21
Non-vested at June 30, 2014	63,893	$96.13	$7,566

As of June 30, 2014, there was $4.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.38 years.
NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the six months ended June 30, 2014:

	Number of Shares Repurchased and Canceled	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended March 31, 2014	685,990	$78,340	$114.20
Three months ended June 30, 2014	527,243	58,846	111.61
Six months ended June 30, 2014	1,213,233	$137,186	$113.08

Three months ended March 31, 2013	74,820	$7,160	$95.70
Three months ended June 30, 2013	540,390	59,015	109.21
Six months ended June 30, 2013	615,210	$66,175	$107.57
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
The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$81,936	$78,044	$161,085	$152,661
Denominator:
Denominator for basic earnings per share-weighted average shares	84,699,043	86,125,012	84,982,966	86,109,244
Effect of diluted securities:
Employee stock options	1,283,545	1,489,941	1,317,326	1,436,397
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	85,982,588	87,614,953	86,300,292	87,545,641
Earnings per share – Basic	$0.97	$0.91	$1.90	$1.77
Earnings per share – Diluted	$0.95	$0.89	$1.87	$1.74
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
Goodwill:
We have two geographical reportable segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since January 1, 2013, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of January 1, 2013	$1,616,286	$448,817	$2,065,103
Goodwill acquired during year	57,250	116,534	173,784
Goodwill allocation adjustments	4,541	1,470	6,011
Changes due to foreign currency fluctuations	—	(13,316)	(13,316)
Balance as of December 31, 2013	1,678,077	553,505	2,231,582
Goodwill acquired during year	168,592	21,160	189,752
Goodwill allocation adjustments	(2,051)	(9,268)	(11,319)
Changes due to foreign currency fluctuations	—	11,333	11,333
Balance as of June 30, 2014	$1,844,618	$576,730	$2,421,348
Current year adjustments to goodwill for certain 2013 acquisitions are primarily due to the finalization of intangible asset valuations.
During the quarter ended June 30, 2014, we performed our annual goodwill impairment evaluation for our three reporting units: Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services. We calculated fair value for our reporting units using an income method and validated those results using a market approach.

Both the income and market approaches indicated no impairment to goodwill to any of our three reporting units.
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior twelve months and the outstanding share count at June 30, 2014. We then look at the Company's Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), adjusted for stock compensation expense and other items, such as changes in the fair value of contingent consideration, restructuring and plant closure costs, and litigation settlement, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve months' modified EBITDA of that reporting unit. The fair value was then compared to the reporting units' book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit's individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.
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
The results of our goodwill impairment test using the income approach indicated the fair value of our Domestic Regulated and Compliance Services and Recall and Returns Management Services reporting units exceeded book value by a substantial amount; in excess of 100%. Our International Regulated and Compliance Services reporting units' fair value exceeded book value by approximately 85% and had $576.7 million in assigned goodwill.

Other Intangible Assets:
As of June 30, 2014 and December 31, 2013, the values of other intangible assets were as follows:

In thousands
	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$9,423	$6,026	$3,397	$9,405	$5,366	$4,039
Customer relationships	753,243	96,395	656,848	670,889	81,271	589,618
Tradenames	5,370	1,189	4,181	5,283	1,031	4,252
Technology	20,291	703	19,588	611	416	195
Other	336	19	317	91	14	77
Indefinite lived intangibles:
Operating permits	236,407	—	236,407	116,054	—	116,054
Tradenames	5,800	—	5,800	5,800	—	5,800
Total	$1,030,870	$104,332	$926,538	$808,133	$88,098	$720,035
We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year.
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 24.2 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 3.5 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.2 years. We have technology with useful life of 5 to 7 years, with a weighted average remaining useful life of 6.9 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the quarters ended June 30, 2014 and 2013, the aggregate amortization expense was $8.4 million and $6.5 million, respectively. For the six months ended June 30, 2014 and 2013, the aggregate amortization expense was $15.7 million and $13.2 million, respectively.
The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2014	$34,623
2015	37,144
2016	36,795
2017	36,650
2018	36,319
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2014.

NOTE 10 – DEBT
Long-term debt consisted of the following:

In thousands
	June 30, 2014	December 31, 2013
Obligations under capital leases	$15,400	$7,343
$1.2 billion senior credit facility weighted average rate 1.44%, due in 2019	476,321	272,358
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Promissory notes and deferred consideration weighted average rate of 2.01% and weighted average maturity of 3.3 years	297,089	252,195
Foreign bank debt weighted average rate 7.76% and weighted average maturity of 1.9 years	176,392	149,147
Total debt	1,715,202	1,431,043
Less: current portion of total debt	151,289	150,380
Long-term portion of total debt	$1,563,913	$1,280,663
Our $1.2 billion senior credit facility maturing in June 2019, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2014, we were in compliance with all of our financial debt covenants.
On June 3, 2014, we and certain of our subsidiaries entered into a second amended and restated credit agreement (the “new credit agreement”) with Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the new credit agreement, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as syndication agents, and Union Bank, N.A. and Santander Bank, National Association, as co-documentation agents. The new credit agreement amended and restated our prior amended and restated credit agreement dated as of September 21, 2011. The new credit agreement increases our unsecured revolving credit facility from $1.0 billion to $1.2 billion and extends the maturity date of our borrowings from September 21, 2016 to June 3, 2019. We paid $2.1 million in financing fees which will be amortized to interest expense over the life of the new credit agreement.
As of June 30, 2014 and December 31, 2013 we had $212.2 million and $155.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of June 30, 2014 and December 31, 2013 was $511.5 million and $572.6 million, respectively.
Our $100.0 million private placement notes that mature in April 2015 were classified as long-term debt due to our intent to pay this obligation by borrowing on our $1.2 billion senior credit facility.
Guarantees
Shiraishi-Sogyo Co. Ltd. (“Shiraishi”) is an unrelated party in Japan that is expanding its medical waste management business. We have guaranteed Shiriashi’s loan of $4.7 million borrowed from JPMorganChase Bank N.A. which is currently due on December 31, 2014. Based on information currently available, we have concluded the guarantee is not probable of being called and, therefore, we have not recorded any contingent liability relating to this guarantee. We have also extended non-interest bearing loans to Shiraishi for approximately $15.7 million due April 18, 2018, which are reflected in the Condensed Consolidated Balance Sheet as part of long term "Other assets" at June 30, 2014 and December 31, 2013. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed to the Company.
NOTE 11 – ENVIRONMENTAL LIABILITIES
We accrue environmental remediation costs associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations. The liability for environmental and closure costs is included on the consolidated balance sheets in accrued liabilities and other long term liabilities.
When we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars using a weighted-average inflation rate (2.3% at June 30, 2014) and discount the cost to present value using a weighted-average risk-free discount rate (2.8% at June 30, 2014). The inflation rate is calculated based on a weighted-average inflation rate that considers the rate of inflation at the end of the year and average inflation rates for the past 10, 20, and 30 years. The discount rate is a weighted-average year-end discount rate based on rates for U.S. Treasury bonds for the next 10, 20, and 30 years. Both calculations factor in expected timing of cash outflows.
At June 30, 2014 the total environmental remediation liabilities recorded were $30.0 million, of which $2.5 million was classified as accrued liabilities and $27.5 million was classified as other liabilities. The portion of the recorded environmental remediation liabilities that are not subject to inflation or discounting, because the amounts and timing of payments are not fixed or reliably determinable, was $9.4 million. The portion of the recorded environmental remediation liabilities that are subject to inflation or discounting, because the amounts and timing of payments are fixed or reliably determinable, was $20.6 million. The total expected aggregate undiscounted amount of the liability at June 30, 2014 was $39.7 million.
NOTE 12 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments: United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.

Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regulated and compliance solutions	$429,660	$346,486	$798,650	$687,587
Recall and returns solutions	24,720	23,729	47,784	46,263
Total revenues	454,380	370,215	846,434	733,850
Net interest expense	11,642	10,766	22,310	21,497
Income before income taxes	113,046	99,400	217,359	195,356
Income taxes	43,683	38,362	80,722	74,812
Net income attributable to Stericycle, Inc.	$69,363	$61,038	$136,637	$120,544

Depreciation and amortization	$15,729	$12,687	$28,547	$25,262

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regulated and compliance solutions	$186,442	$156,310	$364,343	$306,479
Net interest expense	4,726	2,147	8,956	4,795
Income before income taxes	15,572	20,662	28,320	41,911
Income taxes	2,258	3,257	2,510	8,790
Net income	13,314	17,405	25,810	33,121
Less: net income attributable to noncontrolling interests	741	399	1,362	1,004
Net income attributable to Stericycle, Inc.	$12,573	$17,006	$24,448	$32,117

Depreciation and amortization	$11,752	$9,088	$22,290	$18,001

NOTE 13 – LEGAL PROCEEDINGS
We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time.
Class Action Lawsuits. As we have previously disclosed, we were served on March 12, 2013 with a class action complaint filed in the U.S. District Court for the Western District of Pennsylvania by an individual plaintiff for itself and on behalf of all other “similarly situated” customers of ours. The complaint alleges, among other things, that we imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.
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
We have not accrued any amounts in respect of these class action complaints, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) the class action proceedings are at an early stage and (iii) in our judgment, there are no comparable class action proceedings against other defendants that might provide guidance in making estimates. We review our outstanding legal proceedings with counsel quarterly, and we will disclose an estimate of the reasonably possible loss or range of reasonably possible losses if and when we are able to make such an estimate and the reasonably possible loss or range of reasonably possible losses is material to our financial statements.
Utah Proceedings. On May 28, 2013, we received a notice of violation and order to comply from the State of Utah Division of Air Quality alleging violations of certain conditions of the operating permit for our incineration facility in North Salt Lake relating to emissions and emissions testing at the facility. We have subsequently completed testing, in accordance with protocols approved by the Division of Air Quality, that demonstrates that the facility is currently operating in compliance with applicable emissions standards and our permit conditions. We filed a formal response to the notice of violation on September 27, 2013 and remain in discussions with the Division of Air Quality regarding a resolution of this matter. We estimate that the cost of resolving matters with the Division of Air Quality will not be material to our financial statements.
Junk Fax Lawsuit. On April 2, 2014, we were served with a class action complaint filed in the U.S. District Court for the Northern District of Illinois (Case 1:14-cv-02070) by an individual plaintiff for himself and on behalf of all other “similarly situated” persons. The complaint alleges, among other things, that we sent facsimile transmissions of unsolicited advertisements to plaintiff and others similarly situated in violation of the Junk Fax Prevention Act of 2005. The complaint seeks certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief. On May 22, 2014, we filed our answer to the complaint, generally denying the allegations therein.

PSC Environmental. On April 22, 2014, we completed our acquisition of PSC Environmental Services, LLC (“PSC Environmental”) and consequently became subject to the legal proceedings in which PSC Environmental was a party on that date. PSC Environmental’s operations are regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, remediate contaminated soil and groundwater or otherwise protect the environment. As a result of this continuing regulation, PSC Environmental frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by PSC Environmental or by other parties to which either PSC Environmental or the prior owners of certain of its facilities shipped wastes.
From time to time, PSC Environmental pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. We believe that the fines or other penalties that PSC Environmental may pay in connection with any pending regulatory proceedings of this nature will not, individually or in the aggregate, be material to our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of over 594,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, South Korea, Spain, and the United Kingdom. The regulated solutions we provide include: medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, and hazardous waste disposal. Our compliance solutions include: training, consulting, inbound/outbound communications, data reporting, and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
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
Highlights of the three months ended June 30, 2014:

•	revenues were $640.8 million, up $114.3 million or 21.7% from $526.5 million in the second quarter last year;

•	second quarter gross profit as a percent of revenues decreased to 43.0% from 45.2% in 2013;

•	operating income was $145.4 million, up $11.9 million or 8.9% from $133.5 million in the second quarter last year;

•	we incurred $8.2 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, change in fair value of contingent consideration, and litigation related expenses;

•	cash flow from operations was $93.9 million.

Highlights of the six months ended June 30, 2014:

•	revenues were $1,210.8 million, up $170.4 million or 16.4% from $1,040.3 million in the same period last year;

•	gross profit as a percent of revenues decreased to 43.8% from 45.2% in 2013;

•	operating income was $278.0 million, up $12.9 million or 4.9% from $265.1 million in the same period last year;

•	we incurred $20.2 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, change in fair value of contingent consideration, and litigation related expenses;

•	cash flow from operations was $238.3 million.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2013
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2014		2013
	$	%	$	%
Revenues	$640,822	100.0	$526,525	100.0
Cost of revenues	350,416	54.7	276,385	52.5
Depreciation - cost of revenues	15,102	2.4	12,288	2.3
Total cost of revenues	365,518	57.0	288,673	54.8
Gross profit	275,304	43.0	237,852	45.2
Selling, general and administrative expenses (exclusive of items shown below)	109,329	17.1	91,158	17.3
Acquisition expenses	3,979	0.6	2,324	0.4
Integration expenses	4,679	0.7	1,383	0.3
Change in fair value of contingent consideration	(836)	(0.1)	(122)	0.0
Restructuring costs and plant closure expense	—	—	104	0.0
Litigation expenses	396	0.1	(2)	0.0
Total SG&A expenses (exclusive of depreciation and amortization shown below)	117,547	18.3	94,845	18.0
Depreciation	3,977	0.6	2,954	0.6
Amortization	8,402	1.3	6,533	1.2
Income from operations	145,378	22.7	133,520	25.4
Net interest expense	16,368	2.6	12,913	2.5
Income tax expense	45,941	7.2	41,619	7.9
Net income	82,677	12.9	78,443	14.9
Less: net income attributable to noncontrolling interests	741	0.1	399	0.1
Net income attributable to Stericycle, Inc.	$81,936	12.8	$78,044	14.8
Earnings per share- diluted	$0.95		$0.89
Revenues: Our revenues increased $114.3 million, or 21.7%, in the second quarter of 2014 to $640.8 million from $526.5 million in the same period in 2013. Domestic revenues increased $84.2 million, or 22.7%, to $454.4 million from $370.2 million in the same period in 2013. Organic revenue growth for domestic small account customers increased by $19.4 million, or approximately 9%, driven by higher revenues from our Steri-Safe, regulated waste services for retailers, and other regulated compliance services. Organic revenue from domestic large account customers increased by $9.2 million, or approximately 7%, as we increased the total number of accounts and expanded our reusable sharps services, pharmaceutical waste, and regulated waste services for retailers. Organic revenues for recall and returns management services increased by $1.0 million in 2014 driven by a higher quantity of recall events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $54.6 million to the increase in revenues in the second quarter of 2014.
International revenues increased $30.1 million, or 19.3%, in the second quarter of 2014, to $186.4 million from $156.3 million in the same period in 2013. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2014 and 2013. Organic growth in the international segment contributed

$7.4 million in revenues, or approximately 5%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2014 by $4.4 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions, net of business divestitures, closed within the preceding twelve months contributed approximately $27.1 million to the increase in revenues in the second quarter of 2014.
Cost of Revenues: Our cost of revenues increased $76.8 million, or 26.6%, in the second quarter of 2014 to $365.5 million from $288.7 million in the same period in 2013. Our domestic cost of revenues increased $53.1 million, or 28.4%, in the second quarter of 2014 to $240.3 million from $187.2 million in the same period in 2013 as a result of costs related to a proportional increase in revenues from acquisitions and organic growth.
Our international cost of revenues increased $23.7 million, or 23.3%, in the second quarter of 2014 to $125.2 million from $101.5 million in the same period in 2013 as a result of costs related to proportional increase in revenues from acquisitions and organic growth.
Our consolidated gross profit as a percent of revenues decreased to 43.0% during the second quarter of 2014 from 45.2% during the same period in 2013. In general, international gross profits are lower than domestic gross profits because the international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profits receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Domestic gross profit as a percent of revenues decreased to 47.1% during the second quarter of 2014 from 49.4% in the same period in 2013 primarily due to the inclusion of the PSC Environmental acquisition results in 2014. International gross profit as a percent of revenues decreased to 32.8% during the second quarter of 2014 from 35.1% during the same period in 2013 due to product shift mix on new revenues.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the “Acquisition-related and Other Non-Core Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $18.1 million, or 19.8%, in the second quarter of 2014 to $109.3 million from $91.2 million in the same period in 2013 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percent of revenues, these costs decreased to 17.1% in the second quarter of 2014 from 17.3% during the same period in 2013.
Domestically, second quarter SG&A expenses, excluding Acquisition-related and Other Non-Core Items, depreciation, and amortization expenses, increased $11.2 million, or 17.4%, to $75.5 million from $64.3 million in the same period in 2013. As a percent of revenues, SG&A was at 16.6% in the second quarter of 2014 and 17.4% in the same period in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1%.
Internationally, second quarter SG&A expenses, excluding Acquisition-related and Other Non-Core Items, depreciation, and amortization expenses, increased $6.9 million, or 25.7%, to $33.8 million from $26.9 million in the same period in 2013. As a percent of revenues, SG&A was at 18.1% in the second quarter of 2014 compared to 17.2% in the same period in 2013 in support of new business growth opportunities. As a percent of revenues, amortization expense of acquired intangible assets increased by 0.2%.
During the quarter ended June 30, 2014, we recognized $4.0 million in acquisition expenses, $4.7 million of expenses related to the integration of our acquisitions, $0.4 million in litigation expenses, partially offset by $0.8 million related to a change in the fair value of contingent consideration.

During the quarter ended June 30, 2013, we recognized $2.3 million in acquisition expenses, $1.4 million of expenses related to the integration of our acquisitions, $0.1 million in plant closure expenses, partially offset by $0.1 million related to a change in fair value of contingent consideration.
Income from Operations: Income from operations increased $11.9 million, or 8.9%, in the second quarter of 2014 to $145.4 million from $133.5 million in same period in 2013. Comparison of income from operations between the second quarter of 2014 and the same period of 2013 was affected by Acquisition-related and Other Non-Core Items described above in the SG&A section.
Domestically, our income from operations increased $14.8 million, or 13.4%, to $125.3 million in the second quarter of 2014 from $110.5 million in the same period in 2013. Internationally, our income from operations decreased $2.9 million, or 12.6%, to $20.1 million in the second quarter of 2014 from $23.0 million in the same period in 2013 primarily related to increased acquisition and integration expenses.
Net Interest Expense: Net interest expense increased to $16.4 million during the second quarter of 2014 from $12.9 million during the same period in 2013. The increase in interest expense was due to increased borrowings and higher interest costs in Latin America as well as increased borrowings on the senior credit facility to fund the acquisition of PSC Environmental on April 22, 2014.
Income Tax Expense: Income tax expense increased to $45.9 million in the second quarter of 2014 from $41.6 million in the same period in 2013. The effective tax rates for the quarters ended June 30, 2014 and 2013 were 35.7% and 34.7%, respectively. The increase in the current quarter tax rate as compared to the corresponding period in the prior year is primarily related to a larger net release of unrecognized tax benefit in 2013.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2013
The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2014		2013
	$	%	$	%
Revenues	$1,210,777	100.0	$1,040,329	100.0
Cost of revenues	652,176	53.9	546,058	52.5
Depreciation - cost of revenues	27,828	2.3	24,325	2.3
Total cost of revenues	680,004	56.2	570,383	54.8
Gross profit	530,773	43.8	469,946	45.2
Selling, general and administrative expenses (exclusive of items shown below)	209,509	17.3	179,399	17.2
Acquisition expenses	7,200	0.6	4,127	0.4
Integration expenses	7,164	0.6	2,279	0.2
Change in fair value of contingent consideration	3,953	0.3	(122)	0.0
Restructuring costs and plant closure expense	—	—	104	0.0
Litigation expenses	1,901	0.2	104	0.0
Total SG&A expenses (exclusive of depreciation and amortization shown below)	229,727	19.0	185,891	17.9
Depreciation	7,292	0.6	5,763	0.6
Amortization	15,717	1.3	13,175	1.3
Income from operations	278,037	23.0	265,117	25.5
Net interest expense	31,266	2.6	26,292	2.5
Income tax expense	83,232	6.9	83,602	8.0
Net income	162,447	13.4	153,665	14.8
Less: net income attributable to noncontrolling interests	1,362	0.1	1,004	0.1
Net income attributable to Stericycle, Inc.	$161,085	13.3	$152,661	14.7
Earnings per share- diluted	$1.87		$1.74
Revenues: Our revenues increased $170.4 million, or 16.4%, for the six months ended June 30, 2014 to $1,210.8 million from $1,040.3 million in the same period in 2013. Domestic revenues increased $112.7 million, or 15.4%, to $846.5 million from $733.8 million in the same period in 2013. Organic revenue growth for domestic small account customers increased by $35.2 million, or approximately 8%, driven by an increase in Steri-Safe revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $15.1 million, or approximately 6%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for recall and returns management services increased by $1.5 million in 2014 driven by a higher quantity of recall events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $60.8 million to the increase in revenues in 2014.
International revenues increased $57.8 million, or 18.9%, in 2014, to $364.3 million from $306.5 million in the same period in 2013. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2014 and 2013. Organic growth in the international segment contributed $16.4 million in revenues, or approximately 5%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2014 by $12.4 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed approximately $53.8 million to the increase in revenues in 2014.
Cost of Revenues: Our cost of revenues increased $109.6 million, or 19.2%, for the six months ended June 30, 2014 to $680.0 million from $570.4 million in the same period in 2013. Our domestic cost of revenues increased $65.5 million, or 17.6%, in 2014 to $437.0 million from $371.5 million in the same period in 2013 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $44.1 million, or 22.2%, in the six months ended June 30, 2014 to $243.0 million from $198.9 million in the same period in 2013 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross profit as a percent of revenues decreased to 43.8% during the six months ended June 30, 2014 from 45.2% during the same period in 2013. In general, international gross profits are lower than domestic gross profits because the international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profits receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Domestic gross profit as a percent of revenues decreased to 48.4% in 2014 from 49.4% in the same period in 2013 primarily due to the inclusion of the PSC Environmental acquisition results in 2014. International gross profit as a percent of revenues decreased to 33.3% in 2014 from 35.1% during the same period in 2013 due to product shift mix on new revenues.
Selling, General and Administrative Expenses: Excluding the effect of Acquisition-related and Other Non-Core Items, depreciation, and amortization expenses, our SG&A expenses increased $30.1 million, or 16.8%, in the six months ended June 30, 2014 to $209.5 million from $179.4 million in the same period in 2013 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percent of revenues, these costs increased to 17.3% in 2014 from 17.2% during the same period in 2013.
Domestically, 2014 SG&A expenses, excluding Acquisition-related and Other Non-Core Items, depreciation, and amortization expenses, increased $15.2 million, or 11.8%, to $144.4 million from $129.2 million in the same period in 2013. As a percent of revenues, SG&A was at 17.1% in 2014 compared to 17.6% in the same period in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1%.
Internationally, 2014 SG&A expenses, excluding Acquisition-related and Other Non-Core Items, increased $14.9 million, or 29.7%, to $65.1 million from $50.2 million in the same period in 2013. As a percent of revenues, SG&A was at 17.9% in 2014 compared to 16.4% in the same period in 2013. As a percent of revenues, amortization expense of acquired intangible assets increased by 0.2%.
During the six months ended June 30, 2014, we recognized $7.2 million in acquisition expenses, $7.2 million of expenses related to the integration of our acquisitions, $1.9 million in litigation settlement expense, and $4.0 million related to a change in fair value of contingent consideration.
During the six months ended June 30, 2013, we recognized $4.1 million in acquisition expenses, $2.3 million of expenses related to the integration of our acquisitions, $0.1 million of plant closure expenses, $0.1 million in litigation settlement expense, partially offset by $0.1 million related to a change in fair value of contingent consideration.
Income from Operations: Income from operations increased $12.9 million, or 4.9%, for the six months ended June 30, 2014 to $278.0 million from $265.1 million in same period in 2013. Comparison of income from operations between 2014 and the same period of 2013 was affected by Acquisition-related and Other Non-Core Items described above in the SG&A section.
Domestically, our income from operations increased $23.3 million, or 10.7%, to $240.8 million in 2014 from $217.5 million in the same period in 2013. Internationally, our income from operations decreased $10.4 million, or 21.8%, to $37.2 million in 2014 from $47.6 million in the same period in 2013. The decrease in international income from operations is primarily related to an increase in acquisition and integration expense and expense related to the change in fair value of contingent consideration.
Net Interest Expense: Net interest expense increased to $31.3 million during the six months ended June 30, 2014 from $26.3 million during the same period in 2013. The increase in interest expense was due to increased borrowings and higher interest costs in Latin America as well as increased borrowings on the senior credit facility to fund the acquisition of PSC Environmental on April 22, 2014.
Income Tax Expense: Income tax expense decreased slightly to $83.2 million in the six months ended June 30, 2014 from $83.6 million in the same period in 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 were 33.9% and 35.2%, respectively. The decrease in the current year tax rate as compared to the corresponding period in the prior year and the statutory tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with entity mergers in Brazil.

LIQUIDITY AND CAPITAL RESOURCES
Our $1.2 billion senior credit facility maturing in June 2019, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2014, we were in compliance with all of our financial debt covenants.
On June 3, 2014, we and certain of our subsidiaries entered into a second amended and restated credit agreement (the “new credit agreement”) with Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the new credit agreement, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as syndication agents, and Union Bank, N.A. and Santander Bank, National Association, as co-documentation agents. The new credit agreement amended and restated our prior amended and restated credit agreement dated as of September 21, 2011, as amended. The new credit agreement increases our unsecured revolving credit facility from $1.0 billion to $1.2 billion and extends the maturity date of our borrowings from September 21, 2016 to June 3, 2019. We paid $2.1 million in financing fees which will be amortized to interest expense over the life of the new credit agreement.
As of June 30, 2014, we had $476.3 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $127.3 million. We also had $212.2 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of June 30, 2014 was $511.5 million. At June 30, 2014, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.125% on our revolving credit facility.

•	For borrowings less than one month, the higher of the following

◦	Federal funds rate plus 0.5%

◦	Euro Currency rate plus 1.0% or the prime rate

•	For borrowings greater than one month: LIBOR plus 1.0%.
The weighted average rate of interest on the unsecured revolving credit facility was 1.44% per annum, which includes the 0.125% facility fee at June 30, 2014.
As of June 30, 2014, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015. These notes have been classified as long-term debt due to our intent to pay this obligation by borrowing on our $1.2 billion senior credit facility.
As of June 30, 2014, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of June 30, 2014, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of June 30, 2014, we had $297.1 million in promissory notes issued in connection with acquisitions during 2007 through 2014, $176.4 million in foreign subsidiary bank debt outstanding, and $15.4 million in capital lease obligations.
Working Capital: At June 30, 2014, our working capital decreased $46.0 million to $78.0 million compared to $124.1 million at December 31, 2013.
Current assets increased by $26.6 million. Net accounts receivable (inclusive of acquisitions) increased by $63.0 million, offset by a $41.8 million decrease in cash and cash equivalents. Days sales outstanding (“DSO”) was calculated at 62 days at June 30, 2014 and 63 days at December 31, 2013 which was affected by acquired receivables of approximately $54.2 million. Current liabilities increased by $72.7 million of which approximately $58.4 million can be attributed to acquired accounts payable and accrued liabilities, and $23.6 million in other current liabilities related to entities showing "negative cash" due to book to bank differences.
Net Cash Provided or Used: Net cash provided by operating activities increased $61.8 million, or 35.0%, to $238.3 million during the six months ended June 30, 2014 compared to $176.6 million for the comparable period in 2013. The increase is primarily related to stronger collections period over period on higher revenues. Cash provided by operations as a ratio to net income was 147% and 115% for the six months ended June 30, 2014 and 2013, respectively.
Net cash used in investing activities for the six months ended June 30, 2014 was $350.6 million compared to $100.8 million in the comparable period in 2013. We used $241.4 million more in funds to acquire new businesses in 2014. Our capital expenditures, as a percent of revenues, were at 3.6% in both 2014 and same period in 2013.
Net cash provided by financing activities was $70.8 million during the six months ended June 30, 2014 compared to $88.5 million net cash used in the comparable period in 2013. In 2014, we had $201.0 net borrowings on our senior credit facility which we used to fund of our current year acquisitions compared to $16.7 million of net repayments in the same period in 2013. We had share repurchases of $137.2 million in 2014 compared to $66.2 million in 2013, an increase of $71.0 million.
Guarantees: Shiraishi-Sogyo Co. Ltd. (“Shiraishi”) is an unrelated party in Japan that is expanding its medical waste management business. We have guaranteed Shiriashi’s loan of $4.7 million borrowed from JPMorganChase Bank N.A. which is currently due on December 31, 2014. Based on information currently available, we have concluded the guarantee is not probable of being called and, therefore, we have not recorded any contingent liability relating to this guarantee. We have also extended non-interest bearing loans to Shiraishi for approximately $15.7 million due April 18, 2018, which are reflected in the Condensed Consolidated Balance Sheet as part of long term "Other assets" at June 30, 2014 and December 31, 2013. There is a collateral agreement in place on the assets of Shiraishi and related companies in support of amounts owed to the Company.
Annual Impairment Test: We completed our annual goodwill impairment test during the second quarter of 2014. We used both a market approach and an income approach to determine the fair value of our reporting units. The market approach compares the market capitalization of the company as a whole, which is the fair value, and allocates a portion of that fair value to each reporting unit based on that reporting unit’s historic cash flows, as measured by a modified Earnings Before Interest, Taxes, Depreciation, and Amortization. The income approach uses estimates of future cash flows discounted to a present value to arrive at a fair value. Both the market and income approaches indicated no impairment to any of our three reporting units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $6.5 million on a pre-tax basis.
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

Internal Control Over Financial Reporting
The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of June 30, 2014, we had purchased a cumulative total of 19,423,153 shares.

The following table provides information about our purchases of shares of our common stock during the six months ended June 30, 2014:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	193,172	$115.04	193,172	2,134,306
February 1 - February 28, 2014	406,260	114.11	406,260	5,812,288
March 1 - March 31, 2014	86,558	112.72	86,558	5,725,730
April 1 - April 30, 2014	355,603	111.03	355,603	5,370,127
May 1 - May 31, 2014	171,640	112.82	171,640	5,198,487
June 1 - June 30, 2014	—	—	—	5,198,487
Total	1,213,233	113.08	1,213,233	5,198,487

ITEM 6. EXHIBITS

3(i).1	Fourth Certificate of Amendment to Amended and Restated Certificate of Incorporation of Stericycle, Inc.

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 7, 2014

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)