Form 10-Q
period 2014-09-30
STERICYCLE INC
filed 2014-11-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 3, 2014 there were 84,924,367 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$41,985	$67,167
Short-term investments	479	413
Accounts receivable, less allowance for doubtful accounts of $19,478 in 2014 and $19,134 in 2013	456,461	388,996
Deferred income taxes	18,185	18,031
Prepaid expenses	37,929	28,379
Other current assets	37,638	37,279
Total Current Assets	592,677	540,265
Property, plant and equipment, net	498,577	358,967
Goodwill	2,415,210	2,231,582
Intangible assets, less accumulated amortization of $109,135 in 2014 and $88,098 in 2013	910,928	720,035
Other assets	28,242	37,124
Total Assets	$4,445,634	$3,887,973
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$165,074	$150,380
Accounts payable	131,617	89,146
Accrued liabilities	139,025	107,445
Deferred revenues	22,406	18,826
Other current liabilities	57,183	50,387
Total Current Liabilities	515,305	416,184
Long-term debt, net of current portion	1,512,333	1,280,663
Deferred income taxes	470,383	396,119
Other liabilities	67,426	27,469
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,774,015 issued and outstanding in 2014 and 85,500,037 issued and outstanding in 2013)	848	855
Additional paid-in capital	256,641	195,110
Accumulated other comprehensive loss	(95,351)	(56,468)
Retained earnings	1,694,549	1,610,964
Total Stericycle, Inc.’s Equity	1,856,687	1,750,461
Noncontrolling interest	23,500	17,077
Total Equity	1,880,187	1,767,538
Total Liabilities and Equity	$4,445,634	$3,887,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$667,877	$534,579	$1,878,654	$1,574,908
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	373,973	280,645	1,026,149	826,703
Depreciation - cost of revenues	15,235	12,531	43,063	36,856
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	125,603	96,689	355,330	282,580
Depreciation – selling, general and administrative expenses	5,033	2,610	12,325	8,373
Amortization	8,497	6,709	24,214	19,884
Total Costs and Expenses	528,341	399,184	1,461,081	1,174,396
Income from Operations	139,536	135,395	417,573	400,512
Other Income (Expense):
Interest income	27	151	97	420
Interest expense	(16,644)	(13,467)	(47,980)	(40,028)
Other expense, net	(477)	(1,341)	(1,569)	(2,899)
Total Other Expense	(17,094)	(14,657)	(49,452)	(42,507)
Income Before Income Taxes	122,442	120,738	368,121	358,005
Income Tax Expense	39,401	39,906	122,633	123,508
Net Income	$83,041	$80,832	$245,488	$234,497
Less: Net Income Attributable to Noncontrolling Interests	196	285	1,558	1,289
Net Income Attributable to Stericycle, Inc.	$82,845	$80,547	$243,930	$233,208
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.98	$0.94	$2.87	$2.71
Diluted	$0.96	$0.92	$2.83	$2.67
Weighted Average Number of Common Shares Outstanding:
Basic	84,858,360	85,849,656	84,940,975	86,021,764
Diluted	86,116,455	87,401,565	86,237,202	87,497,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$83,041	$80,832	$245,488	$234,497

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	(51,552)	23,549	(40,777)	(17,070)
Amortization of cash flow hedge into income, net of tax ($55 and $50, and $155 and $150) for the three-and nine-months ended September 30, 2014 and 2013, respectively)	97	79	254	236
Change in fair value of cash flow hedge, net of tax ($0 and $0, and $47 and $0) for the three-and nine-months ended September 30, 2014 and 2013, respectively)	(159)	—	(308)	—
Total Other Comprehensive Income/ (Loss)	(51,614)	23,628	(40,831)	(16,834)

Comprehensive Income	31,427	104,460	204,657	217,663
Less: Comprehensive Income/ (Loss) Attributable to Noncontrolling Interests	(1,621)	347	(390)	389
Comprehensive Income Attributable to Stericycle, Inc.	$33,048	$104,113	$205,047	$217,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$245,488	$234,497
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	13,365	12,088
Excess tax benefit of stock options exercised	(10,747)	(12,354)
Depreciation	55,388	45,229
Amortization	24,214	19,884
Deferred income taxes	8,833	15,623
Change in fair value of contingent consideration	3,953	(307)
Other	1,379	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(25,420)	(43,816)
Accounts payable	13,383	3,258
Accrued liabilities	17,640	21,420
Deferred revenues	2,326	(614)
Other assets and liabilities	(4,830)	41,181
Net cash provided by operating activities	344,972	336,089
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(328,811)	(131,902)
(Purchases of)/ proceeds from investments	(2,051)	45
Capital expenditures	(66,262)	(54,329)
Net cash used in investing activities	(397,124)	(186,186)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(45,031)	(48,858)
Borrowings on foreign bank debt	151,605	164,669
Repayments on foreign bank debt	(136,025)	(163,941)
Borrowings on senior credit facility	1,154,100	731,015
Repayments on senior credit facility	(979,059)	(725,940)
Payments on capital lease obligations	(4,014)	(2,623)
Payments of deferred financing costs	(2,280)	—
Purchases and cancellations of treasury stock	(157,004)	(114,531)
Proceeds from issuance of common stock	33,904	33,827
Excess tax benefit of stock options exercised	10,747	12,354
Payments to noncontrolling interests	(732)	(1,018)
Net cash provided by/ (used in) financing activities	26,211	(115,046)
Effect of exchange rate changes on cash and cash equivalents	759	(1,795)
Net (decrease)/ increase in cash and cash equivalents	(25,182)	33,062
Cash and cash equivalents at beginning of period	67,167	34,659
Cash and cash equivalents at end of period	$41,985	$67,721

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$100,944	$88,530
Issuances of obligations for purchases of noncontrolling interest	—	2,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2014 and
Year Ended December 31, 2013
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323
Net income				311,372		1,712	313,084
Currency translation adjustment					(17,718)	(1,442)	(19,160)
Change in qualifying cash flow hedge, net of tax					314		314
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	973	10	47,991				48,001
Purchase/ cancellation of treasury stock	(1,461)	(15)	—	(163,685)			(163,700)
Stock compensation expense			17,457				17,457
Excess tax benefit of stock options exercised			17,153				17,153
Noncontrolling interests attributable to acquisitions						4,211	4,211
Reduction to noncontrolling interests due to additional ownership			(4,211)			(2,926)	(7,137)
Payments to noncontrolling interests						(8)	(8)
Balance at December 31, 2013	85,500	$855	$195,110	$1,610,964	$(56,468)	$17,077	$1,767,538
Net income				243,930		1,558	245,488
Currency translation adjustment					(38,829)	(1,948)	(40,777)
Change in qualifying cash flow hedge, net of tax					(54)		(54)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	686	7	37,419				37,426
Purchase/ cancellation of treasury stock	(1,412)	(14)	—	(160,345)			(160,359)
Stock compensation expense			13,365				13,365
Excess tax benefit of stock options exercised			10,747				10,747
Noncontrolling interests attributable to acquisitions						6,943	6,943
Reduction to noncontrolling interests due to additional ownership						(130)	(130)
Balance at September 30, 2014	84,774	$848	$256,641	$1,694,549	$(95,351)	$23,500	$1,880,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, “we”, “us” or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. At December 31, 2013, the Company recorded an immaterial correction of an error to reclassify $5.2 million of book overdrafts from cash and cash equivalents to other current liabilities. This adjustment had no impact on previously reported stockholders' equity, net income, or earnings per share. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2013, as filed with our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2014.
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

NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the nine months ended September 30, 2014:

Acquisition Locations	2014
United States	12
Brazil	1
Canada	2
Chile	3
Japan	2
Portugal	5
Romania	3
South Korea	1
Spain	3
United Kingdom	3
Total	35
During the quarter ended March 31, 2014, we completed five acquisitions. Domestically, we acquired selected assets of one regulated waste business and selected assets of one communication solutions business. Internationally, in Portugal, we acquired 100% of the stock of three regulated waste businesses.
During the quarter ended June 30, 2014, we completed fourteen acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business, selected assets of two regulated waste businesses, and one communication solutions business. Internationally, in Brazil, we acquired selected assets of one regulated waste business. In Canada, we acquired 100% of the stock of one communication solutions business. In Chile, we acquired 100% of the stock of one regulated waste business, and 90% of the stock of another. In South Korea, which represents a new market for us, we acquired 75.5% of the stock of one regulated waste business. In Portugal, we acquired 100% of the stock of one regulated waste business. In Romania, we acquired selected assets of one regulated waste business and 100% of the stock of another. In Spain, we acquired selected assets of one regulated waste business. In addition, we acquired selected assets of one regulated waste business in the United Kingdom.
During the quarter ended September 30, 2014, we completed sixteen acquisitions. Domestically, we acquired selected assets of five regulated waste businesses and one communication solutions business. In Canada, we acquired 100% of the stock of one communication solutions business. In Chile, we acquired 100% of the stock of one regulated waste business. In Japan, we acquired 100% of the stock of two regulated waste businesses. In Portugal, we acquired 100% of the stock of one regulated waste business. In Romania, we acquired selected assets of one regulated waste business. In Spain, we acquired 100% of the stock of one regulated waste business and selected assets of one regulated waste business. In addition, we acquired 100% of the stock of two regulated waste businesses in the United Kingdom.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the nine months ended September 30:

In thousands
	Nine Months Ended September 30,
	2014	2013
Cash	$328,811	$131,902
Promissory notes	78,325	56,602
Deferred consideration	6,124	28,550
Contingent consideration	16,495	3,378
Total purchase price	$429,755	$220,432
For financial reporting purposes, our 2014 and 2013 acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the nine months ended September 30, 2014, we recognized a net increase in goodwill of $202.4 million excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net increase of $176.2 million was assigned to our United States reportable segment, and a net increase of $26.2 million was assigned to our International reportable segment. Approximately $99 million of the goodwill recognized during the nine months ended September 30, 2014 will be deductible for income taxes.
During the nine months ended September 30, 2014, we recognized a net increase in intangible assets from acquisitions of $242.8 million, excluding the effect of foreign currency translation. The changes include $97.0 million in the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years, $145.3 million in permits with indefinite lives, and $0.2 million in tradename with an amortizable life of 15 years, and $0.3 million in other intangibles with an amortizable life of 10 years.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the nine months ended September 30:

In thousands
	Nine Months Ended September 30,
	2014	2013
Fixed assets	$127,621	$10,683
Intangibles	242,792	79,798
Goodwill	202,391	153,482
Accounts receivable	56,696	9,392
Accounts payable	(32,561)	(6,100)
Net other (liabilities)/ assets	(67,564)	(6,448)
Debt	(22,097)	(3,642)
Net deferred tax liabilities	(70,580)	(12,521)
Noncontrolling interests	(6,943)	(4,212)
Total purchase price allocation	$429,755	$220,432

During the nine months ended September 30, 2014 and 2013, the Company incurred $10.7 million and $6.2 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" ("SG&A") on our Condensed Consolidated Statements of Income.

Included in the acquisitions discussed above for the quarter ended June 30, 2014 is the acquisition of 100% of the stock of PSC Environmental Services, LLC ("PSC Environmental"), which was consummated on April 22, 2014. Subject to various adjustments, the total consideration for the PSC Environmental acquisition was $284.0 million, of which $248.2 million was paid in cash, $30.0 million was paid by a two-year promissory note, and $5.8 million of the total purchase price represents contingent consideration which is based on Stericycle's expected future utilization of acquired net operating losses. A portion of the cash payment was applied to pay PSC Environmental’s indebtedness as of the closing date. As part of the PSC Environmental acquisition, we assumed $30.0 million in environmental remediation liabilities (see Note 11 - Environmental Liabilities, in the Notes to the Condensed Consolidated Financial Statements).
Included in the acquisitions discussed above for the quarter ended September 30, 2014 is the acquisition of 100% of the stock of Shiraishi-Sogyo Co. Ltd. ("Shiraishi"). Consideration for the acquisition of Shiraishi included the effective settlement of pre-existing non-interest bearing loans we extended to Shiraishi for $15.7 million and the assumption of Shiraishi's bank debt of $4.7 million.

The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. The pro forma revenues for the nine months ended September 30, 2014 from the aggregate acquisitions was approximately $241 million, which includes $131.7 million estimated impact to 2014 reported revenues. Our pro forma earnings include estimates for intangible asset amortization expense but does not include estimated synergies as the timing and realizability of synergies is uncertain. The following consolidated pro forma information on the impact of these acquisitions to our consolidated revenues is based on the assumption that these acquisitions all occurred on January 1, 2014 and 2013.

In thousands
	Nine Months Ended September 30,
	2014	2013
Revenues	1,987,813	1,815,807
Net income	246,570	236,030
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

In thousands
		Fair Value Measurements Using
	Total as of September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$41,985	$41,985	$—	$—
Short-term investments	479	479	—	—
Total assets	$42,464	$42,464	$—	$—
Liabilities:
Contingent consideration	$28,806	$—	$—	$28,806
Total liabilities	$28,806	$—	$—	$28,806

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$67,167	$67,167	$—	$—
Short-term investments	413	413	—	—
Total assets	$67,580	$67,580	$—	$—
Liabilities:
Contingent consideration	$12,527	$—	$—	$12,527
Total liabilities	$12,527	$—	$—	$12,527
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $28.8 million, of which $16.4 million was classified as current liabilities at September 30, 2014. Contingent consideration liabilities were $12.5 million at December 31, 2013. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $36.7 million at September 30, 2014. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of “Other current liabilities” and “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2013	$12,527
Increases due to acquisitions	16,495
Decrease due to change of noncontrolling interests	(635)
Decrease due to payments	(2,916)
Changes due to foreign currency fluctuations	(618)
Changes in fair value reflected in Selling, general, and administrative expenses	3,953
Contingent consideration at September 30, 2014	$28,806
Fair Value of Debt: At September 30, 2014, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.67 billion compared to a carrying amount of $1.68 billion. At December 31, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.43 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
There were no movements of items between fair value hierarchies.
NOTE 5 – INCOME TAXES
We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended September 30, 2014, we had immaterial net decreases to our accruals related to a reassessment of previous and current uncertain tax positions. The effective tax rates for the quarters ended September 30, 2014 and 2013 were approximately 32.2% and 33.1%, respectively. The decrease in the current quarter tax rate as compared to the corresponding period in the prior year is primarily related to a recognition of certain tax benefits in 2014 that were previously uncertain.

NOTE 6 – STOCK BASED COMPENSATION
At September 30, 2014, we had the following stock option and stock purchase plans:

•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006; and

•	the Employee Stock Purchase Plan (“ESPP”), which our stockholders approved in May 2001.
Stock-Based Compensation Expense:
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues – stock option plan	$14	$32	$42	$102
Selling, general and administrative – stock option plan	3,600	3,561	11,459	10,265
Selling, general and administrative – RSUs	319	389	948	967
Selling, general and administrative – ESPP	308	163	916	754
Total pre-tax expense	$4,241	$4,145	$13,365	$12,088

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax benefit recognized in Statement of Income	$1,319	$1,109	$3,248	$3,493
Excess tax benefit realized	3,667	3,981	10,747	12,354

Stock Options:

Stock option activity for the nine months ended September 30, 2014, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,540,482	$70.29
Granted	975,038	115.31
Exercised	(646,434)	53.91
Forfeited	(101,361)	93.91
Canceled or expired	(1,657)	80.96
Outstanding at September 30, 2014	5,766,068	$79.32	6.25	$214,733
Exercisable at September 30, 2014	3,030,962	$63.97	5.18	$159,403
Vested and expected to vest at September 30, 2014	5,527,430	$78.34

As of September 30, 2014, there was $49.0 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.05 years.
The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day in the quarter ended September 30, and the exercise price associated with the respective option).

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total intrinsic value of options exercised	$14,375	$12,809	$40,893	$40,537

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options granted (shares)	11,555	4,950	975,038	1,050,080
Weighted average fair value at grant date	$21.32	$26.51	$21.30	$21.99
Assumptions:
Expected term (in years)	4.78	5.75	4.75	5.83
Expected volatility	16.98%	26.20%	17.39%	27.05%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.59%	1.67%	1.52%	1.00%
Restricted Stock Units:
Restricted stock units ("RSUs") vest at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio.
A summary of the status of our non-vested RSUs and changes during the nine months ended September 30, 2014, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Total Aggregate Intrinsic Value
			(in thousands)
Non-vested at beginning of year	70,457	$88.32
Granted	16,334	115.67
Vested and released	(17,288)	85.00
Forfeited	(5,610)	89.21
Non-vested at September 30, 2014	63,893	$96.13	$7,447

As of September 30, 2014, there was $4.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.12 years.
NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the nine months ended September 30, 2014:

	Number of Shares Repurchased and Canceled	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended March 31, 2014	685,990	$78,340	$114.20
Three months ended June 30, 2014	527,243	58,846	111.61
Three months ended September 30, 2014	198,728	23,173	116.60
Nine months ended September 30, 2014	1,411,961	$160,359	$113.57

Three months ended March 31, 2013	74,820	$7,160	$95.70
Three months ended June 30, 2013	540,390	59,015	109.21
Three months ended September 30, 2013	421,060	48,356	114.84
Nine months ended September 30, 2013	1,036,270	$114,531	$110.52

Of the 198,728 shares repurchased during the three months ended September 30, 2014, 29,100 shares in the amount of $3.4 million were not settled. This amount is recognized as part of other accrued liabilities on our Condensed Consolidated Balance Sheet at September 30, 2014.
NOTE 8 – EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and RSUs. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$82,845	$80,547	$243,930	$233,208
Denominator:
Denominator for basic earnings per share-weighted average shares	84,858,360	85,849,656	84,940,975	86,021,764
Effect of diluted securities:
Employee stock options	1,258,095	1,551,909	1,296,227	1,475,512
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,116,455	87,401,565	86,237,202	87,497,276
Earnings per share – Basic	$0.98	$0.94	$2.87	$2.71
Earnings per share – Diluted	$0.96	$0.92	$2.83	$2.67
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
Goodwill:
We have two geographical reportable segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since January 1, 2013, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of January 1, 2013	$1,616,286	$448,817	$2,065,103
Goodwill acquired during year	57,250	116,534	173,784
Purchase accounting allocation adjustments	4,541	1,470	6,011
Changes due to foreign currency fluctuations	—	(13,316)	(13,316)
Balance as of December 31, 2013	1,678,077	553,505	2,231,582
Goodwill acquired during year	180,990	43,300	224,290
Purchase accounting allocation adjustments	(4,825)	(17,074)	(21,899)
Changes due to foreign currency fluctuations	—	(18,763)	(18,763)
Balance as of September 30, 2014	$1,854,242	$560,968	$2,415,210
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
The results of our goodwill impairment test using the income approach indicated the fair value of our Domestic Regulated and Compliance Services and Recall and Returns Management Services reporting units exceeded book value by a substantial amount; in excess of 100%. Our International Regulated and Compliance Services reporting units' fair value exceeded book value by approximately 85% and had $576.7 million in assigned goodwill at June 30, 2014.
Other Intangible Assets:
As of September 30, 2014 and December 31, 2013, the values of other intangible assets were as follows:

In thousands
	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$8,548	$5,459	$3,089	$9,405	$5,366	$4,039
Customer relationships	749,903	101,927	647,976	670,889	81,271	589,618
Tradenames	5,235	1,234	4,001	5,283	1,031	4,252
Technology	611	495	116	611	416	195
Other	555	20	535	91	14	77
Indefinite lived intangibles:
Operating permits	249,411	—	249,411	116,054	—	116,054
Tradenames	5,800	—	5,800	5,800	—	5,800
Total	$1,020,063	$109,135	$910,928	$808,133	$88,098	$720,035

During the quarter ended September 30, 2014, we wrote off $1.4 million in operating permits due to rationalizing certain of our domestic and international operations. These expenses are reflected as part of "Selling, general and administrative expenses." Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirers' intended use for these assets.This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets. We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year, or more frequently, if circumstances indicate that they may be impaired.
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 23.7 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 3.4 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.1 years. We have technology with a useful life of 5 years, with a weighted average remaining useful life of 1.3 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the quarters ended September 30, 2014 and 2013, the aggregate amortization expense was $8.5 million and $6.7 million, respectively. For the nine months ended September 30, 2014 and 2013, the aggregate amortization expense was $24.2 million and $19.9 million, respectively.
The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2014	$32,832
2015	35,043
2016	34,698
2017	34,553
2018	34,223
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2014.

NOTE 10 – DEBT
Long-term debt consisted of the following:

In thousands
	September 30, 2014	December 31, 2013
Obligations under capital leases	$14,971	$7,343
$1.2 billion senior credit facility weighted average rate 1.61%, due in 2019	443,972	272,358
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Promissory notes and deferred consideration weighted average rate of 1.98% and weighted average maturity of 3.3 years	294,082	252,195
Foreign bank debt weighted average rate 7.52% and weighted average maturity of 1.7 years	174,382	149,147
Total debt	1,677,407	1,431,043
Less: current portion of total debt	165,074	150,380
Long-term portion of total debt	$1,512,333	$1,280,663
Our $1.2 billion senior credit facility maturing in June 2019, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2014, we were in compliance with all of our financial debt covenants.
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
As of September 30, 2014 and December 31, 2013 we had $187.7 million and $155.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of September 30, 2014 and December 31, 2013 was $568.3 million and $572.6 million, respectively.
Our $100.0 million private placement notes that mature in April 2015 were classified as long-term debt due to our intent to pay this obligation by borrowing on our $1.2 billion senior credit facility.

NOTE 11 – ENVIRONMENTAL LIABILITIES
We accrue environmental remediation costs associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations. The liability for environmental and closure costs is included in the Condensed Consolidated Balance Sheets in part of "Accrued liabilities" and "Other liabilities".
When we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars using a weighted-average inflation rate (2.1% at September 30, 2014) and discount the cost to present value using a weighted-average risk-free discount rate (2.7% at September 30, 2014). The inflation rate is calculated based on a weighted-average inflation rate that considers the rate of inflation at the end of the year and average inflation rates for the past 10, 20, and 30 years. The discount rate is a weighted-average year-end discount rate based on rates for U.S. Treasury bonds for the next 10, 20, and 30 years. Both calculations factor in expected timing of cash outflows.
At September 30, 2014, the total environmental remediation liabilities recorded were $29.9 million, of which $1.3 million was classified as accrued liabilities and $28.6 million was classified as other liabilities. The portion of the recorded environmental remediation liabilities that are not subject to inflation or discounting, because the amounts and timing of payments are not fixed or reliably determinable, was $9.2 million. The portion of the recorded environmental remediation liabilities that are subject to inflation or discounting, because the amounts and timing of payments are fixed or reliably determinable, was $20.7 million. The total expected aggregate undiscounted amount of the liability at September 30, 2014 was $38.5 million.
NOTE 12 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments: United States (which includes Puerto Rico) and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.
Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Regulated and compliance solutions	$454,046	$353,049	$1,252,696	$1,040,636
Recall and returns solutions	16,611	25,071	64,395	71,334
Total revenues	470,657	378,120	1,317,091	1,111,970
Net interest expense	11,559	10,786	33,869	32,283
Income before income taxes	108,318	103,925	325,447	299,281
Income taxes	34,242	34,687	114,902	109,499
Net income attributable to Stericycle, Inc.	$74,076	$69,238	$210,545	$189,782

Depreciation and amortization	$16,948	$12,041	$45,726	$37,303

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Regulated and compliance solutions	$197,220	$156,459	$561,563	$462,938
Net interest expense	5,058	2,530	14,014	7,325
Income before income taxes	14,124	16,813	42,674	58,724
Income taxes	5,159	5,219	7,731	14,009
Net income	8,965	11,594	34,943	44,715
Less: net income attributable to noncontrolling interests	196	285	1,558	1,289
Net income attributable to Stericycle, Inc.	$8,769	$11,309	$33,385	$43,426

Depreciation and amortization	$11,817	$9,809	$33,876	$27,810

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
The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act (which the class action complaint describes at some length). The New York investigation arose out of a qui tam (or “whistle blower”) complaint under the federal False Claims Act and comparable state statutes which was filed under seal in the U.S. District Court for the Northern District of Illinois in April 2008 by a former employee of ours. The qui tam complaint was filed on behalf of the United States and 14 states and the District of Columbia. On September 4, 2013, we filed our answer to Plaintiff-Relator’s Second Amended Complaint, generally denying the allegations therein. Also, as previously disclosed, Tennessee, Massachusetts, Virginia and North Carolina have issued civil investigative demands to explore the allegations made on their behalf in the qui tam complaint but have not yet decided whether to join the Illinois action. The qui tam case is in the early stages of discovery.
Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in California, Florida, Illinois, Mississippi and Utah and in state court in California. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation (MDL) granted our Motion to Transfer these related actions to the Northern District of Illinois for centralized pretrial proceedings. On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL action, generally denying the allegations therein. The MDL action is in the early stages of discovery.
We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We intend to vigorously defend ourselves against each of these lawsuits.
We have not accrued any amounts in respect of these lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) the proceedings are at an early stage and (iii) in our judgment, there are no comparable proceedings against other defendants that might provide guidance in making estimates.
Utah Proceedings. On May 28, 2013, we received a notice of violation and order to comply from the State of Utah Division of Air Quality alleging violations of certain conditions of the operating permit for our incineration facility in North Salt Lake relating to emissions and emissions testing at the facility. We have subsequently completed testing, in accordance with protocols approved by the Division of Air Quality, that demonstrates that the facility is currently operating in compliance with applicable emissions standards and our permit conditions. We filed a formal response to the notice of violation on September 27, 2013 and remain in discussions with the Division of Air Quality regarding a resolution of this matter. A hearing before an administrative law judge has been scheduled for July 2015 in the event that a resolution has not been achieved by that date. We estimate that the cost of resolving matters with the Division of Air Quality will not be material to our financial statements.
Junk Fax Lawsuit. On April 2, 2014, we were served with a class action complaint filed in the U.S. District Court for the Northern District of Illinois (Case 1:14-cv-02070) by an individual plaintiff for himself and on behalf of all other “similarly situated” persons. The complaint alleges, among other things, that we sent facsimile transmissions of unsolicited advertisements to plaintiff and others similarly situated in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”). The complaint seeks certification of the lawsuit as a class action and the award to class members of the greater of actual damages or the sum of $500 for each violation and injunctive and other relief. Under the TCPA, the statutory remedy of $500 per violation may be trebled if the Court finds the violations to be willful or knowing. On May 22, 2014, we filed our answer to the complaint, generally denying the allegations therein. Discovery in the case is proceeding.
We have not accrued any amounts in respect of the TCPA action, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) the proceedings are at an early stage and discovery is ongoing and (ii) other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique facts and circumstances.
We review all of our outstanding legal proceedings with counsel quarterly, and we will disclose an estimate of any reasonably possible loss or range of reasonably possible losses if and when we are able to make such an estimate and the reasonably possible loss or range of reasonably possible losses is material to our financial statements.

Environmental Matters. On April 22, 2014, we completed our acquisition of PSC Environmental Services, LLC (“PSC Environmental”) and consequently became subject to the legal proceedings in which PSC Environmental was a party on that date. PSC Environmental’s operations are regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, remediate contaminated soil and groundwater or otherwise protect the environment. As a result of this continuing regulation, PSC Environmental frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by PSC Environmental or by other parties to which either PSC Environmental or the prior owners of certain of its facilities shipped wastes.
From time to time, PSC Environmental pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. We believe that the fines or other penalties that PSC Environmental may pay in connection with any pending regulatory proceedings of this nature will not, individually or in the aggregate, be material to our financial statements.
On September 18, 2014, our wholly-owned subsidiary, Stericycle Specialty Waste Solutions, Inc., received a notice of violation (“NOV”) from the New Mexico Environment Department (“NMED”) concerning our 10-day transfer facility in Albuquerque. The violations alleged in the NOV generally relate to the management of Conditionally Exempt Small Quantity Generator (“CESQG”) waste under a CESQG agreement that we have with NMED, as well as some recordkeeping matters. We have met with NMED and are currently in discussions regarding a resolution of the matters alleged in the NOV. We believe that the penalties ultimately assessed under the NOV could exceed $100,000 but that, in any event, they will not be material to our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of nearly 599,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, South Korea, Spain, and the United Kingdom. The regulated solutions we provide include: medical waste disposal, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, and hazardous waste disposal. Our compliance solutions include: training, consulting, inbound/outbound communications, data reporting, and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
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
Highlights of the three months ended September 30, 2014:

•	revenues were $667.9 million, up $133.3 million or 24.9% from $534.6 million in the third quarter last year;

•	third quarter gross profit as a percent of revenues decreased to 41.7% from 45.2% in 2013;

•	operating income was $139.5 million, up $4.1 million or 3.1% from $135.4 million in the third quarter last year;

•	we incurred $14.7 million in pre-tax expenses related to acquisitions, integration, plant conversion, and litigation related expenses;

•	cash flow from operations was $106.6 million.

Highlights of the nine months ended September 30, 2014:

•	revenues were $1,878.7 million, up $303.7 million or 19.3% from $1,574.9 million in the same period last year;

•	gross profit as a percent of revenues decreased to 43.1% from 45.2% in 2013;

•	operating income was $417.6 million, up $17.1 million or 4.3% from $400.5 million in the same period last year;

•	we incurred $36.6 million in pre-tax expenses related to acquisitions, integration, change in fair value of contingent consideration, plant conversion, and litigation related expenses;

•	cash flow from operations was $345.0 million.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2013
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2014		2013
	$	%	$	%
Revenues	$667,877	100.0	$534,579	100.0
Cost of revenues	373,128	55.9	280,222	52.4
Depreciation - cost of revenues	15,235	2.3	12,531	2.3
Plant conversion expenses	845	0.1	423	0.1
Total cost of revenues	389,208	58.3	293,176	54.8
Gross profit	278,669	41.7	241,403	45.2
Selling, general and administrative expenses (exclusive of adjusting items shown below)	111,793	16.7	92,964	17.4
Acquisition expenses	3,472	0.5	2,111	0.4
Integration expenses	7,461	1.1	1,423	0.3
Change in fair value of contingent consideration	—	—	(185)	0.0
Plant conversion expenses	1,535	0.2	364	0.1
Litigation expenses	1,342	0.2	12	0.0
Total SG&A expenses (exclusive of depreciation and amortization shown below)	125,603	18.8	96,689	18.1
Depreciation	5,033	0.8	2,610	0.5
Amortization	8,497	1.3	6,709	1.3
Income from operations	139,536	20.9	135,395	25.3
Net interest expense	16,617	2.5	13,316	2.5
Income tax expense	39,401	5.9	39,906	7.5
Net income	83,041	12.4	80,832	15.1
Less: net income attributable to noncontrolling interests	196	—	285	0.1
Net income attributable to Stericycle, Inc.	$82,845	12.4	$80,547	15.1
Earnings per share- diluted	$0.96		$0.92
Revenues: Our revenues increased $133.3 million, or 24.9%, in the third quarter of 2014 to $667.9 million from $534.6 million in the same period in 2013. Domestic revenues increased $92.5 million, or 24.5%, to $470.7 million from $378.1 million in the same period in 2013. Organic revenue growth for domestic small account customers increased by $19.2 million, or approximately 9%, driven by higher revenues from our Steri-Safe, regulated waste services for retailers, and other regulated compliance services. Organic revenue from domestic large account customers increased by $10.9 million, or approximately 8%, as we increased the total number of accounts and expanded our reusable sharps services, pharmaceutical waste as well as strong performance in our specialty waste services. Organic revenues for recall and returns management services decreased by $8.5 million in 2014 driven by fewer large scale recall events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $70.9 million to the increase in revenues in the third quarter of 2014.
International revenues increased $40.8 million, or 26.1%, in the third quarter of 2014, to $197.2 million from $156.5 million in the same period in 2013. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2014 and 2013. Organic growth in the international segment contributed $22.0 million in revenues, or approximately 14%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2014 by $4.1 million as foreign currencies declined against the U.S. dollar. Revenue from acquisitions closed within the preceding twelve months contributed $22.9 million to the increase in revenues in the third quarter of 2014.
Cost of Revenues: Our cost of revenues increased $96.0 million, or 32.8%, in the third quarter of 2014 to $389.2 million from $293.2 million in the same period in 2013. We recognized $0.8 million and $0.4 million in plant conversion expenses during the third quarter of 2014 and 2013, respectively.
Our domestic cost of revenues increased $65.7 million, or 34.9%, in the third quarter of 2014 to $254.1 million from $188.4 million in the same period in 2013 as a result of costs related to a proportional increase in revenues from acquisitions and organic growth.
Our international cost of revenues increased $30.3 million, or 28.9%, in the third quarter of 2014 to $135.1 million from $104.8 million in the same period in 2013 as a result of costs related to proportional increase in revenues from acquisitions and organic growth.
Our consolidated gross profit as a percent of revenues decreased to 41.7% during the third quarter of 2014 from 45.2% during the same period in 2013. As identified above, plant conversion expenses negatively impacted our consolidated gross profit. In general, international gross profits are lower than domestic gross profits because the international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profits receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Domestic gross profit as a percent of revenues decreased to 46.0% during the third quarter of 2014 from 50.2% in the same period in 2013 primarily due to the inclusion of the PSC Environmental acquisition results in 2014 and less contribution from high margin recall events. International gross profit as a percent of revenues decreased to 31.5% during the third quarter of 2014 from 33.0% during the same period in 2013 due to service mix shift on new revenues.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the “Adjusting Items”), depreciation, and amortization expenses, our selling, general and administrative (“SG&A”) expenses increased $18.8 million, or 20.3%, in the third quarter of 2014 to $111.8 million from $93.0 million in the same period in 2013 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percent of revenues, these costs decreased to 16.7% in the third quarter of 2014 from 17.4% during the same period in 2013.
Domestically, third quarter SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $9.9 million, or 14.8%, to $76.6 million from $66.7 million in the same period in 2013. As a percent of revenues, SG&A was at 16.3% in the third quarter of 2014 and 17.6% in the same period in 2013. As a percent of revenues, amortization expense of acquired intangible assets increased by 0.1%.
Internationally, third quarter SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $8.9 million, or 33.8%, to $35.2 million from $26.3 million in the same period in 2013. As a percent of revenues, SG&A was at 17.8% in the third quarter of 2014 compared to 16.8% in the same period in 2013 in support of new business growth opportunities. As a percent of revenues, amortization expense of acquired intangible assets decreased by 0.2%.

During the quarter ended September 30, 2014, we recognized $3.5 million in acquisition expenses, $7.5 million of expenses related to the integration of our acquisitions, $1.3 million in litigation expenses, and $1.5 million in plant conversion expenses related to the write off of permit intangibles in support of plant rationalization and new plant start up costs.
During the quarter ended September 30, 2013, we recognized $2.1 million in acquisition expenses, $1.4 million of expenses related to the integration of our acquisitions, $0.4 million in plant closure expenses, partially offset by $0.2 million related to a change in fair value of contingent consideration.
Income from Operations: Income from operations increased $4.1 million, or 3.1%, in the third quarter of 2014 to $139.5 million from $135.4 million in same period in 2013. Comparison of income from operations between the third quarter of 2014 and the same period of 2013 was affected by Adjusting Items described above in the SG&A section.
Domestically, our income from operations increased $4.7 million, or 4.1%, to $120.2 million in the third quarter of 2014 from $115.5 million in the same period in 2013. Internationally, our income from operations decreased $0.6 million, or 3.0%, to $19.3 million in the third quarter of 2014 from $19.9 million in the same period in 2013 primarily related to increased acquisition and integration expenses.
Net Interest Expense: Net interest expense increased to $16.6 million during the third quarter of 2014 from $13.3 million during the same period in 2013. The increase in interest expense was due to increased borrowings and higher interest costs in Latin America as well as increased borrowings on the senior credit facility to fund the acquisition of PSC Environmental on April 22, 2014.
Income Tax Expense: Income tax expense decreased to $39.4 million in the third quarter of 2014 from $39.9 million in the same period in 2013. The reported tax rates for the quarters ended September 30, 2014 and 2013 were 32.2% and 33.1%, respectively. The decrease in the current quarter tax rate as compared to the corresponding period in the prior year is primarily related to the recognition of tax benefits in 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2013
The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2014		2013
	$	%	$	%
Revenues	$1,878,654	100.0	$1,574,908	100.0
Cost of revenues	1,023,615	54.5	826,280	52.5
Depreciation - cost of revenues	43,063	2.3	36,856	2.3
Plant conversion expenses	2,534	0.1	423	—
Total cost of revenues	1,069,212	56.9	863,559	54.8
Gross profit	809,442	43.1	711,349	45.2
Selling, general and administrative expenses (exclusive of adjusting items shown below)	321,302	17.1	272,363	17.3
Acquisition expenses	10,672	0.6	6,238	0.4
Integration expenses	14,625	0.8	3,702	0.2
Change in fair value of contingent consideration	3,953	0.2	(307)	0.0
Plant conversion expenses	1,535	0.1	468	0.0
Litigation expenses	3,243	0.2	116	0.0
Total SG&A expenses (exclusive of depreciation and amortization shown below)	355,330	18.9	282,580	17.9
Depreciation	12,325	0.7	8,373	0.5
Amortization	24,214	1.3	19,884	1.3
Income from operations	417,573	22.2	400,512	25.4
Net interest expense	47,883	2.5	39,608	2.5
Income tax expense	122,633	6.5	123,508	7.8
Net income	245,488	13.1	234,497	14.9
Less: net income attributable to noncontrolling interests	1,558	0.1	1,289	0.1
Net income attributable to Stericycle, Inc.	$243,930	13.0	$233,208	14.8
Earnings per share- diluted	$2.83		$2.67
Revenues: Our revenues increased $303.7 million, or 19.3%, for the nine months ended September 30, 2014 to $1,878.7 million from $1,574.9 million in the same period in 2013. Domestic revenues increased $205.1 million, or 18.4%, to $1,317.1 million from $1,112.0 million in the same period in 2013. Organic revenue growth for domestic small account customers increased by $54.3 million, or approximately 8%, driven by an increase in Steri-Safe revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $26.0 million, or approximately 7%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs as well as strong performance in our specialty waste services. Organic revenues for recall and returns management services decreased by $6.9 million in 2014 driven by fewer large scale recall events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $131.7 million to the increase in revenues in 2014.
International revenues increased $98.6 million, or 21.3%, in 2014, to $561.6 million from $462.9 million in the same period in 2013. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2014 and 2013. Organic growth in the international segment contributed $38.4 million in revenues, or approximately 8%. Organic growth excludes the effect of foreign exchange and acquisitions less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2014 by $16.5 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed $76.7 million to the increase in revenues in 2014.
Cost of Revenues: Our cost of revenues increased $205.7 million, or 23.8%, for the nine months ended September 30, 2014 to $1,069.2 million from $863.6 million in the same period in 2013. We recognized $2.5 million and $0.4 million in plant conversion expenses during the nine months ended September 30, 2014 and 2013, respectively.
Our domestic cost of revenues increased $131.1 million, or 23.4%, in 2014 to $691.0 million from $559.9 million in the same period in 2013 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $74.5 million, or 24.5%, in the nine months ended September 30, 2014 to $378.2 million from $303.7 million in the same period in 2013 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross profit as a percent of revenues decreased to 43.1% during the nine months ended September 30, 2014 from 45.2% during the same period in 2013. As identified above, plant conversion expenses negatively impacted our consolidated gross profit. In general, international gross profits are lower than domestic gross profits because the international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profits receive downward pressure due to this “business mix” shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Domestic gross profit as a percent of revenues decreased to 47.5% in 2014 from 49.6% in the same period in 2013 primarily due to the inclusion of the PSC Environmental acquisition results in 2014 and less contribution from high margin recall events. International gross profit as a percent of revenues decreased to 32.7% in 2014 from 34.4% during the same period in 2013 due to service mix shift on new revenues.
Selling, General and Administrative Expenses: Excluding the effect of Adjusting Items, depreciation, and amortization expenses, our SG&A expenses increased $48.9 million, or 18.0%, in the nine months ended September 30, 2014 to $321.3 million from $272.4 million in the same period in 2013 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percent of revenues, these costs decreased to 17.1% in 2014 from 17.3% during the same period in 2013.
Domestically, 2014 SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $25.2 million, or 12.9%, to $221.0 million from $195.8 million in the same period in 2013. As a percent of revenues, SG&A was at 16.8% in 2014 compared to 17.6% in the same period in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1.0%.
Internationally, 2014 SG&A expenses, excluding Adjusting Items, increased $23.7 million, or 30.9%, to $100.3 million from $76.6 million in the same period in 2013. As a percent of revenues, SG&A was at 17.9% in 2014 compared to 16.5% in the same period in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1.9%.

During the nine months ended September 30, 2014, we recognized $10.7 million in acquisition expenses, $14.6 million of expenses related to the integration of our acquisitions, $3.2 million in litigation settlement expense, $4.0 million related to a change in fair value of contingent consideration, and $1.5 million in plant conversion expenses related to the write off of permit intangibles in support of plant rationalization and new plant start up costs.
During the nine months ended September 30, 2013, we recognized $6.2 million in acquisition expenses, $3.7 million of expenses related to the integration of our acquisitions, $0.5 million of plant closure expenses, $0.1 million in litigation settlement expense, partially offset by $0.3 million related to a change in fair value of contingent consideration.
Income from Operations: Income from operations increased $17.1 million, or 4.3%, for the nine months ended September 30, 2014 to $417.6 million from $400.5 million in same period in 2013. Comparison of income from operations between 2014 and the same period of 2013 was affected by Adjusting Items described above in the SG&A section.
Domestically, our income from operations increased $27.7 million, or 8.3%, to $360.8 million in 2014 from $333.1 million in the same period in 2013. Internationally, our income from operations decreased $10.6 million, or 15.7%, to $56.8 million in 2014 from $67.4 million in the same period in 2013. The decrease in international income from operations is primarily related to an increase in acquisition and integration expense and expense related to the change in fair value of contingent consideration.
Net Interest Expense: Net interest expense increased to $47.9 million during the nine months ended September 30, 2014 from $39.6 million during the same period in 2013. The increase in interest expense was due to increased borrowings and higher interest costs in Latin America as well as increased borrowings on the senior credit facility to fund the acquisition of PSC Environmental on April 22, 2014.
Income Tax Expense: Income tax expense decreased to $122.6 million in the nine months ended September 30, 2014 from $123.5 million in the same period in 2013. The reported tax rates for the nine months ended September 30, 2014 and 2013 were 33.3% and 34.5%, respectively. The decrease in the current year tax rate as compared to the corresponding period in the prior year and the statutory tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with legal entity mergers in Brazil.
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
Our operating permits are tested for impairment annually at December 31, or more frequently, if circumstances indicate that they may be impaired. During the quarter ended September 30, 2014, we wrote off $1.4 million in operating permits due to rationalizing certain of our domestic and international operations. These expenses are reflected as part of "Selling, general and administrative expenses."
LIQUIDITY AND CAPITAL RESOURCES
Our $1.2 billion senior credit facility maturing in June 2019, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2014, we were in compliance with all of our financial debt covenants.
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
As of September 30, 2014, we had $444.0 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $139.0 million. We also had $187.7 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of September 30, 2014 was $568.3 million. At September 30, 2014, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.125% on our revolving credit facility

•	For borrowings less than one month, the higher of the following

◦	Federal funds rate plus 0.5%

◦	Euro Currency rate plus 1.0% or the prime rate

•	For borrowings greater than one month: LIBOR plus 1.0%
The weighted average rate of interest on the unsecured revolving credit facility was 1.61% per annum, which includes the 0.125% facility fee at September 30, 2014.
As of September 30, 2014, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015. These notes have been classified as long-term debt due to our intent to pay this obligation by borrowing on our $1.2 billion senior credit facility.
As of September 30, 2014, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of September 30, 2014, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.

As of September 30, 2014, we had $294.1 million in promissory notes issued in connection with acquisitions during 2007 through 2014, $174.4 million in foreign subsidiary bank debt outstanding, and $15.0 million in capital lease obligations.
Working Capital: At September 30, 2014, our working capital decreased $46.7 million to $77.4 million compared to $124.1 million at December 31, 2013.
Current assets increased by $52.4 million. Net accounts receivable (inclusive of acquisitions) increased by $67.5 million, partially offset by a $25.2 million decrease in cash and cash equivalents. At December 31, 2013 we had excess cash of approximately $20 million related to the receipt of reimbursement funds, with an offset in current liabilities. Days sales outstanding (“DSO”) was calculated at 62 days at September 30, 2014 and 63 days at December 31, 2013 which was affected by acquired receivables of approximately $57 million. Current liabilities increased by $99.1 million of which approximately $61 million can be attributed to acquired accounts payable and accrued liabilities, and $20.1 million in other current liabilities related to entities showing "negative cash" due to book to bank differences.
Net Cash Provided or Used: Net cash provided by operating activities increased $8.9 million, or 2.6%, to $345.0 million during the nine months ended September 30, 2014 compared to $336.1 million for the comparable period in 2013. The increase is primarily related to stronger collections period over period on higher revenues. In the third quarter of 2013, we received approximately $42 million in reimbursement cash of which approximately $20 million was paid out during the nine months ended September 30, 2014. Cash provided by operations as a ratio to net income was 141% and 143% for the nine months ended September 30, 2014 and 2013, respectively.
Net cash used in investing activities for the nine months ended September 30, 2014 was $397.1 million compared to $186.2 million in the same period in 2013. We used $196.9 million more in funds to acquire new businesses in 2014, notably our PSC Environmental acquisition in April 2014. Our capital expenditures, as a percent of revenues, were at 3.5% and 3.4% in 2014 and 2013, respectively.
Net cash provided by financing activities was $26.2 million during the nine months ended September 30, 2014 compared to $115.0 million net cash used in the same period in 2013. In 2014, we had $175.0 net borrowings on our senior credit facility which we used to fund of our current year acquisitions compared to $5.1 million in the same period in 2013. We had share repurchases of $157.0 million in 2014 compared to $114.5 million in 2013, an increase of $42.5 million.

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

Internal Control Over Financial Reporting
The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of September 30, 2014, we had purchased a cumulative total of 19,621,881 shares.

The following table provides information about our purchases of shares of our common stock during the nine months ended September 30, 2014:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	193,172	$115.04	193,172	2,134,306
February 1 - February 28, 2014	406,260	114.11	406,260	5,812,288
March 1 - March 31, 2014	86,558	112.72	86,558	5,725,730
April 1 - April 30, 2014	355,603	111.03	355,603	5,370,127
May 1 - May 31, 2014	171,640	112.82	171,640	5,198,487
June 1 - June 30, 2014	—	—	—	5,198,487
July 1 – July 31, 2014	—	—	—	5,198,487
August 1 – August 31, 2014	—	—	—	5,198,487
September 1 – September 30, 2014	198,728	116.60	198,728	4,999,759
Total	1,411,961	113.57	1,411,961	4,999,759

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 7, 2014

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)