Form 10-K
period 2014-12-31
STERICYCLE INC
filed 2015-03-02
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014): $10,038,938,856.
On February 16, 2015, there were 84,940,511 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 27, 2015.

Stericycle, Inc.

PART I
Item 1. Business
Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
Overview
Services
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We operate integrated regulated waste management networks in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom. Our worldwide networks include a total of 181 processing facilities, 214 transfer sites, and 97 other service facilities. Our regulated waste processing technology is primarily autoclaving, but we also use incineration and our proprietary electro-thermal-deactivation system ("ETD").
The regulated solutions we provide include: medical waste disposal, hazardous waste management, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, and medical safety products. Our compliance solutions include: training, consulting, inbound/outbound communications, data reporting, and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
Customers
We serve more than 600,000 customers worldwide, including both large-quantity generators, such as hospitals, blood banks and pharmaceutical manufacturers, and small-quantity generators, such as outpatient clinics, medical and dental offices, long-term and sub-acute care facilities, veterinary offices, municipalities, laboratories, and retail pharmacies.
For large-quantity generators of regulated waste such as hospitals and for pharmaceutical companies, laboratories, and distributors, we offer:

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
We benefit from significant customer diversification. No one customer accounts for more than 1.5% of our total revenues, and our top ten customers account for 7.0% of total revenues.
Industry Overview
Governmental legislation and regulation increasingly requires the proper handling and disposal of regulated waste which includes such items as medical waste, hazardous waste, and pharmaceutical waste. Regulated waste is generally any hazardous material; any regulated pharmaceutical waste, which consists of expired or recalled pharmaceuticals; or any medical waste that can potentially cause an infectious disease such as needles, syringes, gloves, cultures and stocks of infectious agents, blood and blood products.
We believe that in 2015, the size of the global market for the services we provide is approximately $19.5 billion. Industry growth is driven by a number of factors. These factors include:

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

•
Enforcement of Environmental Regulations: At both the federal and local levels, enforcement of regulations relating to the management of regulated waste is increasing. Penalties for violations can be costly as well as high profile thereby impacting a business’ overall reputation.

•
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

•
Shift to Off-Site Treatment: We believe that patient care is continuing to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives, with a resulting increase in the number of regulated medical waste generators that cannot treat their own regulated waste.

•
Control of Drug Diversion: The U.S. Drug Enforcement Administration ("DEA") is emphasizing improved control of the handling and shipment of controlled substances to prevent diversion and counterfeiting, thus increasing the utility to pharmaceutical manufacturers and distributors of a returns service for expired or recalled pharmaceuticals.

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

•
Strong Service Relationships with Customers: We offer our customers necessary services which require access to our customers’ facilities and operating information. This relationship, supported by a history of service, provides us with access to decision makers to offer additional opportunities.

•	Long-term Contracts: The majority of services we provide involve long-term contracts which also act as a barrier to entry.

•
Established Network of Processing and Transportation Locations in Each Country: We believe that our network of locations results in a very efficient operation. The network also provides redundancy so that we can quickly redirect waste for treatment or disposal should such needs exist due to severe weather, power outages, or other such situations.

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

•
Experienced Senior Management Team: We have experienced leadership. Our five most senior executives collectively have over 140 years of management experience in the health care and waste management industries.

•
Ability to Integrate Acquisitions: Since 1993 we have completed 392 acquisitions in the United States and internationally and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.

Our goals are to strengthen our position as a leading provider of regulated waste and compliance services and to continue to improve our profitability. Components of our strategy to achieve these goals include:

•
Expand Range of Services and Products: We believe that we continue to have opportunities to expand our business by increasing the range of products and services we offer our existing customers. For example, to small-quantity customers, we also offer OSHA compliance services through our Steri-Safe® and Clinical Services programs as well as communication solutions; to large-quantity customers, we also offer our Sharps Management Services using Bio Systems® reusable containers, our pharmaceutical waste disposal services and communication solutions.

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

We have completed 392 acquisitions from 1993 through 2014, with 211 in the United States and 181 internationally. During 2014, we completed 44 acquisitions, of which 17 were domestic businesses and 27 were international businesses in Latin America, Europe, Canada, Japan, and Republic of Korea.

International
We conduct regulated waste operations in Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom. We began our operations in Canada and Mexico in 1998, Argentina in 1999, the United Kingdom in 2004, Ireland in 2006, Chile in 2008, Romania and Portugal in 2009, Brazil and Japan in 2010, Spain in 2011, and Republic of Korea in 2014. Our international service offerings are primarily regulated waste services. We also have started an international presence for our returns and quality audit program. While our international customers are primarily large quantity generators, we are expanding our small quantity customer base through programs similar to our Steri-Safe program such as Stericycle Clinical Services in Canada and select countries in Europe.
Regulated Waste Services and Operations
Collection and Transportation: In many respects, our regulated waste business is one of logistics. Efficiency of collection and transportation of regulated waste is a critical element of our operations because it represents the largest component of our operating costs.
For regulated waste, we supply the appropriate Department of Transportation approved containers to our customers. To assure regulatory compliance, we will not accept regulated waste from customers unless it complies with our acceptance protocols and is properly packaged in containers that we have either supplied or approved.
Our fleet of transportation vehicle then collects containers at the customer location. The waste is then transported directly to one of our processing facilities or to one of our transfer stations where it is combined with other regulated waste and transported to a processing facility.
Transfer stations allow us to temporarily hold small loads of waste until they can be consolidated into full truckloads and transported to a processing facility. Our use of transfer stations in a "hub and spoke" configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve thereby increasing utilization of the facility by increasing the volume of waste that it processes.
Processing and Disposal: Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated medical waste. From our beginning, we have encouraged the use of non-incineration treatment technologies such as autoclaving and our ETD process. While we recognize that some state regulations currently mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation.
Upon arrival at a processing facility, containers or boxes of regulated waste typically undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include redirecting the waste, returning the waste to the customer, and/or notifying the appropriate regulatory authorities.
Upon receipt at a processing facility, expired or recalled products are counted and logged, and controlled substances are stored securely. In accordance with the manufacturer’s instructions, expired or recalled products are then returned to the manufacturer or destroyed in compliance with applicable regulations.

Hazardous wastes are bulked together or consolidated at treatment storage and disposal facilities for more efficient transport to final disposal or processing. These wastes are then sent to third parties for incineration, recycling, landfill, water treatment, or fuel blending.
Regulated medical waste is processed using one of several treatment or processing technologies, predominately at one of our wholly-owned facilities.
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
Upon completion of the particular process, the resulting waste or incinerator ash is transported for resource recovery or disposal in a landfill owned by unaffiliated third parties.
After treatment or consolidation, certain plastic containers such as our Steri-Tub® or Bio Systems® containers have been emptied, they are washed, sanitized and returned to customers for re-use. Plastic or steel drums are sent for recertification for reuse. When possible, corrugated cardboard containers are recycled.
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
Steri-Safe® and Communication Solutions: Our domestic Steri-Safe® Compliance Program provides an integrated regulated waste management and compliance-assistance service for small-quantity customers who typically lack the internal personnel and systems to comply with OSHA, HIPAA and other regulations. Customers for our Steri-Safe® service pay a predetermined subscription fee in advance for regulated waste collection and processing services, and can also choose from available packages of training and education services and products designed to help them implement a specific business compliance program. We believe that the implementation of our Steri-Safe® service provides us with an enhanced opportunity to leverage our existing customer base through the program’s diversified product and service offerings. In 2010 and 2011, we introduced a similar program called Clinical Services in Canada, Ireland, Portugal, Spain, and the United Kingdom. We offer a variety of services to healthcare providers and commercial businesses designed to enhance office productivity and efficiency, and to improve communications with their patients or customers. We believe that our communication solutions afford us an additional opportunity to leverage our existing small-quantity customer base.
Large-Quantity Customers: Our marketing efforts to large-quantity customers are conducted by account executives, service specialists and healthcare compliance specialists focused on serving as a trusted adviser to our customers. In this role, our field resources provide advice, training, and consultative services to assist our large-quantity customers reach their objectives of staying in compliance with local, state, and federal regulations, reducing their impact on the environment, maintaining a safe work environment for their staff and patients, and efficiently improving the patient experience through communications.
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
Mail-Back Program: We also operate a domestic "mail-back" program by which we can reach small-quantity regulated waste customers located in outlying areas that would be inefficient to serve using our regular route structure. Our mail-back program has allowed us to service customers as far away as Hawaii, Alaska, Guam, and the Virgin Islands and offer solutions for specific settings like home healthcare or retail.
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
U.S. Federal and Foreign Regulation: We are subject to substantial regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste operations. The specific statutory and regulatory requirements we must comply with vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection, employee health and welfare, transportation, the use of the mail, and proper handling and management of regulated waste streams and controlled substances.
Environmental Protection: Our business is subject to extensive and evolving environmental regulations in all of the geographies in which we operate. Generally, the environmental laws we are subject to regulate the handling, transporting, and disposing of hazardous and non-hazardous waste, the release or threatened release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater and other surface waters, and the emission of pollutants into the air. The principal environmental laws that govern our operations in the U.S. are state environmental regulatory agencies as they provide the specific legislative and or regulatory frameworks which require the management and treatment of regulated medical waste. Additionally, the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Clean Air Act of 1970 are the federal regulations that affect management of certain aspects of regulated medical waste and all RCRA hazardous wastes. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. The ten incinerators at seven facilities we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states pursuant to regulations promulgated under the Clean Air Act.
Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, IPPC (Integrated Pollution Prevention and Control) Directive, and Waste Incineration Directive in the European Union ("EU"), the Waste Management Act in Ireland, Ley 154 (Residuos Patogenicos) in Argentina, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil, and the Canadian Environmental Protection Act and related regulations in Canada.
Employee Health and Welfare: We are also subject to numerous regulations promulgated to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary federal laws relating to employee health and welfare applicable to our business in the U.S. is the Occupational Safety and Health Act of 1970, which establishes specific employer responsibilities including engineering controls, administrative controls, training, policies and programs complying with the regulations and ultimately recordkeeping and reporting, all in an effort to ensure a safe workplace. Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to bloodborne pathogens, hazard communication, personal protective equipment, etc.
Employee health and welfare laws governing our business in foreign jurisdictions include examples such as the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related regulations in Canada.
Transportation: Various laws regulating the transportation of waste and other potentially dangerous materials also apply to the services we provide. In the U.S., the Department of Transportation ("DOT") has promulgated regulations which deal with two different aspects of transportation: hazardous materials transport and safety in transportation. The Pipeline Hazardous Materials Safety Administration ("PHMSA") requires specific packaging and labeling of regulated hazardous materials and wastes to ensure public safety. For regulated medical waste PHMSA incorporates the OSHA bloodborne pathogens standard and requires containers that meet certain specifications including but not limited to: proper markings (biohazard symbol, UN code, etc.), sufficient strength and rigidity, leakproofness and puncture resistance. Other hazardous materials such as expired pharmaceuticals, waste chemicals, damaged retail products which are hazardous wastes are also subject to DOT PHMSA regulations. We identify pharmaceutical products by their National Drug Code number and classify them according to the EPA classification criteria and identify the proper handling, transportation and disposal requirements. The Federal Motor Carrier Safety Administration ("FMCSA") regulates safety of drivers and vehicles which requires us to ensure driver and vehicle fitness through training, medical surveillance and inspection. These federal requirements plus additional state requirements are closely monitored internally and due to our fleet size we are regularly subject to road side inspections. These inspections have cumulative effect on our compliance history and require us to remain in good standing so not to jeopardize our permits.
Examples of transportation laws we must comply with internationally include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada.
Use of the Mail: United States Postal Service ("USPS") has its own set of specific regulations defined in Publication 52 which governs the use of the postal system for mailing of hazardous, restricted and perishable materials. More specifically, our sharps and medical waste mailback management offerings, require us to obtain and maintain authorization permits from the USPS. We have obtained permits from the USPS to conduct our "mail-back" programs which provide a convenient service for customers who need such a service with approved containers for "sharps" (needles, knives, broken glass and the like) or other regulated medical wastes to be sent directly to a treatment facility.
Controlled Substances: In the U.S., our regulated recall and returns management services business is subject to laws and regulations under the DEA regulating the closed loop management of controlled substances. Our returns service for expired and recalled pharmaceuticals accepts controlled substances as part of their service offering and is therefore subject to DEA regulations. These regulations require facilities to obtain a registration from the DEA and meet certain criteria in order to be able to collect, process and dispose of controlled substances. DEA has very strict requirements for management of employees, the type of security within facilities, recordkeeping and reporting of all controlled substances managed at the facility. Much like permitting, the registration must be updated regularly and subjects us to inspection and enforcement by DEA agents.

U.S. and Foreign Local Regulation: We conduct business in all 50 states and Puerto Rico. Because the federal EPA did not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed medical waste regulations under solid waste regulations. Hazardous waste in the U.S. is regulated under the Resource Recovery and Conservation Act. In addition, certain states may have their own regulations for handling, treatment and storage of hazardous wastes.
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
We own federal registrations for a number of trademarks/servicemarks including Stericycle®, Steri-Safe®, Steri-Fuel®, Steri-Plastic®, Steri-Tub®, Direct Return®, Stericycle ExpertRECALL®, Sustainable Solutions®,Bio Systems®, and a service mark consisting of a nine-circle design used in our company logo.
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
We carry $55 million of liability insurance (including umbrella coverage), and under a separate policy, $25 million of aggregate pollution and legal liability insurance ($10 million per incident and $15 million excess per incident). We consider this insurance sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations.
Employees
As of December 31, 2014, we had 16,718 full-time and 1,938 part-time employees, of which 9,969 were employed in the United States and 8,687 internationally. A total of 16 collective bargaining agreements with local unions of the International Brotherhood of Teamsters cover approximately 456 of our U.S. drivers, transportation helpers and plant workers. These agreements expire at various dates through October 2017. We also have 1,981 employees in Latin America, 117 employees in Canada, and 111 employees in Europe under collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant
The following table contains certain information regarding our five current executive officers:

Name	Position	Age
Mark C. Miller	Executive Chairman	59
Charles A. Alutto	President and Chief Executive Officer	49
Brent Arnold	Executive Vice President and Chief Operating Officer	46
Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer	46
Michael J. Collins	Executive Vice President and President, Recall and Returns Management Services	58
Mark Miller has served as our Executive Chairman since January 2013 and director as of May 1992. He became our Chief Executive Officer in May 1992 and Chairman of the Board of Directors in August 2008. From May 1989 until joining us, Mr. Miller served as vice president for the Pacific, Asia and Africa in the international division of Abbott Laboratories, a diversified health care company, which he joined in 1976 and where he held a number of management and marketing positions. Mr. Miller serves as a director of Accelerate Diagnostics, Inc., a developer of automated diagnostics systems, and formerly served as a director of Ventana Medical Systems, Inc., a developer and supplier of automated diagnostic systems. He received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa. Mr. Miller was selected by Morningstar, Inc. as its "2009 CEO of the Year."
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
Brent Arnold was named as Chief Operating Officer effective January 1, 2015. He served as Executive Vice President and President, Stericycle USA/Canada since April 2014. He joined Stericycle in April 2005 and has worked in various leadership positions including Senior Vice President of Operations, Senior Vice President of Sales & Marketing for the US and Canada and Corporate Vice President of our large and small quantity business units. He has more than 24 years of experience primarily focused in the healthcare industry. Prior to joining Stericycle, he held various leadership roles at Baxter International Inc. and Cardinal Health, Inc. Mr. Arnold received a B.S. degree in marketing from Indiana University.
Daniel Ginnetti was named as Chief Financial Officer effective August 1, 2014. He joined Stericycle as Area Vice President of Finance in 2003. In 2004 he was promoted to Area Vice President for Stericycle’s Western, and later, Midwestern business units. Following that, he was promoted to Senior Vice President of Operations for the United States and Canada. He returned to financial management in 2013 becoming Vice President of Corporate Finance and then CFO in August 2014. Prior to joining Stericycle, Mr. Ginnetti held various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor. Mr. Ginnetti has a B.S. degree in Business Economics from the University of California, Santa Barbara.
Michael Collins has served as President, Recall and Returns Management Services since June 2006. He was most recently Vice President, Medical Products Group of Abbott Laboratories. He joined Abbott in 1982 as a sales representative and later served in various management positions, including Divisional Vice President, U.S. Sales; Divisional Vice President, U.S. Marketing, Divisional Vice President and General Manager, MediSense and Corporate Vice President Abbott Diagnostics Divisions. Mr. Collins was a

commissioned officer for the U.S. Marine Corps. He holds a B.S degree from the University of New Haven and a M.B.A. degree from National University, San Diego.
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
The regulated waste management industry is subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste. Our business requires us to obtain many permits, authorizations, approvals, certificates, and other types of governmental permission from every jurisdiction in which we operate. We believe that we currently comply in all material respects with all applicable permitting requirements. Federal, state and local regulations change often, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate under existing permits. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.
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
We believe that strict enforcement of laws and regulations relating to regulated waste collection and treatment by governmental authorities can have a positive effect on our business. These laws and regulations increase the demand for our services. Relaxation of enforcement or other changes in governmental regulation of regulated waste could increase the number of competitors we face or reduce the need for our services.
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
We face direct competition from a large number of small, local competitors. Because it requires very little financial investment or technical know-how to compete in the collection and transportation of regulated waste, there are many regional and local companies in the industry. We face competition from these businesses, and competition from them is likely to exist in new locations to which we may expand in the future. In addition, large national companies with substantial resources may decide to enter the markets in which we serve. For example, in the United States, Waste Management, Inc., and Clean Harbors, both major regulated waste companies, offer regulated waste management services to hospitals and other large and small quantity generators of regulated waste.
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
We depend on a small number of senior executives. Our future success will depend upon, among other things, our ability to keep these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and keeping the executives and other employees that we need. We do not have written employment agreements with any of our executive officers, and officers and other key employees could leave us with little or no prior notice, either individually or as part of a group. Our loss of, or inability to hire, key employees could impair our ability to manage our business and direct its growth.
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
We plan to continue to grow both domestically and internationally. We have established operations in the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom. Foreign operations carry special risks. Although our business in foreign countries has not yet been materially affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•	exchange rate fluctuations;

•	government controls;

•	import and export license requirements;

•	political or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	our unfamiliarity with local laws, regulations, practices, and customs;

•	restrictions on repatriating foreign profits back to the United States or movement of funds to other countries; and

•	difficulties in staffing and managing international operations.
Foreign governments and agencies often establish permit and regulatory standards different from those in the United States. If we cannot obtain foreign regulatory approvals, or if we cannot obtain them when or on terms we expect, our growth and profitability from international operations could be limited. Fluctuations in currency exchange could have similar effects.
Our earnings could decline resulting in charges to impair intangible assets, such as goodwill.
As a result of our various acquisitions, our balance sheet at December 31, 2014 contains goodwill of $2.4 billion and other intangible assets, net of accumulated amortization of $909.6 million (including indefinite lived intangibles of $253.7 million). In accordance with the FASB Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment of the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges for the impaired portion of goodwill and other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 64 processing facilities, the majority of which use autoclave waste processing technology. All of our processing facilities also serve as collection sites. We own or lease 137 additional transfer sites, 19 additional sales/administrative sites, and 51 other service facilities. Internationally, we own or lease 117 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 77 additional transfer sites, 45 additional sales/administrative sites, 46 other service facilities, and 2 landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
See Note 18 - Legal Proceedings, in the Notes to the Consolidated Financial Statements (Item 8 of Part II).
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market Price for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
As of February 16, 2015, we had 107 stockholders of record. The Company’s stock trades on the NASDAQ Global Select Market under the ticker symbol SRCL.
The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2014	$120.09	$111.96
Second quarter 2014	118.90	109.33
Third quarter 2014	119.98	115.31
Fourth quarter 2014	133.43	116.15

First quarter 2013	$106.18	$93.91
Second quarter 2013	113.01	104.13
Third quarter 2013	118.72	110.87
Fourth quarter 2013	120.97	113.69
We did not pay any cash dividends during 2014 and have never paid any dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of December 31, 2014, we had purchased a cumulative total of 19,886,455 shares.
The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2014:
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	193,172	$115.04	193,172	2,134,306
February 1 - February 28, 2014	406,260	114.11	406,260	5,812,288
March 1 - March 31, 2014	86,558	112.72	86,558	5,725,730
April 1 - April 30, 2014	355,603	111.03	355,603	5,370,127
May 1 - May 31, 2014	171,640	112.82	171,640	5,198,487
June 1 - June 30, 2014	—	—	—	5,198,487
July 1 – July 31, 2014	—	—	—	5,198,487
August 1 – August 31, 2014	—	—	—	5,198,487
September 1 – September 30, 2014	198,728	116.60	198,728	4,999,759
October 1 - October 31, 2014	17,223	115.35	17,223	4,982,536
November 1 – November 30, 2014	47,100	126.87	47,100	4,935,436
December 1 – December 31, 2014	200,251	128.56	200,251	4,735,185
Total	1,676,535	$115.75	1,676,535	4,735,185

Equity Compensation Plans
The following table summarizes information as of December 31, 2014 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5,399,474	$81.30	4,268,691
Equity compensation plans not approved by our security holders (2)	41,983	$33.17	—

(1)
These plans consist of our 2014 Incentive Compensation Plan, 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, 1997 Stock Option Plan, 1996 Directors Stock Option Plan, and the Employee Stock Purchase Plan.

(2)	The only plan in this category is our 2000 Nonstatutory Stock Option Plan.
In 2000, our Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which authorized the granting of nonstatutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 6 - Stock Based Compensation, in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for a description of this plan.

Performance Graph
The following graph compares the cumulative total return (i.e., share price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2014 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index, the Russell 3000 Index, and the Dow Jones US Waste & Disposal index. The graph assumes that $100 was invested on December 31, 2009 in our common stock and in the shares represented by each of the four indices, and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Financial Data

In thousands, except per share data
		Years Ended December 31,
		2014	2013	2012	2011	2010
Statement of Income Data	(1)
Revenues		$2,555,601	$2,142,807	$1,913,149	$1,676,048	$1,439,388
Income from operations		556,336	535,619	468,836	424,311	370,683
Net income attributable to Stericycle, Inc.	(2)	326,456	311,372	267,996	234,751	207,879
Earnings per share - Diluted	(2)	$3.79	$3.56	$3.08	$2.69	2.39
Depreciation and amortization		104,616	88,408	76,283	66,046	53,885
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities		$448,500	$405,307	$390,784	$306,104	$325,670
Investing activities		(462,774)	(234,972)	(288,928)	(504,197)	(245,482)
Financing activities		(30,049)	(136,019)	(91,526)	137,872	(13,565)
Balance Sheet Data	(1)
Cash, cash equivalents and short-term investments		$22,616	$67,580	$35,163	$22,927	$95,524
Total assets		4,401,722	3,887,973	3,550,074	3,177,090	2,639,023
Long-term debt, net of current portion		1,527,246	1,280,663	1,268,303	1,284,113	1,014,222
Stericycle, Inc. equity		$1,895,012	$1,750,461	$1,541,793	$1,198,166	$1,048,425

(1)
See Note 3 - Acquisitions and Divestitures, in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for information concerning our acquisitions during the three years ended December 31, 2014, 2013 and 2012.

(2)	See Note 8 - Earnings per Common Share, in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for information concerning the computation of earnings per diluted common share.

•
In 2014, net income included the following after-tax effects: $12.5 million of expenses related to acquisitions, $16.8 million of expenses related to the integration of our acquisitions, $10.1 million of plant conversion and restructuring expenses, $4.0 million of expense related to litigation expenses, and a $1.5 million gain related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted earnings per share ("EPS") by $0.48.

•
In 2013, net income included the following after-tax effects: $10.2 million of expenses related to acquisitions, $4.3 million of expenses related to the integration of our acquisitions, $1.8 million of restructuring and plant closure costs, $1.4 million of expense related to litigation settlement, $1.3 million of expense related to the write-down of intangible assets, and a $2.2 million gain related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted earnings per share EPS by $0.19.

•
In 2012, net income included the following after-tax effects: $7.8 million of expenses related to acquisitions, $3.1 million of expenses related to the integration of our acquisitions, $3.3 million of restructuring and plant closure costs, $3.7 million related to litigation settlement expense, $3.7 million loss related to the U.K. divestiture, and $0.8 million loss related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted EPS by $0.26.

•
In 2011, net income included the following after-tax effects: $15.6 million of expenses related to acquisitions, $3.2 million of restructuring and plant closure costs, $0.7 million related to litigation settlement expense, $0.8 million related to accelerated interest expense due to early term loan repayment, $1.3 million benefit due to a net release of prior years’ tax reserves, and $4.7 million gain related to the change in fair value of contingent consideration. The net effect of these adjustments negatively impacted diluted EPS by $0.16.

•
In 2010, net income included the following after-tax effects: $8.9 million of expenses related to acquisitions, $5.2 million of restructuring and plant closure costs, litigation settlement expense of $0.5 million, $1.8 million gain in sale of assets related to the MedServe divestiture, and $1.2 million benefit due to a release of prior years’ tax reserve. The net effect of these adjustments negatively impacted diluted EPS by $0.13.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Report.
Introduction
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of more than 600,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that of our significant accounting policies (see Note 2 - Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, Item 8 of Part II), the following policies may involve a higher degree of judgment on our part and greater complexity of reporting:
Revenue Recognition: Revenues for our regulated waste management services, other than our Steri-Safe service, are recognized at the time of waste collection. Our Steri-Safe revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from hazardous waste services are recorded at the time waste is received at our processing facility. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the customer. Charges related to international value added tax ("VAT") and other similar pass through taxes are not included as revenue.
Acquisition Accounting: Acquisition accounting requires us to recognize assets and liabilities at their fair value. The process of determining the fair value of acquired assets and liabilities requires time to complete, and accordingly, we make some estimates at the time of acquisition. These estimates are primarily for amortizable intangibles, and if appropriate, an associated deferred tax liability. These estimates are based on historical experience and allow us to recognize amortization expense until the final valuation is complete.
Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess of the purchase price over the fair value of the net assets acquired is not amortized. We have determined that our permits have indefinite lives, and accordingly, they are not amortized (see Note 11 - Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements, Item 8 of Part II for additional information).
Our balance sheet at December 31, 2014, contains goodwill of $2.4 billion. In accordance with applicable accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.
During the quarter ended June 30, 2014, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services. We calculate the fair value of our reporting units using an income method and validate those results using a market approach. Both the income and market approaches indicated no impairment to goodwill in any of our three reporting units.
Income Approach: The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present values. Expected future cash flows are calculated using management assumptions of internal growth, capital expenditures, and cost efficiencies. Future acquisitions are not included in the expected future cash flows. We use a discount rate based on our Company calculated weighted average cost of capital which is adjusted for each of our reporting units based on size risk premium and country risk premium. Significant assumptions used in the income approach include realization of future cash flows and the discount rate used to derive the present value of those cash flows.
The results of our goodwill impairment test using the income approach indicated the fair value of our Domestic Regulated and Compliance Services and Recall and Returns Management Services reporting units exceeded 100% of book value by a substantial amount. Our International Regulated and Compliance Services reporting units' fair value exceeded book value by approximately 85% and had $576.7 million in assigned goodwill at June 30, 2014.
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior twelve months and the outstanding share count at June 30, 2014. We then look at the Company's earnings before interest, tax, depreciation, and amortization ("EBITDA"), adjusted for stock compensation expense and other items, such as changes in the fair value of contingent consideration, restructuring and plant closure costs, and litigation settlement, for the prior twelve months. The calculated market capitalization is divided by the adjusted EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve months' adjusted EBITDA of that reporting unit. The fair value is then compared to the reporting units' book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit's individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.

The results of our goodwill impairment test using the market approach corroborated the results of the impairment test under the income approach and indicated the fair value of our reporting units exceeded their respective book values by substantial amounts, in excess of 100% of their respective book values.
Our permits are tested for impairment annually at December 31, or more frequently, if circumstances indicate that they may be impaired. We use a qualitative assessment, as provided for under the FASB Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, to determine if is is more likely then not that the asset is impaired. If there is an indication of impairment, we test the recoverability of the asset using either a discounted income or cost savings model to calculate fair value. The calculated fair value is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates.
In 2014, we wrote off $9.9 million in operating permits due to rationalizing certain of our domestic and international operations. These expenses are reflected as part of "Selling, general and administrative expenses." Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirer's intended use for these assets.This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets.
Other finite-lived intangible assets, such as customer relationships, covenants not-to-compete, tradenames, and license agreements, are currently amortized using the straight-line method over their estimated useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer. Although the contracted regulated waste services business is highly competitive, we have been able to maintain high customer retention through the quality of our customer service.
The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be more than its undiscounted estimated future cash flows. In 2014, there were no indicators of impairment of these intangibles (see Note 11 - Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements, Item 8 of Part II).
Share Repurchases: The purchase price over par value for share repurchases is allocated to retained earnings.
Income Taxes: We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. To provide for uncertain tax positions, we maintain a reserve for tax benefits assumed that do not meet a threshold of "more likely than not" to be sustained. Management believes the amount provided for uncertain tax positions is adequate.

Accounts Receivable: Accounts receivable consists of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected. No single customer accounts for more than approximately 1% of our accounts receivable.
Environmental remediation liabilities: We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated. We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations.
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
Litigation: We operate in a highly regulated industry and deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time. Liabilities from litigation are accrued when known, probable and estimable.
Stock Option Plans: We have issued stock options to employees and directors as an integral part of our compensation programs. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected volatility of our stock, the expected term of the award, and the risk-free rate. Our stock’s expected volatility and the expected term of the awards are based upon historical experience. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates of a comparable period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.
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

At December 31, 2014, we had $22.2 million in cash and cash equivalents and $0.4 million of short-term investments that we recorded at fair value using Level 1 inputs and $19.9 million of contingent consideration related to acquisitions that we recorded at fair value using Level 3 inputs.
At December 31, 2014, we had derivative instruments with fair value liability of $1.9 million which are not material to our financial statements.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Highlights for the year ended December 31, 2014 included the following:

•	revenues grew to $2.56 billion, a 19.3% increase over $2.14 billion in 2013;

•	gross margins decreased to 42.8% in 2014 from 45.0% in 2013;

•	operating income was $556.3 million, a 3.9% increase from $535.6 million for 2013;

•
we incurred $59.0 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, plant conversion and restructuring expenses, litigation expenses, partially offset by the gain on changes in the fair value of contingent consideration;

•	cash flow from operations was $448.5 million.
In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base. We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms. For example, our customers may contract with us for "Medical Waste Disposal" services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service ("Steri-Safe OSHA Compliance Program"), which packages the same regulated medical waste services with some training and education services for a contracted subscription fee. Another example is a customer that purchases our "Medical Waste Disposal" and "Sharps Disposal Management" services which provides the customer with the same regulated services under a different pricing and billing arrangement. We do not track the movement of customers between the various types of regulated services we offer. Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric. We analyze our revenue growth by identifying changes related to organic growth, acquired growth, and changes due to currency exchange fluctuations.

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2014		2013
	$	%	$	%
Revenues	$2,555,601	100.0	$2,142,807	100.0
Cost of revenues	1,401,797	54.9	1,125,627	52.5
Depreciation - cost of revenues	56,478	2.2	50,003	2.3
Plant conversion expenses	2,915	0.1	423	—
Litigation settlement	—	—	2,120	0.1
Total cost of revenues	1,461,190	57.2	1,178,173	55.0
Gross profit	1,094,411	42.8	964,634	45.0
Selling, general and administrative expenses (exclusive of adjusting items shown below)	433,865	17.0	372,091	17.4
Acquisition expenses	13,333	0.5	10,275	0.5
Integration expenses	25,968	1.0	6,521	0.3
Change in fair value of contingent consideration	(1,452)	(0.1)	(2,278)	(0.1)
Plant conversion and restructuring expenses	11,649	0.5	2,480	0.1
Impairment of intangible assets	—	—	1,405	0.1
Litigation expenses	6,574	0.3	116	0.0
Total SG&A expenses (exclusive of depreciation and amortization shown below)	489,937	19.2	390,610	18.2
Depreciation	15,446	0.6	11,338	0.5
Amortization	32,692	1.3	27,067	1.3
Income from operations	556,336	21.8	535,619	25.0
Net interest expense	66,022	2.6	54,949	2.6
Other expense, net	2,746	0.1	2,924	0.1
Income tax expense	159,422	6.2	164,662	7.7
Net income	328,146	12.8	313,084	14.6
Less: net income attributable to noncontrolling interests	1,690	0.1	1,712	0.1
Net income attributable to Stericycle, Inc.	$326,456	12.8	$311,372	14.5
Earnings per share- diluted	$3.79		$3.56
Revenues: Our revenues increased $412.8 million, or 19.3%, to $2.56 billion from $2.14 billion in 2013. Domestic revenues increased $290.2 million, or 19.3%, to $1.80 billion from $1.51 billion in 2013. Organic revenue growth for domestic small account customers increased by $71.9 million, or approximately 8%, driven by higher revenues from Steri-Safe revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $35.3 million, or approximately 7%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs as well as strong performance in our specialty waste services. Organic revenues for recall and returns management services decreased by $17.3 million in 2014. Although our recall and returns management services had an overall increase in the number of recall events, there were fewer large scale events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $200.3 million to the increase in revenues in 2014.
International revenues increased $122.6 million, or 19.3%, in 2014, to $758.8 million from $636.2 million in 2013. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2014 and 2013. Organic growth in the international segment contributed $54.9 million in revenues, or approximately 9%. Organic growth excludes the effect of foreign exchange and acquisitions less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2014 by $33.6 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed $101.3 million to the increase in revenues in 2014.
Cost of Revenues: Our 2014 cost of revenues increased $283.0 million, or 24.0%, to $1,461.2 million from $1,178.2 million in 2013. During the years ended December 31, 2014 and 2013, we recognized $2.9 million and $0.4 million in plant conversion expenses, respectively. During the year ended December 31, 2013, we recognized $2.1 million in litigation settlement costs.
Our domestic cost of revenues increased $186.7 million, or 24.5%, to $947.3 million in 2014 compared to $760.6 million in 2013 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth.
Our international cost of revenues increased $96.3 million, or 23.1%, to $513.9 million in 2014 from $417.6 million in 2013 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross profit as a percent of revenues decreased to 42.8% in 2014 from 45.0% in 2013. As identified above, plant conversion expenses negatively impacted our consolidated gross profit. In general, international gross profits are lower than domestic gross profits because the international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profits receive downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Domestic gross profit as a percent of revenues decreased to 47.3% in 2014 from 49.5% in 2013 primarily due to the inclusion of the PSC Environmental acquisition results in 2014 and less contribution from high margin recall events. International gross profit as a percent of revenues decreased to 32.3% in 2014 from 34.4% in 2013 due to service mix shift on new revenues.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses related to acquisitions, and other items (collectively the "Adjusting Items"), depreciation, and amortization expenses, our SG&A expenses increased $61.8 million, or 16.6%, in 2014 to $433.9 million from $372.1 million in 2013 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percent of revenues, these costs decreased to 17.0% in 2014 from 17.4% in 2013.
Domestically, 2014 SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $35.9 million, or 13.6%, to $300.5 million in 2014 from $264.6 million in 2013. As a percent of revenues, SG&A decreased to 16.7% in 2014 compared to 17.6% in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1.0%.
Internationally, SG&A expenses, excluding Adjusting Items, increased $25.9 million, or 24.1%, to $133.4 million in 2014 from $107.5 million in 2013. As a percent of revenues, SG&A was at 17.6% in 2014 compared to 16.9% in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1.9%.
During the year ended December 31, 2014, we recognized $13.3 million in acquisition expenses, $26.0 million of expenses related to the integration of our acquisitions, $11.6 million in plant conversion and restructuring expenses related to the write off of permit intangibles in support of plant rationalization and new plant start up costs, $6.6 million in litigation expenses, partially offset by a $1.5 million gain related to a change in fair value of contingent consideration.

During the year ended December 31, 2013, we recognized $10.3 million in acquisition expenses, $6.5 million of expenses related to the integration of our acquisitions, $2.5 million of restructuring and plant closure expenses, $1.4 million impairment of intangible assets, $0.1 million in litigation expenses, partially offset by a $2.3 million gain related to a change in fair value of contingent consideration.
Income from Operations: Income from operations increased by $20.7 million, or 3.9%, to $556.3 million in 2014 from $535.6 million in 2013. Comparison of income from operations between 2014 and 2013 was affected by Adjusting Items described above in the SG&A section.
Domestically, our income from operations increased $34.0 million, or 7.6%, to $482.8 million in 2014 from $448.8 million in 2013. Internationally, our income from operations decreased $13.3 million, or 15.3%, to $73.5 million in 2014 from $86.8 million in 2013. The decrease in international income from operations is primarily related to an increase in integration expenses related to acquisitions and restructuring expenses related to the write off of permit intangibles in support of plant rationalization.
Net Interest Expense: Net interest expense increased to $66.0 million during 2014 from $54.9 million in 2013, due to increased borrowings and higher interest costs in Latin America as well as increased borrowings on the senior credit facility to fund the acquisition of PSC Environmental on April 22, 2014.
Income Tax Expense: Income tax expense decreased to $159.4 million during 2014 from $164.7 million during 2013. The reported tax rates for the years 2014 and 2013 were 32.7% and 34.5%, respectively. The decrease in the current year tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with legal entity mergers in Brazil as well as a reduction of some international statutory tax rates.
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

•	cash flow from operations was $403.5 million.

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2013		2012
	$	%	$	%
Revenues	$2,142,807	100.0	$1,913,149	100.0
Cost of revenues	1,126,050	52.6	1,011,081	52.8
Depreciation - cost of revenues	50,003	2.3	44,631	2.3
Litigation settlement and restructuring costs	2,120	0.1	132	—
Total cost of revenues	1,178,173	55.0	1,055,844	55.2
Gross profit	964,634	45.0	857,305	44.8
Selling, general and administrative expenses (exclusive of items shown below)	372,091	17.4	327,131	17.1
Acquisition expenses	10,275	0.5	7,920	0.4
Integration expenses	6,521	0.3	4,896	0.3
Change in fair value of contingent consideration	(2,278)	(0.1)	752	—
Restructuring costs and plant closure expense	2,480	0.1	5,201	0.3
Impairment of intangible assets	1,405	0.1	—	—
Litigation settlement	116	—	6,050	0.3
Loss on sale of business	—	—	4,867	0.3
Total SG&A expenses (exclusive of depreciation and amortization shown below)	390,610	18.2	356,817	18.7
Depreciation	11,338	0.5	9,598	0.5
Amortization	27,067	1.3	22,054	1.2
Income from operations	535,619	25.0	468,836	24.5
Net interest expense	54,949	2.6	51,270	2.7
Other expense, net	2,924	0.1	369	—
Income tax expense	164,662	7.7	147,256	7.7
Net income	313,084	14.6	269,941	14.1
Less: net income attributable to noncontrolling interests	1,712	0.1	1,945	0.1
Net income attributable to Stericycle, Inc.	$311,372	14.5	$267,996	14.0
Earnings per share- diluted	$3.56		$3.08
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
International gross margin increased to 34.4% during 2013, compared to 34.3% in 2012. In general, international gross margins are lower than domestic gross margins because the international operations have fewer small account customers, which tend to provide higher gross margins. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross margins receive downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Selling, General and Administrative, Depreciation and Amortization Expenses: Excluding the effect of Adjusting Items, depreciation, and amortization expenses, our SG&A expenses increased $45.0 million, or 13.7%, to $372.1 million in 2013, from $327.1 million in 2012 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percentage of revenues, these costs increased to 17.4% in 2013, from 17.1% in 2012 primarily due to an increase in compensation expense.
Domestically, SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $27.2 million or 11.5%, to $264.6 million in 2013, from $237.4 million in 2012. As a percentage of revenues, SG&A was at 17.6% in 2013 compare to 17.3% in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.1% in 2013.
Internationally, SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $17.8 million, or 19.8%, in 2013 to $107.5 million from $89.7 million in 2012. As percentage of revenues, SG&A was at 16.9% in 2013 compare to 16.5% in 2012. As a percentage of revenues, amortization expense of acquired intangible assets increased by 0.2% in 2013.
During the year ended December 31, 2013, we recognized $10.3 million in acquisition expenses, $6.5 million expenses related to the integration of our acquisitions, $2.5 million of restructuring and plant closure costs, $1.4 million impairment of intangible assets, $0.1 million in litigation settlement costs, partially offset by $2.3 million favorable change in fair value of contingent consideration. These Adjusting Items, including $2.1 million litigation settlement costs described in the Cost of Revenues section above, resulted in $20.6 million of expense on a pre-tax basis during 2013.
During the year ended December 31, 2012, we recognized $7.9 million in acquisition expenses, $4.9 million expense related to the integration of our acquisitions, $6.1 million in litigation settlement costs, $5.2 million of restructuring and plant closure costs, $4.9 million loss related to a divestiture in the United Kingdom, and $0.8 million unfavorable change in fair value of contingent consideration. These Adjusting Items, including $0.1 million of restructuring costs described in Cost of Revenue section above, resulted in $29.8 million of expense on a pre-tax basis during 2012.
Income from Operations: Income from operations increased by $66.8 million, or 14.2%, to $535.6 million in 2013 from $468.8 million in 2012. Comparison of income from operations between 2013 and 2012 is affected by Adjusting Items described above in the Cost of Revenues and SG&A sections.
Domestically, our income from operations increased $48.3 million, or 12.0%, to $448.8 million in 2013 from $400.5 million in 2012. Internationally, our income from operations increased $18.5 million, or 27.1%, to $86.8 million in 2013 from $68.3 million in 2012. Expenses for Adjusting Items decreased by $9.2 million in 2013 when compared to 2012.
Net Interest Expense: Net interest expense increased to $54.9 million during 2013 from $51.3 million during 2012 due to higher average borrowing costs in the U.S. caused by the full year impact of the fixed rate private placement borrowings for 2013 which we entered into in December 2012 and increased borrowings and higher interest costs in Latin America.
Income Tax Expense: Income tax expense increased to $164.7 million during 2013 from $147.3 million during 2012. The effective tax rates for the years 2013 and 2012 were 34.5% and 35.3%, respectively. The decrease in the tax rate for 2013 is primarily related to a reduction of international statutory rates, most notably in the United Kingdom, and to a decrease in our tax accrual for unrecognized tax benefits due to the expiration of statute of limitations.
Liquidity and Capital Resources:
Our $1.2 billion senior credit facility maturing in June 2019, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At December 31, 2014, we were in compliance with all of our financial debt covenants.
On June 3, 2014, we and certain of our subsidiaries entered into a second amended and restated credit agreement (the "new credit agreement") with Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the new credit agreement, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as syndication agents, and Union Bank, N.A. and Santander Bank, National Association, as co-documentation agents. The new credit agreement amended and restated our prior amended and restated credit agreement dated as of September 21, 2011. The new credit agreement increases our unsecured revolving credit facility from $1.0 billion to $1.2 billion and extends the maturity date of our borrowings from September 21, 2016 to June 3, 2019. We paid $2.1 million in financing fees which will be amortized to interest expense over the life of the new credit agreement.
At December 31, 2014, we had $460.0 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $144.5 million. We also had $162.9 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility at December 31, 2014 was $577.1 million. At December 31, 2014, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.125% on our revolving credit facility

•	For borrowings less than one month, the higher of the following

◦	Federal funds rate plus 0.5%

◦	Euro Currency rate plus 1.0% or the prime rate

•	For borrowings greater than one month: LIBOR plus 1.0%
The weighted average rate of interest on the unsecured revolving credit facility was 1.50% per annum, which includes the 0.125% facility fee at December 31, 2014.
At December 31, 2014, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015. These notes have been classified as long-term debt due to our intent to pay this obligation by borrowing on our $1.2 billion senior credit facility.
At December 31, 2014, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
At December 31, 2014, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
At December 31, 2014, we had $279.6 million in promissory notes issued in connection with acquisitions during 2007 through 2014, $160.5 million in foreign subsidiary bank debt outstanding, and $9.2 million in capital lease obligations.
Working Capital: At December 31, 2014, our working capital decreased $5.4 million to $118.7 million compared to $124.1 million at December 31, 2013.
Current assets increased by $40.0 million. Net accounts receivable (inclusive of acquisitions) increased by $76.5 million. Days sales outstanding ("DSO") was calculated at 63 days at both December 31, 2014 and December 31, 2013, which was affected by acquired receivables of $68.0 million in 2014. Cash and cash equivalents decreased by $44.9 million in 2014. At December 31, 2013 we had excess cash of $22.7 million, offset by an equivalent amount in other current liabilities, that was used for recalled product reimbursements during 2014.
Current liabilities increased by $45.3 million in 2014, of which $25.5 million related to entities showing "negative cash" due to book to bank differences that we reclass to other current liabilities.
Net Cash Provided or Used: Net cash provided by operating activities increased $43.2 million, or 10.7%, to $448.5 million during 2014 from $405.3 million in 2013. The increase is primarily related to stronger collections period over period on higher revenues. In 2014, our net cash provided by operating activities was negatively impacted by $22.7 million that was used for recalled product reimbursement. Cash provided by operations as a ratio to net income in 2014 and 2013 was 137% and 129% , respectively.
Net cash used in investing activities during 2014 was $462.8 million compared to $235.0 million in 2013. We used $212.4 million more in funds to acquire new businesses in 2014, notably our PSC Environmental acquisition in April 2014. Our capital expenditures increased by $13.4 million in 2014 and, as a percent of revenues, were at 3.4% in both 2014 and 2013.

Net cash used in financing activities was $30.0 million during the 2014 compared to $136.0 million in 2013. In 2014, we had $197.0 net borrowings on our senior credit facility which we used to fund our current year acquisitions. We had share repurchases of $194.1 million in 2014 compared to $163.7 million in 2013, an increase of $30.4 million.
Contractual Obligations
The following table summarizes our significant contractual obligations and cash commitments at December 31, 2014:

Payments due by period (dollars in thousands)
		Total	2015	2016-2017	2018-2019	2020 and After
Long-term debt	(1)	$1,861,410	$187,029	$600,249	$682,582	$391,550
Capital lease obligations	(1)	11,436	4,788	6,043	152	453
Operating leases		335,365	81,926	128,933	80,408	44,098
Purchase obligations		9,711	6,141	3,570	—	—
Other long-term liabilities	(1)(2)	2,218	629	520	—	1,069
Total contractual cash obligations		$2,220,140	$280,513	$739,315	$763,142	$437,170

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

At December 31, 2014, we had $162.9 million in stand-by letters of credit issued.
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
We have exposure to foreign currency fluctuations. We have subsidiaries in twelve foreign countries whose functional currency is the local currency. Our international subsidiaries use local currency denominated lines of credit for their funding needs which is has no exposure to currency fluctuations. We translate results of operations of our international operations using an average exchange rate. Changes in foreign currency exchange rates could unfavorably impact our consolidated results of operations.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control—Integrated Framework.
The Company acquired PSC Environmental Services, LLC ("PSC Environmental") on April 22, 2014. PSC Environmental has not been included it management's assessment of the effectiveness of internal control over financial reporting. Pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of internal controls over financial reporting does not include PSC Environmental. PSC Environmental accounted for approximately 7% of the Company's consolidated net sales for the year ended December 31, 2014 and approximately 2% of the Company's consolidated total assets at December 31, 2014.
Based on this assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2014.
The Company’s independent registered public accounting firm has issued an opinion on the Company’s internal control over financial reporting. That report appears on page 33.

Stericycle, Inc.
Lake Forest, IL
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries
We have audited Stericycle, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc. and Subsidiaries', internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 2, 2015

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$22,236	$67,167
Short-term investments	380	413
Accounts receivable, less allowance for doubtful accounts of $19,083 in 2014 and $19,134 in 2013	465,473	388,996
Deferred income taxes	28,322	18,031
Prepaid expenses	30,632	28,379
Other current assets	33,173	37,279
Total Current Assets	580,216	540,265
Property, Plant and Equipment, less accumulated depreciation of $364,124 in 2014 and $323,031 in 2013	460,408	358,967
Goodwill	2,418,832	2,231,582
Intangible assets, less accumulated amortization of $114,922 in 2014 and $88,098 in 2013	909,645	720,035
Other assets	32,621	37,124
Total Assets	$4,401,722	$3,887,973
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$131,969	$150,380
Accounts payable	114,596	89,146
Accrued liabilities	131,743	107,445
Deferred revenues	21,624	18,826
Other current liabilities	61,599	50,387
Total Current Liabilities	461,531	416,184
Long-term debt, net of current portion	1,527,246	1,280,663
Deferred income taxes	431,643	396,119
Other liabilities	64,117	27,469
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,883,517 issued and outstanding in 2014 and 85,500,037 issued and outstanding in 2013)	849	855
Additional paid-in capital	289,211	195,110
Accumulated other comprehensive loss	(138,419)	(56,468)
Retained earnings	1,743,371	1,610,964
Total Stericycle, Inc.’s Equity	1,895,012	1,750,461
Noncontrolling interest	22,173	17,077
Total Equity	1,917,185	1,767,538
Total Liabilities and Equity	$4,401,722	$3,887,973

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data
	Years Ended December 31,
	2014	2013	2012
Revenues	$2,555,601	$2,142,807	$1,913,149
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	1,404,712	1,128,170	1,011,213
Depreciation - cost of revenues	56,478	50,003	44,631
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	489,937	390,610	356,817
Depreciation – selling, general and administrative expenses	15,446	11,338	9,598
Amortization	32,692	27,067	22,054
Total Costs and Expenses	1,999,265	1,607,188	1,444,313
Income from Operations	556,336	535,619	468,836
Other Income (Expense):
Interest income	120	294	404
Interest expense	(66,142)	(55,243)	(51,674)
Other expense, net	(2,746)	(2,924)	(369)
Total Other Expense	(68,768)	(57,873)	(51,639)
Income Before Income Taxes	487,568	477,746	417,197
Income Tax Expense	159,422	164,662	147,256
Net Income	$328,146	$313,084	$269,941
Less: Net Income Attributable to Noncontrolling Interests	1,690	1,712	1,945
Net Income Attributable to Stericycle, Inc.	$326,456	$311,372	$267,996
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$3.84	$3.62	$3.14
Diluted	$3.79	$3.56	$3.08
Weighted Average Number of Common Shares Outstanding:
Basic	84,932,792	85,902,550	85,401,365
Diluted	86,233,612	87,391,988	87,018,473

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands
	Years Ended December 31,
	2014	2013	2012
Net Income	$328,146	$313,084	$269,941

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	(82,871)	(19,160)	6,801
Amortization of cash flow hedge into income, net of tax ($209, $200 and $216) for the years ended December 31, 2014, 2013 and 2012, respectively)	339	314	339
Change in fair value of cash flow hedge, net of tax ($813, $0 and $193 for the years ended December 31, 2014, 2013 and 2012, respectively)	(2,069)	—	289
Total Other Comprehensive Income/ (Loss)	(84,601)	(18,846)	7,429

Comprehensive Income	243,545	294,238	277,370
Less: Comprehensive Income/ (Loss) Attributable to Noncontrolling Interests	(960)	270	2,454
Comprehensive Income Attributable to Stericycle, Inc.	$244,505	$293,968	$274,916

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$328,146	$313,084	$269,941
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	17,773	17,457	16,339
Excess tax benefit of stock options exercised	(17,906)	(17,153)	(30,161)
Depreciation	71,924	61,341	54,229
Amortization	32,692	27,067	22,054
Deferred income taxes	16,550	30,930	22,678
Loss on sale of business	—	—	4,867
Change in fair value of contingent consideration	(1,452)	(2,278)	752
Other, net	10,384	3,381	1,677
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(34,116)	(54,767)	(4,329)
Accounts payable	(5,712)	7	406
Accrued liabilities	21,279	4,547	24,537
Deferred revenues	1,017	(1,319)	931
Other assets and liabilities	7,921	23,010	6,863
Net cash provided by operating activities	448,500	405,307	390,784
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(374,321)	(161,936)	(224,367)
(Purchases of)/ proceeds from investments	(1,957)	73	(89)
Proceeds from sale of business and other assets	—	—	764
Capital expenditures	(86,496)	(73,109)	(65,236)
Net cash used in investing activities	(462,774)	(234,972)	(288,928)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(101,231)	(88,507)	(102,932)
Borrowings on foreign bank debt	205,086	218,968	98,620
Repayments on foreign bank debt	(193,284)	(201,967)	(69,454)
Borrowings on senior credit facility	1,413,026	1,029,718	863,286
Repayments on senior credit facility	(1,216,031)	(984,979)	(1,167,595)
Proceeds from private placement of long-term note	—	—	250,000
Payments of deferred financing costs	(2,280)	—	(956)
Payments on capital lease obligations	(5,826)	(4,024)	(3,192)
Purchases and cancellations of treasury stock	(194,066)	(163,700)	(48,028)
Proceeds from issuance of common stock	51,852	42,345	64,461
Excess tax benefit of stock options exercised	17,906	17,153	30,161
Payments to noncontrolling interests	(5,201)	(1,026)	(5,897)
Net cash used in financing activities	(30,049)	(136,019)	(91,526)
Effect of exchange rate changes on cash and cash equivalents	(608)	(1,809)	1,819
Net (decrease)/ increase in cash and cash equivalents	(44,931)	32,507	12,149
Cash and cash equivalents at beginning of period	67,167	34,660	22,511
Cash and cash equivalents at end of period	$22,236	$67,167	$34,660

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$145,938	$100,101	$97,541
Issuances of obligations for noncontrolling interest	—	6,119	8,197

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2014, 2013 and 2012

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	84,696	$847	$—	$1,243,303	$(45,984)	$29,085	$1,227,251
Net income				267,996		1,945	269,941
Currency translation adjustment					6,292	509	6,801
Change in qualifying cash flow hedge, net of tax					628		628
Issuance of common stock for exercise of options and employee stock purchases	1,855	19	68,444				68,463
Purchase/ cancellation of treasury stock	(563)	(6)	—	(48,022)			(48,028)
Stock compensation expense			16,339				16,339
Excess tax benefit of stock options exercised			30,161				30,161
Noncontrolling interests attributable to acquisitions						4,386	4,386
Reduction to noncontrolling interests due to additional ownership			1,958			(19,997)	(18,039)
Payments to noncontrolling interests			(182)			(398)	(580)
Balance at December 31, 2012	85,988	860	116,720	1,463,277	(39,064)	15,530	1,557,323
Net income				311,372		1,712	313,084
Currency translation adjustment					(17,718)	(1,442)	(19,160)
Change in qualifying cash flow hedge, net of tax					314		314
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	973	10	47,991				48,001
Purchase/ cancellation of treasury stock	(1,461)	(15)	—	(163,685)			(163,700)
Stock compensation expense			17,457				17,457
Excess tax benefit of stock options exercised			17,153				17,153
Noncontrolling interests attributable to acquisitions						4,211	4,211
Reduction to noncontrolling interests due to additional ownership			(4,211)			(2,926)	(7,137)
Payments to noncontrolling interests						(8)	(8)
Balance at December 31, 2013	85,500	855	195,110	1,610,964	(56,468)	17,077	1,767,538
Net income				326,456		1,690	328,146
Currency translation adjustment					(80,221)	(2,650)	(82,871)
Change in qualifying cash flow hedge, net of tax					(1,730)		(1,730)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	1,061	11	58,551				58,562
Purchase/ cancellation of treasury stock	(1,677)	(17)	—	(194,049)			(194,066)
Stock compensation expense			17,773				17,773
Excess tax benefit of stock options exercised			17,906				17,906
Noncontrolling interests attributable to acquisitions						6,781	6,781
Reduction to noncontrolling interests due to additional ownership			(129)			(725)	(854)
Balance at December 31, 2014	84,884	$849	$289,211	$1,743,371	$(138,419)	$22,173	$1,917,185

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 — DESCRIPTION OF BUSINESS
We were incorporated in 1989 and presently serve a diverse customer base of more than 600,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom.
We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 64 processing facilities, the majority of which use autoclave waste processing technology. All of our processing facilities also serve as collection sites. We own or lease 137 additional transfer sites, 19 additional sales/administrative sites, and 51 other service facilities. Internationally, we own or lease 117 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 77 additional transfer sites, 45 additional sales/administrative sites, 46 other service facilities, and 2 landfills.
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services.
The regulated solutions we provide include: medical waste disposal, hazardous waste management, our Steri-Safe® medical waste and compliance program, our Clinical Services program, our Sharps Management Service featuring Bio Systems® reusable sharps containers, pharmaceutical waste disposal, and medical safety products. Our compliance solutions include: training, consulting, inbound/outbound communications, data reporting, and other regulatory compliance services. In addition to our regulated and compliance solutions, we offer regulated recall and returns management solutions which encompass a number of services for a variety of businesses, but consist primarily of managing the recall, withdrawal, or return of expired or recalled products and pharmaceuticals.
We have 9,969 employees in the United States, of which 456 are covered by collective bargaining agreements. Internationally, we have 8,687 employees, of which approximately 2,209 are covered by collective bargaining agreements, primarily in Latin America.
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of December 31, 2014 and 2013 and the results of our operations, our cash flows, and our statement of changes in equity for the three years ended December 31, 2014, 2013 and 2012. Such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of filing this Annual Report on Form 10-K.
Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation. At December 31, 2013, the Company recorded an immaterial correction of an error to reclassify $5.2 million of book overdrafts from cash and cash equivalents to other current liabilities on the Consolidated Balance Sheet. This adjustment had no impact on previously reported Stericycle, Inc.'s equity, net income, or earnings per share.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements include the accounts of Stericycle, Inc. and its subsidiaries.
Revenue Recognition:
Revenues for our regulated waste management services, other than our compliances services such as Steri-Safe, are recognized at the time of waste collection. Our compliance service revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from hazardous waste services are recorded at the time waste is received at our processing facility. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Charges related to international value added tax ("VAT") and other similar pass through taxes are not included as revenue.
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
Our containers have a weighted average remaining useful life of 13.1 years.
Acquisition Accounting:
Acquisition accounting requires us to recognize assets and liabilities at their fair value. The process of determining fair value requires time to complete therefore we will make some estimates at the time of acquisition. These estimates are primarily for amortizable intangibles and, if appropriate, an associated deferred tax liability. These estimates are based on historical experience and allow us to recognize amortization expense until the final valuation is complete.

Goodwill and Identifiable Intangibles:
Goodwill and identifiable indefinite lived intangible assets are not amortized, but are subject to an annual impairment test (see Note 11 - Goodwill and Other Intangible Assets for more information about goodwill and the annual impairment test). Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 23.8 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 4.7 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.8 years. We have technology with useful life of 5 years, with a weighted average remaining useful life of 1.0 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized. We also have a tradename that we have determined has an indefinite life.
Our indefinite lived intangible assets are tested for impairment annually at December 31, or more frequently, if circumstances indicate that they may be impaired. We use a qualitative assessment, as provided for under the FASB Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, to determine if is is more likely then not that the asset is impaired. If there is an indication of impairment, we test the recoverability of the asset using either a discounted income or cost savings model to calculate fair value. The calculated fair value is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates (see Note 11 - Goodwill and Other Intangible Assets for more information about indefinite lived intangible assets).
Valuation of Intangibles:
Valuation of our intangible assets other than goodwill is derived using a discounted income and cost savings approach. Financial information such as revenues, costs, assets and liabilities, and other assumptions related to the intangible asset are input into a standard valuation model to determine a stream of income attributable to that intangible. The income stream is then discounted to the present to arrive at a valuation. We perform annual impairment tests on our indefinite lived intangible assets.
We have determined that our customer relationships have lives between 10 and 40 year based on the specific type of relationship. The valuation of our contractual customer relationships was derived using a discounted income approach valuation model. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows (see Note 11 - Goodwill and Other Intangible Assets for more information about our intangible assets other than goodwill).
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
Accounts Receivable:
Accounts receivable consist of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than approximately 1% of our accounts receivable. Bad debt expense was $9.9 million, $4.8 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Environmental Remediation Liabilities:
We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated. We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations.
Financial Instruments:
Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt. At December 31, 2014, the fair value of the Company’s debt obligations was estimated at $1.67 billion, compared to a carrying amount of $1.66 billion. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than approximately 1% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of our expectations.
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
Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, accrued liabilities, contingent consideration liabilities, intangible assets amortization expense, and rental payments are based upon foreign exchange rates at December 31, 2014.
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
Foreign Currency Translation:
Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of accumulated other comprehensive loss in Stericycle, Inc.'s equity.
New Accounting Standards:
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
Accounting Standards Issued But Not Yet Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has no plans to dispose of a component of our entity and therefore does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Revenue From Contracts With Customers
In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its internal processes, operating results, and financial reporting. The impact is currently not known or reasonably estimable.
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
NOTE 3 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the years ended December 31, twelve months ended December 31, 2014, 2013 and 2012:

Acquisition Locations	2014	2013	2012
United States	17	13	17
Argentina	2	3	1
Brazil	3	2	1
Canada	2	3	—
Chile	3	1	3
Japan	2	3	1
Mexico	—	1	2
Portugal	5	2	1
Romania	3	6	2
Republic of Korea	1	—	—
Spain	3	3	8
United Kingdom	3	12	5
Total	44	49	41
During 2014, we completed 44 acquisitions, of which 17 were domestic and 27 were international businesses. Domestically, we acquired 100% of the stock of two regulated waste businesses, selected assets of eleven regulated waste businesses, three communication services business, and one recall and returns business.
Internationally, in Argentina, we acquired 100% of the stock of two regulated waste businesses. In Brazil, we acquired 100% of the stock of two regulated waste business and selected assets of one regulated waste business. In Canada, we acquired 100% of the stock of two communication solution businesses. In Chile, we acquired 100% of the stock of two regulated waste businesses, and 90% of the stock of another. In Japan, we acquired 100% of the stock of two regulated waste businesses. In Portugal, we acquired 100% of the stock of five regulated waste business. In Romania, we acquired selected assets of two regulated waste businesses and 100% of the stock of another. In Republic of Korea, which represents a new market for us, we acquired 75.5% of the stock of one regulated waste business. In Spain, we acquired 100% of the stock of one regulated waste business and selected assets of two regulated waste businesses. In the United Kingdom, we acquired 100% of the stock of two regulated waste businesses and selected assets of another.
We also increased our majority share in a previous acquisition in Japan to 100%.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the years ended December 31, 2014, 2013 and 2012:

In thousands
	2014	2013	2012
Cash	$374,321	$161,936	$224,367
Promissory notes	125,229	64,581	70,670
Deferred consideration	3,535	31,149	17,681
Contingent consideration	17,174	4,371	9,190
Total purchase price	$520,259	$262,037	$321,908
For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the twelve months ended December 31, 2014, we recognized a net increase in goodwill of $235.6 million excluding the effect of foreign currency translation (see Note 11 – Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements). A net increase of $164.9 million was assigned to our United States reportable segment, and a net increase of $70.7 million was assigned to our International reportable segment. Approximately $125 million of the goodwill recognized during the twelve months ended December 31, 2014 will be deductible for income taxes.
During the twelve months ended December 31, 2014, we recognized a net increase in intangible assets from acquisitions of $276.8 million, excluding the effect of foreign currency translation. The changes include $117.2 million in the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years, $158.1 million in permits with indefinite lives, and $1.2 million in tradename with an amortizable lives of 15 to 20 years, and $0.3 million in other intangibles with an amortizable life of 10 years.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the years ended December 31, 2014, 2013 and 2012:

In thousands
	2014	2013	2012
Fixed assets	$98,916	$15,582	$30,426
Intangibles	276,798	92,398	150,149
Goodwill	235,597	179,795	147,156
Accounts receivable	68,019	19,920	26,656
Accounts payable	(37,021)	(8,910)	(7,423)
Environmental remediation liabilities	(32,383)	—	—
Net other (liabilities)/ assets	(42,015)	(11,030)	3,869
Debt	(22,102)	(7,512)	(4,353)
Net deferred tax liabilities	(18,769)	(13,995)	(20,186)
Noncontrolling interests	(6,781)	(4,211)	(4,386)
Total purchase price allocation	$520,259	$262,037	$321,908
During the twelve months ended December 31, 2014, 2013 and 2012 the Company incurred $13.3 million, $10.3 million, and $7.9 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" ("SG&A") on our Consolidated Statements of Income.
Included in the acquisitions discussed above for the quarter ended June 30, 2014 is the acquisition of 100% of the stock of PSC Environmental Services, LLC ("PSC Environmental"), which was consummated on April 22, 2014. Subject to various adjustments, the total consideration for the PSC Environmental acquisition was $284.2 million, of which $248.2 million was paid in cash, $30.0 million was paid by a two-year promissory note, and $6.0 million of the total purchase price represents contingent consideration which is based on Stericycle's expected future utilization of acquired net operating losses. A portion of the cash payment was applied to pay PSC Environmental’s indebtedness as of the closing date. As part of the PSC Environmental acquisition, we assumed $32.4 million in environmental remediation liabilities (see Note 13 - Environmental Remediation Liabilities, in the Notes to the Consolidated Financial Statements).
Included in the acquisitions discussed above for the quarter ended September 30, 2014 is the acquisition of 100% of the stock of Shiraishi-Sogyo Co. Ltd. ("Shiraishi"). Consideration for the acquisition of Shiraishi included the effective settlement of pre-existing loans we extended to Shiraishi for $15.7 million and the assumption of Shiraishi's bank debt of $4.7 million.
The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. The pro forma revenues for the twelve months ended December 31, 2014 from the aggregate acquisitions during 2014 was approximately $364.5 million, which includes $219.5 million estimated impact to 2014 reported revenues. Our pro forma earnings include estimates for intangible asset amortization expense but does not include estimated synergies as the timing and realizability of synergies is uncertain. The following consolidated pro forma information on the impact of the 2014 acquisitions to our consolidated revenues is based on the assumption that these acquisitions all occurred on January 1, 2013:

In thousands
	Years Ended December 31,
	2014	2013
Revenues	$2,700,614	$2,507,314
Net income	331,330	317,609

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

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,236	$22,236	$—	$—
Short-term investments	380	380	—	—
Derivative financial instruments	515	—	515	—
Total assets	$23,131	$22,616	$515	$—
Liabilities:
Contingent consideration	$19,941	$—	$—	$19,941
Derivative financial instruments	$2,408	$—	$2,408	$—
Total liabilities	$22,349	$—	$2,408	$19,941

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$67,167	$67,167	$—	$—
Short-term investments	413	413	—	—
Total assets	$67,580	$67,580	$—	$—
Liabilities:
Contingent consideration	$12,527	$—	$—	$12,527
Total liabilities	$12,527	$—	$—	$12,527

For our derivative financial instruments we use a market approach valuation technique based on observable market transactions of spot and forward rates.
We recorded a $0.5 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as other assets at December 31, 2014. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.
We recorded a $2.4 million liability related to the fair value of treasury locks which was classified as current liabilities at December 31, 2014. The purpose was to lock in the treasury rate on the issuance of expected private placement debt and to eliminate interest rate risk. The fair value of the hedge was calculated by taking the present value of the difference between the locked rate and the forward rates at December 31, 2014. The hedge will terminate in April 2015 at which time the settlement amount, net of tax, will be recognized in accumulated other comprehensive income and amortized to net interest expense over the life of the underlying debt.
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $19.9 million, of which $7.9 million was classified as current liabilities at December 31, 2014. Contingent consideration liabilities were $12.5 million at December 31, 2013. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $23.8 million at December 31, 2014. Contingent consideration liabilities are reassessed each quarter and are reflected in the Consolidated Balance Sheets in current liabilities within "Other current liabilities" and in noncurrent liabilities within "Other liabilities." Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at January 1, 2014	$12,527
Increases due to acquisitions	17,174
Decrease due to change in noncontrolling interests	(4,379)
Decrease due to payments	(2,737)
Changes due to foreign currency fluctuations	(1,192)
Changes in fair value reflected in Selling, general, and administrative expenses	(1,452)
Contingent consideration at December 31, 2014	$19,941
Fair Value of Debt: At December 31, 2014, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.67 billion compared to a carrying amount of $1.66 billion. At December 31, 2013, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.41 billion compared to a carrying amount of $1.43 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
There were no movements of items between fair value hierarchies.

NOTE 5 – INCOME TAXES
The U.S. and International components of income before income taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012:

In thousands
	2014	2013	2012
United States	$441,029	$407,315	$357,076
Foreign	46,539	70,431	60,121
Total income before income taxes	$487,568	$477,746	$417,197
Significant components of our income tax expense for the years ended December 31, 2014, 2013 and 2012 are as follows:

In thousands
	2014	2013	2012
Current
United States - federal	$118,217	$103,751	$95,864
United States - state and local	13,023	11,683	14,034
Foreign	14,930	24,486	17,192
	146,170	139,920	127,090
Deferred
United States - federal	29,730	31,808	25,028
United States - state and local	948	5,510	3,881
Foreign	(15,339)	(10,246)	(8,743)
Foreign - changes in statutory rates	(2,087)	(2,330)	—
	13,252	24,742	20,166
Total provision	$159,422	$164,662	$147,256
A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	1.9%	2.3%	2.9%
Foreign tax rates	(0.5)%	(0.8)%	(1.2)%
Change in deferred tax assets from an increase in tax basis of foreign assets	(1.8)%	—%	—%
Other	(1.9)%	(2.0)%	(1.4)%
Effective tax rate	32.7%	34.5%	35.3%
Cash payments for income taxes were $128.1 million, $102.1 million, and $104.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Our deferred tax liabilities and assets at December 31, 2014 and 2013 were as follows:

In thousands
	2014	2013
Deferred tax liabilities:
Property, plant and equipment	$(41,071)	$(43,280)
Goodwill and intangibles	(453,854)	(387,942)
Total deferred tax liabilities	(494,925)	(431,222)
Deferred tax assets:
Accrued liabilities	32,664	20,415
Stock based compensation	21,139	20,361
Other	17,922	5,264
Net operating tax loss carry-forwards	20,017	8,097
Less: valuation allowance	(56)	(1,122)
Total deferred tax assets	91,686	53,015
Net deferred tax liabilities	$(403,239)	$(378,207)
At December 31, 2014, net operating loss carry-forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry-forwards related to our acquisitions. The net operating loss carry-forwards from foreign and domestic acquisitions are approximately $58 million and certain of these net operating loss carry-forwards begin to expire in 2017. The tax benefit of these net operating losses is approximately $20 million at December 31, 2014, on which a valuation allowance of $56 thousand was recorded offsetting such tax benefit. During 2014, we reversed valuation allowances previously recorded in Japan, because net operating tax loss carry-forwards are now considered more likely than not to be realized. The valuation allowance primarily relates to loss carry-forwards for which limitations are in place and utilization before their expiration is uncertain.
Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. The cumulative amounts of such earnings are approximately $421 million at December 31, 2014, and it is not practicable to estimate the amount of tax that may be payable upon distribution assuming repatriation.
We and our subsidiaries file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2011. In 2014, the Internal Revenue Service concluded an audit of our 2010 Corporate Income Tax return with no significant adjustments.
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
The total amount of unrecognized tax positions at December 31, 2014 is $15.1 million. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $15.1 million. We recognized interest and penalties accrued related to income tax reserves in the amount of $0.3 million and $0.4 million, for the years ended December 31, 2014 and 2013, respectively, as a component of income tax expense.
The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2014 and 2013:

In thousands
Unrecognized tax positions at January 1, 2013	$16,104
Gross increases - tax positions in prior period	267
Gross decreases - tax positions in prior period	(1,129)
Gross increases - current period tax positions	2,514
Settlement	—
Lapse of statute of limitations	(2,846)
Unrecognized tax positions at December 31, 2013	$14,910
Gross increases - tax positions in prior period	200
Gross decreases - tax positions in prior period	(762)
Gross increases - current period tax positions	3,081
Settlement	(1,165)
Lapse of statute of limitations	(1,169)
Unrecognized tax positions at December 31, 2014	$15,095
NOTE 6 – STOCK BASED COMPENSATION
At December 31, 2014, we had the following stock option plans:

•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006; and
At December 31, 2014, we have reserved a total of 9,450,645 shares for issuance under these plans.
In terms of the stock options authorized, the 2014 Plan, 2011 Plan, 2008 Plan, and the 2005 Plan provide for the grant of non-statutory stock options ("NSOs") and incentive stock options ("ISOs") intended to qualify under section 422 of the Internal Revenue Code; the 2000 Plan provides for the grant of NSOs; the 1997 Plan provided for the grant of NSOs and ISOs; and the Directors Plan provided for the grant of NSOs.
The 2014, 2011, 2008 and 2005 Plans authorize awards to our officers, employees and consultants, and following the expiration of the Directors Plan in May 2006, to our directors; the 2000 Plan authorized awards to our employees and consultants but not to our officers and directors; the 1997 Plan authorized awards to our officers, directors, employees and consultants; and the Directors Plan authorized awards to our outside directors.
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
Employee Stock Purchase Plan:
In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan ("ESPP"), which our stock holders approved in May 2001, and was made effective as of July 1, 2001. The ESPP authorizes 900,000 shares of our common stock, which substantially most employees may purchase through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period. During 2014, 2013 and 2012, 60,189 shares, 52,956 shares, and 56,362 shares respectively, were issued through the ESPP. At December 31, 2014, we had 259,503 shares available for issuance under ESPP plan.
Stock Based Compensation Expense:
During 2014, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value determined in accordance with the provisions of FASB accounting standards for share-based payments.
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units ("RSUs"), and the ESPP included in the Consolidated Statements of Income:

	Years Ended December 31,
	2014	2013	2012
Cost of revenues - stock option plan	$52	$120	$136
Selling, general and administrative - stock option plan	15,214	15,212	13,630
Selling, general and administrative - RSUs	1,267	1,116	1,474
Selling, general and administrative - ESPP	1,240	1,009	1,099
Total pre-tax expense	$17,773	$17,457	$16,339
The following table sets forth the tax benefits related to stock compensation:

	Years Ended December 31,
	2014	2013	2012
Tax benefit recognized in Statements of Income	$4,849	$4,518	$5,818
Excess tax benefit realized	17,906	17,153	30,161

Stock Options:
Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period. Stock option activity for the year ended December 31, 2014, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	5,540,482	$70.29
Granted	981,583	115.41
Exercised	(991,201)	53.49
Forfeited	(151,350)	96.43
Canceled or expired	(1,657)	80.96
Outstanding at December 31, 2014	5,377,857	$80.88
Exercisable at December 31, 2014	2,719,760	$65.54
Vested and expected to vest at December 31, 2014	5,176,959	$80.02

At December 31, 2014, there was $44.1 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 2.81 years.
The following table sets forth the total intrinsic value of options exercised for the years ended December 31:

In thousands
	2014	2013	2012
Total exercise intrinsic value of options exercised	$65,884	$55,757	$97,816
The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on the trading day the option was exercised and the exercise price associated with the respective option).
The following table sets forth the information related to outstanding and exercisable options for the years ended December 31:

	2014	2013	2012
Weighted average remaining contractual life of outstanding options (in years)	6.10	6.60	6.70
Total aggregate intrinsic value of outstanding options (in thousands)	$269,900	$254,200	$175,200
Weighted average remaining contractual life of exercisable options (in years)	5.10	5.30	5.50
Total aggregate intrinsic value of exercisable options (in thousands)	$178,300	$161,100	$114,500
The total aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2014; this amount changes based on the fair market value of our stock.
Options outstanding and exercisable at December 31, 2014 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$22.90 - $46.83	663,353	3.03	$41.99	659,353	$42.06
$46.87 - $51.20	72,225	4.34	49.70	68,225	49.61
$51.55 - $51.55	539,334	5.10	51.55	380,195	51.55
$51.75 - $83.88	550,039	3.95	57.71	524,647	57.16
$83.95 - $84.91	48,731	7.34	84.01	43,081	83.96
$85.00 - $85.00	614,657	6.10	85.00	327,701	85.00
$85.02 - $86.02	11,450	7.18	85.44	3,300	85.32
$86.24 - $86.24	801,630	7.12	86.24	317,562	86.24
$86.83 - $95.03	179,092	6.83	90.13	124,033	89.22
$95.87 - $132.95	1,897,346	7.73	106.15	271,663	100.63
$22.90 - $132.95	5,377,857	6.14	$80.88	2,719,760	$65.54
The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Years Ended December 31,
	2014	2013	2012
Stock options granted (shares)	981,583	1,057,630	1,142,205
Weighted average fair value at grant date	$21.31	$22.02	$20.14
Assumptions:
Expected term (in years)	4.76	5.81	6.00
Expected volatility	17.23%	27.03%	27.87%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.53%	1.00%	1.05%
Restricted Stock Units:
The fair value of Restricted stock units ("RSUs") is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. RSUs vest at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio. The following table sets forth the information related to RSUs for the years ended December 31:

	2014	2013	2012
Total aggregate intrinsic value of outstanding units (in thousands)	$8,337	$8,185	$6,362
Per share fair value of units granted	115.67	96.40	86.24
A summary of the status of our non-vested RSUs and changes during the year ended December 31, 2014, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value

Non-vested at beginning of year	70,457	$88.32
Granted	16,334	115.67
Vested and released	(17,288)	85.00
Forfeited	(5,903)	90.53
Non-vested at December 31, 2014	63,600	$96.04
At December 31, 2014, there was $4.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.87 years. The fair value of units that vested during the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $1.2 million, and $0.4 million, respectively.
NOTE 7 – PREFERRED STOCK
At December 31, 2014 and 2013, we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$326,456	$311,372	$267,996
Denominator:
Denominator for basic earnings per share-weighted average shares	84,932,792	85,902,550	85,401,365
Effect of diluted securities:
Employee stock options	1,300,820	1,489,438	1,617,108
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,233,612	87,391,988	87,018,473
Earnings per share – Basic	$3.84	$3.62	$3.14
Earnings per share – Diluted	$3.79	$3.56	$3.08
For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation, in the Notes to the Consolidated Financial Statements.
In 2014, 2013 and 2012, options to purchase 830,755 shares, 846,808 shares, and 1,049,707 shares, respectively, at exercise prices of $105.12-$132.95, $94.76-$119.19, and $77.49-$94.76 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the changes in the components of accumulated other comprehensive income for 2014, 2013 and 2012:

In thousands
	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income/ (Loss)
Beginning balance at January 1, 2012	$(43,584)	$(2,400)	$(45,984)
Period change	6,292	628	6,920
Ending balance at December 31, 2012	$(37,292)	$(1,772)	$(39,064)
Period change	(17,718)	314	(17,404)
Ending balance at December 31, 2013	$(55,010)	$(1,458)	$(56,468)
Period change	(80,221)	(1,730)	(81,951)
Ending balance at December 31, 2014	$(135,231)	$(3,188)	$(138,419)
The tax impact of the unrealized gains/ (losses) on cash flow hedges in accumulated other comprehensive income at December 31, 2014, 2013 and 2012 was $1.0 million, $0.2 million, and $0.4 million, respectively.

Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.
NOTE 10 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2014 and 2013 consisted of the following items:

In thousands
	2014	2013
Land and improvements	$63,600	$26,818
Building and improvements	142,680	113,740
Machinery and equipment	250,684	214,324
Vehicles	56,650	46,579
Containers	155,238	145,273
Office equipment and furniture	80,158	68,005
Software	40,291	25,676
Construction in progress	35,231	41,583
Total property, plant & equipment	824,532	681,998
Less: accumulated depreciation	(364,124)	(323,031)
Property, plant and equipment, net	$460,408	$358,967
NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.
Goodwill:
We have two geographical reportable segments, "United States" and "International," both of which have goodwill. The changes in the carrying amount of goodwill since January 1, 2013, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance at January 1, 2013	$1,616,286	$448,817	$2,065,103
Goodwill acquired during year	57,250	116,534	173,784
Purchase accounting allocation adjustments	4,541	1,470	6,011
Changes due to foreign currency fluctuations	—	(13,316)	(13,316)
Balance at December 31, 2013	1,678,077	553,505	2,231,582
Goodwill acquired during year	169,754	88,263	258,017
Purchase accounting allocation adjustments	(4,825)	(17,595)	(22,420)
Changes due to foreign currency fluctuations	—	(48,347)	(48,347)
Balance at December 31, 2014	$1,843,006	$575,826	$2,418,832
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
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior twelve months and the outstanding share count at June 30, 2014. We then look at the Company's Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA"), adjusted for stock compensation expense and other items, such as changes in the fair value of contingent consideration, restructuring and plant closure costs, and litigation settlement, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve months' modified EBITDA of that reporting unit. The fair value was then compared to the reporting units' book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit's individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.
The results of our goodwill impairment test using the market approach corroborated the results of the impairment test under the income approach and indicated the fair value of our reporting units exceeded their respective book values by substantial amounts, in excess of 100% of their respective book values.

Other Intangible Assets:
At December 31, 2014 and 2013, the values of other intangible assets were as follows:

In thousands
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$8,474	$5,688	$2,786	$9,405	$5,366	$4,039
Customer relationships	755,148	107,365	647,783	670,889	81,271	589,618
Trade names	6,062	1,313	4,749	5,283	1,031	4,252
Technology	611	521	90	611	416	195
Other	539	35	504	91	14	77
Indefinite lived intangibles:
Operating permits	247,933	—	247,933	116,054	—	116,054
Trade names	5,800	—	5,800	5,800	—	5,800
Total	$1,024,567	$114,922	$909,645	$808,133	$88,098	$720,035
In 2014 and 2013, we wrote off $9.9 million and $2.9 million in operating permits due to rationalizing certain of our domestic and international operations. These expenses are reflected as part of SG&A expenses. Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirers' intended use for these assets. This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets. We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year, or more frequently, if circumstances indicate that they may be impaired.
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 23.8 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 4.7 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.8 years. We have technology with a useful life of 5 years, with a weighted average remaining useful life of 1.0 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the years ended December 31, 2014, 2013 and 2012 the aggregate amortization expense was $32.7 million, $27.1 million and $22.1 million, respectively.
The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2015	$34,431
2016	34,091
2017	33,946
2018	33,891
2019	33,870

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates at December 31, 2014.
NOTE 12 – ACCRUED LIABILITIES
Accrued liabilities at December 31, 2014 and 2013 consisted of the following items:

In thousands
	2014	2013
Accrued compensation	$37,932	$36,210
Accrued insurance	40,387	29,363
Accrued taxes	17,847	19,538
Accrued interest	9,096	8,593
Accrued professional services liabilities	3,703	3,097
Accrued liabilities - other	22,778	10,644
Total accrued liabilities	$131,743	$107,445
NOTE 13 – ENVIRONMENTAL REMEDIATION LIABILITIES
We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated. We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations. The liability for environmental remediation is included in the Consolidated Balance Sheets in current liabilities within "Accrued liabilities" and in noncurrent liabilities within "Other liabilities."
At December 31, 2014, the total environmental remediation liabilities recorded were $32.6 million, of which $2.9 million was classified as accrued liabilities and $29.7 million was classified as other liabilities.

NOTE 14 – DEBT
Long-term debt consisted of the following at December 31:

In thousands
	2014	2013
Obligations under capital leases	$9,185	$7,343
$1.2 billion senior credit facility weighted average rate 1.50%, due in 2019	459,975	272,358
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Promissory notes and deferred consideration weighted average rate of 4.07% and weighted average maturity of 3.5 years	279,590	252,195
Foreign bank debt weighted average rate 9.48% and weighted average maturity of 1.8 years	160,465	149,147
Total debt	1,659,215	1,431,043
Less: current portion of total debt	131,969	150,380
Long-term portion of total debt	$1,527,246	$1,280,663
Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2014 are as follows:

In thousands
2015	$128,339
2016	253,245
2017	263,010
2018	33,907
2019	601,527
Thereafter	370,002
$1,650,030
We paid interest of $57.8 million, $51.0 million, and $47.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands
	2014	2013
Land	$174	$198
Buildings	896	550
Machinery and equipment	1,230	2,262
Vehicles	13,108	10,530
Less: accumulated depreciation	(5,375)	(3,905)
	$10,033	$9,635
Amortization related to these capital leases is included with depreciation expense.

Minimum future lease payments under capital leases are as follows:

In thousands
2015	$4,788
2016	3,379
2017	2,664
2018	90
2019	62
Thereafter	453
Total minimum lease payments	11,436
Less: amounts representing interest	(2,251)
Present value of net minimum lease payments	9,185
Less: current portion included in other current liabilities	(3,630)
Long-term obligations under capital leases	$5,555
Our $1.2 billion senior credit facility maturing in June 2019, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At December 31, 2014, we were in compliance with all of our financial debt covenants.
On June 3, 2014, we and certain of our subsidiaries entered into a second amended and restated credit agreement (the "new credit agreement") with Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the new credit agreement, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as syndication agents, and Union Bank, N.A. and Santander Bank, National Association, as co-documentation agents. The new credit agreement amended and restated our prior amended and restated credit agreement dated as of September 21, 2011. The new credit agreement increases our unsecured revolving credit facility from $1.0 billion to $1.2 billion and extends the maturity date of our borrowings from September 21, 2016 to June 3, 2019. We paid $2.1 million in financing fees which will be amortized to interest expense over the life of the new credit agreement.
At December 31, 2014 and 2013, we had $162.9 million and $155.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility was $577.1 million and $572.6 million at December 31, 2014 and 2013, respectively.
Our $100.0 million private placement notes that mature in April 2015 were classified as long-term debt due to our intent to pay this obligation by borrowing on our $1.2 billion senior credit facility.
NOTE 15 – LEASE COMMITMENTS
We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates over the next 20 years. The leases for most of the properties contain renewal provisions.
Rent expense for 2014, 2013 and 2012 was $111.5 million, $92.4 million, and $85.5 million, respectively.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2014 for each of the next five years and in the aggregate are as follows:

In thousands
2015	$81,926
2016	69,069
2017	59,864
2018	45,680
2019	34,728
Thereafter	44,098
$335,365
NOTE 16 – PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION
The FASB Accounting Standards Codification Topic 280, Segment Reporting, requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have three operating segments based on the organizational structure of our company and information reviewed. These operating segments are Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services ("International"). We have aggregated Domestic Regulated and Compliance Services, and Domestic Regulated Recall and Returns Management Services into one reportable segment, ("United States"), based on our consideration of the following aggregation criteria:

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

In thousands
	Years Ended December 31,
	2014	2013	2012
Revenues:
United States	$1,796,796	$1,506,587	$1,370,806
International:
Europe	407,082	341,387	301,615
Other international countries	351,723	294,833	240,728
Total International	758,805	636,220	542,343
Total	$2,555,601	$2,142,807	$1,913,149
Income before income taxes:
United States	$436,229	$404,620	$359,748
International	51,339	73,126	57,449
Total	$487,568	$477,746	$417,197
Total assets:
United States	$3,008,547	$2,541,323	$2,427,297
International	1,393,175	1,346,650	1,119,441
Total	$4,401,722	$3,887,973	$3,546,738
Property, Plant and Equipment, net:
United States	$297,558	$214,810	$207,387
International:
Europe	70,621	74,915	64,690
Other international countries	92,229	69,242	63,793
Total International	162,850	144,157	128,483
Total	$460,408	$358,967	$335,870
Revenues are attributable to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.
Detailed information for our United States reportable segment is as follows:

In thousands
	Years Ended December 31,
	2014	2013	2012
Regulated and compliance solutions	$1,715,437	$1,408,812	$1,254,486
Recall and returns solutions	81,359	97,775	116,320
Total revenue	$1,796,796	$1,506,587	$1,370,806
Net interest expense	44,926	43,131	41,084
Income before income taxes	436,229	404,620	359,748
Income taxes	161,672	152,874	138,807
Net income attributable to Stericycle, Inc.	$274,557	$251,746	$220,941

Depreciation and amortization	$59,888	$50,166	$45,234
Capital expenditures	57,019	43,442	38,528

Detailed information for our International reportable segment is as follows:

In thousands
	Years Ended December 31,
	2014	2013	2012
Regulated and compliance solutions	$758,805	$636,220	$542,343
Net interest expense	21,096	11,818	10,186
Income before income taxes	51,339	73,126	57,449
Income taxes	(2,250)	11,788	8,449
Net income	53,589	61,338	49,000
Less: net income attributable to noncontrolling interests	1,690	1,712	1,945
Net income attributable to Stericycle, Inc.	$51,899	$59,626	$47,055

Depreciation and amortization	$44,728	$38,242	$31,049
Capital expenditures	29,477	29,667	26,708
NOTE 17 – EMPLOYEE BENEFIT PLAN
We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750 per annum. Our contributions for the years ended December 31, 2014, 2013 and 2012 were approximately $3.6 million, $3.0 million, and $2.8 million, respectively.
The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2014, 2013 and 2012, total contributions made by the Company for these plans were approximately $1.9 million, $0.9 million, and $0.8 million, respectively.
NOTE 18 – LEGAL PROCEEDINGS
We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be instituted for a variety of reasons. We are also involved in a variety of civil litigation from time to time. Liabilities from litigation are accrued when known, probable and estimable.
Class Action Lawsuits. As we have previously disclosed, we were served on March 12, 2013 with a class action complaint filed in the U.S. District Court for the Western District of Pennsylvania by an individual plaintiff for itself and on behalf of all other "similarly situated" customers of ours. The complaint alleges, among other things, that we imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.
The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act (which the class action complaint describes at some length). The New York investigation arose out of a qui tam (or "whistle blower") complaint under the federal False Claims Act and comparable state statutes which was filed under seal in the U.S. District Court for the Northern District of Illinois in April 2008 by a former employee of ours. The qui tam complaint was filed on behalf of the United States and 14 states and the District of Columbia. On September 4, 2013, we filed our answer to Plaintiff-Relator’s Second Amended Complaint, generally denying the allegations therein. Also, as previously disclosed, Tennessee, Massachusetts, Virginia and North Carolina have issued civil investigative demands to explore the allegations made on their behalf in the qui tam complaint but have not yet decided whether to join the Illinois action. The qui tam case is in the early stages of discovery.
Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in California, Florida, Illinois, Mississippi and Utah and in state court in California. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation ("MDL") granted our Motion to Transfer these related actions to the Northern District of Illinois for centralized pretrial proceedings. On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL action, generally denying the allegations therein. The MDL action is in the early stages of discovery.
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
Utah Proceedings. As previously disclosed, on December 3, 2014, we entered into an administrative settlement order (the "Settlement") with the State of Utah Division of Air Quality (the "DAQ") concerning a notice of violation and order to comply issued by the DAQ on May 28, 2013 and superseded by an amended notice of violation and order to comply issued on August 28, 2013 (the "NOV"). Under the Settlement, without admitting to any of the allegations contained in the NOV, we agreed to pay a civil penalty of $2,322,536, of which half, or $1,161,268, was paid within 30 days after December 3, 2014. The remaining $1,161,268 will not be paid but instead will be credited to us as a Supplemental Environmental Project credit when we permanently close our North Salt Lake incineration facility which is required to occur no later than three years after we receive all permits and approvals necessary to commence construction of a new incineration facility to be located in Tooele County, Utah. The Settlement provides full and final resolution of any and all claims under the authority of the DAQ arising out of the allegations contained in the NOV and cannot be used by other parties to allege violations or negligence on our part in any other litigation or proceeding.
Junk Fax Lawsuit. On April 2, 2014, we were served with a class action complaint filed in the U.S. District Court for the Northern District of Illinois (Case 1:14-cv-02070) by an individual plaintiff for himself and on behalf of all other “similarly situated” persons. The complaint alleges, among other things, that we sent facsimile transmissions of unsolicited advertisements to plaintiff and others similarly situated in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the "TCPA"). The complaint seeks certification of the lawsuit as a class action and the award to class members of the greater of actual damages or the sum of $500 for each violation and injunctive and other relief. Under the TCPA, the statutory remedy of $500 per violation may be trebled if the Court finds the violations to be willful or knowing. On May 22, 2014, we filed our answer to the complaint, generally denying the allegations therein. Discovery in the case is proceeding.
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
Environmental Matters.
On April 22, 2014, we completed our acquisition of PSC Environmental Services, LLC ("PSC Environmental") and consequently became subject to the legal proceedings in which PSC Environmental was a party on that date. PSC Environmental’s operations are regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, remediate contaminated soil and groundwater or otherwise protect the environment. As a result of this continuing regulation, PSC Environmental frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by PSC Environmental or by other parties to which either PSC Environmental or the prior owners of certain of its facilities shipped wastes.
From time to time, PSC Environmental pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. We believe that the fines or other penalties that PSC Environmental may pay in connection with any pending regulatory proceedings of this nature will not, individually or in the aggregate, be material to our financial statements.
On September 18, 2014, our wholly-owned subsidiary, Stericycle Specialty Waste Solutions, Inc., received a notice of violation ("NOV") from the New Mexico Environment Department ("NMED") concerning our 10-day transfer facility in Albuquerque. The violations alleged in the NOV generally relate to the management of Conditionally Exempt Small Quantity Generator ("CESQG") waste under a CESQG agreement that we have with NMED, as well as some recordkeeping matters. We have met with NMED and are currently in discussions regarding a resolution of the matters alleged in the NOV. We believe that the penalties ultimately assessed under the NOV could exceed $100,000 but that, in any event, they will not be material to our financial statements.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2014 and 2013:

In thousands, except per share data
	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014	Year 2014
Revenues	$569,955	$640,822	$667,877	$676,947	$2,555,601
Gross profit	255,469	275,304	278,669	284,969	1,094,411
Acquisition expenses	(3,221)	(3,979)	(3,472)	(2,661)	(13,333)
Integration expenses	(2,485)	(4,679)	(7,461)	(11,343)	(25,968)
Change in fair value of contingent consideration	(4,789)	836	—	5,405	1,452
Plant conversion and restructuring expenses	(574)	(1,115)	(2,380)	(10,495)	(14,564)
Litigation expenses	(1,505)	(396)	(1,342)	(3,331)	(6,574)
Net income attributable to Stericycle, Inc.	79,149	81,936	82,845	82,526	326,456
* Basic earnings per common share	$0.93	$0.97	$0.98	$0.97	$3.84
* Diluted earnings per common share	$0.91	$0.95	$0.96	$0.96	$3.79

In thousands, except per share data
	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013	Year 2013
Revenues	$513,804	$526,525	$534,579	$567,899	$2,142,807
Gross profit	232,094	237,852	241,403	253,285	964,634
Acquisition expenses	(1,803)	(2,324)	(2,111)	(4,037)	(10,275)
Integration expenses	(896)	(1,383)	(1,423)	(2,819)	(6,521)
Change in fair value of contingent consideration	—	122	185	1,971	2,278
Restructuring costs and plant closure expense	—	(104)	(787)	(2,012)	(2,903)
Impairment of intangible assets	—	—	—	(1,405)	(1,405)
Litigation settlement	(106)	2	(12)	(2,120)	(2,236)
Net income attributable to Stericycle, Inc.	74,617	78,044	80,547	78,164	311,372
* Basic earnings per common share	$0.87	$0.91	$0.94	$0.91	$3.62
* Diluted earnings per common share	$0.85	$0.89	$0.92	$0.90	$3.56

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.
NOTE 20 – SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of filing our annual report on Form 10-K. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2012	$18,905	$4,634	$414	$(4,510)	$19,443
2013	$19,443	$4,823	$322	$(5,454)	$19,134
2014	$19,134	$9,869	$842	$(10,762)	$19,083

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

In thousands
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2012	$3,775	$—	$(435)	$3,340
2013	$3,340	$(1,451)	$(767)	$1,122
2014	$1,122	$—	$(1,066)	$56

(2)	Amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.
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
The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.
(b) Internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included in Item 8.

(c) Changes in internal controls.
There were no changes in our internal controls or in other factors that could materially affect those controls during the quarter ended December 31, 2014.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015, to be filed pursuant to Regulation 14A.
The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Report.
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015, to be filed pursuant to Regulation 14A.
We have adopted a code of business conduct that applies to all of our employees. The code of business conduct is available on our website, www.stericycle.com, under "About Us/Our Culture." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our code of conduct by posting such information on our website.
The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption "Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent public accountants, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories are:

In thousands
	2014	2013
Audit fees	$2,000	$1,500
Audit-related fees	—	—
Tax fees	310	210
All other fees	10	—
	$2,320	$1,710
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

3.5*	Fourth certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3(i).1 to our quarterly report on Form 10-Q filed August 7, 2014)
3.6*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 22, 2008)
3.7*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed August 20, 2008)
3.8*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed March 11, 2011)
3.9*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 16, 2012)
3.10*	Amendment to amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed November 19, 2012)
3.11*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed September 3, 2014)
4.1*
Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))

10.1*
Second Amended and Restated Credit Agreement dated as of June 3, 2014 entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the credit agreement, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as syndication agents, and Union Bank, N.A. and Santander Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 4, 2014)

10.2*
Note Purchase Agreement dated as of April 15, 2008 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, Knights of Columbus, Principal Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc. and Modern Woodmen of America, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 18, 2008)

10.3*
Note Purchase Agreement dated as of August 18, 2010 entered into by us, as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to our current report on Form 8-K filed August 27, 2010)

10.4*
Note Purchase Agreement dated as of October 22, 2012 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, ING USA Annuity and Life Insurance Company, ING Life Insurance and Annuity Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Principal Life Insurance Company, Penn Mutual Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Aviva Life and Annuity Company, Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, MONY Life Insurance Company, RiverSource Life Insurance Company (944), RiverSource Life Insurance Co. of New York (904), Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Bureau Life Insurance Company, Woodmen of the World Life Insurance Society, Americo Financial Life & Annuity Insurance Company, American United Life Insurance Company, Ameritas Life Insurance Corp. of New York, Acacia Life Insurance Company, The Union Central Life Insurance Company, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Indemnity Company, Inc, ProAssurance Casualty Company, and State of Wisconsin Investment Board, as purchasers (incorporated by reference to our current report on Form 8-K filed October 26, 2012)

10.5*†
Directors Stock Option Plan (Amended and Restated) (“Directors Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.6*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.7*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.8*†	1997 Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.9*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.10*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.11*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)

10.12*†	2000 Nonstatutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.13*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.14*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.15*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.16*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.17*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.18*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.19*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.20*†	Amendment to 1997 Plan, 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.21*†	2011 Incentive Stock Plan (“2011 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.22*†	2014 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236)
10.23*†	Form of agreement for stock option grant under 2005, 2008 and 2011 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.24*†	Form of agreement for restricted stock unit award under 2008 and 2011 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.25†	Bonus conversion program (2015 plan year)	x
10.26*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed November 8, 2013 (Registration No. 333-192235))
10.27*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.28*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 2, 2015

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Dated: March 2, 2015

Name	Title	Date

/s/ CHARLES A. ALUTTO Charles A. Alutto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015

/s/ DANIEL V. GINNETTI Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/s/ MARK C. MILLER Mark C. Miller	Executive Chairman of the Board of Directors	March 2, 2015

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	March 2, 2015

/s/ THOMAS D. BROWN Thomas D. Brown	Director	March 2, 2015

/s/ THOMAS F. CHEN Thomas F. Chen	Director	March 2, 2015

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	March 2, 2015

/s/ WILLIAM K. HALL William K. Hall	Director	March 2, 2015

/s/ JOHN PATIENCE John Patience	Director	March 2, 2015

/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	March 2, 2015