Form 10-Q
period 2015-03-31
STERICYCLE INC
filed 2015-05-07
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer”, "accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 4, 2015 there were 85,047,014 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$38,283	$22,236
Short-term investments	116	380
Accounts receivable, less allowance for doubtful accounts of $19,176 in 2015 and $19,083 in 2014	467,094	465,473
Deferred income taxes	27,331	28,322
Prepaid expenses	29,847	30,632
Other current assets	33,392	33,173
Total Current Assets	596,063	580,216
Property, Plant and Equipment, less accumulated depreciation of $374,115 in 2015 and $364,124 in 2014	446,831	460,408
Goodwill	2,419,284	2,418,832
Intangible assets, less accumulated amortization of $119,535 in 2015 and $114,922 in 2014	889,360	909,645
Other assets	31,976	32,621
Total Assets	$4,383,514	$4,401,722
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$113,212	$131,969
Accounts payable	120,198	114,596
Accrued liabilities	157,047	131,743
Deferred revenues	20,313	21,624
Other current liabilities	71,630	61,599
Total Current Liabilities	482,400	461,531
Long-term debt, net of current portion	1,462,177	1,527,246
Deferred income taxes	422,971	431,643
Other liabilities	65,959	64,117
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,208,191 issued and outstanding in 2015 and 84,883,517 issued and outstanding in 2014)	852	849
Additional paid-in capital	331,428	289,211
Accumulated other comprehensive loss	(206,434)	(138,419)
Retained earnings	1,805,059	1,743,371
Total Stericycle, Inc.’s Equity	1,930,905	1,895,012
Noncontrolling interest	19,102	22,173
Total Equity	1,950,007	1,917,185
Total Liabilities and Equity	$4,383,514	$4,401,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended March 31,
	2015	2014
Revenues	$663,319	$569,955
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	367,340	301,760
Depreciation - cost of revenues	14,648	12,726
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	141,363	112,180
Depreciation – selling, general and administrative expenses	4,118	3,315
Amortization	8,797	7,315
Total Costs and Expenses	536,266	437,296
Income from Operations	127,053	132,659
Other Income (Expense):
Interest income	35	20
Interest expense	(18,633)	(14,918)
Other expense, net	(598)	(700)
Total Other Expense	(19,196)	(15,598)
Income Before Income Taxes	107,857	117,061
Income Tax Expense	32,047	37,291
Net Income	$75,810	$79,770
Less: Net Income Attributable to Noncontrolling Interests	352	621
Net Income Attributable to Stericycle, Inc.	$75,458	$79,149
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.89	$0.93
Diluted	$0.87	$0.91
Weighted Average Number of Common Shares Outstanding:
Basic	85,037,823	85,270,046
Diluted	86,357,006	86,613,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended March 31,
	2015	2014
Net Income	$75,810	$79,770

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	(64,501)	(1,109)
Amortization of cash flow hedge into income, net of tax ($54 and $50) for the three months ended March 31, 2015 and 2014, respectively)	90	79
Change in fair value of cash flow hedge, net of tax ($2,381 and $0) for the three-months ended March 31, 2015 and 2014, respectively)	(4,424)	—
Total Other Comprehensive Income/ (Loss)	(68,835)	(1,030)

Comprehensive Income	6,975	78,740
Less: Comprehensive Income/ (Loss) Attributable to Noncontrolling Interests	(468)	251
Comprehensive Income Attributable to Stericycle, Inc.	$7,443	$78,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$75,810	$79,770
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	5,487	4,672
Excess tax benefit of stock options exercised	(8,222)	(3,734)
Depreciation	18,766	16,041
Amortization	8,797	7,315
Deferred income taxes	(2,957)	6,175
Change in fair value of contingent consideration	(675)	4,789
Other, net	5,988	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(14,491)	4,529
Accounts payable	5,443	5,279
Accrued liabilities	35,924	14,189
Deferred revenues	(628)	2,642
Other assets and liabilities	3,312	4,182
Net cash provided by operating activities	132,554	145,849
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(34,210)	(12,262)
Proceeds from/ (purchases of) investments	257	(1,947)
Capital expenditures	(21,356)	(16,420)
Net cash used in investing activities	(55,309)	(30,629)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(9,780)	(12,430)
Borrowings on foreign bank debt	4,851	36,640
Repayments on foreign bank debt	(38,252)	(37,157)
Borrowings on term loan	250,000	—
Borrowings on senior credit facility	394,097	149,000
Repayments on senior credit facility	(670,254)	(203,377)
Payments on capital lease obligations	(988)	(876)
Purchases and cancellations of treasury stock	(11,516)	(76,914)
Payment for cash flow hedge	(8,833)	—
Proceeds from issuance of common stock	27,452	8,655
Excess tax benefit of stock options exercised	8,222	3,734
Payments to noncontrolling interests	(2,603)	(97)
Net cash used in financing activities	(57,604)	(132,822)
Effect of exchange rate changes on cash and cash equivalents	(3,594)	43
Net increase/ (decrease) in cash and cash equivalents	16,047	(17,559)
Cash and cash equivalents at beginning of period	22,236	67,167
Cash and cash equivalents at end of period	$38,283	$49,608

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$21,543	$13,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2015 and
Year Ended December 31, 2014
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	85,500	$855	$195,110	$1,610,964	$(56,468)	$17,077	$1,767,538
Net income				326,456		1,690	328,146
Currency translation adjustment					(80,221)	(2,650)	(82,871)
Change in qualifying cash flow hedge, net of tax					(1,730)		(1,730)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	1,061	11	58,551				58,562
Purchase/ cancellation of treasury stock	(1,677)	(17)	—	(194,049)			(194,066)
Stock compensation expense			17,773				17,773
Excess tax benefit of stock options exercised			17,906				17,906
Noncontrolling interests attributable to acquisitions						6,781	6,781
Reduction to noncontrolling interests due to additional ownership			(129)			(725)	(854)
Balance at December 31, 2014	84,884	$849	$289,211	$1,743,371	$(138,419)	$22,173	$1,917,185
Net income				75,458		352	75,810
Currency translation adjustment					(63,681)	(820)	(64,501)
Change in qualifying cash flow hedge, net of tax					(4,334)		(4,334)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	425	4	28,508				28,512
Purchase/ cancellation of treasury stock	(101)	(1)	—	(13,770)			(13,771)
Stock compensation expense			5,487				5,487
Excess tax benefit of stock options exercised			8,222				8,222
Reduction to noncontrolling interests due to additional ownership			—			(2,603)	(2,603)
Balance at March 31, 2015	85,208	$852	$331,428	$1,805,059	$(206,434)	$19,102	$1,950,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2014, as filed with our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2015.
There were no material changes in the Company’s critical accounting policies since the filing of its 2014 Form 10-K. As discussed in the 2014 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q. No events have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements.
NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the locations of our acquisitions for the three months ended March 31, 2015:

Acquisition Locations	2015
United States	4
Brazil	2
Ireland	1
Mexico	2
Romania	2
Republic of Korea	3
Spain	1
Total	15
During the quarter ended March 31, 2015, we completed fifteen acquisitions. Domestically, we acquired 100% of stock of one regulated waste business and selected assets of three regulated waste businesses. Internationally, in Brazil, we acquired 100% of the stock of two regulated waste businesses. In Ireland, we acquired 100% of the stock of one regulated waste business. In Mexico, we acquired 100% of the stock of two regulated waste businesses. In Romania, we acquired selected assets of two regulated waste businesses. In Republic of Korea, we acquired selected assets of three regulated waste businesses. In Spain, we acquired selected assets of one regulated waste business.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the three months ended March 31:

In thousands
	Three Months Ended March 31,
	2015	2014
Cash	$34,210	$12,262
Promissory notes	7,618	12,654
Deferred consideration	624	441
Contingent consideration	13,301	—
Total purchase price	$55,753	$25,357
For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the three months ended March 31, 2015, we recognized a net increase in goodwill of $41.2 million excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements). A net increase of $12.2 million was assigned to our United States reportable segment, and a net increase of $29.0 million was assigned to our International reportable segment. Approximately $6 million of the goodwill recognized during the three months ended March 31, 2015 will be deductible for income taxes.
During the three months ended March 31, 2015, we recognized a net increase of $19.8 million from the estimated fair value of acquired customer relationships, excluding the effect of foreign currency translation. Amortizable lives of the acquired during the quarter customer relationships ranges 15 to 20 years.
The purchase prices for these acquisitions in excess of acquired tangible assets have been primarily allocated to goodwill and other intangibles and are preliminary, pending completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the three months ended March 31:

In thousands
	Three Months Ended March 31,
	2015	2014
Fixed assets	$(1,477)	$1,184
Intangibles	19,791	14,277
Goodwill	41,190	10,850
Accounts receivable	4,217	2,223
Accounts payable	(3,512)	(659)
Net other (liabilities)/ assets	(1,079)	(2,024)
Debt	—	321
Net deferred tax liabilities	(3,377)	(815)
Total purchase price allocation	$55,753	$25,357

During the three months ended March 31, 2015 and 2014, the Company incurred $3.3 million and $3.2 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" ("SG&A") on our Condensed Consolidated Statements of Income.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On January 1, 2015, we adopted guidance on the presentation and disclosures of reporting discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. The Company has not disposed of a component of our entity and therefore the implementation of this guidance did not affect our financial position, results of operations, or disclosure requirements.

Accounting Standards Issued But Not Yet Adopted
Revenue From Contracts With Customers
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company is currently evaluating the impact of the change, however it does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year; although early adoption will be permitted after January 1, 2017. The FASB expects to issue an Accounting Standards Update for public comment during the second quarter of 2015.

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

Interest-Imputation of Interest
In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the accounting standard update. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The revised standard will be adopted by the Company on January 1, 2016, will be applied retrospectively and will require reclassifications within the Company’s consolidated balance sheets and statements of cash flows.  The revised standard only affects presentation and therefore will not have an impact on the Company’s results of operations.
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of our creditworthiness has been considered in the fair value measurements noted below. In addition, the fair value measurement of a liability must reflect the nonperformance risk of an entity. There were no movements of items between fair value hierarchies.

In thousands
		Fair Value Measurements Using
	Total as of March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$38,283	$38,283	$—	$—
Short-term investments	116	116	—	—
Derivatives financial instruments	1,057	—	1,057	—
Total assets	$39,456	$38,399	$1,057	$—
Liabilities:
Contingent consideration	$28,423	$—	$—	$28,423
Total liabilities	$28,423	$—	$—	$28,423

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,236	$22,236	$—	$—
Short-term investments	380	380	—	—
Derivatives financial instruments	515	—	515	—
Total assets	$23,131	$22,616	$515	$—
Liabilities:
Contingent consideration	$19,941	$—	$—	$19,941
Derivatives financial instruments	2,408	—	2,408	—
Total liabilities	$22,349	$—	$2,408	$19,941
For our derivative financial instruments we use a market approach valuation technique based on observable market transactions of spot and forward rates.
We recorded a $1.1 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as other assets at March 31, 2015. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.
In March 2015, we cash settled a treasury lock hedge for $8.8 million of which $5.3 million, net of $3.5 million tax, was recognized in accumulated other comprehensive income. The purpose was to lock in the treasury rate on the issuance of expected private placement debt and to eliminate interest rate risk.
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $28.4 million, of which $17.2 million was classified as current liabilities at March 31, 2015. Contingent consideration liabilities were $19.9 million at December 31, 2014. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $29.6 million at March 31, 2015. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of "Other current liabilities" and "Other liabilities". Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2014	$19,941
Increases due to acquisitions	13,301
Decrease due to payments	(750)
Changes due to foreign currency fluctuations	(3,394)
Changes in fair value reflected in Selling, general, and administrative expenses	(675)
Contingent consideration at March 31, 2015	$28,423
Fair Value of Debt: At March 31, 2015, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.61 billion compared to a carrying amount of $1.58 billion. At December 31, 2014, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.67 billion compared to a carrying amount of $1.66 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

NOTE 5 – INCOME TAXES
We file income tax returns in the U.S, in various states and in certain foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended March 31, 2015, we had no material changes to our accruals related to previous  or current uncertain tax positions. The effective tax rates for the quarters ended March 31, 2015 and 2014 were approximately 29.7% and 31.9%, respectively. The decrease in the current quarter tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with legal entity mergers in Spain and Brazil.
NOTE 6 – STOCK BASED COMPENSATION
At March 31, 2015, we had the following stock option and stock purchase plans:

•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Nonstatutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006; and

•	the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001.
Stock-Based Compensation Expense:
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units ("RSUs"), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended March 31,
	2015	2014
Cost of revenues – stock option plan	$23	$7
Selling, general and administrative – stock option plan	4,729	4,041
Selling, general and administrative – RSUs	346	315
Selling, general and administrative – ESPP	389	309
Total pre-tax expense	$5,487	$4,672

The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended March 31,
	2015	2014
Tax benefit recognized in Statement of Income	$2,468	$909
Excess tax benefit realized	8,222	3,734

Stock Options:

Stock option activity for the three months ended March 31, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,377,857	$80.88
Granted	860,534	130.33
Exercised	(425,175)	65.19
Forfeited	(66,154)	105.30
Canceled or expired	(1,100)	56.90
Outstanding at March 31, 2015	5,745,962	$89.17	6.27	$294,519
Exercisable at March 31, 2015	3,133,658	$71.77	5.37	$215,171
Vested and expected to vest at March 31, 2015	5,476,973	$87.92

As of March 31, 2015, there was $42.5 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.48 years.
The following table sets forth the total intrinsic value of options exercised in the quarter ended March 31:

In thousands
	Three Months Ended March 31,
	2015	2014
Total exercise intrinsic value of options exercised	$29,525	$11,796

The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on that trading day the option was exercised and the exercise price associated with the respective option).

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Three Months Ended March 31,
	2015	2014
Stock options granted (shares)	860,534	854,778
Weighted average fair value at grant date (per share)	$22.84	$21.28
Assumptions:
Expected term (in years)	4.79	4.78
Expected volatility	16.62%	17.68%
Expected dividend yield	—%	—%
Risk free interest rate	1.48%	1.45%
Restricted Stock Units:
Restricted stock units ("RSUs") vest at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio. A summary of the status of our non-vested RSUs and changes during the three months ended March 31, 2015, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Total Aggregate Intrinsic Value
			(in thousands)
Non-vested at beginning of year	63,600	$96.04
Granted	10,124	130.19
Vested and released	—	—
Forfeited	(1,470)	100.77
Non-vested at March 31, 2015	72,254	$100.73	$10,147

As of March 31, 2015, there was $5.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.92 years.
NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2015:

	Number of Shares Repurchased and Canceled	Amount for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended March 31, 2015	100,713	$13,771	$136.74

Three months ended March 31, 2014	685,900	$78,340	$114.20

Of the 100,713 shares repurchased during the three months ended March 31, 2015, 16,000 shares in the amount of $2.3 million were not settled. This amount is recognized as part of other current liabilities on our Condensed Consolidated Balance Sheet at March 31, 2015.

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
The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2015	2014
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$75,458	$79,149
Denominator:
Denominator for basic earnings per share-weighted average shares	85,037,823	85,270,046
Effect of diluted securities:
Employee stock options	1,319,183	1,343,797
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,357,006	86,613,843
Earnings per share – Basic	$0.89	$0.93
Earnings per share – Diluted	$0.87	$0.91
For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation, in the Notes to the Condensed Consolidated Financial Statements.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.
Goodwill:
We have two geographical reportable segments, "United States" and "International", both of which have goodwill. We have retroactively reclassified $6.4 million of goodwill related to Puerto Rico from the United States segment to the International segment. The changes in the carrying amount of goodwill since January 1, 2014, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of January 1, 2014	$1,671,723	$559,859	$2,231,582
Goodwill acquired during year	169,754	88,263	258,017
Purchase accounting allocation adjustments	(4,825)	(17,595)	(22,420)
Changes due to foreign currency fluctuations	(2,337)	(46,010)	(48,347)
Balance as of December 31, 2014	1,834,315	584,517	2,418,832
Goodwill acquired during year	10,260	28,989	39,249
Purchase accounting allocation adjustments	1,941	—	1,941
Goodwill other changes	—	(440)	(440)
Changes due to foreign currency fluctuations	(2,631)	(37,667)	(40,298)
Balance as of March 31, 2015	$1,843,885	$575,399	$2,419,284
Current year adjustments to goodwill for certain 2014 acquisitions are primarily due to the finalization of intangible asset valuations.
Other Intangible Assets:
As of March 31, 2015 and December 31, 2014, the values of other intangible assets were as follows:

In thousands
	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$8,451	$5,959	$2,492	$8,474	$5,688	$2,786
Customer relationships	750,022	112,107	637,915	755,148	107,365	647,783
Tradenames	4,265	880	3,385	6,062	1,313	4,749
Technology	611	547	64	611	521	90
Other	517	42	475	539	35	504
Indefinite lived intangibles:
Operating permits	239,229	—	239,229	247,933	—	247,933
Tradenames	5,800	—	5,800	5,800	—	5,800
Total	$1,008,895	$119,535	$889,360	$1,024,567	$114,922	$909,645
During the quarter ended March 31, 2015, we wrote off $0.2 million in customer relationships, $1.2 million in operating permits, and $1.0 million in tradenames, due to rationalizing certain of our domestic and international operations (see Note 13 - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements). These expenses are reflected as part of SG&A on our Condensed Consolidated Statements of Income. Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirer's intended use for those assets.This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets. We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year, or more frequently, if circumstances indicate that they may be impaired.
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 23.6 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 4.4 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 17.3 years. We have technology with a useful life of 5 years, with a weighted average remaining useful life of 1.0 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the quarters ended March 31, 2015 and 2014, the aggregate amortization expense was $8.8 million and $7.3 million, respectively.
The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2015	$34,084
2016	33,788
2017	33,662
2018	33,624
2019	33,603
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2015.
NOTE 10 – ENVIRONMENTAL REMEDIATION LIABILITIES
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
At March 31, 2015, the total environmental remediation liabilities recorded were $32.5 million, of which $3.2 million was classified as accrued liabilities and $29.3 million was classified as other liabilities.

NOTE 11 – DEBT
Long-term debt consisted of the following:

In thousands
	March 31, 2015	December 31, 2014
Obligations under capital leases	$7,427	$9,185
$1.2 billion senior credit facility weighted average rate 1.72%, due in 2019	175,564	459,975
$250 million term loan 0.92%, due in 2015	250,000	—
$100 million private placement notes 5.64%, due in 2015	100,000	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Promissory notes and deferred consideration weighted average rate of 3.92% and weighted average maturity of 3.3 years	274,804	279,590
Foreign bank debt weighted average rate 8.98% and weighted average maturity of 1.8 years	117,594	160,465
Total debt	1,575,389	1,659,215
Less: current portion of total debt	113,212	131,969
Long-term portion of total debt	$1,462,177	$1,527,246
Our $1.2 billion senior credit facility maturing in June 2019, our $250.0 million term loan maturing in July 2015, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2015, we were in compliance with all of our financial debt covenants.
As of March 31, 2015 and December 31, 2014, we had $157.7 million and $162.9 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of March 31, 2015 and December 31, 2014 was $866.7 million and $577.1 million, respectively.
Both our $100.0 million private placement notes that mature in April 2015 and our $250.0 million term loan that matures in July 2015 were classified as long-term debt due to our intent and ability to refinance these obligations by using other senior credit facility.
NOTE 12 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments: United States and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.
We have retroactively reclassified immaterial amounts related to Puerto Rico from the United States segment to the International segment.

Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2015	2014
Regulated and compliance solutions revenues	$452,269	$366,699
Recall and returns solutions revenues	19,979	23,064
Total revenues	472,248	389,763
Net interest expense	10,845	10,646
Income before income taxes	102,890	104,492
Income taxes	37,880	37,039
Net income attributable to Stericycle, Inc.	$65,010	$67,453

Depreciation and amortization	$16,140	$12,697

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2015	2014
Regulated and compliance solutions revenues	$191,071	$180,192
Net interest expense	7,753	4,252
Income before income taxes	4,967	12,569
Income taxes	(5,833)	252
Net income	10,800	12,317
Less: net income attributable to noncontrolling interests	352	621
Net income attributable to Stericycle, Inc.	$10,448	$11,696

Depreciation and amortization	$11,423	$10,659

NOTE 13 – RESTRUCTURING CHARGES
During the first quarter of 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset impairments, write-off of intangible assets, and recognition of lease expense for properties no longer used but for which we have a contractual obligation. The recorded restructuring liabilities are expected to be paid primarily within the current year. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available. There could be additional initiatives in the future to further streamline our operations. As such, the Company expects further expenses related to workforce reductions and other facility rationalization costs when those restructuring plans are finalized and related expenses are estimable.
The following table below highlights $12.3 million pre-tax charges for the quarter ended March 31, 2015, which are reflected as part of SG&A on our Condensed Consolidated Statements of Income.

In thousands
	United States	International	Total Charges to Income
Employee severance and related costs	$1,736	$2,229	$3,965
Other costs	1,458	704	2,162
Non-cash items:
Fixed assets impairment	3,133	—	3,133
Intangible assets impairment	2,167	247	2,414
Other	—	628	628
Total pre-tax restructuring expenses	$8,494	$3,808	$12,302
The following table summarizes restructuring activity during 2015 which is reflected in the Condensed Consolidated Balance Sheets as part of "Accrued liabilities":

In thousands
	Employee Severance and Related Costs	Other Costs	Total
Liability balance at January 1, 2015	$—	$—	$—
Charges to income	3,965	2,162	6,127
Payments	(1,057)	(735)	(1,792)
Other	(24)	—	(24)
Liability balance at March 31, 2015	$2,884	$1,427	$4,311
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
Utah Proceedings. As previously disclosed, on December 3, 2014, we entered into an administrative settlement order (the "Settlement") with the State of Utah Division of Air Quality (the "DAQ") concerning a notice of violation and order to comply issued by the DAQ on May 28, 2013 and superseded by an amended notice of violation and order to comply issued on August 28, 2013 (the "NOV"). Under the Settlement, without admitting to any of the allegations contained in the NOV, we agreed to pay a civil penalty of $2.3 million, of which half, or $1.2 million , was paid within 30 days after December 3, 2014. The remaining $1.2 million will not be paid but instead will be credited to us as a Supplemental Environmental Project credit when we permanently close our North Salt Lake incineration facility which is required to occur no later than three years after we receive all permits and approvals necessary to commence construction of a new incineration facility to be located in Tooele County, Utah. The Settlement provides full and final resolution of any and all claims under the authority of the DAQ arising out of the allegations contained in the NOV and cannot be used by other parties to allege violations or negligence on our part in any other litigation or proceeding.
Junk Fax Lawsuit. On April 2, 2014, we were served with a class action complaint filed in the U.S. District Court for the Northern District of Illinois (Case 1:14-cv-02070) by an individual plaintiff for himself and on behalf of all other "similarly situated" persons. The complaint alleges, among other things, that we sent facsimile transmissions of unsolicited advertisements to plaintiff and others similarly situated in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the "TCPA"). The complaint seeks certification of the lawsuit as a class action and the award to class members of the greater of actual damages or the sum of $500 for each violation and injunctive and other relief. Under the TCPA, the statutory remedy of $500 per violation may be trebled if the Court finds the violations to be willful or knowing. On May 22, 2014, we filed our answer to the complaint, generally denying the allegations therein. Discovery in the case is proceeding.

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
NOTE 15 – SUBSEQUENT EVENT
 The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q.
On April 30, 2015, we entered into a note purchase agreement with several institutional purchasers pursuant to which we will issue and sell to the purchasers $200.0 million of our new 2.67% seven-year unsecured senior notes (the "Series A notes") and $100.0 million of our new eight-year 2.74% unsecured senior notes (the "Series B notes").

Interest will be payable in arrears semi-annually on January 1, and July 1, beginning on January 1, 2016. The principal of the Series A notes will be payable at the maturity of the notes on July 1, 2022, and the principal of the Series B notes will be payable at the maturity of the notes on July 1, 2023. The notes will be unsecured obligations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of more than 604,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom.
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
There were no material changes in the Company’s critical accounting policies since the filing of its 2014 Form 10-K. As discussed in the 2014 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
Highlights of the three months ended March 31, 2015:

•	revenues were $663.3 million, up $93.4 million or 16.4% from $570.0 million in the first quarter last year;

•	first quarter gross profit as a percent of revenues decreased to 42.4% from 44.8% in 2014;

•	operating income was $127.1 million, down $5.6 million or 4.2% from $132.7 million in the first quarter last year;

•
we incurred $25.9 million in pre-tax expenses related to acquisitions, integration expense related to acquisitions, restructuring expense, litigation expenses, partially offset by change in fair value of contingent consideration;

•	cash flow from operations was $132.6 million.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2014
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2015		2014
	$	%	$	%
Revenues	$663,319	100.0	$569,955	100.0
Cost of revenues	367,340	55.4	301,186	52.8
Depreciation - cost of revenues	14,648	2.2	12,726	2.2
Plant conversion expenses	—	—	574	0.1
Total cost of revenues	381,988	57.6	314,486	55.2
Gross profit	281,331	42.4	255,469	44.8
Selling, general and administrative expenses (exclusive of adjusting items shown below)	115,431	17.4	100,180	17.6
Acquisition expenses	3,296	0.5	3,221	0.6
Integration expenses	8,886	1.3	2,485	0.4
Change in fair value of contingent consideration	(675)	(0.1)	4,789	0.8
Restructuring expenses	12,302	1.9	—	0.0
Litigation expenses	2,123	0.3	1,505	0.3
Total SG&A expenses (exclusive of depreciation and amortization shown below)	141,363	21.3	112,180	19.7
Depreciation	4,118	0.6	3,315	0.6
Amortization	8,797	1.3	7,315	1.3
Income from operations	127,053	19.2	132,659	23.3
Net interest expense	18,598	2.8	14,898	2.6
Other expense, net	598	0.1	700	0.1
Income tax expense	32,047	4.8	37,291	6.5
Net income	75,810	11.4	79,770	14.0
Less: net income attributable to noncontrolling interests	352	0.1	621	0.1
Net income attributable to Stericycle, Inc.	$75,458	11.4	$79,149	13.9
Earnings per share- diluted	$0.87		$0.91
Revenues: Our revenues increased $93.4 million, or 16.4%, in the first quarter of 2015 to $663.3 million from $570.0 million in the same period in 2014. Domestic revenues increased $82.5 million, or 21.2%, to $472.2 million from $389.8 million in the same period in 2014. Organic revenue growth for domestic small account customers increased by $17.2 million, or approximately 7.6%, driven by higher revenues from our Steri-Safe and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $6.4 million, or approximately 4.6%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs as well as strong performance in our specialty waste services. Organic revenues for recall and returns management services decreased by $6.9 million in 2015. Although our recall and returns management services had an overall increase in the number of recall events, there were fewer large scale events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $65.8 million to the increase in revenues in the first quarter of 2015.

International revenues increased $10.9 million, or 6.0%, in the first quarter of 2015, to $191.1 million from $180.2 million in the same period in 2014. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2015 and 2014. Organic growth in the international segment contributed $13.5 million in revenues, or approximately 7.5%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2015 by $23.1 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions closed within the preceding twelve months contributed $20.5 million to the increase in revenues in the first quarter of 2015.
Cost of Revenues: Our cost of revenues increased $67.5 million, or 21.5%, in the first quarter of 2015 to $382.0 million from $314.5 million in the same period in 2014. We recognized $0.6 million in plant conversion expenses during the first quarter 2014.
Our domestic cost of revenues increased $57.5 million, or 29.5%, in the first quarter of 2015 to $252.3 million from $194.8 million in the same period in 2014 as a result of costs related to a proportional increase in revenues from acquisitions and internal growth. In addition, unusually severe weather negatively impacted our domestic cost of revenues.
Our international cost of revenues increased $10.0 million, or 8.4%, in the first quarter of 2015 to $129.7 million from $119.7 million in the same period in 2014 as a result of costs related to proportional increase in revenues from acquisitions and internal growth.
Our consolidated gross profit as a percent of revenues decreased to 42.4% during the first quarter of 2015 from 44.8% during the same period in 2014. In general, international gross profits are lower than domestic gross profits because international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profits receive downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.
Domestic gross profit as a percent of revenues decreased to 46.6% during the first quarter of 2015 from 50.0% in the same period in 2014 primarily due to the inclusion of the PSC Environmental acquisition results and unusually severe weather in 2015. International gross profit as a percent of revenues decreased to 32.1% during the first quarter of 2015 from 33.6% during the same period in 2014 due to service mix shift on new revenues.
Selling, General and Administrative Expenses: Excluding the effect of acquisition and integration expenses, and other items (collectively the "Adjusting Items"), depreciation, and amortization expenses, our selling, general and administrative ("SG&A") expenses increased $15.2 million, or 15.2%, in the first quarter of 2015 to $115.4 million from $100.2 million in the same period in 2014 primarily as investment spending supported the increase in revenues. As a percent of revenues, these costs decreased to 17.4% in the first quarter of 2015 from 17.6% during the same period in 2014.
Domestically, first quarter SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $9.9 million, or 14.4%, to $78.5 million from $68.6 million in the same period in 2014. As a percent of revenues, SG&A was at 16.6% in the first quarter of 2015 and 17.6% in the same period in 2014. As a percent of revenues, amortization expense of acquired intangible assets increased by 0.1%.
Internationally, first quarter SG&A expenses, excluding Adjusting Items, depreciation, and amortization expenses, increased $5.3 million, or 16.8%, to $36.9 million from $31.6 million in the same period in 2014. As a percent of revenues, SG&A was at 19.3% in the first quarter of 2015 compared to 17.5%

in the same period in 2014 in support of new business growth opportunities. As a percent of revenues, amortization expense of acquired intangible assets increased by 0.1%.
During the quarter ended March 31, 2015, we recognized $3.3 million in acquisition expenses, $8.9 million of expenses related to the integration of our acquisitions, $12.3 million in restructuring expenses (see Note 13 - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements), $2.1 million in litigation expenses, partially offset by a $0.7 million gain related to a change in the fair value of contingent consideration.
During the quarter ended March 31, 2014, we recognized $3.2 million in acquisition expenses, $2.5 million of expenses related to the integration of our acquisitions, $4.8 million related to a change in the fair value of contingent consideration, and $1.5 million in litigation expenses.
Income from Operations: Income from operations decreased $5.6 million, or 4.2%, in the first quarter of 2015 to $127.1 million from $132.7 million in same period in 2014. Comparison of income from operations between the first quarter of 2015 and the same period of 2014 was affected by Adjusting Items described above in the SG&A section.
Domestically, our income from operations decreased $0.5 million, or 0.4%, to $115.1 million in the first quarter of 2015 from $115.6 million in the same period in 2014. Internationally, our income from operations decreased $5.1 million, or 29.8%, to $12.0 million in the first quarter of 2015 from $17.1 million in the same period in 2014 primarily related to increased acquisition and integration expenses.
During the first quarter of 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset impairments, write-off of intangible assets, and recognition of lease expense for properties no longer used but for which we have a contractual obligation.
Net Interest Expense: Net interest expense increased to $18.6 million during the first quarter of 2015 from $14.9 million during the same period in 2014. The increase in interest expense was due to increased borrowings and higher interest costs in Latin America.
Income Tax Expense: Income tax expense decreased to $32.0 million in the first quarter of 2015 from $37.3 million in the same period in 2014. The reported tax rates for the quarters ended March 31, 2015 and 2014 were 29.7% and 31.9%, respectively. The decrease in the current quarter tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with legal entity mergers in Spain and Brazil.
LIQUIDITY AND CAPITAL RESOURCES
Our $1.2 billion senior credit facility maturing in June 2019, our $250.0 million term loan maturing in July 2015, our $100.0 million private placement notes maturing April 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At March 31, 2015, we were in compliance with all of our financial debt covenants.
As of March 31, 2015, we had $175.6 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $75.6 million. We also had $157.7 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of March 31, 2015 was $866.7 million. At March 31, 2015, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.125% on our revolving credit facility

•	For borrowings less than one month, the higher of the following

◦	Federal funds rate plus 0.5%

◦	Euro Currency rate plus 1.0% or the prime rate

•	For borrowings greater than one month: LIBOR plus 1.0%
The weighted average rate of interest on the unsecured revolving credit facility was 1.72% per annum, which includes the 0.125% facility fee at March 31, 2015.
Our $250.0 million term loan matures in July 2015.
As of March 31, 2015, we had outstanding $100.0 million of seven-year 5.64% unsecured senior notes issued to nine institutional purchasers in a private placement completed in April 2008. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on October 15, 2009, and principal is payable at the maturity of the notes on April 15, 2015. These notes have been classified as long-term debt due to our intent to pay this obligation by borrowing on our $1.2 billion senior credit facility.
As of March 31, 2015, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of March 31, 2015, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of March 31, 2015, we had $274.8 million in promissory notes issued in connection with acquisitions during 2007 through 2014, $117.6 million in foreign subsidiary bank debt outstanding, and $7.4 million in capital lease obligations.
Working Capital: At March 31, 2015, our working capital decreased $5.0 million to $113.7 million compared to $118.7 million at December 31, 2014.
Current assets increased by $15.8 million, mainly driven by $16.0 million increase in cash and cash equivalents due to high collections at the end of March. Days sales outstanding ("DSO") was calculated at 63 days at March 31, 2015 and 63 days at December 31, 2014.
Current liabilities increased by $20.9 million, primarily related to an increase in accrued liabilities, contingent consideration from new acquisitions and accounts payable, offset by a decrease in the current portion of foreign bank debt. We recapitalized our Latin America subsidiaries to pay down high interest local bank debt.
Net Cash Provided or Used: Net cash provided by operating activities decreased $13.3 million, or 9.1%, to $132.6 million during the three months ended March 31, 2015 compared to $145.8 million for the comparable period in 2014. Cash provided by operations as a ratio to net income was 175% and 183% for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in investing activities for the three months ended March 31, 2015 was $55.3 million compared to $30.6 million in the same period in 2014. We used $21.9 million more in funds to acquire new businesses in 2015 compare to the same period of 2014. Our capital expenditures, as a percent of revenues, were at 3.2% and 2.9% in 2015 and 2014, respectively.
Net cash used in financing activities was $57.6 million during the three months ended March 31, 2015 compared to $132.8 million in the same period in 2014. We had share repurchases of $11.5 million in 2015 compared to $76.9 million in 2014, a decrease of $65.4 million.

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
The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Internal Control Over Financial Reporting
The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
During 2014, we completed the acquisition of PSC Environmental Services, LLC (“PSC Environmental”). As of March 31, 2015, we were in the process of integrating PSC Environmental’s processes and related internal controls into our overall assessment of internal control over financial reporting. As permitted, our assessment of internal control over financial reporting did not include PSC Environmental.  During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of March 31, 2015, we had purchased a cumulative total of 19,987,168 shares.

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2015:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	4,735,185
February 1 - February 28, 2015	—	—	—	4,735,185
March 1 - March 31, 2015	100,713	136.74	100,713	4,634,472

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 7, 2015

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)