Form 10-K/A
period 2014-12-31
STERICYCLE INC
filed 2015-06-11
CIK 861878

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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original 10-K”) filed by Stericycle, Inc., a Delaware corporation (“Stericycle,” “we” or “our”), on March 2, 2015 (the “Original Filing Date”). We are filing this Amendment to correct a clerical error in the report of Ernst & Young LLP (“E&Y”), our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. This clerical error was the omission of an explanatory paragraph from E&Y’s report indicating that its audit of internal control over financial reporting did not include an evaluation of the internal control over financial reporting of PSC Environmental Services, LLC (“PSC Environmental”), which we acquired on April 22, 2014. Management’s report on internal control over financial reporting included in the Original 10-K noted that, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting did not include PSC Environmental. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth the complete text of Item 8 of Part II of the Original 10-K, which has been amended solely to provide the appropriate E&Y report that includes the explanatory paragraph regarding the exclusion of PSC Environmental from its assessment.
This Amendment speaks only as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Original 10-K, including, without limitation, the financial statements and accompanying notes. Except as described above, no changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings made with the Securities and Exchange Commission subsequent to the Original Filing Date.
Pursuant to Rule 12b-15 of the Exchange Act, the certifications required pursuant to Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which were included as exhibits to the Original 10-K, have been re-executed as of the date of this Amendment and are included as Exhibits 31.3, 31.4 and 32.1 hereto.

Stericycle, Inc.

PART II
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
The Company’s independent registered public accounting firm has issued an opinion on the Company’s internal control over financial reporting. That report appears on page 5.

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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PSC Environmental Services, LLC ("PSC Environmental") which is included in the 2014 consolidated financial statements of Stericycle Inc. and Subsidiaries and constituted $121.0 million and $14.6 million of total and net assets, respectively, as of December 31, 2014 and $187.0 million and $5.8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Stericycle, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of PSC Environmental.
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
The exhibits listed in the Exhibit Index of the Original 10-K and this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 11, 2015

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Dated: June 11, 2015

Name	Title	Date

/s/ CHARLES A. ALUTTO Charles A. Alutto	President, Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2015

/s/ DANIEL V. GINNETTI Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2015

/s/ MARK C. MILLER Mark C. Miller	Executive Chairman of the Board of Directors	June 11, 2015

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	June 11, 2015

/s/ LYNN D. BLEIL Lynn D. Bleil	Director	June 11, 2015

/s/ THOMAS D. BROWN Thomas D. Brown	Director	June 11, 2015

/s/ THOMAS F. CHEN Thomas F. Chen	Director	June 11, 2015

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	June 11, 2015

/s/ WILLIAM K. HALL William K. Hall	Director	June 11, 2015

/s/ JOHN PATIENCE John Patience	Director	June 11, 2015

/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	June 11, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Exhibit Index	Description
23.1*	Consent of Independent Registered Public Accounting Firm
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
EX-101.INS†	XBRL INSTANCE DOCUMENT
EX-101.SCH†	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL†	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.DEF†	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB†	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE†	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith
**	Furnished herewith
†	Previously provided with the original 10-K