Form 10-Q
period 2015-06-30
STERICYCLE INC
filed 2015-08-05
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 31, 2015 there were 84,832,922 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$32,956	$22,236
Short-term investments	103	380
Accounts receivable, less allowance for doubtful accounts of $19,890 in 2015 and $19,083 in 2014	524,134	465,473
Deferred income taxes	28,327	28,322
Prepaid expenses	33,202	30,632
Other current assets	41,471	33,173
Total Current Assets	660,193	580,216
Property, plant and equipment, less accumulated depreciation of $394,955 in 2015 and $364,124 in 2014	468,960	460,408
Goodwill	2,454,092	2,418,832
Intangible assets, less accumulated amortization of $129,881 in 2015 and $114,922 in 2014	908,176	909,645
Other assets	35,523	32,621
Total Assets	$4,526,944	$4,401,722
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$129,270	$131,969
Accounts payable	143,833	114,596
Accrued liabilities	151,310	131,743
Deferred revenues	18,560	21,624
Other current liabilities	66,762	61,599
Total Current Liabilities	509,735	461,531
Long-term debt, net of current portion	1,538,736	1,527,246
Deferred income taxes	428,392	431,643
Other liabilities	68,060	64,117
Equity:
Common stock (par value $.01 per share, 120,000,000 shares authorized, 84,823,229 issued and outstanding in 2015 and 84,883,517 issued and outstanding in 2014)	848	849
Additional paid-in capital	354,639	289,211
Accumulated other comprehensive loss	(180,907)	(138,419)
Retained earnings	1,788,123	1,743,371
Total Stericycle, Inc.’s Equity	1,962,703	1,895,012
Noncontrolling interest	19,318	22,173
Total Equity	1,982,021	1,917,185
Total Liabilities and Equity	$4,526,944	$4,401,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$715,689	$640,822	$1,379,008	$1,210,777
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	396,793	350,416	764,133	652,176
Depreciation - cost of revenues	14,072	15,102	28,720	27,828
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	181,752	117,547	323,115	229,727
Depreciation – selling, general and administrative expenses	4,387	3,977	8,505	7,292
Amortization	8,921	8,402	17,718	15,717
Total Costs and Expenses	605,925	495,444	1,142,191	932,740
Income from Operations	109,764	145,378	236,817	278,037
Other Income (Expense):
Interest income	39	50	74	70
Interest expense	(16,429)	(16,418)	(35,062)	(31,336)
Other expense, net	(1,604)	(392)	(2,202)	(1,092)
Total Other Expense	(17,994)	(16,760)	(37,190)	(32,358)
Income Before Income Taxes	91,770	128,618	199,627	245,679
Income Tax Expense	30,874	45,941	62,921	83,232
Net Income	$60,896	$82,677	$136,706	$162,447
Less: Net Income Attributable to Noncontrolling Interests	447	741	799	1,362
Net Income Attributable to Stericycle, Inc.	$60,449	$81,936	$135,907	$161,085
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.71	$0.97	$1.60	$1.90
Diluted	$0.70	$0.95	$1.57	$1.87
Weighted Average Number of Common Shares Outstanding:
Basic	84,961,907	84,699,043	85,000,723	84,982,966
Diluted	86,221,034	85,982,588	86,292,816	86,300,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$60,896	$82,677	$136,706	$162,447

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	24,560	11,884	(39,941)	10,775
Amortization of cash flow hedge into income, net of tax ($55 and $50, and $109 and $100 for the three- and six-months ended June 30, 2015 and 2014, respectively)	90	78	180	157
Change in fair value of cash flow hedge, net of tax ($117 and $55, and $2,498 and $55 for the three- and six-months ended June 30, 2015 and 2014, respectively)	646	(149)	(3,778)	(149)
Total Other Comprehensive Income/ (Loss)	25,296	11,813	(43,539)	10,783

Comprehensive Income	86,192	94,490	93,167	173,230
Less: Comprehensive Income/ (Loss) Attributable to Noncontrolling Interests	216	980	(252)	1,231
Comprehensive Income Attributable to Stericycle, Inc.	$85,976	$93,510	$93,419	$171,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$136,706	$162,447
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	10,904	9,124
Excess tax benefit of stock options exercised	(10,899)	(7,080)
Depreciation	37,225	35,120
Amortization	17,718	15,717
Deferred income taxes	973	8,929
Change in fair value of contingent consideration	(640)	3,953
Other, net	6,326	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(51,041)	(9,606)
Accounts payable	21,019	10,646
Accrued liabilities	22,571	(6,809)
Deferred revenues	(3,156)	2,332
Other assets and liabilities	(9,046)	13,575
Net cash provided by operating activities	178,660	238,348
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(61,766)	(304,832)
Proceeds from/ (purchases of) investments	271	(2,052)
Capital expenditures	(46,794)	(43,668)
Net cash used in investing activities	(108,289)	(350,552)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(39,590)	(28,005)
Borrowings on foreign bank debt	18,363	96,828
Repayments on foreign bank debt	(43,769)	(85,192)
Borrowings on term loan	250,000	—
Borrowings on senior credit facility	879,024	933,101
Repayments on senior credit facility	(1,072,468)	(732,059)
Payments on capital lease obligations	(1,951)	(1,993)
Payments of deferred financing costs	—	(2,280)
Payment for cash flow hedge	(8,833)	—
Purchases and cancellations of treasury stock	(85,149)	(137,186)
Proceeds from issuance of common stock	39,208	21,195
Excess tax benefit of stock options exercised	10,899	7,080
Payments to noncontrolling interests	(2,603)	(732)
Net cash (used in) / provided by financing activities	(56,869)	70,757
Effect of exchange rate changes on cash and cash equivalents	(2,782)	(394)
Net increase/ (decrease) in cash and cash equivalents	10,720	(41,841)
Cash and cash equivalents at beginning of period	22,236	67,167
Cash and cash equivalents at end of period	$32,956	$25,326

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$47,827	$83,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2015 and
Year Ended December 31, 2014
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Issued and Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	85,500	$855	$195,110	$1,610,964	$(56,468)	$17,077	$1,767,538
Net income				326,456		1,690	328,146
Currency translation adjustment					(80,221)	(2,650)	(82,871)
Change in qualifying cash flow hedge, net of tax					(1,730)		(1,730)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	1,061	11	58,551				58,562
Purchase and cancellation of treasury stock	(1,677)	(17)	—	(194,049)			(194,066)
Stock compensation expense			17,773				17,773
Excess tax benefit of stock options exercised			17,906				17,906
Noncontrolling interests attributable to acquisitions						6,781	6,781
Reduction to noncontrolling interests due to additional ownership			(129)			(725)	(854)
Balance at December 31, 2014	84,884	849	289,211	1,743,371	(138,419)	22,173	1,917,185
Net income				135,907		799	136,706
Currency translation adjustment					(38,890)	(1,051)	(39,941)
Change in qualifying cash flow hedge, net of tax					(3,598)		(3,598)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases	615	5	43,625				43,630
Purchase and cancellation of treasury stock	(676)	(6)	—	(91,155)			(91,161)
Stock compensation expense			10,904				10,904
Excess tax benefit of stock options exercised			10,899				10,899
Reduction to noncontrolling interests due to additional ownership			—			(2,603)	(2,603)
Balance at June 30, 2015	84,823	$848	$354,639	$1,788,123	$(180,907)	$19,318	$1,982,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2014, as filed with our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2015.
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
NOTE 2 – ACQUISITIONS
The following table summarizes the locations of our acquisitions for the six months ended June 30, 2015:

Acquisition Locations	2015
United States	10
Brazil	2
Canada	1
Ireland	1
Mexico	2
Netherlands	1
Romania	2
Republic of Korea	3
Spain	1
Total	23

During the quarter ended March 31, 2015, we completed fifteen acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business and selected assets of three regulated waste businesses. Internationally, in Brazil, we acquired 100% of the stock of two regulated waste businesses. In Ireland, we acquired 100% of the stock of one regulated waste business. In Mexico, we acquired 100% of the stock of two regulated waste businesses. In Romania, we acquired selected assets of two regulated waste businesses. In Republic of Korea, we acquired selected assets of three regulated waste businesses. In Spain, we acquired selected assets of one regulated waste business.
During the quarter ended June 30, 2015, we completed eight acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business, selected assets of four regulated waste businesses and one communication services business. Internationally, in Canada, we acquired 100% of the stock of one communication services business, and in the Netherlands, we acquired 100% of the stock of one regulated waste business.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the six months ended June 30:

In thousands
	Six Months Ended June 30,
	2015	2014
Cash	$61,766	$304,832
Promissory notes	35,986	63,022
Deferred consideration	974	5,032
Contingent consideration	10,867	15,810
Total purchase price	$109,593	$388,696
For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the six months ended June 30, 2015, we recognized a net increase in goodwill of $56.5 million, excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets). A net increase of $32.4 million was assigned to our United States reportable segment, and a net increase of $24.1 million was assigned to our International reportable segment. Approximately $21 million of the goodwill recognized during the six months ended June 30, 2015 will be deductible for income taxes.
During the six months ended June 30, 2015, we recognized a net increase in intangible assets from acquisitions of $41.3 million, excluding the effect of foreign currency translation. The changes include $39.9 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years and $1.4 million in permits with indefinite lives.
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

In thousands
	Six Months Ended June 30,
	2015	2014
Fixed assets	$12,221	$102,394
Intangibles	41,327	219,876
Goodwill	56,455	178,433
Accounts receivable	21,167	54,201
Accounts payable	(10,010)	(25,967)
Net other liabilities	(10,279)	(57,027)
Debt	—	(17,219)
Net deferred tax liabilities	(1,288)	(59,052)
Noncontrolling interests	—	(6,943)
Total purchase price allocation	$109,593	$388,696
During the six months ended June 30, 2015 and 2014, the Company incurred $6.3 million and $7.2 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" on our Condensed Consolidated Statements of Income. The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisition.
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

Accounting Standards Issued But Not Yet Adopted
Revenue From Contracts With Customers
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

Accounting for Share-Based Payment When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period
In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not have any share-based payments with a performance target and therefore does not expect the adoption of this guidance to have any impact on the Company’s financial position or results of operations.

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

In thousands
		Fair Value Measurements Using
	Total as of June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$32,956	$32,956	$—	$—
Short-term investments	103	103	—	—
Derivative financial instruments	693	—	693	—
Total assets	$33,752	$33,059	$693	$—
Liabilities:
Contingent consideration	$26,890	$—	$—	$26,890
Total liabilities	$26,890	$—	$—	$26,890

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,236	$22,236	$—	$—
Short-term investments	380	380	—	—
Derivative financial instruments	515	—	515	—
Total assets	$23,131	$22,616	$515	$—
Liabilities:
Contingent consideration	$19,941	$—	$—	$19,941
Derivative financial instruments	2,408	—	2,408	—
Total liabilities	$22,349	$—	$2,408	$19,941
For our derivative financial instruments we use a market approach valuation technique based on observable market transactions of spot and forward rates.
We recorded a $0.7 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as other assets at June 30, 2015. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.
In March 2015, we cash settled a treasury lock hedge for $8.8 million of which $5.3 million, net of $3.5 million tax, was recognized in accumulated other comprehensive income. The purpose was to lock in the interest rate on the issuance of private placement debt in July 2015 and to eliminate interest rate risk.
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $26.9 million, of which $15.4 million was classified as current liabilities, at June 30, 2015. Contingent consideration liabilities were $19.9 million at December 31, 2014. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $29.8 million at June 30, 2015. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of "Other current liabilities" and "Other liabilities". Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2014	$19,941
Increases due to acquisitions	10,867
Decrease due to payments	(984)
Changes due to foreign currency fluctuations	(2,294)
Changes in fair value reflected in Selling, general, and administrative expenses	(640)
Contingent consideration at June 30, 2015	$26,890
Fair Value of Debt: At June 30, 2015, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.67 billion, the same as its carrying amount. At December 31, 2014, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.67 billion, as compared to its carrying amount of $1.66 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
NOTE 5 – INCOME TAXES
We file income tax returns in the U.S, in various states and in certain foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended June 30, 2015, we had no material changes to our accruals related to previous  or current uncertain tax positions. The effective tax rates for the quarters ended June 30, 2015 and 2014 were approximately 33.6% and 35.7%, respectively. The decrease in the current quarter tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with legal entity mergers in Chile.
NOTE 6 – STOCK BASED COMPENSATION
At June 30, 2015, we had the following stock option and stock purchase plans:

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
Stock-Based Compensation Expense:
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units ("RSUs"), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues – stock option plan	$22	$21	$45	$28
Selling, general and administrative – stock option plan	4,650	3,818	9,379	7,859
Selling, general and administrative – RSUs	375	314	721	629
Selling, general and administrative – ESPP	370	299	759	608
Total pre-tax expense	$5,417	$4,452	$10,904	$9,124
The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax benefit recognized in Statement of Income	$1,134	$1,020	$3,602	$1,929
Excess tax benefit of stock options exercised	2,677	3,346	10,899	7,080

Stock Options:
Stock option activity for the six months ended June 30, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,377,857	$80.88
Granted	935,276	130.97
Exercised	(583,441)	67.31
Forfeited	(99,046)	107.59
Canceled or expired	(1,228)	107.03
Outstanding at June 30, 2015	5,629,418	$90.15	6.07	$246,741
Exercisable at June 30, 2015	3,035,083	$72.39	5.17	$186,748
Vested and expected to vest at June 30, 2015	5,374,237	$88.93
As of June 30, 2015, there was $43.5 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.26 years.
The following table sets forth the total intrinsic value of options exercised:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total intrinsic value of options exercised	$10,125	$14,721	$39,650	$26,517
The total intrinsic value of options exercised represents the total pre-tax value (the difference between the sales price on that trading day the option was exercised and the exercise price associated with the respective option).
The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options granted (shares)	74,742	108,705	935,276	963,483
Weighted average fair value at grant date (per share)	$22.18	$21.40	$22.80	$21.30
Assumptions:
Expected term (in years)	4.79	4.69	4.79	4.74
Expected volatility	15.98%	17.52%	16.58%	17.60%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.43%	1.53%	1.44%	1.49%
Restricted Stock Units:
Restricted stock units ("RSUs") vest at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio. A summary of the status of our non-vested RSUs and changes during the six months ended June 30, 2015, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Total Aggregate Intrinsic Value
			(in thousands)
Non-vested at beginning of year	63,600	$96.04
Granted	10,124	130.19
Vested and released	—	—
Forfeited	(3,537)	101.56
Non-vested at June 30, 2015	70,187	$100.69	$9,399
As of June 30, 2015, there was $4.6 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.67 years.
NOTE 7 – COMMON STOCK
The following table provides information about our repurchase of shares of our common stock during the six months ended June 30, 2015:

	Number of Shares Repurchased and Canceled	Amount for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended March 31, 2015	100,713	$13,771	$136.74
Three months ended June 30, 2015	574,807	77,390	134.64
Six months ended June 30, 2015	675,520	$91,161	$134.95

Three months ended March 31, 2014	685,990	$78,340	$114.20
Three months ended June 30, 2014	527,243	58,846	111.61
Six months ended June 30, 2014	1,213,233	$137,186	$113.08
Of the 574,807 shares repurchased during the three months ended June 30, 2015, 44,850 shares for approximately $6.0 million were not settled. This amount is reflected in accrued liabilities on our Condensed Consolidated Balance Sheet at June 30, 2015.

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
The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic earnings per share net income attributable to Stericycle, Inc.	$60,449	$81,936	$135,907	$161,085
Denominator:
Denominator for basic earnings per share-weighted average shares	84,961,907	84,699,043	85,000,723	84,982,966
Effect of diluted securities:
Employee stock options	1,259,127	1,283,545	1,292,093	1,317,326
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,221,034	85,982,588	86,292,816	86,300,292
Earnings per share – Basic	$0.71	$0.97	$1.60	$1.90
Earnings per share – Diluted	$0.70	$0.95	$1.57	$1.87
For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation.
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
Goodwill:
We have two geographical reportable segments, "United States" and "International", both of which have goodwill. We have retroactively reclassified $6.4 million of goodwill related to Puerto Rico from the United States segment to the International segment. The changes in the carrying amount of goodwill since January 1, 2014, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of January 1, 2014	$1,671,723	$559,859	$2,231,582
Goodwill acquired during year	169,754	88,263	258,017
Purchase accounting allocation adjustments	(4,825)	(17,595)	(22,420)
Changes due to foreign currency fluctuations	(2,337)	(46,010)	(48,347)
Balance as of December 31, 2014	1,834,315	584,517	2,418,832
Goodwill acquired during year	33,369	24,442	57,811
Purchase accounting allocation adjustments	(956)	(400)	(1,356)
Goodwill other changes	—	(440)	(440)
Changes due to foreign currency fluctuations	(1,913)	(18,842)	(20,755)
Balance as of June 30, 2015	$1,864,815	$589,277	$2,454,092
Current year adjustments to goodwill for certain 2014 acquisitions are primarily due to the finalization of intangible asset valuations.
During the quarter ended June 30, 2015, we performed our annual goodwill impairment evaluation for our three reporting units: Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services. We calculated fair value for our reporting units using an income method and validated those results using a market approach. Both the income and market approaches indicated no impairment to goodwill to any of our three reporting units.
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
The results of our goodwill impairment test using the income approach indicated the fair value of our Domestic Regulated and Compliance Services and Recall and Returns Management Services reporting units exceeded book value by a substantial amount; in excess of 100%. Our International Regulated and Compliance Services reporting units' fair value exceeded book value by approximately 88% and had $589.3 million in assigned goodwill at June 30, 2015.
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior twelve months and the outstanding share count at June 30, 2015. We then look at the Company's Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA"), adjusted for stock compensation expense and other items, such as changes in the fair value of contingent consideration, restructuring and plant conversion expenses, and litigation settlement, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve months' modified EBITDA of that reporting unit. The fair value was then compared to the reporting units' book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit's individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.

The results of our goodwill impairment test using the market approach corroborated the results of the impairment test under the income approach and indicated the fair value of our reporting units exceeded their respective book values by substantial amounts.
Other Intangible Assets:
As of June 30, 2015 and December 31, 2014, the values of other intangible assets were as follows:

In thousands
	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$8,468	$6,258	$2,210	$8,474	$5,688	$2,786
Customer relationships	775,526	122,047	653,479	755,148	107,365	647,783
Tradenames	4,343	951	3,392	6,062	1,313	4,749
Technology	611	573	38	611	521	90
Other	532	52	480	539	35	504
Indefinite lived intangibles:
Operating permits	242,777	—	242,777	247,933	—	247,933
Tradenames	5,800	—	5,800	5,800	—	5,800
Total	$1,038,057	$129,881	$908,176	$1,024,567	$114,922	$909,645
$908.2 million total intangible assets, less accumulated amortization balance at June 30, 2015 was negatively impacted by $22.7 million from changes due to foreign currency fluctuations. $909.6 million total intangible assets, less accumulated amortization balance at December 31, 2014 was negatively impacted by $44.9 million from changes due to foreign currency fluctuations.
During the quarter ended March 31, 2015 we wrote off $0.2 million in customer relationships, $1.2 million in operating permits, and $1.0 million in tradenames, due to rationalizing certain of our domestic and international operations (see Note 13 - Restructuring Charges). These expenses are reflected as part of SG&A on our Condensed Consolidated Statements of Income. Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirer's intended use for those assets. This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets. We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year, or more frequently, if circumstances indicate that they may be impaired.
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 23.3 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 4.2 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 6.3 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the quarters ended June 30, 2015 and 2014, the aggregate amortization expense was $8.9 million and $8.4 million, respectively. For the six months ended June 30, 2015 and 2014, the aggregate amortization expense was $17.7 million and $15.7 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2015	$34,854
2016	35,146
2017	35,020
2018	34,981
2019	34,960
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2015.
NOTE 10 – ENVIRONMENTAL REMEDIATION LIABILITIES
We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated. We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations. The liability for environmental remediation is included in the Condensed Consolidated Balance Sheets in current liabilities within "Accrued liabilities" and in non-current liabilities within "Other liabilities."
At June 30, 2015, the total environmental remediation liabilities recorded were $32.3 million, of which $3.1 million was classified as accrued liabilities and $29.2 million was classified as other liabilities.
NOTE 11 – DEBT
Long-term debt consisted of the following:

In thousands
	June 30, 2015	December 31, 2014
Obligations under capital leases	$7,274	$9,185
$1.2 billion senior credit facility weighted average rate 1.47%, due in 2019	362,590	459,975
$250 million term loan 0.97%, due in 2015	250,000	—
$100 million private placement notes 5.64%, due in 2015	—	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
Promissory notes and deferred consideration weighted average rate of 3.80% and weighted average maturity of 3.4 years	273,982	279,590
Foreign bank debt weighted average rate 8.86% and weighted average maturity of 1.6 years	124,160	160,465
Total debt	1,668,006	1,659,215
Less: current portion of total debt	129,270	131,969
Long-term portion of total debt	$1,538,736	$1,527,246

Our $1.2 billion senior credit facility maturing in June 2019, our $250.0 million term loan maturing in July 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2015, we were in compliance with all of our financial debt covenants.
As of June 30, 2015 and December 31, 2014, we had $152.2 million and $162.9 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of June 30, 2015 and December 31, 2014 was $685.2 million and $577.1 million, respectively.
Our $250.0 million term loan that matured on July 1, 2015 was classified as long-term debt and was refinanced by using our long-term senior credit facility.
We repaid our $100.0 million private placement notes that matured in April 2015 by borrowing from our long-term senior credit facility.
On April 30, 2015, we entered into a note purchase agreement with several institutional purchasers pursuant to which we have issued and sold to the purchasers $200.0 million of our new seven-year 2.72% unsecured senior notes (the "Series A notes") and $100.0 million of our new eight-year 2.79% unsecured senior notes (the "Series B notes"). Closing of the issuance and sale of the notes occurred on July 31, 2015.
The Series A notes bear interest at the fixed rate of 2.72% per annum, and the Series B notes bear interest at the fixed rate of 2.79% per annum. Interest will be payable in arrears semi-annually on January 31 and July 31, beginning on January 31, 2016. The principal of the Series A notes will be payable at the maturity of the notes on July 31, 2022, and the principal of the Series B notes will be payable at the maturity of the notes on July 31, 2023. The notes are unsecured obligations.
NOTE 12 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments: United States and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.
We have retroactively reclassified immaterial amounts related to Puerto Rico from the United States segment to the International segment.
Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Regulated and compliance solutions revenues	$489,904	$427,576	$942,173	$794,275
Recall and returns solutions revenues	28,278	24,721	48,257	47,785
Total revenues	518,182	452,297	990,430	842,060
Net interest expense	10,299	11,620	21,144	22,266
Income before income taxes	79,915	113,148	182,805	217,640
Income taxes	30,591	43,620	68,471	80,659
Net income attributable to Stericycle, Inc.	$49,324	$69,528	$114,334	$136,981

Depreciation and amortization	$16,355	$15,835	$32,495	$28,532

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Regulated and compliance solutions revenues	$197,507	$188,525	$388,578	$368,717
Net interest expense	6,091	4,748	13,844	9,000
Income before income taxes	11,855	15,470	16,822	28,039
Income taxes	283	2,321	(5,550)	2,573
Net income	11,572	13,149	22,372	25,466
Less: net income attributable to noncontrolling interests	447	741	799	1,362
Net income attributable to Stericycle, Inc.	$11,125	$12,408	$21,573	$24,104

Depreciation and amortization	$11,025	$11,646	$22,448	$22,305

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
The following table below highlights $2.0 million and $14.3 million of pre-tax restructuring charges by reporting segment for the three- and six-months ended June 30, 2015, respectively, which are reflected as part of SG&A on our Condensed Consolidated Statements of Income.

In thousands
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	United States	International	Total Charges to Income	United States	International	Total Charges to Income
Employee severance and related costs	$666	$871	$1,537	$2,402	$3,100	$5,502
Other costs	332	170	502	1,790	874	2,664
Non-cash items:
Fixed assets impairment	—	—	—	3,133	—	3,133
Intangible assets impairment	—	—	—	2,167	247	2,414
Other	—	—	—	—	628	628
Total pre-tax restructuring expenses	$998	$1,041	$2,039	$9,492	$4,849	$14,341

The following table summarizes restructuring activity during 2015 which is reflected in the Condensed Consolidated Balance Sheets as part of "Accrued liabilities":

In thousands
	Employee Severance and Related Costs	Other Costs	Total
Liability balance at January 1, 2015	$—	$—	$—
Charges to income	5,502	2,664	8,166
Payments	(3,875)	(1,287)	(5,162)
Other	11	—	11
Liability balance at June 30, 2015	$1,638	$1,377	$3,015
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
The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act (which the class action complaint describes at some length). The New York investigation arose out of a qui tam (or “whistle blower”) complaint under the federal False Claims Act and comparable state statutes which was filed under seal in the U.S. District Court for the Northern District of Illinois in April 2008 by a former employee of ours. The qui tam complaint was filed on behalf of the United States and 14 states and the District of Columbia. On September 4, 2013, we filed our answer to Plaintiff-Relator’s Second Amended Complaint, generally denying the allegations therein. Also, as previously disclosed, Tennessee, Massachusetts, Virginia and North Carolina have issued civil investigative demands to explore the allegations made on their behalf in the qui tam complaint but have not yet decided whether to join the Illinois action. The qui tam case is in the discovery stage.
Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in California, Florida, Illinois, Mississippi and Utah and in state court in California. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation (MDL) granted our Motion to Transfer these related actions to the Northern District of Illinois for centralized pretrial proceedings. On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL action, generally denying the allegations therein. The MDL action is in the discovery stage.
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
Utah Proceedings. As previously disclosed, on December 3, 2014, we entered into an administrative settlement order (the “DAQ Settlement”) with the State of Utah Division of Air Quality (the “DAQ”) concerning a notice of violation and order to comply issued by the DAQ on May 28, 2013 and superseded by an amended notice of violation and order to comply issued on August 28, 2013 (the “DAQ NOV”). Under the DAQ Settlement, without admitting to any of the allegations contained in the DAQ NOV, we agreed to pay a civil penalty of $2.3 million, of which half, or $1.2 million , was paid within 30 days after December 3, 2014. The remaining $1.2 million will not be paid but instead will be credited to us as a Supplemental Environmental Project credit when we permanently close our North Salt Lake incineration facility which is required to occur no later than three years after we receive all permits and approvals necessary to commence construction of a new incineration facility to be located in Tooele County, Utah. The DAQ Settlement provides full and final resolution of any and all claims under the authority of the DAQ arising out of the allegations contained in the DAQ NOV and cannot be used by other parties to allege violations or negligence on our part in any other litigation or proceeding.
Junk Fax Lawsuit. As previously disclosed, on May 20, 2015, we entered into a settlement agreement to resolve all claims made against us and certain of our subsidiaries in Sawyer v. Stericycle, et al., Case No. 2015 CH 07190 (the “TCPA Action”), a class action complaint pending in the Circuit Court of Cook County, Illinois (the “Court”). The TCPA Action is the successor lawsuit to the class action complaint filed in the U.S. District Court for the Northern District of Illinois (Case 1:14-cv-02070) that we have previously disclosed and that was dismissed pursuant to the parties’ joint stipulation of dismissal. The TCPA Action alleges that from 2010 to 2014 we violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, by sending facsimile advertisements to plaintiffs or putative class members that either were unsolicited and/or did not contain a valid opt-out notice. We have denied all liability for the claims made in the TCPA Action but have agreed to settle to avoid the expense, burden and inherent risk and uncertainty of litigation.
Under the terms of the settlement agreement entered into with the two class representatives, we agreed to make available a fund of $45.0 million (the “Settlement Fund”) to pay class members who submit a valid claim form within a 90-day period, to pay an incentive award to each of the class representatives, to pay fees and expenses to plaintiffs’ attorneys, and to pay fees and costs of a third-party settlement administrator (the “TCPA Settlement”). The plaintiffs’ attorneys are seeking fees of one-third of the Settlement Fund, plus out-of-pocket expenses, to be paid from the Settlement Fund. As part of the TCPA Settlement, we do not admit to any of the allegations in the TCPA Action and will be completely released from any claims related to faxes sent by us or on our behalf from March 25, 2010 through April 30, 2015.
The Settlement has been preliminarily approved by the Court and is awaiting final approval. In view of the TCPA Settlement, we have recorded an accrual of $45.0 million in accrued liabilities on our Condensed Consolidated Balance Sheet and a pre-tax charge of $45.0 million in "Selling, general and administrative expenses" on our Condensed Consolidated Statement of Income for the three- and six-months ending June 30, 2015. We anticipate making payments from the Settlement Fund as described above sometime during the fourth quarter of 2015.
We review all of our outstanding legal proceedings with counsel quarterly, and we will disclose an estimate of any reasonably possible loss or range of reasonably possible losses if and when we are able to make such an estimate and the reasonably possible loss or range of reasonably possible losses is material to our financial statements.
Environmental Matters. On April 22, 2014, we completed our acquisition of PSC Environmental Services, LLC (“PSC Environmental”) and consequently became subject to the legal proceedings in which PSC Environmental was a party on that date. PSC Environmental’s operations are regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, remediate contaminated soil and groundwater or otherwise protect the environment. As a result of this continuing regulation, PSC Environmental frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by PSC Environmental or by other parties to which either PSC Environmental or the prior owners of certain of its facilities shipped waste.
From time to time, PSC Environmental pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. We believe that the fines or other penalties that PSC Environmental may pay in connection with any pending regulatory proceedings of this nature will not, individually or in the aggregate, be material to our financial statements.
On September 18, 2014, our wholly-owned subsidiary, Stericycle Specialty Waste Solutions, Inc., received a notice of violation (“NMED NOV”) from the New Mexico Environment Department (“NMED”) concerning our 10-day transfer facility in Albuquerque. The violations alleged in the NMED NOV generally relate to the management of Conditionally Exempt Small Quantity Generator (“CESQG”) waste under a CESQG agreement that we have with NMED, as well as some recordkeeping matters. On April 21, 2015, we entered into a Stipulated Final Order (the “Order”) with NMED to settle and completely resolve the violations alleged in the NMED NOV. Under the Order, without admitting to any of the violations alleged in the NMED NOV, we agreed to pay a civil penalty in the amount of $120.8 thousand . NMED in turn agreed not to sue or to take any administrative or civil action against us under the New Mexico Hazardous Waste Act, Hazardous Waste Management Regulations or the CESQG agreement for any of the facts or violations alleged in the NMED NOV or the Order.
NOTE 15 – SUBSEQUENT EVENT
The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q.
As previously disclosed in our current report on Form 8-K filed on July 21, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) on July 15, 2015 with the equity holders (the “Vendors”) of Shred-it International ULC, an Alberta unlimited liability corporation (“SII”), Shred-it JV LP, an Ontario limited partnership (“Shred-it”), Boost GP Corp., an Ontario corporation (“Boost GP”) and Boost Holdings LP, an Ontario limited partnership (“Boost Holdings,” and together with SII, Shred-it and Boost GP, the “Target Companies”), providing for the acquisition of the Target Companies by us and certain of our subsidiaries at an aggregate purchase price of $2.3 billion, plus the total enterprise value of franchises acquired by Shred-it after July 15, 2015 and prior to closing as permitted by the Securities Purchase Agreement. The Vendors include CC Shredding Holdco LLC, a Delaware limited liability company, CC Dutch Shredding Holdco BV, a Netherlands company, Birch Hill Equity Partners Management Inc., an Ontario corporation, in its own capacity and in its capacity as the Vendors’ Representative, Shred-it International Inc., an Ontario corporation, and certain funds, co-investors, management shareholders and option participants set forth in the Securities Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of more than 610,500 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, the Netherlands, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom.
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
Highlights of the three months ended June 30, 2015:

•	revenues were $715.7 million, up $74.9 million or 11.7% from $640.8 million in the second quarter last year;

•	second quarter gross profit as a percent of revenues decreased to 42.6% from 43.0% in 2014;

•	operating income was $109.8 million, down $35.6 million or 24.5% from $145.4 million in the second quarter last year;

•
we incurred $59.8 million in pre-tax expenses related to acquisitions, integration expense related to acquisitions, restructuring and plant conversion expenses, litigation expenses, and change in fair value of contingent consideration;

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2014
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2015		2014
	$	%	$	%
Revenues	$715,689	100.0	$640,822	100.0
Cost of revenues	396,279	55.4	349,301	54.5
Depreciation - cost of revenues	14,072	2.0	15,102	2.4
Plant conversion expenses	514	0.1	1,115	0.2
Total cost of revenues	410,865	57.4	365,518	57.0
Gross profit	304,824	42.6	275,304	43.0
Selling, general and administrative expenses (exclusive of adjusting items shown below)	122,436	17.1	109,329	17.1
Acquisition expenses	2,986	0.4	3,979	0.6
Integration expenses	8,924	1.2	4,679	0.7
Change in fair value of contingent consideration	35	0.0	(836)	(0.1)
Restructuring and plant conversion expenses	2,544	0.4	—	—
Litigation expenses	44,827	6.3	396	0.1
Total SG&A expenses (exclusive of depreciation and amortization shown below)	181,752	25.4	117,547	18.3
Depreciation	4,387	0.6	3,977	0.6
Amortization	8,921	1.2	8,402	1.3
Income from operations	109,764	15.3	145,378	22.7
Net interest expense	16,390	2.3	16,368	2.6
Other expense, net	1,604	0.2	392	0.1
Income tax expense	30,874	4.3	45,941	7.2
Net income	60,896	8.5	82,677	12.9
Less: net income attributable to noncontrolling interests	447	0.1	741	0.1
Net income attributable to Stericycle, Inc.	$60,449	8.4	$81,936	12.8
Earnings per share- diluted	$0.70		$0.95
Revenues: Our revenues increased $74.9 million, or 11.7%, in the second quarter of 2015 to $715.7 million from $640.8 million in the same period in 2014.
Domestic revenues increased $65.9 million, or 14.6%, to $518.2 million from $452.3 million in the same period in 2014. Organic revenue growth for domestic small account customers increased by $18.4 million, or approximately 8%, driven by higher revenues from our Steri-Safe and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $6.9 million, or approximately 5%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs as well as strong performance in our specialty waste services. Organic revenues for recall and returns management services decreased by $0.3 million in 2015. Although our recall and returns management services had an overall increase in the number of recall events, there were fewer large scale events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $40.9 million to the increase in revenues in the second quarter of 2015.

International revenues increased $9.0 million, or 4.8%, in the second quarter of 2015, to $197.5 million from $188.5 million in the same period in 2014. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2015 and 2014. Organic growth in the international segment contributed $18.3 million in revenues, or approximately 10%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2015 by $27.3 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions closed within the preceding twelve months contributed $18.0 million to the increase in revenues in the second quarter of 2015.
Cost of Revenues: Our cost of revenues increased $45.3 million, or 12.4%, in the second quarter of 2015 to $410.9 million from $365.5 million in the same period in 2014. As a percent of revenues our costs of revenues increased 0.4% which resulted in consolidated gross profit of 42.6% during the second quarter of 2015, as compared to 43.0% during the same period in 2014. We incurred $0.5 million and $1.1 million in plant conversion expenses during the second quarter 2015 and 2014, respectively.
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
Our domestic cost of revenues increased $38.2 million, or 16.0%, in the second quarter of 2015 to $276.6 million from $238.4 million in the same period in 2014 due to a proportional increase in revenues from acquisitions and internal growth. Domestic gross profit as a percent of revenues decreased to 46.6% during the second quarter of 2015 from 47.3% in the same period in 2014 primarily due to higher disposal costs from growth in additional services slightly offset by a decrease in fuel and energy costs.
Our international cost of revenues increased $7.2 million, or 5.7%, in the second quarter of 2015 to $134.3 million from $127.1 million in the same period in 2014 as a result of costs related to proportional increase in revenues from acquisitions and internal growth. International gross profit as a percent of revenues decreased to 32.0% during the second quarter of 2015 from 32.6% during the same period in 2014 due to higher transportation costs from growth in additional services.
Selling, General and Administrative Expenses exclusive of adjusting items, depreciation and amortization ("SG&A"): Our SG&A expenses increased $13.1 million, or 12.0%, in the second quarter of 2015 to $122.4 million from $109.3 million in the same period in 2014 to support our increase in revenues. As a percent of revenues, these costs remained unchanged at 17.1% in the second quarter of 2015 and 2014.
Domestically, second quarter SG&A expenses increased $9.3 million, or 12.4%, to $84.5 million from $75.2 million in the same period in 2014. As a percent of revenues, SG&A decreased to 16.3% in the second quarter of 2015 from 16.6% in the same period in 2014 primarily related to compensation expenses as we leveraged our existing workforce.
Internationally, second quarter SG&A expenses increased $3.8 million, or 11.1%, to $37.9 million from $34.1 million in the same period in 2014. As a percent of revenues, SG&A increased to 19.2% in the second quarter of 2015 from 18.1% in the same period in 2014 in support of new business growth opportunities.
Income from Operations: Income from operations decreased $35.6 million, or 24.5%, in the second quarter of 2015 to $109.8 million from $145.4 million in same period in 2014. Comparison of income from operations between the second quarter of 2015 and the same period of 2014 was affected by acquisition, integration, and other expenses (collectively the "Adjusting Items").

During the first quarter of 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset impairments, write-off of intangible assets, and recognition of lease expense for properties no longer used but for which we have a contractual obligation.
During the quarter ended June 30, 2015, we recognized $44.8 million in litigation expenses (see TCPA Settlement described in the Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements), $3.0 million in acquisition expenses, $8.9 million of expenses related to the integration of our acquisitions, $2.0 million in restructuring expenses (see Note 13 - Restructuring Charges), and $1.0 million in plant conversion expenses.
During the quarter ended June 30, 2014, we recognized $4.0 million in acquisition expenses, $4.7 million of expenses related to the integration of our acquisitions, $1.1 million in plant conversion expenses, and $0.4 million in litigation expenses, partially offset by $0.8 million related to a change in the fair value of contingent consideration.
Domestically, our income from operations decreased $34.1 million, or 27.2%, to $91.1 million in the second quarter of 2015 from $125.2 million in the same period in 2014.
Internationally, our income from operations decreased $1.5 million, or 7.4%, to $18.7 million in the second quarter of 2015 from $20.2 million in the same period in 2014 .
Net Interest Expense: Net interest expense was at $16.4 million during the second quarter of 2015 and during the same period in 2014.
Income Tax Expense: Income tax expense decreased to $30.9 million in the second quarter of 2015 from $45.9 million in the same period in 2014. The reported tax rates for the quarters ended June 30, 2015 and 2014 were 33.6% and 35.7%, respectively. The decrease in the current quarter tax rate is primarily related to a benefit from the recognition of tax deductible goodwill associated with legal entity mergers in Chile.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2014
Highlights of the six months ended June 30, 2015:

•	revenues were $1,379.0 million, up $168.2 million or 13.9% from $1,210.8 million in the same period last year;

•	gross profit as a percent of revenues decreased to 42.5% from 43.8% in 2014;

•	operating income was $236.8 million, down $41.2 million or 14.8% from $278.0 million in the same period of last year;

•
we incurred $85.8 million in pre-tax expenses related to acquisitions, integration expense related to acquisitions, restructuring and plant conversion expenses, litigation expenses, partially offset by change in fair value of contingent consideration;

•	cash flow from operations was $178.7 million.
The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2015		2014
	$	%	$	%
Revenues	$1,379,008	100.0	$1,210,777	100.0
Cost of revenues	763,619	55.4	650,487	53.7
Depreciation - cost of revenues	28,720	2.1	27,828	2.3
Plant conversion expenses	514	0.0	1,689	0.1
Total cost of revenues	792,853	57.5	680,004	56.2
Gross profit	586,155	42.5	530,773	43.8
Selling, general and administrative expenses (exclusive of items shown below)	237,867	17.2	209,509	17.3
Acquisition expenses	6,282	0.5	7,200	0.6
Integration expenses	17,810	1.3	7,164	0.6
Change in fair value of contingent consideration	(640)	0.0	3,953	0.3
Restructuring and plant conversion expenses	14,846	1.1	—	—
Litigation expenses	46,950	3.4	1,901	0.2
Total SG&A expenses (exclusive of depreciation and amortization shown below)	323,115	23.4	229,727	19.0
Depreciation	8,505	0.6	7,292	0.6
Amortization	17,718	1.3	15,717	1.3
Income from operations	236,817	17.2	278,037	23.0
Net interest expense	34,988	2.5	31,266	2.6
Other expense, net	2,202	0.2	1,092	0.1
Income tax expense	62,921	4.6	83,232	6.9
Net income	136,706	9.9	162,447	13.4
Less: net income attributable to noncontrolling interests	799	0.1	1,362	0.1
Net income attributable to Stericycle, Inc.	$135,907	9.9	$161,085	13.3
Earnings per share- diluted	$1.57		$1.87
Revenues: Our revenues increased $168.2 million, or 13.9%, for the six months ended June 30, 2015 to $1,379.0 million from $1,210.8 million in the same period in 2014.

Domestic revenues increased $148.3 million, or 17.6%, to $990.4 million from $842.1 million in the same period in 2014. Organic revenue growth for domestic small account customers increased by $35.5 million, or approximately 8%, driven by an increase in Steri-Safe revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $13.3 million, or approximately 5%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for recall and returns management services decreased by $7.2 million in 2015. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $106.7 million to the increase in revenues in 2015.
International revenues increased $19.9 million, or 5.4%, in 2015, to $388.6 million from $368.7 million in the same period in 2014. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2015 and 2014. Organic growth in the international segment contributed $31.8 million in revenues, or approximately 9%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2015 by $50.4 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed approximately $38.5 million to the increase in revenues in 2015.
Cost of Revenues: Our cost of revenues increased $112.8 million, or 16.6%, for the six months ended June 30, 2015 to $792.9 million from $680.0 million in the same period in 2014. As a percent of revenues our costs of revenues increased 1.3% which resulted in consolidated gross profit of 42.5% during the six months ended June 30, 2015, as compared to 43.8% during the same period in 2014. We incurred $0.5 million and $1.7 million in plant conversion expenses during the six months ended June 30, 2015 and 2014, respectively.
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
Our domestic cost of revenues increased $95.8 million, or 22.1%, in 2015 to $528.9 million from $433.1 million in the same period in 2014 due to a proportional increase in revenues from acquisitions and internal growth. Domestic gross profit as a percent of revenues decreased to 46.6% in 2015 from 48.6% in the same period in 2014 primarily due to higher disposal costs from growth in additional services slightly offset by a decrease in fuel and energy costs.
Our international cost of revenues increased $17.1 million, or 6.9%, in the six months ended June 30, 2015 to $264.0 million from $246.9 million in the same period in 2014 as a result of costs related to proportional increase in revenues from acquisitions and internal growth. International gross profit as a percent of revenues decreased to 32.1% in 2015 from 33.0% during the same period in 2014 due to to higher transportation costs from growth in additional services.
Selling, General and Administrative Expenses exclusive of adjusting items, depreciation and amortization ("SG&A"): Our SG&A expenses increased $28.4 million, or 13.5%, in the six months ended June 30, 2015 to $237.9 million from $209.5 million in the same period in 2014 to support our increase in revenues. As a percent of revenues, these costs decreased to 17.2% in 2015, as compared to 17.3% in the same period in 2014.

Domestically, 2015 SG&A expenses increased $19.4 million, or 13.5%, to $163.1 million from $143.7 million in the same period in 2014 primarily related to compensation expenses as we leveraged our existing workforce. As a percent of revenues, SG&A decreased to 16.5% in 2015, as compared to 17.1% in the same period in 2014.
Internationally, 2015 SG&A expenses increased $9.0 million, or 13.7%, to $74.8 million from $65.8 million in the same period in 2014. As a percent of revenues, SG&A was at 19.2% in 2015, as compared to 17.8% in the same period in 2014 in support of new business growth opportunities.
Income from Operations: Income from operations decreased $41.2 million, or 14.8%, for the six months ended June 30, 2015 to $236.8 million from $278.0 million in same period in 2014. Comparison of income from operations between 2015 and the same period of 2014 was affected by Adjusting Items.
During the first quarter of 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset impairments, write-off of intangible assets, and recognition of lease expense for properties no longer used but for which we have a contractual obligation.
During the six months ended June 30, 2015, we recognized $47.0 million in litigation settlement expense (see TCPA Settlement described in the Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements), $6.3 million in acquisition expenses, $17.8 million of expenses related to the integration of our acquisitions, $14.3 million in restructuring expenses (see Note 13 - Restructuring Charges), and $1.1 million in plant conversion expenses, partially offset by $0.6 million related to a change in fair value of contingent consideration.
During the six months ended June 30, 2014, we recognized $7.2 million in acquisition expenses, $7.2 million of expenses related to the integration of our acquisitions, $1.9 million in litigation settlement expense, $1.7 million in plant conversion expenses, and $4.0 million related to a change in fair value of contingent consideration.
Domestically, our income from operations decreased $34.5 million, or 14.3%, $206.2 million in 2015 from $240.7 million in the same period in 2014.
Internationally, our income from operations decreased $6.7 million, or 18.0%, $30.6 million in 2015 from $37.3 million in the same period in 2014.
Net Interest Expense: Net interest expense increased to $35.0 million during the six months ended June 30, 2015 from $31.3 million during the same period in 2014. The increase in interest expense was due to higher interest costs in Latin America.
Income Tax Expense: Income tax expense decreased to $62.9 million in the six months ended June 30, 2015 from $83.2 million in the same period in 2014. The effective tax rates for the six months ended June 30, 2015 and 2014 were 31.5% and 33.9%, respectively. The decrease in the current year tax rate, as compared to the corresponding period in the prior year and the statutory tax rate, is primarily related to a benefit from the recognition of tax deductible goodwill associated with entity mergers in Spain, Brazil, and Chile.

LIQUIDITY AND CAPITAL RESOURCES
Our $1.2 billion senior credit facility maturing in June 2019, our $250.0 million term loan maturing in July 2015, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, and our $125.0 million private placement notes maturing in December 2022, all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At June 30, 2015, we were in compliance with all of our financial debt covenants.
As of June 30, 2015, we had $362.6 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $77.1 million. We also had $152.2 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of June 30, 2015 was $685.2 million. At June 30, 2015, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.125% on our revolving credit facility

•	For borrowings less than one month, the higher of the following

◦	Federal funds rate plus 0.5%

◦	Euro Currency rate plus 1.0% or the prime rate

•	For borrowings greater than one month: LIBOR plus 1.0%
The weighted average rate of interest on the unsecured revolving credit facility was 1.47% per annum, which includes the 0.125% facility fee at June 30, 2015.
Our $250.0 million term loan matured on July 1, 2015.
We repaid our $100.0 million private placement notes that matured in April 2015.
As of June 30, 2015, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of June 30, 2015, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of June 30, 2015, we had $274.0 million in promissory notes issued in connection with acquisitions during 2008 through 2015, $124.2 million in foreign subsidiary bank debt outstanding, and $7.3 million in capital lease obligations.
Working Capital: At June 30, 2015, our working capital increased $31.8 million to $150.5 million, as compared to $118.7 million at December 31, 2014.
Current assets increased by $80.0 million, mainly driven by $58.7 million increase in account receivable and $10.7 million increase in cash and cash equivalents. The increase in cash balance was from higher collections during the last few days of June 2015, as compared to December 2014. Days sales outstanding ("DSO") was calculated at 66 days at June 30, 2015 and 63 days at December 31, 2014.
Current liabilities increased by $48.2 million, primarily related to an accrual of the TCPA Settlement described in the Note 14 - Legal Proceedings, increase in accounts payable, and offset by a decrease in the accrued income taxes related to the timing of the tax payments in the second quarter of 2015.

Net Cash Provided or Used: Net cash provided by operating activities decreased $59.7 million, or 25.0%, to $178.7 million during the six months ended June 30, 2015, as compared to $238.3 million for the comparable period in 2014. Cash provided by operating activities as a ratio to net income was 131% and 147% for the six months ended June 30, 2015 and 2014, respectively.
Net cash used in investing activities for the six months ended June 30, 2015 was $108.3 million as compared to $350.6 million in the same period in 2014. We used $243.1 million less in funds to acquire new businesses in 2015, as compared to the same period of 2014. Our capital expenditures, as a percent of revenues, were at 3.4% and 3.6% in 2015 and 2014, respectively.
Net cash used in financing activities was $56.9 million during the six months ended June 30, 2015, as compared to $70.8 million of cash provided by financing activities in the same period in 2014. In 2015, we had $193.4 net repayments on our senior credit facility, as compared to $201.0 million net borrowings which we used to fund our prior year acquisitions. We had share repurchases of $85.1 million in 2015, as compared to $137.2 million in 2014, a decrease of $52.0 million.
Annual Impairment Test: We completed our annual goodwill impairment test during the second quarter of 2015. We used both a market approach and an income approach to determine the fair value of our reporting units. The market approach compares the market capitalization of the company as a whole, which is the fair value, and allocates a portion of that fair value to each reporting unit based on that reporting unit’s historic cash flows, as measured by a modified Earnings Before Interest, Taxes, Depreciation, and Amortization. The income approach uses estimates of future cash flows discounted to a present value to arrive at a fair value. Both the market and income approaches indicated no impairment to any of our three reporting units.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $7.7 million on a pre-tax basis.
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
Internal Control Over Financial Reporting
The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 - Legal Proceedings, in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of June 30, 2015, we had purchased a cumulative total of 20,561,975 shares.
The following table provides information about our purchases of shares of our common stock during the six months ended June 30, 2015:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	4,735,185
February 1 - February 28, 2015	—	—	—	4,735,185
March 1 - March 31, 2015	100,713	136.74	100,713	4,634,472
April 1 - April 30, 2015	322,800	135.09	322,800	4,311,672
May 1 - May 31, 2015	131,367	133.26	131,367	4,180,305
June 1 - June 30, 2015	120,640	134.93	120,640	4,059,665
Total	675,520	134.95	675,520	4,059,665

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2015

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)