Form 10-Q
period 2015-09-30
STERICYCLE INC
filed 2015-11-09
CIK 861878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of October 30, 2015 there were 84,984,775 shares of the registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data
	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$32,883	$22,236
Short-term investments	636,288	380
Accounts receivable, less allowance for doubtful accounts of $19,896 in 2015 and $19,083 in 2014	524,503	465,473
Deferred income taxes	51,094	28,322
Prepaid expenses	34,197	30,632
Other current assets	40,500	33,173
Total Current Assets	1,319,465	580,216
Property, plant and equipment, less accumulated depreciation of $402,113 in 2015 and $364,124 in 2014	464,898	460,408
Goodwill	2,447,454	2,418,832
Intangible assets, less accumulated amortization of $136,251 in 2015 and $114,922 in 2014	909,503	909,645
Other assets	35,137	32,621
Total Assets	$5,176,457	$4,401,722
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$106,405	$131,969
Accounts payable	150,213	114,596
Accrued liabilities	192,506	131,743
Deferred revenues	18,223	21,624
Other current liabilities	66,587	61,599
Total Current Liabilities	533,934	461,531
Long-term debt, net of current portion	1,409,687	1,527,246
Deferred income taxes	430,203	431,643
Other liabilities	68,191	64,117
Equity:
Mandatory convertible preferred stock, Series A (par value $0.01 per share, 1,000,000 shares authorized, 770,000 issued and outstanding in 2015)	8	—
Common stock (par value $0.01 per share, 120,000,000 shares authorized, 84,942,134 issued and outstanding in 2015 and 84,883,517 issued and outstanding in 2014)	849	849
Additional paid-in capital	1,125,667	289,211
Accumulated other comprehensive loss	(237,246)	(138,419)
Retained earnings	1,826,835	1,743,371
Total Stericycle, Inc.’s Equity	2,716,113	1,895,012
Noncontrolling interest	18,329	22,173
Total Equity	2,734,442	1,917,185
Total Liabilities and Equity	$5,176,457	$4,401,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$718,596	$667,877	$2,097,604	$1,878,654
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	404,918	373,973	1,169,051	1,026,149
Depreciation - cost of revenues	14,003	15,235	42,723	43,063
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	185,932	125,603	509,047	355,330
Depreciation – selling, general and administrative expenses	4,248	5,033	12,753	12,325
Amortization	9,239	8,497	26,957	24,214
Total Costs and Expenses	618,340	528,341	1,760,531	1,461,081
Income from Operations	100,256	139,536	337,073	417,573
Other Income (Expense):
Interest income	8	27	82	97
Interest expense	(17,386)	(16,644)	(52,448)	(47,980)
Other expense, net	(1,754)	(477)	(3,956)	(1,569)
Total Other Expense	(19,132)	(17,094)	(56,322)	(49,452)
Income Before Income Taxes	81,124	122,442	280,751	368,121
Income Tax Expense	28,404	39,401	91,325	122,633
Net Income	52,720	83,041	189,426	245,488
Less: net income attributable to noncontrolling interests	457	196	1,256	1,558
Net Income Attributable to Stericycle, Inc.	52,263	82,845	188,170	243,930
Less: mandatory convertible preferred stock dividend	1,684	—	1,684	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$50,579	$82,845	$186,486	$243,930
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.60	$0.98	$2.19	$2.87
Diluted	$0.59	$0.96	$2.16	$2.83
Weighted Average Number of Common Shares Outstanding:
Basic	84,884,599	84,858,360	84,960,955	84,940,975
Diluted	86,120,315	86,116,455	86,234,859	86,237,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$52,720	$83,041	$189,426	$245,488

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	(55,214)	(51,552)	(95,155)	(40,777)
Amortization of cash flow hedge into income, net of tax ($176 and $55, and $284 and $155 for the three- and nine-months ended September 30, 2015 and 2014, respectively)	278	97	458	254
Change in fair value of cash flow hedge, net of tax ($79 and $0, and $2,577 and $47 for the three- and nine-months ended September 30, 2015 and 2014, respectively)	(216)	(159)	(3,994)	(308)
Total Other Comprehensive Loss	(55,152)	(51,614)	(98,691)	(40,831)

Comprehensive (Loss)/Income	(2,432)	31,427	90,735	204,657
Less: Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	1,644	(1,621)	1,392	(390)
Comprehensive (Loss)/Income Attributable to Stericycle, Inc.	$(4,076)	$33,048	$89,343	$205,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands
	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$189,426	$245,488
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	16,158	13,365
Excess tax benefit of stock options exercised	(15,483)	(10,747)
Depreciation	55,476	55,388
Amortization	26,957	24,214
Deferred income taxes	(17,169)	8,833
Change in fair value of contingent consideration	(640)	3,953
Other, net	6,326	1,379
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(66,352)	(25,420)
Accounts payable	29,170	13,383
Accrued liabilities	77,820	17,640
Deferred revenues	(3,412)	2,326
Other assets and liabilities	(4,986)	(4,830)
Net cash provided by operating activities	293,291	344,972
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(97,098)	(328,811)
Purchases of investments	(635,919)	(2,051)
Capital expenditures	(72,566)	(66,262)
Net cash used in investing activities	(805,583)	(397,124)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(61,805)	(45,031)
Proceeds from foreign bank debt	42,535	151,605
Repayments of foreign bank debt	(76,387)	(136,025)
Proceeds from term loan	250,000	—
Repayment of term loan	(250,000)	—
Proceeds from private placement of long-term note	300,000	—
Repayments of private placement of long-term note	(100,000)	—
Proceeds from senior credit facility	1,338,140	1,154,100
Repayments of senior credit facility	(1,614,968)	(979,059)
Payments on capital lease obligations	(2,813)	(4,014)
Payments of deferred financing costs	—	(2,280)
Payment for hedge	(8,833)	—
Purchases and cancellations of treasury stock	(103,029)	(157,004)
Proceeds from issuance of mandatory convertible preferred stock	746,900	—
Proceeds from issuance of common stock	53,529	33,904
Excess tax benefit of stock options exercised	15,483	10,747
Payments to noncontrolling interests	(5,236)	(732)
Net cash provided by financing activities	523,516	26,211
Effect of exchange rate changes on cash and cash equivalents	(577)	759
Net increase/ (decrease) in cash and cash equivalents	10,647	(25,182)
Cash and cash equivalents at beginning of period	22,236	67,167
Cash and cash equivalents at end of period	$32,883	$41,985

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$71,905	$100,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2015 and
Year Ended December 31, 2014
(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	85,500	$855	$195,110	$1,610,964	$(56,468)	$17,077	$1,767,538
Net income						326,456		1,690	328,146
Currency translation adjustment							(80,221)	(2,650)	(82,871)
Change in qualifying cash flow hedge, net of tax							(1,730)		(1,730)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			1,061	11	58,551				58,562
Purchase and cancellation of treasury stock			(1,677)	(17)		(194,049)			(194,066)
Stock compensation expense					17,773				17,773
Excess tax benefit of stock options exercised					17,906				17,906
Noncontrolling interests attributable to acquisitions								6,781	6,781
Reduction to noncontrolling interests due to additional ownership					(129)			(725)	(854)
Balance at December 31, 2014	—	—	84,884	849	289,211	1,743,371	(138,419)	22,173	1,917,185
Net income						188,170		1,256	189,426
Currency translation adjustment							(95,291)	136	(95,155)
Change in qualifying cash flow hedge, net of tax							(3,536)		(3,536)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			822	7	57,923				57,930
Issuance of mandatory convertible preferred stock	770	8			746,892				746,900
Purchase and cancellation of treasury stock			(764)	(7)		(103,022)			(103,029)
Preferred stock dividend						(1,684)			(1,684)
Stock compensation expense					16,158				16,158
Excess tax benefit of stock options exercised					15,483				15,483
Reduction to noncontrolling interests due to additional ownership								(5,236)	(5,236)
Balance at September 30, 2015	770	$8	84,942	$849	$1,125,667	$1,826,835	$(237,246)	$18,329	$2,734,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2014, as filed with our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2015.
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
NOTE 2 – ACQUISITIONS
The following table summarizes the locations of our acquisitions for the nine months ended September 30, 2015:

Acquisition Locations	2015
United States	13
Brazil	2
Canada	1
Ireland	1
Mexico	2
Netherlands	1
Romania	4
Republic of Korea	6
Spain	3
Total	33

During the quarter ended March 31, 2015, we completed fifteen acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business and selected assets of three regulated waste businesses. Internationally, in Brazil, we acquired 100% of the stock of two regulated waste businesses. In Ireland, we acquired 100% of the stock of one regulated waste business. In Mexico, we acquired 100% of the stock of two regulated waste businesses. In Romania, we acquired selected assets of two regulated waste businesses. In the Republic of Korea, we acquired selected assets of three regulated waste businesses. In Spain, we acquired selected assets of one regulated waste business.
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
During the quarter ended September 30, 2015, we completed ten acquisitions. Domestically we acquired 100% of the stock of one communication services business and selected assets of two regulated waste businesses. Internationally, in Romania, we acquired selected assets of one regulated waste business and 100% of the stock of one regulated waste business. In Spain, we acquired selected assets of two regulated waste businesses. In the Republic of Korea, we acquired selected assets of three regulated waste businesses.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the nine months ended September 30:

In thousands
	Nine Months Ended September 30,
	2015	2014
Cash	$97,098	$328,811
Promissory notes	55,793	78,325
Deferred consideration	3,167	6,124
Contingent consideration	12,945	16,495
Total purchase price	$169,003	$429,755
For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the nine months ended September 30, 2015, we recognized a net increase in goodwill of $85.4 million, excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets). A net increase of $56.6 million was assigned to our United States reportable segment, and a net increase of $28.8 million was assigned to our International reportable segment. Approximately $28 million of the goodwill recognized during the nine months ended September 30, 2015 will be deductible for income taxes.
During the nine months ended September 30, 2015, we recognized a net increase in intangible assets from acquisitions of $70.3 million, excluding the effect of foreign currency translation. The changes include $64.7 million in the estimated fair value of acquired customer relationships with amortizable lives of 15 to 40 years, $1.4 million in permits with indefinite lives, and $4.2 million in tradenames with indefinite lives.
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

In thousands
	Nine Months Ended September 30,
	2015	2014
Fixed assets	$13,635	$127,621
Intangibles	70,282	242,792
Goodwill	85,393	202,391
Accounts receivable	22,475	56,696
Accounts payable	(10,637)	(32,561)
Net other liabilities	(4,875)	(67,564)
Debt	(4,803)	(22,097)
Net deferred tax liabilities	(2,467)	(70,580)
Noncontrolling interests	—	(6,943)
Total purchase price allocation	$169,003	$429,755
During the nine months ended September 30, 2015 and 2014, the Company incurred $40.0 million and $10.7 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" on our Condensed Consolidated Statements of Income. The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisition.
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

Accounting Standards Issued But Not Yet Adopted
Interest-Imputation of Interest
In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the accounting standard update. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The revised standard will be adopted by the Company on January 1, 2016, will be applied retrospectively and will require reclassifications within the Company’s consolidated balance sheets and statements of cash flows.  The revised standard only affects presentation and therefore will not have an impact on the Company’s results of operations.

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

Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustments during the period in which it determines the amount of the adjustment. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.
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

In thousands
		Fair Value Measurements Using
	Total as of September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$32,883	$32,883	$—	$—
Short-term investments	636,288	636,288	—	—
Derivative financial instruments	1,111	—	1,111	—
Total assets	$670,282	$669,171	$1,111	$—
Liabilities:
Contingent consideration	$25,835	$—	$—	$25,835
Total liabilities	$25,835	$—	$—	$25,835

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,236	$22,236	$—	$—
Short-term investments	380	380	—	—
Derivative financial instruments	515	—	515	—
Total assets	$23,131	$22,616	$515	$—
Liabilities:
Contingent consideration	$19,941	$—	$—	$19,941
Derivative financial instruments	2,408	—	2,408	—
Total liabilities	$22,349	$—	$2,408	$19,941
In September 2015, short-term investments increased by $636.2 million due to funds received from the issuance of mandatory convertible preferred stock which were invested in short-term money market funds until the funding of a portion of the Shred-it acquisition described in Note 15 - Subsequent Events.
For our derivative financial instruments we use a market approach valuation technique based on observable market transactions of spot and forward rates.
We recorded a $1.1 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as other assets at September 30, 2015. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

In March 2015, we cash settled a treasury lock hedge for $8.8 million of which $5.3 million, net of $3.5 million tax, was recognized in accumulated other comprehensive income. The purpose was to lock in the interest rate on the issuance of private placement debt in July 2015 and to eliminate interest rate risk.
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $25.8 million, of which $8.9 million was classified as current liabilities, at September 30, 2015. Contingent consideration liabilities were $19.9 million at December 31, 2014. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $45.2 million at September 30, 2015. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of "Other current liabilities" and "Other liabilities". Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at December 31, 2014	$19,941
Increases due to acquisitions	12,945
Decrease due to payments	(1,444)
Changes due to foreign currency fluctuations	(4,967)
Changes in fair value reflected in Selling, general, and administrative expenses	(640)
Contingent consideration at September 30, 2015	$25,835
Fair Value of Debt: At September 30, 2015, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.52 billion, the same as its carrying amount. At December 31, 2014, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $1.67 billion, as compared to its carrying amount of $1.66 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
NOTE 5 – INCOME TAXES
We file income tax returns in the U.S, in various states and in certain foreign jurisdictions.
The Company has recorded accruals to cover uncertain tax positions taken on previously filed tax returns. Such liabilities relate to additional taxes, interest and penalties the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions. During the quarter ended September 30, 2015, we had no material changes to our accruals related to previous  or current uncertain tax positions. The effective tax rates for the quarters ended September 30, 2015 and 2014 were approximately 35.0% and 32.2%, respectively. The increase in the current quarter tax rate is primarily related to larger discrete benefits utilized by the Company in the comparable 2014 period.

NOTE 6 – STOCK BASED COMPENSATION
At September 30, 2015, we had the following stock option and stock purchase plans:

•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;

•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;

•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;

•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

•	the 2000 Non-statutory Stock Option Plan, which expired in February 2010;

•	the 1997 Stock Option Plan, which expired in January 2007;

•	the 1996 Directors Stock Option Plan, which expired in May 2006; and

•	the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001.
Stock-Based Compensation Expense:
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units ("RSUs"), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues – stock option plan	$24	$14	$69	$42
Selling, general and administrative – stock option plan	4,416	3,600	13,795	11,459
Selling, general and administrative – RSUs	382	319	1,103	948
Selling, general and administrative – ESPP	432	308	1,191	916
Total pre-tax expense	$5,254	$4,241	$16,158	$13,365
The following table sets forth the tax benefits related to stock compensation:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax benefit recognized in Statement of Income	$1,501	$1,319	$5,103	$3,248
Excess tax benefit of stock options exercised	4,584	3,667	15,483	10,747

Stock Options:
Stock option activity for the nine months ended September 30, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,377,857	$80.88
Granted	959,551	131.20
Exercised	(791,434)	67.83
Forfeited	(138,249)	108.71
Canceled or expired	(1,876)	76.08
Outstanding at September 30, 2015	5,405,849	$91.02	5.89	$261,110
Exercisable at September 30, 2015	2,837,919	$72.66	4.95	$189,143
Vested and expected to vest at September 30, 2015	5,183,104	$89.90
As of September 30, 2015, there was $44.0 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.03 years.
The following table sets forth the total intrinsic value of options exercised:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total intrinsic value of options exercised	$14,888	$14,375	$54,538	$40,893
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
The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options granted (shares)	24,275	11,555	959,551	975,038
Weighted average fair value at grant date (per share)	$23.88	$21.32	$22.83	$21.30
Assumptions:
Expected term (in years)	4.79	4.78	4.79	4.75
Expected volatility	16.01%	16.98%	16.56%	17.39%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.49%	1.59%	1.44%	1.52%

Restricted Stock Units:
Restricted stock units ("RSUs") vest at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio. A summary of the status of our non-vested RSUs and changes during the nine months ended September 30, 2015, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Total Aggregate Intrinsic Value
			(in thousands)
Non-vested at beginning of year	63,600	$96.04
Granted	10,624	130.40
Vested and released	—	—
Forfeited	(4,273)	101.20
Non-vested at September 30, 2015	69,951	$100.94	$9,745
As of September 30, 2015, there was $4.2 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.44 years.
NOTE 7 – EQUITY
Series A Mandatory Convertible Preferred Stock Offering: On September 15, 2015, we completed a registered public offering of 7,700,000 depositary shares, each representing a 1/10th interest in a share of our 5.25% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a public offering price of $100.00 per depository share for total gross proceeds of $770.0 million. Net proceeds were $746.9 million after deducting underwriting discounts, commissions and expenses. We used the net proceeds from this offering to fund a portion of the purchase price paid under our acquisition of Shred-it (see Note 15 - Subsequent Events).
Unless earlier converted or redeemed, each share of the Series A Preferred Stock will automatically convert into between 5.8716 and 7.3394 shares of our common stock, subject to anti-dilution and other adjustments, on the mandatory conversion date, which is expected to be September 15, 2018. The number of shares of our common stock issuable on conversion will be determined based on the volume-weighted average price of our common stock over the 20 trading day period commencing on and including the 23rd scheduled trading day prior to September 15, 2018. Subject to certain restrictions, at any time prior to September 15, 2018, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 5.8716 shares of common stock per share of Series A Preferred Stock, subject to adjustment.
Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.00 per share with respect to the depositary shares). The dividends may be payable in cash, or subject to certain limitations, in shares of our common stock or any combination of cash and shares of our common stock on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2015, and to, and including, September 15, 2018.

The following table provides information about our repurchase of shares of our common stock during the nine months ended September 30, 2015:

	Number of Shares Repurchased and Canceled	Amount for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended March 31, 2015	100,713	$13,771	$136.74
Three months ended June 30, 2015	574,807	77,390	134.64
Three months ended September 30, 2015	88,376	11,868	134.29
Nine months ended September 30, 2015	763,896	$103,029	$134.87

Three months ended March 31, 2014	685,990	$78,340	$114.20
Three months ended June 30, 2014	527,243	58,846	111.61
Three months ended September 30, 2014	198,728	23,173	116.60
Nine months ended September 30, 2014	1,411,961	$160,359	$113.57

NOTE 8 – EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding restricted stock awards and stock options. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use the more dilutive of the "dividend method" or the "if-converted method". Under the dividend method, the net income is reduced by the amount of the accrued dividend related to mandatory convertible preferred stock. Under the if-converted method, the dividend is ignored in favor of the diluted share count that would occur under the assumption that the mandatory convertible preferred shares were converted to common shares at the closing share price on the date of issuance.

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Stericycle, Inc.	$52,263	$82,845	$188,170	$243,930
Mandatory convertible preferred stock dividend (1)	(1,684)	—	(1,684)	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$50,579	$82,845	$186,486	$243,930
Denominator:
Denominator for basic earnings per share-weighted average shares	84,884,599	84,858,360	84,960,955	84,940,975
Effect of diluted securities:
Employee stock options	1,235,716	1,258,095	1,273,904	1,296,227
Mandatory convertible preferred stock (2)	—	—	—	—
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,120,315	86,116,455	86,234,859	86,237,202
Earnings per share – Basic	$0.60	$0.98	$2.19	$2.87
Earnings per share – Diluted	$0.59	$0.96	$2.16	$2.83

(1)	Mandatory convertible preferred stock dividend - no dividend was declared or paid as of September 30, 2015.

(2)
Weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 921,207 shares were excluded from the computation of diluted earnings per share as such conversion would have been antidilutive.

For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation.
NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.
Goodwill:
We have two geographical reportable segments, "United States" and "International", both of which have goodwill. We have retroactively reclassified $4.3 million of goodwill related to Puerto Rico from the United States segment to the International segment. The changes in the carrying amount of goodwill since January 1, 2014, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of January 1, 2014	$1,673,810	$557,772	$2,231,582
Goodwill acquired during the year	169,754	88,263	258,017
Purchase accounting allocation adjustments	(4,825)	(17,595)	(22,420)
Changes due to foreign currency fluctuations	(2,337)	(46,010)	(48,347)
Balance as of December 31, 2014	1,836,402	582,430	2,418,832
Goodwill acquired during the year	71,119	29,200	100,319
Purchase accounting allocation adjustments	(14,514)	(412)	(14,926)
Goodwill other changes	—	(440)	(440)
Changes due to foreign currency fluctuations	(4,210)	(52,121)	(56,331)
Balance at September 30, 2015	$1,888,797	$558,657	$2,447,454
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
Other Intangible Assets:
As of September 30, 2015 and December 31, 2014, the values of other intangible assets were as follows:

In thousands
	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Covenants not-to-compete	$8,343	$6,404	$1,939	$8,474	$5,688	$2,786
Customer relationships	783,615	128,178	655,437	755,148	107,365	647,783
Tradenames	4,257	1,004	3,253	6,062	1,313	4,749
Technology	611	601	10	611	521	90
Other	501	64	437	539	35	504
Indefinite lived intangibles:
Operating permits	238,517	—	238,517	247,933	—	247,933
Tradenames	9,910	—	9,910	5,800	—	5,800
Total	$1,045,754	$136,251	$909,503	$1,024,567	$114,922	$909,645
The changes in the carrying amount of intangible assets since January 1, 2014 were as follows:

In thousands
Total
Balance as of January 1, 2014	$720,035
Intangible assets acquired during the year	277,041
Impairments during the year	(9,863)
Amortization during the year	(32,692)
Changes due to foreign currency fluctuations	(44,876)
Balance as of December 31, 2014	909,645
Intangible assets acquired during the year	70,282
Impairments during the year	(2,414)
Amortization during the year	(26,957)
Changes due to foreign currency fluctuations	(41,053)
Balance at September 30, 2015	$909,503
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
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 23.2 years. We have covenants not-to-compete intangibles with useful lives from 3 to 14 years, with a weighted average remaining useful life of 5.3 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 16.4 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized.
During the quarters ended September 30, 2015 and 2014, the aggregate amortization expense was $9.2 million and $8.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the aggregate amortization expense was $27.0 million and $24.2 million, respectively.
The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2015	$35,839
2016	35,547
2017	35,422
2018	35,384
2019	35,363
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2015.
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
At September 30, 2015, the total environmental remediation liabilities recorded were $32.0 million, of which $2.8 million was classified as accrued liabilities and $29.2 million was classified as other liabilities.

NOTE 11 – DEBT
Long-term debt consisted of the following:

In thousands
	September 30, 2015	December 31, 2014
Obligations under capital leases	$8,390	$9,185
$1.2 billion senior credit facility weighted average rate 1.51%, due in 2019	176,387	459,975
$1.5 billion term loan facility, due in 2020	—	—
$100 million private placement notes 5.64%, due in 2015	—	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	—
$100 million private placement notes 2.79%, due in 2023	100,000	—
Promissory notes and deferred consideration weighted average rate of 3.74% and weighted average maturity of 3.5 years	271,568	279,590
Foreign bank debt weighted average rate 9.20% and weighted average maturity of 2.3 years	109,747	160,465
Total debt	1,516,092	1,659,215
Less: current portion of total debt	106,405	131,969
Long-term portion of total debt	$1,409,687	$1,527,246
Our $1.2 billion senior credit facility maturing in June 2019, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, our $125.0 million private placement notes maturing in December 2022, our $200.0 million private placement notes maturing July 2022, and our $100.0 million private placement notes maturing in July 2023 all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2015, we were in compliance with all of our financial debt covenants.
As of September 30, 2015 and December 31, 2014, we had $149.2 million and $162.9 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of September 30, 2015 and December 31, 2014 was $874.4 million and $577.1 million, respectively.
We repaid our $100.0 million private placement notes that matured in April 2015 by borrowing from our long-term senior credit facility.
On April 30, 2015, we entered into a note purchase agreement with several institutional purchasers pursuant to which we have issued and sold to the purchasers $200.0 million of our new seven-year 2.72% unsecured senior notes ("Series A") and $100.0 million of our new eight-year 2.79% unsecured senior notes ("Series B"). Closing of the issuance and sale of the notes occurred on July 31, 2015.
The Series A notes bear interest at the fixed rate of 2.72% per annum, and the Series B notes bear interest at the fixed rate of 2.79% per annum. Interest will be payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016. The principal of the Series A notes will be payable at the maturity of the notes on July 1, 2022, and the principal of the Series B notes will be payable at the maturity of the notes on July 1, 2023. The notes are unsecured obligations.

The Company entered into a Term Loan Credit Agreement dated as of August 21, 2015 (the “Term Loan Credit Agreement”) with Bank of America, N.A., as the Administrative Agent maturing on August 21, 2020. The Term Loan Credit Agreement provides for a term loan facility (“Term Loan Facility”) under which the Company may obtain loans up to an aggregate amount of $1.5 billion.
Borrowings under the Term Loan Facility may bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate. The Base Rate is for any day a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%. The Eurodollar Rate is a rate per annum determined for the applicable interest period by reference to the London interbank offered rate. The Applicable Rate for any Base Rate Loans is between 0 and 100 basis points per annum, and the Applicable Rate for any Eurodollar Rate Loan is between 100 and 200 basis points per annum, in each case depending on the consolidated leverage ratio for the Company and its subsidiaries as set forth in the most recent compliance certificate received by the administrative agent.
NOTE 12 – GEOGRAPHIC INFORMATION
Management has determined that we have two reportable segments: United States and International. Revenues are attributed to countries based on the location of customers. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.
We have retroactively reclassified immaterial amounts related to Puerto Rico from the United States segment to the International segment.
Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Regulated and compliance solutions revenues	$493,234	$452,106	$1,435,407	$1,246,381
Recall and returns solutions revenues	30,274	16,610	78,531	64,395
Total revenues	523,508	468,716	1,513,938	1,310,776
Net interest expense	11,110	11,538	32,254	33,804
Income before income taxes	78,200	108,575	261,005	326,215
Income taxes	27,924	34,243	96,395	114,902
Net income attributable to Stericycle, Inc.	$50,276	$74,332	$164,610	$211,313

Depreciation and amortization	$16,905	$16,822	$49,400	$45,354

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Regulated and compliance solutions revenues	$195,088	$199,161	$583,666	$567,878
Net interest expense	6,268	5,079	20,112	14,079
Income before income taxes	2,924	13,867	19,746	41,906
Income taxes	480	5,158	(5,070)	7,731
Net income	2,444	8,709	24,816	34,175
Less: net income attributable to noncontrolling interests	457	196	1,256	1,558
Net income attributable to Stericycle, Inc.	$1,987	$8,513	$23,560	$32,617

Depreciation and amortization	$10,585	$11,943	$33,033	$34,248

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
The following table below highlights $2.2 million and $16.5 million of pre-tax restructuring charges by reporting segment for the three- and nine-months ended September 30, 2015, respectively, which are reflected as part of SG&A on our Condensed Consolidated Statements of Income.

In thousands
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	United States	International	Total Charges to Income	United States	International	Total Charges to Income
Employee severance and related costs	$946	$759	$1,705	$3,348	$3,859	$7,207
Other costs	351	309	660	2,141	1,183	3,324
Non-cash items:
Fixed assets impairment	—	—	—	3,133	—	3,133
Intangible assets impairment	—	—	—	2,167	247	2,414
Other	—	(183)	(183)	—	445	445
Total pre-tax restructuring expenses	$1,297	$885	$2,182	$10,789	$5,734	$16,523

The following table summarizes restructuring activity during 2015 which is reflected in the Condensed Consolidated Balance Sheets as part of "Accrued liabilities":

In thousands
	Employee Severance and Related Costs	Other Costs	Total
Liability balance at January 1, 2015	$—	$—	$—
Charges to income	7,207	3,324	10,531
Payments	(5,589)	(1,544)	(7,133)
Other	(69)	—	(69)
Liability balance at September 30, 2015	$1,549	$1,780	$3,329
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
Qui Tam Action. As disclosed in our current report on Form 8-K filed on October 14, 2015, we entered into a settlement agreement on October 8, 2015 to resolve all claims made against us in the previously-disclosed qui tam (or “whistle blower”) action pending in the United States District Court for the Northern District of Illinois captioned United States of America ex rel. Jennifer D. Perez v. Stericycle, Inc., Case No. 1:08-cv-2390 (the “Qui Tam Action”). Originally filed under seal on April 28, 2008 by a former employee of ours (“Relator”) on behalf of the federal government, the Qui Tam Action was amended on June 28, 2010 to add the States of California, Delaware, Florida, Illinois, Indiana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Rhode Island, Tennessee, the Commonwealths of Massachusetts and Virginia, and the District of Columbia (except for New Hampshire and New York, the “Government Entities”). The Qui Tam Action was further amended on July 23, 2013 to allege certain claims on behalf of the Government Entities and to drop any claims on behalf of the State of New Hampshire. The State of New York pursued its own investigation under the New York False Claims Act resulting in our settlement announced by the New York Attorney General’s office on January 8, 2013. Brought under the federal False Claims Act and comparable state statutes, the Qui Tam Action alleged that, from January 1, 2003 to June 30, 2014, we improperly increased our service price to certain government customers without their consent or contractual authorization. We have denied all liability for the claims made in the Qui Tam Action but have agreed to settle to avoid the expense, burden and inherent risk and uncertainty of litigation.
Under the terms of the settlement agreement entered into with Relator (the “Settlement”), we paid (i) $26.75 million to a third-party administrator to be allocated among the Government Entities as determined by the Government Entities themselves without any involvement by us and (ii) $1.75 million in full satisfaction of any claims by Relator and Relator’s counsel for attorneys’ fees, expenses and costs. We did not admit in the Settlement to any of the allegations in the Qui Tam Action, and the Settlement cannot be used as an admission of wrongdoing or liability on our part. In addition, we are completely released from any and all claims brought by Relator and the Government Entities.

In view of the status of negotiations underlying the pending Settlement, we recorded a pre-tax accrual of $28.5 million in accrued liabilities on our consolidated balance sheet as of September 30, 2015 and a pre-tax charge of $28.5 million in selling, general and administrative expenses on our consolidated statement of income for the three months ended September 30, 2015. We made the payments described above on October 21, 2015 in accordance with the terms of the settlement agreement.
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
The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act which arose out of the Qui Tam Action described above.
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
We have not accrued any amounts in respect of these class action lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) the proceedings are at an early stage and (iii) in our judgment, there are no comparable proceedings against other defendants that might provide guidance in making estimates.
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
Under the terms of the settlement agreement entered into with the two class representatives, we agreed to make available a fund of $45.0 million (the “Settlement Fund”) to pay class members who submit a valid claim form within a 90-day period, to pay an incentive award to each of the class representatives, to pay attorneys’ fees and expenses to plaintiffs’ attorneys, and to pay fees and costs of a third-party settlement administrator (the “TCPA Settlement”). The plaintiffs’ attorneys sought attorneys’ fees of one-third of the Settlement Fund, plus out-of-pocket expenses, to be paid from the Settlement Fund. As part of the TCPA Settlement, we do not admit to any of the allegations in the TCPA Action and will be completely released from any claims related to faxes sent by us or on our behalf from March 25, 2010 through April 30, 2015.
In view of the TCPA Settlement, we recorded a pre-tax accrual of $45.0 million in accrued liabilities on our consolidated balance sheet and a pre-tax charge of $45.0 million in selling, general and administrative expenses on our consolidated statement of income during the second quarter of 2015. We made payments totaling approximately $15.2 million in respect of the incentive awards to each of the class representatives and the attorneys’ fees and expenses of plaintiffs’ attorneys during August 2015. Based on information provided by the third-party settlement administrator, we will pay a total of approximately $13.0 million in respect of valid claims submitted by class members within the claims period sometime during the fourth quarter of 2015. As a result, we will retain the balance of the Settlement Fund, or approximately $16.8 million, with no further obligation to make payments in respect of the TCPA Settlement. We have adjusted the accrual on our consolidated balance sheet as of September 30, 2015 and the charge on our consolidated statement of income for the three months ended September 30, 2015 accordingly.
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
From time to time, PSC Environmental may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. We believe that the fines or other penalties that PSC Environmental may pay in connection with any pending regulatory proceedings of this nature will not, individually or in the aggregate, be material to our financial statements.
NOTE 15 – SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q.
As disclosed in our current report on Form 8-K filed on October 7, 2015, we completed our acquisition (the “Acquisition”) of Shred-it International ULC, an Alberta unlimited liability corporation (“SII”), Shred-it JV LP, an Ontario limited partnership (“Shred-it JV”), Boost GP Corp., an Ontario corporation (“Boost GP”), and Boost Holdings LP, an Ontario limited partnership (together with SII, Shred-it JV and Boost GP, “Shred-it”), on October 1, 2015 pursuant to the terms of a Securities Purchase Agreement dated as of July 15, 2015 (as amended, the “Purchase Agreement”) with the equity holders of Shred-it. Under the Purchase Agreement, we and certain of our subsidiaries acquired Shred-it for an aggregate purchase price of $2.3 billion , plus the total enterprise value of franchises acquired by Shred-it after July 15, 2015 of $12.7 million . The allocation of the purchase prices to acquired assets and liabilities is incomplete, pending finalization of asset valuations and completion accounts.

As also disclosed in our current report on Form 8-K filed on October 7, 2015, we entered into a note purchase agreement with 25 institutional purchasers on October 1, 2015 pursuant to which we issued and sold to the purchasers $150.0 million of new six-year 2.89% unsecured senior notes and $150.0 million of new eight-year 3.18% unsecured senior notes (collectively, the “Notes”). The Notes bear interest on the unpaid principal thereof from October 1, 2015 at their respective stated rates of interest payable semiannually in arrears on the first (1st) day of April and October in each year and at maturity, commencing on April 1, 2016. The Notes are unsecured obligations. We used the proceeds from the sale of the Notes to fund a portion of the purchase price paid under the Acquisition.
On October 1, 2015, we borrowed $1.3 billion under the Term Loan Facility described in our current report on Form 8-K filed on August 27, 2015 to fund a portion of the purchase price paid under the Acquisition (see Note 11- Debt for more information).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are in the business of providing regulated and compliance solutions to healthcare and commercial businesses. This includes the collection and processing of specialized waste for disposal, and a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of more than 615,000 customers throughout the United States, Argentina, Brazil, Canada, Chile, Ireland, Japan, Mexico, the Netherlands, Portugal, Romania, Republic of Korea, Spain, and the United Kingdom.
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
Highlights of the three months ended September 30, 2015:

•	revenues were $718.6 million, up $50.7 million or 7.6% from $667.9 million in the third quarter last year;

•	third quarter gross profit as a percent of revenues was 41.7% for both the third quarter of 2015 and 2014;

•	operating income was $100.3 million, down $39.3 million or 28.2% from $139.5 million in the third quarter last year;

•	we incurred $61.9 million in pre-tax expenses related to acquisitions, integration expense related to acquisitions, restructuring and plant conversion expenses, and litigation expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2014
The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2015		2014
	$	%	$	%
Revenues	$718,596	100.0	$667,877	100.0
Cost of revenues	404,431	56.3	373,128	55.9
Depreciation - cost of revenues	14,003	1.9	15,235	2.3
Plant conversion expenses	487	0.1	845	0.1
Total cost of revenues	418,921	58.3	389,208	58.3
Gross profit	299,675	41.7	278,669	41.7
Selling, general and administrative expenses (exclusive of adjusting items shown below)	124,521	17.3	111,793	16.7
Acquisition expenses	33,674	4.7	3,472	0.5
Integration expenses	13,447	1.9	7,461	1.1
Restructuring and plant conversion expenses	2,234	0.3	1,535	0.2
Litigation expenses	12,056	1.7	1,342	0.2
Total SG&A expenses (exclusive of depreciation and amortization shown below)	185,932	25.9	125,603	18.8
Depreciation	4,248	0.6	5,033	0.8
Amortization	9,239	1.3	8,497	1.3
Income from operations	100,256	14.0	139,536	20.9
Net interest expense	17,378	2.4	16,617	2.5
Other expense, net	1,754	0.2	477	0.1
Income tax expense	28,404	4.0	39,401	5.9
Net income	52,720	7.3	83,041	12.4
Less: net income attributable to noncontrolling interests	457	0.1	196	0.0
Net income attributable to Stericycle, Inc.	52,263	7.3	82,845	12.4
Less: mandatory convertible preferred stock dividend	1,684	0.2	—	—
Net income attributable to Stericycle, Inc. common shareholders	$50,579	7.0	$82,845	12.4
Earnings per share- diluted	$0.59		$0.96
Revenues: Our revenues increased $50.7 million, or 7.6%, in the third quarter of 2015 to $718.6 million from $667.9 million in the same period in 2014.
Domestic revenues increased $54.8 million, or 11.7%, to $523.5 million from $468.7 million in the same period in 2014. Organic revenue growth for domestic small account customers increased by $18.3 million, or approximately 7%, driven by higher revenues from our Steri-Safe and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $6.6 million, or approximately 4%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for both small account customers and large account customers were negatively impacted by lower fuel surcharges as well as lower hazardous waste volume from our industrial customers. Organic revenues for recall and returns management services increased by $9.8 million in 2015. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $20.1 million to the increase in revenues in the third quarter of 2015.
International revenues decreased $4.1 million, or 2.0%, in the third quarter of 2015, to $195.1 million from $199.2 million in the same period in 2014. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2015 and 2014. Organic growth in the international segment contributed $15.7 million in revenues, or approximately 8%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2015 by $33.0 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions closed within the preceding twelve months contributed $13.2 million to the increase in revenues in the third quarter of 2015.
Cost of Revenues: Our cost of revenues increased $29.7 million, or 7.6%, in the third quarter of 2015 to $418.9 million from $389.2 million in the same period in 2014. As a percent of revenues our costs of revenues remained the same 58.3% during the third quarter of 2015 and during the same period in 2014. We incurred $0.5 million and $0.8 million in plant conversion expenses during the third quarters of 2015 and 2014, respectively.
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
Our domestic cost of revenues increased $30.5 million, or 12.1%, in the third quarter of 2015 to $282.8 million from $252.3 million in the same period in 2014 due to a proportional increase in revenues from acquisitions and internal growth. Domestic gross profit as a percent of revenues slightly decreased to 46.0% during the third quarter of 2015 from 46.1% in the same period in 2014. Improvements to gross margin in our organic business and from the continued integration of the prior year PCS Environmental acquisition were offset by higher operating costs related to the current and more stringent compliance requirements for medical waste incinerators under Title V. Additionally, less than anticipated revenues from our industrial customers which have a higher fixed cost structure further unfavorably impacted gross margins.
Our international cost of revenues decreased $0.8 million, or 0.6%, in the third quarter of 2015 to $136.1 million from $136.9 million in the same period in 2014 as a result of costs related to proportional decrease in revenues. International gross profit as a percent of revenues decreased to 30.3% during the third quarter of 2015 from 31.3% during the same period in 2014 due to a foreign exchange impact on a profitability mix and higher compensation costs in areas of high inflation.
Selling, General and Administrative Expenses exclusive of adjusting items, depreciation and amortization ("SG&A"): Our SG&A expenses increased $12.7 million, or 11.4%, in the third quarter of 2015 to $124.5 million from $111.8 million in the same period in 2014 to support our increase in revenues. As a percent of revenues, these costs increased to 17.3% in the third quarter of 2015 from 16.7% in the same period in 2014.
Domestically, third quarter SG&A expenses increased $11.5 million, or 15.1%, to $87.7 million from $76.2 million in the same period in 2014. As a percent of revenues, SG&A increased to 16.8% in the third quarter of 2015 from 16.3% in the same period in 2014 primarily related to higher professional fees and increased investments for growth.

Internationally, third quarter SG&A expenses increased $1.2 million, or 3.4%, to $36.8 million from $35.6 million in the same period in 2014. As a percent of revenues, SG&A increased to 18.9% in the third quarter of 2015 from 17.9% in the same period in 2014 primarily related to compensation expenses.
Income from Operations: Income from operations decreased $39.3 million, or 28.2%, in the third quarter of 2015 to $100.3 million from $139.5 million in same period in 2014. Comparison of income from operations between the third quarter of 2015 and the same period of 2014 was affected by acquisition, integration, and other expenses (collectively the "Adjusting Items").
During the quarter ended September 30, 2015, we recognized $12.1 million in litigation expenses (mostly from $28.5 million settlement of Qui Tam Action, offset by $17.0 million reduction of settlement accrual of the Junk Fax Lawsuit, see Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements), $33.7 million in acquisition expenses mostly related to our acquisition of Shred-it described in Note 15 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements, $13.4 million of expenses related to the integration of our acquisitions, $2.2 million in restructuring expenses described in Note 13 - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements, and $0.5 million in plant conversion expenses.
During the quarter ended September 30, 2014, we recognized $3.5 million in acquisition expenses, $7.5 million of expenses related to the integration of our acquisitions, $2.4 million in plant conversion expenses, and $1.3 million in litigation expenses.
Domestically, our income from operations decreased $29.9 million, or 24.9%, to $90.4 million in the third quarter of 2015 from $120.3 million in the same period in 2014.
Internationally, our income from operations decreased $9.3 million, or 48.4%, to $9.9 million in the third quarter of 2015 from $19.2 million in the same period in 2014.
Net Interest Expense: Net interest expense was at $17.4 million during the third quarter of 2015 and $16.6 million during the same period in 2014 due to new borrowings under the senior notes.
Income Tax Expense: Income tax expense decreased to $28.4 million in the third quarter of 2015 from $39.4 million in the same period in 2014. The reported tax rates for the quarters ended September 30, 2015 and 2014 were 35.0% and 32.2%, respectively. The increase in the current quarter tax rate is primarily related to the recognition of tax benefits in 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2014
Highlights of the nine months ended September 30, 2015:

•	revenues were $2.10 billion, up $219.0 million or 11.7% from $1.88 billion in the same period last year;

•	gross profit as a percent of revenues decreased to 42.2% from 43.1% in 2014;

•	operating income was $337.1 million, down $80.5 million or 19.3% from $417.6 million in the same period of last year;

•
we incurred $147.7 million in pre-tax expenses related to acquisitions, integration expense related to acquisitions, restructuring and plant conversion expenses, litigation expenses, and a favorable change in fair value of contingent consideration;

•	cash flow from operations was $293.3 million.
The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2015		2014
	$	%	$	%
Revenues	$2,097,604	100.0	$1,878,654	100.0
Cost of revenues	1,168,050	55.7	1,023,615	54.5
Depreciation - cost of revenues	42,723	2.0	43,063	2.3
Plant conversion expenses	1,001	0.0	2,534	0.1
Total cost of revenues	1,211,774	57.8	1,069,212	56.9
Gross profit	885,830	42.2	809,442	43.1
Selling, general and administrative expenses (exclusive of items shown below)	362,388	17.3	321,302	17.1
Acquisition expenses	39,956	1.9	10,672	0.6
Integration expenses	31,257	1.5	14,625	0.8
Change in fair value of contingent consideration	(640)	0.0	3,953	0.2
Restructuring and plant conversion expenses	17,080	0.8	1,535	0.1
Litigation expenses	59,006	2.8	3,243	0.2
Total SG&A expenses (exclusive of depreciation and amortization shown below)	509,047	24.3	355,330	18.9
Depreciation	12,753	0.6	12,325	0.7
Amortization	26,957	1.3	24,214	1.3
Income from operations	337,073	16.1	417,573	22.2
Net interest expense	52,366	2.5	47,883	2.5
Other expense, net	3,956	0.2	1,569	0.1
Income tax expense	91,325	4.4	122,633	6.5
Net income	189,426	9.0	245,488	13.1
Less: net income attributable to noncontrolling interests	1,256	0.1	1,558	0.1
Net income attributable to Stericycle, Inc.	188,170	9.0	243,930	13.0
Less: mandatory convertible preferred stock dividend	1,684	0.1	—	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$186,486	8.9	$243,930	13.0
Earnings per share- diluted	$2.16		$2.83

Revenues: Our revenues increased $219.0 million, or 11.7%, for the nine months ended September 30, 2015 to $2.10 billion from $1.88 billion in the same period in 2014.
Domestic revenues increased $203.2 million, or 15.5%, to $1.51 billion from $1.31 billion in the same period in 2014. Organic revenue growth for domestic small account customers increased by $53.8 million, or approximately 7.2%, driven by an increase in Steri-Safe revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $19.9 million, or approximately 4.3%, as we increased the total number of accounts and continue to expand our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for both small account customers and large account customers were negatively impacted by lower fuel surcharges as well as lower hazardous waste volume from our industrial customers. Organic revenues for recall and returns management services increased by $2.6 million in 2015 due. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed approximately $126.9 million to the increase in revenues in 2015.
International revenues increased $15.8 million, or 2.8%, in 2015, to $583.7 million from $567.9 million in the same period in 2014. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2015 and 2014. Organic growth in the international segment contributed $47.5 million in revenues, or approximately 8.5%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2015 by $83.3 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed approximately $51.6 million to the increase in revenues in 2015.
Cost of Revenues: Our cost of revenues increased $142.6 million, or 13.3%, for the nine months ended September 30, 2015 to $1.21 billion from $1.07 billion in the same period in 2014. As a percent of revenues our costs of revenues increased 0.9% which resulted in consolidated gross profit of 42.2% during the nine months ended September 30, 2015, as compared to 43.1% during the same period in 2014. We incurred $1.0 million and $2.5 million in plant conversion expenses during the nine months ended September 30, 2015 and 2014, respectively.
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
Our domestic cost of revenues increased $126.2 million, or 18.4%, in 2015 to $811.7 million from $685.5 million in the same period in 2014 due to a proportional increase in revenues from acquisitions and internal growth. Domestic gross profit as a percent of revenues decreased to 46.4% in 2015 from 47.7% in the same period in 2014 partially due to increased healthcare benefit expenses, and higher operating costs related to the current and more stringent compliance requirements for medical waste incinerators under Title V. Additionally, less than anticipated revenues from our industrial customers which have a higher fixed cost structure further unfavorably impacted gross margins.
Our international cost of revenues increased $16.4 million, or 4.3%, in the nine months ended September 30, 2015 to $400.1 million from $383.7 million in the same period in 2014 as a result of costs related to proportional increase in revenues from acquisitions and internal growth. International gross profit as a percent of revenues decreased to 31.5% in 2015 from 32.4% during the same period in 2014 due to a foreign exchange impact on a profitability mix and higher compensation costs in areas of high inflation.

SG&A Expenses exclusive of adjusting items, depreciation and amortization: Our SG&A expenses increased $41.1 million, or 12.8%, in the nine months ended September 30, 2015 to $362.4 million from $321.3 million in the same period in 2014 to support our increase in revenues. As a percent of revenues, these costs increased to 17.3% in 2015, as compared to 17.1% in the same period in 2014.
Domestically, 2015 SG&A expenses increased $30.9 million, or 14.1%, to $250.8 million from $219.9 million in the same period in 2014 primarily related to higher professional fees, increased healthcare benefit costs, and increased investments for growth. As a percent of revenues, SG&A decreased to 16.6% in 2015, as compared to 16.8% in the same period in 2014.
Internationally, 2015 SG&A expenses increased $10.2 million, or 10.1%, to $111.6 million from $101.4 million in the same period in 2014. As a percent of revenues, SG&A was at 19.1% in 2015, as compared to 17.9% in the same period in 2014 primarily related to compensation expenses in support of new business growth opportunities.
Income from Operations: Income from operations decreased $80.5 million, or 19.3%, for the nine months ended September 30, 2015 to $337.1 million from $417.6 million in same period in 2014. Comparison of income from operations between 2015 and the same period of 2014 was affected by Adjusting Items.
During the first quarter of 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset impairments, write-off of intangible assets, and recognition of lease expense for properties no longer used but for which we have a contractual obligation.
During the nine months ended September 30, 2015, we recognized $59.0 million in litigation settlement expense (mostly from $28.5 million settlement of Qui Tam Action and the $28.0 million settlement of the Junk Fax Lawsuit described in Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements, $40.0 million in acquisition expenses, $31.3 million of expenses related to the integration of our acquisitions, $16.5 million in restructuring expenses (see Note 13 - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements), $1.6 million in plant conversion expenses, partially offset by a $0.6 million favorable change in fair value of contingent consideration.
During the nine months ended September 30, 2014, we recognized $10.7 million in acquisition expenses, $14.6 million of expenses related to the integration of our acquisitions, $3.2 million in litigation settlement expense, $4.1 million in plant conversion expenses, and $4.0 million related to a change in fair value of contingent consideration.
Domestically, our income from operations decreased $64.6 million, or 17.9%, $296.5 million in 2015 from $361.1 million in the same period in 2014.
Internationally, our income from operations decreased $15.9 million, or 28.1%, $40.6 million in 2015 from $56.5 million in the same period in 2014.
Net Interest Expense: Net interest expense increased to $52.4 million during the nine months ended September 30, 2015 from $47.9 million during the same period in 2014. The increase in interest expense was due to new borrowings under senior notes and higher interest costs in Latin America.
Income Tax Expense: Income tax expense decreased to $91.3 million in the nine months ended September 30, 2015 from $122.6 million in the same period in 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 32.5% and 33.3%, respectively. The decrease in the current year tax rate, as compared to the corresponding period in the prior year and the statutory tax rate, is primarily related to a benefit from the recognition of tax deductible goodwill associated with entity mergers in Spain, Brazil, and Chile.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2015, our $1.2 billion senior credit facility maturing in June 2019, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, our $125.0 million private placement notes maturing in December 2022, our $200.0 million private placement notes maturing July 2022, and our $100.0 million private placement notes maturing in July 2023 all required us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility and the private placement notes. At September 30, 2015, we were in compliance with all of our financial debt covenants.
As of September 30, 2015, we had $176.4 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $96.4 million. We also had $149.2 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of September 30, 2015 was $874.4 million. At September 30, 2015, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.125% on our revolving credit facility

•	For borrowings less than one month, the higher of the following

◦	Federal funds rate plus 0.5%

◦	Euro currency rate plus 1.0% or the prime rate

•	For borrowings greater than one month: LIBOR plus 1.0%
The weighted average rate of interest on the unsecured revolving credit facility was 1.51% per annum, which includes the 0.125% facility fee at September 30, 2015.
Our $250.0 million term loan matured on July 1, 2015.
We repaid our $100.0 million private placement notes that matured in April 2015.
As of September 30, 2015, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of September 30, 2015, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As of September 30, 2015, we had outstanding $200.0 million of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable at the maturity of the notes, July 1, 2022 in the case of the seven-year notes and July 1, 2023 in the case of the eight-year notes.
As of September 30, 2015, we had $271.6 million in promissory notes issued in connection with acquisitions during 2008 through 2015, $109.7 million in foreign subsidiary bank debt outstanding, and $8.4 million in capital lease obligations.

Working Capital: At September 30, 2015, our working capital increased $666.8 million to $785.5 million, as compared to $118.7 million at December 31, 2014.
Current assets increased by $739.2 million, mainly driven by $636.2 million increase in short-term investments due to funds received from the issuance of mandatory convertible preferred stock which were invested in short-term money market funds until the funding of a portion of the Shred-it acquisition described in Note 15 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements. Accounts receivable increased by $59.0 million and days sales outstanding ("DSO") was calculated at 67 days at September 30, 2015 and 63 days at December 31, 2014. Deferred income taxes balance increased $22.8 million related to timing of deduction of our litigation settlements described in the Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements.
Current liabilities increased by $72.4 million, primarily related to the Qui Tam Action and Junk Fax Lawsuit accruals (see Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements), an increase in accounts payable, partially offset by a decrease in accrued income taxes related to the timing of the tax payments in the second quarter of 2015.
Net Cash Provided or Used: Net cash provided by operating activities decreased $51.7 million, or 15.0%, to $293.3 million during the nine months ended September 30, 2015, as compared to $345.0 million for the comparable period in 2014. Cash provided by operating activities as a ratio to net income was 155% and 141% for the nine months ended September 30, 2015 and 2014, respectively.
Net cash used in investing activities for the nine months ended September 30, 2015 was $805.6 million as compared to $397.1 million in the same period in 2014, a $408.5 million decrease, caused primarily by a $636.2 million increase in short-term investments described above in the working capital section. We used $231.7 million less in funds to acquire new businesses in 2015, as compared to the same period of 2014. Our capital expenditures, as a percent of revenues, were at 3.5% in both 2015 and 2014.
Net cash provided by financing activities was $523.5 million during the nine months ended September 30, 2015, as compared to $26.2 million of cash provided by financing activities in the same period in 2014. In September 2015, we completed a registered public offering of Series A Mandatory Convertible Preferred Stock for total gross proceeds of $770.0 million, or $746.9 million net of $23.1 million for underwriting discounts, commissions and expenses, see Note 7 - Equity in the Notes to the Condensed Consolidated Financial Statements. We used the net proceeds from this offering to fund a portion of the purchase price paid under our acquisition of Shred-it, see Note 15 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements. In 2015, we had $276.8 million net repayments on our senior credit facility, as compared to $175.0 million net borrowings in 2014 which we used to fund prior year acquisitions. We also repaid our $100.0 million private placement notes that matured in April 2015 and, in July 2015, we issued two unsecured senior notes issuance for total proceeds of $300.0 million.
We had share repurchases of $103.0 million in 2015, as compared to $157.0 million in 2014, a decrease of $54.0 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.2 million on a pre-tax basis.

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
The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.
Internal Control Over Financial Reporting
The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuers’ principal executive and principal financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

COLLECTION AND TREATMENT, AND INCREASES IN TRANSPORTATION AND OTHER OPERATING COSTS, AS WELL AS VARIOUS OTHER FACTORS.

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of September 30, 2015, we had purchased a cumulative total of $20,650,351 shares.
The following table provides information about our purchases of shares of our common stock during the nine months ended September 30, 2015:
Issuer Purchase of Equity Securities

Period	Total Number of Share (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	4,735,185
February 1 - February 28, 2015	—	—	—	4,735,185
March 1 - March 31, 2015	100,713	136.74	100,713	4,634,472
April 1 - April 30, 2015	322,800	135.09	322,800	4,311,672
May 1 - May 31, 2015	131,367	133.26	131,367	4,180,305
June 1 - June 30, 2015	120,640	134.93	120,640	4,059,665
July 1 – July 31, 2015	—	—	—	4,059,665
August 1 – August 31, 2015	68,729	133.37	68,729	3,990,936
September 1 – September 30, 2015	19,647	137.52	19,647	3,971,289
Total	763,896	$134.87	763,896	3,971,289

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 9, 2015

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)