Form 10-K
period 2015-12-31
STERICYCLE INC
filed 2016-03-15
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(847) 367-5910
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share	NASDAQ Global Select Market
Depositary Shares, each representing a 1/10th ownership interest in a share of 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015): $11,358,678,595.
On February 19, 2016, there were 84,647,029 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 25, 2016.

Stericycle, Inc.

PART I
Item 1. Business
Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
Overview
Services
Stericycle is a business-to-business services provider with a focus on regulated and compliance solutions for healthcare, retail, and commercial businesses. This includes the collection and processing of regulated and specialized waste for disposal and the collection of personal and confidential information for secure destruction, plus a variety of training, consulting, recall/return, communication, and compliance services. We operate integrated operations and customer service networks in the United States and 21 other countries. Our worldwide networks include a total of 253 processing facilities, 358 transfer sites, and 137 other service facilities. Our solutions for regulated or specialty waste streams include: medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, and secure information destruction of documents and e-media. Our compliance solutions include: training and consulting through our Steri-Safe® and Clinical Services programs, inbound/outbound communications, data reporting, and other regulatory compliance services. Our regulated recall and returns management solutions consist of communication, logistics, and data management services to support the recall, withdrawal, or return of expired or recalled products.
More specifically, our services and products include:
•Medical waste management services
•Reusable sharps disposal management services
•Pharmaceutical waste services
•Integrated Waste Stream Solutions ("IWSS") program
•Hazardous waste management services
•Sustainability and recycling services for expired or unused inventory
•Shred-it secure information destruction services
•Steri-Safe® and Clinical Services compliances programs
•Regulated recall and returns management services for expired or recalled products
•Communication services including afterhours answering, appointment scheduling, appointment reminders, secure messaging, and event registration
•Mailback solutions for regulated medical waste, universal wastes, pharmaceutical wastes, and other specialty wastes
Customers
Our broad offering of services appeals to a wide range of business customers. While healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.) make the largest portion of customers, we also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities, and other businesses. The majority of our customers are small businesses generating low volumes of regulated wastes or materials for disposal or destruction and having compliance needs consistent with a small staff or facility. However, we also provide services to large customers, which include hospitals, manufacturers, and laboratories.
In total, we serve more than 1,000,000 customers worldwide. No single customer accounts for more than 1.5% of our total revenues, and our top ten customers collectively account for approximately 8.0% of total revenues. We provide service to the majority of these customers through multi-year contracts. Although we have several standard forms of contract, terms vary depending upon the customer’s service requirements, the volume of regulated waste or material generated, or other factors including statutory and regulatory requirements.
Business Strategy
Focus on Regulated Business-to-Business Operations
We have a focus on business-to-business services in areas of operations that are highly regulated. By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health, and safeguard the environment. Governmental legislation and regulation increasingly requires the proper handling and disposal of items such as medical waste, hazardous waste, pharmaceutical waste, and personal and confidential information. Regulated waste can be defined as any material with government-imposed guidelines for handling the material for transportation or disposal. Medical waste, such as needles, syringes, gloves, cultures and stocks of infectious agents, blood and blood products, can potentially cause an infectious disease. Hazardous waste is designated and governed by federal and local environmental protection agencies but generally includes waste that is considered dangerous or potentially harmful to our health or the environment. Hazardous wastes can be liquids, solids, gases, or sludges. Pharmaceutical waste may be hazardous or nonhazardous and consists of expired, recalled, or otherwise unused pharmaceuticals. Personal and confidential information includes documents and e-media containing protected healthcare information, financial information, or other confidential information. Additionally, the regulatory environment related to promoting overall health and protecting consumers from unsafe products continues to increase, especially in the United States.
Focus on the Small Customer with Recurring Service Need
Our business strategy recognizes that smaller businesses have an even greater need for support with compliance matters since they tend to lack the specialization of staff resources that is found among larger businesses. With a small business, regulatory and compliance matters are often managed by a business owner, office manager, or facility supervisor who manage multiple functions for the organization and often lack the time and resources to properly investigate and comply with a wide range of regulations that may impact their operation. In response to this unmet need of small businesses, we developed comprehensive, no-hassle compliance programs which feature scheduled service at low, flat monthly fees. This business fundamental has guided us as we have expanded into additional service offerings including hazardous or pharmaceutical waste management, communication services, and secure information destruction.
Organic Growth
As a leading provider in regulated and compliance solutions, we continue to focus on enhancing our service offerings and platforms to exceed customer expectations. We have developed a strong and loyal customer base, with a revenue retention rate exceeding 90%, and have been able to leverage these customer relationships to provide additional services. Allocation of our sales resources has and will continue to focus on driving incremental organic growth from cross selling and upselling various services in our portfolio.

Growth through Acquisition
The various regulated waste and compliance services that we provide tend to be in highly fragmented industries. We have proved that acquisitions are a rapid and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as well as an opportunity to introduce our additional services to the acquired customers. In our early history, acquisitions were a key strategy to building our customer base and route density in the United States. Beginning in 1998, we were able to expand internationally through acquisition and now operate in 21 different markets outside the U.S. Over our history, Stericycle has completed 435 acquisitions, with 230 in the United States and 205 internationally. During 2015, we completed 43 acquisitions. In addition to the Shred-it acquisition, which increased our international footprint by adding 8 countries we were not currently operating in, our acquisitions consisted of 19 domestic businesses and 24 international businesses.
The acquisition of Shred-it International ULC, the largest acquisition in Stericycle’s history, was completed on October 1, 2015. The acquisition expands our portfolio of services by adding secure information destruction, a highly complementary service to our regulated waste and compliance services. Shred-it adds substantially to Stericycle’s operational infrastructure bringing approximately 2,400 trucks and 5,400 team members based out of more than 200 facilities in 13 countries, including the United States. The acquisition provides operational synergies stemming from our core competencies in route logistics and lean management systems and a focus on small and loyal customers providing opportunities for growth from the cross sale of additional services.
We expect to continue our acquisition strategy in North America and internationally, remaining focused on small, highly accretive, tuck in acquisitions that broaden our various service capabilities while creating value for our shareholders.
Market Size and Growth Potential
We provide a wide range of services across multiple market segments and industries. We believe that in 2016, the size of the global market for the services we provide, in the geographies we currently operate in, is approximately $33 billion. Industry growth is driven by a number of factors. These factors include:
•Aging of Population: The average age of the population in the countries where we operate is rising. As people age, they typically require more medical attention and a wider variety of tests, procedures and medications, leading to an increase in the quantity of regulated medical waste, hazardous waste, and pharmaceutical waste, as well as an increase in confidential healthcare records requiring secure destruction.
•Pressure to Reduce Healthcare Costs: The healthcare industry is under pressure to reduce costs. We believe that our services can help healthcare providers to reduce their handling and compliance costs and to reduce their potential liability for employee exposure to bloodborne pathogens and other infectious agents. In addition, hospital institutions and smaller healthcare practices continue to outsource compliance, communication, and secure information destruction services which we can provide.
•Enforcement of Regulations: Enforcement of regulations relating to the management of regulated waste and protected information is increasing. Penalties for violations can be costly as well as high profile thereby impacting a business’ overall reputation. Greater enforcement combined with higher penalties results in more compliance by waste generators and a corresponding increase in potential customers.

•Safety and Security Regulation: We believe that many businesses that are not currently using third party regulated waste management or secure information destruction services are unaware either of the need for proper training of employees or of the regulatory requirements regarding the handling of such materials. Similarly, the proper handling of expired or recalled products requires an expertise that many businesses lack or find inefficient to provide.
•Increased Business Focus on Sustainability: Businesses large and small continue to realize that focus on sustainability is now a business essential in order to operate efficiently and meet the increasing demands of customers for environmental responsibility. Such pressures are driving proper disposal of pharmaceuticals, recycling efforts, creative disposal efforts for unused inventory, shred-all policies for paper, and other initiates supported by our services.
•Shift to Off-Site Healthcare Treatment: We believe that patient care in the U.S. is continuing to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives, with a resulting increase in the number of healthcare providers generating regulated medical waste, pharmaceutical waste, and protected health information requiring secure destruction.
•Regulation of Privacy and Information Security and Concerns over Data Breaches: Continued development and growth of the secure information destruction industry have been driven, in part, by compliance with government regulations in respect of privacy and information security. These regulations take different forms, with some requiring organizations to establish reasonable measures to protect against loss, theft and unauthorized access, use and disclosure, and others imposing data retention requirements that require businesses to destroy or render anonymous personal information when no longer required for a legal or legitimate business purpose. Secure information destruction services are increasingly a standard measure that organizations take to meet their legal safeguarding and retention requirements.
•International Market Development: The development of regulated medical waste regulations, hazardous waste regulations, and secure information destruction regulations in certain international markets are at an early stage of development relative to North American and certain European Markets. As emerging markets continue to advance their healthcare practices, environmental controls, and their data privacy regulations, we expect to see further demand for our services on a global scale.
Competitive Strengths
We believe that we benefit from the following competitive strengths, among others:
•Broad Range of Services: We offer our customers a broad range of services. We work with businesses across a number of industries such as healthcare, manufacturing, and retail to safely and efficiently dispose of regulated materials, ensure regulatory compliance, improve employee and customer safety, protect their brands, improve communications with patients, and manage corporate and personal risk.
•Strong Service Relationships with Customers: We offer our customers necessary services which require access to our customers’ facilities and operating information. This relationship, supported by a history of service, provides us with access to decision makers to offer additional opportunities.
•Long-term Contracts: The majority of services we provide involve long-term contracts.
•Established Network of Processing and Transportation Locations in Each Country: We believe that our infrastructure network results in a very efficient operation. The network also provides redundancy so that we can quickly redirect services or operations to another location should such needs exist due to severe weather, power outages, or other such situations.
•Industry Leadership and Expertise: We maintain a global leadership position across our various services lines, including regulated medical waste, retail and healthcare hazardous waste, secure information destruction, and product recalls and returns. We believe that we maintain the most experienced teams, the deepest understanding of regulatory climate, and the thought leadership that drives progress in each of these industries.
•Experienced Senior Management Team: We have experienced leadership. Our seven most senior executives collectively have over 155 years of management experience in the health care and waste management industries.
•Ability to Integrate Acquisitions: Since 1993 we have completed 435 acquisitions in the United States and internationally and have demonstrated a consistent ability to integrate our acquisitions into our operations successfully.
•Volume-based Leverage for Disposal, Treatment or Recycling: As the leading service provider for regulated medical waste, hazardous waste, and secure information destruction, we can leverage large volumes of wastes, recyclables, and paper to obtain better pricing on final treatment, disposal and/or recycling.
•Secure Management of Information for Destruction: With the acquisition of Shred-it, Stericycle is now the global leader in secure information destruction. Our process for managing information for destruction meet or exceed the NAID AAA Certification and support our customers’ requirements in complying with GLBA, FACTA, and HIPAA in the U.S. and other data security regulations abroad.
Regulated Waste and Secure Information Destruction Operations
Collection and Transportation
Logistics is a key element of our business, especially in regard to managing regulated waste and secure information destruction. Efficiency of collection and transportation is a critical element of our operations because it represents the largest component of our operating costs.
For medical waste, hazardous waste, pharmaceutical waste, or secure information for destruction, the collection process begins at the customer location with segregation. To assure regulatory compliance, we will not accept regulated waste from customers unless it complies with our waste acceptance protocols and is properly stored or packaged in containers that we have either supplied or approved.
Our fleet of transportation vehicles then collects containers at the customer location. The majority of collected waste is then transported directly to one of our processing facilities or to one of our transfer stations for further transport to a processing facility. Our use of transfer stations in a "hub and spoke" configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve thereby increasing utilization of the facility by increasing the volume of waste that it processes.
Processing and Disposal of Regulated Medical Waste
Stericycle was founded on the belief that there was a need for safe, secure and environmentally responsible management of regulated medical waste. From our beginning, we have encouraged the use of non-incineration treatment technologies. While we recognize that some state regulations currently mandate that some types of regulated waste must be incinerated, we also know from years of experience working with our customers that there are ways to reduce the amount of regulated waste that is ultimately incinerated. The most effective strategy that we have seen involves comprehensive education of our customers in waste minimization and segregation.
Upon arrival at a processing facility, containers or boxes of regulated waste undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include redirecting the waste, returning the waste to the customer, and/or notifying the appropriate regulatory authorities. From there, regulated medical waste is processed using one of several treatments or processing technologies, predominantly at one of our wholly-owned facilities.
•Autoclaving: Autoclaving treats regulated waste with steam at high temperature and pressure to kill pathogens.
•Incineration: Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste or residues from chemotherapy procedures and non-hazardous pharmaceutical waste. Air emissions from incinerators can contain certain byproducts that are subject to federal, state, and in some cases, local regulation. In some circumstances, the ash byproduct of incineration may be regulated.
Upon completion of the particular process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties.
Processing and Disposal of Hazardous Wastes
Our technicians receive hazardous wastes either as expired goods requiring deconstruction or as defined hazardous wastes. Expired goods are deconstructed to recover metals and plastics for recycling thereby minimizing the total volume of waste disposed of as hazardous waste. Materials that are predefined as hazardous upon collection are bulked together or consolidated at treatment storage and disposal facilities for more efficient transport to final disposal or processing. Whenever possible, we seek sustainability solutions for managing materials including alternative uses, recovery processes, recycling options, fuel blending, or energy recovery. When sustainability options do not exist, these wastes are sent to third parties for incineration, landfill and water treatment.
Destruction and Recycling of Secure Information
If not sorted on site in a proprietary Shred-it information destruction truck, documents are sent to a shredding facility for secure destruction. Documents are cross-cut shredded and then baled to be sold as office paper (SOP) for recycling.
Communication Solutions and Expert Solutions Business Overview
Stericycle’s Communication Solutions provide a broad range of services to help our customers keep in touch with their patients and clients. These services include daytime and after hours answering, live voice scheduling, online self-scheduling, automated notifications, appointment follow-up, and on-hold messaging services. On a daily basis, we execute more than 350,000 automated communications and our agents conduct more than 100,000 live conversations on behalf of our customers. Providing these solutions requires sophisticated information management systems to redirect calls, store and quickly retrieve live voice protocols, or send automated communications as well as provide easily accessible reporting and activity details to our customers. To that end, we have developed a proprietary communications platform which manages call flows, messaging, and data tracking. This system is being launched during 2016 to connect our multiple call center locations onto one master information management system.

Beyond the information management system infrastructure, call center staffing and education levels are critical to business success. We leverage sophisticated workflow analysis and staffing tools to ensure redundancies are in place in order to handle call volumes quickly and consistently across our multiple call centers during peak volumes. Maintaining consistent and quality responses to our customers’ clients requires an educated staff of call center experts. We rely on a multi-level certification program that ensures our experts are appropriately suited to manage the dispatch methodology required for the specific call type. Training, retraining, and quality monitoring systems are critical to meeting the communication needs of our customers.
Stericycle Expert Solutions acts as a business partner to automotive, food/beverage, medical device, pharmaceutical, and consumer goods manufacturers as well as retailers to guide them through a critical recall, retrieval, return, or audit processes. Our comprehensive suite of highly focused services provides global and local expertise before, during, and after a recall threat. Our services include:
•Preparation and consulting
•Notification services
•Customer response
•Product retrievals
•Product processing, remedy and response
•Compliance and regulatory reporting
Stericycle entered the recall and returns business in 2006 as a service expansion that leveraged our expertise in communication, logistics, regulatory management and data tracking. Since that time, we’ve become an industry leader in outsourced recall management. Our expertise stemming from handling more than 4,000 recalls has established Stericycle as a foremost thought leader on recalls handling. This expertise includes a deep understanding of the regulatory climate surrounding consumer and healthcare products, including those established by the Food and Drug Administration, the Consumer Product Safety Commission, the National Highway Traffic Safety Administration, and others.
Competition
The industries and markets in which we operate are highly competitive, and barriers to entry are low. Our competitors consist of many different types of service providers, including national, regional and local companies. In the regulated waste and secure information destruction industries, another major source of competition is on-site treatment. For regulated medical waste, some large-quantity generators, particularly hospitals may choose an onsite autoclave or other treatment process. For secure information destruction, many businesses may choose to use small, on-site shredders for their documents. Similarly, customers could handle recalls or communication solutions internally.
In addition, we face potential competition from businesses that are attempting to commercialize a wide range of technologies that directly or indirectly reduce the need for regulated medical waste, hazardous waste or secure information destruction services.
Governmental Regulation
The regulated medical waste, hazardous waste, and secure information destruction industries are subject to numerous regulations. In many countries there are multiple regulatory agencies at the local and national level that affect our services. This statutory and regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. We maintain numerous governmental permits, registrations, and licenses to conduct our business in the jurisdictions in which we operate. Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction. These permits grant us the authority, among other things:
•to construct and operate collection, transfer and processing facilities;
•to transport regulated waste within and between relevant jurisdictions; and
•to handle particular regulated substances.
Our permits must be periodically renewed and are subject to modification or revocation by the issuing authority. Periodic renewals are subject to public participation and can lead to additional regulatory oversight. We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste. In addition, we are subject to extensive regulations to ensure public and employee health and safety.
U.S. Federal and Foreign Regulation
We are subject to substantial regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste and secure information destruction operations. The specific statutory and regulatory requirements we must comply with vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection, employee health and welfare, transportation, the use of the mail, and proper handling and management of regulated waste streams, controlled substances and personal and confidential information.
Environmental Protection
Our business is subject to extensive and evolving environmental regulations in all of the geographies in which we operate. Generally, the environmental laws we are subject to regulate the handling, transporting, and disposing of hazardous and non-hazardous waste, the release or threatened release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater and other surface waters, and the emission of pollutants into the air. The principal environmental laws that govern our operations in the U.S. are state environmental regulatory agencies as they provide the specific legislative and or regulatory frameworks which require the management and treatment of regulated medical waste. Additionally, the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Clean Air Act of 1970 are the federal regulations that affect management of certain aspects of regulated medical waste and all RCRA hazardous wastes. CERCLA and state laws similar to it may impose strict, joint and severe liabilities on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. The ten incinerators at seven facilities we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states permitting authorities pursuant to regulations promulgated under the Clean Air Act as well as state and/or municipal waste permit requirements.
Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, Integrated Pollution Prevention and

Control Directive, and Waste Incineration Directive in the European Union ("EU"), the Waste Management Act in Ireland, Ley 154 (Residuos Patogenicos) in Argentina, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil, and the Canadian Environmental Protection Act and related regulations in Canada.
Employee Health and Welfare
We are also subject to numerous regulations promulgated to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary federal laws relating to employee health and welfare applicable to our business in the U.S. is the Occupational Safety and Health Act of 1970 ("OSHA"), which establishes specific employer responsibilities including engineering controls, administrative controls, training, policies and programs complying with the regulations and ultimately recordkeeping and reporting, all in an effort to ensure a safe workplace. Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to bloodborne pathogens, hazard communication, personal protective equipment, etc.
Employee health and welfare laws governing our business in foreign jurisdictions include examples such as the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related regulations in Canada.
Transportation
Various laws regulating the transportation of waste and other potentially hazardous materials also apply to the services we provide. In the U.S., the Department of Transportation ("DOT") has promulgated regulations which deal with two different aspects of transportation: hazardous materials transport and safety in transportation. First, the Pipeline Hazardous Materials Safety Administration ("PHMSA") requires specific packaging and labeling of regulated hazardous materials and wastes to ensure public safety. For regulated medical waste PHMSA incorporates the OSHA bloodborne pathogens standard and requires containers that meet certain specifications including but not limited to: proper markings (biohazard symbol, UN-ID, etc.), sufficient strength and rigidity, leak-proof and puncture resistance. Other hazardous materials such as expired pharmaceuticals, waste chemicals, damaged retail products which are hazardous wastes are also subject to DOT PHMSA regulations. We identify pharmaceutical products by their National Drug Code number and classify them according to the Environmental Protection Agency ("EPA") classification criteria and identify the proper handling, transportation and disposal requirements. Second, the Federal Motor Carrier Safety Administration ("FMCSA") regulates safety of drivers and vehicles which requires us to ensure driver and vehicle fitness through training, medical surveillance and inspection. These federal requirements plus additional state requirements are closely monitored internally and due to our fleet size we are regularly subject to road side inspections. These inspections have a cumulative effect on our compliance history and require us to remain in good standing so as not to jeopardize our permits.
Examples of transportation laws we must comply with internationally include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada.
Document Management
Numerous laws and regulations require proper protection of confidential customer information by business parties that have access to such information. In the U.S., the most commonly cited regulations include FACTA Final Disposal Rule, the FACTA Red Flag Rule, the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules, and the Gramm-Leach-Bliley Act.
For the transportation of secure information for destruction, we are regulated by the U.S. Department of Transportation as a commercial motor carrier. The processes for the destruction of secure information destruction processes are not regulated by any government agency. However, the National Association for Information Destruction ("NAID") maintains a certification to ensure that destruction processes support the needs of organizations to meet laws and regulations relating to the protection of confidential information. We currently hold the NAID AAA Certification. Further, Payment Card Industry ("PCI") Security Standards Council has developed Data Security Standards which are imposed upon merchants utilizing credit cards and require destruction of documents and media in accordance with their standards.
Use of the Mail
United States Postal Service ("USPS") has its own set of specific regulations defined in Publication 52 which governs the use of the postal system for mailing of hazardous, restricted and perishable materials. More specifically, mailback management offerings for sharps, medical waste, and pharmaceutical wastes, require us to obtain and maintain authorization permits from the USPS. We have obtained permits from the USPS to conduct our "mail-back" programs which provide a convenient service for customers who need such a service with approved containers for "sharps" (needles, knives, broken glass and the like) or other regulated wastes to be sent directly to a treatment facility.
Controlled Substances
In the U.S. our service offerings for the recall, return and destruction of controlled substance pharmaceuticals are subject to laws and regulations under the Drug Enforcement Administration ("DEA"). These regulations apply to both the closed loop management of controlled substances from other DEA registrants as well as the return of unused controlled substances from consumers. These regulations require facilities to obtain a registration from the DEA and meet certain criteria in order to collect, process, and dispose of controlled substances. The DEA has very strict requirements for the management of employees, the type of security within facilities, recordkeeping, and the reporting of all controlled substances managed at the facility. Much like permitting, the registration must be updated regularly and subjects us to inspection and enforcement by DEA agents.
U.S. and Foreign Local Regulation
We conduct business in all 50 states and Puerto Rico. Because the federal EPA did not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed medical waste regulations under solid waste regulations. Hazardous waste in the U.S. is regulated under the Resource Recovery and Conservation Act. In addition, certain states may have their own regulations for handling, treatment and storage of hazardous wastes. Regulated Garbage (sometimes referred to as APHIS waste) is another area of regulatory requirements we are subject to pursuant to regulations promulgated by the United States Department of Agriculture ("USDA") and Customers and Border Patrol. The USDA typically inspects our facilities receiving such APHIS waste on a quarterly basis.

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
Patents and Proprietary Rights
With the acquisition of Shred-it, we hold patents in the U.S. for a two-staged shredder with patents pending in Canada and Europe. We also hold patents in the U.S., Canada, and Europe for Securshield, propriety locks for shredding containers.
We own federal registrations for a number of trademarks/servicemarks including Stericycle®, Steri-Safe®, Stericycle ExpertRECALL®, Sustainable Solutions®, Bio Systems®, Shred-it®, Securit®, Community Shred-it®, Making Sure it’s Secure®, and our company logo service mark consisting of a nine-circle design. We also hold international registrations for Stericycle, the nine-circle design used in our logo, and the Shred-it name and design.
Potential Liability and Insurance
The regulated waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:
•cleanup costs;
•personal injury;
•damage to the environment;
•employee matters;
•property damage; or
•alleged negligence or professional errors or omissions in the planning or performance of work.
We could also be subject to fines or penalties in connection with violations of regulatory requirements.
We carry $75 million in general liability insurance (including umbrella coverage), and under separate policies, $25 million in aggregate of pollution legal liability insurance and contractor’s operations and professional services environmental insurance ($10 million per incident and $15 million excess per incident under each respective policy). We carry comprehensive policies that include: privacy liability, security liability, event management, cyber-liability and miscellaneous professional services errors and omissions coverages with the total of $15 million in coverage ($5 million primary with $10 million excess). We consider this insurance sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations.

Executive Officers of the Registrant
The following table contains certain information regarding our seven current executive officers:

Name	Position	Age
Mark C. Miller	Executive Chairman	60
Charles A. Alutto	President and Chief Executive Officer	50
Brent Arnold	Executive Vice President and Chief Operating Officer	47
Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer	47
Michael J. Collins	Executive Vice President and President, Recall and Returns Management Services	59
John P. Schetz	Executive Vice President and General Counsel	39
Brenda Frank	Executive Vice President and Chief People Officer	46
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
Michael Collins joined Stericycle as President, Recall and Returns Management Services in June 2006. Prior to joining Stericycle, he was Medical Products Group of Abbott Laboratories. He joined Abbott in 1982 as a sales representative and later served in various management positions, including Divisional Vice President, U.S. Sales; Divisional Vice President, U.S. Marketing, Divisional Vice President and General Manager, MediSense and Corporate Vice President Abbott Diagnostics Divisions. Mr. Collins was a commissioned officer for the U.S. Marine Corps. He holds a B.S degree from the University of New Haven and a M.B.A. degree from National University, San Diego.
John Schetz has served as Executive Vice President and General Counsel since April 2015. Mr. Schetz previously served as Vice President and Senior Counsel from January 2013. He joined us in June 2009 as Senior Counsel, Mergers and Acquisitions. Prior to joining Stericycle, Mr. Schetz was a partner at McDermott Will & Emery LLP in Chicago. Mr. Schetz received a B.A. degree from the University of Michigan and a J.D. degree from the University of Michigan Law School.
Brenda Frank has served as Executive Vice President and Chief People Officer since January 2016. Brenda joined Stericycle with our acquisition of Shred-it in October 2015 where she spent six years as General Counsel and Executive Vice President of Human Resources and Franchise Relations. Brenda has spent the last 20 years focusing on people, labor and employment, holding senior human resources and legal roles at global services companies such as ITOCHU INTERNATIONAL and Pitney Bowes. Brenda started her career as a labor and employment attorney and litigator at Wilson Sonsini Goodrich & Rosati and Proskauer Rose. Brenda received her B.S. in Accounting from S.U.N.Y Albany and her J.D. from New York University Law School.
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
Item 1A. Risk Factors
We are subject to extensive governmental regulation, which is frequently difficult, expensive and time-consuming to comply.
The regulated waste management and secure information destruction industries are subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste and the proper handling and protection of personal and confidential information. Our business requires us to obtain many permits, authorizations, approvals, certificates, and other types of governmental permission from and to comply with various regulations in every jurisdiction in which we operate. Federal, state and local regulations change often, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate our business. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.
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
We believe that strict enforcement of laws and regulations relating to regulated waste collection and treatment and the proper handling and protection of personal and confidential information by governmental authorities can have a positive effect on our business. These laws and regulations increase the demand for our services. Relaxation of enforcement or other changes in governmental regulation of regulated waste and personal and confidential information could increase the number of competitors we face or reduce the need for our services.
The amount of our indebtedness could adversely affect our business.
As of December 31, 2015, we had a total of $3.2 billion of outstanding indebtedness, including long-term debt and short-term debt. We also have the ability to incur a substantial amount of additional indebtedness, including up to an additional $685.8 million under our revolving credit facility.
Our annual cash obligations to service our indebtedness are approximately $375 million. In addition, the aggregate amount of dividends payable on our depositary shares is approximately $40.4 million on an annual basis. If we are unable to generate sufficient cash to repay or to refinance our debt as it comes due or to pay dividends on our depositary shares, this would have a material adverse effect on our business and the market price of our common stock and depositary shares. Our leverage could have adverse consequences on our business, including the following:
•we may be required to dedicate a substantial portion of our available cash to payments of principal of and interest on our indebtedness;
•our ability to access credit markets on terms we deem acceptable may be impaired; and
•our leverage may limit our flexibility to adjust to changing market conditions.
Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends on our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, upon:
•future operating performance;
•general economic conditions;
•competition; and
•legislative and regulatory factors affecting our operations and business.
Some of these factors are beyond our control. There is no assurance that our business will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have an adverse effect on our financial condition.
Restrictions in our private placement notes, the Term Loan Credit Facility and the Revolving Credit Facility could adversely affect our business, financial condition, results of operations, ability to make distributions and value of our securities.
The terms of our private placement notes require that we comply with certain covenants and will include events of default and other terms similar to those in certain of our existing private placement notes. Each of the Term Loan Credit Facility and Revolving Credit Facility also contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements. Each facility contains a financial covenant requiring maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 as of the end of any quarter and a financial covenant requiring maintenance of a maximum consolidated leverage ratio of between 3.75 and 4.35 to 1.00, depending on factors determined in accordance with the terms of the applicable facility. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
Our ability to comply with the covenants and restrictions contained in the private placement notes, the Term Loan Credit Facility and the Revolving Credit Facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate its commitments, cease making further loans, require cash collateralization of letters of credit, cause its loans to become due and payable in full and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.
We will incur significant acquisition-related integration costs in connection with the Shred-it acquisition.
We have developed and are in the process of executing a plan to integrate the operations of Shred-it to achieve anticipates synergies of between $20 million to $30 million in connection with the acquisition by fiscal year 2018. We also expect to incur costs to implement such cost savings measures. We anticipate that we will incur certain non-recurring charges in connection with this integration, including costs and charges associated with integrating operations, processes and systems. We cannot identify the timing, nature and amount of all such charges. The significant acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Although we believe that the elimination of duplicative costs such as selling, general and administrative expenses, as well as the realization of other efficiencies related to the integration of the businesses such as the optimization of logistics, truck and plant utilization, cross-utilization of fleet, improvements in route density and facility optimization, will offset incremental acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We expect it will take approximately two years from the closing of the Shred-it acquisition to implement the cost savings measures to achieve our anticipated annual cost savings from synergies. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.
We may not realize the synergies and growth opportunities that are anticipated from the Shred-it acquisition or other acquisitions.
The benefits we expect to achieve as a result of the Shred-it acquisition or other acquisitions that we complete will depend, in part, on our ability to realize targeted synergies and anticipated growth opportunities. Our success in realizing these synergies and growth opportunities, and the timing of this realization, depends on the successful integration of other business and operations with our pre-existing business and operations. Even if we are able to integrate these businesses and operations successfully, this integration may not result in the realization of the full benefits of the synergies and growth opportunities we currently expect within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Shred-it acquisition or other acquisitions may be offset by unexpected costs incurred or delays in integrating the companies, which could cause our financial estimates to be inaccurate.
If we are unable to acquire regulated waste, secure information destruction and other businesses, our revenue and profit growth may be slowed.
Historically, our growth strategy has been based in part on our ability to acquire and integrate other businesses. We do not know whether in the future we will be able to:
•identify suitable businesses to buy;
•complete the purchase of those businesses on terms acceptable to us; and
•avoid or overcome any concerns expressed by regulators.
We compete with other potential buyers for the acquisition of regulated waste and secure information destruction companies and other businesses. This competition may result in fewer opportunities to purchase companies that are for sale. It may also result in higher purchase prices for the businesses that we want to purchase.
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
We may become subject to inquiries and investigations by federal or state antitrust regulators from time to time in the course of completing acquisitions of other regulated waste and secure information destruction businesses. In order to obtain regulatory clearance for a particular acquisition, we could be required to modify certain operating practices of the acquired business or to divest ourselves of one or more assets of the acquired business. Changes in the terms of our acquisitions required by regulators or agreed to by us in order to settle regulatory investigations could impede our acquisition strategy or reduce the anticipated synergies or profitability of our acquisitions. The likelihood and outcome of inquiries and investigations from federal or state regulators in the course of completing acquisitions cannot be predicted.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down our profits and slow our growth.
The industries in which we participate are very competitive because of low barriers to entry, among other reasons. This competition has required us in the past to reduce our prices, especially to large account customers, and may require us to reduce our prices in the future. Substantial price reductions could significantly reduce our earnings.
We face direct competition from a large number of small, local competitors. Because it requires very little financial investment or technical know-how to compete in the collection and transportation of regulated wastes or the secure destruction of personal and confidential information, there are many regional and local companies in these industries. We face competition from these businesses, and competition from them is likely to exist in new locations to which we may expand in the future. In addition, large national companies with substantial resources operate in the markets we serve. For example, in the United States, Waste Management, Inc., and Clean Harbors, and Iron Mountain all offer competing services.
Our competitors could take actions that would hurt our growth strategy, including the support of regulations that could delay or prevent us from obtaining or keeping permits. They might also give financial support to citizens’ groups that oppose our plans to locate a processing or transfer facility at a particular location.
Risks from our international operations could impair our ability to expand in certain international markets and adversely affect our business, financial condition and results of operations.
We plan to continue to grow both domestically and internationally. We have established operations in the United States and 21 other countries. Foreign operations carry special risks including:
•exchange rate fluctuations;
•government controls;
•import and export license requirements;
•political or economic instability;
•trade restrictions;
•changes in tariffs and taxes;
•permitting and regulatory standards;
•differences in local laws, regulations, practices, and business customs;
•restrictions on repatriating foreign profits back to the United States or movement of funds to other countries;
•difficulties in staffing and managing international operations; and
•increases and volatility in labor costs.
Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.
We face risks associated with project work and services that are provided on a non-recurring basis.
While the majority of our business is based on long-term contracts for regularly scheduled service, we do have a portion of revenue which is derived from short-term projects or services that we provide on a non-recurring basis. Product recall and retrieval events, one-time purge events for secure information destruction, and certain hazardous waste services that we provide on a project or non-recurring basis are not predictable in terms of frequency, size or duration. Our customers’ need for these services could be influenced by regulatory changes, fluctuations in commodity market performance, natural disasters and acts of God, or other factors beyond our control. Variability in the demand for these services could adversely affect our business, financial condition and results of operations.
Fluctuations in the commodity market related to the demand and price for recycled paper may affect our business, financial condition and results of operations.
We sell nearly all of the shredded paper from our secure information destruction business to paper companies and recycled paper brokers. Sorted office paper is marketed as a commodity and is subject to significant demand and price fluctuations beyond our control. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for pulp and paper products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. The overall levels of demand for the pulp and paper products, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, as well as the threat of digitization. As a result, the market demand for recycled paper can be volatile due to factors beyond our control. Lack of demand for our shredded paper material could adversely affect our business, financial condition and results of operations.
Our earnings could decline resulting in charges to impair intangible assets, such as goodwill.
As a result of our various acquisitions, our balance sheet at December 31, 2015 contains goodwill of $3.8 billion and other intangible assets, net of accumulated amortization of $1.8 billion. In accordance with the FASB Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges for the impaired portion of goodwill or other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.
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
We face risks relating to our size and scale.
We have over 800 facilities in 22 countries and more than 25,000 employees worldwide. The sheer size of our operations exposes us to the risk that systems and practices will not be implemented uniformly throughout our Company and that information will not be shared across the locations and countries in a timely and appropriate manner. Any misalignment in strategic initiatives and/or difficulties or delays in transmission of information could adversely affect our business, financial condition and results of operations.
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
Our business requires us to handle materials that may be infectious or hazardous to life and property in other ways. While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and acts of God always exists. Examples of possible exposure to such materials include:
•truck accidents;
•damaged or leaking containers;
•improper storage of regulated waste by customers;
•improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or
•malfunctioning treatment plant equipment.
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
The handling of secure information for destruction exposes us to potential data security risks that could result in monetary damages against us and could otherwise damage our reputation, and adversely affect our business, financial condition and results of operations.

The protection of customer, employee, and company data is critical to our business. The regulatory environment in the United States and Canada surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Certain legislation, including the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act, and the Economic Espionage Act in the United States and the Personal Information Protection and Electronic Documents Act in Canada, require documents to be securely destroyed to avoid identity theft and inadvertent leakage of confidential and sensitive information. A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. In addition, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws, or are expected to do so. The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to take additional measures to enhance security and/or assume higher liability under our contracts. As a result of legislative initiatives and customer demands, we may have to modify our operations to further improve data security. Any such modifications may result in increased expenses and operational complexity, and adversely affect our business, financial condition and results of operations.
Attacks on our information technology systems could damage our reputation, harm our businesses and adversely affect our results of operations.
Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business. We rely heavily on various proprietary and third party information systems. Although we have implemented safeguards and taken steps to prevent potential security breaches, our information technology and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, cyber-attacks, computer viruses, power outages, natural disasters, acts of terrorism or other disruptions. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to prevent these techniques or to implement adequate preventative measures. A successful breach of the security of our information systems could lead to theft or misuse of our customers’ proprietary or confidential information and result in third party claims against us and reputational harm, all of which could adversely affect our businesses, financial condition or results of operations.
Our management depends on relevant and reliable information for decision making purposes, including key performance indicators and financial reporting. A lack of relevant and reliable information could preclude us from optimizing our overall performance. Any significant loss of data, failure to maintain reliable data, disruptions affecting our information systems, or delays or difficulties in transitioning to new systems could adversely affect our business, financial condition and results of operations. In addition, our ability to continue to operate our businesses without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. If our information systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 114 processing facilities, which are primarily autoclaves for medical waste and shredders for secure information destruction. All of our processing facilities also serve as collection sites. We own or lease 218 additional transfer sites, 21 additional sales/administrative sites, and 83 other service facilities. Internationally, we own or lease 139 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 140 additional transfer sites, 62 additional sales/administrative sites, 54 other service facilities, and 3 landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
See Note 19 - Legal Proceedings in the Notes to the Consolidated Financial Statements (Item 8 of Part II).
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market Price for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the NASDAQ Global Select Market under the ticker symbol "SRCL." There were 103 shareholders of record as of February 19, 2016.
We did not declare or pay any cash dividends during 2015 on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
The holders of our Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock") are entitled to receive quarterly dividends, which accrue at an annual rate of 5.25%. Dividends of $10.1 million were paid on December 15, 2015 to holders of our Series A Preferred Stock.
See Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2015	$140.86	$130.10
Second quarter 2015	141.93	132.76
Third quarter 2015	148.26	132.33
Fourth quarter 2015	150.84	113.64

First quarter 2014	$120.09	$111.96
Second quarter 2014	118.90	109.33
Third quarter 2014	119.98	115.31
Fourth quarter 2014	133.43	116.15

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of December 31, 2015, we had purchased a cumulative total of 20,890,819 shares.
The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2015:
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	4,735,185
February 1 - February 28, 2015	—	—	—	4,735,185
March 1 - March 31, 2015	100,713	136.74	100,713	4,634,472
April 1 - April 30, 2015	322,800	135.09	322,800	4,311,672
May 1 - May 31, 2015	131,367	133.26	131,367	4,180,305
June 1 - June 30, 2015	120,640	134.93	120,640	4,059,665
July 1 – July 31, 2015	—	—	—	4,059,665
August 1 – August 31, 2015	68,729	133.37	68,729	3,990,936
September 1 – September 30, 2015	19,647	137.52	19,647	3,971,289
October 1 - October 31, 2015	45,000	117.61	45,000	3,926,289
November 1 – November 30, 2015	76,907	121.96	76,907	3,849,382
December 1 – December 31, 2015	118,561	117.86	118,561	3,730,821
Total	1,004,364	$131.10	1,004,364	3,730,821
As of December 31, 2015, there were 9,000 share repurchases that had not yet settled. An amount of $1.1 million related to these unsettled repurchases was recognized as part of other accrued liabilities on our Consolidated Balance Sheet at December 31, 2015.
Equity Compensation Plans
The following table summarizes information as of December 31, 2015 relating to our equity compensation plans pursuant to which stock option grants, restricted stock awards or other rights to acquire shares of our common stock may be made or issued:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5,398,111	$92.11	3,317,483
Equity compensation plans not approved by our security holders (2)	8,143	$45.59	—

(1)	These plans consist of our 2014 Incentive Compensation Plan, 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, and the Employee Stock Purchase Plan.

(2)	The only plan in this category is our 2000 Non-statutory Stock Option Plan.
In 2000, our Board of Directors approved the 2000 Non-statutory Stock Option Plan (the "2000 Plan"), which authorized the granting of non-statutory stock options for 7,000,000 shares of our common stock to employees (but not to officers or directors). See Note 6 - Stock Based Compensation in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for a description of this plan.
Performance Graph
The following graph compares the cumulative total return (i.e., share price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2015 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index, the Russell 3000 Index, and the Dow Jones US Waste & Disposal index. The graph assumes that $100 was invested on December 31, 2010 in our common stock and in the shares represented by each of the four indices, and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Item 6. Selected Financial Data

In thousands, except per share data
		Years Ended December 31,
		2015	2014	2013	2012	2011
Statement of Income Data	(1)
Revenues		$2,985,908	$2,555,601	$2,142,807	$1,913,149	$1,676,048
Depreciation and amortization		127,412	104,616	88,408	76,283	66,046
Income from operations		487,612	556,336	535,619	468,836	424,311
Mandatory convertible preferred stock dividend		10,106	—	—	—	—
Net income attributable to Stericycle, Inc. common shareholders	(2)	256,940	326,456	311,372	267,996	234,751
Earnings per common share attributable to Stericycle, Inc. common shareholders - diluted	(2)	$2.98	$3.79	$3.56	$3.08	$2.69
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities		$390,328	$448,500	$405,307	$390,784	$306,104
Investing activities		(2,533,904)	(462,774)	(234,972)	(288,928)	(504,197)
Financing activities		2,181,208	(30,049)	(136,019)	(91,526)	137,872
Balance Sheet Data	(1)
Cash, cash equivalents and short-term investments		$55,703	$22,616	$67,580	$35,163	$22,927
Total assets		7,077,450	4,373,302	3,887,973	3,550,074	3,177,090
Long-term debt, net of current portion		3,052,639	1,527,246	1,280,663	1,268,303	1,284,113
Stericycle, Inc. equity		$2,729,891	$1,895,012	$1,750,461	$1,541,793	$1,198,166

(1)
See Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for information concerning our acquisitions during the three years ended December 31, 2015, 2014 and 2013.

(2)	See Note 8 - Earnings per Common Share ("EPS") in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for information concerning the computation of diluted EPS.

•
In 2015, net income included the following after-tax effects: $29.0 million of expenses related to acquisitions, $33.3 million of expenses related to the integration of our acquisitions, $15.9 million of restructuring and plant conversion expenses, $39.8 million of expense related to litigation expenses, $1.8 million of expense related to the write-down of intangible assets, and a $0.6 million gain related to the change in fair value of contingent consideration. The net effect of these adjusting items negatively impacted diluted EPS by $1.38.

•
In 2014, net income included the following after-tax effects: $12.5 million of expenses related to acquisitions, $16.8 million of expenses related to the integration of our acquisitions, $10.1 million of plant conversion and restructuring expenses, $4.0 million of expense related to litigation expenses, and a $1.5 million gain related to the change in fair value of contingent consideration. The net effect of these adjusting items negatively impacted diluted EPS by $0.48.

•
In 2013, net income included the following after-tax effects: $10.2 million of expenses related to acquisitions, $4.3 million of expenses related to the integration of our acquisitions, $1.8 million of restructuring and plant closure costs, $1.4 million of expense related to litigation settlement, $1.3 million of expense related to the write-down of intangible assets, and a $2.2 million gain related to the change in fair value of contingent consideration. The net effect of these adjusting items negatively impacted diluted EPS by $0.19.

•
In 2012, net income included the following after-tax effects: $7.8 million of expenses related to acquisitions, $3.1 million of expenses related to the integration of our acquisitions, $3.3 million of restructuring and plant closure costs, $3.7 million related to litigation settlement expense, $3.7 million loss related to the U.K. divestiture, and $0.8 million loss related to the change in fair value of contingent consideration. The net effect of these adjusting items negatively impacted diluted EPS by $0.26.

•
In 2011, net income included the following after-tax effects: $15.6 million of expenses related to acquisitions, $3.2 million of restructuring and plant closure costs, $0.7 million related to litigation settlement expense, $0.8 million related to accelerated interest expense due to early term loan repayment, $1.3 million benefit due to a net release of prior years’ tax reserves, and $4.7 million gain related to the change in fair value of contingent consideration. The net effect of these adjusting items negatively impacted diluted EPS by $0.16.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Report.
Introduction
We are a business-to-business services provider with a focus on regulated and compliance solutions for healthcare, retail, and commercial businesses. This includes the collection and processing of regulated and specialized waste for disposal and the collection of personal and confidential information for secure destruction, plus a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of more than 1,000,000 customers throughout the United States, Argentina, Austria, Australia, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Romania, Republic of Korea, Singapore, South Africa, Spain, and the United Kingdom.
Our solutions for regulated or specialty waste streams include: medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, and secure information destruction of documents and e-media. Our compliance solutions include: training and consulting through our Steri-Safe® and Clinical Services programs, inbound/outbound communications, data reporting, and other regulatory compliance services. Our regulated recall and returns management solutions consist of communication, logistics, and data management services to support the recall, withdrawal, or return of expired or recalled products.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that of our significant accounting policies (see Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, Item 8 of Part II), the following policies may involve a higher degree of judgment on our part and greater complexity of reporting:
Revenue Recognition: Revenues for our regulated medical waste management services, other than our compliances services, and secure information destruction services are recognized at the time of waste collection. Our compliance service revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from hazardous waste services are recorded at the time waste is received at our processing facility. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Charges related to sales taxes and international value added tax ("VAT") and other similar pass through taxes are not included as revenue.
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
Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess of the purchase price over the fair value of the net assets acquired is not amortized, but is subject to an annual impairment test. In accordance with applicable accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the impairment charge occurs. During the quarter ended June 30, 2015, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services. We calculate the fair value of our reporting units using an income method and validate those results using a market approach. Both the income and market approaches indicated no impairment to goodwill in any of our three reporting units. See Note 11 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements, Item 8 of Part II for more information about goodwill and the annual impairment test.
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
The results of our goodwill impairment test using the income approach indicated the fair value of our Domestic Regulated and Compliance Services and Recall and Returns Management Services reporting units exceeded 100% of book value by a substantial amount. Our International Regulated and Compliance Services reporting units' fair value exceeded book value by approximately 88%.
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior twelve months and the outstanding share count at June 30, 2015. We then look at the Company's earnings before interest, tax, depreciation, and amortization ("EBITDA"), adjusted for stock compensation expense and other items, such as changes in the fair value of contingent consideration, restructuring and plant conversion expense, and litigation settlements, for the prior twelve months. The calculated market capitalization is divided by the adjusted EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve months' adjusted EBITDA of that reporting unit. The fair value is then compared to each reporting units' book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit's individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.
The results of our goodwill impairment test using the market approach corroborated the results of the impairment test under the income approach and indicated the fair value of our reporting units exceeded their respective book values by substantial amounts.
We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized. We also have a tradename that we have determined has an indefinite life. Our indefinite lived intangible assets are tested for impairment annually at December 31, or more frequently, if circumstances indicate that they may be impaired. We use a qualitative assessment, as provided for under the FASB Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, to determine if is more likely than not that the asset is impaired. If there is an indication of impairment, we test the recoverability of the asset using either a discounted income or cost savings model to calculate fair value. The calculated fair value is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates. See Note 11 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements, Item 8 of Part II for more information about indefinite lived intangible assets.
In 2015, we impaired $4.2 million of intangibles due to rationalizing certain of our domestic and international operations. These expenses are reflected as part of "Selling, general and administrative expenses" on our Consolidated Statements of Income. Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirer's intended use for these assets. This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets.
Our finite-lived intangible assets are amortized over their useful lives using straight-line method. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer. We have covenants not-to-compete intangibles with useful lives from 5 to 14 years. We have tradename intangibles with useful lives from 15 to 40 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. See Note 11 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements, Item 8 of Part II for more information about our intangible assets other than goodwill.
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

Our customer relationship valuation model, using the multi-period excess earnings method, assumes straight-line revenue loss. The calculation of determining a revenue loss rate starts with a base-line revenue point and then tracks revenue by customer, assuming no further revenue growth, to a point of zero revenues. A calculation of base-line revenue to zero revenue determines the useful life of customer relationships. Determining an accurate consumption of benefits from acquired customer relationships cannot be reliably determined because the services we provide to acquired customers changes from the base-line revenues over an extended period of time due to factors such as volume increase, price increase, and complementary service offerings. Therefore we amortize our finite-lived intangible assets using the straight-line method consistent with our valuation model.
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
Accounts Receivable: Accounts receivable consist of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than approximately 1.5% of our accounts receivable.
Stock-Based Compensation: We issue stock options and restricted stock units ("RSU") to employees and directors as an integral part of our compensation programs. Stock options cost is measured at the grant date using the Black-Scholes model and is recognized as expense over the vesting period. Determining the fair value of stock options at the grant date requires estimating the expected volatility of our stock, the expected term of the award, and the risk-free rate. Our stock’s expected volatility and the expected term of the awards are based upon historical experience. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates of a comparable period. The fair value of RSU is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Highlights for the year ended December 31, 2015 included the following:
•revenues grew to $2.99 billion, a 16.8% increase over $2.56 billion in 2014;
•gross margins decreased to 42.4% in 2015 from 42.8% in 2014;
•operating income decreased 12.4% to $487.6 million from $556.3 million in 2014;
•we incurred $174.4 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, restructuring and plant conversion expenses, litigation expenses, impairment of intangible assets, and a favorable change in the fair value of contingent consideration;
•cash flow from operations was $390.3 million;
•the acquisition of Shred-it International ULC ("Shred-it"), the largest acquisition in Stericycle’s history, was completed on October 1, 2015. The aggregate purchase price was $2.3 billion in cash;
•borrowed $1.30 billion under the Term Loan Credit Facility on October 1, 2015 to fund a portion of the purchase price paid for Shred-it;
•net proceeds of $746.9 million from a registered public offering of Series A Mandatory Convertible Preferred Stock completed on September 15, 2015 to fund a portion of the purchase price paid for Shred-it;
•Dividends of $10.1 million were paid on December 15, 2015 to holders of our Series A Preferred Stock.
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

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2015		2014
	$	%	$	%
Revenues	$2,985,908	100.0	$2,555,601	100.0
Cost of revenues	1,656,573	55.5	1,401,797	54.9
Depreciation - cost of revenues	61,642	2.1	56,478	2.2
Plant conversion expenses	1,508	0.1	2,915	0.1
Total cost of revenues	1,719,723	57.6	1,461,190	57.2
Gross profit	1,266,185	42.4	1,094,411	42.8
Selling, general and administrative expenses (exclusive of adjusting items shown below)	539,944	18.1	433,865	17.0
Acquisition expenses	39,138	1.3	13,333	0.5
Integration expenses	51,689	1.7	25,968	1.0
Change in fair value of contingent consideration	(640)	—	(1,452)	(0.1)
Impairment of intangible assets	1,781	0.1	—	0.0
Restructuring and plant conversion expenses	21,240	0.7	11,649	0.5
Litigation expenses	59,651	2.0	6,574	0.3
Total SG&A expenses (exclusive of depreciation and amortization shown below)	712,803	23.9	489,937	19.2
Depreciation	20,272	0.7	15,446	0.6
Amortization	45,498	1.5	32,692	1.3
Income from operations	487,612	16.3	556,336	21.8
Net interest expense	77,274	2.6	66,022	2.6
Other (income)/expense, net	(569)	—	2,746	0.1
Income tax expense	142,894	4.8	159,422	6.2
Net income	268,013	9.0	328,146	12.8
Less: net income attributable to noncontrolling interests	967	—	1,690	0.1
Net income attributable to Stericycle, Inc.	267,046	8.9	326,456	12.8
Less: mandatory convertible preferred stock dividend	10,106	0.3	—	—
Net income attributable to Stericycle, Inc. common shareholders	$256,940	8.6	$326,456	12.8
Earnings per share- diluted	$2.98		$3.79
Revenues: Our revenues increased $430.3 million, or 16.8%, to $2.99 billion from $2.56 billion in 2014. Domestic revenues increased $376.6 million, or 21.1%, to $2.17 billion from $1.79 billion in 2014. Organic revenue growth for domestic small account customers increased by $69.4 million, or approximately 6.8%, driven by an increase in Steri-Safe® revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $22.5 million, or approximately 3.6%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for both small account customers and large account customers were negatively impacted by lower fuel surcharges as well as lower hazardous waste volume from our industrial customers. Organic revenues for recall and returns management services increased by $7.0 million in 2015. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $277.7 million to the increase in revenues in 2015.

International revenues increased $53.7 million, or 7.0%, to $820.9 million from $767.2 million in 2014. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2015 and 2014. Organic growth in the international segment contributed $63.1 million in revenues, or approximately 8.4%. Organic growth excludes the effect of foreign exchange and acquisitions less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2015 by $110.2 million as foreign currencies declined against the U.S. dollar. Revenues from international acquisitions closed within the preceding twelve months contributed $100.8 million to the increase in revenues in 2015.
Cost of Revenues: Our 2015 cost of revenues increased $258.5 million, or 17.7%, to $1.72 billion from $1.46 billion in 2014. As a percent of revenues, our costs of revenues increased 0.4% which resulted in consolidated gross profit of 42.4% in 2015 as compared to 42.8% in 2014. We incurred $1.5 million and $2.9 million in plant conversion expenses during the years ended December 31, 2015 and 2014, respectively.
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
Our domestic cost of revenues increased $220.8 million, or 23.5%, to $1.16 billion from $940.2 million in 2014. Domestic gross profit as a percent of revenues decreased to 46.4% in 2015 from 47.4% in 2014 primarily due to higher operating costs related to the current and more stringent compliance requirements for medical waste incinerators under Title V. Additionally, less than anticipated revenues from our industrial customers, which have a higher fixed cost structure, further unfavorably impacted gross margins.
Our international cost of revenues increased $37.7 million, or 7.2%, to $558.7 million from $521.0 million in 2014. International gross profit as a percent of revenues decreased to 31.9% in 2015 from 32.1% in 2014 due to a foreign exchange impact on a profitability mix as we experienced unfavorable foreign exchange impact primarily in areas with higher profitability. Similarly, we experienced higher compensation costs in areas of high inflation.
Selling, General and Administrative Expenses Exclusive of Adjusting Items, Depreciation and Amortization ("SG&A"): Our SG&A expenses increased $106.1 million, or 24.4%, to $539.9 million from $433.9 million in 2014 to support our increase in revenues and the inclusion of our 2015 acquisitions, mainly Shred-it. As a percent of revenues, these costs increased to 18.1% in 2015 as compared to 17.0% in 2014.
Domestically, SG&A expenses increased $75.0 million, or 25.1%, to $374.2 million from $299.2 million in 2014 primarily related to increased healthcare benefit costs, higher professional fees, and increased investments for growth and the inclusion of the Shred-it acquisition in 2015. As a percent of revenues, SG&A increased to 17.3% in 2015 as compared to 16.7% in 2014. As a percent of revenues, amortization expense of acquired intangible assets increased to 1.3% in 2015 as compared to 1.0% in 2014.
Internationally, SG&A expenses increased $31.0 million, or 23.0%, to $165.7 million from $134.7 million in 2014. As a percent of revenues, SG&A increased to 20.2% in 2015 as compared to 17.6% in 2014 primarily related to compensation expenses in support of new business growth opportunities and the inclusion of the Shred-it acquisition in 2015. As a percent of revenues, amortization expense of acquired intangible assets increased to 2.0% in 2015 as compared to 1.9% in 2014.
Income from Operations: Income from operations decreased by $68.7 million, or 12.4%, to $487.6 million from $556.3 million in 2014. Comparison of income from operations between 2015 and 2014 was affected by Adjusting Items as described below.
During the first quarter of 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset impairments, impairment of intangible assets, and recognition of lease expense for properties no longer used but for which we have a contractual obligation.
During the year ended December 31, 2015, we recognized $59.7 million in litigation expenses (mostly due to the $28.5 million settlement of the Qui Tam Action and the $28.2 million settlement of the Junk Fax Lawsuit described in Note 19 - Legal Proceedings in the Notes to the Consolidated Financial Statements, Item 8 of Part II), $39.1 million in acquisition expenses, most of which relates to our recent acquisition of Shred-it, $51.7 million of expenses related to the integration of our acquisitions, most of which relates to our recent acquisition of Shred-it, $19.1 million in restructuring expenses (see Note 17 - Restructuring Charges in the Notes to the Consolidated Financial Statements, Item 8 of Part II), $3.6 million in plant conversion expenses, $1.8 million of impairment charges on intangible assets, and a $0.6 million favorable change in the fair value of contingent consideration.
During the year ended December 31, 2014, we recognized $13.3 million in acquisition expenses, $26.0 million of expenses related to the integration of our acquisitions, $14.6 million in plant conversion and restructuring expenses related to the impairment of permit intangibles in support of plant rationalization and new plant start up costs, $6.6 million in litigation expenses, partially offset by a $1.5 million gain related to a change in fair value of contingent consideration.
Domestically, our income from operations decreased $41.0 million, or 8.5%, to $441.8 million from $482.8 million in 2014.
Internationally, our income from operations decreased $27.7 million, or 37.7%, to $45.8 million from $73.5 million in 2014.
Net Interest Expense: Net interest expense increased to $77.3 million during 2015 from $66.0 million in 2014, due to increased borrowings to fund the acquisition of Shred-it in the fourth quarter of 2015, as well as higher interest costs in Latin America.
Income Tax Expense: Income tax expense decreased to $142.9 million during 2015 from $159.4 million during 2014. The reported tax rates for the years 2015 and 2014 were 34.8% and 32.7%, respectively. The increase in the current year tax rate, when compared to the prior year, is primarily related to an increase in the State tax rate, partially offset by a benefit from the recognition of tax deductible goodwill associated with entity mergers in Spain, Brazil, and Chile in the prior year.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Highlights for the year ended December 31, 2014 included the following:
•revenues grew to $2.56 billion, a 19.3% increase over $2.14 billion in 2013;
•gross margins decreased to 42.8% in 2014 from 45.0% in 2013;
•operating income was $556.3 million, a 3.9% increase from $535.6 million for 2013;
•we incurred $59.0 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, plant conversion and restructuring expenses, litigation expenses, partially offset by the gain on changes in the fair value of contingent consideration;
•cash flow from operations was $448.5 million.
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
Revenues: Our revenues increased $412.8 million, or 19.3%, to $2.56 billion from $2.14 billion in 2013. Domestic revenues increased $290.2 million, or 19.3%, to $1.80 billion from $1.51 billion in 2013. Organic revenue growth for domestic small account customers increased by $71.9 million, or approximately 8%, driven by higher revenues from Steri-Safe® revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $35.3 million, or approximately 7%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs as well as strong performance in our specialty waste services. Organic revenues for recall and returns management services decreased by $17.3 million in 2014. Although our recall and returns management services had an overall increase in the number of recall events, there were fewer large scale events. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $200.3 million to the increase in revenues in 2014.
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
SG&A: Our SG&A expenses increased $61.8 million, or 16.6%, in 2014 to $433.9 million from $372.1 million in 2013 primarily as investment spending supported the increase in revenues and acquired SG&A expenses. As a percent of revenues, these costs decreased to 17.0% in 2014 from 17.4% in 2013.

Domestically, 2014 SG&A increased $35.9 million, or 13.6%, to $300.5 million from $264.6 million in 2013. As a percent of revenues, SG&A decreased to 16.7% in 2014 compared to 17.6% in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1.0%.
Internationally, 2014 SG&A increased $25.9 million, or 24.1%, to $133.4 million from $107.5 million in 2013. As a percent of revenues, SG&A was at 17.6% in 2014 compared to 16.9% in 2013. As a percent of revenues, amortization expense of acquired intangible assets did not change and remained at 1.9%.
Income from Operations: Income from operations increased by $20.7 million, or 3.9%, to $556.3 million in 2014 from $535.6 million in 2013. Comparison of income from operations between 2014 and 2013 was affected by Adjusting Items as described below.
During the year ended December 31, 2014, we recognized $13.3 million in acquisition expenses, $26.0 million of expenses related to the integration of our acquisitions, $14.6 million in plant conversion and restructuring expenses related to the impairment of permit intangibles in support of plant rationalization and new plant start up costs, $6.6 million in litigation expenses, partially offset by a $1.5 million gain related to a change in fair value of contingent consideration.
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
Domestically, our income from operations increased $34.0 million, or 7.6%, to $482.8 million in 2014 from $448.8 million in 2013. Internationally, our income from operations decreased $13.3 million, or 15.3%, to $73.5 million in 2014 from $86.8 million in 2013. The decrease in international income from operations is primarily related to an increase in integration expenses related to acquisitions and restructuring expenses related to the impairment of permit intangibles in support of plant rationalization.
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

Liquidity and Capital Resources:
The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments:

$1.20 billion senior credit facility weighted average rate 1.54%, due in 2019
$1.25 billion term loan weighted average rate 1.71%, due in 2020
$100 million private placement notes 5.64%, due in 2015
$175 million private placement notes 3.89%, due in 2017
$125 million private placement notes 2.68%, due in 2019
$225 million private placement notes 4.47%, due in 2020
$150 million private placement notes 2.89%, due in 2021
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023
The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At December 31, 2015, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.
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
The Company entered into a Term Loan Credit Agreement dated as of August 21, 2015 (the "Term Loan Credit Agreement") with Bank of America, N.A., as the Administrative Agent maturing on August 21, 2020. The Term Loan Credit Agreement provides for a term loan credit facility ("Term Loan Credit Facility") under which the Company may obtain loans up to an aggregate amount of $1.5 billion. Borrowings under the Term Loan Credit Facility may bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate. The Base Rate is for any day a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate" and (iii) the Eurodollar Rate plus 1.00%. The Applicable Rate depends on the consolidated leverage ratio for the Company and its subsidiaries as set forth in the most recent compliance certificate received by the administrative agent. We used the proceeds from the term loan to fund a portion of the purchase price paid for the Shred-it acquisition (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information).
On October 1, 2015, we issued and sold to the purchasers $150.0 million of new six-year 2.89% unsecured senior notes and $150.0 million of new eight-year 3.18% unsecured senior notes (collectively, the "Notes"). The Notes bear interest on the unpaid principal thereof from October 1, 2015 at their respective stated rates of interest payable in arrears semi-annually on the first (1st)

day of April and October in each year and at maturity, commencing on April 1, 2016. The Notes are unsecured obligations. We used the proceeds from the unsecured senior notes to fund a portion of the purchase price paid for the Shred-it acquisition (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information).
At December 31, 2015, we had $353.8 million of borrowings outstanding under our $1.20 billion senior unsecured credit facility, which includes foreign currency borrowings of $101.8 million. We also had $160.4 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility at December 31, 2015 was $685.8 million. At December 31, 2015, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.1% on our revolving credit facility

•	For borrowings less than one month, the higher of the following

◦	Federal funds rate plus 0.5%

◦	Euro Currency rate plus 0.9% or the prime rate

•	For borrowings greater than one month: LIBOR plus 0.9%
The weighted average rate of interest on the unsecured revolving credit facility was 1.54% per annum, which includes the 0.1% facility fee at December 31, 2015.
As of December 31, 2015, we had $1.25 billion outstanding under our $1.50 billion term loan credit facility, weighted average rate of interest on the unsecured term loan facility was 1.71% per annum.
As of December 31, 2015, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.
As of December 31, 2015, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.
As December 31, 2015, we had outstanding $200.0 million of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable at the maturity of the notes, July 1, 2022 in the case of the seven-year notes and July 1, 2023 in the case of the eight-year notes.
As December 31, 2015, we had outstanding $150.0 million of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2016, and principal is payable at the maturity of the notes, October 1, 2021 in the case of the six-year notes and October 1, 2023 in the case of the eight-year notes.

As of December 31, 2015, we had $239.7 million in promissory notes issued in connection with acquisitions during 2008 through 2015, $105.5 million in foreign subsidiary bank debt outstanding, and $15.0 million in capital lease obligations.
Working Capital: At December 31, 2015, our working capital increased $83.5 million to $174.5 million compared to $91.0 million at December 31, 2014.
Current assets increased by $209.9 million, of which $162.6 million were acquired from Shred-it (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information). Net accounts receivable excluding acquisitions increased by $13.2 million. Days sales outstanding ("DSO") was calculated at 64 days at December 31, 2015 and 63 days at December 31, 2014.
Current liabilities increased by $126.4 million in 2015, of which $72.2 million were acquired from Shred-it. At December 31, 2015, current portion of the new term loan facility was $50 million.
Net Cash Provided or Used: Net cash provided by operating activities decreased $58.2 million, or 13.0%, to $390.3 million during 2015 from $448.5 million in 2014. Cash provided by operations as a ratio to net income in 2015 and 2014 was 146% and 137% , respectively.
Net cash used in investing activities during 2015 was $2.53 billion compared to $462.8 million in 2014. We used $2.05 billion more in funds to acquire new businesses in 2015, notably Shred-it in October 2015. Our capital expenditures increased by $28.3 million in 2015 and, as a percent of revenues, were at 3.8% and 3.4% in 2015 and 2014, respectively.
Net cash provided by financing activities was $2.18 billion during 2015 compared to $30.0 million net cash used in 2014. In 2015, we had $500 million net proceeds from private placement notes and $1.25 billion net proceeds from our new term loan, which we used to fund our current year acquisitions. In September 2015, we completed a registered public offering of Series A Mandatory Convertible Preferred Stock for total gross proceeds of $770.0 million, or $746.9 million net of $23.1 million for underwriting discounts, commissions and expenses, see Note 7 - Preferred Stock in the Notes to the Consolidated Financial Statements, Item 8 of Part II. We used the net proceeds from this offering to fund a portion of the purchase price paid for our acquisition of Shred-it. We had share repurchases of $130.6 million in 2015 compared to $194.1 million in 2014, a decrease of $63.5 million.
Contractual Obligations
The following table summarizes our significant contractual obligations and cash commitments at December 31, 2015:

Payments due by period (dollars in thousands)
		Total	2016	2017-2018	2019-2020	2021 and After
Long-term debt	(1)	$3,564,963	$242,714	$703,115	$1,833,787	$785,347
Capital lease obligations	(1)	16,229	4,622	7,405	3,783	419
Operating leases		399,675	104,958	160,548	87,001	47,168
Purchase obligations		40,536	22,558	10,454	7,524	—
Total contractual cash obligations		$4,021,403	$374,852	$881,522	$1,932,095	$832,934

(1)
The long-term debt, capital leases, and other long-term liabilities items include both the future principal payment amount as well as an aggregate amount calculated for expected future interest payments of $366 million on the long-term debt and $1.2 million on the capital leases.

Long-term debt that has floating interest rates requires the use of management judgment to estimate the future rates of interest.
Payments for unrecognized tax benefits are excluded from contractual obligations. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.
At December 31, 2015, we had $160.4 million in stand-by letters of credit issued.
We anticipate that our operating cash flow, together with borrowings under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $17.3 million on a pre-tax basis.
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

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company acquired Shred-it International ULC (“Shred-it”) on October 1, 2015. Due to the timing of the acquisition, the Company has excluded the acquired operations of Shred-it from its assessment of the effectiveness of the Company’s internal control over financial reporting. Shred-it represented 32% of the Company’s assets as of December 31, 2015 and 6% of the Company’s revenues for the year ended December 31, 2015.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework (the “COSO Framework”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in internal controls over financial reporting described below.
COSO Component - Risk Assessment
The Company’s risk assessment process did not operate effectively, resulting in a material weakness pertaining to this component of the COSO Framework. Specifically, the Company did not sufficiently identify risks associated with certain routine processes and related information systems, including revenue, and certain non-routine transactions. In addition, the Company did not properly design and implement appropriate process-level internal controls at the Environmental Solutions component of the Domestic Regulated and Compliance Services segment. The Environmental Solutions component primarily consists of the PSC Environmental Services, LLC component acquired on April 22, 2014, which was excluded from management assessment of internal controls over financial reporting as of December 31, 2014. The material weakness relating to the risk assessment component of the internal control framework contributed to the other material weaknesses described below.
COSO Component - Control Activities
Revenue - The design and operating effectiveness of revenue control activities are inadequate to ensure that revenue transactions are properly measured and recorded in the appropriate period.

Environmental Solutions - The design and operating effectiveness of control activities at the Environmental Solutions component of the Domestic Regulated and Compliance Services segment of the business were inadequate to ensure the component’s financial statements were appropriately stated.
Conclusion
Management concluded that there is a reasonable possibility that a material misstatement could occur in the consolidated financial statements if the control deficiencies were not remediated. Accordingly, management concluded that the matters described above are material weaknesses in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.
The Company’s independent registered public accounting firm has issued an opinion on the Company’s internal control over financial reporting. That report appears on page 42.

Stericycle, Inc.
Lake Forest, IL
March 15, 2016

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries
We have audited Stericycle, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shred-it International ULC (“Shred-it”) which is included in the 2015 consolidated financial statements of the Company and constituted 32% of the Company’s assets as of December 31, 2015 and 6% of the Company’s revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Shred-it.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s revenue process, the Environmental Solutions component of the Domestic Regulated and Compliance Services component of the Domestic Regulated and Compliance Services segment, and in its risk assessment process pertaining to this component of the COSO Framework. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Stericycle, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP
Chicago, Illinois
March 15, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2016 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 15, 2016

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$55,634	$22,236
Short-term investments	69	380
Accounts receivable, less allowance for doubtful accounts of $22,329 in 2015 and $19,083 in 2014	614,494	465,473
Prepaid expenses	46,740	30,632
Other current assets	44,891	33,173
Total Current Assets	761,828	551,894
Property, Plant and Equipment, less accumulated depreciation of $426,019 in 2015 and $364,124 in 2014	665,602	460,408
Goodwill	3,758,177	2,418,832
Intangible assets, less accumulated amortization of $151,025 in 2015 and $114,922 in 2014	1,842,561	909,645
Other assets	49,282	32,523
Total Assets	$7,077,450	$4,373,302
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$161,409	$131,969
Accounts payable	149,202	114,596
Accrued liabilities	197,329	131,743
Deferred revenues	16,989	21,624
Other current liabilities	62,420	60,975
Total Current Liabilities	587,349	460,907
Long-term debt, net of current portion	3,052,639	1,527,246
Deferred income taxes	608,272	403,847
Other liabilities	81,352	64,117
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), Mandatory Convertible Preferred Stock, Series A, 770,000 issued and outstanding in 2015	8	—
Common stock (par value $0.01 per share, 120,000,000 shares authorized, 84,852,584 issued and outstanding in 2015 and 84,883,517 issued and outstanding in 2014)	849	849
Additional paid-in capital	1,143,020	289,211
Accumulated other comprehensive loss	(282,631)	(138,419)
Retained earnings	1,868,645	1,743,371
Total Stericycle, Inc.’s Equity	2,729,891	1,895,012
Noncontrolling interest	17,947	22,173
Total Equity	2,747,838	1,917,185
Total Liabilities and Equity	$7,077,450	$4,373,302

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data
	Years Ended December 31,
	2015	2014	2013
Revenues	$2,985,908	$2,555,601	$2,142,807
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	1,658,081	1,404,712	1,128,170
Depreciation - cost of revenues	61,642	56,478	50,003
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	712,803	489,937	390,610
Depreciation – SG&A	20,272	15,446	11,338
Amortization	45,498	32,692	27,067
Total Costs and Expenses	2,498,296	1,999,265	1,607,188
Income from Operations	487,612	556,336	535,619
Other Income (Expense):
Interest income	224	120	294
Interest expense	(77,498)	(66,142)	(55,243)
Other income/ (expense), net	569	(2,746)	(2,924)
Total Other Expense	(76,705)	(68,768)	(57,873)
Income Before Income Taxes	410,907	487,568	477,746
Income tax expense	142,894	159,422	164,662
Net Income	268,013	328,146	313,084
Less: net income attributable to noncontrolling interests	967	1,690	1,712
Net Income Attributable to Stericycle, Inc.	267,046	326,456	311,372
Less: mandatory convertible preferred stock dividend	10,106	—	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$256,940	$326,456	$311,372
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$3.02	$3.84	$3.62
Diluted	$2.98	$3.79	$3.56
Weighted Average Number of Common Shares Outstanding:
Basic	84,944,841	84,932,792	85,902,550
Diluted	86,162,609	86,233,612	87,391,988

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands
	Years Ended December 31,
	2015	2014	2013
Net Income	$268,013	$328,146	$313,084

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	(140,648)	(82,871)	(19,160)
Amortization of cash flow hedge into income, net of tax ($452, $209 and $200) for the years ended December 31, 2015, 2014 and 2013, respectively)	716	339	314
Change in fair value of cash flow hedge, net of tax ($2,623, $813 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively)	(4,119)	(2,069)	—
Total Other Comprehensive Loss	(144,051)	(84,601)	(18,846)

Comprehensive Income	123,962	243,545	294,238
Less: comprehensive loss/ (income) attributable to noncontrolling interests	1,128	(960)	270
Comprehensive Income Attributable to Stericycle, Inc. Common Shareholders	$122,834	$244,505	$293,968

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$268,013	$328,146	$313,084
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	21,750	17,773	17,457
Excess tax benefit of stock options exercised	(16,897)	(17,906)	(17,153)
Depreciation	81,914	71,924	61,341
Amortization	45,498	32,692	27,067
Deferred income taxes	(10,294)	16,550	30,930
Other, net	7,467	8,932	1,103
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(55,890)	(34,116)	(54,767)
Accounts payable	26,366	(5,712)	7
Accrued liabilities	26,060	21,279	4,547
Deferred revenues	(4,615)	1,017	(1,319)
Other assets and liabilities	956	7,921	23,010
Net cash provided by operating activities	390,328	448,500	405,307
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(2,419,437)	(374,321)	(161,936)
Proceeds from/ (purchases of) investments	294	(1,957)	73
Capital expenditures	(114,761)	(86,496)	(73,109)
Net cash used in investing activities	(2,533,904)	(462,774)	(234,972)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(93,172)	(101,231)	(88,507)
Proceeds from foreign bank debt	53,747	205,086	218,968
Repayments of foreign bank debt	(87,308)	(193,284)	(201,967)
Proceeds from term loan	1,550,000	—	—
Repayment of term loan	(300,000)	—	—
Proceeds from private placement of long-term note	600,000	—	—
Repayments of private placement of long-term note	(100,000)	—	—
Proceeds from senior credit facility	1,907,402	1,413,026	1,029,718
Repayments of senior credit facility	(2,004,385)	(1,216,031)	(984,979)
Payments of capital lease obligations	(3,865)	(5,826)	(4,024)
Payments of deferred financing costs	(9,903)	(2,280)	—
Payment of cash flow hedge	(8,833)	—	—
Purchases and cancellations of treasury stock	(130,576)	(194,066)	(163,700)
Proceeds from issuance of mandatory convertible preferred stock	746,900	—	—
Dividends paid on mandatory convertible preferred stock	(10,106)	—	—
Proceeds from issuance of common stock	60,124	51,852	42,345
Excess tax benefit of stock options exercised	16,897	17,906	17,153
Payments to noncontrolling interests	(5,714)	(5,201)	(1,026)
Net cash provided by/ (used in) financing activities	2,181,208	(30,049)	(136,019)
Effect of exchange rate changes on cash and cash equivalents	(4,234)	(608)	(1,809)
Net increase/ (decrease) in cash and cash equivalents	33,398	(44,931)	32,507
Cash and cash equivalents at beginning of period	22,236	67,167	34,660
Cash and cash equivalents at end of period	$55,634	$22,236	$67,167

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$80,189	$145,938	$100,101
Issuances of obligations for noncontrolling interest	—	—	6,119

The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2015, 2014 and 2013

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	—	$—	85,988	$860	$116,720	$1,463,277	$(39,064)	$15,530	$1,557,323
Net income						311,372		1,712	313,084
Currency translation adjustment							(17,718)	(1,442)	(19,160)
Change in qualifying cash flow hedge, net of tax							314		314
Issuance of common stock for exercise of options and employee stock purchases			973	10	47,991				48,001
Purchase and cancellation of treasury stock			(1,461)	(15)		(163,685)			(163,700)
Stock compensation expense					17,457				17,457
Excess tax benefit of stock options exercised					17,153				17,153
Noncontrolling interests attributable to acquisitions								4,211	4,211
Reduction to noncontrolling interests due to additional ownership					(4,211)			(2,934)	(7,145)
Balance at December 31, 2013	—	—	85,500	855	195,110	1,610,964	(56,468)	17,077	1,767,538
Net income						326,456		1,690	328,146
Currency translation adjustment							(80,221)	(2,650)	(82,871)
Change in qualifying cash flow hedge, net of tax							(1,730)		(1,730)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			1,061	11	58,551				58,562
Purchase and cancellation of treasury stock			(1,677)	(17)		(194,049)			(194,066)
Stock compensation expense					17,773				17,773
Excess tax benefit of stock options exercised					17,906				17,906
Noncontrolling interests attributable to acquisitions								6,781	6,781
Reduction to noncontrolling interests due to additional ownership					(129)			(725)	(854)
Balance at December 31, 2014	—	—	84,884	849	289,211	1,743,371	(138,419)	22,173	1,917,185
Net income						267,046		967	268,013
Currency translation adjustment							(140,809)	161	(140,648)
Change in qualifying cash flow hedge, net of tax							(3,403)		(3,403)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			973	10	68,630				68,640
Issuance of mandatory convertible preferred stock	770	8			746,892				746,900
Purchase and cancellation of treasury stock			(1,004)	(10)		(131,666)			(131,676)
Preferred stock dividend						(10,106)			(10,106)
Stock compensation expense					21,750				21,750
Excess tax benefit of stock options exercised					16,897				16,897
Reduction to noncontrolling interests due to additional ownership					(360)			(5,354)	(5,714)
Balance at December 31, 2015	770	$8	84,853	$849	$1,143,020	$1,868,645	$(282,631)	$17,947	$2,747,838
The accompanying notes are an integral part of these consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 — DESCRIPTION OF BUSINESS
We were incorporated in 1989 and presently serve a diverse customer base of more than 1,000,000 customers throughout the United States, Argentina, Austria, Australia, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Romania, Republic of Korea, Singapore, South Africa, Spain, and the United Kingdom.
We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 114 processing facilities, which are primarily autoclaves for medical waste and shredders for secure information destruction. All of our processing facilities also serve as collection sites. We own or lease 218 additional transfer sites, 21 additional sales/administrative sites, and 83 other service facilities. Internationally, we own or lease 139 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 140 additional transfer sites, 62 additional sales/administrative sites, 54 other service facilities, and 3 landfills.
We are a business-to-business services provider with a focus on regulated and compliance solutions for healthcare, retail, and commercial businesses. This includes the collection and processing of regulated and specialized waste for disposal and the collection of personal and confidential information for secure destruction, plus a variety of training, consulting, recall/return, communication, and compliance services.
Our solutions for regulated or specialty waste streams include: medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, and secure information destruction of documents or e-media. Our compliance solutions include: training and consulting through our Steri-Safe® and Clinical Services programs as well as inbound/outbound communications, data reporting, and other regulatory compliance services. Our regulated recall and returns management solutions consist of communication, logistics, and data management services to support the recall, withdrawal, or return of expired or recalled products.
We have 14,170 employees in the United States, of which 419 are covered by collective bargaining agreements. Internationally, we have 11,302 employees, of which approximately 2,703 are covered by collective bargaining agreements, primarily in Latin America.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Stericycle, Inc. and its subsidiaries.
Revenue Recognition: Revenues for our regulated medical waste management services, other than our compliances services, and secure information destruction services are recognized at the time of waste collection. Our compliance service revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from hazardous waste services are recorded at the time waste is received at our processing facility. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Charges related to sales taxes and international value added tax ("VAT") and other similar pass through taxes are not included as revenue.
Acquisition Accounting: Acquisition accounting requires us to recognize assets and liabilities at their fair value. The process of determining fair value requires time to complete, therefore we will make some estimates at the time of acquisition. These estimates are primarily for amortizable intangibles and, if appropriate, an associated deferred tax liability. These estimates are based on historical experience and allow us to recognize amortization expense until the final valuation is complete.
Goodwill and Other Identifiable Intangible Assets: Goodwill associated with the excess of the purchase price over the fair value of the net assets acquired is not amortized, but is subject to an annual impairment test. In accordance with applicable accounting standards, we evaluate on at least an annual basis, using the fair value of reporting units, whether goodwill is impaired. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges of the impaired portion of goodwill that could have a material adverse effect on our results of operations in the period in which the impairment charge occurs. During the quarter ended June 30, 2015, we performed our annual goodwill impairment evaluation for our three reporting units, Domestic Regulated and Compliance Services, Domestic Regulated Recall and Returns Management Services, and International Regulated and Compliance Services. We calculate the fair value of our reporting units using an income method and validate those results using a market approach. Both the income and market approaches indicated no impairment to goodwill in any of our three reporting units. See Note 11 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for more information about goodwill and the annual impairment test.
We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore they are not amortized. We also have a tradename that we have determined has an indefinite life. Our indefinite lived intangible assets are tested for impairment annually at December 31, or more frequently, if circumstances indicate that they may be impaired. We use a qualitative assessment, as provided for under the FASB Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, to determine if is more likely than not that the asset is impaired. If there is an indication of impairment, we test the recoverability of the asset using either a discounted income or cost savings model to calculate fair value. The calculated fair value is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management. Our estimates of discounted income may differ from actual income due to, among other things, inaccuracies in economic estimates. See Note 11 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for more information about indefinite lived intangible assets.
Our finite-lived intangible assets are amortized over their useful lives using straight-line method. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 19.2 years. We have covenants not-to-compete intangibles with useful lives from 5 to 14 years, with a weighted average remaining useful life of 3.7 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 17.2 years. Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 19.1 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. See Note 11 -

Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for more information about our intangible assets other than goodwill.
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
Our customer relationship valuation model, using the multi-period excess earnings method, assumes straight-line revenue loss. The calculation of determining a revenue loss rate starts with a base-line revenue point and then tracks revenue by customer, assuming no further revenue growth, to a point of zero revenues. A calculation of base-line revenue to zero revenue determines the useful life of customer relationships. Determining an accurate consumption of benefits from acquired customer relationships cannot be reliably determined because the services we provide to acquired customers changes from the base-line revenues over an extended period of time due to factors such as volume increase, price increase, and complementary service offerings. Therefore we amortize our finite-lived intangible assets using the straight-line method consistent with our valuation model.
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
Accounts Receivable: Accounts receivable consist of amounts due to us from our normal business activities and are carried at their estimated collectible amounts. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than approximately 1.5% of our accounts receivable. Bad debt expense was $13.7 million, $9.9 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation: We issue stock options and restricted stock units ("RSU") to employees and directors as an integral part of our compensation programs. Stock options cost is measured at the grant date using the Black-Scholes model and is recognized as expense over the vesting period. Determining the fair value of stock options at the grant date requires estimating the expected volatility of our stock, the expected term of the award, and the risk-free rate. Our stock’s expected volatility and the expected term of the awards are based upon historical experience. The risk-free interest rate assumption is based upon the U.S. Treasury yield rates of a comparable period. The fair value of RSU is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	5 to 50 years
Machinery and equipment	2 to 30 years
Containers	2 to 20 years
Vehicles	2 to 10 years
Office equipment and furniture	2 to 20 years
Software	2 to 15 years
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
Financial Instruments: Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, derivatives, and long-term debt. At December 31, 2015, the fair value of the Company’s debt obligations was estimated at $3.22 billion, compared to a carrying amount of $3.21 billion. This fair value was estimated using market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than approximately 1.5% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses. For any contracts in loss positions, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of our expectations.
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
Future estimated expenses may fluctuate depending on changes in foreign currency rates. The estimates for payments due on long-term debt, lease payments under capital leases, accrued liabilities, contingent consideration liabilities, intangible assets amortization expense, and rental payments are based upon foreign exchange rates at December 31, 2015.
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
New Accounting Standards:
Accounting Standards Recently Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On January 1, 2015, we adopted Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," guidance on the presentation and disclosures of reporting discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. The Company has not disposed of a component of our entity and therefore the implementation of this guidance did not affect our financial position, results of operations, or disclosure requirements.

Simplifying the Accounting for Measurement-Period Adjustments
As of December 31, 2015, we early adopted ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement-period adjustments during the period in which it determines the amount of the adjustment. The implementation of this guidance did not materially impact our financial statements.
Balance Sheet Classification of Deferred Taxes
As of December 31, 2015, we early adopted ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. At December 31, 2014, we have reclassified $28.3 million of current deferred tax assets to noncurrent deferred tax liabilities to conform to the current period balance sheet presentation. Other than the change in balance sheet presentation, there were no other impacts.
Accounting in the Cloud
As of December 31, 2015, we adopted ASU No. 2015-05, "Intangible - Goodwill and Other - Internal-Use Software (Subtotal 350-40): Customer's Accounting Fees Paid in a Cloud Computing Arrangement," guidance to determine whether customers in a cloud computing arrangement should account for a contract as a software license or as a service contract. The guidance applies only to internal-use software to which a customer obtains access in a hosting arrangement. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2015, with early adoption permitted. We have evaluated our contracts and determined that our cloud computing arrangements do not include a software license criteria and therefore are properly treated as service contracts.
Accounting Standards Issued But Not Yet Adopted
Interest-Imputation of Interest
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the accounting standard update. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The revised standard will be adopted by the Company on January 1, 2016, will be applied retrospectively and will require reclassifications within the Company’s consolidated balance sheets and statements of cash flows. The revised standard only affects presentation and therefore will not have an impact on the Company’s results of operations.
Revenue From Contracts With Customers
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the new revenue recognition standard and have not determined whether the adoption will have a material impact on our consolidated financial statements.
NOTE 3 – ACQUISITIONS
The following table summarizes the locations of our acquisitions for the years ended December 31, 2015, 2014 and 2013:

Acquisition Locations	2015	2014	2013
United States	19	17	13
Argentina	—	2	3
Brazil	2	3	2
Canada	2	2	3
Chile	—	3	1
Ireland	1	—	—
Japan	—	2	3
Mexico	3	—	1
Netherlands	2	—	—
Portugal	—	5	2
Romania	4	3	6
Republic of Korea	6	1	—
Spain	4	3	3
United Kingdom	—	3	12
Total	43	44	49
During 2015, we completed 43 acquisitions, of which 19 were domestic and 24 were international. Domestically, we acquired selected assets of eleven regulated waste businesses, 100% of the stock of two regulated waste businesses, selected assets of one communication services business and 100% of the stock of another communication services business. Additionally, we acquired selected assets of four secure information destruction businesses.
In Brazil, we acquired 100% of the stock of two regulated waste businesses. In Canada, we acquired 100% of the stock of one communication services and one secure information destruction business. In Ireland, we acquired 100% of the stock of one regulated waste business. In Mexico, we acquired 100% of the stock of two regulated waste businesses and selected assets of another. In the Netherlands, which represents a new market for us, we acquired 100% of the stock of one regulated waste business and selected assets of another. In Romania, we acquired selected assets of three regulated waste businesses and 100% of the stock of another. In the Republic of Korea, we acquired selected assets of six regulated waste businesses. In Spain, we acquired selected assets of four regulated waste businesses.
The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the years ended December 31, 2015, 2014 and 2013:

In thousands
	2015	2014	2013
Cash	$2,419,437	$374,321	$161,936
Promissory notes	64,072	125,229	64,581
Deferred consideration	3,172	3,535	31,149
Contingent consideration	12,945	17,174	4,371
Total purchase price	$2,499,626	$520,259	$262,037
For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the twelve months ended December 31, 2015, we recognized a net increase in goodwill of $1.42 billion excluding the effect of foreign currency translation (see Note 11 – Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements). A net increase of $1.13 billion was assigned to our United States reportable segment, and a net increase of $289.1 million was assigned to our International reportable segment. Approximately $528.6 million of the goodwill recognized during the twelve months ended December 31, 2015 will be deductible for income taxes.
During the twelve months ended December 31, 2015, we recognized a net increase in intangible assets from acquisitions of $1.05 billion, excluding the effect of foreign currency translation. The changes include $599.4 million in the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years, $1.4 million in permits with indefinite lives, $423.3 million in tradenames with indefinite lives, and $27.9 million in other intangibles with amortizable lives of 3 to 20 years.
The purchase prices for these acquisitions in excess of acquired tangible and identifiable intangible assets have been primarily allocated to goodwill, and are preliminary pending the completion of certain intangible asset valuations and completion accounts. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the years ended December 31, 2015, 2014 and 2013:

In thousands
	2015	2014	2013
Fixed assets	$198,145	$98,916	$15,582
Intangibles	1,052,016	276,798	92,398
Goodwill	1,422,673	235,597	179,795
Accounts receivable	135,800	68,019	19,920
Net other assets/ (liabilities)	18,133	(11,702)	3,260
Environmental remediation liabilities	—	(32,383)	—
Current liabilities	(91,522)	(67,334)	(23,200)
Debt	(4,966)	(22,102)	(7,512)
Net deferred tax liabilities	(230,653)	(18,769)	(13,995)
Noncontrolling interests	—	(6,781)	(4,211)
Total purchase price allocation	$2,499,626	$520,259	$262,037
During the twelve months ended December 31, 2015, 2014 and 2013 the Company incurred $39.1 million, $13.3 million, and $10.3 million, respectively, of acquisition related expenses. These expenses are included with "Selling, general and administrative expenses" ("SG&A") on our Consolidated Statements of Income.

Included in the acquisitions discussed above, is the acquisition of Shred-it International ULC, an Alberta unlimited liability corporation ("SII"), Shredit JV LP, an Ontario limited partnership ("Shred-it JV"), Boost GP Corp., an Ontario corporation ("Boost GP"), and Boost Holdings LP, an Ontario limited partnership (together with SII, Shred-it JV and Boost GP, "Shred-it"). On October 1, 2015, we acquired Shred-it for an aggregate purchase price of $2.3 billion in cash. Shred-it is the global leader in secure information destruction, a highly complementary service to our regulated waste and compliance services and will provide operational synergies stemming from our core competencies in route logistics and lean management systems.
The following table summarizes the preliminary purchase price allocation by major asset acquired and liability assumed, as well as the amount of goodwill recognized for Shred-it acquisition and in aggregate for all other 2015 acquisitions:

In thousands
	Shred-it Acquisition	Other Acquisitions	Total
Fixed assets	$174,250	$23,895	$198,145
Intangibles	955,000	97,016	1,052,016
Goodwill	1,333,046	89,627	1,422,673
Accounts receivable	117,541	18,259	135,800
Net other assets/ (liabilities)	16,738	1,395	18,133
Current liabilities	(72,178)	(19,344)	(91,522)
Debt	—	(4,966)	(4,966)
Net deferred tax liabilities	(220,505)	(10,148)	(230,653)
Total purchase price allocation	$2,303,892	$195,734	$2,499,626
The amounts in the table above are subject to change upon finalization of asset valuations and completion accounts. We used various techniques to determine fair value:
•For fixed assets, we used a Market Approach to make preliminary estimates of fair value.
•For customer relationships, we used an Income Approach using the Multi-Period Excess Earnings Method ("MPEEM") to make preliminary estimates of fair value of $534.0 million.
•For the Shred-it tradename, we used an Income Approach using the Relief from Royalties method to make preliminary estimates of fair value of $421.0 million.
The results of operations of these acquired businesses have been included in the consolidated statements of income from the date of the acquisition. Our revenues for the twelve months ended December 31, 2015 from the aggregate acquisitions during 2015 was approximately $258.5 million, of which $177.4 million was from the Shred-it acquisition. Our pro forma earnings include estimates for intangible asset amortization expense but does not include estimated synergies as the timing and realizability of synergies is uncertain.
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates. The following consolidated pro forma information on the impact of the 2015 acquisitions to our consolidated revenues and net income is based on the assumption that these acquisitions all occurred on January 1, 2014:

In thousands
	Years Ended December 31,
	2015	2014
Revenues	$3,569,490	$3,397,646
Net income	307,994	375,339
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

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$55,634	$55,634	$—	$—
Short-term investments	69	69	—	—
Derivative financial instruments	1,207	—	1,207	—
Total assets	$56,910	$55,703	$1,207	$—
Liabilities:
Contingent considerations	$25,390	$—	$—	$25,390
Derivative financial instruments	—	—	—	—
Total liabilities	$25,390	$—	$—	$25,390

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$22,236	$22,236	$—	$—
Short-term investments	380	380	—	—
Derivative financial instruments	515	—	515	—
Total assets	$23,131	$22,616	$515	$—
Liabilities:
Contingent considerations	$19,941	$—	$—	$19,941
Derivative financial instruments	2,408	—	2,408	—
Total liabilities	$22,349	$—	$2,408	$19,941
For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.
We recorded a $1.2 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as other assets at December 31, 2015. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.
In March 2015, we cash settled a treasury lock hedge for $8.8 million of which $5.3 million, net of $3.5 million tax, was recognized in accumulated other comprehensive income. The purpose was to lock in the interest rate on the issuance of private placement debt in July 2015 and to eliminate interest rate risk.
We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $25.4 million, of which $9.1 million was classified as current liabilities at December 31, 2015. Contingent consideration liabilities were $19.9 million at December 31, 2014. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $44.8 million at December 31, 2015. Contingent consideration liabilities are reassessed each quarter and are reflected in the Consolidated Balance Sheets in current liabilities within "Other current liabilities" and in non-current liabilities within "Other liabilities." Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at January 1, 2015	$19,941
Increases due to acquisitions	12,945
Decrease due to payments	(1,853)
Changes due to foreign currency fluctuations	(5,003)
Changes in fair value reflected in Selling, general, and administrative expenses	(640)
Contingent consideration at December 31, 2015	$25,390
Fair Value of Debt: At December 31, 2015, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $3.22 billion compared to a carrying amount of $3.21 billion. At December 31, 2014, the fair value of the Company’s debt obligations was estimated, using Level

2 inputs, at $1.67 billion compared to a carrying amount of $1.66 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.
NOTE 5 – INCOME TAXES
The U.S. and International components of income before income taxes consisted of the following for the years ended December 31, 2015, 2014 and 2013:

In thousands
	2015	2014	2013
United States	$378,815	$441,029	$407,315
Foreign	32,092	46,539	70,431
Total income before income taxes	$410,907	$487,568	$477,746
Significant components of our income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows:

In thousands
	2015	2014	2013
Current
United States - federal	$105,941	$118,217	$103,751
United States - state and local	15,544	13,023	11,683
Foreign	16,512	14,930	24,486
	137,997	146,170	139,920
Deferred
United States - federal	23,762	29,730	31,808
United States - state and local	2,504	948	5,510
Foreign	(21,369)	(15,339)	(10,246)
Foreign - changes in statutory rates	—	(2,087)	(2,330)
	4,897	13,252	24,742
Total provision	$142,894	$159,422	$164,662
A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	3.1%	1.9%	2.3%
Foreign tax rates	(0.4)%	(0.5)%	(0.8)%
Change in deferred tax assets from an increase in tax basis of foreign assets	(2.2)%	(1.8)%	—%
Other	(0.7)%	(1.9)%	(2.0)%
Effective tax rate	34.8%	32.7%	34.5%
Cash payments for income taxes were $125.1 million, $128.1 million, and $102.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Our deferred tax liabilities and assets at December 31, 2015 and 2014 were as follows:

In thousands
	2015	2014
Deferred tax liabilities:
Property, plant and equipment	$(44,914)	$(41,071)
Goodwill and intangibles	(719,789)	(453,854)
Other	(5,747)	—
Total deferred tax liabilities	(770,450)	(494,925)
Deferred tax assets:
Accrued liabilities	69,895	32,664
Stock based compensation	74,794	21,139
Other	—	17,922
Net operating tax loss carry-forwards	37,976	20,017
Less: valuation allowance	(17,585)	(56)
Total deferred tax assets	165,080	91,686
Net deferred tax liabilities	$(605,370)	$(403,239)
At December 31, 2015, net operating loss carry-forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry-forwards related to our acquisitions. The net operating loss carry-forwards from foreign and domestic acquisitions are approximately $120.5 million and certain of these net operating loss carry-forwards begin to expire in 2017. The tax benefit of these net operating losses is approximately $38.0 million at December 31, 2015, on which a valuation allowance of $17.6 million was recorded offsetting such tax benefit.
Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. The cumulative amounts of such earnings are approximately $582 million at December 31, 2015, and it is not practicable to estimate the amount of tax that may be payable upon distribution assuming repatriation.
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
The total amount of unrecognized tax positions at December 31, 2015 is $24.9 million. Acquisition activity has contributed to this amount. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $19.6 million. We recognized interest and penalties accrued related to income tax reserves in the amount of $0.7 million and $0.3 million, for the years ended December 31, 2015 and 2014, respectively, as a component of income tax expense.

The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2015 and 2014:

In thousands
Unrecognized tax positions, January 1, 2014	$14,910
Gross increases—tax positions in prior periods	200
Gross decreases—tax positions in prior periods	(762)
Gross increases—current period tax positions	3,081
Settlement	(1,165)
Lapse of statute of limitations	(1,169)
Unrecognized tax positions, December 31, 2014	$15,095
Gross increases—tax positions in prior periods	7,239
Gross decreases—tax positions in prior periods	(793)
Gross increases—current period tax positions	5,976
Settlement	(200)
Lapse of statute of limitations	(2,375)
Unrecognized tax positions, December 31, 2015	$24,942
The table above reflects $5.3 million in gross increases for tax positions in prior periods, which relate to recently acquired uncertain tax positions. The securities purchase agreement provides that the Vendor is liable for and has indemnified Stericycle against all income tax liabilities for periods prior to the acquisition. Stericycle will be responsible for unrecognized tax benefits and related interest and penalties for periods after the acquisition.
NOTE 6 – STOCK BASED COMPENSATION
At December 31, 2015, we had the following active stock option plans:
•the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;
•the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;
•the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;
•the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;
•the 2000 Non-statutory Stock Option Plan, which expired in February 2010;
•the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001.
At December 31, 2015, we have reserved a total of 8,637,762 shares for issuance under these plans.
In terms of the stock options authorized, the 2014 Plan, 2011 Plan, 2008 Plan, and the 2005 Plan provide for the grant of non-statutory stock options ("NSOs") and incentive stock options ("ISOs") intended to qualify under section 422 of the Internal Revenue Code; and the 2000 Plan provides for the grant of NSOs.
The 2014, 2011, 2008 and 2005 Plans authorize awards to our officers, employees and consultants, and following the expiration of the Directors Plan in May 2006, to our directors; and the 2000 Plan authorized awards to our employees and consultants but not to our officers and directors.
The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant. The maximum term of an option granted under any plan may not exceed 8 or 10 years. An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment. New shares are issued upon exercise of stock options.
Employee Stock Purchase Plan:
In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan ("ESPP"), which our stock holders approved in May 2001, and was made effective as of July 1, 2001. The ESPP authorizes 900,000 shares of our common stock, which substantially most employees may purchase through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period. During 2015, 2014 and 2013, 68,039 shares, 60,189 shares, and 52,956 shares respectively, were issued through the ESPP. At December 31, 2015, we had 191,464 shares available for issuance under the ESPP plan.
Stock Based Compensation Expense:
During 2015, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value determined in accordance with the provisions of FASB accounting standards for share-based payments.
The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units ("RSUs"), and the ESPP included in the Consolidated Statements of Income:

In thousands
	Years Ended December 31,
	2015	2014	2013
Cost of revenues - stock option plan	$92	$52	$120
Selling, general and administrative - stock option plan	18,541	15,214	15,212
Selling, general and administrative - RSUs	1,484	1,267	1,116
Selling, general and administrative - ESPP	1,633	1,240	1,009
Total pre-tax expense	$21,750	$17,773	$17,457
The following table sets forth the tax benefits related to stock compensation:

In thousands
	Years Ended December 31,
	2015	2014	2013
Tax benefit recognized in Statements of Income	$5,567	$4,849	$4,518
Excess tax benefit realized	16,897	17,906	17,153

Stock Options:
Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to the graded vesting options is recognized using the straight-line method over the vesting period.

Stock option activity for the year ended December 31, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	5,377,857	$80.88
Granted	1,056,490	130.56
Exercised	(906,104)	66.93
Forfeited	(188,927)	111.07
Canceled or expired	(4,513)	84.52
Outstanding at December 31, 2015	5,334,803	92.02
Exercisable at December 31, 2015	2,747,266	73.22
Vested and expected to vest at December 31, 2015	5,135,286	91.00
At December 31, 2015, there was $46.3 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 2.86 years.
The following table sets forth the total intrinsic value of options exercised for the years ended December 31:

In thousands
	2015	2014	2013
Total exercise intrinsic value of options exercised	$62,625	$65,884	$55,757
The total exercise intrinsic value represents the total pre-tax value (the difference between the sales price on the trading day the option was exercised and the exercise price associated with the respective option).
The following table sets forth the information related to outstanding and exercisable options for the years ended December 31:

	2015	2014	2013
Weighted average remaining contractual life of outstanding options (in years)	5.70	6.10	6.60
Total aggregate intrinsic value of outstanding options (in thousands)	$162,400	$269,900	$254,200
Weighted average remaining contractual life of exercisable options (in years)	4.70	5.10	5.30
Total aggregate intrinsic value of exercisable options (in thousands)	$130,600	$178,300	$161,100
The total aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2015; this amount changes based on the fair market value of our stock.

Options outstanding and exercisable at December 31, 2015 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$29.54 - $51.55	912,043	3.15	$47.61	912,043	$47.61
$52.05 - $85.00	956,708	4.22	72.90	817,286	70.84
$85.02 - $85.76	10,650	6.25	85.40	5,750	85.37
$86.24 - $86.24	604,758	6.09	86.24	302,334	86.24
$86.83 - $95.03	142,097	6.02	89.83	110,895	89.11
$95.87 - $95.87	781,470	7.12	95.87	299,599	95.87
$95.92 - $115.51	162,252	7.25	110.41	102,739	109.94
$115.69 - $115.69	732,411	6.14	115.69	147,361	115.69
$115.82 - $130.11	128,583	7.68	122.59	15,954	117.80
$130.19 - $141.56	903,831	7.33	131.20	33,305	133.49
$29.54 - $141.56	5,334,803	5.70	$92.02	2,747,266	$73.22
The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Years Ended December 31,
	2015	2014	2013
Stock options granted (shares)	1,056,490	981,583	1,057,630
Weighted average fair value at grant date	$22.90	$21.31	$22.02
Assumptions:
Expected term (in years)	4.79	4.76	5.81
Expected volatility	16.71%	17.23%	27.03%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.47%	1.53%	1.00%
Restricted Stock Units:
The fair value of restricted stock units ("RSUs") is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. RSUs vest and released at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio. The following table sets forth the information related to RSUs for the years ended December 31:

	2015	2014	2013
Total aggregate intrinsic value of outstanding units (in thousands)	$8,441	$8,337	$8,185
Per share fair value of units granted	114.27	115.67	96.40

A summary of the status of our non-vested RSUs and changes during the year ended December 31, 2015, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	63,600	$96.04
Granted	12,124	114.27
Forfeited	(4,273)	101.20
Non-vested at December 31, 2015	71,451	101.29
At December 31, 2015, there was $3.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.20 years. There were no units that vested during the year ended December 31, 2015. The fair value of units that vested during the years ended December 31, 2014 and 2013 was $2.0 million and $1.2 million, respectively.
NOTE 7 – PREFERRED STOCK
At December 31, 2015, we had 1,000,000 authorized shares of preferred stock and 770,000 shares issued and outstanding under Mandatory Convertible Preferred Stock. At December 31 2014, we had 1,000,000 authorized shares of preferred stock and no shares issued or outstanding.
Series A Mandatory Convertible Preferred Stock Offering: On September 15, 2015, we completed a registered public offering of 7,700,000 depositary shares, each representing a 1/10th interest in a share of our 5.25% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a public offering price of $100.00 per depository share for total gross proceeds of $770.0 million. Net proceeds were $746.9 million after deducting underwriting discounts, commissions and expenses. We used the net proceeds from this offering to fund a portion of the purchase price paid for our acquisition of Shred-it (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information).
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
Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.00 per share with respect to the depositary shares). The dividends may be payable in cash, or subject to certain limitations, in shares of our common stock, or any combination of cash and shares of our common stock, on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2015, and to, and including, September 15, 2018.

NOTE 8 – EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding restricted stock awards and stock options. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use "if-converted method." Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back to net income attributable to Stericycle, the numerator. The Mandatory Convertible Preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting common shares are included in the denominator. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to Stericycle, Inc.	$267,046	$326,456	$311,372
Less: mandatory convertible preferred stock dividend	10,106	—	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	256,940	326,456	311,372
Denominator:
Denominator for basic earnings per share-weighted average shares	84,944,841	84,932,792	85,902,550
Effect of diluted securities:
Employee stock options	1,217,768	1,300,820	1,489,438
Mandatory convertible preferred stock (1)	—	—	—
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	86,162,609	86,233,612	87,391,988
Earnings per share – Basic	$3.02	$3.84	$3.62
Earnings per share – Diluted	$2.98	$3.79	$3.56
(1) In 2015, the weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 1,648,318 shares were excluded from the computation of diluted earnings per share as such conversion would have been anti-dilutive.
In 2015, 2014 and 2013, options to purchase 818,093 shares, 830,755 shares, and 846,808 shares, respectively, at exercise prices of $117.09-$141.56, $105.12-$132.95, and $94.76-$119.19 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation in the Notes to the Consolidated Financial Statements.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the changes in the components of accumulated other comprehensive income for 2015, 2014 and 2013:

In thousands
	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income/ (Loss)
Beginning balance at January 1, 2013	$(37,292)	$(1,772)	$(39,064)
Period change	(17,718)	314	(17,404)
Ending balance at December 31, 2013	$(55,010)	$(1,458)	$(56,468)
Period change	(80,221)	(1,730)	(81,951)
Ending balance at December 31, 2014	$(135,231)	$(3,188)	$(138,419)
Period change	(140,809)	(3,403)	(144,212)
Ending balance at December 31, 2015	$(276,040)	$(6,591)	$(282,631)
The net tax impact of the unrealized gains/ (losses) on cash flow hedges in accumulated other comprehensive income at December 31, 2015, 2014 and 2013 was $2.2 million, $0.6 million, and $0.2 million, respectively. Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.
NOTE 10 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2015 and 2014 consisted of the following items:

In thousands
	2015	2014
Land and improvements	$65,621	$63,600
Building and improvements	166,874	142,680
Machinery and equipment	314,252	250,684
Vehicles	136,379	56,650
Containers	190,454	155,238
Office equipment and furniture	117,632	80,158
Software	46,979	40,291
Construction in progress	53,430	35,231
Total property, plant & equipment	1,091,621	824,532
Less: accumulated depreciation	(426,019)	(364,124)
Property, plant and equipment, net	$665,602	$460,408
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

Goodwill:
We have two geographical reportable segments, "United States" and "International," both of which have goodwill. We have retroactively reclassified $4.3 million of goodwill related to Puerto Rico from the United States segment to the International segment. The changes in the carrying amount of goodwill since January 1, 2014, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance at January 1, 2014	$1,673,810	$557,772	$2,231,582
Goodwill acquired during year	169,754	88,263	258,017
Purchase accounting allocation adjustments	(4,825)	(17,595)	(22,420)
Changes due to foreign currency fluctuations	—	(48,347)	(48,347)
Balance at December 31, 2014	1,838,739	580,093	2,418,832
Goodwill acquired during year	1,177,431	273,519	1,450,950
Purchase accounting allocation adjustments	(43,895)	15,618	(28,277)
Goodwill other changes	—	(440)	(440)
Changes due to foreign currency fluctuations	—	(82,888)	(82,888)
Balance at December 31, 2015	$2,972,275	$785,902	$3,758,177
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
Market Approach: Our market approach begins by calculating the market capitalization of the Company using the average stock price for the prior twelve months and the outstanding share count at June 30, 2015. We then look at the Company's Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA"), adjusted for stock compensation expense and other items, such as changes in the fair value of contingent consideration, restructuring and plant conversion expense, and litigation settlements, for the prior twelve months. The calculated market capitalization is divided by the modified EBITDA to arrive at a valuation multiple. The fair value of each reporting unit is then calculated by taking the product of the valuation multiple and the trailing twelve months' modified EBITDA of that reporting unit. The fair value was then compared to the reporting units'

book value and determined to be in excess of the book value. We believe that starting with the fair value of the company as a whole is a reasonable measure as that fair value is then allocated to each reporting unit based on that reporting unit's individual earnings. A sustained drop in our stock price would have a negative impact to our fair value calculations. A temporary drop in earnings of a reporting unit would have a negative impact to our fair value calculations.
The results of our goodwill impairment test using the market approach corroborated the results of the impairment test under the income approach and indicated the fair value of our reporting units exceeded their respective book values by substantial amounts.
Other Intangible Assets:
At December 31, 2015 and 2014, the values of other intangible assets were as follows:

In thousands
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,304,388	$144,020	$1,160,368	$755,148	$107,365	$647,783
Covenants not-to-compete	6,878	5,141	1,737	8,474	5,688	2,786
Tradenames	3,819	948	2,871	6,062	1,313	4,749
Other	18,902	916	17,986	1,150	556	594
Indefinite lived intangibles:
Operating permits	233,101	—	233,101	247,933	—	247,933
Tradenames	426,498	—	426,498	5,800	—	5,800
Total	$1,993,586	$151,025	$1,842,561	$1,024,567	$114,922	$909,645
The changes in the carrying amount of intangible assets since January 1, 2014 were as follows:

In thousands
Total
Balance as of January 1, 2014	$720,035
Intangible assets acquired during the year	277,041
Impairments during the year	(9,863)
Amortization during the year	(32,692)
Changes due to foreign currency fluctuations	(44,876)
Balance as of December 31, 2014	909,645
Intangible assets acquired during the year	1,052,016
Impairments during the year	(4,177)
Amortization during the year	(45,498)
Changes due to foreign currency fluctuations	(69,425)
Balance at December 31, 2015	$1,842,561
In 2015 and 2014, $4.2 million and $9.9 million of intangibles were impaired, respectively, due to rationalizing certain of our domestic and international operations. Intangibles impaired in 2015 included $0.2 million of customer relationships, $1.3 million of tradenames and $2.7 million of operating permits. These expenses are reflected as part of SG&A on our Consolidated Statements of Income. Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical "market participant" regardless of the acquirers' intended use for these assets. This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets. We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year, or more frequently, if circumstances indicate that they may be impaired.
Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 19.2 years. We have covenants not-to-compete intangibles with useful lives from 5 to 14 years, with a weighted average remaining useful life of 3.7 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 17.2 years. Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 19.1 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized. We also have a tradename that we have determined has an indefinite life.
During the years ended December 31, 2015, 2014 and 2013 the aggregate amortization expense was $45.5 million, $32.7 million and $27.1 million, respectively.
The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2016	$72,174
2017	71,507
2018	71,459
2019	71,302
2020	71,012
Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates at December 31, 2015.
NOTE 12 – ACCRUED LIABILITIES
Accrued liabilities at December 31, 2015 and 2014 consisted of the following items:

In thousands
	2015	2014
Accrued compensation	$62,721	$37,932
Accrued insurance	43,390	40,387
Accrued taxes	27,363	17,847
Accrued interest	13,829	9,096
Accrued professional services liabilities	6,948	3,703
Accrued liabilities - other	43,078	22,778
Total accrued liabilities	$197,329	$131,743
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
At December 31, 2015, the total environmental remediation liabilities recorded were $30.8 million, of which $2.1 million was classified as accrued liabilities and $28.7 million was classified as other liabilities.
NOTE 14 – DEBT
Long-term debt consisted of the following at December 31:

In thousands
	2015	2014
Obligations under capital leases	$15,024	$9,185
$1.20 billion senior credit facility weighted average rate 1.54%, due in 2019	353,763	459,975
$1.25 billion term loan weighted average rate 1.71%, due in 2020	1,250,000	—
$100 million private placement notes 5.64%, due in 2015	—	100,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	—
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	—
$100 million private placement notes 2.79%, due in 2023	100,000	—
$150 million private placement notes 3.18%, due in 2023	150,000	—
Promissory notes and deferred consideration weighted average rate of 2.54% and weighted average maturity of 3.4 years	239,731	279,590
Foreign bank debt weighted average rate 8.98% and weighted average maturity of 2.1 years	105,530	160,465
Total debt	3,214,048	1,659,215
Less: current portion of total debt	161,409	131,969
Long-term portion of total debt	$3,052,639	$1,527,246
Our $1.20 billion senior credit facility maturing in June 2019, our $1.25 billion term loan maturing in August 2020, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, our $150.0 million private placement maturing in October 2021, our $125.0 million private placement notes maturing in December 2022, our $200.0 million private placement notes maturing July 2022, our $100.0 million private placement notes maturing in July 2023, and our $150.0 million private placement notes maturing in October 2023 all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At December 31, 2015, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.
At December 31, 2015 and 2014, we had $160.4 million and $162.9 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility was $685.8 million and $577.1 million at December 31, 2015 and 2014, respectively.
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
The Company entered into a Term Loan Credit Agreement dated as of August 21, 2015 (the "Term Loan Credit Agreement") with Bank of America, N.A., as the Administrative Agent maturing on August 21, 2020. The Term Loan Credit Agreement provides for a term loan credit facility ("Term Loan Credit Facility") under which the Company may obtain loans up to an aggregate amount of $1.5 billion. Borrowings under the Term Loan Credit Facility may bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate. The Base Rate is for any day a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate" and (iii) the Eurodollar Rate plus 1.00%. The Applicable Rate depends on the consolidated leverage ratio for the Company and its subsidiaries as set forth in the most recent compliance certificate received by the administrative agent. We used the proceeds from the term loan to fund a portion of the purchase price paid for the Shred-it acquisition (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information).
On October 1, 2015, we issued and sold to the purchasers $150.0 million of new six-year 2.89% unsecured senior notes and $150.0 million of new eight-year 3.18% unsecured senior notes (collectively, the "Notes"). The Notes bear interest on the unpaid principal thereof from October 1, 2015 at their respective stated rates of interest payable in arrears semi-annually on the first (1st) day of April and October in each year and at maturity, commencing on April 1, 2016. The Notes are unsecured obligations. We used the proceeds from the unsecured senior notes to fund a portion of the purchase price paid for the Shred-it acquisition (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information).
Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2015 are as follows:

In thousands
2016	$157,227
2017	345,342
2018	215,549
2019	862,803
2020	875,159
Thereafter	742,944
$3,199,024
We paid interest of $68.0 million, $57.8 million, and $51.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Property under capital leases included with property, plant and equipment in the accompanying consolidated balance sheets is as follows at December 31:

In thousands
	2015	2014
Land	$157	$174
Buildings	804	896
Machinery and equipment	6,105	1,230
Vehicles	15,925	13,108
Less: accumulated depreciation	(7,148)	(5,375)
	$15,843	$10,033
Amortization related to these capital leases is included with depreciation expense.
Minimum future lease payments under capital leases are as follows:

In thousands
2016	$4,622
2017	5,364
2018	2,041
2019	2,226
2020	1,557
Thereafter	419
Total minimum lease payments	16,229
Less: amounts representing interest	(1,205)
Present value of net minimum lease payments	15,024
Less: current portion included in other current liabilities	(4,182)
Long-term obligations under capital leases	$10,842
NOTE 15 – LEASE COMMITMENTS
We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates over the next 20 years. The leases for most of the properties contain renewal provisions.
Rent expense for 2015, 2014 and 2013 was $139.0 million, $111.5 million, and $92.4 million, respectively.
Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2015 for each of the next five years and in the aggregate are as follows:

In thousands
2016	$104,958
2017	89,284
2018	71,264
2019	52,923
2020	34,078
Thereafter	47,168
$399,675

NOTE 16 – PRODUCTS AND SERVICES AND GEOGRAPHIC INFORMATION
The FASB Accounting Standards Codification Topic 280, Segment Reporting, requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have two operating and reportable segments based on the organizational structure of our Company and information reviewed by our Chief Operating Decision Maker. These operating and reportable segments are Domestic Regulated and Compliance Services ("Domestic") and International Regulated and Compliance Services ("International"). We are in the process of determining the integration of the Shred-it organization within Stericycle. Currently the operations of Shred-it are part of our Domestic Regulated and Compliance Services and International operating segments, based on the the location of the revenue producing customer.
We have retroactively reclassified immaterial amounts related to Puerto Rico from the United States segment to the International segment.
Summary information for our reportable segments is as follows:

In thousands
	Years Ended December 31,
	2015	2014	2013
Revenues:
United States	$2,165,030	$1,788,390	$1,498,347
International:
Europe	441,231	407,082	341,387
Other international countries	379,647	360,129	303,073
Total International	820,878	767,211	644,460
Total	$2,985,908	$2,555,601	$2,142,807
Income before income taxes:
United States	$382,692	$436,958	$405,403
International	28,215	50,610	72,343
Total	$410,907	$487,568	$477,746
Total assets:
United States	$5,173,779	$2,916,296	$2,557,224
International	1,903,671	1,457,006	1,330,749
Total	$7,077,450	$4,373,302	$3,887,973
Property, Plant and Equipment, net:
United States	$434,202	$284,788	$212,518
International:
Europe	95,771	70,621	74,915
Other international countries	135,629	104,999	71,534
Total International	231,400	175,620	146,449
Total	$665,602	$460,408	$358,967
Revenues are attributable to countries based on the location of customers. Intercompany revenues recorded by the United States for work performed in Canada are eliminated prior to reporting United States revenues. The same accounting principles and critical accounting policies are used in the preparation of the financial statements for both reportable segments.

Detailed information for our United States reportable segment is as follows:

In thousands
	Years Ended December 31,
	2015	2014	2013
Regulated and compliance solutions	$2,062,204	$1,707,031	$1,400,572
Recall and returns solutions	102,826	81,359	97,775
Total revenues	$2,165,030	$1,788,390	$1,498,347
Net interest expense	51,680	44,850	43,012
Income before income taxes	382,692	436,958	405,403
Income taxes	145,815	161,497	152,753
Net income attributable to Stericycle, Inc.	$236,877	$275,461	$252,650

Depreciation and amortization	$78,587	$59,389	$49,725
Capital expenditures	53,495	56,507	42,760
Detailed information for our International reportable segment is as follows:

In thousands
	Years Ended December 31,
	2015	2014	2013
Revenues - Regulated and compliance solutions	$820,878	$767,211	$644,460
Net interest expense	25,594	21,172	11,937
Income before income taxes	28,215	50,610	72,343
Income taxes	(2,921)	(2,075)	11,909
Net income	31,136	52,685	60,434
Less: net income attributable to noncontrolling interests	967	1,690	1,712
Net income attributable to Stericycle, Inc.	$30,169	$50,995	$58,722

Depreciation and amortization	$48,825	$45,227	$38,683
Capital expenditures	61,266	29,989	30,349
NOTE 17 – RESTRUCTURING CHARGES
During the first quarter of 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset and intangible assets impairments, and recognition of lease expense for properties no longer used but for which we have a contractual obligation. The recorded restructuring liabilities are expected to be paid primarily within the current year. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available. There could be additional initiatives in the future to further streamline our operations. As such, the Company expects further expenses related to workforce reductions and other facility rationalization costs when those restructuring plans are finalized and related expenses are estimable.
The following table below highlights $19.1 million of pre-tax restructuring charges by reporting segment for the year ended December 31, 2015, which are reflected as part of SG&A on our Consolidated Statements of Income:

In thousands
	Year Ended December 31, 2015
	United States	International	Total Charges to Income
Employee severance and related costs	$4,284	$4,275	$8,559
Other costs	2,963	1,494	4,457
Non-cash items:
Fixed assets impairment	3,133	70	3,203
Intangible assets impairment	2,167	247	2,414
Other	—	445	445
Total pre-tax restructuring expenses	$12,547	$6,531	$19,078
The following table summarizes restructuring activity during 2015 which is reflected in the Consolidated Balance Sheets as part of "Accrued liabilities:"

In thousands
	Employee Severance and Related Costs	Other Costs	Total
Liability balance at January 1, 2015	$—	$—	$—
Charges to income	8,559	4,457	13,016
Payments	(7,469)	(2,891)	(10,360)
Other	14	—	14
Liability balance at December 31, 2015	$1,104	$1,566	$2,670
NOTE 18 – EMPLOYEE BENEFIT PLAN
We have two 401(k) defined contribution retirement savings plans (the “plan(s)”), one of which was part of the recent Shred-it acquisition, covering substantially all domestic employees. The following describes our two domestic plans:
•Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750. Our contributions for the years ended December 31, 2015, 2014 and 2013 were $4.8 million, $3.6 million, and $3.0 million, respectively.
•Each participant may elect to defer a portion of his or her compensation subject to certain limitations. They Company may contribute up to 100% of the first 3% of the employee's eligible earnings, plus up to 50% of the next 2% of the employee's eligible earnings, subject to IRS limits. Our contribution for the fourth quarter of 2015 was $0.9 million.
The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For the years ended December 31, 2015, 2014 and 2013, total contributions made by the Company for these plans were approximately $2.1 million, $1.9 million, and $0.9 million, respectively.
NOTE 19 – LEGAL PROCEEDINGS
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
Qui Tam Action. As disclosed in our current report on Form 8-K filed on October 14, 2015, we entered into a settlement agreement on October 8, 2015 to resolve all claims made against us in the previously disclosed qui tam (or "whistle blower") action filed in the United States District Court for the Northern District of Illinois captioned United States of America ex rel. Jennifer D. Perez v. Stericycle, Inc., Case No. 1:08-cv-2390 (the "Qui Tam Action"). Originally filed under seal on April 28, 2008 by a former employee of ours ("Relator") on behalf of the federal government, the Qui Tam Action was amended on June 28, 2010 to add the States of California, Delaware, Florida, Illinois, Indiana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Rhode Island, Tennessee, the Commonwealths of Massachusetts and Virginia, and the District of Columbia (except for New Hampshire and New York, the "Government Entities"). The Qui Tam Action was further amended on July 23, 2013 to allege certain claims on behalf of the Government Entities and to drop any claims on behalf of the State of New Hampshire. The State of New York pursued its own investigation under the New York False Claims Act resulting in our settlement announced by the New York Attorney General’s office on January 8, 2013. Brought under the federal False Claims Act and comparable state statutes, the Qui Tam Action alleged that, from January 1, 2003 to June 30, 2014, we improperly increased our service price to certain government customers without their consent or contractual authorization. We have denied all liability for the claims made in the Qui Tam Action but have agreed to settle to avoid the expense, burden and inherent risk and uncertainty of litigation.
Under the terms of the settlement agreement entered into with Relator (the "Settlement"), we paid (i) $26.75 million to a third-party administrator to be allocated among the Government Entities as determined by the Government Entities themselves without any involvement by us and (ii) $1.75 million in full satisfaction of any claims by Relator and Relator’s counsel for attorneys’ fees, expenses and costs. We did not admit in the Settlement to any of the allegations in the Qui Tam Action, and the Settlement cannot be used as an admission of wrongdoing or liability on our part. In addition, we are completely released from any and all claims brought by Relator and the Government Entities.
In view of the Settlement, we recorded a pre-tax charge of $28.5 million during the third quarter 2015 which is included in SG&A expenses on our Consolidated Statement of Income. We made the payments described above on October 21, 2015 in accordance with the terms of the settlement agreement. On February 1, 2016, the Qui Tam Action was dismissed with prejudice pursuant to the Settlement.
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

Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal court in California, Florida, Illinois, Mississippi and Utah and in state court in California. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation granted our Motion to Transfer these related actions to the United States District Court for the Northern District of Illinois for centralized pretrial proceedings (the "MDL Action"). On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL Action, generally denying the allegations therein.
On January 29, 2016, the plaintiffs’ attorneys filed a Second Amended Consolidated Complaint and a Motion for Class Certification in the MDL Action. The Motion requests that the court certify a class of plaintiffs consisting of certain of our small quantity customers who received rate increases. We intend to strongly contest the Motion.
We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We will continue to vigorously defend ourselves against each of these lawsuits.
We have not accrued any amounts in respect of these class action lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the court will certify any class of plaintiffs or, if any class is certified, how the class would be defined, and (iii) in our judgment, there are no comparable proceedings against other defendants that might provide guidance in making estimates.
Junk Fax Lawsuit. As previously disclosed, on May 20, 2015, we entered into a settlement agreement to resolve all claims made against us and certain of our subsidiaries in Sawyer v. Stericycle, et al., Case No. 2015 CH 07190 (the "TCPA Action"), a class action complaint filed in the Circuit Court of Cook County, Illinois (the "Court"). The TCPA Action was the successor lawsuit to the class action complaint filed in the U.S. District Court for the Northern District of Illinois (Case 1:14-cv-02070) that we have previously disclosed and that was dismissed pursuant to the parties’ joint stipulation of dismissal. The TCPA Action alleged that from 2010 to 2014 we violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, by sending facsimile advertisements to plaintiffs or putative class members that either were unsolicited and/or did not contain a valid opt-out notice. We have denied all liability for the claims made in the TCPA Action but have agreed to settle to avoid the expense, burden and inherent risk and uncertainty of litigation.
Under the terms of the settlement agreement entered into with the two class representatives, we agreed to make available a fund of $45.0 million (the "Settlement Fund") to pay class members who submit a valid claim form within a 90-day period, to pay an incentive award to each of the class representatives, to pay attorneys’ fees and expenses to plaintiffs’ attorneys, and to pay fees and costs of a third-party settlement administrator (the "TCPA Settlement"). The plaintiffs’ attorneys sought attorneys’ fees of one-third of the Settlement Fund, plus out-of-pocket expenses, to be paid from the Settlement Fund. As part of the TCPA Settlement, we did not admit to any of the allegations in the TCPA Action and are completely released from any claims related to faxes sent by us or on our behalf from March 25, 2010 through April 30, 2015. On August 27, 2015, the TCPA Action was dismissed with prejudice.
Based on the claims filed in connection with the TCPA Settlement, we recorded a pre-tax charge of $28.2 million during 2015 which is included in SG&A expenses on our Consolidated Statement of Income. We made payments totaling $15.2 million in respect of the incentive awards to each of the class representatives and the attorneys’ fees and expenses of plaintiffs’ attorneys during August 2015. In December 2015, we paid a total of $13.0 million in respect of valid claims submitted by class members within the claims period.
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
On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah relating to that Office’s investigation of the same facts underlying the notice of violation (the "NOV") issued by the State of Utah Division of Air Quality (the "DAQ") that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The U.S. Attorney’s Office is investigating whether the matters forming the basis of the NOV constitute violations of the Clean Air Act and other federal statutes. Under the tolling agreement, the period from March 1, 2016 through July 31, 2016 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes. The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding. We will continue to cooperate with the investigation.

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2015 and 2014:

In thousands, except per share data
	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015	Year 2015
Revenues	$663,319	$715,689	$718,596	$888,304	$2,985,908
Gross profit	281,331	304,824	299,675	380,355	1,266,185
Acquisition expenses	(3,296)	(2,986)	(33,674)	818	(39,138)
Integration expenses	(8,886)	(8,924)	(13,447)	(20,432)	(51,689)
Change in fair value of contingent consideration	675	(35)	—	—	640
Impairment of intangible assets	—	—	—	(1,781)	(1,781)
Restructuring and plant conversion expenses	(12,302)	(3,058)	(2,721)	(4,667)	(22,748)
Litigation expenses	(2,123)	(44,827)	(12,056)	(645)	(59,651)
Net income attributable to Stericycle, Inc.	75,458	60,449	52,263	78,876	267,046
Mandatory convertible preferred stock	—	—	—	(10,106)	(10,106)
Net income attributable to Stericycle, Inc. common shareholders	75,458	60,449	52,263	68,770	256,940
* Basic earnings per common share	$0.89	$0.71	$0.62	$0.81	$3.02
* Diluted earnings per common share	$0.87	$0.70	$0.60	$0.80	$2.98

In thousands, except per share data
	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014	Year 2014
Revenues	$569,955	$640,822	$667,877	$676,947	$2,555,601
Gross profit	255,469	275,304	278,669	284,969	1,094,411
Acquisition expenses	(3,221)	(3,979)	(3,472)	(2,661)	(13,333)
Integration expenses	(2,485)	(4,679)	(7,461)	(11,343)	(25,968)
Change in fair value of contingent consideration	(4,789)	836	—	5,405	1,452
Restructuring and plant conversion expenses	(574)	(1,115)	(2,380)	(10,495)	(14,564)
Litigation expenses	(1,505)	(396)	(1,342)	(3,331)	(6,574)
Net income attributable to Stericycle, Inc.	79,149	81,936	82,845	82,526	326,456
* Basic earnings per common share	$0.93	$0.97	$0.98	$0.97	$3.84
* Diluted earnings per common share	$0.91	$0.95	$0.96	$0.96	$3.79

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

STERICYCLE, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2013	$19,443	$4,823	$322	$(5,454)	$19,134
2014	$19,134	$9,869	$842	$(10,762)	$19,083
2015	$19,083	$13,650	$3,054	$(13,458)	$22,329

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

In thousands
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2013	$3,340	$(1,451)	$(767)	$1,122
2014	$1,122	$—	$(1,066)	$56
2015	$56	$13	$17,516	$17,585

(2)	Amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.
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
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, because of material weaknesses in internal control over financial reporting described in our Management’s Report on Internal Control over Financial Reporting.

(b) Internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included in Item 8.
Planned Remediation of Material Weaknesses
We are committed to remediating the control deficiencies that gave rise to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting by implementing changes to strengthen our risk assessment process and accountability for our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses.
 To remediate the material weaknesses in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting , we will review, analyze, and properly document our processes related to internal controls over financial reporting, starting with our revenue processes. We will create standard policies and procedures related to internal control over financial reporting to be implemented throughout the organization. These measures will also include the implementation of financial reporting risk assessment and review processes to ensure the related significant accounting policies are implemented and applied properly under U.S. generally accepted accounting principles on a consistent basis throughout the Company.
(c) Changes in internal controls.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016, to be filed pursuant to Regulation 14A.
The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Report.
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016, to be filed pursuant to Regulation 14A.
We have adopted a code of business conduct that applies to all of our employees. The code of business conduct is available on our website, www.stericycle.com, under "About Us/Our Culture." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our code of conduct by posting such information on our website.
The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption "Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016, to be filed pursuant to Regulation 14A.
The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent public accountants, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories are:

In thousands
	2015	2014
Audit fees	$5,415	$2,036
Audit-related fees	—	—
Tax fees	765	316
All other fees	—	—
	$6,180	$2,352
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
1.1*
Underwriting Agreement, dated September 9, 2015, among the Registrant, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed September 15, 2015)

2.1*
Securities Purchase Agreement, dated as of July 15, 2015, among CC Shredding Holdco LLC, CC Dutch Shredding Holdco BV, Birch Hill Equity Partners Management Inc., in its own capacity and in its capacity as the Vendors’ Representative, Shred-it International Inc., certain Funds listed on Appendix A to the Securities Purchase Agreement, certain Co-Investors listed on Appendix B to the Securities Purchase Agreement, certain Management Shareholders listed on Appendix C to the Securities Purchase Agreement, the Option Participants in Boost GP Corp., Shred-it JV LP, Boost GP Corp., Boost Holdings LP, Stericycle, Inc., 1908223 Alberta ULC and 1908249 Alberta ULC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed July 21, 2015)

2.2*
Amendment No. 1 dated as of October 1, 2015 to the Securities Purchase Agreement, dated as of July 15, 2015, among CC Shredding Holdco LLC, CC Dutch Shredding Holdco BV, Birch Hill Equity Partners Management Inc., in its own capacity and in its capacity as the Vendors’ Representative, Shred-it International Inc., certain Funds listed on Appendix A to the Securities Purchase Agreement, certain Co-Investors listed on Appendix B to the Securities Purchase Agreement, certain Management Shareholders listed on Appendix C to the Securities Purchase Agreement, the Option Participants in Boost GP Corp., Shred-it JV LP, Boost GP Corp., Boost Holdings LP, Stericycle, Inc., 1908223 Alberta ULC and 1908249 Alberta ULC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed October 7, 2015)

3(i).1*
Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))

3(i).2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3(i).3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3(i).4*
Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 declared effective on October 10, 2007 (Registration No. 333-144613))

3(i).5*	Fourth certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3(i).1 to our quarterly report on Form 10-Q filed August 7, 2014)
3(i).6* and 4.2*
Certificate of Elimination of the Certificate of Designations relating to Series A Convertible Preferred Stock, par value 0.01 per share (incorporated by reference to Exhibit 3.1 and 4.1 to our current report on Form 8-K filed September 15, 2015)

3(i).7* and 4.3*
Certificate of Designations setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed September 15, 2015)

3(ii).1*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed February 17, 2016)
4.1*
Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))

4.4*	Form of certificate representing the Mandatory Convertible Preferred Stock (see Exhibits 3(i).7 and 4.3)
4.5*
Deposit Agreement, dated as of September 15, 2015, between the Registrant, Wells Fargo Bank, N.A., acting as depositary, and the holders from time to time of the Depositary Shares (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form 8-A filed September 15, 2015)

4.6*	Form of Depositary Share (included in Exhibit 4.5)
10.1*
Second Amended and Restated Credit Agreement dated as of June 3, 2014 entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swingline lender, a lender and a letter of credit issuer, other lenders party to the credit agreement, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as syndication agents, and Union Bank, N.A. and Santander Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 4, 2014)

10.2*
Second Amendment, dated as of August 13, 2015, to the Second Amended and Restated Credit Agreement dated as of June 3, 2014, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swingline lender, lender and letter of credit issuer, JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association and Sumitomo Mitsui Banking Corporation, as lenders and letter of credit issuers, MUFG Union Bank, N.A., Santander Bank, N.A., Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, U.S. Bank National Association, Canada Branch, BMO Harris Financing Inc., COBANK, ACB, The Northern Trust Company, Citibank, N.A., Compass Bank, PNC Bank, National Association, SunTrust Bank, Unicredit Bank AG, New York Branch, and Wells Fargo Bank, National Association, as lenders (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed August 19, 2015)

10.3*
Term Loan Credit Agreement dated as of August 21, 2015, among Stericycle, Inc., as borrower, Bank of America, N.A., as Administrative Agent and as a lender, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Santander Bank, N.A., MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, BMO Harris Bank N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, HSBC Bank plc, CoBank, ACB, The Northern Trust Company, Compass Bank, PNC Bank, National Association and UniCredit Bank AG, New York Branch, as lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 27, 2015)

10.4*
Note Purchase Agreement dated as of August 18, 2010 entered into by us, as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to our current report on Form 8-K filed August 27, 2010)

10.5*
First Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of August 18, 2010, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, AllState Life Insurance Company, AllState Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, AXA Equitable Life Insurance Company, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, CSAA Insurance Exchange and Country Life Insurance Company (incorporated by reference to Exhibit 2.4 to our current report on Form 8-K filed August 19, 2015)

10.6*
Note Purchase Agreement dated as of October 22, 2012 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, ING USA Annuity and Life Insurance Company, ING Life Insurance and Annuity Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Principal Life Insurance Company, Penn Mutual Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Aviva Life and Annuity Company, Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, MONY Life Insurance Company, RiverSource Life Insurance Company (944), RiverSource Life Insurance Co. of New York (904), Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Bureau Life Insurance Company, Woodmen of the World Life Insurance Society, Americo Financial Life & Annuity Insurance Company, American United Life Insurance Company, Ameritas Life Insurance Corp. of New York, Acacia Life Insurance Company, The Union Central Life Insurance Company, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Indemnity Company, Inc, ProAssurance Casualty Company, and State of Wisconsin Investment Board, as purchasers (incorporated by reference to our current report on Form 8-K filed October 26, 2012)

10.7*
First Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of October 22, 2012, entered into by Stericycle, Inc. and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, Penn Mutual Life Insurance Company, Principal Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Athene Annuity and Life Company (f/k/a Aviva Life and Annuity Company), Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Life Insurance Company, Woodmen of the World Life Insurance Society, American United Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to Acacia Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to The Union Central Life Insurance Company, Ameritas Life Insurance Corp. of New York, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Casualty Company, ProAssurance Indemnity Company, Inc. and State of Wisconsin Investment Board (incorporated by reference to Exhibit 2.3 to our current report on Form 8-K filed August 19, 2015)

10.8*
Note Purchase Agreement dated as of April 30, 2015 entered into by Stericycle, Inc., as issuer and seller, and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, the Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 4, 2015)

10.9*
Second Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of April 30, 2015, entered into by Stericycle, Inc. and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, The Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed August 19, 2015)

10.10*
Note Purchase Agreement dated as of October 1, 2015, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, General American Life Insurance Company, MetLife Insurance Company USA, Erie Family Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), The Bank of New York Mellon, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Nationwide Life Insurance Company, Thrivent Financial for Lutherans, Principal Life Insurance Company, State of Wisconsin Investment Board, Auto-Owners Insurance Company, Auto-Owners Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Life Insurance Corp., Ameritas Life Insurance Corp. of New York, PHL Variable Insurance Company, Woodmen of the World Life Insurance Society, Horizon Blue Cross Blue Shield of New Jersey and Southern Farm Bureau Life Insurance Company (incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed. October 7, 2015)

10.11*†
Directors Stock Option Plan (Amended and Restated) ("Directors Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 2, 2001 (Registration No. 333-66542))

10.12*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.13*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.14*†	1997 Stock Option Plan ("1997 Plan") (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.15*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))

10.16*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.17*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.18*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.19*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.20*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.21*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.22*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.23*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.24*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.25*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.26*†	Amendment to 1997 Plan, 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.27*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.28*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.29*†	Form of agreement for stock option grant under 2005, 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.30*†	Form of agreement for restricted stock unit award under 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.31†	Bonus conversion program (2016 plan year)	x
10.32*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed November 8, 2013 (Registration No. 333-192235))
10.33*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.34*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 15, 2016

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Dated: March 15, 2016

Name	Title	Date

/s/ CHARLES A. ALUTTO Charles A. Alutto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016

/s/ DANIEL V. GINNETTI Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016

/s/ MARK C. MILLER Mark C. Miller	Executive Chairman of the Board of Directors	March 15, 2016

/s/ JACK W. SCHULER Jack W. Schuler	Lead Director of the Board of Directors	March 15, 2016

/s/ LYNN D. BLEIL Lynn D. Bleil	Director	March 15, 2016

/s/ THOMAS D. BROWN Thomas D. Brown	Director	March 15, 2016

/s/ THOMAS F. CHEN Thomas F. Chen	Director	March 15, 2016

/s/ ROD F. DAMMEYER Rod F. Dammeyer	Director	March 15, 2016

/s/ WILLIAM K. HALL William K. Hall	Director	March 15, 2016

/s/ JOHN PATIENCE John Patience	Director	March 15, 2016

/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	March 15, 2016