Form 10-Q
period 2016-03-31
STERICYCLE INC
filed 2016-05-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-37556

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

On April 29, 2016 there were 84,912,603 shares of the Registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data
	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$45,655	$55,634
Short-term investments	64	69
Accounts receivable, less allowance for doubtful accounts of $22,964 in 2016 and $22,329 in 2015	622,709	614,494
Prepaid expenses	46,198	46,740
Other current assets	42,732	44,891
Total Current Assets	757,358	761,828
Property, plant and equipment, less accumulated depreciation of $453,753 in 2016 and $426,019 in 2015	677,525	665,602
Goodwill	3,790,016	3,758,177
Intangible assets, less accumulated amortization of $170,507 in 2016 and $151,025 in 2015	1,840,844	1,842,561
Other assets	46,801	49,282
Total Assets	$7,112,544	$7,077,450
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$114,066	$161,409
Accounts payable	133,779	149,202
Accrued liabilities	218,933	197,329
Deferred revenues	17,543	16,989
Other current liabilities	68,192	62,420
Total Current Liabilities	552,513	587,349
Long-term debt, net of current portion	3,038,083	3,052,639
Deferred income taxes	617,011	608,272
Other liabilities	86,448	81,352
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), Mandatory Convertible Preferred Stock, Series A, 770,000 issued and outstanding in 2016 and 2015	8	8
Common stock (par value $0.01 per share, 120,000,000 shares authorized, 84,829,822 issued and outstanding in 2016 and 84,852,584 issued and outstanding in 2015)	848	849
Additional paid-in capital	1,172,962	1,143,020
Accumulated other comprehensive loss	(265,018)	(282,631)
Retained earnings	1,897,636	1,868,645
Total Stericycle, Inc.’s Equity	2,806,436	2,729,891
Noncontrolling interest	12,053	17,947
Total Equity	2,818,489	2,747,838
Total Liabilities and Equity	$7,112,544	$7,077,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended March 31,
	2016	2015
Revenues	$874,181	$663,319
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	482,356	367,340
Depreciation - cost of revenues	22,641	14,648
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	202,488	141,363
Depreciation – selling, general and administrative expenses	7,499	4,118
Amortization	18,274	8,797
Total Costs and Expenses	733,258	536,266
Income from Operations	140,923	127,053
Other Income (Expense):
Interest income	21	35
Interest expense	(24,062)	(18,633)
Other expense, net	(1,251)	(598)
Total Other Expense	(25,292)	(19,196)
Income Before Income Taxes	115,631	107,857
Income tax expense	38,036	32,047
Net Income	77,595	75,810
Less: net income attributable to noncontrolling interests	809	352
Net Income Attributable to Stericycle, Inc.	76,786	75,458
Less: mandatory convertible preferred stock dividend	10,106	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$66,680	$75,458
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.79	$0.89
Diluted	$0.78	$0.87
Weighted Average Number of Common Shares Outstanding:
Basic	84,705,000	85,037,823
Diluted	85,845,501	86,357,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands
	Three Months Ended March 31,
	2016	2015
Net Income	$77,595	$75,810

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	17,164	(64,501)
Amortization of cash flow hedge into income, net of tax (($172) and ($54), for the three months ended March 31, 2016 and 2015, respectively)	269	90
Change in fair value of cash flow hedge, net of tax (($89) and $2,381 for the three months ended March 31, 2016 and 2015, respectively)	242	(4,424)
Total Other Comprehensive Loss	17,675	(68,835)

Comprehensive Income	95,270	6,975
Less: comprehensive income/ (loss) attributable to noncontrolling interests	871	(468)
Comprehensive Income Attributable to Stericycle, Inc. Common Shareholders	$94,399	$7,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$77,595	$75,810
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	6,105	5,487
Excess tax benefit of stock options exercised	—	(8,222)
Depreciation	30,140	18,766
Amortization	18,274	8,797
Deferred income taxes	6,932	(2,957)
Other, net	(2,644)	5,313
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,918)	(14,491)
Accounts payable	(15,203)	5,443
Accrued liabilities	21,151	35,924
Deferred revenues	487	(628)
Other assets and liabilities	18,030	3,312
Net cash provided by operating activities	156,949	132,554
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(24,884)	(34,210)
Proceeds from investments	7	257
Proceeds from sale of property and equipment	766	—
Capital expenditures	(34,185)	(21,356)
Net cash used in investing activities	(58,296)	(55,309)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(6,879)	(9,780)
Proceeds from foreign bank debt	15,607	4,851
Repayments of foreign bank debt	(18,721)	(38,252)
Proceeds from term loan	—	250,000
Repayment of term loan	(171,000)	—
Proceeds from senior credit facility	457,959	394,097
Repayments of senior credit facility	(353,520)	(670,254)
Payments of capital lease obligations	(1,381)	(988)
Payment of cash flow hedge	—	(8,833)
Purchases and cancellations of treasury stock	(37,693)	(11,516)
Proceeds from issuance of common stock	22,310	27,452
Dividends paid on mandatory convertible preferred stock	(10,106)	—
Excess tax benefit of stock options exercised	—	8,222
Payments to noncontrolling interests	(4,997)	(2,603)
Net cash used in financing activities	(108,421)	(57,604)
Effect of exchange rate changes on cash and cash equivalents	(211)	(3,594)
Net (decrease)/ increase in cash and cash equivalents	(9,979)	16,047
Cash and cash equivalents at beginning of period	55,634	22,236
Cash and cash equivalents at end of period	$45,655	$38,283

NON-CASH INVESTING ACTIVITIES:
Issuances of obligations for acquisitions	$13,013	$21,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2016 and Year Ended December 31, 2015

(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	—	$—	84,884	$849	$289,211	$1,743,371	$(138,419)	$22,173	$1,917,185
Net income						267,046		967	268,013
Currency translation adjustment							(140,809)	161	(140,648)
Change in qualifying cash flow hedge, net of tax							(3,403)		(3,403)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			973	10	68,630				68,640
Issuance of mandatory convertible preferred stock	770	8			746,892				746,900
Purchase and cancellation of treasury stock			(1,004)	(10)		(131,666)			(131,676)
Preferred stock dividend						(10,106)			(10,106)
Stock compensation expense					21,750				21,750
Excess tax benefit of stock options exercised					16,897				16,897
Reduction to noncontrolling interests due to additional ownership					(360)			(5,354)	(5,714)
Balance at December 31, 2015	770	8	84,853	849	1,143,020	1,868,645	(282,631)	17,947	2,747,838
Net income						76,786		809	77,595
Currency translation adjustment							17,102	62	17,164
Change in qualifying cash flow hedge, net of tax							511		511
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			305	3	22,870				22,873
Purchase and cancellation of treasury stock			(328)	(4)		(37,689)			(37,693)
Preferred stock dividend						(10,106)			(10,106)
Stock compensation expense					6,105				6,105
Reduction to noncontrolling interests due to additional ownership					967			(6,765)	(5,798)
Balance at March 31, 2016	770	$8	84,830	$848	$1,172,962	$1,897,636	$(265,018)	$12,053	$2,818,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, "we", "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2015, as filed with our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2016.

There were no material changes in the Company’s significant accounting policies since the filing of its 2015 Form 10-K. As discussed in the 2015 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q. No events have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

The following table summarizes the locations of our acquisitions for the three months ended March 31, 2016

Acquisition Locations	2016
United States	5
Romania	1
Spain	1
Total	7

During the quarter ended March 31, 2016, we completed seven acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business and selected assets of four secure information destruction businesses. Internationally, we acquired selected assets of one regulated waste business in Romania and one in Spain.

The following table summarizes the aggregate purchase price paid for acquisitions and other adjustments of consideration to be paid for acquisitions during the three months ended March 31:

In thousands
	Three Months Ended March 31,
	2016	2015
Cash	$24,884	$34,210
Promissory notes	11,595	7,618
Deferred consideration	1,361	624
Contingent consideration	57	13,301
Total purchase price	$37,897	$55,753

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the three months ended March 31, 2016, we recognized a net increase in goodwill of $25.5 million, excluding the effect of foreign currency translation (see Note 9 – Goodwill and Other Intangible Assets). A net increase of $23.7 million was assigned to our United States reportable segment, and a net increase of $1.8 million was assigned to our International reportable segment. Approximately $20.7 million of the goodwill recognized during the three months ended March 31, 2016 will be deductible for income taxes.

During the three months ended March 31, 2016, we recognized a net increase in intangible assets from acquisitions of $8.4 million, excluding the effect of foreign currency translation. The changes include $7.7 million in the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years and $0.7 million in covenant not-to-compete with an amortizable life of 5 years.

The purchase prices for these acquisitions in excess of acquired tangible and identifiable intangible assets have been primarily allocated to goodwill, and are preliminary, pending completion of certain intangible asset valuations and finalization of the opening balance sheet. The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations during the three months ended March 31:

In thousands
	Three Months Ended March 31,
	2016	2015
Fixed assets	$3,345	$(1,477)
Intangibles	8,436	19,791
Goodwill	25,519	41,190
Accounts receivable	1,715	4,217
Net other assets/ (liabilities)	133	59
Current liabilities	(201)	(4,650)
Net deferred tax liabilities	(1,050)	(3,377)
Total purchase price allocation	$37,897	$55,753

During the three months ended March 31, 2016 and 2015, the Company incurred $3.0 million and $3.3 million, respectively, of acquisition related expenses. These expenses are included with “Selling, general and administrative expenses” (“SG&A”) on our Condensed Consolidated Statements of Income. The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisition.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Compensation - Stock Compensation

On January 1, 2016, the Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been evaluated and determined to be insignificant and resulted in no cumulative-effect change to the Company’s retained earnings. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2016 and the impact of applying that guidance was $2.9 million to the condensed consolidated financial statements for the period ended March 31, 2016. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2015 unchanged. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single and comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the new revenue recognition standard and have not determined whether the adoption will have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This ASU will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments should be applied on a modified retrospective basis. ASU 2016-02 is effective for us beginning January 1, 2019. We are beginning to evaluate the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

Level 3 – Inputs that are generally unobservable and typically reflect management’s judgment about the assumptions that market participants would use in pricing the asset or liability.

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

In thousands
		Fair Value Measurements Using
	Total as of March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$45,655	$45,655	$—	$—
Short-term investments	64	$64	—	—
Derivative financial instruments	954	—	954	—
Total assets	$46,673	$45,719	$954	$—
Liabilities:
Contingent consideration	$22,967	$—	$—	$22,967
Total liabilities	$22,967	$—	$—	$22,967

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$55,634	$55,634	$—	$—
Short-term investments	69	69	—	—
Derivative financial instruments	1,207	—	1,207	—
Total assets	$56,910	$55,703	$1,207	$—
Liabilities:
Contingent consideration	$25,390	$—	$—	$25,390
Total liabilities	$25,390	$—	$—	$25,390

For our derivative financial instruments we use a market approach valuation technique based on observable market transactions of spot and forward rates.

We recorded a $1.0 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as other assets at March 31, 2016. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $23.0 million, of which $6.9 million was classified as current liabilities at March 31, 2016. Contingent consideration liabilities were $25.4 million at December 31, 2015. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential outcomes to the maximum possible payout. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $40.2 million at March 31, 2016. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of “Other current liabilities” and “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at January 1, 2016	$25,390
Increases due to acquisitions	57
Decrease due to payments	(1,000)
Changes due to foreign currency fluctuations	1,164
Changes in fair value reflected in Selling, general, and administrative expenses	(2,644)
Contingent consideration at March 31, 2016	$22,967

Fair Value of Debt: At March 31, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $3.13 billion compare to a carrying amount of $3.15 billion. At December 31, 2015, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $3.22 billion compared to a carrying amount of $3.21 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

NOTE 5 – INCOME TAXES

We file income tax returns in the U.S, in various states and in certain foreign jurisdictions.

The Company has recorded accruals to cover certain unrecognized tax positions. Such unrecognized tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for unrecognized tax positions as deemed necessary. During the quarter ended March 31, 2016, we had no material changes to our accruals related to previous or current uncertain tax positions. The effective tax rates for the quarters ended March 31, 2016 and 2015 were approximately 32.9% and 29.7%, respectively. The increase in the current quarter tax rate is primarily related to the recognition of tax benefits in 2015.

NOTE 6 – STOCK BASED COMPENSATION

At March 31, 2016, we had the following active stock option and stock purchase plans:

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

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended March 31,
	2016	2015
Cost of revenues – stock option plan	$15	$23
Selling, general and administrative – stock option plan	4,752	4,729
Selling, general and administrative – RSUs	559	346
Selling, general and administrative – ESPP	779	389
Total pre-tax expense	$6,105	$5,487

Stock Options:

Stock option activity for the three months ended March 31, 2016, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,334,803	$92.02
Granted	1,008,569	111.29
Exercised	(306,088)	73.22
Forfeited	(28,412)	118.19
Canceled or expired	(1,939)	86.92
Outstanding at March 31, 2016	6,006,933	96.10	5.92	$185,247
Exercisable at March 31, 2016	3,225,121	80.59	4.93	$147,947

As of March 31, 2016, there was $38.7 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.58 years.

The following table sets forth the total intrinsic value of options exercised:

	Three Months Ended March 31,
	2016	2015
Total intrinsic value of options exercised	$13,229	$29,525

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

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended March 31,
	2016	2015
Stock options granted (shares)	1,008,569	860,534
Weighted average fair value at grant date (per share)	$20.19	$22.84
Assumptions:
Expected term (in years)	4.76	4.79
Expected volatility	18.02%	16.62%
Expected dividend yield	—%	—%
Risk free interest rate	1.26%	1.48%

Restricted Stock Units:

Restricted stock units (“RSUs”) vest annually, or at the end of three and five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2 -1 ratio. A summary of the status of our non-vested RSUs and changes during the three months ended March 31, 2016, are as follows:

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Non-vested at beginning of year	71,451	$101.29
Granted	53,267	111.12
Non-vested at March 31, 2016	124,718	105.57	2.34	$15,738

As of March 31, 2016, there was $8.9 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.15 years.

NOTE 7 – PREFERRED STOCK

At March 31, 2016, we had 1,000,000 authorized shares of preferred stock and 770,000 shares issued and outstanding of Mandatory Convertible Preferred Stock.

Series A Mandatory Convertible Preferred Stock Offering: On September 15, 2015, we completed a registered public offering of 7,700,000 depositary shares, each representing a 1/10th interest in a share of our 5.25% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a public offering price of $100.00 per depository share for total gross proceeds of $770.0 million.

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

NOTE 8 – EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the “treasury stock method” for outstanding restricted stock awards and stock options. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use the “if-converted method”. Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back to net income attributable to Stericycle, the numerator. The Mandatory Convertible Preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting common shares are included in the denominator. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to Stericycle, Inc.	$76,786	$75,458
Less: mandatory convertible preferred stock dividend	10,106	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$66,680	$75,458
Denominator:
Denominator for basic earnings per share-weighted average shares	84,705,000	85,037,823
Effect of diluted securities:
Employee stock based awards	1,140,501	1,319,183
Mandatory convertible preferred stock (1)	—	—
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	85,845,501	86,357,006
Earnings per share – Basic	$0.79	$0.89
Earnings per share – Diluted	$0.78	$0.87

(1)

In 2016, the weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 5,651,376 shares were excluded from the computation of diluted earnings per share as such conversion would have been antidilutive.

For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.

Goodwill:

We have two geographical reportable segments, “United States” and “International”, both of which have goodwill. The changes in the carrying amount of goodwill since January 1, 2015, by reportable segment, were as follows:

In thousands
	United States	International	Total
Balance as of January 1, 2015	$1,838,739	$580,093	$2,418,832
Goodwill acquired during the year, net	1,177,431	273,519	1,450,950
Purchase accounting allocation adjustments	(43,895)	15,618	(28,277)
Goodwill other changes	—	(440)	(440)
Changes due to foreign currency fluctuations	—	(82,888)	(82,888)
Balance as of December 31, 2015	2,972,275	785,902	3,758,177
Goodwill acquired during the year, net	17,390	450	17,840
Purchase accounting allocation adjustments	6,305	1,374	7,679
Changes due to foreign currency fluctuations	—	6,320	6,320
Balance at March 31, 2016	$2,995,970	$794,046	$3,790,016

Current year adjustments to goodwill for certain 2015 acquisitions are primarily due to the finalization of intangible asset valuations.

We complete our annual impairment analysis of our goodwill during the quarter ended June 30 of each year, or more frequently, if circumstances indicate that it may be impaired.

Other Intangible Assets:

At March 31, 2016 and December 31, 2015, the values of other intangible assets were as follows:

In thousands
	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,319,782	$162,831	$1,156,951	$1,304,388	$144,020	$1,160,368
Covenants not-to-compete	7,630	5,340	2,290	6,878	5,141	1,737
Tradenames	3,935	1,022	2,913	3,819	948	2,871
Other	16,834	1,314	15,520	18,902	916	17,986
Indefinite lived intangibles:
Operating permits	234,888	—	234,888	233,101	—	233,101
Tradenames	428,282	—	428,282	426,498	—	426,498
Total	$2,011,351	$170,507	$1,840,844	$1,993,586	$151,025	$1,842,561

The changes in the carrying amount of intangible assets since January 1, 2015 were as follows:

In thousands
Total
Balance as of January 1, 2015	$909,645
Intangible assets acquired during the year, net	1,052,016
Impairments during the year	(4,177)
Amortization during the year	(45,498)
Changes due to foreign currency fluctuations	(69,425)
Balance as of December 31, 2015	1,842,561
Intangible assets acquired during the year, net	8,436
Amortization during the year	(18,274)
Changes due to foreign currency fluctuations	8,121
Balance at March 31, 2016	$1,840,844

Under generally accepted accounting principles, a fair value must be assigned to all acquired assets based on a theoretical “market participant” regardless of the acquirer's intended use for those assets. This accounting treatment can lead to the recognition of losses when a company disposes of acquired assets. We complete our annual impairment analysis of our indefinite lived intangibles during the quarter ended December 31 of each year, or more frequently, if circumstances indicate that they may be impaired.

Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 19.1 years. We have covenants not-to-compete intangibles with useful lives from 5 to 14 years, with a weighted average remaining useful life of 4.4 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 16.9 years. Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 18.5 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized. We also have a trade name that we have determined has an indefinite life.

During the quarters ended March 31, 2016 and 2015, the aggregate amortization expense was $18.3 million and $8.8 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2016	$72,287
2017	72,300
2018	72,252
2019	72,095
2020	71,805

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2016.

NOTE 10 – ENVIRONMENTAL REMEDIATION LIABILITIES

We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated. We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations. The liability for environmental remediation is included in the Condensed Consolidated Balance Sheets in current liabilities within “Accrued liabilities” and in non-current liabilities within “Other liabilities.”

At March 31, 2016, the total environmental remediation liabilities recorded were $30.4 million, of which $1.5 million was classified as accrued liabilities and $28.9 million was classified as other liabilities.

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands
	March 31, 2016	December 31, 2015
Obligations under capital leases	$14,308	$15,024
$1.20 billion senior credit facility weighted average rate 1.87%, due in 2019	455,911	353,763
$1.08 billion term loan weighted average rate 1.81%, due in 2020	1,079,000	1,250,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	150,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	200,000
$100 million private placement notes 2.79%, due in 2023	100,000	100,000
$150 million private placement notes 3.18%, due in 2023	150,000	150,000
Promissory notes and deferred consideration weighted average rate of 2.35% and weighted average maturity of 3.1 years	246,442	239,731
Foreign bank debt weighted average rate 7.40% and weighted average maturity of 2.0 years	106,488	105,530
Total debt	3,152,149	3,214,048
Less: current portion of total debt	114,066	161,409
Long-term portion of total debt	$3,038,083	$3,052,639

Our $1.20 billion senior credit facility maturing in June 2019, our $1.08 billion term loan maturing in August 2020, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, our $150.0 million private placement notes maturing in October 2021,  our $125.0 million private placement notes maturing in December 2022, our $200.0 million private placement notes maturing in July 2022, our $100.0 million private placement notes maturing in July 2023, and our $150.0 million private placement notes maturing in October 2023 all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At March 31, 2016, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations,

As of March 31, 2016 and December 31, 2015, we had $159.8 million and $160.4 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of March 31, 2016 and December 31, 2015 was $584.3 million and $685.8 million, respectively.

NOTE 12 – GEOGRAPHIC INFORMATION

The FASB Accounting Standards Codification Topic 280, Segment Reporting, requires segment information to be reported based on information utilized by executive management to internally assess performance and make operating decisions. We have determined that we have two operating and reportable segments based on the organizational structure of our Company and information reviewed by our Chief Operating Decision Maker. These operating and reportable segments are Domestic Regulated and Compliance Services ("Domestic") and International Regulated and Compliance Services ("International"). We are in the process of determining the integration of the Shred-it organization within Stericycle. Currently the operations of Shred-it are part of our Domestic Regulated and Compliance Services and International operating segments, based on the location of the revenue producing customer.

Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2016	2015
Regulated and compliance solutions revenues	$624,878	$452,269
Recall and returns solutions revenues	24,790	19,979
Total revenues	$649,668	$472,248
Net interest expense	19,883	10,845
Income before income taxes	108,313	102,890
Income taxes	38,814	37,880
Net income attributable to Stericycle, Inc.	$69,499	$65,010

Depreciation and amortization	$31,570	$16,140

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2016	2015
Regulated and compliance solutions revenues	$224,513	$191,071
Net interest expense	4,158	7,753
Income before income taxes	7,318	4,967
Income taxes	(778)	(5,833)
Net income	8,096	10,800
Less: net income attributable to noncontrolling interests	809	352
Net income attributable to Stericycle, Inc.	$7,287	$10,448

Depreciation and amortization	$16,844	$11,423

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

The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act which arose out of the qui tam (or “whistle blower”) action captioned United States of America ex rel. Jennifer D. Perez v. Stericycle, Inc., Case No. 1:08-cv-2390 which was settled in the fourth quarter of 2015 as previously disclosed.

Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal and state courts in several jurisdictions. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation granted our Motion to Transfer these related actions to the United States District Court for the Northern District of Illinois for centralized pretrial proceedings (the “MDL Action”). On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL Action, generally denying the allegations therein.

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

Environmental Matters. Our Environmental Solutions business is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, remediate contaminated soil and groundwater or otherwise protect the environment. As a result of this continuing regulation, we frequently become a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by us or by other parties to which either we or the prior owners of certain of its facilities shipped wastes. From time to time, we may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. We believe that the fines or other penalties that we may pay in connection with any pending regulatory proceedings of this nature will not, individually or in the aggregate, be material to our financial statements.

On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah relating to that Office’s investigation of the same facts underlying the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The U.S. Attorney’s Office is investigating whether the matters forming the basis of the NOV constitute violations of the Clean Air Act and other federal statutes. Under the tolling agreement, the period from March 1, 2016 through July 31, 2016 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes. The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding. We will continue to cooperate with the investigation.

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

There were no material changes in the Company’s critical accounting policies since the filing of its 2015 Form 10-K. As discussed in the 2015 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Highlights of the three months ended March 31, 2016:

•	revenues grew to $874.2 million, a 31.8% increase over $663.3 million in the first quarter last year;
•	gross margins decreased to 42.2% from 42.4% in the first quarter last year;
•	operating income increased 10.9% to $140.9 million from $127.1 million in the first quarter last year;
•

we incurred $21.2 million in pre-tax expenses related to acquisitions, integration expense related to acquisitions, litigation expenses, plant conversion expenses, and a favorable change in the fair value of contingent consideration;

•	amortization expense increased to $18.3 million from $8.8 million in the first quarter last year;
•	cash flow from operations was $156.9 million;
•	dividends of $10.1 million were paid on March 15, 2016 to holders of our Series A Preferred Stock.

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2015

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2016		2015
	$	%	$	%
Revenues	$874,181	100.0%	$663,319	100.0%
Cost of revenues	482,120	55.2%	367,340	55.4%
Depreciation - cost of revenues	22,641	2.6%	14,648	2.2%
Plant conversion expenses	236	0.0%	—	0.0%
Total cost of revenues	504,997	57.8%	381,988	57.6%
Gross profit	369,184	42.2%	281,331	42.4%
Selling, general and administrative expenses (exclusive of adjusting items, depreciation and amortization shown below)	181,569	20.8%	115,431	17.4%
Acquisition expenses	2,990	0.3%	3,296	0.5%
Integration expenses	19,268	2.2%	8,886	1.3%
Change in fair value of contingent consideration	(2,644)	-0.3%	(675)	-0.1%
Restructuring and plant conversion expenses	5	0.0%	12,302	1.9%
Litigation expenses	1,300	0.1%	2,123	0.3%
Total SG&A expenses (exclusive of depreciation and amortization shown below)	202,488	23.2%	141,363	21.3%
Depreciation	7,499	0.9%	4,118	0.6%
Amortization	18,274	2.1%	8,797	1.3%
Income from operations	140,923	16.1%	127,053	19.2%
Net interest expense	24,041	2.8%	18,598	2.8%
Other expense, net	1,251	0.1%	598	0.1%
Income tax expense	38,036	4.4%	32,047	4.8%
Net income	77,595	8.9%	75,810	11.4%
Less: net income attributable to noncontrolling interests	809	0.1%	352	0.1%
Net income attributable to Stericycle, Inc.	76,786	8.8%	75,458	11.4%
Less: mandatory convertible preferred stock dividend	10,106	1.2%	—	0.0%
Net income attributable to Stericycle, Inc. common shareholders	$66,680	7.6%	$75,458	11.4%
Earnings per share- diluted	$0.78		$0.87

Revenues: Our revenues increased $210.9 million, or 31.8%, in the first quarter of 2016 to $874.2 million from $663.3 million in the same period in 2015.

Domestic revenues increased $177.5 million, or 37.6%, to $649.7 million from $472.2 million in the same period in 2015. Organic revenue growth for domestic small account customers increased by $17.0 million, or approximately 6%, driven by an increase in Steri-Safe® revenues and regulated waste services for retailers. Organic revenue from domestic large account customers increased by $6.3 million, or approximately 4%, as we increased the total number of accounts and expanded our reusable sharps services and pharmaceutical waste disposal programs. Organic revenues for both small account customers and large account customers were negatively impacted by lower fuel surcharges as well as lower hazardous waste volume from our industrial customers. Organic revenues for recall and returns management services increased by $4.8 million in 2016. Organic revenues exclude revenue growth attributed to businesses acquired within the preceding twelve months. Revenues from domestic acquisitions closed within the preceding twelve months contributed $149.4 million to the increase in revenues in the first quarter of 2016.

International revenues increased $33.4 million, or 17.5%, in the first quarter of 2016, to $224.5 million from $191.1 million in the same period in 2015. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2016 and 2015. Organic growth in the international segment contributed $12.1 million in revenues, or approximately 7%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $23.8 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions closed within the preceding twelve months contributed $45.1 million to the increase in revenues in the first quarter of 2016.

Cost of Revenues: Our cost of revenues increased $123.0 million, or 32.2%, in the first quarter of 2016 to $505.0 million from $382.0 million in the same period in 2015. As a percent of revenues, our costs of revenues increased 0.2% which resulted in consolidated gross profit of 42.2% during the first quarter of 2016 as compared to 42.4% during the same period in 2015. We incurred $0.2 million in plant conversion expenses during the first quarter of 2016.

In general, international gross profit is lower than domestic gross profit because international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profit receive downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.

Our domestic cost of revenues increased $101.3 million, or 40.2%, in the first quarter of 2016 to $353.6 million from $252.3 million in the same period in 2015. Domestic gross profit as a percent of revenues decreased to 45.6% during the first quarter of 2016 from 46.6% in the same period in 2015 primarily due to less than anticipated revenues from our industrial customers, which have a higher fixed cost structure. Additionally, higher disposal costs for some of our industrial waste project work in the quarter further unfavorably impacted domestic gross profit.

Our international cost of revenues increased $21.7 million, or 16.7%, in the first quarter of 2016 to $151.4 million from $129.7 million in the same period in 2015. International gross profit as a percent of revenues increased to 32.6% during the first quarter of 2016 from 32.1% during the same period in 2015 primarily due to the inclusion of the 2015 Shred-it acquisition, offset by a negative impact from higher costs related to the servicing of certain government contracts in our patient transportation business in the United Kingdom.

Selling, General and Administrative Expenses Exclusive of Adjusting Items, Depreciation and Amortization (“SG&A”): Our SG&A expenses increased $66.1 million, or 57.3%, in the first quarter of 2016 to $181.6 million from $115.4 million in the same period in 2015 to support our increase in revenues and the inclusion of the 2015 Shred-it acquisition. As a percent of revenues, these costs increased to 20.8% in the first quarter of 2016 from 17.4% in the same period in 2015.

Domestically, first quarter SG&A expenses increased $48.2 million, or 61.5%, to $126.8 million from $78.5 million in the same period in 2015 primarily related to increased healthcare benefit costs, compensation and marketing expenses, increased investment for growth, and the inclusion of the 2015 Shred-it acquisition. As a percent of revenues, SG&A increased to 19.5% in the first quarter of 2016 from 16.6% in the same period in 2015. As a percent of revenues, amortization expense of acquired intangible assets increased to 1.9% in the first quarter of 2016 as compared to 1.1% in the same period in 2015.

Internationally, first quarter SG&A expenses increased $17.9 million, or 48.5%, to $54.8 million from $36.9 million in the same period in 2015. As a percent of revenues, SG&A increased to 24.4% in the first quarter of 2016 from 19.3% in the same period in 2015. The following factors negatively impacted our first quarter international SG&A: higher costs related to the management of certain government contracts in our patient transportation business in the United Kingdom, compensation expenses in support of new business growth opportunities, and the inclusion of the 2015 Shred-it acquisition. As a percent of revenues, amortization expense of acquired intangible assets increased to 2.6% in the first quarter of 2016 as compared to 2.0% in the same period in 2015.

Income from Operations: Income from operations increased $13.9 million, or 10.9%, in the first quarter of 2016 to $140.9 million from $127.1 million in same period in 2015. Comparison of income from operations between the first quarter of 2016 and the same period of 2015 was affected by Adjusting Items as described below.

During the quarter ended March 31, 2016, we recognized $3.0 million in acquisition expenses, $19.3 million of expenses related to the integration of our acquisitions, mainly Shred-it, $1.3 million in litigation expenses, $0.2 million in plant conversion expenses, and a $2.6 million favorable change in the fair value of contingent consideration.

During the quarter ended March 31, 2015, we recognized $3.3 million in acquisition expenses, $8.9 million of expenses related to the integration of our acquisitions, $12.3 million in restructuring expenses, $2.1 million in litigation expenses, and a $0.7 million favorable change in the fair value of contingent consideration.

Domestically, our income from operations increased $17.9 million, or 15.6%, to $133.0 million in the first quarter of 2016 from $115.1 million in the same period in 2015.

Internationally, our income from operations decreased $4.1 million, or 34.2%, to $7.9 million in the first quarter of 2016 from $12.0 million in the same period in 2015.

Net Interest Expense: Net interest expense was at $24.0 million during the first quarter of 2016 and $18.6 million during the same period in 2015 due to increased borrowings to fund the acquisition of Shred-it in the fourth quarter of 2015.

Income Tax Expense: Income tax expense increased to $38.0 million in the first quarter of 2016 from $32.0 million in the same period in 2015. The reported tax rates for the quarters ended March 31, 2016 and 2015 were 32.9% and 29.7%, respectively. The increase in the current quarter tax rate is primarily related to the recognition of tax benefits in 2015.

Liquidity and Capital Resource:

The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments:

$1.20 billion senior credit facility weighted average rate 1.87%, due in 2019
$1.08 billion term loan weighted average rate 1.81%, due in 2020
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
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023

The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At March 31, 2016, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

As of March 31, 2016, we had $455.9 million of borrowings outstanding under our $1.20 billion senior unsecured credit facility, which includes foreign currency borrowings of $146.9 million. We also had $159.8 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of March 31, 2016 was $584.3 million. At March 31, 2016, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.2% on our revolving credit facility
•	For borrowings less than one month, the higher of the following
o	Federal funds rate plus 0.5%
o	Euro currency rate plus 0.9% or the prime rate plus 0.3%
•	For borrowings greater than one month: LIBOR plus 1.3%

The weighted average rate of interest on the unsecured revolving credit facility was 1.87% per annum, which includes the 0.2% facility fee at March 31, 2016.

As of March 31, 2016, we had $1.08 billion outstanding under our $1.50 billion term loan credit facility, weighted average rate of interest on the unsecured term loan facility was 1.81% per annum.

As of March 31, 2016, we had outstanding $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semiannually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of March 31, 2016, we had outstanding $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.

As March 31, 2016, we had outstanding $200.0 million of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable at the maturity of the notes, July 1, 2022 in the case of the seven-year notes and July 1, 2023 in the case of the eight-year notes.

As March 31, 2016, we had outstanding $150.0 million of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semiannually on April 1 and October 1 beginning on April 1, 2016, and principal is payable at the maturity of the notes, October 1, 2021 in the case of the six-year notes and October 1, 2023 in the case of the eight-year notes.

As of March 31, 2016, we had $246.4 million in promissory notes issued in connection with acquisitions during 2008 through 2016, $106.5 million in foreign subsidiary bank debt outstanding, and $14.3 million in capital lease obligations.

Working Capital: At March 31, 2016, our working capital increased $30.4 million to $204.8 million, as compared to $174.5 million at December 31, 2015.

Current assets decreased by $4.5 million, mainly driven by $10.0 million decrease in cash and cash equivalents balance at the end of the quarter, offset by $8.2 million increase in accounts receivable balance. Days sales outstanding (“DSO”) was calculated at 63 days at March 31, 2016 and 64 days at December 31, 2015.

Current liabilities decreased by $34.8 million, primarily related to a $50 million repayment of current portion of the term loan facility, decrease in accounts payable, partially offset by an increase in accrued income tax liabilities.

Net Cash Provided or Used: Net cash provided by operating activities increased $24.4 million, or 18.4%, to $156.9 million during three months ended March 31, 2016 from $132.6 million for the same period in 2015. Cash provided by operations as a ratio to net income was 202% and 175% for three months ended March 31, 2016 and 2015, respectively. On January 1, 2016, the Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Condensed Consolidated statement of Cash Flows for the period ended March 31, 2015 unchanged.

Net cash used in investing activities for three months ended March 31, 2016 was $58.3 million compared to $55.3 million in the same period in 2015. We used $9.3 million less in funds to acquire new businesses in 2016, offset by $12.8 million increase in capital expenditures. Our capital expenditures, as a percent of revenues, were at 3.9% in 2016 compare to 3.2% in 2015.

Net cash used in financing activities for three months ended March 31, 2016 was $108.4 million compared to $57.6 million for the same period in 2015. In 2016, we had $66.6 million net repayments on our senior credit facility and term loan facility, as compared to $26.6 million in 2015. We had share repurchases of $37.7 million in 2016 compared to $11.5 million in 2015, a decrease of $26.2 million. Dividends of $10.1 million were paid on March 15, 2016 to holders of our Series A Preferred Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $16.6 million on a pre-tax basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding our required disclosures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, because of material weaknesses in internal control over financial reporting described below and also identified in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2015. References to “COSO” or “COSO Framework” below refer to the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework.

Internal Control Over Financial Reporting

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework (the “COSO Framework”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in internal controls over financial reporting described below. During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting.

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

COSO Component - Control Activities

Revenue - The design and operating effectiveness of revenue control activities were inadequate to ensure that revenue transactions were properly measured and recorded in the appropriate period.

Environmental Solutions - The design and operating effectiveness of control activities at the Environmental Solutions component of the Domestic Regulated and Compliance Services segment of the business were inadequate to ensure the component’s financial statements were appropriately stated.

Planned Remediation of Material Weaknesses

We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above by implementing changes to strengthen our risk assessment process and accountability for our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses.

To remediate the material weaknesses in our internal control over financial reporting described above, we will review, analyze, and properly document our processes related to internal controls over financial reporting, starting with our revenue processes. We will create standard policies and procedures related to internal control over financial reporting to be implemented throughout the organization. These measures will also include the implementation of financial reporting risk assessment and review processes to ensure the related significant accounting policies are implemented and applied properly under U.S. generally accepted accounting principles on a consistent basis throughout the Company.

The Company has engaged an external service provider to assist management with performing a comprehensive risk assessment, further documenting and updating the Company’s internal control over financial reporting at both the entity and transaction levels, and correcting the identified deficiencies including the material weaknesses. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls

Although we have taken steps toward our planned remediation of material weaknesses as described above, there were no changes implemented in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of March 31, 2016, we had purchased a cumulative total of 21,218,771 shares.

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2016:

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	277,952	$116.24	277,952	3,452,869
February 1 – February 29, 2016	50,000	107.69	50,000	3,402,869
March 1 – March 31, 2016	—	—	—	3,402,869
Total	327,952	$114.93	327,952	3,402,869

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2016

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)