Form 10-K/A
period 2015-12-31
STERICYCLE INC
filed 2016-08-09
CIK 861878

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

On February 19, 2016, there were 84,647,029 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Stericycle, Inc. (the “Company,” “we” or “our”) is filing this amended Annual Report on Form 10-K/A because the Audit Committee of our Board of Directors determined that the consolidated financial statements for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, originally included in the Company’s Quarterly Reports on Form 10-Q for each of the respective quarterly periods, should no longer be relied upon due to errors in the timing of recognition of certain loss reserves. This Form 10-K/A is being filed to present amended and restated quarterly financial information in Note 20, Selected Quarterly Financial Data (Unaudited) for 2015, originally included in the Company’s Annual Report on Form 10-K filed on March 15, 2016 (the “Original Form 10-K”), and to disclose additional information regarding the Company’s internal control over financial reporting and disclosure controls and procedures related to these errors.

The errors in timing of recognition of certain loss reserves relate to the Company’s settlement of two previously disclosed litigation matters:  first, a class action complaint filed in the Circuit Court of Cook County, Illinois captioned Sawyer v. Stericycle, Inc., et al., Case No. 2015 CH 07190  (the “TCPA Action”), alleging that from 2010 to 2014, the Company violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005; and second, a qui tam action filed in the U.S. District Court for the Northern District of Illinois captioned United States of America ex rel. Jennifer D. Perez v. Stericycle, Inc., Case No. 1:08-cv-2390 (the “Qui Tam Action”), alleging that from January 1, 2003 to June 30, 2014, the Company improperly increased its service price to certain government customers without their consent or contractual authorization, in violation of the False Claims Act and similar state statutes.

The identified accounting errors related to the timing of recognition of loss reserves between quarterly periods and had no effect on the Company’s audited annual results for the fiscal year ended December 31, 2015.

We originally recorded $45.0 million in accrued liabilities related to the TCPA Action in the second quarter of 2015; we are now of the view that this amount should have been recorded in the first quarter of 2015. In addition, we originally recorded $28.5 million in accrued liabilities related to the Qui Tam Action in the third quarter of 2015; we are now of the view that this amount also should have been recorded in the first quarter of 2015.

The impact of the restatement is as follows:

•

the estimated loss contingency for the first quarter of fiscal 2015 was understated by $73.5 million, resulting in an overstatement of net income of $46.5 million for the three month period ended March 31, 2015;

•

the estimated loss contingency for the second quarter of fiscal 2015 was overstated by $45.0 million, resulting in an understatement of net income of $27.4 million for the three month period ended June 30, 2015. For the six month period ended June 30, 2015, the estimated loss contingency was understated by $28.5 million, resulting in an overstatement of net income of $19.1 million for the six month period ended June 30, 2015; and

•

the estimated loss contingency for the third quarter of fiscal 2015 was overstated by $28.5 million, resulting in an understatement of net income of $17.2 million for the three month period ended September 30, 2015.

Accordingly, we are filing this Form 10-K/A to correct the errors presented in Note 20 - Selected Quarterly Financial Data (Unaudited) of the Original Form 10-K.

The Company’s controls related to the accounting for loss contingencies were inadequate to ensure that loss reserves were recorded timely in the appropriate period. We are also filing this Form 10-K/A to revise the COSO Component – Risk Assessment material weakness described in Management’s Report on Internal Control Over Financial Reporting as described in our Original Form 10-K to encompass the accounting for loss contingencies. Our Independent Registered Public Accounting Firm has also revised its opinion report with respect to the effectiveness of internal control over financial reporting.

The following sections of the Original Form 10-K have been amended and restated and are included in this Form 10-K/A:

1)	Item 8 of Part II, Financial Statements and Supplementary Data;
2)	Item 15 of Part IV, Exhibits and Financial Statement Schedules.

Specifically, the following sections within Item 8 of Part II have been amended or restated:

1)	Management’s Report on Internal Control Over Financial Reporting;
2)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting;
3)	Note 19 – Legal Proceedings; and
4)	Note 20 – Selected Quarterly Financial Data.

The Company has also included the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.3, 31.4, and 32.1, the consent of the independent registered public accounting firm in Exhibit 23.1, and financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

Except as described above, no other amendments have been made to the Original Form 10-K. The Company has not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Form 10-K. Accordingly, this amended annual report on Form 10-K/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

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

COSO Component - Risk Assessment

The Company’s risk assessment process did not operate effectively, resulting in a material weakness pertaining to this component of the COSO Framework. Specifically, the Company did not sufficiently identify risks associated with certain routine processes and related information systems, including revenue, and certain non-routine transactions, including the accounting for loss contingencies. In addition, the Company did not properly design and implement appropriate process-level internal controls at the Environmental Solutions component of the Domestic Regulated and Compliance Services segment. The Environmental Solutions component primarily consists of the PSC Environmental Services, LLC component acquired on April 22, 2014, which was excluded from management assessment of internal controls over financial reporting as of December 31, 2014. The material weakness relating to the risk assessment component of the internal control framework contributed to the other material weaknesses described below.

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

The Company’s independent registered public accounting firm has issued an opinion on the Company’s internal control over financial reporting. That report appears on page 3.

Stericycle, Inc.

Lake Forest, IL

August 9, 2016

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s revenue process, the Environmental Solutions component of the Domestic Regulated and Compliance Services component of the Domestic Regulated and Compliance Services segment, and in its risk assessment process pertaining to this component of the COSO Framework. Specifically, the Company did not sufficiently identify risks associated with certain routine processes and related information systems, including revenue, and certain non-routine transactions, including accounting for loss contingencies. We also have audited, in accordance with the standards of the

Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Stericycle, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Chicago, Illinois

March 15, 2016, except for the revision to the risk assessment material weakness, to include the accounting for loss contingencies, described in the sixth paragraph above, as to which the date is August 9, 2016

Report of Independent Registered Public Accounting Firm

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2016, except for the revision to the risk assessment material weakness, to include the accounting for loss contingencies, described in the sixth paragraph of that report, as to which the date is August 9, 2016, expressed an adverse opinion thereon.

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

Our solutions for regulated or specialty waste streams include: medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, and secure information destruction of documents or e-media. Our compliance solutions include: training and consulting through our Steri-Safe ® and Clinical Services programs as well as inbound/outbound communications, data reporting, and other regulatory compliance services. Our regulated recall and returns management solutions consist of communication, logistics, and data management services to support the recall, withdrawal, or return of expired or recalled products.

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

Our finite-lived intangible assets are amortized over their useful lives using straight-line method. We have determined that our customer relationships have useful lives from 10 to 40 years based upon the type of customer, with a weighted average remaining useful life of 19.2 years. We have covenants not-to-compete intangibles with useful lives from 5 to 14 years, with a weighted average remaining useful life of 3.7 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 17.2 years. Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 19.1 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows. See Note 11 -Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for more information about our intangible assets other than goodwill.

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

Included in the acquisitions discussed above, is the acquisition of Shred-it International ULC, an Alberta unlimited liability corporation (“SII”), Shredit JV LP, an Ontario limited partnership (“Shred-it JV”), Boost GP Corp., an Ontario corporation (“Boost GP”), and Boost Holdings LP, an Ontario limited partnership (together with SII, Shred-it JV and Boost GP, “Shred-it”). On October 1, 2015, we acquired Shred-it for an aggregate purchase price of $2.3 billion in cash. Shred-it is the global leader in secure information destruction, a highly complementary service to our regulated waste and compliance services and will provide operational synergies stemming from our core competencies in route logistics and lean management systems.

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

The amounts in the table above are subject to change upon finalization of asset valuations and completion accounts. We used various techniques to determine fair value:

• For fixed assets, we used a Market Approach to make preliminary estimates of fair value.

• For customer relationships, we used an Income Approach using the Multi-Period Excess Earnings Method (“MPEEM”) to make preliminary estimates of fair value of $534.0 million.

• For the Shred-it tradename, we used an Income Approach using the Relief from Royalties method to make preliminary estimates of fair value of $421.0 million.

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

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan ("ESPP"), which our stock holders approved in May 2001, and was made effective as of July 1, 2001. The ESPP authorizes 900,000 shares of our common stock, which substantially most employees may purchase through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six -month offering periods. An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period. During 2015, 2014 and 2013, 68,039 shares, 60,189 shares, and 52,956 shares respectively, were issued through the ESPP. At December 31, 2015, we had 191,464 shares available for issuance under the ESPP plan.

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

In 2015, 2014 and 2013, options to purchase 818,093 shares, 830,755 shares, and 846,808 shares, respectively, at exercise prices of $117.09 - $141.56, $105.12 - $132.95, and $94.76 - $119.19 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

On April 30, 2015, we entered into a note purchase agreement with several institutional purchasers pursuant to which we have issued and sold to the purchasers $200.0 million of our new seven -year 2.72% unsecured senior notes (“Series A”) and $100.0 million of our new eight -year 2.79% unsecured senior notes (“Series B”). Closing of the issuance and sale of the notes occurred on July 31, 2015.

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

The Company entered into a Term Loan Credit Agreement dated as of August 21, 2015 (the “Term Loan Credit Agreement”) with Bank of America, N.A., as the Administrative Agent maturing on August 21, 2020. The Term Loan Credit Agreement provides for a term loan credit facility (“Term Loan Credit Facility”) under which the Company may obtain loans up to an aggregate amount of $1.5 billion. Borrowings under the Term Loan Credit Facility may bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate. The Base Rate is for any day a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%. The Applicable Rate depends on the consolidated leverage ratio for the Company and its subsidiaries as set forth in the most recent compliance certificate received by the administrative agent. We used the proceeds from the term loan to fund a portion of the purchase price paid for the Shred-it acquisition (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information).

On October 1, 2015, we issued and sold to the purchasers $150.0 million of new six -year 2.89% unsecured senior notes and $150.0 million of new eight -year 3.18% unsecured senior notes (collectively, the “Notes”). The Notes bear interest on the unpaid principal thereof from October 1, 2015 at their respective stated rates of interest payable in arrears semi-annually on the first (1st) day of April and October in each year and at maturity, commencing on April 1, 2016. The Notes are unsecured obligations. We used the proceeds from the unsecured senior notes to fund a portion of the purchase price paid for the Shred-it acquisition (see Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements for more information).

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

NOTE 18 – EMPLOYEE BENEFIT PLAN

We have two 401(k) defined contribution retirement savings plans (the “plan(s)”), one of which was part of the recent Shred-it acquisition, covering substantially all domestic employees. The following describes our two domestic plans:

• Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may contribute up to 50% of the first 5% of compensation contributed to the plan by each employee up to a maximum of $1,750. Our contributions for the years ended December 31, 2015, 2014 and 2013 were $4.8 million, $3.6 million, and $3.0 million, respectively.

• Each participant may elect to defer a portion of his or her compensation subject to certain limitations. They Company may contribute up to 100% of the first 3% of the employee's eligible earnings, plus up to 50% of the next 2% of the employee's eligible earnings, subject to IRS limits. Our contribution for the fourth quarter of 2015 was $0.9 million.

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

In view of the Settlement, we recorded a pre-tax charge of $28.5 million during 2015 which is included in SG&A expenses on our Consolidated Statement of Income. We made the payments described above on October 21, 2015 in accordance with the terms of the settlement agreement. On February 1, 2016, the Qui Tam Action was dismissed with prejudice pursuant to the Settlement.

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

Under the terms of the settlement agreement entered into with the two class representatives, we agreed to make available a fund of $45.0 million (the "Settlement Fund") to pay class members who submit a valid claim form within a 90 -day period, to pay an incentive award to each of the class representatives, to pay attorneys’ fees and expenses to plaintiffs’ attorneys, and to pay fees and costs of a third-party settlement administrator (the "TCPA Settlement"). The plaintiffs’ attorneys sought attorneys’ fees of one-third of the Settlement Fund, plus out-of-pocket expenses, to be paid from the Settlement Fund. As part of the TCPA Settlement, we did not admit to any of the allegations in the TCPA Action and are completely released from any claims related to faxes sent by us or on our behalf from March 25, 2010 through April 30, 2015. On August 27, 2015, the TCPA Action was dismissed with prejudice.

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

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited quarterly financial data previously presented in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 have been restated for errors related to the timing of recognition of loss reserves between quarterly periods associated with the Company’s previously disclosed settlement of the TCPA Action and Qui Tam Action. The Company determined that the estimated loss contingency for the first quarter of fiscal 2015 was understated by $73.5 million, resulting in an overstatement of net income of $46.5 million for the three month period ended March 31, 2015. The estimated loss contingency for the second quarter of fiscal 2015 was overstated by $45.0 million, resulting in an understatement of net income of $27.4 million for the three month period ended June 30, 2015. The estimated loss contingency for the third quarter of fiscal 2015 was overstated by $28.5 million, resulting in an understatement of net income of $17.2 million for the three month period ended September 30, 2015. The Company also recorded an immaterial error correction of $2.0 million related to the tax effects of the loss contingencies described above. The adjustment corrects an understatement of income tax expense for three month period ended September 30, 2015 that was originally reported in the three month period ended December 31, 2015.

The following table summarizes our unaudited consolidated quarterly results of operations for 2015 and 2014:

In thousands, except per share data
	First Quarter 2015 (Restated)	Second Quarter 2015 (Restated)	Third Quarter 2015 (Restated)	Fourth Quarter 2015 (Restated)	Year 2015
Revenues	$663,319	$715,689	$718,596	$888,304	$2,985,908
Gross profit	281,331	304,824	299,675	380,355	1,266,185
Acquisition expenses	(3,296)	(2,986)	(33,674)	818	(39,138)
Integration expenses	(8,886)	(8,924)	(13,447)	(20,432)	(51,689)
Change in fair value of contingent consideration	675	(35)	—	—	640
Impairment of intangible assets	—	—	—	(1,781)	(1,781)
Restructuring and plant conversion expenses	(12,302)	(3,058)	(2,721)	(4,667)	(22,748)
Litigation expenses	(75,623)	173	16,444	(645)	(59,651)
Net income attributable to Stericycle, Inc.	28,940	87,830	69,449	80,827	267,046
Mandatory convertible preferred stock	—	—	—	(10,106)	(10,106)
Net income attributable to Stericycle, Inc. common shareholders	28,940	87,830	69,449	70,721	256,940
* Basic earnings per common share	0.34	1.03	0.82	0.83	3.02
* Diluted earnings per common share	0.34	1.02	0.81	0.82	2.98

In thousands, except per share data
	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014	Year 2014
Revenues	$569,955	$640,822	$667,877	$676,947	$2,555,601
Gross profit	255,469	275,304	278,669	284,969	1,094,411
Acquisition expenses	(3,221)	(3,979)	(3,472)	(2,661)	(13,333)
Integration expenses	(2,485)	(4,679)	(7,461)	(11,343)	(25,968)
Change in fair value of contingent consideration	(4,789)	836	—	5,405	1,452
Restructuring and plant conversion expenses	(574)	(1,115)	(2,380)	(10,495)	(14,564)
Litigation expenses	(1,505)	(396)	(1,342)	(3,331)	(6,574)
Net income attributable to Stericycle, Inc.	79,149	81,936	82,845	82,526	326,456
* Basic earnings per common share	$0.93	$0.97	$0.98	$0.97	$3.84
* Diluted earnings per common share	$0.91	$0.95	$0.96	$0.96	$3.79

*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2013	$19,443	$4,823	$322	$(5,454)	$19,134
2014	$19,134	$9,869	$842	$(10,762)	$19,083
2015	$19,083	$13,650	$3,054	$(13,458)	$22,329

(1)	Amounts consist primarily of valuation allowances assumed from acquired companies and currency translation adjustments.

In thousands
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2013	$3,340	$(1,451)	$(767)	$1,122
2014	$1,122	$—	$(1,066)	$56
2015	$56	$13	$17,516	$17,585

(2)	Amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.

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

Exhibit Index	Description	Filed with Electronic Submission
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

Exhibit Index	Description	Filed with Electronic Submission
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

10.12*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.13*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.14*†	1997 Stock Option Plan ("1997 Plan") (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)

Exhibit Index	Description	Filed with Electronic Submission
10.15*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.16*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.17*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.18*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.19*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.20*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.21*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.22*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.23*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.24*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.25*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.26*†	Amendment to 1997 Plan, 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.27*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.28*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.29*†	Form of agreement for stock option grant under 2005, 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.30*†	Form of agreement for restricted stock unit award under 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.31*†	Bonus conversion program (2016 plan year) (incorporated by reference to Exhibit 10.31 to our annual report on Form 10-K for 2015, as filed on March 15, 2016)
10.32*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed November 8, 2013 (Registration No. 333-192235))
10.33*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.34*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21*	Subsidiaries (incorporated by reference to Exhibit 21 to our annual report on Form 10-K for 2015, as filed on March 15, 2016)
23.1	Consent of Independent Registered Public Accounting Firm	X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X
101.INS XBRL	Instance Document	X
101.SCH XBRL	Taxonomy Extension Schema Document	X
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document	X
101.DEF XBRL	Taxonomy Definition Linkbase Document	X
101.LAB XBRL	Taxonomy Extension Label Linkbase Document	X
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document	X

x	Filed herewith
*	Previously filed

†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2016

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)