Form 10-Q/A
period 2016-03-31
STERICYCLE INC
filed 2016-08-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Stericycle, Inc. (the “Company,” “we” or “our”) is filing this amended Quarterly Report on Form 10-Q/A because the Audit Committee of our Board of Directors has determined that the consolidated financial statements for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, originally included in the Company’s Quarterly Reports on Form 10-Q for each of the respective quarterly periods, should no longer be relied upon due to errors in the timing of recognition of certain loss reserves. This Form 10-Q/A is being filed to present the amended and restated financial information for the first fiscal quarter of 2015 and, accordingly, to restate our analysis of the first quarter of 2016 when compared to the first quarter of 2015, as presented in the Company’s Form 10-Q for the first quarter of 2016 filed on May 9, 2016 (the “Original Form 10-Q”), and to disclose additional information regarding the Company’s internal control over financial reporting and disclosure controls and procedures related to these errors.

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

Accordingly, we are filing this Form 10-Q/A to correct the errors presented in the comparative financial information included in the Original Form 10-Q for the three months ended March 31, 2015.

The errors, including the specific line items on each of the Company’s financial statements that have been restated, are described in greater detail in Note A1 contained in this Form 10-Q/A.  We have made necessary conforming changes in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A resulting from this adjustment.

The Company’s controls related to the accounting for loss contingencies were inadequate to ensure that loss reserves were recorded timely in the appropriate period. We are revising the COSO Component – Risk Assessment material weakness described in Item 4 of Part I, Controls and Procedures, to also encompass the accounting for loss contingencies.

For the convenience of the reader, this report on Form 10-Q/A sets forth the Original Form 10-Q in its entirety. The following sections of the Original Form 10-Q have been restated:

1)	Item 1 of Part I, Financial Statements;
2)	Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
3)	Item 4 of Part I, Controls and Procedures; and
4)	Item 6 of Part II, Exhibits.

Specifically, the following sections within Item 1 of Part I have been restated or added:

1)	Condensed Consolidated Statements of Income;
2)	Condensed Consolidated Statements of Comprehensive Income;
3)	Condensed Consolidated Statements of Cash Flows;
4)	Note A1 – Restatement;
5)	Note 5 – Income Taxes;
6)	Note 8 – Earnings per Common Share; and
7)	Note 12 – Geographic Information.

The Company has also included the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.3, 31.4, and 32.1, and financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

Except as described above, no other amendments have been made to the Original Form 10-Q. The Company has not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Form 10-Q. Accordingly, this amended quarterly report on Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended March 31,
	2016	2015 (Restated)
Revenues	$874,181	$663,319
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	482,356	367,340
Depreciation - cost of revenues	22,641	14,648
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	202,488	214,863
Depreciation – selling, general and administrative expenses	7,499	4,118
Amortization	18,274	8,797
Total Costs and Expenses	733,258	609,766
Income from Operations	140,923	53,553
Other Income (Expense):
Interest income	21	35
Interest expense	(24,062)	(18,633)
Other expense, net	(1,251)	(598)
Total Other Expense	(25,292)	(19,196)
Income Before Income Taxes	115,631	34,357
Income tax expense	38,036	5,065
Net Income	77,595	29,292
Less: net income attributable to noncontrolling interests	809	352
Net Income Attributable to Stericycle, Inc.	76,786	28,940
Less: mandatory convertible preferred stock dividend	10,106	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$66,680	$28,940
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.79	$0.34
Diluted	$0.78	$0.34
Weighted Average Number of Common Shares Outstanding:
Basic	84,705,000	85,037,823
Diluted	85,845,501	86,357,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands
	Three Months Ended March 31,
	2016	2015 (Restated)
Net Income	$77,595	$29,292

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	17,164	(64,501)
Amortization of cash flow hedge into income, net of tax (($172) and ($54), for the three months ended March 31, 2016 and 2015, respectively)	269	90
Change in fair value of cash flow hedge, net of tax (($89) and $2,381 for the three months ended March 31, 2016 and 2015, respectively)	242	(4,424)
Total Other Comprehensive Income/ (Loss)	17,675	(68,835)

Comprehensive Income/ (Loss)	95,270	(39,543)
Less: comprehensive income/ (loss) attributable to noncontrolling interests	871	(468)
Comprehensive Income/ (Loss) Attributable to Stericycle, Inc. Common Shareholders	$94,399	$(39,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2016	2015 (Restated)
OPERATING ACTIVITIES:
Net income	$77,595	$29,292
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	6,105	5,487
Excess tax benefit of stock options exercised	—	(8,222)
Depreciation	30,140	18,766
Amortization	18,274	8,797
Deferred income taxes	6,932	(29,939)
Other, net	(2,644)	5,313
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,918)	(14,491)
Accounts payable	(15,203)	5,443
Accrued liabilities	21,151	109,424
Deferred revenues	487	(628)
Other assets and liabilities	18,030	3,312
Net cash provided by operating activities	156,949	132,554
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(24,884)	(34,210)
Proceeds from investments	7	257
Proceeds from sale of property and equipment	766	—
Capital expenditures	(34,185)	(21,356)
Net cash used in investing activities	(58,296)	(55,309)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(6,879)	(9,780)
Proceeds from foreign bank debt	15,607	4,851
Repayments of foreign bank debt	(18,721)	(38,252)
Proceeds from term loan	—	250,000
Repayment of term loan	(171,000)	—
Proceeds from senior credit facility	457,959	394,097
Repayments of senior credit facility	(353,520)	(670,254)
Payments of capital lease obligations	(1,381)	(988)
Payment of cash flow hedge	—	(8,833)
Purchases and cancellations of treasury stock	(37,693)	(11,516)
Proceeds from issuance of common stock	22,310	27,452
Dividends paid on mandatory convertible preferred stock	(10,106)	—
Excess tax benefit of stock options exercised	—	8,222
Payments to noncontrolling interests	(4,997)	(2,603)
Net cash used in financing activities	(108,421)	(57,604)
Effect of exchange rate changes on cash and cash equivalents	(211)	(3,594)
Net (decrease)/ increase in cash and cash equivalents	(9,979)	16,047
Cash and cash equivalents at beginning of period	55,634	22,236
Cash and cash equivalents at end of period	$45,655	$38,283

NON-CASH INVESTING ACTIVITIES:
Issuances of obligations for acquisitions	$13,013	$21,543

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

NOTE A1 — RESTATEMENT

The unaudited quarterly financial data for the quarter ended March 31, 2015 has been restated for errors related to the timing of recognition of loss reserves between quarterly periods associated with the Company’s previously disclosed settlement of the TCPA Action and Qui Tam Action. The Company determined that the estimated loss contingency for the first quarter of fiscal 2015 was understated by $73.5 million, resulting in an overstatement of net income of $46.5 million for the three month period ended March 31, 2015.

The Company’s Condensed Consolidated Statements of Income; Condensed Consolidated Statements of Comprehensive Income; Condensed Consolidated Statements of Cash Flows; Note 5 - Income Taxes; Note 8 - Earnings Per Common Share; and Note 12 - Geographic Information; included in this Form 10-Q/A have been restated to correct the misstatements described above.

The following are previously reported and restated balances of affected line items in the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Comprehensive Income, and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 (Unaudited).

Condensed Consolidated Statement of Income
	Three Months Ended March 31, 2015
	As Reported	Adjustment	Restated
Selling, general and administrative expenses (exclusive of depreciation and amortization)	$141,363	$73,500	$214,863
Total costs and expenses	536,266	73,500	609,766
Income from operations	127,053	(73,500)	53,553
Income before income taxes	107,857	(73,500)	34,357
Income tax expense	32,047	(26,982)	5,065
Net income	75,810	(46,518)	29,292
Net income attributable to Stericycle, Inc.	75,458	(46,518)	28,940
EPS – basic	0.89	(0.55)	0.34
EPS – diluted	0.87	(0.53)	0.34

Condensed Consolidated Statement of Comprehensive Income
	Three Months Ended March 31, 2015
	As Reported	Adjustment	Restated
Net income	$75,810	$(46,518)	$29,292
Comprehensive income/ (loss)	6,975	(46,518)	(39,543)
Comprehensive income/ (loss)attributable to Stericycle, Inc.	7,443	(46,518)	(39,075)

Condensed Consolidated Statement of Cash Flows	Three Months Ended March 31, 2015
	As Reported	Adjustment	Restated
Net income	$75,810	$(46,518)	$29,292
Deferred income taxes	(2,957)	(26,982)	(29,939)
Accrued liabilities	35,924	73,500	109,424

The restatement had no impact on net cash used in or provided by operating, investing and financing activities and there was no change to the reported net increase in cash and cash equivalents.

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

The Company has recorded accruals to cover certain unrecognized tax positions. Such unrecognized tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for unrecognized tax positions as deemed necessary. During the quarter ended March 31, 2016, we had no material changes to our accruals related to previous or current uncertain tax positions. The effective tax rates for the quarters ended March 31, 2016 and 2015 were approximately 32.9% and 14.7%, respectively. The effective tax rate for the quarter ended March 31, 2015 reflects the recognition of certain deferred tax benefits and a $73.5 million accrual for loss contingencies recorded during the period.

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

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2016	2015 (Restated)
Numerator:
Net income attributable to Stericycle, Inc.	$76,786	$28,940
Less: mandatory convertible preferred stock dividend	10,106	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$66,680	$28,940
Denominator:
Denominator for basic earnings per share-weighted average shares	84,705,000	85,037,823
Effect of diluted securities:
Employee stock based awards	1,140,501	1,319,183
Mandatory convertible preferred stock (1)	—	—
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	85,845,501	86,357,006
Earnings per share – Basic	$0.79	$0.34
Earnings per share – Diluted	$0.78	$0.34

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

Detailed information for our United States reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2016	2015 (Restated)
Regulated and compliance solutions revenues	$624,878	$452,269
Recall and returns solutions revenues	24,790	19,979
Total revenues	$649,668	$472,248
Net interest expense	19,883	10,845
Income before income taxes	108,313	29,390
Income taxes	38,814	10,898
Net income attributable to Stericycle, Inc.	$69,499	$18,492

Depreciation and amortization	$31,570	$16,140

Detailed information for our International reportable segment is as follows:

In thousands
	Three Months Ended March 31,
	2016	2015
Regulated and compliance solutions revenues	$224,513	$191,071
Net interest expense	4,158	7,753
Income before income taxes	7,318	4,967
Income taxes	(778)	(5,833)
Net income	8,096	10,800
Less: net income attributable to noncontrolling interests	809	352
Net income attributable to Stericycle, Inc.	$7,287	$10,448

Depreciation and amortization	$16,844	$11,423

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

Highlights of the three months ended March 31, 2016:

•	revenues grew to $874.2 million, a 31.8% increase over $663.3 million in the first quarter last year;
•	gross margins decreased to 42.2% from 42.4% in the first quarter last year;
•	operating income increased 163.1% to $140.9 million from $53.6 million in the first quarter last year;
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

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2015

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2016		2015 (Restated) *
	$	%	$	%
Revenues	$874,181	100.0%	$663,319	100.0%
Cost of revenues	482,120	55.2%	367,340	55.4%
Depreciation - cost of revenues	22,641	2.6%	14,648	2.2%
Plant conversion expenses	236	0.0%	—	0.0%
Total cost of revenues	504,997	57.8%	381,988	57.6%
Gross profit	369,184	42.2%	281,331	42.4%
Selling, general and administrative expenses (exclusive of adjusting items, depreciation and amortization shown below)	181,569	20.8%	115,431	17.4%
Acquisition expenses	2,990	0.3%	3,296	0.5%
Integration expenses	19,268	2.2%	8,886	1.3%
Change in fair value of contingent consideration	(2,644)	-0.3%	(675)	-0.1%
Restructuring and plant conversion expenses	5	0.0%	12,302	1.9%
Litigation expenses	1,300	0.1%	75,623	11.4%
Total SG&A expenses (exclusive of depreciation and amortization shown below)	202,488	23.2%	214,863	32.4%
Depreciation	7,499	0.9%	4,118	0.6%
Amortization	18,274	2.1%	8,797	1.3%
Income from operations	140,923	16.1%	53,553	8.1%
Net interest expense	24,041	2.8%	18,598	2.8%
Other expense, net	1,251	0.1%	598	0.1%
Income tax expense	38,036	4.4%	5,065	0.8%
Net income	77,595	8.9%	29,292	4.4%
Less: net income attributable to noncontrolling interests	809	0.1%	352	0.1%
Net income attributable to Stericycle, Inc.	76,786	8.8%	28,940	4.4%
Less: mandatory convertible preferred stock dividend	10,106	1.2%	—	0.0%
Net income attributable to Stericycle, Inc. common shareholders	$66,680	7.6%	$28,940	4.4%
Earnings per share- diluted	$0.78		$0.34

* The Condensed Consolidated Statement of Income for the three months ended March 31, 2015 has been restated to record an understatement of our accrual for loss contingencies totaling $73.5 million. See Note A1, Restatement, to the Unaudited Condensed Consolidated Financial Statements.

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

Income from Operations: Income from operations increased $87.3 million, or 163.1%, in the first quarter of 2016 to $140.9 million from $53.6 million in same period in 2015. Comparison of income from operations between the first quarter of 2016 and the same period of 2015 was affected by Adjusting Items as described below.

During the quarter ended March 31, 2016, we recognized $3.0 million in acquisition expenses, $19.3 million of expenses related to the integration of our acquisitions, mainly Shred-it, $1.3 million in litigation expenses, $0.2 million in plant conversion expenses, and a $2.6 million favorable change in the fair value of contingent consideration.

During the quarter ended March 31, 2015, we recognized $3.3 million in acquisition expenses, $8.9 million of expenses related to the integration of our acquisitions, $12.3 million in restructuring expenses, $75.6 million in litigation expenses (mainly $45.0 million related to the Junk Fax Lawsuit and $28.5 million related to the Qui Tam Action), and a $0.7 million favorable change in the fair value of contingent consideration.

Domestically, our income from operations increased $91.4 million to $133.0 million in the first quarter of 2016 from $41.6 million in the same period in 2015.

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

Income Tax Expense: Income tax expense increased to $38.0 million in the first quarter of 2016 from $5.1 million in the same period in 2015. The reported tax rates for the quarters ended March 31, 2016 and 2015 were 32.9% and 14.7%, respectively. The effective tax rate for the quarter ended March 31, 2015 reflects the recognition of certain deferred tax benefits and a $73.5 million accrual for loss contingencies recorded during the period.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, because of material weaknesses in internal control over financial reporting described below and also identified in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended. References to “COSO” or “COSO Framework” below refer to the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework.

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

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2016:

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	277,952	$116.24	277,952	3,452,869
February 1 – February 29, 2016	50,000	107.69	50,000	3,402,869
March 1 – March 31, 2016	—	—	—	3,402,869
Total	327,952	$114.93	327,952	3,402,869

ITEM 6. EXHIBITS

31.3	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2016

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)