Form 10-Q
period 2016-06-30
STERICYCLE INC
filed 2016-08-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

On July 29, 2016 there were 85,041,964 shares of the Registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data
	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$44,320	$55,634
Short-term investments	64	69
Accounts receivable, less allowance for doubtful accounts of $24,457 in 2016 and $22,329 in 2015	627,135	614,494
Prepaid expenses	58,566	46,740
Other current assets	40,277	44,891
Total Current Assets	770,362	761,828
Property, plant and equipment, less accumulated depreciation of $479,907 in 2016 and $426,019 in 2015	707,060	665,602
Goodwill	3,558,283	3,758,177
Intangible assets, less accumulated amortization of $220,398 in 2016 and $151,025 in 2015	2,078,234	1,842,561
Other assets	32,429	36,995
Total Assets	$7,146,368	$7,065,163
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$109,868	$161,409
Accounts payable	145,069	149,202
Accrued liabilities	182,814	197,329
Deferred revenues	17,132	16,989
Other current liabilities	62,221	62,420
Total Current Liabilities	517,104	587,349
Long-term debt, net of current portion	3,008,588	3,040,352
Deferred income taxes	705,873	608,272
Other liabilities	85,724	81,352
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), Mandatory Convertible Preferred Stock, Series A, 763,500 issued and outstanding in 2016 and 770,000 in 2015	8	8
Common stock (par value $0.01 per share, 120,000,000 shares authorized, 84,965,277 issued and outstanding in 2016 and 84,852,584 issued and outstanding in 2015)	850	849
Additional paid-in capital	1,183,140	1,143,020
Accumulated other comprehensive loss	(297,558)	(282,631)
Retained earnings	1,931,807	1,868,645
Total Stericycle, Inc.’s Equity	2,818,247	2,729,891
Noncontrolling interest	10,832	17,947
Total Equity	2,829,079	2,747,838
Total Liabilities and Equity	$7,146,368	$7,065,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Revenues	$891,621	$715,689	$1,765,802	$1,379,008
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	486,915	396,793	969,271	764,133
Depreciation - cost of revenues	23,611	14,072	46,252	28,720
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	222,378	136,752	424,866	351,615
Depreciation – selling, general and administrative expenses	8,100	4,387	15,599	8,505
Amortization	50,909	8,921	69,183	17,718
Total Costs and Expenses	791,913	560,925	1,525,171	1,170,691
Income from Operations	99,708	154,764	240,631	208,317
Other Income (Expense):
Interest income	9	39	30	74
Interest expense	(24,367)	(16,429)	(48,429)	(35,062)
Other expense, net	(2,118)	(1,604)	(3,369)	(2,202)
Total Other Expense	(26,476)	(17,994)	(51,768)	(37,190)
Income Before Income Taxes	73,232	136,770	188,863	171,127
Income tax expense	27,002	48,493	65,038	53,558
Net Income	46,230	88,277	123,825	117,569
Less: net income attributable to noncontrolling interests	196	447	1,005	799
Net Income Attributable to Stericycle, Inc.	46,034	87,830	122,820	116,770
Less: mandatory convertible preferred stock dividend	10,021	—	20,127	—
Less: gain on repurchase of preferred stock	(1,280)	—	(1,280)	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$37,293	$87,830	$103,973	$116,770
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.44	$1.03	$1.23	$1.37
Diluted	$0.43	$1.02	$1.21	$1.35
Weighted Average Number of Common Shares Outstanding:
Basic	84,893,263	84,961,907	84,799,131	85,000,723
Diluted	85,760,686	86,221,034	85,798,892	86,292,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Net Income	$46,230	$88,277	$123,825	$117,569

Other Comprehensive (Loss)/ Income:
Foreign currency translation adjustments	(32,946)	24,560	(15,782)	(39,941)
Amortization of cash flow hedge into income, net of tax (($173) and ($55), and ($345) and ($109) for the three- and six- months ended June 30, 2016 and 2015, respectively)	269	90	538	180
Change in fair value of cash flow hedge, net of tax (($132) and ($117), and $(221) and $2,498 for the three- and six- months ended June 30, 2016 and 2015, respectively)	130	646	372	(3,778)
Total Other Comprehensive (Loss)/ Income	(32,547)	25,296	(14,872)	(43,539)

Comprehensive Income	13,683	113,573	108,953	74,030
Less: comprehensive income/ (loss) attributable to noncontrolling interests	189	216	1,060	(252)
Comprehensive Income Attributable to Stericycle, Inc. Common Shareholders	$13,494	$113,357	$107,893	$74,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Six Months Ended June 30,
	2016	2015 (Restated)
OPERATING ACTIVITIES:
Net income	$123,825	$117,569
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	11,557	10,904
Excess tax benefit of stock options exercised	—	(10,899)
Depreciation	61,851	37,225
Amortization	69,183	17,718
Deferred income taxes	4,515	(8,390)
Other, net	(2,644)	5,686
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,888)	(51,041)
Accounts payable	(1,496)	21,019
Accrued liabilities	(13,303)	51,071
Deferred revenues	305	(3,156)
Other assets and liabilities	4,535	(9,046)
Net cash provided by operating activities	245,440	178,660
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(42,097)	(61,766)
Proceeds from investments	7	271
Proceeds from sale of property and equipment	1,355	—
Capital expenditures	(67,133)	(46,794)
Net cash used in investing activities	(107,868)	(108,289)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(31,789)	(39,590)
Proceeds from foreign bank debt	27,619	18,363
Repayments of foreign bank debt	(36,953)	(43,769)
Proceeds from term loan	—	250,000
Repayment of term loan	(250,000)	—
Proceeds from senior credit facility	902,817	879,024
Repayments of senior credit facility	(715,653)	(1,072,468)
Payments of capital lease obligations	(2,605)	(1,951)
Payment of cash flow hedge	—	(8,833)
Payments for repurchase of common stock	(40,814)	(85,149)
Payments for repurchase of convertible preferred stock	(5,025)	—
Proceeds from issuance of common stock	30,308	39,208
Dividends paid on mandatory convertible preferred stock	(20,127)	—
Excess tax benefit of stock options exercised	—	10,899
Payments to noncontrolling interests	(6,961)	(2,603)
Net cash used in financing activities	(149,183)	(56,869)
Effect of exchange rate changes on cash and cash equivalents	297	(2,782)
Net (decrease)/ increase in cash and cash equivalents	(11,314)	10,720
Cash and cash equivalents at beginning of period	55,634	22,236
Cash and cash equivalents at end of period	$44,320	$32,956

NON-CASH INVESTING ACTIVITIES:
Issuances of obligations for acquisitions	$23,069	$47,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2016 and Year Ended December 31, 2015

(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	—	$—	84,884	$849	$289,211	$1,743,371	$(138,419)	$22,173	$1,917,185
Net income						267,046		967	268,013
Currency translation adjustment							(140,809)	161	(140,648)
Change in qualifying cash flow hedge, net of tax							(3,403)		(3,403)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			973	10	68,630				68,640
Issuance of mandatory convertible preferred stock	770	8			746,892				746,900
Purchase and cancellation of common stock			(1,004)	(10)		(131,666)			(131,676)
Preferred stock dividend						(10,106)			(10,106)
Stock compensation expense					21,750				21,750
Excess tax benefit of stock options exercised					16,897				16,897
Reduction to noncontrolling interests due to additional ownership					(360)			(5,354)	(5,714)
Balance at December 31, 2015	770	8	84,853	849	1,143,020	1,868,645	(282,631)	17,947	2,747,838
Net income						122,820		1,005	123,825
Currency translation adjustment							(15,837)	55	(15,782)
Change in qualifying cash flow hedge, net of tax							910		910
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			473	4	34,456				34,460
Purchase and cancellation of common stock			(361)	(3)		(40,811)			(40,814)
Purchase and cancellation of convertible preferred stock	(6)	—			(6,305)	1,280			(5,025)
Preferred stock dividend						(20,127)			(20,127)
Stock compensation expense					11,557				11,557
Reduction to noncontrolling interests due to additional ownership					412			(8,175)	(7,763)
Balance at June 30, 2016	764	$8	84,965	$850	$1,183,140	$1,931,807	$(297,558)	$10,832	$2,829,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE A1 — RESTATEMENT

The unaudited quarterly financial data for the three and six months ended June 30, 2015 has been restated for errors related to the timing of recognition of loss reserves between quarterly periods associated with the Company’s settlement of the previously disclosed TCPA Action and Qui Tam Action. The Company determined that the estimated loss contingency for the three and six months ended June 30, 2015 was overstated by $45.0 million and understated by $28.5 million, respectively, resulting in an understatement of net income of $27.4 million and an overstatement of $19.1 million for the three month and six months ended June 30, 2015, respectively.

The Company’s Condensed Consolidated Statements of Income; Condensed Consolidated Statements of Comprehensive Income; Condensed Consolidated Statements of Cash Flows; Note 5 - Income Taxes; Note 8 - Earnings Per Common Share; and Note 12 - Geographic Information; included in this Form 10-Q have been restated to correct the misstatements described above.

The following are previously reported and restated balances of affected line items in the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Comprehensive Income, and the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2015 (Unaudited).

Condensed Consolidated Statement of Income
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Selling, general and administrative expenses (exclusive of depreciation and amortization)	$181,752	$(45,000)	$136,752	$323,115	$28,500	$351,615
Total costs and expenses	605,925	(45,000)	560,925	1,142,191	28,500	1,170,691
Income from operations	109,764	45,000	154,764	236,817	(28,500)	208,317
Income before income taxes	91,770	45,000	136,770	199,627	(28,500)	171,127
Income tax expense	30,874	17,619	48,493	62,921	(9,363)	53,558
Net income	60,896	27,381	88,277	136,706	(19,137)	117,569
Net income attributable to Stericycle, Inc.	60,449	27,381	87,830	135,907	(19,137)	116,770
EPS – basic	0.71	0.32	1.03	1.60	(0.23)	1.37
EPS – diluted	0.70	0.32	1.02	1.57	(0.22)	1.35

Condensed Consolidated Statement of Comprehensive Income
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Net income	$60,896	$27,381	$88,277	$136,706	$(19,137)	$117,569
Comprehensive income/ (loss)	86,192	27,381	113,573	93,167	(19,137)	74,030
Comprehensive income/ (loss) attributable to Stericycle, Inc.	85,976	27,381	113,357	93,419	(19,137)	74,282

Condensed Consolidated Statement of Cash Flows
				Six Months Ended June 30, 2015
				As Reported	Adjustment	Restated
Net income				$136,706	$(19,137)	$117,569
Deferred income taxes				973	(9,363)	(8,390)
Accrued liabilities				22,571	28,500	51,071

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2015, as filed with our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2016.

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

NOTE 2 – ACQUISITIONS

The following table summarizes the locations of our acquisitions for the six months ended June 30, 2016:

Acquisition Locations	2016
United States	11
Republic of Korea	1
Romania	2
Spain	2
United Kingdom	1
Total	17

During the quarter ended March 31, 2016, we completed seven acquisitions. Domestically, we acquired 100% of the stock of one regulated waste business and selected assets of four secure information destruction businesses. Internationally, we acquired selected assets of one regulated waste business in Romania and one in Spain.

During the quarter ended June 30, 2016, we completed ten acquisitions. Domestically, we acquired selected assets of three regulated waste businesses and three secure information destruction businesses. Internationally, we acquired selected assets of one regulated waste business in each of the Republic of Korea, Romania, Spain and the United Kingdom.

The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the six months ended June 30, 2016:

In thousands
Six Months Ended June 30, 2016
Cash	$32,651
Promissory notes	23,238
Deferred consideration	1,545
Contingent consideration	75
Total purchase price	$57,509

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the six months ended June 30, 2016, we recognized an increase in goodwill of $33.6 million related to current year acquisitions, excluding the effect of foreign currency translation, of which $29.2 million was assigned to our Domestic Regulated Waste and Compliance Services (“Domestic RCS”) reportable segment and $4.4 million was assigned to our International Regulated Waste and Compliance Services (“International RCS”) reportable segment (see Note 9 – Goodwill and Other Intangible Assets). Approximately $28.8 million of the goodwill recognized from current year acquisitions will be deductible for tax purposes.

During the six months ended June 30, 2016, we recognized an increase in intangible assets from current year acquisitions of $18.9 million, excluding the effect of foreign currency translation. We recognized $18.1 million for the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years, and $0.8 million for a covenant not-to-compete with an amortizable life of 5 years.

The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the opening balance sheet. The following table summarizes the preliminary purchase price allocation for current period acquisitions during the six months ended June 30, 2016:

In thousands
Six Months Ended June 30, 2016
Fixed assets	$5,069
Intangibles	18,853
Goodwill	33,593
Accounts receivable	1,275
Net other assets/ (liabilities)	8
Current liabilities	(239)
Net deferred tax liabilities	(1,050)
Total purchase price allocation	$57,509

During the six months ended June 30, 2016 and 2015, the Company incurred $5.6 million and $6.3 million, respectively, of acquisition related expenses. These expenses are included in “Selling, general and administrative expenses” (“SG&A”) on our Condensed Consolidated Statements of Income. The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisition. Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.

The following table summarizes the adjustments to the consideration transferred for prior year acquisitions and primarily includes $9.5 million of additional cash consideration paid during the six months ended June 30, 2016 as part of the final working capital adjustment for the 2015 Shred-it acquisition:

In thousands
Six Months Ended June 30, 2016
Cash	$9,446
Promissory notes	(1,789)
Total purchase price	$7,657

The following table summarizes these adjustments by major assets acquired and liabilities assumed for prior year acquisitions:

In thousands
	Shred-it Acquisition	Other Prior Year Acquisitions	Total Changes
Fixed assets	$31,861	$(165)	$31,696
Intangibles	277,000	17,792	294,792
Goodwill	(209,958)	(14,165)	(224,123)
Accounts receivable	(1,085)	776	(309)
Net other assets	—	147	147
Current liabilities	(713)	(1,343)	(2,056)
Net deferred tax liabilities	(87,637)	(4,853)	(92,490)
Total purchase price allocation	$9,468	$(1,811)	$7,657

During the second quarter of 2016, we recorded various adjustments to our provisional amounts for the Shred-it acquisition. The transactions have been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price allocation is preliminary until we complete our assessment. As of June 30, 2016, the following recognized amounts are subject to change:

•	amounts for certain balances included in working capital pending receipt of certain information that could affect provisional amounts recorded;
•

amounts for intangibles assets and property, plant and equipment, pending finalization of valuation efforts as well as the completion of procedures confirming the existence and condition of certain property, plant and equipment assets;

•	amounts for income tax liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and
•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.

We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date. We do not anticipate material changes in the purchase price allocation of other prior year acquisitions.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Compensation - Stock Compensation

On January 1, 2016, the Company adopted the guidance in Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been evaluated and determined to be insignificant and resulted in no cumulative-effect change to the Company’s retained earnings. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award’s were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2016. The impact of applying that guidance was $1.6 million and $4.5 million to the condensed consolidated statements of income for the three and six months periods ended June 30, 2016, respectively. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2015 unchanged. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

Interest-Imputation of Interest

The Company adopted the guidance in ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance for recognition and measurement for debt issuance costs are not affected by the accounting standard update. The revised standard only affects presentation and therefore will not have an impact on the Company’s results of operations. At December 31, 2015, the Company reclassified $12.3 million of other assets to long-term debt, net of current portion to conform to the current period balance sheet presentation.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of creditworthiness and nonperformance risk has been considered in the fair value measurements presented below. There were no movements of items between fair value hierarchies.

In thousands
		Fair Value Measurements Using
	Total as of June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$44,320	$44,320	$—	$—
Short-term investments	64	$64	—	—
Derivative financial instruments	719	—	719	—
Total assets	$45,103	$44,384	$719	$—
Liabilities:
Contingent consideration	$23,357	$—	$—	$23,357
Total liabilities	$23,357	$—	$—	$23,357

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$55,634	$55,634	$—	$—
Short-term investments	69	69	—	—
Derivative financial instruments	1,207	—	1,207	—
Total assets	$56,910	$55,703	$1,207	$—
Liabilities:
Contingent consideration	$25,390	$—	$—	$25,390
Total liabilities	$25,390	$—	$—	$25,390

For our derivative financial instruments we use a market approach valuation technique based on observable market transactions of spot and forward rates.

We recorded a $0.7 million asset related to the fair value of the U.S. dollar - Canadian dollar foreign currency swap which was classified as other assets at June 30, 2016. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $23.4 million, of which $7.5 million was classified as current liabilities at June 30, 2016. Contingent consideration liabilities were $25.4 million at December 31, 2015 of which $9.1 million was classified as current liabilities. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $40.7 million at June 30, 2016. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of “Other current liabilities” and “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at January 1, 2016	$25,390
Increases due to acquisitions	75
Decrease due to payments	(1,169)
Changes due to foreign currency fluctuations	1,705
Changes in fair value reflected in Selling, general, and administrative expenses	(2,644)
Contingent consideration at June 30, 2016	$23,357

Fair Value of Debt: At June 30, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $3.08 billion compare to a carrying amount of $3.13 billion. At December 31, 2015, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $3.22 billion compared to a carrying amount of $3.21 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

NOTE 5 – INCOME TAXES

We file income tax returns in the U.S, in various states and in certain foreign jurisdictions.

The Company has recorded accruals to cover certain unrecognized tax positions. Such unrecognized tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for unrecognized tax positions as deemed necessary. During the quarter ended June 30, 2016, we had no material changes to our accruals related to previous or current uncertain tax positions. The effective tax rates for the quarters ended June 30, 2016 and 2015 were approximately 36.9% and 35.5%, respectively. The increase in the current quarter tax rate is primarily related to the recognition of deferred tax benefits in 2015.

NOTE 6 – STOCK BASED COMPENSATION

At June 30, 2016, we had the following active stock option and stock purchase plans:

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

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues – stock option plan	$12	$22	$27	$45
Selling, general and administrative – stock option plan	4,585	4,650	9,337	9,379
Selling, general and administrative – RSUs	399	375	958	721
Selling, general and administrative – ESPP	456	370	1,235	759
Total pre-tax expense	$5,452	$5,417	$11,557	$10,904

Stock Options:

Stock option activity for the six months ended June 30, 2016 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,334,803	$92.02
Granted	1,040,107	110.93
Exercised	(437,584)	70.20
Forfeited	(186,507)	116.07
Canceled or expired	(7,950)	102.64
Outstanding at June 30, 2016	5,742,869	96.32	5.68	$85,756
Exercisable at June 30, 2016	3,153,185	82.22	4.75	$80,141

As of June 30, 2016, there was $39.3 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.35 years.

The following table sets forth the total intrinsic value of options exercised:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total intrinsic value of options exercised	$7,021	$10,125	20,250	39,650

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

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options granted (shares)	31,538	74,742	1,040,107	935,276
Weighted average fair value at grant date (per share)	$19.69	$22.18	$20.17	$22.80
Assumptions:
Expected term (in years)	4.80	4.79	4.77	4.79
Expected volatility	20.96%	15.98%	18.11%	16.58%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.26%	1.43%	1.22%	1.44%

Restricted Stock Units:

Restricted stock units (“RSUs”) vest annually, or at the end of three and five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2 -1 ratio. A summary of the status of our non-vested RSUs and changes during the six months ended June 30, 2016 are as follows:

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Non-vested at beginning of year	71,451	$101.29
Granted	59,072	109.99
Forfeited	(17,850)	105.38
Non-vested at June 30, 2016	112,673	105.21	2.92	$11,732

As of June 30, 2016, there was $6.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.92 years.

NOTE 7 – PREFERRED STOCK

At June 30, 2016, we had 1,000,000 authorized shares of preferred stock and 763,500 shares issued and outstanding of Mandatory Convertible Preferred Stock.

During the three months ended June 30, 2016, we repurchased 65,000 depository shares of Mandatory Convertible Preferred Stock for $5.0 million at an average price per share of $77.31 per share which resulted in a $1.3 million gain because we redeemed the preferred stock at a discount. The 65,000 depository shares are equivalent to 6,500 units of preferred stock.

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

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.00 per share with respect to the depositary shares). The dividends may be payable in cash, or subject to certain limitations, in shares of our common stock or any combination of cash and shares of our common stock on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2015, and to, and including, September 15, 2018. We declared and paid dividends of $10.0 million and $20.1 million to the preferred stock shareholders for the three and six months ended June 30, 2016, respectively.

NOTE 8 – EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the “treasury stock method” for outstanding restricted stock awards and stock options. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use the “if-converted method”. Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back as an adjustment to the numerator. The Mandatory Convertible Preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting common shares are included in the denominator. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The numerator is also adjusted for any premium or discount arising from redemption of the preferred stock.

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Numerator:
Net income attributable to Stericycle, Inc.	$46,034	$87,830	$122,820	$116,770
Less: mandatory convertible preferred stock dividend	10,021	—	20,127	—
Less: gain on repurchase of preferred stock	(1,280)	—	(1,280)	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$37,293	$87,830	$103,973	$116,770
Denominator:
Denominator for basic earnings per share-weighted average shares	84,893,263	84,961,907	84,799,131	85,000,723
Effect of diluted securities:
Employee stock based awards	867,423	1,259,127	999,761	1,292,093
Mandatory convertible preferred stock (1)	—	—	—	—
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	85,760,686	86,221,034	85,798,892	86,292,816
Earnings per share – Basic	$0.44	$1.03	$1.23	$1.37
Earnings per share – Diluted	$0.43	$1.02	$1.21	$1.35

(1)

The weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 5,624,139 and 5,637,757 shares for the three and six months ended June 30, 2016, respectively, were excluded from the computation of diluted earnings per share as such conversion would have been antidilutive.

For additional information regarding outstanding employee stock options, see Note 6 - Stock Based Compensation.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test, or more frequent testing if circumstances indicate that they may be impaired.

Goodwill:

During the second quarter of 2016, we changed the composition of our operating segments; see Note 12 – Segment Reporting for more information. Due to this change, part of our Domestic Regulated Waste and Compliance Services operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic Communication and Related Services.

Our three operating segments, which are also our reporting units, are:

•	Domestic Regulated Waste and Compliance Services,
•	Domestic Communication and Related Services, and
•	International Regulated Waste and Compliance Services.

Goodwill was reassigned to the affected reporting units using a relative fair value approach. That is, the goodwill was assigned to the businesses in the Domestic Regulated Waste and Compliance Services reporting unit based on their relative fair values and then the assigned goodwill followed the business impacted by the reorganization into the new Domestic Communication and Related Services reporting unit.

As a result of these changes in our segment reporting, all historical segment information has been revised to conform to the new presentation including our goodwill rollforward by segment.

The changes in the carrying amount of goodwill since January 1, 2015, by reportable segment and for the "Other” category, were as follows:

In thousands
	Domestic Regulated Waste and Compliance Services	International Regulated Waste and Compliance Services	Other	Total
Balance as of January 1, 2015	$1,467,969	$614,783	$336,080	$2,418,832
Goodwill acquired during the year	1,150,437	273,519	26,994	1,450,950
Purchase accounting allocation adjustments for prior year acquisitions	(6,221)	(19,072)	(2,984)	(28,277)
Goodwill other changes	—	(440)	—	(440)
Changes due to foreign currency fluctuations	—	(82,888)	—	(82,888)
Balance as of December 31, 2015	2,612,185	785,902	360,090	3,758,177
Goodwill acquired during the year	29,171	4,422	—	33,593
Purchase accounting allocation adjustments for prior year acquisitions	(128,076)	(97,197)	1,150	(224,123)
Changes due to foreign currency fluctuations	—	(9,364)	—	(9,364)
Balance at June 30, 2016	$2,513,280	$683,763	$361,240	$3,558,283

Current year adjustments to goodwill are primarily due to updated tangible and intangible asset valuations for certain 2015 acquisitions.

During the quarter ended June 30, 2016, we performed our annual goodwill impairment evaluation for our three reporting units: Domestic Regulated Waste and Compliance Services, Domestic Communication and Related Services, and International Regulated Waste and Compliance Services. We calculated the fair value of each of our reporting units using an income method and validated those results using a market approach by applying estimated EBITDA multiples to the EBITDA of the reporting units.

The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present values. Expected future cash flows are calculated using management assumptions of growth rates, capital expenditures, and cost efficiencies. Future acquisitions are not included in the expected future cash flows. We use a discount rate based on our Company calculated weighted average cost of capital which is adjusted for each of our reporting units based on size and country risk premiums.

The results of our goodwill impairment test using the market approach corroborated the results of the impairment test under the income approach and indicated the fair value of our reporting units exceeded their respective carrying values.

Due to the change in reporting units during the second quarter, we analyzed goodwill for impairment immediately before and after we reorganized our reporting structure. As a result of this analysis, we concluded that goodwill related to the effected reporting units were not impaired.

Other Intangible Assets:

At June 30, 2016 and December 31, 2015, the values of other intangible assets were as follows:

In thousands
	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,539,892	$210,224	$1,329,668	$1,304,388	$144,020	$1,160,368
Covenants not-to-compete	9,875	6,137	3,738	6,878	5,141	1,737
Tradenames	7,513	1,540	5,973	3,819	948	2,871
Other	19,403	2,497	16,906	18,902	916	17,986
Indefinite lived intangibles:
Operating permits	241,208	—	241,208	233,101	—	233,101
Tradenames	480,741	—	480,741	426,498	—	426,498
Total	$2,298,632	$220,398	$2,078,234	$1,993,586	$151,025	$1,842,561

The changes in the carrying amount of intangible assets since January 1, 2015 were as follows:

In thousands
Total
Balance as of January 1, 2015	$909,645
Intangible assets acquired during the year	1,016,775
Valuation adjustments for prior year acquisitions	35,241
Impairments during the year	(4,177)
Amortization during the year	(45,498)
Changes due to foreign currency fluctuations	(69,425)
Balance as of December 31, 2015	1,842,561
Intangible assets acquired during the year	18,853
Valuation adjustments for prior year acquisitions	294,792
Amortization during the year	(69,183)
Changes due to foreign currency fluctuations	(8,789)
Balance at June 30, 2016	$2,078,234

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

Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 5 to 40 years based upon the type of customer, with a weighted average remaining useful life of 15.6 years. We have covenant not-to-compete intangibles with useful lives from 5 to 14 years, with a weighted average remaining useful life of 3.7 years. We have tradename intangibles with useful lives from 15 to 40 years, with a weighted average remaining useful life of 12.5 years. Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 18.3 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized. We also have a trade name that we have determined has an indefinite life.

During the quarters ended June 30, 2016 and 2015, the aggregate amortization expense was $50.9 million and $8.9 million, respectively. We recorded approximately $30 million of additional amortization during the quarter due to an update to the valuation of the Shred-it intangibles. For the six months ended June 30, 2016 and 2015, the aggregate amortization expense was $69.2 million and $17.7 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2016	$123,660
2017	114,502
2018	114,453
2019	113,680
2020	112,703

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2016.

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

At June 30, 2016, the total environmental remediation liabilities recorded were $30.4 million, of which $2.8 million was classified as accrued liabilities and $27.6 million was classified as other liabilities.

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands
	June 30, 2016	December 31, 2015
Obligations under capital leases	$13,574	$15,024
$1.20 billion senior credit facility weighted average rate 1.97%, due in 2019	531,065	353,763
$1.0 billion term loan weighted average rate 1.83%, due in 2020	1,000,000	1,250,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	150,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	200,000
$100 million private placement notes 2.79%, due in 2023	100,000	100,000
$150 million private placement notes 3.18%, due in 2023	150,000	150,000
Promissory notes and deferred consideration weighted average rate of 2.44% and weighted average maturity of 3.1 years	229,310	239,731
Foreign bank debt weighted average rate 7.82% and weighted average maturity of 2.3 years	105,150	105,530
Total debt	3,129,099	3,214,048
Less: current portion of total debt	109,868	161,409
Less: unamortized debt issuance costs	10,643	12,287
Long-term portion of total debt	$3,008,588	$3,040,352

Our $1.20 billion senior credit facility maturing in June 2019, our $1.0 billion term loan maturing in August 2020, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, our $150.0 million private placement notes maturing in October 2021,  our $125.0 million private placement notes maturing in December 2022, our $200.0 million private placement notes maturing in July 2022, our $100.0 million private placement notes maturing in July 2023, and our $150.0 million private placement notes maturing in October 2023 all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At June 30, 2016, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

As of June 30, 2016 and December 31, 2015, we had $162.5 million and $160.4 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of June 30, 2016 and December 31, 2015 was $506.4 million and $685.8 million, respectively.

NOTE 12 – SEGMENT REPORTING

Our plans to make certain changes to our organizational structure to integrate the domestic and international Shred-it operations into our Domestic Regulated Waste and Compliance Services and International Regulated Waste and Compliance Services operating segments, respectively, were finalized in the second quarter of 2016. We also changed the composition of our operating segments to further align our compliance and communication services. Due to this change, part of our Domestic Regulated Waste and Compliance Services operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic Communication and Related Services. As a result, our three operating segments are:

•	Domestic Regulated Waste and Compliance Services;
•	Domestic Communication and Related Services; and
•	International Regulated Waste and Compliance Services.

Our Domestic and International Regulated Waste and Compliance Services segments include medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, secure information destruction of documents and e-media, training and consulting through our Steri-Safe® and Clinical Services programs, and other regulatory compliance services.

Our Domestic Communication and Related Services segment consists of inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits.

Our two reportable segments are:

•	Domestic Regulated Waste and Compliance Services (“Domestic RCS”),
•	International Regulated Waste and Compliance Services (“International RCS”).

Our Domestic Communication and Related Services operating segment does not meet the quantitative criteria to be a separate reportable segment and is categorized as “Other.”

In connection with changes made to our management reporting to align with the new operating segments, we have also changed our measure of segment profit a measure of earnings before interest, tax and amortization (“EBITA”). As a result of these changes in segment reporting, all historical segment information has been revised to conform to the new presentation.

The following tables show financial information for the Company's reportable segments:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Domestic RCS	$591,037	$451,512	$1,170,664	$866,348
International RCS	234,479	197,507	458,993	388,578
Other	66,105	66,670	136,145	124,082
Total	$891,621	$715,689	$1,765,802	$1,379,008
Gross Profit
Domestic RCS	$271,816	$208,690	$532,975	$401,878
International RCS	76,396	63,217	149,517	124,585
Other	32,883	32,917	67,787	59,692
Total	$381,095	$304,824	$750,279	$586,155
Amortization
Domestic RCS	$32,670	$3,482	$43,086	$6,685
International RCS	16,259	3,639	22,138	7,422
Other	1,980	1,800	3,959	3,611
Total	$50,909	$8,921	$69,183	$17,718
EBITA
Domestic RCS	$164,181	$140,106	$315,880	$269,018
International RCS	13,801	24,632	26,901	48,229
Other	14,121	13,777	29,674	23,050
Total	$192,103	$178,515	$372,455	$340,297

The following table reconciles the Company's primary measure of segment profitability (EBITA) to income from operations:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic RCS EBITA	$164,181	$140,106	$315,880	$269,018
International RCS EBITA	13,801	24,632	26,901	48,229
Subtotal reportable segments	177,982	164,738	342,781	317,247
Other EBITA	14,121	13,777	29,674	23,050
Acquisition expenses	(2,607)	(2,986)	(5,597)	(6,282)
Integration expenses	(22,578)	(8,924)	(41,846)	(17,810)
Litigation expenses	(2,664)	173	(3,964)	(75,450)
Changes in fair value of contingent consideration	—	(35)	2,644	640
Restructuring and plant conversion expenses	(929)	(3,058)	(1,170)	(15,360)
Contract exit costs	(12,708)	—	(12,708)	—
Amortization expense	(50,909)	(8,921)	(69,183)	(17,718)
Income from operations	$99,708	$154,764	$240,631	$208,317

The following table shows consolidated revenue by service:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Regulated Waste and Compliance Solutions	$517,186	$515,978	$1,021,220	$1,013,388
Secure Information Destruction Services	190,534	—	375,164	—
Communication and Related Solutions	82,549	82,068	170,498	154,421
Manufacturing and Industrial Services	101,352	117,643	198,920	211,199
Revenues	$891,621	$715,689	$1,765,802	$1,379,008

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

Following the filing of the Pennsylvania class action complaint, we were served with class action complaints filed in federal and state courts in several jurisdictions. These complaints asserted claims and allegations substantially similar to those made in the Pennsylvania class action complaint. All of these cases appear to be follow-on litigation to our settlement with the State of New York. On August 9, 2013, the Judicial Panel on Multidistrict Litigation granted our Motion to Transfer these related actions to the United States District Court for the Northern District of Illinois for centralized pretrial proceedings (the “MDL Action”). On December 10, 2013, we filed our answer to the Amended Consolidated Class Action Complaint in the MDL Action, generally denying the allegations therein.  Plaintiffs subsequently filed a Second Amended Consolidated Complaint on March 8, 2016, and we filed an answer to that pleading on March 25, 2016, generally denying the allegations therein and asserting a variety of affirmative defenses.

In addition, the plaintiffs’ attorneys filed a Motion for Class Certification in the MDL Action on January 29, 2016.  The Motion requests that the court certify a class of plaintiffs consisting of certain of our small quantity customers who received rate increases.  We intend to strongly contest the Motion and will be filing a response to that motion in the coming weeks.

We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We will continue to vigorously defend ourselves against each of these lawsuits.

We have not accrued any amounts in respect of these class action lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the court will certify any class of plaintiffs or, if any class is certified, how the class would be defined, (iii) if a class or classes are certified, what the ultimate disposition on the merits would be of any class claim as well as our defenses to that claim, and (iv) in our judgment, there are no comparable proceedings against other defendants that might provide guidance in making estimates.

Securities Class Action Lawsuit. On July 11, 2016, two purported stockholders filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois. The plaintiffs purported to sue for themselves and on behalf of all purchasers of our publicly traded securities between February 7, 2013 and April 28, 2016, inclusive, and all those who purchased securities in our public offering of depositary shares, each representing a 1/10th interest in a share of our mandatory convertible preferred stock, on or around September 15, 2015. The complaint named as defendants the Company, our directors and certain of our current and former officers, and certain of the underwriters in the public offering. The complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, promulgated thereunder. The complaint alleges, among other things, that the Company imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts, and that defendants failed to disclose those alleged practices in public filings and other statements issued during the proposed class period beginning February 7, 2013 and ending April 28, 2016.

On August 4, 2016, plaintiffs filed an amended complaint that purports to assert additional misrepresentations in public statements through July 28, 2016, and therefore to change the putative class period to the period from February 7, 2013 to July 28, 2016, inclusive.

We intend to vigorously defend ourselves against this lawsuit.

We have not accrued any amounts in respect of this lawsuit, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the court will certify any class of plaintiffs or, if any class is certified, how the class would be defined, and (iii) in our judgment, there are no comparable proceedings against other defendants that might provide guidance in making estimates.

TCPA Lawsuit. On June 3, 2016, a plaintiff filed a putative class action, captioned Ibrahim v. Stericycle, Inc., No. 16-cv-4294 (N.D. Ill.), against us and our wholly-owned subsidiary, Stericycle Communication Solutions, Inc., under the Telephone Consumer Protection Act (“TCPA”), asserting that the defendants called the plaintiff and others in violation of that statute. The plaintiff challenges our use of pre-recorded messages that urge the owners of recalled products to return or obtain repairs for those products.

The plaintiff seeks certification of two nationwide classes. One class includes people who received one or more cellular telephone calls from Stericycle featuring a prerecorded or artificial voice message relating to a product recall, where the called party was not the same individual who, according to Stericycle’s records, was the intended recipient of the call. The second class includes people who received one or more cellular telephone calls from Stericycle featuring a prerecorded or artificial voice message relating to a product recall after such person had communicated to Stericycle that Stericycle did not have consent to make any such calls to their cellular telephone number.

On July 28, 2016, we answered the complaint, denying the material allegations and raising certain affirmative defenses. Among the asserted defenses is the “emergency” exception to the TCPA, which exempts calls made to promote public health and safety.

We have not accrued any amounts in respect of this lawsuit, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the court will certify any class of plaintiffs or, if any class is certified, how the class would be defined, and (iii) in our judgment, there are no comparable proceedings against other defendants that might provide guidance in making estimates.

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

On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah relating to that Office’s investigation of the same facts underlying the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed.  The U.S. Attorney’s Office is investigating whether the matters forming the basis of the NOV constitute violations of the Clean Air Act and other federal statutes.  On July 5, 2016, we extended the tolling agreement to November 30, 2016.  Under the tolling agreement as extended, the period from March 1, 2016 through November 30, 2016 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes.  The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding.  We will continue to cooperate with the investigation.

On April 8, 2016, the State of Missouri through the Missouri Department of Natural Resources (“MDNR”) filed an Amended Verified Petition in the Circuit Court of the City of St. Louis, Missouri alleging that we had violated certain provisions of the Solid Waste Permit relating to our facility located in St. Louis by failing to treat or transport certain waste within 24 hours or to transfer certain waste within 24 hours.  The Petition also alleged that certain record keeping requirements had not been met.  On May 27, 2016 a First Amended Verified Petition was filed with essentially the same allegations.  MDNR originally filed its Petition on October 16, 2014. We have agreed in principle to a Consent Judgment which would require us to timely treat or transfer waste received, to keep proper records and to pay a civil penalty of $130,000. The Consent Judgment has not yet been executed by the parties nor entered by the Court; however, we expect that to occur in the coming weeks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a business-to-business services provider with a focus on regulated and compliance solutions for healthcare, retail, manufacturing, and commercial businesses. This includes the collection and processing of regulated and specialized waste for disposal and the collection of personal and confidential information for secure destruction, plus a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of more than 1,000,000 customers throughout the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Republic of Korea, Romania, Singapore, South Africa, Spain, and the United Kingdom.

Our solutions for regulated and compliance services include: medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, secure information destruction of documents and e-media, training and consulting through our Steri-Safe® and Clinical Services programs, and other regulatory compliance services. Our communication and related services consist of inbound/outbound communication, automated automated reminders, online scheduling, notifications, product retrievals, product returns, and quality audits.

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

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2015

Highlights of the three months ended June 30, 2016:

•	revenues grew to $891.6 million, up 24.6% from $715.7 million in the second quarter last year;
•	gross profit as a percentage of revenue was 42.7% compared to 42.6% in the second quarter of 2015;
•	operating income decreased 35.6% to $99.7 million from $154.8 million in the second quarter last year;
•	we incurred $41.5 million in pre-tax expenses related to acquisitions and integration expenses, litigation expenses, plant conversion expenses, and contract exit costs;
•

amortization expense increased to $50.9 million from $8.9 million in the second quarter last year primarily due to updated intangible valuations for our 2015 Shred-it acquisition and the true-up of prior amortization expense;

•	cash flow from operations was $88.5 million;
•	dividends of $10.0 million were paid on June 15, 2016 to holders of our Series A Preferred Stock; and
•	finalized our plans to integrate Shred-it and align our organizational structure around our compliance and communication services.

Over the last six months, we have been working with a consulting firm to optimize our organizational structure in the U.S. and Canada. During the second quarter of 2016, we began implementing the new structure.

Our sales organization was realigned to focus on growing our healthcare customer base, expanding national account relationships, converting the unvended secure information destruction market and expanding our multiple services across new and existing customers.

We also established one field operations management organization for our regulated waste, compliance services and secure information destruction services. By having these operations aligned under one leadership team, we will drive best practices across the organization and provide best-in-class service to our customers. This will also enable us to drive long-term efficiencies and margin improvement. In addition, we have combined our recall and communication solutions services under one operating segment. Since a large portion of our recall services is call center related, we have consolidated the operations, sales and marketing and client service functions under one leadership team.

Finally, we are developing a long-term plan to expand our shared services model across all of our services. Some of these shared services include IT, financial support, human resources and continuous improvement. When fully implemented, this plan will enable us to better leverage best practices and SG&A. We believe this will allow us to drive team member engagement, better serve our customers and provide long-term sustainable growth.

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2016		2015 (Restated)
	$	%	$	%
Revenues	$891,621	100.0%	$715,689	100.0%
Cost of revenues exclusive of depreciation and adjusting item shown below	486,398	54.6	396,279	55.4
Depreciation	23,611	2.6	14,072	2.0
Plant conversion expenses	517	0.1	514	0.1
Total cost of revenues	510,526	57.3	410,865	57.4
Gross profit	381,095	42.7	304,824	42.6
Selling, general and administrative expenses exclusive of items shown below ("SG&A")	181,409	20.3	122,436	17.1
Acquisition expenses	2,607	0.3	2,986	0.4
Integration expenses	22,578	2.5	8,924	1.2
Change in fair value of contingent consideration	—	—	35	0.0
Restructuring and plant conversion expenses	412	0.0	2,544	0.4
Litigation expenses	2,664	0.3	(173)	(0.0)
Contract exit costs	12,708	1.4	—	—
Amortization	50,909	5.7	8,921	1.2
Depreciation	8,100	0.9	4,387	0.6
Income from operations	99,708	11.2	154,764	21.6
Net interest expense	24,358	2.7	16,390	2.3
Other expense, net	2,118	0.2	1,604	0.2
Income tax expense	27,002	3.0	48,493	6.8
Net income	46,230	5.2	88,277	12.3
Less: net income attributable to noncontrolling interests	196	0.0	447	0.1
Net income attributable to Stericycle, Inc.	46,034	5.2	87,830	12.3
Less: mandatory convertible preferred stock dividend	10,021	1.1	—	—
Less: gain on repurchase of preferred stock	(1,280)	(0.1)	—	—
Net income attributable to Stericycle, Inc. common shareholders	$37,293	4.2	$87,830	12.3
Earnings per share- diluted	$0.43		$1.02

Revenues: Our revenues increased $175.9 million, or 24.6%, in the second quarter of 2016 to $891.6 million from $715.7 million in the same period of 2015. Overall organic revenue growth contributed $10.0 million, or 1.4% in revenues.

Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. Revenues from acquisitions closed within the preceding twelve months contributed $185.9 million to the increase in revenues in the second quarter of 2016. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $20.0 million as foreign currencies declined against the U.S. dollar.

Domestic Regulated Waste and Compliance Services (“domestic RCS”) revenues increased $139.5 million, or 30.9%, in the second quarter of 2016 to $591.0 million from $451.5 million in the same period in 2015. Acquisitions less than twelve months old contributed $137.5 million and organic growth contributed $2.0 million, or 0.4% in revenues. Services related to Manufacturing and Industrial (“M&I”) waste experienced a reduction of $13.1 million in the second quarter of 2016 as compared to the same period in 2015, negatively impacting overall organic growth by 2.5%. This reduction was due to fewer on call services (project work) and the impact the slowdown in the oil and energy sector had on related businesses, such as M&I. In addition, revenues for the second quarter of 2015 were noticeably impacted by a shift of volumes that would normally have been in the first quarter of 2015, due to the impact of unusually severe weather. Therefore, the second quarter of 2016 comparability was negatively impacted.

International Regulated Waste and Compliance Services (“international RCS”) revenues increased $37.0 million, or 18.7%, in the second quarter of 2016, to $234.5 million from $197.5 million in the same period in 2015. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2016 and 2015. Organic growth in the international segment contributed $11.2 million in revenues, or 5.6%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $20.0 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions that closed within the preceding twelve months contributed $45.8 million to the increase in revenues in the second quarter of 2016.

Other revenues related to our recalls and returns services decreased $7.4 million primarily due to fewer large events in the current quarter.

Cost of Revenues: Our cost of revenues increased $99.7 million, or 24.3%, in the second quarter of 2016 to $510.5 million from $410.9 million in the same period in 2015. Our consolidated gross profit was 42.7% during the second quarter of 2016 as compared to 42.6% during the same period in 2015. We incurred $0.5 million in plant conversion expenses during the second quarter of 2016 and 2015. In general, international gross profit is lower than domestic gross profit because international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profit receive downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and in-country business expansion.

Domestic RCS cost of revenues increased $76.4 million, or 31.5%, in the second quarter of 2016 to $319.2 million from $242.8 million in the same period in 2015. Domestic RCS gross profit as a percentage of revenues decreased to 46.0% during the second quarter of 2016 from 46.2% in the same period in 2015 primarily due to less than anticipated revenues from our M&I customers, which have a higher fixed cost structure.

International RCS cost of revenues increased $23.8 million, or 17.7%, in the second quarter of 2016 to $158.1 million from $134.3 million in the same period in 2015. International RCS gross profit as a percentage of revenues increased to 32.6% during the second quarter of 2016 from 32.0% during the same period in 2015 primarily due to the inclusion of the 2015 Shred-it acquisition, partially offset by the negative impact of higher costs related to the servicing of certain government contracts in our patient transportation business in the United Kingdom.

Selling, General and Administrative Expenses Exclusive of Adjusting Items and Depreciation (“SG&A”): Our SG&A expenses increased $59.0 million, or 48.2%, in the second quarter of 2016 to $181.4 million from $122.4 million in the same period of 2015 mainly due to the inclusion of the 2015 Shred-it acquisition. As a percentage of revenues, these costs increased to 20.3% in the second quarter of 2016 from 17.1% in the same period of 2015, due to the inclusion of the 2015 Shred-it acquisition, lower revenues from our M&I customers, as well as lower revenues from our recall and returns service.

Domestic RCS second quarter SG&A expenses increased $37.5 million, or 56.2%, to $104.2 million from $66.7 million in the same period in 2015 due to the inclusion of the 2015 Shred-it acquisition and lower revenues from our M&I customers. As a percentage of revenues, SG&A increased to 17.6% in the second quarter of 2016 from 14.8% in the same period in 2015.

International RCS second quarter SG&A expenses increased $22.1 million, or 58.3%, to $60.0 million from $37.9 million in the same period of 2015. As a percentage of revenues, SG&A increased to 25.6% in the second quarter of 2016 from 19.2% in the same period in 2015. The following factors negatively impacted our second quarter international SG&A: higher costs related to the management of certain government contracts in our patient transportation business in the United Kingdom, compensation expenses in support of new business growth opportunities, and the inclusion of the 2015 Shred-it acquisition.

Income from Operations: Income from operations decreased $55.1 million, or 35.6%, in the second quarter of 2016 to $99.7 million from $154.8 million in same period of 2015. Comparison of income from operations between the second quarter of 2016 and the same period of 2015 was affected by the items as described below.

During the quarter ended June 30, 2016, we recognized $2.6 million in acquisition expenses, $22.6 million of expenses related to the integration of our acquisitions, mainly Shred-it, $2.7 million in litigation expenses, $0.9 million in plant conversion expenses, and $12.7 million of costs related to exiting certain contracts in our patient transport services in the United Kingdom.

During the quarter ended June 30, 2015, we recognized $3.0 million in acquisition expenses, $8.9 million of expenses related to the integration of our acquisitions, $3.0 million in restructuring and plant conversion expenses and a $0.2 million favorable adjustment to litigation expense.

Depreciation and amortization expenses increased $55.2 million in the second quarter of 2016 to $82.6 million from $27.4 million in the same period of 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to a refinement of the intangible valuations related to the Shred-it acquisition resulting in a true-up the amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 9.3% in the second quarter of 2016 as compared to 3.8% in the same period of 2015.

Domestic RCS income from operations decreased $12.4 million, or 9.7%, in the second quarter of 2016 to $115.5 million from $127.9 million in the same period in 2015.

During the quarter ended June 30, 2016, we recognized $16.0 million in acquisition, integration, and litigation expenses.

During the quarter ended June 30, 2015, we recognized $8.7 million in acquisition, integration, restructuring and litigation expenses.

Domestic depreciation and amortization expenses increased $38.8 million in the second quarter of 2016 to $51.5 million from $12.7 million in the same period of 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to a refinement of the intangible valuations related to the Shred-it acquisition resulting in a true-up the amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 8.7% in the second quarter of 2016 as compared to 2.8% in the same period of 2015.

International RCS income from operations decreased $40.6 million in the second quarter of 2016 to $21.9 million loss from $18.7 million income in the same period in 2015.

During the quarter ended June 30, 2016, we recognized $19.5 million in acquisition, integration, plant conversion expenses, and costs related to exiting certain contracts in our patient transport services in the United Kingdom.

During the quarter ended June 30, 2015, we recognized $2.3 million in acquisition, integration, restructuring and plant conversion expenses, and a favorable adjustment to litigation expenses.

International depreciation and amortization expenses increased $16.3 million in the second quarter of 2016 to $27.4 million from $11.0 million in the same period of 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to a refinement of the intangible valuations related to the Shred-it acquisition resulting in a true-up the amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 11.7% in the second quarter of 2016 as compared to 5.6% in the same period of 2015.

Net Interest Expense: Net interest expense was at $24.4 million during the second quarter of 2016 and $16.4 million during the same period in 2015 due to increased borrowings to fund the acquisition of Shred-it in the fourth quarter of 2015.

Income Tax Expense: Income tax expense decreased to $27.0 million in the second quarter of 2016 from $48.5 million in the same period in 2015. This is due to a decrease in pretax book income in the quarter. The effective tax rates for the quarters ended June 30, 2016 and 2015 were 36.9% from 35.5%, respectively. The increase in the current quarter tax rate, when compared to the prior, is primarily related to the recognition of tax benefits in the previous year.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2015

Highlights of the six months ended June 30, 2016:

•	revenues grew to $1.77 billion, up 28.0% from $1.38 billion for the six months of last year;
•	gross margins remained flat at 42.5%;
•	operating income increased 15.5% to $240.6 million from $208.3 million for the six months of last year;
•

we incurred $62.6 million in pre-tax expenses related to acquisitions, integration expense, litigation expenses, plant conversion expenses, contract exit costs, and a favorable change in the fair value of contingent consideration;

•	amortization expense increased to $69.2 million from $17.7 million in 2015 primarily due to updated intangible valuations for our Shred-it acquisition and the true-up of amortization expense;
•	cash flow from operations was $245.4 million;
•	dividends of $20.1 million were paid during first six months of 2016 to holders of our Series A Preferred Stock, and
•	finalized our plans to integrate Shred-it and align our organizational structure around our compliance and communication services..

The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30, 2016
	2016		2015 (Restated)
	$	%	$	%
Revenues	$1,765,802	100.0%	$1,379,008	100.0%
Cost of revenues exclusive of depreciation and adjusting item shown below	968,518	54.8	763,619	55.4
Depreciation	46,252	2.6	28,720	2.1
Plant conversion expenses	753	0.0	514	0.0
Total cost of revenues	1,015,523	57.5	792,853	57.5
Gross profit	750,279	42.5	586,155	42.5
Selling, general and administrative expenses exclusive of items shown below ("SG&A")	362,978	20.6	237,867	17.2
Acquisition expenses	5,597	0.3	6,282	0.5
Integration expenses	41,846	2.4	17,810	1.3
Change in fair value of contingent consideration	(2,644)	(0.1)	(640)	(0.0)
Restructuring and plant conversion expenses	417	0.0	14,846	1.1
Litigation expenses	3,964	0.2	75,450	5.5
Contract exit costs	12,708	0.7	—	—
Amortization	69,183	3.9	17,718	1.3
Depreciation	15,599	0.9	8,505	0.6
Income from operations	240,631	13.6	208,317	15.1
Net interest expense	48,399	2.7	34,988	2.5
Other expense, net	3,369	0.2	2,202	0.2
Income tax expense	65,038	3.7	53,558	3.9
Net income	123,825	7.0	117,569	8.5
Less: net income attributable to noncontrolling interests	1,005	0.1	799	0.1
Net income attributable to Stericycle, Inc.	122,820	7.0	116,770	8.5
Less: mandatory convertible preferred stock dividend	20,127	1.1	—	—
Less: gain on repurchase of preferred stock	(1,280)	(0.1)	—	—
Net income attributable to Stericycle, Inc. common shareholders	$103,973	5.9	$116,770	8.5
Earnings per share- diluted	$1.21		$1.35

Revenues: Our revenues increased $386.8 million, or 28.0%, for the six months ended June 30, 2016 to $1.77 billion from $1.38 billion in the same period of 2015. Overall organic revenue growth contributed $50.2 million, or 3.6% in revenues. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. Revenues from acquisitions closed within the preceding twelve months contributed $380.4 million to the increase in revenues in the second quarter of 2016. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $43.8 million as foreign currencies declined against the U.S. dollar.

Domestic RCS revenues increased $304.3 million, or 35.1%, to $1.17 billion from $866.3 million in the same period of 2015. Acquisitions less than twelve months old contributed $284.2 million, and organic growth contributed $20.1 million, or 2.3% in revenues.

International RCS revenues increased $70.4 million, or 18.1%, to $459.0 million from $388.6 million in the same period of 2015. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2016 and 2015. Organic growth in the International RCS segment contributed $23.3 million in revenues, or 6.0%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $43.8 million as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions closed within the preceding twelve months contributed $90.9 million to the increase in revenues in the second quarter of 2016.

Cost of Revenues: Our cost of revenues increased $222.7 million, or 28.1%, for the six months ended June 30, 2016 to $1.02 billion from $792.9 million in the same period of 2015. As a percentage of revenues, consolidated gross profit was flat at 42.5% during the six months ending June 30, 2016 and 2015. We incurred $0.8 million and $0.5 million in plant conversion expenses during the first six months of 2016 and 2015, respectively. In general, international gross profit is lower than domestic gross profit because international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the international operations have had most of their revenues from large account customers, such as hospitals. As the international revenues increase, consolidated gross profit receive downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and in-country business expansion.

Domestic RCS cost of revenues increased $173.2 million, or 37.3%, for the six months ended June 30, 2016 to $637.7 million from $464.5 million in the same period in 2015. Domestic RCS gross profit as a percentage of revenues decreased to 45.5% in 2016 from 46.4% in the same period in 2015 primarily due to less than anticipated revenues from our M&I customers, which have a higher fixed cost structure. Additionally, higher disposal costs for some of our industrial waste project work in the year unfavorably impacted domestic gross profit.

International RCS cost of revenues increased $45.5 million, or 17.2%, for the six months ended June 30, 2016 to $309.5 million from $264.0 million in the same period in 2015. International RCS gross profit as a percentage of revenues increased to 32.6% in 2016 from 32.1% during the same period in 2015 due to the inclusion of the Shred-it acquisition, which has a higher average gross profit, partially offset by the negative impact of higher costs related to the servicing of certain government contracts in our patient transportation business in the United Kingdom.

SG&A: Our SG&A expenses increased $125.1 million, or 52.6%, for the six months of 2016 to $363.0 million from $237.9 million in the same period of 2015 to support our increase in revenues and the inclusion of the 2015 Shred-it acquisition. As a percentage of revenues, these costs increased to 20.6% in 2016 from 17.2% in the same period of 2015 due to the inclusion of the 2015 Shred-it acquisition, lower revenues from our M&I customers, as well as lower revenues from our recall and returns service.

Domestic RCS SG&A expenses increased $81.3 million, or 63.0%, for the six months ended June 3, 2016 to $210.5 million from $129.1 million in the same period in 2015 primarily related to increased healthcare benefit costs, compensation and marketing expenses, increased investment for growth, the inclusion of the 2015 Shred-it acquisition, and lower revenues from our M&I customers. As a percentage of revenues, SG&A increased to 18.0% in 2016 from 14.9% in 2015.

International RCS SG&A expenses increased $42.4 million, or 56.8%, for the six months ended June 30, 2016 to $117.2 million from $74.7 million in the same period of 2015. As a percentage of revenues, SG&A increased to 25.5% in 2016 from 19.2% in 2015. The following factors negatively impacted our international SG&A during 2016: higher costs related to the management of certain government contracts in our patient transportation business in the United Kingdom, compensation expenses in support of new business growth opportunities, and the inclusion of the 2015 Shred-it acquisition.

Income from Operations: Income from operations increased $32.3 million, or 15.5%, for the six months ended June 30, 2016 to $240.6 million from $208.3 million in same period of 2015. Comparison of income from operations between 2016 and the same period of 2015 was affected by the items as described below.

During the six months ended June 30, 2016, we recognized $5.6 million in acquisition expenses, $41.8 million of expenses related to the integration of our acquisitions, mainly Shred-it, $4.0 million in litigation expenses, $1.2 million in plant conversion expenses, $12.7 million of costs related to exiting certain contracts in our patient transport services in the United Kingdom, and a $2.6 million favorable change in fair value of contingent consideration.

During the six months ended June 30, 2015, we recognized $6.3 million in acquisition expenses, $17.8 million of expenses related to the integration of our acquisitions, $15.4 million in restructuring and plant conversion expenses, $75.5 million litigation expense (mainly $45.0 million related to the Junk Fax Lawsuit and $28.5 million related to the Qui Tam Action), and a $0.6 million favorable change in fair value of contingent considerations.

Depreciation and amortization expenses increased $76.1 million for the six months ended June 30, 2016 to $131.0 million from $54.9 million in the same period of 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to a refinement of the intangible valuations related to the Shred-it acquisition resulting in a true-up the amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 7.4% in the second quarter of 2016 as compared to 4.0% in the same period of 2015.

Domestic RCS income from operations increased $72.2 million, or 42.6%, for the six months ended June 30, 2016 to $241.7 million from $169.5 million in the same period of 2015.

During the six months ended June 30, 2016, we recognized $31.1 million in acquisition, integration, and litigation expenses.

During the six months ended June 30, 2015, we recognized $92.9 million in acquisition, integration, restructuring and litigation expenses (mainly $45.0 million related to the Junk Fax Lawsuit and $28.5 million related to the Qui Tam Action).

Domestic depreciation and amortization expenses increased $54.4 million for the six months ended June 30, 2016 to $79.6 million from $25.2 million in the same period of 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to a refinement of the intangible valuations related to the Shred-it acquisition resulting in a true-up the amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 6.8% in 2016 as compared to 2.9% in the same period of 2015.

International RCS income from operations decreased $47.0 million, for the six months ended June 30, 2016 to $16.4 million loss from $30.6 million income in the same period in 2015.

During the six months ended June 30, 2016, we recognized $20.4 million in acquisition, integration, plant conversion expenses, costs related to exiting certain contracts in our patient transport services in the United Kingdom, and a favorable change in the fair value of contingent consideration.

During the six months ended June 30, 2015, we recognized $9.7 million in acquisition, integration, restructuring and plant conversion expenses, a favorable adjustment to litigation expenses, and a favorable change in the fair value of contingent consideration.

International depreciation and amortization expenses increased $21.8 million for the six months ended June 30, 2016 to $44.2 million from $22.4 million in the same period of 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to a refinement of the intangible valuations related to the Shred-it acquisition resulting in a true-up the amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 9.6% in 2016 as compared to 5.8% in the same period of 2015.

Net Interest Expense: Net interest expense increased to $48.4 million for the six months ended June 30, 2016 from $35.0 million during the same period in 2015 due to increased borrowings to fund the acquisition of Shred-it in the fourth quarter of 2015.

Income Tax Expense: Income tax expense increased to $65.0 million for the six months ended June 30, 2016 from $53.6 million in the same period of 2015. The effective tax rates for six months ended June 30, 2016 and 2015 were 34.4% and 31.3%, respectively. The increase in the current quarter tax rate is primarily related to the recognition of tax benefits in 2015.

Liquidity and Capital Resource:

The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments:

$1.20 billion senior credit facility weighted average rate 1.97%, due in 2019
$1.0 billion term loan weighted average rate 1.83%, due in 2020
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
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023

The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At June 30, 2016, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

As of June 30, 2016, we had $531.1 million of borrowings outstanding under our $1.20 billion senior unsecured credit facility, which includes foreign currency borrowings of $146.9 million. We also had $162.5 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of June 30, 2016 was $506.4 million. June 30, 2016, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.2% on our revolving credit facility
•	For borrowings less than one month, prime rate plus 0.3%
•	For borrowings greater than one month, LIBOR plus 1.3%

The weighted average rate of interest on the unsecured revolving credit facility was 1.97% per annum, which includes the 0.2% facility fee at June 30, 2016.

As of June 30, 2016, we had $1.0 billion outstanding under our $1.50 billion term loan credit facility. The weighted average rate of interest on the unsecured term loan facility was 1.83% per annum.

As of June 30, 2016, we had $175.0 million outstanding of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semiannually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of June 30, 2016, we had $125.0 million outstanding of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.

As of June 30, 2016, we had $200.0 million outstanding of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable at the maturity of the notes, July 1, 2022 in the case of the seven-year notes and July 1, 2023 in the case of the eight-year notes.

As of June 30, 2016, we had $150.0 million outstanding of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semiannually on April 1 and October 1 beginning on April 1, 2016, and principal is payable at the maturity of the notes, October 1, 2021 in the case of the six-year notes and October 1, 2023 in the case of the eight-year notes.

As of June 30, 2016, we had $246.4 million in promissory notes issued in connection with acquisitions during 2008 through 2016, $106.5 million in foreign subsidiary bank debt outstanding, and $14.3 million in capital lease obligations.

Working Capital: At June 30, 2016, our working capital increased $78.8 million to $253.3 million, as compared to $174.5 million at December 31, 2015.

Current assets increased by $8.5 million, mainly driven by a $12.6 million increase in accounts receivable and by an $11.8 increase in prepaid expense balance, offset by a $11.0 million decrease in cash and cash equivalents at the end of the quarter. Days sales outstanding (“DSO”) was calculated at 64 days at June 30, 2016 and at December 31, 2015.

Current liabilities decreased by $70.2 million, primarily related to a $50 million repayment of current debt, a decrease in accounts payable, and a $14.5 million decrease in accrued liabilities.

Net Cash Provided or Used: Net cash provided by operating activities increased $66.8 million, or 37.4%, to $245.4 million during the six months ended June 30, 2016 from $178.7 million for the same period in 2015. Cash provided by operations as a ratio to net income was 198% and 152% for the six months ended June 30, 2016 and 2015, respectively.

On January 1, 2016, the Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Condensed Consolidated statement of Cash Flows for the period ended June 30, 2015 unchanged.

Net cash used in investing activities for six months ended June 30, 2016 was $107.9 million compared to $108.3 million in the same period in 2015. We used $19.7 million less in funds to acquire new businesses in 2016 offset by $20.3 million increase in capital expenditures which is primarily due to the inclusion of the Shred-it acquisition. Our capital expenditures, as a percentage of revenues, were at 3.8% in 2016 compare to 3.4% in 2015.

Net cash used in financing activities for the three and six months ended June 30, 2016 was $149.2 million compared to $56.9 million for the same period in 2015. In 2016, we had $62.8 million of net repayments on our senior credit facility and term loan facility, as compared to $56.6 million of net borrowings in 2015. We had common and preferred share repurchases of $45.8 million in 2016 compared to $85.1 million in 2015, a decrease of $39.3 million. Dividends of $20.1 million were paid on March 15 and June 15, 2016 to holders of our Series A Preferred Stock.

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

We have exposure to commodity pricing for gas and diesel fuel for our trucks, for the purchase of containers and boxes, and for the price we receive for shredded office paper. We do not hedge these items to manage the exposure.

We have exposure to foreign currency fluctuations. We have subsidiaries in multiple foreign countries whose functional currency is the local currency. Our international subsidiaries use local currency denominated lines of credit for their funding needs which has no exposure to currency fluctuations. We translate the results of our international operations using an average monthly exchange rate. Changes in foreign currency exchange rates could unfavorably impact our consolidated results of operations.

We operate in a highly competitive market. We have exposure to other service providers providing cheaper solutions.  As physician practices are consolidated by larger hospital groups we have exposure related to negotiating leverage that large quantity generators have through professional purchasing departments, which may have a negative impact to our revenues as contracts renew.

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

Internal Control Over Financial Reporting

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework (the “COSO Framework”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in internal controls over financial reporting described below. During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting.

COSO Component - Risk Assessment

The Company’s risk assessment process did not operate effectively, resulting in a material weakness pertaining to this component of the COSO Framework. Specifically, the Company did not sufficiently identify risks associated with certain routine processes and related information systems, including revenue, and certain non-routine transactions, including the accounting for loss contingencies. In addition, the Company did not properly design and implement appropriate process-level internal controls related to our environmental services included in our Domestic Regulated Waste and Compliance Services segment. The environmental services are primarily related to the PSC Environmental Services, LLC acquisition in April 22, 2014, which was excluded from the management assessment of internal controls over financial reporting as of December 31, 2014. The material weakness relating to the risk assessment component of the internal control framework contributed to the other material weaknesses described below.

COSO Component - Control Activities

Revenue - The design and operating effectiveness of revenue control activities were inadequate to ensure that revenue transactions were properly measured and recorded in the appropriate period.

Environmental Solutions - The design and operating effectiveness of control activities at the Environmental Solutions component of the Domestic Regulated Waste and Compliance Services segment of the business were inadequate to ensure the component’s financial statements were appropriately stated.

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

The Company has engaged an external service provider to assist management with performing a comprehensive risk assessment, further documenting and updating the Company’s internal control over financial reporting at both the entity and transaction levels, and correcting the identified deficiencies including the material weaknesses. We have made significant progress in reviewing our deficiencies and developing remediation plans. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls

Although we have taken steps toward our planned remediation of material weaknesses as described above, there were no changes implemented in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of June 30, 2016, we had purchased a cumulative total of 21,251,733 shares.

The following table provides information about our purchases of shares of our common stock during the six months ended June 30, 2016:

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	277,952	$116.24	277,952	3,452,869
February 1 – February 29, 2016	50,000	107.69	50,000	3,402,869
March 1 – March 31, 2016	—	—	—	3,402,869
April 1- April 30, 2016	14,387	94.75	14,387	3,388,482
May 1 - May 31, 2016	18,575	94.68	18,575	3,369,907
June 1 - June 30, 2016	—	—	—	3,369,907
Total	360,914		360,914	3,369,907

ITEM 6. EXHIBITS

10.1	Stericycle, Inc. Plan of Compensation for Outside Directors

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2016

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)