Form 10-K/A
period 2015-12-31
STERICYCLE INC
filed 2016-08-12
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

On February 19, 2016, there were 84,647,029 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Stericycle, Inc. (the “Company,” “we” or “our”) filed an amendment to our Annual Report on Form 10-K/A on August 9, 2016 (“Amendment No. 1”). Due to an error by our external financial printer, our Amendment No. 1 was filed with an incorrect version of Exhibit 101, which provides items from our Amendment No. 1 formatted in eXtensible Business Reporting Language.

This Amendment No. 2 to our Annual Report on Form 10-K/A is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended for the sole purpose of including the correct version of Exhibit 101.

Except as described above, no other amendments have been made to Amendment No. 1 or the Company’s Annual Report on Form 10-K filed on March 15, 2016 (the “Original Form 10-K”). This Amendment No. 2 does not contain updated disclosures to reflect events that have occurred since the date of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and Amendment No. 1 and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

Stericycle, Inc.

Table of Contents

Page No.

PART IV.

Item 15. Exhibits and Financial Statement Schedules	1

Signatures

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedule and Exhibits

The following financial statements and financial statement schedule were filed as part of Amendment No. 1:

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

3(i).2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)

Exhibit Index	Description	Filed with Electronic Submission
3(i).3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
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

10.12*†	First amendment to Directors Plan (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for 2001)
10.13*†	Form of stock option agreement for option grant under Directors Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004)

Exhibit Index	Description	Filed with Electronic Submission
10.14*†	1997 Stock Option Plan ("1997 Plan") (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for 1997)
10.15*†	First amendment to 1997 Plan (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-3 declared effective on February 4, 1999 (Registration No. 333-60591))
10.16*†	Second amendment to 1997 Plan (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for 2001)
10.17*†	Third amendment to 1997 Plan (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for 2003)
10.18*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.19*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.20*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.21*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.22*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.23*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.24*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.25*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.26*†	Amendment to 1997 Plan, 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.27*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.28*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.29*†	Form of agreement for stock option grant under 2005, 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.30*†	Form of agreement for restricted stock unit award under 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.31*†	Bonus conversion program (2016 plan year) (filed as Exhibit 10.31 to our annual report on Form 10-K for 2015, filed on March 15, 2016)
10.32*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed November 8, 2013 (Registration No. 333-192235))
10.33*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 11, 2006)
10.34*†	First amendment to Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2006)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21*	Subsidiaries (filed as Exhibit 21 to our annual report on Form 10-K for 2015, filed on March 15, 2016)
23.1*	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to Amendment No. 1 of our annual report on Form 10-K for 2015, filed on August 9, 2016)
31.5	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.6	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed as Exhibit 32.1 to Amendment No. 1 of our annual report on Form 10-K for 2015, filed on August 9, 2016)
101.INS XBRL	Instance Document	X
101.SCH XBRL	Taxonomy Extension Schema Document	X

Exhibit Index	Description	Filed with Electronic Submission
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document	X
101.DEF XBRL	Taxonomy Definition Linkbase Document	X
101.LAB XBRL	Taxonomy Extension Label Linkbase Document	X
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document	X

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2016

STERICYCLE, INC.
(Registrant)
By: /s/ DANIEL V. GINNETTI
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)