Form 10-Q
period 2016-09-30
STERICYCLE INC
filed 2016-11-09
CIK 861878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 or

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

On November 1, 2016 there were 85,083,481 shares of the Registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data
	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$40,291	$55,634
Short-term investments	63	69
Accounts receivable, less allowance for doubtful accounts of $26,119 in 2016 and $22,329 in 2015	637,921	614,494
Prepaid expenses	52,134	46,740
Other current assets	43,529	44,891
Total Current Assets	773,938	761,828
Property, plant and equipment, less accumulated depreciation of $489,347 in 2016 and $426,019 in 2015	727,774	665,602
Goodwill	3,596,899	3,758,177
Intangible assets, less accumulated amortization of $252,590 in 2016 and $151,025 in 2015	1,927,109	1,842,561
Other assets	31,544	36,995
Total Assets	$7,057,264	$7,065,163
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$91,008	$161,409
Accounts payable	146,400	149,202
Accrued liabilities	211,762	197,329
Deferred revenues	15,536	16,989
Other current liabilities	73,021	62,420
Total Current Liabilities	537,727	587,349
Long-term debt, net of current portion	2,921,770	3,040,352
Deferred income taxes	654,495	608,272
Other liabilities	84,483	81,352
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), Mandatory Convertible Preferred Stock, Series A, 737,000 issued and outstanding in 2016 and 770,000 in 2015	7	8
Common stock (par value $0.01 per share, 120,000,000 shares authorized, 85,060,835 issued and outstanding in 2016 and 84,852,584 issued and outstanding in 2015)	851	849
Additional paid-in capital	1,167,756	1,143,020
Accumulated other comprehensive loss	(314,500)	(282,631)
Retained earnings	1,993,343	1,868,645
Total Stericycle, Inc.’s Equity	2,847,457	2,729,891
Noncontrolling interest	11,332	17,947
Total Equity	2,858,789	2,747,838
Total Liabilities and Equity	$7,057,264	$7,065,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Revenues	$890,144	$718,596	$2,655,946	$2,097,604
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	488,154	404,918	1,457,425	1,169,051
Depreciation - cost of revenues	22,730	14,003	68,982	42,723
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	212,117	157,432	636,983	509,047
Depreciation – selling, general and administrative expenses	9,498	4,248	25,097	12,753
Amortization	33,128	9,239	102,311	26,957
Total Costs and Expenses	765,627	589,840	2,290,798	1,760,531
Income from Operations	124,517	128,756	365,148	337,073
Other Income (Expense):
Interest income	21	8	51	82
Interest expense	(24,711)	(17,386)	(73,140)	(52,448)
Other expense, net	2,932	(1,754)	(437)	(3,956)
Total Other Expense	(21,758)	(19,132)	(73,526)	(56,322)
Income Before Income Taxes	102,759	109,624	291,622	280,751
Income tax expense	37,586	39,718	102,624	93,276
Net Income	65,173	69,906	188,998	187,475
Less: net income attributable to noncontrolling interests	378	457	1,383	1,256
Net Income Attributable to Stericycle, Inc.	64,795	69,449	187,615	186,219
Less: mandatory convertible preferred stock dividend	9,726	—	29,853	—
Less: gain on repurchase of preferred stock	(6,467)	—	(7,747)	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$61,536	$69,449	$165,509	$186,219
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.72	$0.82	$1.95	$2.19
Diluted	$0.72	$0.81	$1.93	$2.16
Weighted Average Number of Common Shares Outstanding:
Basic	85,044,303	84,884,599	84,881,452	84,960,955
Diluted	85,570,529	86,120,315	85,689,525	86,234,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Net Income	$65,173	$69,906	$188,998	$187,475

Other Comprehensive (Loss)/ Income:
Foreign currency translation adjustments	(17,032)	(55,214)	(32,814)	(95,155)
Amortization of cash flow hedge into income, net of tax (($170) and ($176), and ($515) and ($284) for the three- and nine- months ended September 30, 2016 and 2015, respectively)	266	278	804	458
Change in fair value of cash flow hedge, net of tax ($17 and ($79), and $(115) and $2,557 for the three- and nine-months ended September 30, 2016 and 2015, respectively)	(54)	(216)	318	(3,994)
Total Other Comprehensive Loss	(16,820)	(55,152)	(31,692)	(98,691)

Comprehensive Income	48,353	14,754	157,306	88,784
Less: comprehensive income attributable to noncontrolling interests	500	1,644	1,560	1,392
Comprehensive Income Attributable to Stericycle, Inc. Common Shareholders	$47,853	$13,110	$155,746	$87,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Nine Months Ended September 30,
	2016	2015 (Restated)
OPERATING ACTIVITIES:
Net income	$188,998	$187,475
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	16,671	16,158
Excess tax benefit of stock options exercised	—	(15,483)
Depreciation	94,079	55,476
Amortization	102,311	26,957
Deferred income taxes	20,579	(15,218)
Other, net	(2,296)	5,686
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(26,825)	(66,352)
Accounts payable	681	29,170
Accrued liabilities	6,141	77,820
Deferred revenues	(1,230)	(3,412)
Other assets and liabilities	18,659	(4,986)
Net cash provided by operating activities	417,768	293,291
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(51,197)	(97,098)
Proceeds from/(purchases of) investments	7	(635,919)
Proceeds from insurance settlement	2,358	—
Proceeds from sale of property and equipment	1,316	—
Capital expenditures	(100,981)	(72,566)
Net cash used in investing activities	(148,497)	(805,583)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(52,462)	(61,805)
Proceeds from foreign bank debt	68,711	42,535
Repayments of foreign bank debt	(68,211)	(76,387)
Proceeds from term loan	—	250,000
Repayment of term loan	(250,000)	(250,000)
Proceeds from private placement of long-term note	—	300,000
Repayment of private placement of long-term note	—	(100,000)
Proceeds from senior credit facility	1,205,270	1,338,140
Repayments of senior credit facility	(1,118,831)	(1,614,968)
Payments of capital lease obligations	(4,644)	(2,813)
Payments of deferred financing costs	(605)	—
Payment for hedge	—	(8,833)
Payments for repurchase of common stock	(40,814)	(103,029)
Payments for repurchase of mandatory convertible preferred stock	(24,263)	-
Proceeds from issuance of mandatory convertible preferred stock	—	746,900
Proceeds from issuance of common stock	35,727	53,529
Dividends paid on mandatory convertible preferred stock	(29,853)	—
Excess tax benefit of stock options exercised	—	15,483
Payments to noncontrolling interests	(6,961)	(5,236)
Net cash (used in)/provided by financing activities	(286,936)	523,516
Effect of exchange rate changes on cash and cash equivalents	2,322	(577)
Net (decrease)/ increase in cash and cash equivalents	(15,343)	10,647
Cash and cash equivalents at beginning of period	55,634	22,236
Cash and cash equivalents at end of period	$40,291	$32,883

NON-CASH INVESTING ACTIVITIES:
Issuances of obligations for acquisitions	$31,394	$71,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2016 and Year Ended December 31, 2015

(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	—	$—	84,884	$849	$289,211	$1,743,371	$(138,419)	$22,173	$1,917,185
Net income						267,046		967	268,013
Currency translation adjustment							(140,809)	161	(140,648)
Change in qualifying cash flow hedge, net of tax							(3,403)		(3,403)
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			973	10	68,630				68,640
Issuance of mandatory convertible preferred stock	770	8			746,892				746,900
Purchase and cancellation of common stock			(1,004)	(10)		(131,666)			(131,676)
Preferred stock dividend						(10,106)			(10,106)
Stock compensation expense					21,750				21,750
Excess tax benefit of stock options exercised					16,897				16,897
Reduction to noncontrolling interests due to additional ownership					(360)			(5,354)	(5,714)
Balance at December 31, 2015	770	8	84,853	849	1,143,020	1,868,645	(282,631)	17,947	2,747,838
Net income						187,615		1,383	188,998
Currency translation adjustment							(32,991)	177	(32,814)
Change in qualifying cash flow hedge, net of tax							1,122		1,122
Issuance of common stock for exercise of options, restricted stock units and employee stock purchases			569	5	39,662				39,667
Purchase and cancellation of common stock			(361)	(3)		(40,811)			(40,814)
Purchase and cancellation of convertible preferred stock	(33)	(1)			(32,009)	7,747			(24,263)
Preferred stock dividend						(29,853)			(29,853)
Stock compensation expense					16,671				16,671
Reduction to noncontrolling interests due to additional ownership					412			(8,175)	(7,763)
Balance at September 30, 2016	737	$7	85,061	$851	$1,167,756	$1,993,343	$(314,500)	$11,332	$2,858,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE A1 — RESTATEMENT

The unaudited quarterly financial data for the three and nine months ended September 30, 2015 has been restated for errors related to the timing of recognition of loss reserves between quarterly periods associated with the Company’s settlement of the previously disclosed TCPA Action and Qui Tam Action. The Company determined that the estimated loss contingency for the quarter ended September 30, 2015 was overstated by $28.5 million resulting in an understatement of net income of $17.2 million for the three months ended September 30, 2015. Net income was overstated by $2.0 million for the nine months ended September 30, 2015.

The Company’s Condensed Consolidated Statements of Income; Condensed Consolidated Statements of Comprehensive Income; Condensed Consolidated Statements of Cash Flows; Note 5 - Income Taxes; Note 8 - Earnings Per Common Share; and Note 12 - Geographic Information; included in this Form 10-Q have been restated to correct the misstatements described above.

The following are previously reported and restated balances of affected line items in the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Comprehensive Income, and the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2015 (Unaudited).

Condensed Consolidated Statement of Income
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Selling, general and administrative expenses (exclusive of depreciation and amortization)	$185,932	$(28,500)	$157,432	$509,047	$-	$509,047
Total costs and expenses	618,340	(28,500)	589,840	1,760,531	-	1,760,531
Income from operations	100,256	28,500	128,756	337,073	-	337,073
Income before income taxes	81,124	28,500	109,624	280,751	-	280,751
Income tax expense	28,404	11,314	39,718	91,325	1,951	93,276
Net income	52,720	17,186	69,906	189,426	(1,951)	187,475
Net income attributable to Stericycle, Inc. Common Shareholders	50,579	18,870	69,449	186,486	(267)	186,219
EPS – basic	0.60	0.22	0.82	2.19	-	2.19
EPS – diluted	0.59	0.22	0.81	2.16	-	2.16

Condensed Consolidated Statement of Comprehensive Income
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Net income	$52,720	$17,186	$69,906	$189,426	$(1,951)	$187,475
Comprehensive income/ (loss)	(2,432)	17,186	14,754	90,735	(1,951)	88,784
Comprehensive income/ (loss) attributable to Stericycle, Inc.	(4,076)	17,186	13,110	89,343	(1,951)	87,392

Condensed Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2015
	As Reported	Adjustment	Restated
Net income	$189,426	$(1,951)	$187,475
Deferred income taxes	(17,169)	1,951	(15,218)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries Consolidated Financial Statements and notes thereto for the year ended December 31, 2015, as filed with our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2016.

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

NOTE 2 – ACQUISITIONS

The following table summarizes the locations of our acquisitions for the nine months ended September 30, 2016:

Acquisition Locations	2016
United States	16
Republic of Korea	1
Romania	2
Spain	2
United Kingdom	1
Total	22

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

During the quarter ended September 30, 2016, we completed five domestic acquisitions, acquiring selected assets of one communication services business and four secure information destruction businesses.

The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the nine months ended September 30, 2016:

In thousands
Nine Months Ended September 30, 2016
Cash	$41,052
Promissory notes	31,063
Deferred consideration	2,045
Contingent consideration	75
Total purchase price	$74,235

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the nine months ended September 30, 2016, we recognized an increase in goodwill of $40.3 million related to current year acquisitions, excluding the effect of foreign currency translation, of which $33.0 million was assigned to our Domestic Regulated Waste and Compliance Services (“Domestic RCS”) reportable segment, $4.4 million was assigned to our International Regulated Waste and Compliance Services (“International RCS”) reportable segment, and $2.9 million was assigned to other (see Note 9 – Goodwill and Other Intangible Assets). Approximately $35.4 million of the goodwill recognized from current year acquisitions will be deductible for tax purposes.

During the nine months ended September 30, 2016, we recognized an increase in intangible assets from current year acquisitions of $23.2 million, excluding the effect of foreign currency translation. We recognized $22.4 million for the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years, and $0.8 million for a covenant not-to-compete with an amortizable life of 5 years.

The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the opening balance sheet. The following table summarizes the preliminary purchase price allocation for current period acquisitions during the nine months ended September 30, 2016:

In thousands
Nine Months Ended September 30, 2016
Fixed assets	$10,487
Intangibles	23,235
Goodwill	40,336
Accounts receivable	1,574
Net other assets/ (liabilities)	8
Current liabilities	(355)
Net deferred tax liabilities	(1,050)
Total purchase price allocation	$74,235

During the nine months ended September 30, 2016 and 2015 the Company incurred $7.9 million and $40.0 million, respectively, of acquisition related expenses. These expenses are included in “Selling, general and administrative expenses” (“SG&A”) on our Condensed Consolidated Statements of Income. The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisition. Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.

The following table summarizes the adjustments to the consideration transferred for prior year acquisitions and primarily includes $9.5 million of additional cash consideration paid in March 2016 as part of the final working capital adjustment for the 2015 Shred-it acquisition:

In thousands
Nine Months Ended September 30, 2016
Cash	$10,145
Promissory notes	(1,789)
Total purchase price	$8,356

During the third quarter of 2016, we recorded various adjustments to our provisional amounts related to the Shred-it and other prior year acquisitions. The following table summarizes these adjustments by major assets acquired and liabilities assumed for prior year acquisitions:

In thousands
	Shred-it Acquisition	Other Prior Year Acquisitions	Total Changes
Fixed assets	$40,831	$6,677	$47,508
Intangibles	158,940	19,681	178,621
Goodwill	(157,405)	(22,849)	(180,254)
Accounts receivable	(1,085)	775	(310)
Net other assets	(65)	148	83
Current liabilities	(12,298)	(1,342)	(13,640)
Net deferred tax liabilities	(18,798)	(4,854)	(23,652)
Total purchase price allocation	$10,120	$(1,764)	$8,356

As of September 30, 2016, the purchase price accounting has been completed for the Shred-it acquisition. We do not anticipate material changes in the purchase price allocation of other prior year acquisitions.

Following is a description of the methodologies for estimating the fair value of major tangible and identifiable intangible assets of the Company.

Intangible Asset Valuation:

The methods commonly used to value intangible assets are the income, market and cost approaches. The nature and characteristics of the asset indicate which approach is most appropriate. Based on the analysis performed by the Company, the fair values of intangible assets were estimated using acceptable income approaches.

Following is a description of the methodologies for estimating the fair value of major intangible asset classes:

Customer Relationships: A multi-period excess earnings method (“MPEEM”) was used to determine the fair value of the customer relationships. The fair value was derived by calculating the present value of the estimated after-tax earnings attributable to the respective intangible assets. Key inputs and assumptions to the valuation model are forecasted after-tax cash-flows, the identification of contributory assets and the quantification of appropriate returns on these assets, the discount rate applied to present value the cash-flows and attrition rates.

Brand: A relief from royalty method was used to determine the fair value of the brand. Key inputs and assumptions to the valuation model are a reasonable approximation of the license rate for the brand, forecasted revenues and the discount rate applied to present value the after-tax stream of estimated royalties avoided by acquiring the brand.

Tangible Asset Valuation:

Shred trucks, consoles and equipment are some of the major asset classes of fixed assets that were subject to revaluation as of October 1, 2015.

The indirect and direct methods of the cost approach and the market approach were used by the Company to value the tangible personal property assets. Following is a description of the methodologies for estimating the fair value of major tangible fixed asset classes:

Shred Trucks: The market approach was used for the valuation of the shred trucks. The market approach is based on market conditions and transactions.  In the market approach, the assets being valued are compared to recent sales and/or asking prices of comparable properties or assets.  In using similar units of comparison, adjustments are made to the comparable assets to account for factors such as condition, capacity, and age.

Consoles: The direct method of the cost approach was used in the valuation of the consoles. In the direct method of the cost approach, replacement cost new (RCN) is determined through current cost information obtained from original equipment manufacturers, equipment dealers and vendors, and independent research.

Equipment: The cost of reproduction new (CRN) of equipment was calculated using the indirect method of the cost approach. Historical equipment costs and dates were used to calculate the current CRN.  In the indirect method of the cost approach, trend factors are applied to the historical costs to estimate the CRN of the assets. Time-adjusted trend factors are applied to historical costs using asset category specific cost indices published by industry sources. The CRN is then adjusted for physical deterioration and functional and economic obsolescence.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

Compensation - Stock Compensation

On January 1, 2016, the Company adopted the guidance in Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been evaluated and determined to be insignificant and resulted in no cumulative-effect change to the Company’s retained earnings. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award’s were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2016. The impact of applying that guidance was $1.2 million and $5.7 million to the condensed consolidated statements of income for the three and nine months periods ended September 30, 2016, respectively. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2015 unchanged. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

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

Accounting Standards Issued But Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single and comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We have engaged a third party to assist the Company in the transition to the new revenue recognition guidance. Currently we are evaluating our existing contracts with customers under the new guidance to determine any impact to our financial statements. We have not yet determined our transition method or whether the adoption will have a material impact on our financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This ASU will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments should be applied on a modified retrospective basis. ASU 2016-02 is effective for us beginning January 1, 2019. We have not yet begun to evaluate the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. We will begin our evaluation of the adoption of the new standard in 2017.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This ASU clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. ASU 2016-15 is effective for us beginning January 1, 2018. As this ASU relates to classification, we do not expect a material impact to our financial statements.

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

In thousands
		Fair Value Measurements Using
	Total as of September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$40,291	$40,291	$—	$—
Short-term investments	63	63	—	—
Derivative financial instruments	753	—	753	—
Total assets	$41,107	$40,354	$753	$—
Liabilities:
Contingent consideration	$22,668	$—	$—	$22,668
Total liabilities	$22,668	$—	$—	$22,668

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash and cash equivalents	$55,634	$55,634	$—	$—
Short-term investments	69	69	—	—
Derivative financial instruments	1,207	—	1,207	—
Total assets	$56,910	$55,703	$1,207	$—
Liabilities:
Contingent consideration	$25,390	$—	$—	$25,390
Total liabilities	$25,390	$—	$—	$25,390

For our derivative financial instruments we use a market approach valuation technique based on observable market transactions of spot and forward rates.

We recorded a $0.8 million asset related to the fair value of the U.S. dollar - Canadian dollar foreign currency swap which was classified as other assets at September 30, 2016. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

We had contingent consideration liabilities recorded using Level 3 inputs in the amount of $22.7 million, of which $8.2 million was classified as current liabilities at September 30, 2016. Contingent consideration liabilities were $25.4 million at December 31, 2015 of which $9.1 million was classified as current liabilities. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $39.7 million at September 30, 2016. Contingent consideration liabilities are reassessed each quarter and are reflected in the Condensed Consolidated Balance Sheets as part of “Other current liabilities” and “Other liabilities”. Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at January 1, 2016	$25,390
Increases due to acquisitions	75
Decrease due to payments	(2,272)
Changes due to foreign currency fluctuations	1,560
Changes in fair value reflected in selling, general, and administrative expenses	(2,085)
Contingent consideration at September 30, 2016	$22,668

Fair Value of Debt: At September 30, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.98 billion compare to a carrying amount of $3.02 billion. At December 31, 2015, the fair value of the

Company’s debt obligations was estimated, using Level 2 inputs, at $3.22 billion compared to a carrying amount of $3.21 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments. The Company has no current plans to retire a significant amount of its debt prior to maturity.

NOTE 5 – INCOME TAXES

We file income tax returns in the U.S, in various states and in certain foreign jurisdictions.

The Company has recorded accruals to cover certain uncertain tax positions. Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary. During the quarter ended September 30, 2016, we had no material changes to our accruals related to previous or current uncertain tax positions. The effective tax rates for the quarters ended September 30, 2016 and 2015 (as restated) were approximately 36.6% and 36.2%, respectively. The higher rate in the current quarter compared to the prior year is primarily related to the recognition of tax benefits in the previous year as well as a higher proportion of pre-tax income in the United States, compared to international operations, which has a higher statutory tax rate.

NOTE 6 – STOCK BASED COMPENSATION

At September 30, 2016, we had the following active stock option and stock purchase plans:

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

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues – stock option plan	$26	$24	$53	$69
Selling, general and administrative – stock option plan	4,287	4,416	13,624	13,795
Selling, general and administrative – RSUs	302	382	1,260	1,103
Selling, general and administrative – ESPP	499	432	1,734	1,191
Total pre-tax expense	$5,114	$5,254	$16,671	$16,158

Stock Options:

Stock option activity for the nine months ended September 30, 2016 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of year	5,334,803	$92.02
Granted	1,095,207	110.40
Exercised	(533,142)	67.39
Forfeited	(233,905)	115.50
Canceled or expired	(48,254)	103.57
Outstanding at September 30, 2016	5,614,709	$96.87	5.53	$29,630
Exercisable at September 30, 2016	3,024,883	$82.91	4.63	$29,630

As of September 30, 2016, there was $39.7 million of total unrecognized compensation expense related to non-vested option awards, which is expected to be recognized over a weighted average period of 3.14 years.

The following table sets forth the total intrinsic value of options exercised:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total intrinsic value of options exercised	$4,443	$14,888	$24,693	$54,538

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

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options granted (shares)	55,100	24,275	1,095,207	959,551
Weighted average fair value at grant date (per share)	$20.02	$23.88	$20.17	$22.83
Assumptions:
Expected term (in years)	4.80	4.79	4.77	4.79
Expected volatility	21.30%	16.01%	18.26%	16.56%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	0.95%	1.49%	1.21%	1.44%

Restricted Stock Units:

Restricted stock units (“RSUs”) vest annually, or at the end of three and five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2 -1 ratio. A summary of the status of our non-vested RSUs and changes during the nine months ended September 30, 2016 are as follows:

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Non-vested at beginning of year	71,451	$101.29
Granted	76,712	106.38
Forfeited	(22,788)	103.25
Non-vested at September 30, 2016	125,375	$104.05	1.99	$10,048

As of September 30, 2016, there was $7.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.02 years.

NOTE 7 – PREFERRED STOCK

At September 30, 2016, we had 1,000,000 authorized shares of preferred stock and 737,000 shares issued and outstanding of Mandatory Convertible Preferred Stock.

The following table provides information about our repurchases of depository shares of Mandatory Convertible Preferred Stock during the nine months ended September 30, 2016:

	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended March 31, 2016	—	$-	$-
Three months ended June 30, 2016	65,000	5,025	77.31
Three months ended September 30, 2016	265,000	19,238	72.60
Nine months ended September 30, 2016	330,000	$24,263	$73.52

Repurchases of our Mandatory Convertible Preferred Stock resulted in a $6.5 million and $7.7 million gain for the three and nine months ended September 30, 2016, respectively, because we redeemed the preferred stock at a discount. The 330,000 depository shares are equivalent to 33,000 units of preferred stock.

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

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.00 per share with respect to the depositary shares). The dividends may be payable in cash, or subject to certain limitations, in shares of our common stock or any combination of cash and shares of our common stock on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2015, and to, and including, September 15, 2018. We declared and paid dividends of $9.7 million and $29.9 million to the preferred stock shareholders for the three and nine months ended September 30, 2016, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Numerator:
Net income attributable to Stericycle, Inc.	$64,795	$69,449	$187,615	$186,219
Less: mandatory convertible preferred stock dividend	9,726	—	29,853	—
Less: gain on repurchase of preferred stock	(6,467)	—	(7,747)	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$61,536	$69,449	$165,509	$186,219
Denominator:
Denominator for basic earnings per share-weighted average shares	85,044,303	84,884,599	84,881,452	84,960,955
Effect of diluted securities:
Employee stock based awards	526,226	1,235,716	808,073	1,273,904
Mandatory convertible preferred stock (1)	—	—	—	—
Denominator for diluted earnings per share-adjusted weighted average shares and after assumed exercises	85,570,529	86,120,315	85,689,525	86,234,859
Earnings per share – Basic	$0.72	$0.82	$1.95	$2.19
Earnings per share – Diluted	$0.72	$0.81	$1.93	$2.16

(1)

The weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 5,495,861 and 5,590,105 shares for the three and nine months ended September 30, 2016, respectively, were excluded from the computation of diluted earnings per share as such conversion would have been antidilutive.

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

The changes in the carrying amount of goodwill since January 1, 2015, by reportable segment and for the "Other” category, were as follows:

In thousands
	Domestic Regulated Waste and Compliance Services	International Regulated Waste and Compliance Services	Other	Total
Balance as of January 1, 2015	$1,467,969	$614,783	$336,080	$2,418,832
Goodwill acquired during the year	1,150,437	273,519	26,994	1,450,950
Purchase accounting allocation adjustments for prior year acquisitions	(6,221)	(19,072)	(2,984)	(28,277)
Goodwill other changes	—	(440)	—	(440)
Changes due to foreign currency fluctuations	—	(82,888)	—	(82,888)
Balance as of December 31, 2015	2,612,185	785,902	360,090	3,758,177
Goodwill acquired during the year	33,041	4,422	2,873	40,336
Purchase accounting allocation adjustments for prior year acquisitions	(74,193)	(103,398)	(2,663)	(180,254)
Changes due to foreign currency fluctuations	—	(21,360)	—	(21,360)
Balance at September 30, 2016	$2,571,033	$665,566	$360,300	$3,596,899

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

Other Intangible Assets:

At September 30, 2016 and December 31, 2015, the values of other intangible assets were as follows:

In thousands
	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,579,988	$241,368	$1,338,620	$1,304,388	$144,020	$1,160,368
Covenants not-to-compete	10,561	6,501	4,060	6,878	5,141	1,737
Tradenames	9,088	1,797	7,291	3,819	948	2,871
Other	19,005	2,924	16,081	18,902	916	17,986
Indefinite lived intangibles:
Operating permits	242,281	—	242,281	233,101	—	233,101
Tradenames	318,776	—	318,776	426,498	—	426,498
Total	$2,179,699	$252,590	$1,927,109	$1,993,586	$151,025	$1,842,561

The changes in the carrying amount of intangible assets since January 1, 2015 were as follows:

In thousands
Total
Balance as of January 1, 2015	$909,645
Intangible assets acquired during the year	1,016,775
Valuation adjustments for prior year acquisitions	35,241
Impairments during the year	(4,177)
Amortization during the year	(45,498)
Changes due to foreign currency fluctuations	(69,425)
Balance as of December 31, 2015	1,842,561
Intangible assets acquired during the year	23,235
Valuation adjustments for prior year acquisitions	178,621
Impairments during the year	(4)
Amortization during the year	(102,311)
Changes due to foreign currency fluctuations	(14,993)
Balance at September 30, 2016	$1,927,109

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

Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives from 5 to 40 years based upon the type of customer, with a weighted average remaining useful life of 15.3 years. We have covenant not-to-compete intangibles with useful lives from 5 to 14 years, with a weighted average remaining useful life of 3.5 years. We have tradename intangibles with useful lives from 10 to 40 years, with a weighted average remaining useful life of 15.0 years. Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 18.0 years. We have determined that our permits have indefinite lives due to our ability to renew these permits with minimal additional cost, and therefore these are not amortized. We also have a trade name that we have determined has an indefinite life.

During the quarters ended September 30, 2016 and 2015, the aggregate amortization expense was $33.1 million and $9.2 million, respectively. We recorded approximately $33 million of additional amortization during the nine months ended September 30, 2016 due to an update to the valuation of the Shred-it intangibles. For the nine months ended September 30, 2016 and 2015, the aggregate amortization expense was $102.3 million and $27.0 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2016	$132,122
2017	118,850
2018	118,788
2019	117,964
2020	116,353

Future amortization expense may fluctuate depending on changes in foreign currency rates, future acquisitions, or changes to the estimated amortizable life of the intangibles. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2016.

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

At September 30, 2016, the total environmental remediation liabilities recorded were $30.5 million, of which $2.7 million was classified as accrued liabilities and $27.8 million was classified as other liabilities.

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands
	September 30, 2016	December 31, 2015
Obligations under capital leases	$11,965	$15,024
$1.20 billion senior credit facility weighted average rate 1.89%, due in 2019	428,572	353,763
$1.0 billion term loan weighted average rate 1.90%, due in 2020	1,000,000	1,250,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	150,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	200,000
$100 million private placement notes 2.79%, due in 2023	100,000	100,000
$150 million private placement notes 3.18%, due in 2023	150,000	150,000
Promissory notes and deferred consideration weighted average rate of 2.39% and weighted average maturity of 3.0 years	217,229	239,731
Foreign bank debt weighted average rate 7.79% and weighted average maturity of 2.4 years	114,832	105,530
Total debt	3,022,598	3,214,048
Less: current portion of total debt	91,008	161,409
Less: unamortized debt issuance costs	9,820	12,287
Long-term portion of total debt	$2,921,770	$3,040,352

Our $1.20 billion senior credit facility maturing in June 2019, our $1.0 billion term loan maturing in August 2020, our $175.0 million private placement notes maturing in October 2017, our $125.0 million private placement notes maturing in December 2019, our $225.0 million private placement notes maturing in October 2020, our $150.0 million private placement notes maturing in October 2021,  our $125.0 million private placement notes maturing in December 2022, our $200.0 million private placement notes maturing in July 2022, our $100.0 million private placement notes maturing in July 2023, and our $150.0 million private placement notes maturing in October 2023 all require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments. The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At September 30, 2016, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

As of September 30, 2016 and December 31, 2015, we had $164.5 million and $160.4 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility as of September 30, 2016 and December 31, 2015 was $606.9 million and $685.8 million, respectively.

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

The following tables show financial information for the Company's reportable segments:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Domestic RCS	$593,336	$447,609	$1,764,000	$1,313,957
International RCS	226,067	195,088	685,060	583,666
Other	70,741	75,899	206,886	199,981
Total	$890,144	$718,596	$2,655,946	$2,097,604

Gross Profit
Domestic RCS	$274,054	$203,136	$807,029	$605,014
International RCS	70,707	59,018	220,224	183,603
Other	34,499	37,521	102,286	97,213
Total	$379,260	$299,675	$1,129,539	$885,830

Amortization
Domestic RCS	$24,412	$3,634	$67,498	$10,319
International RCS	6,754	3,551	28,892	10,973
Other	1,962	2,054	5,921	5,665
Total	$33,128	$9,239	$102,311	$26,957

EBITA
Domestic RCS	$163,447	$132,806	$479,327	$401,824
International RCS	14,028	21,749	40,929	69,978
Other	14,238	16,838	43,912	39,888
Total	$191,713	$171,393	$564,168	$511,690

The following table reconciles the Company's primary measure of segment profitability (EBITA) to income from operations:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic RCS EBITA	$163,447	$132,806	$479,327	$401,824
International RCS EBITA	14,028	21,749	40,929	69,978
Subtotal reportable segments	177,475	154,555	520,256	471,802
Other EBITA	14,238	16,838	43,912	39,888
Acquisition expenses	(2,265)	(33,674)	(7,862)	(39,956)
Integration expenses	(19,162)	(13,447)	(61,008)	(31,257)
Litigation expenses	(1,481)	16,444	(5,445)	(59,006)
Changes in fair value of contingent consideration	(559)	—	2,085	640
Restructuring and plant conversion expenses	(491)	(2,721)	(1,661)	(18,081)
Contract exit costs	(10,110)	—	(22,818)	—
Amortization expense	(33,128)	(9,239)	(102,311)	(26,957)
Income from operations	$124,517	$128,756	$365,148	$337,073

The following table shows consolidated revenue by service:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Regulated Waste and Compliance Solutions	$520,390	$520,986	$1,550,273	$1,544,603
Secure Information Destruction Services	187,090	—	562,254	—
Communication and Related Solutions	87,486	93,158	257,984	247,579
Manufacturing and Industrial Services	95,178	104,452	285,435	305,422
Revenues	$890,144	$718,596	$2,655,946	$2,097,604

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

Contract Class Action Lawsuits. As we have previously disclosed, we were served on March 12, 2013 with a class action complaint filed in the U.S. District Court for the Western District of Pennsylvania by an individual plaintiff for itself and on behalf of all other “similarly situated” customers of ours. The complaint alleges, among other things, that we imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.

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

The parties are currently briefing plaintiffs’ motion for class certification which was filed on January 29, 2016. We filed our response to that motion as well as a motion to strike plaintiffs’ expert reports on August 29, 2016. On October 27, 2016, plaintiffs filed their reply memorandum in further support of their motion for class certification and their opposition to our motion to exclude plaintiffs’ expert reports.

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

On August 4, 2016, plaintiffs filed an Amended Complaint that purports to assert additional misrepresentations in public statements through July 28, 2016, and therefore to change the putative class period to the period from February 7, 2013 to July 28, 2016, inclusive. On October 21, 2016, plaintiffs filed a Corrected Amended Complaint adding the Company as a named defendant in plaintiff’s Count I, asserting a claim under Section 11 of the Securities Act, which had previously been asserted only against the Underwriters and certain officers and directors.

On November 1, 2016, the Court appointed the Public Employees’ Retirement System of Mississippi and the Arkansas Teacher Retirement System as Lead Plaintiffs and their counsel as Lead Counsel and ordered the parties to confer on a schedule going forward.

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

Shareholder Derivative Lawsuit. On September 1, 2016, a purported stockholder filed a putative derivative action complaint in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company and its stockholders by causing the Company to allegedly overcharge certain customers in breach of those customers’

contracts, otherwise provide unsatisfactory customer service and injure customer relationships, and make materially false and misleading statements and omissions regarding the Company’s business, operational and compliance policies between February 7, 2013 and the present. The Company notes, among other things, that this filing is in violation of the Company’s Bylaws, which require any such actions to be brought in a court in Delaware. None of the defendants in the Derivative Action has been served with the Complaint.

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

Shareholder Demand Letter. On October 18, 2016, the Company received a letter from an attorney purporting to represent a current stockholder of the Company demanding, pursuant to Del. Ct. Ch. R. 23.1, that the Company’s Board of Directors take action to remedy alleged breaches of fiduciary duties by certain officers and directors of the Company. The factual allegations set forth in the letter are similar to those asserted in the Securities Class Action Lawsuit and the Shareholder Derivative Lawsuit. The letter asserts breaches of fiduciary duty in connection with the management, operation and oversight of the Company’s business and in connection with alleged false, misleading and/or incomplete statements regarding the Company’s business practices.

The Company has responded to advise that the demand letter has been communicated to the Board of Directors for consideration.

TCPA Lawsuit. On June 3, 2016, plaintiff filed a putative class action, captioned Ibrahim v. Stericycle, Inc., No. 16-cv-4294 (N.D. Ill.), against us and our wholly-owned subsidiary, Stericycle Communication Solutions, Inc., under the Telephone Consumer Protection Act (“TCPA”), asserting that the defendants called plaintiff and others in violation of that statute. Plaintiff challenges our use of pre-recorded messages that urge the owners of recalled products to return or obtain repairs for those products.

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

On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah relating to that Office’s investigation of the same facts underlying the notice of violation (the

“NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The U.S. Attorney’s Office is investigating whether the matters forming the basis of the NOV constitute violations of the Clean Air Act and other federal statutes. On October 7, 2016, we extended the tolling agreement to February 28, 2017. Under the tolling agreement as extended, the period from March 1, 2016 through February 28, 2017 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes. The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding. We will continue to cooperate with the investigation.

On April 8, 2016, the State of Missouri through the Missouri Department of Natural Resources (“MDNR”) filed an Amended Verified Petition in the Circuit Court of the City of St. Louis, Missouri alleging that we had violated certain provisions of the Solid Waste Permit relating to our facility located in St. Louis by failing to treat or transport certain waste within 24 hours or to transfer certain waste within 24 hours. The Petition also alleged that certain record keeping requirements had not been met. On May 27, 2016 a First Amended Verified Petition was filed with essentially the same allegations. MDNR originally filed its Petition on October 16, 2014. On October 31, 2016, we entered into a Consent Judgment that requires us to timely treat or transfer waste received, to keep proper records and to pay a civil penalty of $130,000.

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

Our solutions for regulated and compliance services include: medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, secure information destruction of documents and e-media, training and consulting through our Steri-Safe® and Clinical Services programs, and other regulatory compliance services. Our communication and related services consist of inbound/outbound communication, automated reminders, online scheduling, notifications, product retrievals, product returns, and quality audits.

There were no material changes in the Company’s critical accounting policies since the filing of our 2015 Form 10-K/A. As discussed in the 2015 Form 10-K/A, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

THREE MONTHS ENDED SEPTEMBER, 2016 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2015

Highlights of the three months ended September 30, 2016:

•	revenues grew to $890.1 million, up 23.9% from $718.6 million in the third quarter of last year;
•	gross profit as a percentage of revenues was 42.6% compared to 41.7% in the third quarter of last year;
•	operating income decreased 3.3% to $124.5 million from $128.8 million in the third quarter of last year;
•

we incurred $34.1 million in pre-tax expenses related to acquisitions and integration expenses, litigation expenses, plant conversion expenses, contract exit costs, and an unfavorable change in the fair value of contingent consideration;

•	amortization expense increased to $33.1 million from $9.2 million in the third quarter of last year, primarily due to the inclusion of Shred-it intangible assets;
•	recognized a $3.1 million pre-tax gain on insurance proceeds related to a 2015 fire at one of our Canadian operating facilities. This gain was recognized in “Other expense, net”;
•	cash flow from operations was $172.3 million; and
•	dividends of $9.7 million were paid on September 15, 2016 to holders of our Series A Preferred Stock.

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2016		2015
	$	%	$	%
Revenues	$890,144	100.0%	$718,596	100.0%
Cost of revenues exclusive of depreciation and adjusting item shown below	486,432	54.6	404,431	56.3
Depreciation	22,730	2.6	14,003	1.9
Contract Exit Costs	1,715	0.2	—	—
Plant conversion expenses	7	0.0	487	0.1
Total cost of revenues	510,884	57.4	418,921	58.3
Gross profit	379,260	42.6	299,675	41.7
Selling, general and administrative expenses exclusive of items shown below ("SG&A")	179,771	20.2	124,521	17.3
Acquisition expenses	2,265	0.3	33,674	4.7
Integration expenses	19,162	2.2	13,447	1.9
Litigation expenses	1,481	0.2	(16,444)	(2.3)
Change in fair value of contingent consideration	559	0.1	—	-
Restructuring and plant conversion expenses	484	0.1	2,234	0.3
Contract exit costs	8,395	0.9	—	—
Amortization	33,128	3.7	9,239	1.3
Depreciation	9,498	1.1	4,248	0.6
Income from operations	124,517	14.0	128,756	17.9
Net interest expense	24,690	2.8	17,378	2.4
Other (income)/ expense, net	(2,932)	(0.3)	1,754	0.2
Income tax expense	37,586	4.2	39,718	5.5
Net income	65,173	7.3	69,906	9.7
Less: net income attributable to noncontrolling interests	378	0.0	457	0.1
Net income attributable to Stericycle, Inc.	64,795	7.3	69,449	9.7
Less: mandatory convertible preferred stock dividend	9,726	1.1	—	—
Less: gain on repurchase of preferred stock	(6,467)	(0.7)	—	—
Net income attributable to Stericycle, Inc. common shareholders	$61,536	6.9	$69,449	9.7
Earnings per share- diluted	$0.72		$0.81

Revenues: Our revenues increased $171.5 million, or 23.9%, in the third quarter of 2016 to $890.1 million from $718.6 million in the third quarter of last year. Overall organic revenue growth contributed $5.1 million, or 0.7% in revenues. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. Revenues from acquisitions closed within the preceding twelve months contributed $184.7 million to the increase in revenues in the third quarter of 2016. The effect of foreign exchange rates unfavorably impacted total revenues in 2016 by $18.3 million, or 2.5%, as foreign currencies declined against the U.S. dollar.

Domestic Regulated Waste and Compliance Services (“domestic RCS”) revenues increased $145.7 million, or 32.6%, in the third quarter of 2016 to $593.3 million from $447.6 million in the third quarter of last year. Acquisitions less than twelve months old contributed $140.5 million and organic revenue growth was $5.2 million, or 1.2%. Services related to Manufacturing and Industrial (“M&I”) waste experienced a reduction of $7.9 million in the third quarter of 2016 as compared to the third quarter of last year, negatively impacting overall organic growth by 2.3%. This reduction was due to fewer on call services (project work) and softness in the U.S. M&I market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices.

International Regulated Waste and Compliance Services (“international RCS”) revenues increased $31.0 million, or 15.9%, in the third quarter of 2016, to $226.1 million from $195.1 million in the same period of 2015. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2016 and 2015. Organic growth in the international segment contributed $5.8 million in revenues, or 3.0%. Exiting certain contracts in our patient transport services in the United Kingdom negatively impacted our organic growth in the quarter. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $18.3 million, or 9.4%, as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions that closed within the preceding twelve months contributed $43.5 million to the increase in revenues in the third quarter of 2016.

Other revenues related to our recalls and returns services decreased $5.2 million, primarily due to fewer large events in the current quarter.

Cost of Revenues: Our cost of revenues increased $92.0 million, or 22.0%, in the third quarter of 2016 to $510.9 million from $418.9 million in the third quarter of last year. Our consolidated gross profit was 42.6% in the third quarter of 2016 as compared to 41.7% in the third quarter of last year. We incurred $1.7 million of costs related to exiting certain contracts in our patient transport services in the United Kingdom in the third quarter of 2016, and $0.5 million of plant conversion expenses in the third quarter of last year. In general, international gross profit is lower than domestic gross profit because international operations have fewer small account customers, which tend to provide higher gross profits. Historically, the majority of our international revenues have been from large account customers, such as hospitals. As the international revenues increase as a percentage of our consolidated revenues, consolidated gross profit experiences downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and in-country business expansion. In addition, our international gross profit was negatively impacted by the inability to pass full costs to customers in areas of high inflation.

Domestic RCS cost of revenues increased $74.8 million, or 30.6%, in the third quarter of 2016 to $319.3 million from $244.5 million in the third quarter of last year. Despite lower M&I revenues, our domestic RCS gross profit increased to 46.2% in the third quarter of 2016 from 45.4% in the third quarter of last year, primarily due to the inclusion of the 2015 Shred-it acquisition.

International RCS cost of revenues increased $19.3 million, or 14.2%, in the third quarter of 2016 to $155.4 million from $136.1 million in the third quarter of last year. International RCS gross profit increased to 31.3% in the third quarter of 2016 from 30.3% in the third quarter of last year, primarily due to the inclusion of the 2015 Shred-it acquisition, partially offset by the negative impact of higher costs related to the servicing of certain government contracts in our patient transportation business and the recognition of certain contract exit costs in the United Kingdom. In addition, our international gross profit was negatively impacted by the inability to pass full costs to customers in areas of high inflation.

Selling, General and Administrative Expenses Exclusive of Adjusting Items and Depreciation (“SG&A”): Our SG&A expenses increased $55.3 million, or 44.4%, in the third quarter of 2016 to $179.8 million from $124.5 million in the third quarter of last year, primarily due to the inclusion of the 2015 Shred-it acquisition. As a percentage of revenues, these costs increased to 20.2% in the third quarter of 2016 from 17.3% in the third quarter of last year, due to the inclusion of the 2015 Shred-it acquisition, lower revenues from our M&I customers, as well as lower revenues from our recall and returns service, and lower revenues from our domestic small quantity regulated waste and compliance customers.

Domestic RCS third quarter SG&A expenses increased $38.8 million, or 56.7%, to $107.2 million from $68.4 million in the third quarter of last year. As a percentage of revenues, SG&A increased to 18.1% in the third quarter of 2016 from 15.3% in the third quarter of last year, due to the inclusion of the 2015 Shred-it acquisition, lower revenues from our M&I and from our small quantity regulated waste and compliance customers.

International RCS third quarter SG&A expenses increased $18.5 million, or 50.3%, to $55.3 million from $36.8 million in the third quarter of last year. As a percentage of revenues, SG&A increased to 24.5% in the third quarter of 2016 from 18.9% in the third quarter of last year. Our third quarter international SG&A was negatively impacted by compensation expenses and the inclusion of the 2015 Shred-it acquisition.

Income from Operations: Income from operations decreased $4.2 million, or 3.3%, in the third quarter of 2016 to $124.5 million from $128.8 million in the third quarter of last year. Comparison of income from operations between the third quarter of 2016 and the same period of 2015 was affected by the items as described below.

During the quarter ended September 30, 2016, we recognized $2.3 million in acquisition expenses, $19.2 million of expenses related to the integration of our acquisitions, mainly Shred-it, $1.5 million in litigation expenses, $0.5 million in plant conversion expenses, $10.1 million of costs related to exiting certain contracts in our patient transport services in the United Kingdom, and a $0.6 million unfavorable change in fair value of contingent consideration.

During the quarter ended September 30, 2015, we recognized $33.7 million in acquisition expenses, $13.4 million of expenses related to the integration of our acquisitions, $2.7 million in restructuring and plant conversion expenses, and a $16.4 million favorable adjustment to litigation expense.

Depreciation and amortization expenses increased $37.9 million in the third quarter of 2016 to $65.4 million from $27.5 million in the third quarter of last year, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation and the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense in the third quarter of 2016. As a percentage of revenues, depreciation and amortization expenses increased to 7.3% in the third quarter of 2016 as compared to 3.8% in the third quarter of last year.

Domestic RCS income from operations increased $16.2 million, or 14.9%, in the third quarter of 2016 to $124.7 million from $108.5 million in the third quarter of last year.

During the quarter ended September 30, 2016, we recognized $14.4 million in acquisition, integration, litigation, and plant conversion expenses.

During the quarter ended September 30, 2015 we recognized $20.6 million in acquisition, integration, restructuring, and litigation expenses.

Domestic depreciation and amortization expenses increased $29.3 million in the third quarter of 2016 to $42.3 million from $13.0 million in the third quarter of last year, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense and the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense in the third quarter of 2016. As a percentage of revenues, depreciation and amortization expenses increased to 7.1% in the third quarter of 2016 as compared to 2.9% in the third quarter of last year.

International RCS income from operations decreased $15.4 million in the third quarter of 2016 to $5.7 million loss from $9.7 million income in the third quarter of last year.

During the quarter ended September 30, 2016, we recognized $12.9 million in acquisition, integration, plant conversion expenses, costs related to exiting certain contracts in our patient transport services in the United Kingdom, and a favorable change in the fair value of contingent consideration.

During the quarter ended September 30, 2015, we recognized $8.5 million in acquisition, integration, restructuring and plant conversion expenses.

International depreciation and amortization expenses increased $7.3 million in the third quarter of 2016 to $17.9 million from $10.6 million in the third quarter of last year, primarily due primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and the completion of the customer relationship intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense from the third quarter of 2016. As a percentage of revenues, depreciation and amortization expenses increased to 7.9% in the third quarter of 2016 as compared to 5.4% in the third quarter of last year.

Net Interest Expense: Net interest expense increased to $24.7 million in the third quarter of 2016 from $17.4 million in the third quarter of last year, due to increased borrowings to fund the acquisition of Shred-it in the fourth quarter of 2015.

Income Tax Expense: Income tax expense decreased to $37.6 million in the third quarter of 2016 from $39.7 million in the third quarter of last year (as restated), due to a decrease in pretax book income in the current quarter. The effective tax rates for the quarters ended September 30, 2016 and 2015 (restated) were 36.6% from 36.2%, respectively. The higher tax rate in the current quarter compared to the prior year is primarily related to the recognition of tax benefits in the previous year as well as a higher proportion of pre-tax income in the United States, compared to international operations, which has a higher statutory tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2015

Highlights of the nine months ended September 30, 2016:

•	revenues grew to $2.66 billion, up 26.6% from $2.10 billion in the same period last year;
•	gross profit as a percentage of revenues was 42.5% compared to 42.2% in the same period last year;
•	operating income increased 8.3% to $365.1 million from $337.1 million in the same period last year;
•

we incurred $96.7 million in pre-tax expenses related to acquisitions, integration expense, litigation expenses, plant conversion expenses, contract exit costs, and partially offset by a favorable change in the fair value of contingent consideration;

•

amortization expense increased to $102.3 million from $27.0 million in the same period last year, primarily due to the completion of intangible valuations for our Shred-it acquisition and the true-up of amortization expense;

•	recognized a $3.1 million pre-tax gain on insurance proceeds related to a 2015 fire at one of our Canadian operating facilities. This gain was recognized in “Other expense, net”;
•	cash flow from operations was $417.8 million;
•	dividends of $29.9 million were paid during first nine months of 2016 to holders of our Series A Preferred; and
•	finalized our plans to integrate Shred-it and align our organizational structure around our compliance and communication services.

Over the first nine months of 2016, we have been working with a consulting firm to optimize our organizational structure in the U.S. and Canada. During the second quarter of 2016, we began implementing the new structure.

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

The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2016		2015
	$	%	$	%
Revenues	$2,655,946	100.0%	$2,097,604	100.0%
Cost of revenues exclusive of depreciation and adjusting item shown below	1,454,950	54.8	1,168,050	55.7
Depreciation	68,982	2.6	42,723	2.0
Contract Exit Costs	1,715	0.1	—	—
Plant conversion expenses	760	0.0	1,001	0.0
Total cost of revenues	1,526,407	57.5	1,211,774	57.8
Gross profit	1,129,539	42.5	885,830	42.2
Selling, general and administrative expenses exclusive of items shown below ("SG&A")	542,749	20.4	362,388	17.3
Acquisition expenses	7,862	0.3	39,956	1.9
Integration expenses	61,008	2.3	31,257	1.5
Litigation expenses	5,445	0.2	59,006	2.8
Change in fair value of contingent consideration	(2,085)	(0.1)	(640)	(0.0)
Restructuring and plant conversion expenses	901	0.0	17,080	0.8
Contract exit costs	21,103	0.8	—	—
Amortization	102,311	3.9	26,957	1.3
Depreciation	25,097	0.9	12,753	0.6
Income from operations	365,148	13.7	337,073	16.1
Net interest expense	73,089	2.8	52,366	2.5
Other expense, net	437	0.0	3,956	0.2
Income tax expense	102,624	3.9	93,276	4.4
Net income	188,998	7.1	187,475	8.9
Less: net income attributable to noncontrolling interests	1,383	0.1	1,256	0.1
Net income attributable to Stericycle, Inc.	187,615	7.1	186,219	8.9
Less: mandatory convertible preferred stock dividend	29,853	1.1	—	—
Less: gain on repurchase of preferred stock	(7,747)	(0.3)	—	—
Net income attributable to Stericycle, Inc. common shareholders	$165,509	6.2	$186,219	8.9
Earnings per share- diluted	$1.93		$2.16

Revenues: Our revenues increased $558.3 million, or 26.6%, for the nine months ended September 30, 2016 to $2.66 billion from $2.10billion in the same period last year. Overall organic revenue growth contributed $55.3 million, or 2.6% in revenues. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. Revenues from acquisitions closed within the preceding twelve months contributed $565.1 million to the increase in revenues in the first nine months of 2016. The effect of foreign exchange rates unfavorably impacted total revenues in 2016 by $62.1 million, or 3%, as foreign currencies declined against the U.S. dollar.

Domestic RCS revenues increased $450.0 million, or 34.3%, for the nine months ended September 30, 2016 to $1.76 billion from $1.31 billion in the same period last year. Acquisitions less than twelve months old contributed $424.8 million, and organic growth contributed $25.3 million, or 1.9% in revenues. Services related to Manufacturing and Industrial (“M&I”) waste experienced a reduction of $19.6 million for the nine months ended September 30, 2016 as compared to the same period last year, negatively impacting overall organic growth by 2.1%. This reduction was due to fewer on call services (project work) and softness in the U.S. M&I market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competition in the market.

International RCS revenues increased $101.4 million, or 17.4%, for the nine months ended September 30, 2016 to $685.1 million from $583.7 million in the same period last year. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2016 and 2015. Organic growth in the International RCS segment contributed $29.1 million in revenues, or 5.0%. Exiting certain contracts in our patient transport services in the United Kingdom negatively impacted our organic growth in the quarter. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures less than one year old. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $62.1 million, or 10.6%, as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions closed within the preceding twelve months contributed $134.4 million to the increase in revenues in 2016.

Other revenues related to our recalls and returns services increased $6.9 million.

Cost of Revenues: Our cost of revenues increased $314.6 million, or 26.0%, for the nine months ended September 30, 2016 to $1.53 billion from $1.21 billion in the same period last year. As a percentage of revenues, consolidated gross profit was 42.5% for the nine months ending September 30, 2016 compare to 42.2% in the same period last year. We incurred $0.8 million and $1.0 million in plant conversion expenses during the first nine months of 2016 and 2015, respectively. We also incurred $1.7 million in costs related to exiting certain contracts in our patient transport services in the United Kingdom in 2016. In general, international gross profit is lower than domestic gross profit because international operations have fewer small account customers, which tend to provide higher gross profits. Historically, our international operations generate most of their revenues from large account customers, such as hospitals. As our international revenues increase as a percentage of consolidated revenues, consolidated gross profit experiences downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and in-country business expansion.

Domestic RCS cost of revenues increased $248.0 million, or 35.0%, for the nine months ended September 30, 2016 to $957.0 million from $708.9 million in the same period last year. Domestic RCS gross profit as a percentage of revenues decreased to 45.7% for the nine months ended September 30, 2016 from 46.0% in the same period last year, primarily due to less than anticipated revenues from our M&I customers, which have a higher fixed cost structure. Additionally, higher disposal costs for some of our industrial waste project work in the year unfavorably impacted domestic gross profit.

International RCS cost of revenues increased $64.8 million, or 16.2%, for the nine months ended September 30, 2016 to $464.8 million from $400.1 million in the same period last year. International RCS gross profit as a percentage of revenues increased to 32.1% for the nine months ended September 30, 2016 from 31.5% in the same period last year, due to the inclusion of the Shred-it acquisition, which has a higher average gross profit.

SG&A: Our SG&A expenses increased $180.4 million, or 49.8%, for the nine months ended September 30, 2016 to $542.7 million from $362.4 million in the same period last year to support our increase in revenues and the inclusion of the 2015 Shred-it acquisition. As a percentage of revenues, these costs increased to 20.4% for the nine months ended September 30, 2016 from 17.3% in the same period last year, due to the inclusion of the 2015 Shred-it acquisition, lower revenues from our M&I customers, as well as lower revenues from our recall and returns service.

Domestic RCS SG&A expenses increased $120.1 million, or 60.8%, for the nine months ended September 30, 2016 to $317.6 million from $197.5 million in the same period last year, primarily related to increased compensation and marketing expenses, increased investment for growth, and the inclusion of the 2015 Shred-it acquisition. As a percentage of revenues, SG&A increased to 18.0% for the nine months ended September 30, 2016 from 15.0% in the same period last year.

International RCS SG&A expenses increased $61.0 million, or 54.6%, for the nine months ended September 30, 2016 to $172.5 million from $111.5 million in the same period last year. As a percentage of revenues, SG&A increased to 25.2% for the nine months ended September 30, 2016 from 19.1% in the same period last year. The following factors negatively impacted our international SG&A during 2016: increased compensation expenses in support of new business growth opportunities, and the inclusion of the 2015 Shred-it acquisition.

Income from Operations: Income from operations increased $28.1 million, or 8.3%, for the nine months ended September 30, 2016 to $365.1 million from $337.1 million in the same period last year. Comparison of income from operations between 2016 and the same period of 2015 was affected by the items as described below.

During the nine months ended September 30, 2016, we recognized $7.9 million in acquisition expenses, $61.0 million of expenses related to the integration of our acquisitions, mainly Shred-it, $5.4 million in litigation expenses, $1.7 million in plant conversion expenses, $22.8 million of costs related to exiting certain contracts in our patient transport services in the United Kingdom, and a $2.1 million favorable change in fair value of contingent consideration.

During the nine months ended September 30, 2015, we recognized $40.0 million in acquisition expenses, $31.3 million of expenses related to the integration of our acquisitions, $18.1 million in restructuring and plant conversion expenses, $59.0 million litigation expense (mainly $29.0 million related to the Junk Fax Lawsuit and $28.5 million related to the Qui Tam Action), and a $0.6 million favorable change in fair value of contingent considerations.

Depreciation and amortization expenses increased $114.0 million for the nine months ended September 30, 2016 to $196.4 million from $82.4 million in the same period last year, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 7.4% for the nine months ended September 30, 2016 as compared to 3.9% in the same period last year.

Domestic RCS income from operations increased $88.4 million, or 31.8%, for the nine months ended September 30, 2016 to $366.4 million from $278.0 million in the same period last year.

During the nine months ended September 30, 2016, we recognized $45.4 million in acquisition, integration, litigation, and plant conversion expenses.

During the nine months ended September 30, 2015, we recognized $113.5 million in acquisition, integration, restructuring, and litigation expenses (mainly $29.0 million related to the Junk Fax Lawsuit and $28.5 million related to the Qui Tam Action).

Domestic depreciation and amortization expenses increased $83.7 million for the nine months ended September 30, 2016 to $121.9 million from $38.2 million in the same period last year, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 6.9% for the nine months ended September 30, 2016 as compared to 2.9% in the same period last year.

International RCS income from operations decreased $62.3 million, for the nine months ended September 30, 2016 to $22.1 million loss from $40.3 million income in the same period last year.

During the nine months ended September 30, 2016, we recognized $34.1 million in acquisition, integration, plant conversion expenses, costs related to exiting certain contracts in our patient transport services in the United Kingdom, and a favorable change in the fair value of contingent consideration.

During the nine months ended September 30, 2015, we recognized $18.7 million in acquisition, integration, restructuring and plant conversion expenses, a favorable adjustment to litigation expenses, and a favorable change in the fair value of contingent consideration.

International depreciation and amortization expenses increased $29.0 million for the nine months ended September 30, 2016 to $62.1 million from $33.0 million in the same period last year, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense from acquisition date. As a percentage of revenues, depreciation and amortization expenses increased to 9.1% for the nine months ended September 30, 2016 as compared to 5.7% in the same period last year.

Net Interest Expense: Net interest expense increased to $73.1 million for the nine months ended September 30, 2016 from $52.4 million in the same period last year, due to increased borrowings to fund the acquisition of Shred-it in the fourth quarter of 2015.

Income Tax Expense: Income tax expense increased to $102.6 million for the nine months ended September 30, 2016 from $93.3 million in the same period (as restated) last year. The effective tax rates for nine months ended September 30, 2016 and 2015 (as restated) were 35.2% and 33.2%, respectively. The higher tax rate in the current year is primarily related to the recognition of tax benefits in 2015 as well as a higher proportion of pre-tax income in the United States, compared to international operations, which has a higher statutory tax rate.

Liquidity and Capital Resource:

The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments:

$1.20 billion senior credit facility weighted average rate 1.89%, due in 2019
$1.0 billion term loan weighted average rate 1.90%, due in 2020
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
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023

The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At September 30, 2016, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

As of September 30, 2016, we had $428.6 million of borrowings outstanding under our $1.20 billion senior unsecured credit facility, which includes foreign currency borrowings of $119.1 million. We also had $164.5 million committed to outstanding letters of credit under this facility. The unused portion of the revolving credit facility as of September 30, 2016 was $606.9 million. September 30, 2016, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.2% on our revolving credit facility
•	For borrowings less than one month, prime rate plus 0.3%
•	For borrowings greater than one month, LIBOR plus 1.3%

The weighted average rate of interest on the unsecured revolving credit facility was 1.89% per annum, which includes the 0.2% facility fee at September 30, 2016.

As of September 30, 2016, we had $1.0 billion outstanding under our $1.50 billion term loan credit facility. The weighted average rate of interest on the unsecured term loan facility was 1.90% per annum.

As of September 30, 2016, we had $175.0 million outstanding of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semiannually on April 15 and October 15 beginning on April 15, 2011, and principal is payable at the maturity of the notes, October 15, 2017 in the case of the seven-year notes and October 15, 2020 in the case of the 10-year notes.

As of September 30, 2016, we had $125.0 million outstanding of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable at the maturity of the notes, December 12, 2019 in the case of the seven-year notes and December 12, 2022 in the case of the 10-year notes.

As of September 30, 2016, we had $200.0 million outstanding of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable at the maturity of the notes, July 1, 2022 in the case of the seven-year notes and July 1, 2023 in the case of the eight-year notes.

As of September 30, 2016, we had $150.0 million outstanding of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semiannually on April 1 and October 1 beginning on April 1,

2016, and principal is payable at the maturity of the notes, October 1, 2021 in the case of the six-year notes and October 1, 2023 in the case of the eight-year notes.

As of September 30, 2016, we had $217.2 million in promissory notes issued in connection with acquisitions during 2008 through 2016, $114.8 million in foreign subsidiary bank debt outstanding, and $12.0 million in capital lease obligations.

Working Capital: At September 30, 2016, our working capital increased $61.7 million to $236.2 million, as compared to $174.5 million at December 31, 2015.

Current assets increased by $12.1 million, mainly driven by a $23.4 million increase in accounts receivable and by an $5.4 million increase in prepaid expense balance, offset by a $15.3 million decrease in cash and cash equivalents at the end of the quarter. Days sales outstanding (“DSO”) was calculated at 65 days at September 30, 2016 and 64 days at December 31, 2015.

Current liabilities decreased by $49.6 million, primarily related to a $70.4 million decrease in the current debt, offset by a $14.4 million increase in accrued liabilities.

Net Cash Provided or Used: Net cash provided by operating activities increased $124.5 million, or 42.4%, to $417.8 million during the nine months ended September 30, 2016 from $293.3 million for the same period in 2015. Cash provided by operations as a ratio to net income was 221% and 156% for the nine months ended September 30, 2016 and 2015  respectively. On January 1, 2016, the Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Condensed Consolidated statement of Cash Flows for the period ended September 30, 2015 unchanged.

Net cash used in investing activities for the nine months ended September 2016 was $148.5 million compared to $805.6 million in the same period in 2015. In 2015, we invested $636.2 million of the funds received from the issuance of mandatory convertible preferred stock in short-term money market funds until we completed the Shred-it acquisition on October 1, 2015. Also, we used $45.9 million less in funds to acquire new businesses in 2016, offset by a $28.4 million increase in capital expenditures, primarily due to the inclusion of the Shred-it acquisition. Our capital expenditures, as a percentage of revenues, were at 3.8% in 2016 compare to 3.5% in 2015.

Net cash used in financing activities for the nine months ended September 30, 2016 was $286.9 million compared to $523.5 million provided by financing activities in the same period last year . In September 2015, we completed a registered public offering of Series A Mandatory Convertible Preferred Stock for total gross proceeds of $770.0 million, or $746.9 million net of $23.1 million for underwriting discounts, commissions and expenses. We used the net proceeds from this offering to fund a portion of the purchase price paid to acquire Shred-it on October 1, 2015. In 2016, we had $163.8 million of net repayments on our senior credit facility and term loan facility, as compared to $76.8 million in 2015. We had common and preferred share repurchases of $65.1 million in 2016 compared to $103.0 million in 2015. Dividends of $29.9 million were paid on March 15, June 15, and September 15 2016 to holders of our Series A Preferred Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $15.3 million on a pre-tax basis.

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

Internal Control Over Financial Reporting

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework (the “COSO Framework”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in internal controls over financial reporting described below. During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting.

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

Changes in Internal Controls

As described above in the “Planned Remediation of Material Weaknesses” section, we have undertaken a broad range of remedial actions to address the material weaknesses in our internal controls over financial reporting, including reviewing, analyzing, and properly documenting our processes, as well as engaging an external service provider to assist with performing a comprehensive risk assessment. These remedial actions continued throughout the quarter but have not materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of September 30, 2016, we had purchased a cumulative total of 21,251,733 shares.

The following table provides information about our purchases of shares of our common stock during the nine months ended September 30, 2015

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	277,952	$116.24	277,952	3,452,869
February 1 – February 29, 2016	50,000	107.69	50,000	3,402,869
March 1 – March 31, 2016	—	—	—	3,402,869
April 1- April 30, 2016	14,387	94.75	14,387	3,388,482
May 1 - May 31, 2016	18,575	94.68	18,575	3,369,907
June 1 - June 30, 2016	—	—	—	3,369,907
July 1 - July 31, 2016	—	—	—	3,369,907
August 1 - August 31, 2016	—	—	—	3,369,907
September 1 - September 30, 2016	—	—	—	3,369,907
Total	360,914		360,914	3,369,907

ITEM 6. EXHIBITS

31.1	Rules 13a-14(a)/15d-14(a) Certification of Charles A. Alutto, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

32	Section 1350 Certification of Charles A. Alutto, President and Chief Executive Officer, and Daniel V. Ginnetti, Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2016

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)