Form 10-K
period 2016-12-31
STERICYCLE INC
filed 2017-03-15
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).     YES ☐ NO ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016): $8,846,584,641.

On March 1, 2017, there were 85,247,156 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 24, 2017.

TABLE OF CONTENTS

Stericycle, Inc.

PART I

PART I

Item 1. Business

Unless the context requires otherwise, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

Overview

Services

Stericycle is a business-to-business services provider with a focus on regulated and compliance solutions for healthcare, retail, and commercial businesses. This includes the collection and processing of regulated and specialized waste for disposal and the collection of personal and confidential information for secure destruction, plus a variety of training, consulting, recall/return, communication, and compliance services. We operate integrated operations and customer service networks in the United States and 21 other countries. Our worldwide networks include a total of 252 processing facilities, 102 other service facilities, 340 transfer sites, and 3 landfills.

More specifically, our services and products include:

•	Medical waste management services
•	Reusable sharps disposal management services
•	Pharmaceutical waste services
•	Integrated Waste Stream Solutions ("IWSS") program
•	Hazardous waste management services
•	Sustainability and recycling services for expired or unused inventory
•	Secure information destruction and hard drive destruction services
•	Compliance programs under the Steri-Safe®, Clinical Services, SeguriMed and EnviroAssure brand names
•	Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products
•	Live voice and automated communication services including afterhours answering, appointment scheduling, appointment reminders, secure messaging, and event registration
•	Mailback solutions for regulated medical waste, universal wastes, pharmaceutical wastes, and other specialty wastes

During 2016, we made certain changes to our organizational structure to integrate the domestic and international Shred-it operations. In Q2 2016, we changed the composition of our operating segments to further align our compliance and communication services. Due to this change, part of our Domestic Regulated Waste and Compliance Services operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic Communication and Related Services (“Domestic CRS”).

2016 10-K Annual Report	Stericycle, Inc. • 3

PART I

In Q4 2016, we made an additional change to our organizational structure and management reporting. As a result of these changes, our Domestic Regulated Waste and Compliance Services (“Domestic RCS”) will now include our Canadian operations. The operations in Canada had previously been reported as part of the International RCS operating segment. As a result of these changes, our Domestic RCS operating segment will now become (“Domestic and Canada RCS”).

Domestic CRS does not meet the quantitative criteria to be a separate reportable segment and therefore is included in All other. Beginning in Q4 2016, costs related to our corporate headquarter functions are also included in All other.

Our three operating segments are:

•	Domestic and Canada RCS,
•	Domestic CRS, and
•	International RCS.

Customers

Our broad offering of services appeals to a wide range of small and large business customers. While the majority of our customers are healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.), we also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities, and other businesses.

In total, we serve more than 1,000,000 customers worldwide. No single customer accounts for more than 1.1% of our total revenues, and our top ten customers collectively account for approximately 7.1% of total revenues. We provide service to the majority of these customers through multi-year contracts. Although we have several standard contracts, terms vary depending upon the customer’s service requirements.

Business Strategy

Focus on Regulated Business-to-Business Operations

We have a focus on business-to-business services in areas of operations that are highly regulated. By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health, and safeguard the environment. Governmental legislation and regulation increasingly requires the proper handling and disposal of items such as medical waste, hazardous waste, pharmaceutical waste, and personal and confidential information. Regulated waste can be defined as any material with government-imposed guidelines for handling the material for transportation or disposal. Medical waste, such as needles, syringes, gloves, cultures and potentially infectious agents, blood and blood products, can potentially cause an infectious disease. Hazardous waste is designated and governed by federal and local environmental protection agencies but generally includes waste that is considered dangerous or potentially harmful to our health or the environment. Hazardous wastes can be liquids, solids, gases, or sludges. Pharmaceutical waste may be hazardous or nonhazardous and consists of expired, recalled, or otherwise unused pharmaceuticals. Personal and confidential information includes documents and e-media containing protected healthcare information, financial information, or other confidential information. Additionally, the regulatory environment related to promoting overall health and protecting consumers from unsafe products continues to increase.

Focus on the Small Customer with Recurring Service Needs

Our business strategy recognizes that smaller businesses have an even greater need for support with compliance matters since they tend to lack the specialized staff that is found at larger businesses. With a small business,

2016 10-K Annual Report	Stericycle, Inc. • 4

PART I

regulatory and compliance matters are often managed by a business owner, office manager, or facility supervisor who manage multiple functions for the organization and often lack the time and resources to properly investigate and comply with a wide range of regulations that may impact their operations. In response to this need of small businesses, we developed comprehensive and customized packages to accommodate varying customer requirements. This business strategy has guided us as we have expanded into additional service offerings including hazardous or pharmaceutical waste management, communication services, and secure information destruction.

Organic Growth

As a leading provider in regulated and compliance solutions, we continue to focus on enhancing our service offerings and platforms to exceed customer expectations. We have developed a strong and loyal customer base, with a revenue retention rate exceeding 90%, and have been able to leverage these customer relationships to provide additional services. Our growth strategy focuses on selling additional services to existing customers as well as securing new customer relationships.

Growth through Acquisition

The various regulated waste and compliance services that we provide tend to be in highly fragmented industries. We have proved that acquisitions are a rapid and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as well as an opportunity to introduce our additional services to the acquired customers. In our early history, acquisitions were a key strategy to building our customer base and route density in the United States. We have been able to expand internationally through acquisition and now operate in 21 different markets outside the U.S. Over our history, Stericycle has completed 466 acquisitions, with 251 in the United States and 215 internationally. During 2016, we completed 31 acquisitions. We expect to continue our acquisition strategy, remaining focused on small, highly accretive, tuck in acquisitions that broaden our various service capabilities while creating value for our shareholders.

Market Size and Growth Potential

We provide a wide range of services across multiple market segments and industries. We believe the size of the global market for the services we provide, in the geographies we currently operate in, is expected to be approximately $37 billion in 2017. Industry growth is driven by a number of factors. These factors include:

•

Aging Population: The average age of the population in the countries where we operate is rising. As people age, they typically require more medical attention and a wider variety of tests, procedures and medications, leading to an increase in the quantity of regulated medical waste, hazardous waste, and pharmaceutical waste, as well as an increase in confidential healthcare records requiring secure destruction.

•

Pressure to Reduce Healthcare Costs While Improving Outcomes: The healthcare industry is under pressure to reduce costs and at the same time improve healthcare outcomes for patients served. By outsourcing services not directly tied to the delivery of healthcare services, these organizations can potentially reduce costs and improve staff efficiencies. By leveraging third party experts, healthcare organizations may also limit their potential liability for regulatory compliance.

•

Enforcement of Regulations: Enforcement of regulations relating to the management of regulated waste and protected information is increasing. Penalties for violations can be costly as well as high profile thereby impacting a business’ overall reputation. Greater enforcement combined with higher penalties results in more compliance and a corresponding increase in potential customers.

•

Safety and Security Regulation: We believe that many businesses that are not currently using third party regulated waste management, secure information destruction, or recall and communication services are unaware either of the need for proper training of employees or of the regulatory requirements. Similarly, many

2016 10-K Annual Report	Stericycle, Inc. • 5

PART I

businesses find the proper handling of expired or recalled products requires an expertise and efficient processes that they lack.
•

Increased Business Focus on Sustainability: Businesses large and small are continuing to realize that the focus on sustainability is now essential to operating efficiently and meeting the increasing demands of customers for environmental responsibility. Such pressures are driving proper disposal of pharmaceuticals, recycling efforts, creative disposal efforts for unused inventory, shred-all policies for paper, and other initiatives supported by our services.

•

Regulation of Privacy and Information Security and Concerns over Data Breaches: The continued development and growth of the secure information destruction industry has been driven, in part, by the need for compliance with increasing government regulation with respect to privacy and information security. These regulations take different forms, with some requiring organizations to establish reasonable measures to protect against loss, theft and unauthorized access, use and disclosure, and others imposing data retention requirements that require businesses to destroy or render anonymous personal information when it’s no longer required for a legal or legitimate business purpose. Secure information destruction services are increasingly a standard measure that organizations take to meet their legal safeguarding and retention requirements.

•

Fragmented Markets: The industries in which we operate are highly fragmented with numerous small competitors operating within a limited geographic area and with a narrow focus on a specific service. Opportunities exist to drive efficiencies by consolidating operations.

•

International Market Development: The medical waste, hazardous waste, and secure information destruction regulations in certain international markets are at an early stage of development relative to North America and Europe. As emerging markets continue to advance their healthcare practices, environmental controls, and data privacy regulations, we expect to see further demand for our services on a global scale.

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

•

Strong Service Relationships with Customers: We offer our customers necessary services which require access to their facilities, operating information, or customer data. This relationship, supported by a history of strong service, allows us access to decision makers to offer additional opportunities.

•	Long-term Contracts: The majority of services we provide involve long-term contracts.
•

Established Network of Processing and Transportation Locations in Each Country: We believe that our infrastructure network results in a very efficient operation with alternate treatment or destruction options for our customers. The network also provides redundancy so that we can quickly redirect services or operations to another location should such needs exist due to severe weather, power outages, or other similar situations.

•

Routing Logistics: We maintain a vast transportation network that is focused on route efficiency. This advantage has been built over more than two decades with a deliberate focus on building route density as well as continuous technological investments to optimize routing at both the individual truck and geographic market level.

2016 10-K Annual Report	Stericycle, Inc. • 6

PART I

•

Industry Leadership and Expertise: We maintain a global leadership position across our various services lines, including regulated medical waste, retail and healthcare hazardous waste, secure information destruction, and product recalls and returns. We attract and retain highly experienced team members who have a deep understanding of the industries they serve, the regulatory climate, and the evolving needs of the customers we serve.

•

Volume-based Leverage for Disposal, Treatment or Recycling: As a leading service provider for regulated medical waste, hazardous waste, and secure information destruction, we can leverage large volumes of waste, recyclables, and paper to obtain better pricing on final treatment, disposal and/or recycling.

•

Secure Management of Information for Destruction: With the acquisition of Shred-it, Stericycle is now the global leader in secure information destruction. Our processes for managing information for destruction meet or exceed the requirements of the National Association for Information Destruction (“NAID”) AAA Certification and support our customers’ requirements to comply with the Gramm-Leach-Bliley Act (“GLBA”), the Fair and Accurate Credit Transaction Act (“FACTA”), and Health Insurance Portability and Accountability Act (“HIPAA”) Privacy Rules in the U.S. and other data security regulations abroad.

•

Ability to Integrate Acquisitions: Since 1993 we have completed 466 acquisitions in the United States and internationally and have demonstrated a consistent ability to successfully integrate our acquisitions.

•	Experienced Senior Management Team: We have experienced leadership. Our senior management team has over 120 years of management experience in the health care and specialty waste management industries.

Regulated Waste and Secure Information Destruction Operations

Collection and Transportation

Logistics is a key element of our business, especially in regard to managing regulated waste and secure information destruction. Efficiency of collection and transportation is critical to our operations because it represents the largest component of our operating costs.

For medical waste, hazardous waste, pharmaceutical waste, or secure information destruction, the collection process begins at the customer location with segregation. To assure regulatory compliance, we will not accept material from customers unless it complies with our waste acceptance protocols and is properly stored or packaged in containers that we have either supplied or approved.

Our fleet of transportation vehicles then collects containers at the customer location. The majority of collected waste is then transported directly to one of our processing facilities or to one of our transfer stations until it’s transported to a processing facility. Our use of transfer stations in a "hub and spoke" configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve thereby increasing the utilization of the facility and the volume of waste that it processes.

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

2016 10-K Annual Report	Stericycle, Inc. • 7

PART I

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

•	Autoclaving: Autoclaving treats regulated waste with steam at high temperature and pressure to kill pathogens.
•

Incineration: Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste, residues from chemotherapy procedures and non-hazardous pharmaceutical waste. Air emissions from incinerators can contain certain byproducts that are subject to federal, state, and in some cases, local regulation. In some circumstances, the ash byproduct of incineration may be regulated.

Upon completion of the particular process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties.

Processing and Disposal of Hazardous Wastes

Our technicians receive hazardous wastes either as expired goods requiring deconstruction or as defined hazardous wastes. Expired goods are deconstructed to recover metals and plastics for recycling thereby minimizing the total volume of waste disposed of as hazardous waste. Materials that are predefined as hazardous upon collection are bulked together or consolidated at treatment storage and disposal facilities for more efficient transport to the final disposal or processing destination. Whenever possible, we seek sustainable solutions for managing materials including alternative uses, recovery processes, recycling options, fuel blending, or energy recovery. When sustainable options do not exist, these wastes are sent to third parties for incineration, landfill and water treatment.

Destruction and Recycling of Secure Information

If not sorted on site in a proprietary Shred-it information destruction truck, documents are sent to a shredding facility for secure destruction. Documents are cross-cut shredded and then baled to be sold as office paper (SOP) for recycling.

Communication Solutions and Expert Solutions Business Overview

Our Communication Solutions service line provides a broad range of live voice or automated services to help our customers keep in touch with their patients and clients. Our team serves as a client representative providing answering services, appointment scheduling or reminders, event registration, and other activities. Providing these solutions requires sophisticated information management systems to redirect calls, store and quickly retrieve live voice protocols or client data, send automated communications, or provide easily accessible reporting and activity details to our customers. Beyond the information management system infrastructure, call center staffing and education levels are critical to success. We leverage sophisticated workflow analysis and staffing tools to ensure redundancies are in place in order to handle call volumes quickly and consistently across our multiple call centers during peak volumes.

2016 10-K Annual Report	Stericycle, Inc. • 8

PART I

Our Expert Solutions service line acts as a business partner to automotive, food/beverage, medical device, pharmaceutical, consumer goods manufacturers and retailers to guide them through critical recalls, retrievals, or audit processes to ensure brand protection. Services could include notification services to impacted customers, call center services to support a recall or retrieval, removing impacted product from distribution, processing recalled product and supporting remedy requirements, and compliance reporting. These solutions are highly customized based on the product being recalled or retrieved and the specific needs of the client.

Competition

The industries and markets in which we operate are highly competitive, and barriers to entry are low. Our competitors consist of many different types of service providers, including national, regional and local companies. In the regulated waste and secure information destruction industries, another major source of competition is on-site treatment. For regulated medical waste, some large-quantity generators, particularly hospitals may choose an onsite autoclave or other treatment process. For secure information destruction, many businesses may choose to use small, on-site shredders for their documents. Similarly, customers could handle recalls or communication needs internally.

In addition, we face potential competition from businesses that are attempting to commercialize a wide range of technologies that directly or indirectly reduce the need for regulated medical waste, hazardous waste or secure information destruction services.

Governmental Regulation

The regulated medical waste, hazardous waste, secure information destruction, and recall industries are subject to numerous regulations. In many countries there are multiple regulatory agencies at the local and national level that affect our customers or our services. This statutory and regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. We maintain numerous governmental permits, registrations, and licenses to conduct our business in the jurisdictions in which we operate. Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction. These permits grant us the authority, among other things:

•	to construct and operate collection, transfer and processing facilities;
•	to transport regulated waste within and between relevant jurisdictions; and
•	to handle particular regulated substances.

Our permits must be periodically renewed and are subject to modification or revocation by the issuing authority. Periodic renewals are subject to public participation and can lead to additional regulatory oversight. We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste. In addition, we are subject to extensive regulations to ensure public and employee health and safety at the federal, state and local levels.

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

2016 10-K Annual Report	Stericycle, Inc. • 9

PART I

proper handling and management of regulated waste streams, controlled substances and personal and confidential information.

Environmental Protection

Certain service lines within our business are subject to extensive and evolving environmental regulations in all of the geographies in which we operate. Generally, the environmental laws we are subject to regulate the handling, transporting, and disposing of hazardous and non-hazardous waste, the release or threatened release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater and other surface waters, and the emission of pollutants into the air. The principal environmental laws that govern our operations in the U.S. are state environmental regulatory agencies as they provide the specific legislative and or regulatory frameworks which require the management and treatment of regulated medical waste. Additionally, the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Clean Air Act of 1970 are the federal regulations that affect management of certain aspects of regulated medical waste and all RCRA hazardous wastes. CERCLA and state laws similar to it may impose strict, joint and severe liabilities on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. The ten incinerators at seven facilities we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states permitting authorities pursuant to regulations promulgated under the Clean Air Act as well as state and/or municipal waste permit requirements.

Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, Industrial Emissions Directive and the Shipments of Waste Regulations in the European Union ("EU"), Ley 154 (Residuos Patogenicos) in Argentina, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil, and the Canadian Environmental Protection Act and related regulations in Canada.

Employee Health and Welfare

We are also subject to numerous regulations promulgated to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary federal laws relating to employee health and welfare applicable to our business in the U.S. are in the Occupational Safety and Health Act of 1970 ("OSHA"), which establishes specific employer responsibilities including engineering controls, administrative controls, training, policies and programs complying with the regulations and ultimately recordkeeping and reporting, all in an effort to ensure a safe workplace. Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to blood borne pathogens, hazard communication, personal protective equipment, etc.

Employee health and welfare laws governing our business in global jurisdictions include examples such as the Workplace Health and Safety Directive and the directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related occupational safety and health regulations in the provinces and territories of Canada.

Transportation

Various laws regulating the transportation of waste and other potentially hazardous materials also apply to the services we provide. In the U.S., the Department of Transportation ("DOT") has promulgated regulations which deal with two different aspects of transportation: hazardous materials transport and safety in transportation. These regulations are defined within the Pipeline Hazardous Materials Safety Administration ("PHMSA") and the Federal Motor Carrier Safety Administration ("FMCSA"). These federal requirements plus additional state requirements are closely monitored internally. Due to our fleet size we are regularly subject to road side

2016 10-K Annual Report	Stericycle, Inc. • 10

PART I

inspections. These inspections have a cumulative effect on our compliance history and require us to remain in good standing so as not to jeopardize our permits.

Examples of transportation laws we must comply with internationally include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada, and globally the International Maritime Dangerous Goods Code and the IATA Dangerous Goods Regulations.

Document Management

Numerous laws and regulations require proper protection of confidential customer information by business parties that have access to such information. In the U.S., the most commonly cited regulations include the FACTA Final Disposal Rule, the FACTA Red Flag Rule, the HIPAA Privacy Rule, and the GLBA.

For the transportation of secure information for destruction, we are regulated by the U.S. Department of Transportation as a commercial motor carrier. The processes for the destruction of secure information destruction processes are not regulated by any government agency. However, the NAID maintains a certification to ensure that destruction processes support the needs of organizations to meet laws and regulations relating to the protection of confidential information. We currently hold the NAID AAA Certification. Further, Payment Card Industry ("PCI") Security Standards Council has developed Data Security Standards which are imposed upon merchants utilizing credit cards and require destruction of documents and media in accordance with their standards.

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

Controlled Substances

Our service offerings for the recall, return and destruction of controlled substance pharmaceuticals are subject to numerous laws and regulations under various international federal agencies, such as the Drug Enforcement Administration ("DEA") in the US. These regulations apply to both the closed loop management of controlled substances as well as the return of unused controlled substances from consumers. These regulations typically require facilities to obtain a registration of license and meet certain criteria in order to collect, process, and dispose of controlled substances. The regulations have very strict requirements for the management of employees, the type of security within facilities, recordkeeping, and the reporting of all controlled substances managed at the facility. Much like permitting, the registration must be updated regularly and subjects us to inspection and enforcement.

U.S. and Foreign Local Regulation

We conduct business in all 50 states and Puerto Rico. Because the federal EPA did not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed medical waste regulations under solid waste regulations. Hazardous waste in the U.S. is regulated under the RCRA. In addition, certain states may have their own regulations for handling, treatment and storage of hazardous wastes. Regulated garbage (sometimes referred to as “APHIS waste” taken from the Animal Plant and Health Inspection Service) is another area of regulatory requirements we are subject to

2016 10-K Annual Report	Stericycle, Inc. • 11

PART I

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

We own federal registrations for a number of trademarks/servicemarks including Stericycle®, Steri-Safe®, Stericycle ExpertRECALL®, Sustainable Solutions®, Bio Systems®, LiveAnswer®, Shred-it®, Securit®, Community Shred-it®, Making Sure it’s Secure®, and our company logo service mark consisting of a nine-circle design. We also hold international registrations for Stericycle, the nine-circle design used in our logo, and the Shred-it name and design.

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

We carry $75 million in general liability insurance (including umbrella coverage), and under separate policies, $25 million in aggregate of pollution legal liability insurance and contractor’s operations and professional services environmental insurance ($10 million per incident and $15 million excess per incident under each respective policy). We carry comprehensive policies that include: privacy liability, security liability, event management, cyber-liability and miscellaneous professional services errors and omissions coverages with the total of $15 million in coverage ($5 million primary and two excess follow form policies with $10 million in coverage). We consider this insurance sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations.

2016 10-K Annual Report	Stericycle, Inc. • 12

PART I

Executive Officers of the Registrant

The following table contains certain information regarding our seven current executive officers:

Name	Position	Age
Charles A. Alutto	President and Chief Executive Officer	51
Brent Arnold	Executive Vice President and Chief Operating Officer	48
Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer	48
Ruth Abdulmassih	Executive Vice President and President, Communication & Related Services	55
John P. Schetz	Executive Vice President and General Counsel	40
Brenda Frank	Executive Vice President and Chief People Officer	47

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

Brent Arnold was named as Chief Operating Officer during 2015. He joined Stericycle in April 2005 and has worked in various leadership positions including Senior Vice President of Operations, Senior Vice President of Sales & Marketing for the US, Corporate Vice President of our large and small quantity business units, and Executive Vice President and President, Stericycle USA. He has more than 24 years of experience primarily focused in the healthcare industry. Prior to joining Stericycle, he held various leadership roles at Baxter International Inc. and Cardinal Health, Inc. Mr. Arnold received a B.S. degree in marketing from Indiana University.

Daniel Ginnetti was named as Chief Financial Officer during 2014. He joined Stericycle as Area Vice President of Finance in 2003. In 2004 he was promoted to Area Vice President for Stericycle’s Western, and later, Midwestern business units. Following that, he was promoted to Senior Vice President of Operations for the United States and Canada. He returned to financial management in 2013 becoming Vice President of Corporate Finance and then CFO in August 2014. Prior to joining Stericycle, Mr. Ginnetti held various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor. Mr. Ginnetti has a B.S. degree in Business Economics from the University of California, Santa Barbara.

Ruth-Ellen Abdulmassih was named Executive Vice President, Communication & Related Services during February of 2017. She joined Stericycle in November 2006 and has worked in various leadership positions in the Expert Solutions, Environmental Solutions and Communication Solutions businesses. Prior to her appointment, Ms. Abdulmassih was General Manager of the Communication & Related Services Business. She has 30 years of experience including working in various leadership roles in multiple businesses of Abbott Laboratories. Ms. Abdulmassih received a B.S. degree in Business/Marketing from Northwood Institute.

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

2016 10-K Annual Report	Stericycle, Inc. • 13

PART I

Executive Vice President of Human Resources and Franchise Relations. Ms. Frank has spent the last 20 years focusing on people, labor and employment, holding senior human resources and legal roles at global services companies such as ITOCHU INTERNATIONAL and Pitney Bowes. She started her career as a labor and employment attorney and litigator at Wilson Sonsini Goodrich & Rosati and Proskauer Rose. Ms. Frank received her B.S. in Accounting from S.U.N.Y Albany and her J.D. from New York University Law School.

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

The regulated waste management and secure information destruction industries are subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste and the proper handling and protection of personal and confidential information. Our business requires us to obtain many permits, authorizations, approvals, certificates, and other types of governmental permissions and to comply with various regulations in every jurisdiction in which we operate. Federal, state and local regulations change often, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new permits or to change the way in which we operate our business. We might be unable to obtain the new permits that we require, and the cost of compliance with new or changed regulations could be significant.

Many of the permits that we require, especially those to build and operate processing plants and transfer facilities, are difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need them (or at all). If we cannot obtain the permits, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues and/or profitability.

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

Unfavorable market conditions, including those driven by economic or social trends, may impact the volume of regulated wastes or personal and confidential information we collect from customers.

The compliance-based services we provide rely on the generation of regulated wastes or personal and confidential information by our customers. The amount of material generated by our customers may be impacted by macro-economic trends associated with manufacturing and industrial markets, healthcare market dynamics, and trends associated with electronic and digital record keeping. Many of our services are provided on a subscription basis with a monthly fee to minimize short-term or cyclical variability associated with these factors. However, some of

2016 10-K Annual Report	Stericycle, Inc. • 14

PART I

our services are provided on a transactional basis, and long-term trends resulting from these factors could reduce the demand for our services, whether we provide them on a subscription or transactional basis.

The amount of our indebtedness could adversely affect our business.

As of December 31, 2016, we had a total of $3.0 billion of outstanding indebtedness, including long-term debt and short-term debt. We also have the ability to incur a substantial amount of additional indebtedness, including up to an additional $654.9 million under our revolving credit facility.

Currently, our annual cash obligations to service our indebtedness are approximately $308 million. In addition, the aggregate amount of dividends currently payable on our depositary shares is approximately $37 million on an annual basis. If we are unable to generate sufficient cash to repay or to refinance our debt as it comes due or to pay dividends on our depositary shares, this would have a material adverse effect on our business and the market price of our common stock and depositary shares. Our leverage could have adverse consequences on our business, including the following:

•	we may be required to dedicate a substantial portion of our available cash to payments of principal and interest on our indebtedness;
•	our ability to access credit markets on terms we deem acceptable may be impaired; and
•	our leverage may limit our flexibility to adjust to changing market conditions.

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

Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends on our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, upon:

•	future operating performance;
•	general economic conditions;
•	competition; and
•	legislative and regulatory factors affecting our operations and business.

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

2016 10-K Annual Report	Stericycle, Inc. • 15

PART I

and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements. Each facility contains a financial covenant requiring maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 as of the end of any quarter and a financial covenant requiring maintenance of a maximum consolidated leverage ratio of between 3.75 and 4.00 to 1.00, depending on factors determined in accordance with the terms of the applicable facility. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

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

We will incur integration costs in connection with our acquisition strategy.

Our business strategy includes growth through acquisition. Each acquisition includes a detailed execution plan to integrate the acquired operations into Stericycle’s existing infrastructure to achieve synergies. We expect to incur costs to implement such cost savings measures. We anticipate that we will incur certain non-recurring charges in connection with this integration, including costs and charges associated with integrating operations, processes and systems. We cannot identify the timing, nature and amount of all such charges. The significant acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. We believe that synergies will come from the elimination of duplicative costs such as selling, general and administrative expenses, as well as the realization of other efficiencies related to the integration of the businesses such as the optimization of logistics, truck and plant utilization, improvements in route density and facility optimization, and contact center efficiencies. We also believe such synergies will offset incremental acquisition-related costs over time, but this net benefit may not be achieved in the near term, or at all.

We may not realize the synergies and growth opportunities that are anticipated from acquisitions.

The benefits we expect to achieve as a result of acquisitions that we complete will depend, in part, on our ability to realize targeted synergies and anticipated growth opportunities. Our success in realizing these synergies and growth opportunities, and the timing of this realization, depends on the successful integration of other business and operations with our pre-existing business and operations. Even if we are able to integrate these businesses and operations successfully, this integration may not result in the realization of the full benefits of the synergies and growth opportunities we currently expect within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses.

We may incur significant charges as a result of our portfolio optimization strategy.

As part of our long-term strategy for improving our profitability and return on invested capital, we continue to evaluate the performance of our entire portfolio of assets and businesses. Based on this evaluation, we may sell certain assets or businesses or exit particular markets. Any divestitures resulting from this strategy may cause us to record significant write-offs, including those related to goodwill and other intangible assets. In addition, divestitures we complete may not yield the targeted improvements in our business. Any charges that we are required to record or the failure to achieve the intended financial results associated with our portfolio

2016 10-K Annual Report	Stericycle, Inc. • 16

PART I

optimization strategy could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to acquire regulated waste, secure information destruction and other businesses, our revenue and profit growth may be slowed.

Historically, our growth strategy has been based in part on our ability to acquire and integrate other businesses. We do not know whether in the future we will be able to:

•	identify suitable businesses to buy;
•	complete the purchase of those businesses on terms acceptable to us; and
•	avoid or overcome any concerns expressed by regulators.

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

Changing market conditions in the healthcare industry, including healthcare consolidation and healthcare reform, could drive down our profits and slow our growth.

Within the United States, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and all healthcare providers are focused on cutting costs within their businesses. These changes exert downward pricing pressure on services that we provide to healthcare customers which could adversely affect our profitability and growth.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down our profits and slow our growth.

The industries in which we participate are very competitive because of low barriers to entry, among other reasons. This competition has required us in the past to reduce our prices to our customers and may require us to reduce our prices in the future. Substantial price reductions could significantly reduce our earnings.

We face direct competition from a large number of small, local competitors. Because it requires very little financial investment to compete in the collection and transportation of regulated wastes or the secure destruction of

2016 10-K Annual Report	Stericycle, Inc. • 17

PART I

personal and confidential information, there are many regional and local companies in these industries. We face competition from these businesses, and competition from them is likely to exist in new locations to which we may expand in the future. In addition, large national companies with substantial resources operate in the markets we serve. For example, in the United States, Waste Management, Inc., Clean Harbors, and Iron Mountain all offer competing services.

Our competitors could take actions that would hurt our growth strategy, including the support of regulations that could delay or prevent us from obtaining or keeping permits. They might also give financial support to citizens’ groups that oppose our plans to locate a processing or transfer facility at a particular location.

Risks from our international operations could adversely affect our business, financial condition and results of operations.

We have established operations in the United States and 21 other countries. Foreign operations carry special risks including:

•	exchange rate and interest rate fluctuations;
•	dependence in certain markets on government entities as customers;
•	delays in the collection of accounts receivable;
•	government controls;
•	import and export license requirements;
•	political or economic instability;
•	changes in or violations of U.S., local or other applicable laws and regulations, including laws and regulations concerning anticorruption, competition, privacy and data protection;
•	trade restrictions;
•	changes in tariffs and taxes;
•	industry or macro-economic trends;
•	permitting and regulatory standards;
•	differences in local laws, regulations, practices, and business customs;
•	restrictions on repatriating foreign profits back to the United States or movement of funds to other countries;
•	difficulties in staffing and managing international operations; and
•	increases and volatility in labor costs.

Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

We face risks associated with project work and services that are provided on a non-recurring basis.

2016 10-K Annual Report	Stericycle, Inc. • 18

PART I

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

As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2016 contains goodwill of $3.59 billion and other intangible assets, net of accumulated amortization of $1.86 billion. In accordance with the FASB Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. If we were to determine that a significant impairment has occurred, we would be required to incur non-cash charges for the impaired portion of goodwill or other unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge occurs.

We are subject to a number of pending lawsuits.

We are a defendant in a number of pending lawsuits and may be named as a defendant in future lawsuits. These current and future matters may result in significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves and, to the extent available, liability insurance. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, financial condition or results of operations. In addition, any significant judgment or settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness. See Note 17 in Item 8 of this Annual Report on Form 10-K for more information regarding currently pending legal proceedings.

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

2016 10-K Annual Report	Stericycle, Inc. • 19

PART I

officers and other key employees could leave us with little or no prior notice, either individually or as part of a group. Our loss of, or inability to hire, key employees could impair our ability to manage our business and direct its growth.

We face risks relating to our size and scale.

We have more than 750 facilities and 25,000 employees worldwide. The sheer size of our operations exposes us to the risk that systems and practices will not be implemented uniformly throughout our Company and that information will not be shared across the locations and countries in a timely and appropriate manner. Any misalignment in strategic initiatives and/or difficulties or delays in transmission of information could adversely affect our business, financial condition and results of operations.

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

2016 10-K Annual Report	Stericycle, Inc. • 20

PART I

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

The protection of customer, employee, and company data is critical to our business. The regulatory environment in the United States and Canada surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Certain legislation, including the FACTA, the HIPAA, the Economic Espionage Act in the United States, and the Personal Information Protection and Electronic Documents Act in Canada, require documents to be securely destroyed to avoid identity theft and inadvertent leakage of confidential and sensitive information. A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines, or lawsuits. In addition, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws or are expected to do so. The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to take additional measures to enhance security and/or assume higher liability under our contracts. As a result of legislative initiatives and customer demands, we may have to modify our operations to further improve data security. Any such modifications may result in increased expenses and operational complexity, and adversely affect our business financial condition and results of operations.

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

2016 10-K Annual Report	Stericycle, Inc. • 21

PART I

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate offices in Lake Forest, Illinois. Domestically, we own or lease 111 processing facilities, which are primarily autoclaves for medical waste and shredders for secure information destruction. All of our processing facilities also serve as collection sites. We own or lease 209 additional transfer sites, 18 additional sales/administrative sites, and 59 other service facilities. Internationally, we own or lease 141 processing facilities, the majority of which use autoclave waste processing technology. We also own or lease 131 additional transfer sites, 50 additional sales/administrative sites, 43 other service facilities, and 3 landfills. We believe that these processing and other facilities are adequate for our present and anticipated future needs.

Item 3. Legal Proceedings

See Note 17 - Legal Proceedings in the Notes to the Consolidated Financial Statements (Item 8 of Part II).

Item 4. Mine Safety Disclosures

Not Applicable.

2016 10-K Annual Report	Stericycle, Inc. • 22

PART II

PART II

Item 5. Market Price for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the NASDAQ Global Select Market under the ticker symbol "SRCL." There were 98 shareholders of record as of March 1, 2017.

We did not declare or pay any cash dividends during 2016 on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

See Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2016	$126.19	$105.99
Second quarter 2016	128.20	93.27
Third quarter 2016	107.25	77.01
Fourth quarter 2016	80.09	71.61

First quarter 2015	$140.86	$130.10
Second quarter 2015	141.93	132.76
Third quarter 2015	148.26	132.33
Fourth quarter 2015	150.84	113.64

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of December 31, 2016, we had purchased a cumulative total of 21,251,733 shares.

The following table provides information about our purchases of shares of our common stock during the year ended December 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	277,952	$116.24	277,952	3,452,869
February 1 - February 28, 2016	50,000	107.69	50,000	3,402,869
March 1 - March 31, 2016	—	—	—	3,402,869
April 1 - April 30, 2016	14,387	94.75	14,387	3,388,482
May 1 - May 31, 2016	18,575	94.68	18,575	3,369,907
Total	360,914	$113.09	360,914	3,369,907

2016 10-K Annual Report	Stericycle, Inc. • 23

PART II

Equity Compensation Plans

The following table summarizes information as of December 31, 2016 relating to our equity compensation plans pursuant to which stock option grants, restricted stock units (“RSUs”) or other rights to acquire shares of our common stock may be made or issued:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5,579,925	$97.14	2,524,588
Equity compensation plans not approved by our security holders (2)	3,645	$49.74	—

(1)	These plans consist of our 2014 Incentive Compensation Plan, 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, and the Employee Stock Purchase Plan.
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

2016 10-K Annual Report	Stericycle, Inc. • 24

PART II

Performance Graph

The following graph compares the cumulative total return (i.e., share price appreciation plus dividends) on our common stock over the five-year period ending December 31, 2016 with the cumulative total return for the same period on the NASDAQ National Market Composite Index, the S&P 500 Index, the Russell 3000 Index, and the Dow Jones US Waste & Disposal index. The graph assumes that $100 was invested on December 31, 2011 in our common stock and in the shares represented by each of the four indices, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

2016 10-K Annual Report	Stericycle, Inc. • 25

PART II

Item 6. Selected Financial Data

In thousands, except per share data
		Years Ended December 31,
		2016	2015	2014	2013	2012
Statements of Income Data
Revenues		$3,562,342	$2,985,908	$2,555,601	$2,142,807	$1,913,149
Depreciation and amortization		252,546	127,412	104,616	88,408	76,283
Income from operations		433,775	487,612	556,336	535,619	468,836
Mandatory convertible preferred stock dividend		39,414	10,106	—	—	—
Gain on repurchase of preferred stock		(11,285)	—	—	—	—
Net income attributable to Stericycle, Inc. common shareholders	(1)	178,230	256,940	326,456	311,372	267,996
Earnings per common share attributable to Stericycle, Inc. common shareholders - diluted	(1)	$2.08	$2.98	$3.79	$3.56	$3.08
Statements of Cash Flow Data
Net cash flow provided by/(used for):
Operating activities		$547,249	$390,328	$448,500	$405,307	$390,784
Investing activities		(195,606)	(2,533,904)	(462,774)	(234,972)	(288,928)
Financing activities		(363,255)	2,181,208	(30,049)	(136,019)	(91,526)
Balance Sheets Data
Cash, cash equivalents and short-term investments		$44,251	$55,703	$22,616	$67,580	$35,163
Total assets	(2)	6,980,061	7,065,163	4,373,302	3,887,973	3,550,074
Long-term debt, net	(2)	2,877,315	3,040,352	1,527,246	1,280,663	1,268,303
Stericycle, Inc. equity		$2,805,737	$2,729,891	$1,895,012	$1,750,461	$1,541,793
(1)	See Note 8 - Earnings per Common Share ("EPS") in the Notes to the Consolidated Financial Statements (Item 8 of Part II) for information concerning the computation of diluted EPS.
•

In 2016, net income included the following after-tax effects: $83.5 million of amortization expenses, $6.3 million of expenses related to acquisitions, $55.2 million of expenses related to the integration of our acquisitions, $3.2 million of restructuring and plant conversion expenses, $7.9 million of litigation and professional services expenses, $17.9 million of expenses related to exit certain of our patient transport services contracts in the United Kingdom (“UK”), $26.2 million of asset impairment charges, a $3.1 million gain as a result of insurance settlement, and a $2.0 million gain related to the change in fair value of contingent consideration. The net effect of these adjusting items negatively impacted diluted EPS by $2.28.

•

In 2015, net income included the following after-tax effects: $29.8 million of amortization expenses, $29.0 million of expenses related to acquisitions, $33.3 million of expenses related to the integration of our acquisitions, $15.9 million of restructuring and plant conversion expenses, $39.8 million of litigation settlement expense, $1.8 million of expense related to the write-down of intangible assets, and a $0.6 million gain related to the change in fair value of contingent consideration. The net effect of these adjusting items negatively impacted diluted EPS by $1.73.

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

•

In 2013, net income included the following after-tax effects: $10.2 million of expenses related to acquisitions, $4.3 million of expenses related to the integration of our acquisitions, $1.8 million of restructuring and plant closure costs, $1.4 million of expense related to a litigation settlement, $1.3 million of expense related to the

2016 10-K Annual Report	Stericycle, Inc. • 26

PART II

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

(2)

To conform to the current period balance sheet presentation, we reclassified $12.3 million of debt issuance costs from other assets to long-term debt on the Consolidated Balance Sheet at December 31, 2015. No changes in presentation were made at December 31, 2014, 2013 and 2012.

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

More specifically, our services and products include:

•	Medical waste management services
•	Reusable sharps disposal management services
•	Pharmaceutical waste services
•	Integrated Waste Stream Solutions ("IWSS") program
•	Hazardous waste management services
•	Sustainability and recycling services for expired or unused inventory
•	Secure information destruction and hard drive destruction services
•	Compliance programs under the Steri-Safe®, Clinical Services, SeguriMed and EnviroAssure brand names
•	Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products

2016 10-K Annual Report	Stericycle, Inc. • 27

PART II

•	Live voice and automated communication services including afterhours answering, appointment scheduling, appointment reminders, secure messaging, and event registration
•	Mailback solutions for regulated medical waste, universal wastes, pharmaceutical wastes, and other specialty wastes

During 2016, we made certain changes to our organizational structure to integrate the domestic and international Shred-it operations. In Q2 2016, we also changed the composition of our operating segments to further align our compliance and communication services. Due to this change, part of our Domestic Regulated Waste and Compliance Services operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic CRS.

In Q4 2016, we made an additional change to our organizational structure and management reporting. As a result of these changes, our Domestic RCS segment manager will now be responsible for the operations in Canada. The operations in Canada had previously been reported as part of the International RCS operating segment. As a result of these changes our Domestic RCS operating segment will now become Domestic and Canada RCS.

Domestic CRS does not meet the quantitative criteria to be a separate reportable segment and therefore is included in All other. Beginning in Q4 2016, costs related to our corporate headquarter functions are also included in All other.

Our three operating segments are:

•	Domestic and Canada RCS,
•	Domestic CRS, and
•	International RCS.

The segment information included herein is presented in accordance with the change in reporting structure for all periods presented.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions are as follows:

Revenue Recognition: Revenues for our regulated medical waste management services, other than our compliances services, and secure information destruction services are recognized at the time of waste collection. Our compliance service revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from hazardous waste services are recorded at the time waste is received at our processing facility or delivered to a third party. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering

2016 10-K Annual Report	Stericycle, Inc. • 28

PART II

customer. Charges related to sales taxes and international value added tax ("VAT") and other similar pass through taxes are not included as revenue.

Intangible Asset Valuations: The methods commonly used to value intangible assets we acquire are the income, market and cost approaches. The nature and characteristics of the asset indicate which approach is most appropriate. Based on the analysis performed by the Company, the fair values of intangible assets are generally estimated using acceptable income approaches.

A multi-period excess earnings method (“MPEEM”) is generally used to determine the fair value of customer relationships. The fair value is derived by calculating the present value of the estimated after-tax earnings attributable to the respective intangible assets. Key inputs and assumptions to the valuation model are forecasted after-tax cash-flows, the identification of contributory assets and the quantification of appropriate returns on these assets, the discount rate applied to present value the cash-flows and attrition rates. Determining an accurate consumption of benefits from acquired customer relationships cannot be reliably determined because the services we provide to acquired customers change from the base-line revenues over an extended period of time due to factors such as volume increase, price increase, and complementary service offerings. Therefore, we amortize our finite-lived intangible assets using the straight-line method consistent with our valuation model.

A relief from royalty method is generally used to determine the fair value of trade names. Key inputs and assumptions to the valuation model are a reasonable approximation of the license rate for the trade name, forecasted revenues and the discount rate applied to present value the after-tax stream of estimated royalties avoided by acquiring the trade name.

Tangible Asset Valuation: Trucks, containers and equipment are some of the major asset classes subject to revaluation as a result of our acquisitions. The indirect and direct methods of the cost approach and the market approach are used by the Company to value tangible personal property assets. Following is a description of the methodologies for estimating the fair value of the major tangible fixed asset classes:

•

The market approach is used for the valuation of trucks. The market approach is based on market conditions and transactions. In the market approach, the assets being valued are compared to recent sales and/or asking prices of comparable properties or assets. In using similar units of comparison, adjustments are made to the comparable assets to account for factors such as condition, capacity, and age.

•

The direct method of the cost approach is used in the valuation of containers. In the direct method of the cost approach, replacement cost new (“RCN”) is determined through current cost information obtained from original equipment manufacturers, equipment dealers and vendors, and independent research.

•

The cost of reproduction new (“CRN”) of equipment is calculated using the indirect method of the cost approach. Historical equipment costs and dates are used to calculate the current CRN. In the indirect method of the cost approach, trend factors are applied to the historical costs to estimate the CRN of the assets. Time-adjusted trend factors are applied to historical costs using asset category specific cost indices published by industry sources. The CRN is then adjusted for physical deterioration and functional and economic obsolescence.

Goodwill and Other Identifiable Intangible Assets: We have historically evaluated goodwill for impairment annually as of June 30, or when an indicator of impairment exists. During 2016, we changed the date of our annual goodwill impairment assessment for our reporting units to October 1st. In addition, we changed our annual impairment test date for other indefinite-lived intangibles from December 31 to October 1. This voluntary change in the annual indefinite-lived intangible testing dates is a change in accounting principle, which we believe is preferable as it better aligns the timing of the annual goodwill impairment test with the timing of the Company’s annual strategic planning and forecasting process which occurs in Q3. The change in the other indefinite-lived intangible testing date aligns the testing of all indefinite-lived impairment testing to be as of a consistent date. The voluntary change in accounting principle related to the annual testing dates did not delay, accelerate or avoid an

2016 10-K Annual Report	Stericycle, Inc. • 29

PART II

impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

As discussed above, we changed the composition of our operating segments in 2016. Due to these changes, part of our Domestic RCS operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic CRS in Q2 2016 and the Domestic RCS is now Domestic and Canada RCS. The operations in Canada had previously been reported as part of the International RCS operating segment.

During Q4, we determined that our former International RCS reporting unit should be disaggregated into three new reporting units for goodwill impairment testing purposes which is one level below the operating segment (referred to as a “component”). In addition, the four components of the Domestic and Canada RCS operating segment will now be the reporting units. This was primarily a result of some of the business and economic challenges we have recently faced in M&I and internationally. As a result of the changes, goodwill from the former International RCS reporting unit was reallocated to the four new reporting units including Canada based on their relative fair values. We completed a similar reallocation of goodwill for the new Domestic and Canada RCS reporting units.

Due to the establishment of the new reporting units during Q4 2016 and the change in our annual goodwill impairment testing date discussed above, we performed a goodwill impairment evaluation for all reporting units as of October 1, 2016. There was no impairment of goodwill because the fair value of those reporting units exceeded their carrying values. We also tested the former reporting units for goodwill impairment immediately prior to the establishment of the new reporting units and there was no impairment of goodwill.

We calculate the fair value of each of our reporting units using the income approach (including discounted cash flows) and validate those results using a market approach. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value. Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures, and cost efficiencies. Future acquisitions are not included in the expected future cash flows. We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.

The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. We then reconciled the calculated fair values to our market capitalization.

The results of our 2016 goodwill impairment test using the market approach corroborated the results of the impairment test under the income approach and indicated the fair value of our reporting units exceeded their respective book values.

We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore they are not amortized. The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management.

Based on our impairment test as of October 1, 2016, we recognized an impairment charge of $1.4 million within Selling, general and administrative expenses on our Consolidated Statements of Income.

Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in impairments of goodwill or other intangible assets that would require non-cash charges and may have a material effect on our financial condition and operating results.

2016 10-K Annual Report	Stericycle, Inc. • 30

PART II

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method. We have determined that our customer relationships have useful lives from 5 to 40 years based upon the type of customer. We have covenants not-to-compete intangibles with useful lives from 5 to 14 years. We have tradename intangibles with useful lives from 10 to 40 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows.

Environmental Remediation Liabilities: Our environmental remediation liabilities primarily include costs associated with remediating air, groundwater, surface water, soil contamination, and applicable legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, and the apportionment of responsibility among the potentially responsible parties (“PRPs”) and the financial viability of those parties. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, that amount and type of waste hauled to the site and the number of years we were connected with the site. Next, we review the same information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third party environmental engineers or other service providers.

Income Taxes: We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested, and therefore no deferred taxes are recorded on our outside basis differences. Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Highlights for the year ended December 31, 2016 included the following:

•	revenues grew to $3.56 billion, a 19.3% increase over $2.99 billion in 2015;
•	gross profit as a percentage of revenue decreased to 42.2% in 2016 from 42.4% in 2015;
•	operating income decreased 11.0% to $433.8 million from $487.6 million in 2015;
•

we incurred $164.5 million in pre-tax expenses related to acquisitions and integration expenses, litigation and professional services expenses, plant conversion expenses, contract exit costs, asset impairment charges, and a favorable change in the fair value of contingent consideration;

•

amortization expense increased to $129.3 million from $45.5 million in 2015, primarily due to the completion of intangible valuations for our Shred-it acquisition resulting in a true-up of amortization expense;

•	cash flows from operations were $547.2 million; and

2016 10-K Annual Report	Stericycle, Inc. • 31

PART II

•	dividends of $39.4 million were paid during 2016 to holders of our Series A Preferred Stock.

During 2016, we made certain changes to our organizational structure to integrate the domestic and international Shred-it operations into our Domestic Regulated Waste and Compliance Services and International Regulated Waste and Compliance Services operating segments, respectively.

Our Canadian operations were integrated with domestic operations and are now reviewed as a new combined segment. Management determined that Stericycle’s Regulated Waste and Compliance Services operating segment changed so that the Canadian and Domestic Regulated Waste and Compliance Services operations form one segment (“Domestic and Canada RCS”) and the International Regulated Waste and Compliance Services segment now excludes Canada (“International RCS”).

We also changed the composition of our operating segments to further align our compliance and communication services. Due to this change, part of our Domestic Regulated Waste and Compliance Services operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic Communication and Related Services does not meet the quantitative criteria to be a separate reportable segment and therefore is included in All other. Additionally, costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the operating segments and is also included in All other.

Our sales organization was realigned to focus on growing our healthcare customer base, expanding national account relationships, converting the un-vended secure information destruction market and expanding our multiple services across new and existing customers.

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

Finally, we are developing a long-term plan to expand our shared services model across all of our services. Some of these shared services include IT, financial support, human resources and strategic sourcing. When fully implemented, this plan will enable us to better leverage best practices and SG&A. We believe this will allow us to better serve our customers and provide long-term sustainable growth.

2016 10-K Annual Report	Stericycle, Inc. • 32

PART II

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2016		2015
	$	%	$	%
Revenues	$3,562,342	100.0	$2,985,908	100.0
Cost of revenues	1,962,801	55.1	1,656,573	55.5
Depreciation - cost of revenues	88,546	2.5	61,642	2.1
Contract exit costs	8,281	0.2	—	0.0
Plant conversion expenses	760	0.0	1,508	0.1
Total cost of revenues	2,060,388	57.8	1,719,723	57.6
Gross profit	1,501,954	42.2	1,266,185	42.4
Selling, general and administrative expenses (exclusive of adjusting items shown below)	748,671	21.0	539,944	18.1
Acquisition expenses	9,646	0.3	39,138	1.3
Integration expenses	87,587	2.5	51,689	1.7
Litigation and professional services expenses	12,904	0.4	59,651	2.0
Change in fair value of contingent consideration	(2,051)	(0.1)	(640)	—
Restructuring and plant conversion expenses	3,226	0.1	21,240	0.7
Contract exit costs	15,724	0.4	—	0.0
Asset impairment charges	28,472	0.8	1,781	0.1
Total SG&A expenses (exclusive of depreciation and amortization shown below)	904,179	25.4	712,803	23.9
Depreciation	34,700	1.0	20,272	0.7
Amortization	129,300	3.6	45,498	1.5
Income from operations	433,775	12.2	487,612	16.3
Net interest expense	97,709	2.7	77,274	2.6
Other (income)/expense, net	7,921	0.2	(569)	—
Income tax expense	120,246	3.4	142,894	4.8
Net income	207,899	5.8	268,013	9.0
Less: net income attributable to noncontrolling interests	1,540	—	967	—
Net income attributable to Stericycle, Inc.	206,359	5.8	267,046	8.9
Mandatory convertible preferred stock dividend	39,414	1.1	10,106	0.3
Gain on repurchase of preferred stock	(11,285)	(0.3)	—	0.0
Net income attributable to Stericycle, Inc. common shareholders	$178,230	5.0	$256,940	8.6
Earnings per share- diluted	$2.08		$2.98

Revenues: In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base. We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms. For example, our customers may contract with us for "Medical Waste Disposal" services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service ("Steri-Safe OSHA Compliance Program"), which packages the same regulated medical waste services with some training and education services for a contracted subscription fee. Another example is a customer that purchases our "Medical Waste Disposal" and "Sharps Disposal Management" services which provides the customer with the same regulated services under a different pricing and billing arrangement. We do not track the movement of customers between the various types of regulated services we offer. Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric. We analyze our revenue growth by identifying changes related to organic growth, acquired growth, and changes due to currency exchange fluctuations.

Our consolidated revenues increased $576.4 million, or 19.3%, to $3.56 billion from $2.99 billion in 2015. Overall organic revenue growth contributed $94.6 million, or 3.2% in revenues. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period. Revenues from acquisitions contributed $570.1 million to the increase in revenues in 2016. Divestitures negatively

2016 10-K Annual Report	Stericycle, Inc. • 33

PART II

impacted current year revenues by $0.2 million. The effect of foreign exchange rates unfavorably impacted total revenues in 2016 by $88.0 million, or 2.9%, as foreign currencies declined against the U.S. dollar.

Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”) revenues increased $509.7 million, or 25.5%, to $2.51 billion from $2.00 billion in 2015. Acquisitions contributed $476.1 million, and organic growth contributed $35.8 million, or 1.8% in revenues. The Canadian dollar weakened and negatively affected 2016 revenue by $2.3 million. Services related to Manufacturing and Industrial (“M&I”) waste experienced a reduction of $15.0 million negatively impacting overall organic growth by 1.7%. This reduction was due to fewer on call services (project work) and softness in the U.S. M&I market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

International Regulated Waste and Compliance Services (“International RCS”) revenues increased $34.9 million, or 4.9%, to $751.7 million from $716.8 million in 2015. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2016 and 2015. Organic growth in the International RCS segment contributed $33.1 million in revenues, or 4.6%. The costs we incurred to exit certain of our patient transport services contracts in the UK negatively impacted our organic growth in 2016. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period. The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $85.7 million, or 12.0%, as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions contributed $87.8 million to the increase in revenues in 2016. Divestitures negatively impacted current year revenues by $0.2 million.

Other revenues related to Domestic Communication and Related Services increased $31.9 million, or 11.8%, to $301.8 million from $269.9 million in 2015, primarily driven by a significant recall event in Q4 2016.

Cost of Revenues: Our consolidated 2016 cost of revenues increased $340.7 million, or 19.8%, to $2.06 billion from $1.72 billion in 2015. As a percentage of revenues, consolidated gross profit was 42.2% in 2016 as compared to 42.4% in 2015. We incurred $0.8 million and $1.5 million in plant conversion expenses during the years ended December 31, 2016 and 2015, respectively. In 2016, we also incurred $8.3 million in costs to exit certain of our patient transport services contracts in the UK. In general, international gross profit is lower than domestic gross profits because the international operations have fewer small account customers, which tend to provide higher gross profits. Historically, our international operations generate most of their revenues from large account customers, such as hospitals. As our international revenues increase as a percentage of consolidated revenues, consolidated gross profit experiences downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.

Domestic and Canada RCS cost of revenues increased $297.1 million, or 27.3%, to $1.38 billion from $1.09 billion in 2015. Gross profit as a percentage of revenues decreased to 44.8% in 2016 from 45.6% in 2015 primarily due to less than anticipated revenues from our M&I customers, which have a higher fixed cost structure. Additionally, higher disposal costs for some of our industrial waste project work in the year unfavorably impacted domestic gross profit.

International RCS cost of revenues increased $36.7 million, or 7.6%, to $523.2 million from $486.4 million in 2015. International gross profit as a percentage of revenues decreased to 30.4% in 2016 from 32.1% in 2015 due to the negative impact of higher costs related to servicing certain government contracts and charges incurred to exit some of the contracts in our UK patient transport services business, partially offset by the inclusion of the 2015 Shred-it acquisition, which has a higher average gross profit. In addition, our international gross profit was negatively impacted by the inability to pass full costs on to customers in areas of high inflation.

Selling, General and Administrative Expenses Exclusive of Adjusting Items, Depreciation and Amortization ("SG&A"): Our consolidated SG&A expenses increased $208.7 million, or 38.7%, to $748.7 million from $539.9 million in 2015 to support our increase in revenues and the inclusion of the 2015 Shred-it acquisition. During the Q4 2016, we increased our allowance for doubtful accounts due to market and economic conditions as we continued to experience challenges internationally and in our M&I waste services.

2016 10-K Annual Report	Stericycle, Inc. • 34

PART II

Domestic and Canada RCS SG&A expenses increased $147.3 million, or 53.7%, to $421.4 million from $274.2 million in 2015 primarily related to the inclusion of the 2015 Shred-it acquisition, increased compensation and marketing expenses, and an increase in our allowance for doubtful accounts based on our historical collection experience. As a percentage of revenues, SG&A increased to 16.8% in 2016 as compared to 13.7% in 2015.

International RCS SG&A expenses increased $34.7 million, or 25.0%, to $173.4 million from $138.7 million in 2015. As a percentage of revenues, SG&A increased to 23.1% in 2016 as compared to 19.3% in 2015. The following factors negatively impacted our international SG&A during 2016: the inclusion of the 2015 Shred-it acquisition, increased compensation expense in support of new business growth opportunities, and an increase in our allowance for doubtful accounts driven by market and economic conditions as we continued to experience challenges in International RCS.

Income from Operations: Consolidated income from operations decreased by $53.8 million, or 11.0%, to $433.8 million from $487.6 million in 2015. Comparison of income from operations between 2016 and 2015 was affected by the Adjusting Items described below.

During the year ended December 31, 2016, we recognized $9.6 million in acquisition expenses, $87.6 million of expenses related to the integration of our acquisitions, mainly Shred-it, $12.9 million in litigation and professional services expenses, $4.0 million in plant conversion expense, $24.0 million of costs to exit certain of our patient transport services contracts in the UK, $28.5 million of asset impairment charges mostly from write-down of certain assets in the UK either sold for a loss or classified as assets held for sale as of December 31, 2016, and a $2.1 million favorable change in fair value of contingent consideration.

During the year ended December 31, 2015, we recognized $39.1 million in acquisition expenses, most of which related to the acquisition of Shred-it, $51.7 million of expenses related to the integration of our acquisitions, $59.7 million in litigation expenses (mostly due to the $28.5 million settlement of the Qui Tam Action and the $28.2 million settlement of the Junk Fax Lawsuit), $22.7 million in restructuring and plant conversion expenses, $1.8 million of intangible asset impairment, and a $0.6 million favorable change in the fair value of contingent consideration.

Consolidated depreciation and amortization expense increased to $252.5 million in 2016 compared to $127.4 million in 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense. As a percentage of revenue, depreciation and amortization expense increased to 7.1% as compared to 4.3% in 2015.

Domestic and Canada RCS income from operations increased $31.9 million, or 6.3%, to $536.6 million from $504.7 million in 2015.

During the year ended December 31, 2016, we recognized $56.0 million in acquisition, integration, and plant conversion expenses.

During the year ended December 31, 2015, we recognized $104.0 million in acquisition, integration, restructuring, litigation expense, and intangible asset impairment charges.

Domestic and Canada RCS depreciation and amortization expense increased to $169.4 million in 2016 compared to $65.8 million in 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense. As a percentage of revenue, depreciation and amortization expense increased to 6.8% as compared to 3.3% in 2015.

International RCS income from operations decreased $77.2 million to $28.0 million loss from $49.2 million income in 2015.

2016 10-K Annual Report	Stericycle, Inc. • 35

PART II

During the year ended December 31, 2016, we recognized $51.2 million in acquisition, integration, plant conversion expenses, costs to exit certain of our UK patient transport services contracts, asset impairments charges mostly from the write-down of certain assets in the UK either sold for a loss or classified as assets held for sale as of December 31, 2016, and a favorable change in the fair value of contingent consideration.

During the year ended December 31, 2015, we recognized $23.4 million in acquisition, integration, restructuring and plant conversion expenses, a favorable adjustment to litigation expenses, and a favorable change in the fair value of contingent consideration.

International RCS depreciation and amortization expense increased to $60.8 million in 2016 compared to $42.3 million in 2015, primarily due to the inclusion of the Shred-it acquisition, which has a higher level of depreciation expense, and to the completion of the customer relationships intangible valuation related to the Shred-it acquisition resulting in a true-up of amortization expense. As a percentage of revenues, depreciation and amortization expense increased to 8.1% in 2016 as compared to 5.9% in 2015.

Net Interest Expense: Net interest expense increased to $97.7 million during 2016 from $77.3 million in 2015, due to increased borrowings to fund the acquisition of Shred-it in Q4 2015.

Income Tax Expense: Income tax expense decreased to $120.2 million during 2016 from $142.9 million during 2015. The effective tax rates for the years 2016 and 2015 were 36.6% and 34.8%, respectively. The increase in the current year tax rate, when compared to the prior year, is primarily related to the recognition of tax benefits in 2015 as well as a higher proportion of pre-tax income in the United States which has a higher statutory tax rate, compared to international operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We have revised our 2015 10-K disclosure to align with the 2016 change in segments.

Highlights for the year ended December 31, 2015 included the following:

•	revenues grew to $2.99 billion, a 16.8% increase over $2.56 billion in 2014;
•	gross margins decreased to 42.4% in 2015 from 42.8% in 2014;
•	operating income decreased 12.4% to $487.6 million from $556.3 million in 2014;
•

we incurred $174.4 million in pre-tax expenses related to acquisitions, integration expenses related to acquisitions, restructuring and plant conversion expenses, litigation settlement expense, impairment of intangible assets, and a favorable change in the fair value of contingent consideration;

•	cash flows from operations were $390.3 million;
•	the acquisition of Shred-it, the largest acquisition in Stericycle’s history, was completed on October 1, 2015. The aggregate purchase price was $2.3 billion in cash and funded as follows:
o	we borrowed $1.30 billion under a Term Loan Credit Facility on October 1, 2015 to fund a portion of the purchase price paid for Shred-it
o

net proceeds of $746.9 million were received from a registered public offering of Series A mandatory convertible preferred stock completed on September 15, 2015 to fund a portion of the purchase price paid for Shred-it

o	we issued and sold $300 million of our new six-year and eight-year unsecured senior notes
•	dividends of $10.1 million were paid on December 15, 2015 to holders of our Series A Preferred Stock.

2016 10-K Annual Report	Stericycle, Inc. • 36

PART II

The following summarizes the Company’s operations:

In thousands, except per share data
	Years Ended December 31,
	2015		2014
	$	%	$	%
Revenues	$2,985,908	100.0	$2,555,601	100.0
Cost of revenues	1,656,573	55.5	1,401,797	54.9
Depreciation - cost of revenues	61,642	2.1	56,478	2.2
Plant conversion expenses	1,508	0.1	2,915	0.1
Total cost of revenues	1,719,723	57.6	1,461,190	57.2
Gross profit	1,266,185	42.4	1,094,411	42.8
Selling, general and administrative expenses (exclusive of adjusting items shown below)	539,944	18.1	433,865	17.0
Acquisition expenses	39,138	1.3	13,333	0.5
Integration expenses	51,689	1.7	25,968	1.0
Litigation and professional services expenses	59,651	2.0	6,574	0.3
Change in fair value of contingent consideration	(640)	—	(1,452)	(0.1)
Restructuring and plant conversion expenses	21,240	0.7	11,649	0.5
Asset impairment charges	1,781	0.1	—	0.0
Total SG&A expenses (exclusive of depreciation and amortization shown below)	712,803	23.9	489,937	19.2
Depreciation	20,272	0.7	15,446	0.6
Amortization	45,498	1.5	32,692	1.3
Income from operations	487,612	16.3	556,336	21.8
Net interest expense	77,274	2.6	66,022	2.6
Other (income)/expense, net	(569)	—	2,746	0.1
Income tax expense	142,894	4.8	159,422	6.2
Net income	268,013	9.0	328,146	12.8
Less: net income attributable to noncontrolling interests	967	—	1,690	0.1
Net income attributable to Stericycle, Inc.	267,046	8.9	326,456	12.8
Mandatory convertible preferred stock dividend	10,106	0.3	—	—
Net income attributable to Stericycle, Inc. common shareholders	$256,940	8.6	$326,456	12.8
Earnings per share- diluted	2.98		3.79

Revenues: Our consolidated revenues increased $430.3 million, or 16.8%, to $2.99 billion from $2.56 billion in 2014. Overall organic revenue growth contributed $162.0 million, or 6.5% in revenues. Revenues from acquisitions contributed $378.5 million to the increase in revenues in 2015. The effect of foreign exchange rates unfavorably impacted total revenues in 2015 by $110.2 million, or 4.3%, as foreign currencies declined against the U.S. dollar.

Domestic and Canada RCS revenues increased $331.8 million, or 19.9%, to $2.00 billion from $1.67 billion in 2014. Acquisitions contributed $265.8 million, and organic growth contributed $82.5 million, or 4.9% in revenues. Canadian dollar weakened and negatively affected 2015 revenue by $16.5 million. Services related to M&I waste experienced a reduction of $13.5 million negatively impacting overall organic growth by 0.8%. This reduction was due lower fuel surcharges as well as lower hazardous waste volume from our industrial customers.

International RCS revenues increased $52.9 million, or 8.0%, to $716.8 million from $663.9 million in 2014. Organic growth, currency rate fluctuations and acquisitions impact the comparison of 2015 and 2014. Organic growth in the International RCS segment contributed $59.9 million in revenues, or 9.0%. The effect of foreign exchange rates unfavorably impacted international revenues in 2015 by $93.7 million, or 14.1%, as foreign currencies declined against the U.S. dollar. Revenue from international acquisitions contributed $86.7 million to the increase in revenues in 2015.

Other revenues related to Domestic Communication and Related Services increased $45.6 million, or 20.3%, to $269.9 million from $224.4 million in 2014.

Cost of Revenues: Our consolidated 2015 cost of revenues increased $258.5 million, or 17.7%, to $1.72 billion from $1.46 billion in 2014. As a percentage of revenues, consolidated gross profit was 42.4% in 2015 as compared to

2016 10-K Annual Report	Stericycle, Inc. • 37

PART II

42.8% in 2014. We incurred $1.5 million and $2.9 million in plant conversion expenses during the years ended December 31, 2015 and 2014, respectively.

Domestic and Canada RCS cost of revenues increased $192.1 million, or 21.5%, to $1.09 billion from $894.8 million in 2014. Gross profit as a percentage of revenues decreased to 45.6% in 2015 from 46.3% in 2014 primarily due to higher operating costs related to the current and more stringent compliance requirements for medical waste incinerators under Title V. Additionally, less than anticipated revenues from our industrial customers, which have a higher fixed cost structure, unfavorably impacted gross margins.

International RCS cost of revenues increased $38.9 million, or 8.7%, to $486.4 million from $447.5 million in 2014. Gross profit as a percentage of revenues decreased to 32.1% in 2015 from 32.6% in 2014 due to a foreign exchange impact on a profitability mix as we experienced unfavorable foreign exchange impact primarily in areas with higher profitability. Similarly, we experienced higher compensation costs in areas of high inflation.

SG&A: Our consolidated SG&A expenses increased $106.0 million, or 24.4%, to $539.9 million from $433.9 million in 2014 to support our increase in revenues and the inclusion of our 2015 acquisitions, mainly Shred-it. As a percentage of revenues, these costs increased to 18.1% in 2015 as compared to 17.0% in 2014.

Domestic and Canada RCS SG&A expenses increased $96.0 million, or 53.8%, to $274.2 million from $178.2 million in 2014 primarily related to increased healthcare benefit costs, higher professional fees, and increased investments for growth and the inclusion of the Shred-it acquisition in 2015. As a percentage of revenues, SG&A increased to 13.7% in 2015 as compared to 10.7% in 2014.

International RCS SG&A expenses increased $23.5 million, or 17.0%, to $138.7 million from $115.2 million in 2014. As a percentage of revenues, SG&A increased to 19.3% in 2015 as compared to 17.3% in 2014 primarily related to compensation expenses in support of new business growth opportunities and the inclusion of the Shred-it acquisition in 2015.

Income from Operations: Consolidated income from operations decreased by $68.7 million, or 12.4%, to $487.6 million from $556.3 million in 2014. Comparison of income from operations between 2015 and 2014 was affected by the Adjusting Items described below.

In Q1 2015, management began executing a realignment of our operations to reduce labor redundancies and facility costs. As part of this realignment, the Company recorded charges related to severance, fixed asset impairment, intangible asset impairment, and recognition of lease expense for properties no longer used but for which we have a contractual obligation.

During the year ended December 31, 2015, we recognized $59.7 million in litigation expenses (mostly due to the $28.5 million settlement of the Qui Tam Action and the $28.2 million settlement of the Junk Fax Lawsuit), $39.1 million in acquisition expenses, most of which related to the 2015 acquisition of Shred-it, $51.7 million of expenses related to the integration of our acquisitions, most of which relates to the acquisition of Shred-it, $22.7 million in restructuring and plant conversion expenses, $1.8 million of impairment charges on intangible assets, and a $0.6 million favorable change in the fair value of contingent consideration.

During the year ended December 31, 2014, we recognized $13.3 million in acquisition expenses, $26.0 million of expenses related to the integration of our acquisitions, $14.6 million in plant conversion and restructuring expenses related to the impairment of permit intangibles in support of plant rationalization and new plant startup costs, $6.6 million in litigation expenses, partially offset by a $1.5 million gain related to a change in the fair value of contingent consideration.

Consolidated depreciation and amortization expense increased to $127.4 million in 2015 compare to $104.6 million in 2014, primarily due to the inclusion of the Shred-it acquisition in the last quarter of 2015. As a percentage of revenue, depreciation and amortization expense increased to 4.3% as compared to 4.1% in 2014.

2016 10-K Annual Report	Stericycle, Inc. • 38

PART II

Domestic and Canada RCS income from operations decreased $53.9 million, or 9.7%, to $504.7 million from $558.6 million in 2014.

During the year ended December 31, 2015, we recognized $104.0 million in acquisition, integration, restructuring, litigation expense, and intangible asset impairment charges.

During the year ended December 31, 2014, we recognized $20.0 million in acquisition, integration, restructuring and plant conversion expenses.

Domestic and Canada RCS depreciation and amortization expense increased to $65.8 million in 2015 compare to $44.9 million in 2014, primarily due to the inclusion of the Shred-it acquisition in the last quarter of 2015. As a percentage of revenue, depreciation and amortization expense increased to 3.3% as compared to 2.2% in 2014.

International RCS income from operations decreased $17.4 million, or 26.2%, to $49.2 million from $66.6 million in 2014.

During the year ended December 31, 2015, we recognized $23.4 million in acquisition, integration, restructuring and plant conversion expense, a favorable adjustment to litigation expenses, and a favorable change in the fair value of contingent consideration.

During the year ended December 31, 2014, we recognized $18.6 million in acquisition, integration, restructuring and plant conversion expenses, and a favorable change in the fair value of contingent consideration.

International RCS depreciation and amortization expense increased to $42.3 million in 2015 compare to $41.5 million in 2014, primarily due to the inclusion of the Shred-it acquisition in the last quarter of 2015. As a percentage of revenue, depreciation and amortization expense increased to 5.9% as compared to 5.8% in 2014.

Net Interest Expense: Net interest expense increased to $77.3 million during 2015 from $66.0 million in 2014, due to increased borrowings to fund the acquisition of Shred-it in Q4 2015, as well as higher interest costs in Latin America.

Income Tax Expense: Income tax expense decreased to $142.9 million during 2015 from $159.4 million during 2014. The reported tax rates for the years 2015 and 2014 were 34.8% and 32.7%, respectively. The increase in the current year tax rate when compared to the prior year, is primarily related to an increase in the state tax rate, partially offset by a benefit from the recognition of tax deductible goodwill associated with entity mergers in Spain, Brazil, and Chile in the prior year.

Liquidity and Capital Resources:

The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting and other covenants and restrictions, including a restriction on dividend payments:

$1.2 billion senior credit facility weighted average rate 2.14%, due in 2019
$1.0 billion term loan weighted average rate 2.07%, due in 2020
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
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023

The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At December 31, 2016, we were in compliance with all of our financial debt covenants. Our senior credit

2016 10-K Annual Report	Stericycle, Inc. • 39

PART II

facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At December 31, 2016, we had $407.1 million of borrowings outstanding under our $1.20 billion senior unsecured credit facility, which includes foreign currency borrowings of $120.9 million. We also had $138.0 million outstanding letters of credit under this facility. The unused portion of the revolving credit facility at December 31, 2016 was $654.9 million. At December 31, 2016, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.2% on our revolving credit facility
•	For borrowings less than one month, prime rate plus 0.3%
•	For borrowings greater than one month: LIBOR plus 1.3%

The weighted average rate of interest on the unsecured revolving credit facility was 2.14% per annum, which includes the 0.2% facility fee at December 31, 2016.

As of December 31, 2016, we had $1.0 billion outstanding under our term loan credit facility. The weighted average rate of interest on the unsecured term loan facility was 2.07% per annum.

As of December 31, 2016, we had $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes outstanding issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable on October 15, 2017 for the seven-year notes and October 15, 2020 for the 10-year notes. We have classified our $175.0 million private placement notes that mature in October 2017 as long-term debt due to our intent to settle this obligation by borrowing on our $1.2 billion senior credit facility due in 2019.

As of December 31, 2016, we had $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes outstanding issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable on December 12, 2019 and December 12, 2022, respectively.

As December 31, 2016, we had $200.0 million of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable on July 1, 2022 and July 1, 2023, respectively.

As December 31, 2016, we had $150.0 million of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2016, and principal is payable on October 1, 2021 and October 1, 2023, respectively.

As of December 31, 2016, we had $191.6 million in promissory notes outstanding issued in connection with acquisitions during 2008 through 2016, $99.4 million in foreign subsidiary bank debt outstanding, and $11.1 million in capital lease obligations.

Working Capital: At December 31, 2016, our working capital increased $56.3 million to $230.8 million compared to $174.5 million at December 31, 2015.

Current assets increased by $11.8 million, driven by a $20.4 million increase in accounts receivable, offset by an $11.4 million reduction in cash. Days sales outstanding ("DSO") was 64 days at December 31, 2016 and 2015.

2016 10-K Annual Report	Stericycle, Inc. • 40

PART II

Current liabilities decreased by $44.5 million in 2016, primarily related to an $88.6 million decrease in the current debt, offset by a $31.2 million increase in accrued liabilities.

Net Cash Provided or Used: Net cash provided by operating activities increased $156.9 million, or 40.2%, to $547.2 million during 2016 from $390.3 million in 2015. Cash provided by operations as a ratio to net income in 2016 and 2015 was 263% and 146%, respectively.

On January 1, 2016, the Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Consolidated Statements of Cash Flows for the period ended December 31, 2015 unchanged.

Net cash used in investing activities during 2016 was $195.6 million compared to $2.53 billion in 2015. We used $2.3 billion to acquire Shred-it in October 2015. Our capital expenditures increased by $21.4 million in 2016 and, as percentage of revenues, were at 3.8% in 2016 and 2015.

Net cash used in financing activities was $363.3 million during 2016 compared to $2.18 billion net cash provided by financing activities in 2015. In September 2015, we completed a registered public offering of Series A mandatory convertible preferred stock for total gross proceeds of $770.0 million, or $746.9 million net of $23.1 million for underwriting discounts, commissions and expenses. We used the net proceeds from this offering to fund a portion of the purchase price paid for our acquisition of Shred-it. In 2016, we repaid $178.4 million, net, of our senior credit facility and term loan facility. This compares to $1.25 billion of net proceeds from our new term loan and $500.0 million of net proceeds from our private placement notes, which were used to fund our 2015 acquisitions including Shred-it in October 2015. We had common and preferred share repurchases of $71.7 million in 2016 compared to $130.6 million in 2015. Dividends of $39.4 million were paid during 2016 to holders of our Series A Preferred Stock.

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments at December 31, 2016:

Payments due by period (dollars in thousands)
	Total	2017	2018-2019	2020-2021	2022 and After
Recorded Obligations:
Covenants not-to-compete agreements	$750	$—	$375	$375	$—
Expected environmental liabilities (1)	30,857	2,448	5,822	4,473	18,114
Total debt (2)	2,959,316	72,822	1,257,265	1,043,359	585,870
Unrecorded Obligations:	—
Interest on debt and capital leases (3)	304,724	83,981	137,023	63,087	20,633
Non-cancelable operating lease obligations (4)	458,087	116,473	174,802	103,429	63,383
Unconditional purchase obligations (5)	80,054	31,840	32,359	15,855	—
Total contractual cash obligations	$3,833,788	$307,564	$1,607,646	$1,230,578	$688,000
(1)

Environmental liabilities are presented above on an undiscounted basis and are associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated but the timing of such payments is not fixed and determinable.

(2)	These amounts represent the scheduled principal payments related to our long-term debt and capital leases, excluding interest.

2016 10-K Annual Report	Stericycle, Inc. • 41

PART II

(3)

Interest on our fixed-rate debt was calculated based on contractual rates. Interest on debt with floating interest rates requires the use of management judgment to estimate the future rates of interest.

(4)

Operating lease obligations include various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfill leasing arrangements. Operating lease obligations expire at various dates with the latest maturity in 2035.

(5)	Purchase obligations primarily represent noncancelable contractual obligations related to information technology products and services that we generally incur in the ordinary course of our business.

Payments for unrecognized tax benefits are excluded from contractual obligations. Based on the uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.

At December 31, 2016, we had $138.0 million of outstanding stand-by letters of credit.

We anticipate that our operating cash flows, together with borrowings under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $15.1 million on a pre-tax basis.

We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes. We do not hedge these items to manage the exposure.

We have exposure to foreign currency fluctuations. We have subsidiaries in twelve foreign countries whose functional currency is the local currency. Our international subsidiaries use local currency denominated lines of credit for their funding needs. We translate results of operations of our international operations using an average exchange rate. Changes in foreign currency exchange rates could unfavorably impact our consolidated results of operations.

2016 10-K Annual Report	Stericycle, Inc. • 42

PART II

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stericycle, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stericycle Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 14, 2017

2016 10-K Annual Report	Stericycle, Inc. • 43

PART II

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$44,189	$55,634
Short-term investments	62	69
Accounts receivable, less allowance for doubtful accounts of $49,645 in 2016 and $22,329 in 2015	634,902	614,494
Prepaid expenses	46,214	46,740
Assets held for sale	9,134	—
Other current assets	39,117	44,891
Total Current Assets	773,618	761,828
Property, plant and equipment, less accumulated depreciation of $495,215 in 2016 and $426,019 in 2015	723,894	665,602
Goodwill	3,591,020	3,758,177
Intangible assets, less accumulated amortization of $271,568 in 2016 and $151,025 in 2015	1,861,973	1,842,561
Other assets	29,556	36,995
Total Assets	$6,980,061	$7,065,163
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$72,822	$161,409
Accounts payable	152,881	149,202
Accrued liabilities	228,526	197,329
Deferred revenues	17,902	16,989
Liabilities held for sale	2,858	—
Other current liabilities	67,864	62,420
Total Current Liabilities	542,853	587,349
Long-term debt, net	2,877,315	3,040,352
Deferred income taxes	645,371	608,272
Other liabilities	98,136	81,352
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), mandatory convertible preferred stock, Series A, 726,500 issued and outstanding in 2016 and 770,000 issued and outstanding in 2015	7	8
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,152,700 issued and outstanding in 2016 and 84,852,584 issued and outstanding in 2015)	852	849
Additional paid-in capital	1,166,457	1,143,020
Accumulated other comprehensive loss	(367,643)	(282,631)
Retained earnings	2,006,064	1,868,645
Total Stericycle, Inc.’s Equity	2,805,737	2,729,891
Noncontrolling interests	10,649	17,947
Total Equity	2,816,386	2,747,838
Total Liabilities and Equity	$6,980,061	$7,065,163

The accompanying notes are an integral part of these consolidated financial statements.

2016 10-K Annual Report	Stericycle, Inc. • 44

PART II

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data
	Years Ended December 31,
	2016	2015	2014
Revenues	$3,562,342	$2,985,908	$2,555,601
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	1,971,842	1,658,081	1,404,712
Depreciation - cost of revenues	88,546	61,642	56,478
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	904,179	712,803	489,937
Depreciation – SG&A	34,700	20,272	15,446
Amortization	129,300	45,498	32,692
Total Costs and Expenses	3,128,567	2,498,296	1,999,265
Income from Operations	433,775	487,612	556,336
Other Income (Expense):
Interest income	78	224	120
Interest expense	(97,787)	(77,498)	(66,142)
Other (expense)/income, net	(7,921)	569	(2,746)
Total Other Expense	(105,630)	(76,705)	(68,768)
Income Before Income Taxes	328,145	410,907	487,568
Income tax expense	120,246	142,894	159,422
Net Income	207,899	268,013	328,146
Less: net income attributable to noncontrolling interests	1,540	967	1,690
Net Income Attributable to Stericycle, Inc.	206,359	267,046	326,456
Mandatory convertible preferred stock dividend	39,414	10,106	—
Gain on repurchase of preferred stock	(11,285)	—	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$178,230	$256,940	$326,456
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$2.10	$3.02	$3.84
Diluted	$2.08	$2.98	$3.79
Weighted Average Number of Common Shares Outstanding:
Basic	84,932,402	84,944,841	84,932,792
Diluted	85,610,219	86,162,609	86,233,612

The accompanying notes are an integral part of these consolidated financial statements.

2016 10-K Annual Report	Stericycle, Inc. • 45

PART II

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands
	Years Ended December 31,
	2016	2015	2014
Net Income	$207,899	$268,013	$328,146

Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	(86,575)	(140,648)	(82,871)
Amortization of cash flow hedge into income, net of tax expense ($687, $452 and $209 for the years ended December 31, 2016, 2015 and 2014, respectively)	1,070	716	339
Change in fair value of cash flow hedge, net of tax expense/ (benefit) ($90, ($2,623) and ($813) for the years ended December 31, 2016, 2015 and 2014, respectively)	258	(4,119)	(2,069)
Total Other Comprehensive Loss	(85,247)	(144,051)	(84,601)

Comprehensive Income	122,652	123,962	243,545
Less: comprehensive loss/(income) attributable to noncontrolling interests	1,305	1,128	(960)
Comprehensive Income Attributable to Stericycle, Inc. Common Shareholders	$121,347	$122,834	$244,505

The accompanying notes are an integral part of these consolidated financial statements.

2016 10-K Annual Report	Stericycle, Inc. • 46

PART II

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$207,899	$268,013	$328,146
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	20,455	21,750	17,773
Excess tax benefit of stock options exercised	—	(16,897)	(17,906)
Depreciation	123,246	81,914	71,924
Amortization	129,300	45,498	32,692
Deferred income taxes	7,078	(10,294)	16,550
Asset impairment charges	28,472	1,781	—
Other, net	975	5,686	8,932
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(43,136)	(55,890)	(34,116)
Accounts payable	4,624	26,366	(5,712)
Accrued liabilities	28,527	26,060	21,279
Deferred revenues	1,383	(4,615)	1,017
Other assets and liabilities	38,426	956	7,921
Net cash provided by operating activities	547,249	390,328	448,500
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(63,917)	(2,419,437)	(374,321)
Proceeds from/ (purchases of) investments	7	294	(1,957)
Proceeds from insurance settlement	2,358	-	-
Proceeds from sale of business	790	-	-
Proceeds from sale of property and equipment	1,316	-	-
Capital expenditures	(136,160)	(114,761)	(86,496)
Net cash used in investing activities	(195,606)	(2,533,904)	(462,774)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(89,215)	(93,172)	(101,231)
Proceeds from foreign bank debt	76,237	53,747	205,086
Repayments of foreign bank debt	(84,114)	(87,308)	(193,284)
Proceeds from term loan	—	1,550,000	—
Repayment of term loan	(250,000)	(300,000)	—
Proceeds from private placement of long-term note	—	600,000	—
Repayments of private placement of long-term note	—	(100,000)	—
Proceeds from senior credit facility	1,464,902	1,907,402	1,413,026
Repayments of senior credit facility	(1,393,323)	(2,004,385)	(1,216,031)
Payments of capital lease obligations	(5,313)	(3,865)	(5,826)
Payments of deferred financing costs	(605)	(9,903)	(2,280)
Payment for hedge	—	(8,833)	—
Payments for repurchase of common stock	(40,814)	(130,576)	(194,066)
Payments for repurchase of mandatory convertible preferred stock	(30,910)	—	—
Proceeds from issuance of mandatory convertible preferred stock	—	746,900	—
Proceeds from issuance of common stock	37,504	60,124	51,852
Dividends paid on mandatory convertible preferred stock	(39,414)	(10,106)	—
Excess tax benefit of stock options exercised	—	16,897	17,906
Payments to noncontrolling interests	(8,190)	(5,714)	(5,201)
Net cash (used in)/ provided by financing activities	(363,255)	2,181,208	(30,049)
Effect of exchange rate changes on cash and cash equivalents	167	(4,234)	(608)
Net (decrease)/ increase in cash and cash equivalents	(11,445)	33,398	(44,931)
Cash and cash equivalents at beginning of period	55,634	22,236	67,167
Cash and cash equivalents at end of period	$44,189	$55,634	$22,236

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$44,230	$80,189	$145,938

The accompanying notes are an integral part of these consolidated financial statements.

2016 10-K Annual Report	Stericycle, Inc. • 47

PART II

STERICYCLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	—	$—	85,500	855	195,110	1,610,964	(56,468)	17,077	1,767,538
Net income						326,456		1,690	328,146
Currency translation adjustment							(80,221)	(2,650)	(82,871)
Change in qualifying cash flow hedge, net of tax							(1,730)		(1,730)
Issuance of common stock for exercise of options and employee stock purchases			1,061	11	58,551				58,562
Purchase and cancellation of treasury stock			(1,677)	(17)		(194,049)			(194,066)
Stock compensation expense					17,773				17,773
Excess tax benefit of stock options exercised					17,906				17,906
Noncontrolling interests attributable to acquisitions								6,781	6,781
Reduction to noncontrolling interests due to additional ownership					(129)			(725)	(854)
Balance at December 31, 2014	—	—	84,884	849	289,211	1,743,371	(138,419)	22,173	1,917,185
Net income						267,046		967	268,013
Currency translation adjustment							(140,809)	161	(140,648)
Change in qualifying cash flow hedge, net of tax							(3,403)		(3,403)
Issuance of common stock for exercise of options and employee stock purchases			973	10	68,630				68,640
Issuance of mandatory convertible preferred stock	770	8			746,892				746,900
Purchase and cancellation of treasury stock			(1,004)	(10)		(131,666)			(131,676)
Preferred stock dividend						(10,106)			(10,106)
Stock compensation expense					21,750				21,750
Excess tax benefit of stock options exercised					16,897				16,897
Reduction to noncontrolling interests due to additional ownership					(360)			(5,354)	(5,714)
Balance at December 31, 2015	770	8	84,853	849	1,143,020	1,868,645	(282,631)	17,947	2,747,838
Net income						206,359		1,540	207,899
Currency translation adjustment							(86,340)	(235)	(86,575)
Change in qualifying cash flow hedge, net of tax							1,328		1,328
Issuance of common stock for exercise of options and employee stock purchases			661	6	44,763				44,769
Purchase and cancellation of treasury stock			(361)	(3)		(40,811)			(40,814)
Purchase and cancellation of convertible preferred stock	(44)	(1)			(42,194)	11,285			(30,910)
Preferred stock dividend						(39,414)			(39,414)
Stock compensation expense					20,455				20,455
Reduction to noncontrolling interests due to additional ownership					413			(8,603)	(8,190)
Balance at December 31, 2016	726	$7	85,153	$852	$1,166,457	$2,006,064	$(367,643)	$10,649	$2,816,386

The accompanying notes are an integral part of these consolidated financial statements.

2016 10-K Annual Report	Stericycle, Inc. • 48

PART II

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Stericycle, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as “Noncontrolling interests."

Revenue Recognition: Revenues for our regulated medical waste management services, other than our compliances services, and secure information destruction services are recognized at the time of waste collection. Our compliance service revenues are recognized evenly over the contractual service period. Payments received in advance are deferred and recognized as services are provided. Revenues from hazardous waste services are recorded at the time waste is received at our processing facility or delivered to a third party. Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed. Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. Charges related to sales taxes and international value added tax ("VAT") and other similar pass through taxes are not included as revenue.

Goodwill and Other Identifiable Intangible Assets: We have historically evaluated goodwill for impairment annually as of June 30, or when an indicator of impairment exists. During 2016, we changed the date of our annual goodwill impairment assessment for our reporting units to October 1st. This voluntary change in the annual goodwill testing date is a change in accounting principle, which we believe is preferable as it better aligns the timing of the assessment with the timing of the Company’s annual strategic planning and forecasting process. This change in assessment date was applied prospectively and did not delay, accelerate or avoid a potential impairment charge. We evaluated for retrospective application to be impractical as it would require significant estimates and assumptions with the use of hindsight.

The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its

2016 10-K Annual Report	Stericycle, Inc. • 49

PART II

carrying amount, then the two-step goodwill impairment test is not required to be performed. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company performs the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets, including identifiable intangible assets, as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We have historically tested our indefinite lived intangible assets for impairment annually at December 31, or more frequently, if circumstances indicate that they may be impaired. During 2016, we changed the date of our annual indefinite-lived intangible asset impairment assessment to October 1st. This voluntary change in the testing date is a change in accounting principle, which we believe is preferable as it better aligns the timing of the assessment with the timing of the Company’s annual strategic planning and forecasting process and it aligns the testing of all indefinite-lived impairment testing to be as of a consistent date. This change in assessment date was applied prospectively and did not delay, accelerate or avoid a potential impairment charge. We evaluated for retrospective application to be impractical as it would require significant estimates and assumptions with the use of hindsight.

Impairment of Long-Lived Assets: Long-lived assets, such as property, plant and equipment and intangible assets which are amortized, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group to be held and used be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Long-lived assets or disposal groups classified as held for sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. Long-lived assets are not depreciated or amortized while classified as held for sale.

Income Taxes: We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested, and therefore no deferred taxes are recorded on our outside basis differences. Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.

2016 10-K Annual Report	Stericycle, Inc. • 50

PART II

Accounts Receivable: Accounts receivable consist of amounts due to us from our normal business activities. Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes. We do not require collateral as part of our standard trade credit policy. Accounts receivable balances are determined to be past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. No single customer accounts for more than approximately 1.4% of our accounts receivable. During the years ended December 31, 2016, 2015 and 2014, bad debt expense was $41.8 million, $13.7 million and $9.9 million, respectively.

Stock-Based Compensation: We measure stock-based compensation cost at fair value. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest. We present stock-based compensation expense within the Consolidated Statements of Income based on the classification of the respective employees' cash compensation.

Cash Equivalents and Short-Term Investments: We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit which mature in less than one year.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation and amortization, which includes the depreciation of assets recorded under capital leases, is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	5 to 50 years
Machinery and equipment	2 to 30 years
Containers	2 to 20 years
Vehicles	2 to 7 years
Office equipment and furniture	2 to 20 years
Software	2 to 7 years

Our containers have a weighted average remaining useful life of 12.2 years.

Lease and Asset Retirement Obligations: The Company classifies leases at their inception as either operating or capital leases and may receive renewal or expansion options, rent holidays, and leasehold improvement or other incentives on certain lease agreements. The Company recognizes operating lease costs on a straight-line basis, taking into account adjustments for free or escalating rental payments and deferred payment terms. Additionally, lease incentives are accounted for as a reduction of lease costs over the lease term. Rent expense associated with operating lease obligations that relate to the delivery of our services is presented in Cost of revenues (“COR”) and the remaining is classified within Selling, general and administrative expenses (“SG&A”) on the Consolidated Statements of Income. Minimum lease payments made under capital leases are apportioned between interest expense and a reduction of the related capital lease obligations, which are classified within Accrued liabilities and Current portion of long-term debt on the Consolidated Balance Sheets.

The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease term, and the recorded liabilities are accreted to the future value of the estimated retirement costs. The related amortization and accretion expenses are presented within COR if the leased asset is used in the delivery of our services and the remaining expenses are presented within SG&A on the Consolidated Statements of Income.

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

2016 10-K Annual Report	Stericycle, Inc. • 51

PART II

based upon the claim reserves established by the third-party administrator at the end of each reporting period includes an estimate for claims incurred but not yet reported. Our employee health insurance benefit liability is based on our historical claims experience.

Financial Instruments: Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, derivatives, and long-term debt. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. No single customer represents greater than approximately 1.4% of total accounts receivable. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where we make estimates include our allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, and intangible asset valuations. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Foreign Currency: Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity’s functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other (expense)/income, net on the Consolidated Statements of Income.

Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

New Accounting Standards:

Adoption of New Accounting Standards

Going Concern

The Company adopted the guidance in Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, as of December 31, 2016. This ASU requires management to assess a company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Based on the results of the Company’s analysis, no additional disclosures were required.

Compensation - Stock Compensation

On January 1, 2016, the Company adopted the guidance in Accounting Standards Update (ASU) No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been evaluated and determined to be insignificant and resulted in no cumulative-effect change to the Company’s retained earnings. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net.

2016 10-K Annual Report	Stericycle, Inc. • 52

PART II

Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2016. The impact of applying that guidance was $6.0 million to the Company’s Consolidated Statements of Income for the year ended December 31, 2016. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Consolidated Statements of Cash Flows for the period ended December 31, 2015 and 2014 unchanged. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

Interest-Imputation of Interest

The Company adopted the guidance in ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance for recognition and measurement for debt issuance costs are not affected by the accounting standard update. The revised standard only affects presentation and therefore did not have an impact on the Company’s results of operations. The adoption resulted in a reclassification that reduced other assets and long-term debt by $12.3 million on the Consolidated Balance Sheet at December 31, 2015.

Accounting Standards Issued But Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single and comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The Company currently anticipates adopting this ASU using the modified retrospective method. While the Company continues to evaluate the impacts of this ASU on our consolidated financial statements, the Company currently expects that incremental contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with multi-year service contracts, would be capitalized and amortized over the economic life of the contract. Under the current guidance, the Company expenses such costs when incurred. Accordingly, the amount of contract consideration allocated to the performance obligations under some contracts would be different under the new standard than the amount allocated under the current standard. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and to adjust the Company’s assessment and implementation plans accordingly.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This guidance will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12

2016 10-K Annual Report	Stericycle, Inc. • 53

PART II

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

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. ASU 2016-15 is effective for us beginning January 1, 2018. The adoption of this guidance is not expected to have a significant impact on our financial statements, as our treatment of the relevant affected items within the Consolidated Statement of Cash Flows is consistent with the requirements of this guidance.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This guidance requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not expect the adoption to have a material impact on our financial statements.

NOTE 3 – ACQUISITIONS, DIVESTITURES, AND ASSETS HELD FOR SALE

Acquisitions

Domestically, we acquired selected assets and liabilities of fifteen secure information destruction businesses, selected assets and liabilities of three regulated waste businesses, one communication services business, and 100% of the stock of two regulated waste businesses.

Internationally, we acquired selected assets and liabilities of regulated waste businesses: one in the Republic of Korea, two in Spain, two in Romania, and one in the United Kingdom. We also acquired selected assets and liabilities of three secure information destruction businesses in Australia, and 100% of the stock of another in Spain.

The acquisitions were all considered to be business combinations under the guidance.

2016 10-K Annual Report	Stericycle, Inc. • 54

PART II

The following table summarizes the locations of our acquisitions for the years ended December 31, 2016, 2015 and 2014:

Acquisition Locations	2016	2015	2014
United States	21	19	17
Argentina	—	—	2
Australia	3	—	0
Brazil	—	2	3
Canada	—	2	2
Chile	—	—	3
Ireland	—	1	—
Japan	—	—	2
Mexico	—	3	—
Netherlands	—	2	—
Portugal	—	—	5
Republic of Korea	1	6	1
Romania	2	4	3
Spain	3	4	3
United Kingdom	1	—	3
Total	31	43	44

The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the years ended December 31, 2016, 2015 and 2014:

In thousands
	2016	2015	2014
Cash	$55,388	$2,420,764	$373,820
Promissory notes	40,938	64,124	125,245
Deferred consideration	4,094	3,172	3,889
Contingent consideration	988	10,070	17,174
Total purchase price	$101,408	$2,498,130	$520,128

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the year ended December 31, 2016, we recognized an increase in goodwill of $52.8 million related to current year acquisitions, excluding the effect of foreign currency translation. Approximately $40.3 million of the goodwill recognized during the year ended December 31, 2016 will be deductible for income taxes.

During the year ended December 31, 2016, we recognized an increase in intangible assets from current year acquisitions of $35.6 million, excluding the effect of foreign currency translation. We recognized $34.6 million for the estimated fair value of acquired customer relationships with amortizable lives of 10 to 40 years and $1.0 million for covenant not-to-compete agreements with amortizable lives of 5 years.

The fair value of consideration transferred in a business combination is allocated to the tangible and intangible assets assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the opening balance sheet. The following table summarizes the preliminary purchase price allocation for current period acquisitions during the year ended December 31, 2016:

2016 10-K Annual Report	Stericycle, Inc. • 55

PART II

In thousands
	2016	2015	2014
Fixed assets	$13,079	$196,164	$96,868
Intangibles	35,564	1,016,774	249,414
Goodwill	52,769	1,450,950	258,017
Accounts receivable	3,155	135,758	65,509
Net other assets/ (liabilities)	171	18,843	(11,359)
Current liabilities	(933)	(90,133)	(64,396)
Debt	(188)	(4,955)	(22,423)
Environmental remediation liabilities	—	—	(32,383)
Net deferred tax liabilities	(2,209)	(225,271)	(12,338)
Noncontrolling interest	—	—	(6,781)
Total purchase price allocation	$101,408	$2,498,130	$520,128

During the years ended December 31, 2016, 2015 and 2014, the Company incurred $9.6 million, $39.1 million, and $13.3 million, respectively, of acquisition related expenses. These expenses are included within SG&A on the Consolidated Statements of Income. The results of operations of these acquired businesses have been included on the Consolidated Statements of Income from the date of the acquisition. Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.

On October 1, 2015, we acquired Shred-it International ULC, an Alberta unlimited liability corporation ("SII"), Shredit JV LP, an Ontario limited partnership ("Shredit JV"), Boost GP Corp., an Ontario corporation ("Boost GP"), and Boost Holdings LP, an Ontario limited partnership (together with SII, Shred-it JV and Boost GP, "Shred-it"). Shred-it is the global leader in secure information destruction, a highly complementary service to our regulated waste and compliance services and provides operational synergies stemming from our core competencies in route logistics and lean management systems. The aggregate purchase price was $2.3 billion in cash.

The following table summarizes the adjustments to the consideration transferred for prior year acquisitions and primarily includes $9.5 million of additional cash consideration paid in March 2016 as part of the final working capital adjustments for the 2015 Shred-it acquisition:

In thousands
Cash	$8,529
Promissory notes	(1,790)
Total purchase price	$6,739

During 2016, we recorded various adjustments to our provisional amounts related to the Shred-it and other prior year acquisitions. The following table summarizes these adjustments by major assets acquired and liabilities assumed:

In thousands
	Shred-it Acquisition	Other Prior Year Acquisitions	Total
Fixed assets	$45,423	$7,215	$52,638
Intangibles	153,056	15,923	168,979
Goodwill	(152,833)	(8,356)	(161,189)
Accounts receivable	(3,585)	(2,898)	(6,483)
Net other assets/ (liabilities)	(65)	(756)	(821)
Current liabilities	(13,348)	(2,177)	(15,525)
Net deferred tax liabilities	(19,006)	(11,854)	(30,860)
Total purchase price allocation	$9,642	$(2,903)	$6,739

2016 10-K Annual Report	Stericycle, Inc. • 56

PART II

The following table summarizes the completed purchase price allocation by major asset acquired and liabilities assumed for the acquisition of Shred-it:

In thousands
Shred-it Acquisition
Fixed assets	$219,673
Intangibles	1,108,056
Goodwill	1,180,213
Accounts receivable	113,956
Net other assets/ (liabilities)	16,673
Current liabilities	(85,526)
Net deferred tax liabilities	(239,511)
Total purchase price allocation	$2,313,534

As of December 31, 2016, purchase accounting has been completed for all of our 2015 acquisitions.

Divestitures

In Q4 2016, we sold certain assets in the United Kingdom for $0.8 million resulting in a pretax loss of $1.6 million ($1.3 million, net of tax) which is included in SG&A on the Consolidated Statements of Income.

Assets and Liabilities Held for Sale

As of December 31, 2016, certain of our international operations met the criteria to be classified as held for sale. We recorded a $25.5 million impairment charge in SG&A on the Consolidated Statements of Income to adjust the carrying value of the asset groups to their fair value less estimated costs to sell. The assets and liabilities of the disposal groups are presented in assets held for sale and liabilities held for sale on the consolidated balance sheet.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheet at December 31, 2016:

In thousands
Accounts receivable	$2,556
Inventory	223
Prepaid expenses	271
Fixed assets	4,915
Goodwill	80
Intangibles	753
Other assets	336
Assets held for sale	$9,134

Current portion of l-t debt	$998
Account payable	928
Accrued liabilities	605
Other current liabilities	1
Deferred income taxes	326
Liabilities held for sale	$2,858

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

2016 10-K Annual Report	Stericycle, Inc. • 57

PART II

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of our creditworthiness and non-performance risk has been considered in the fair value measurements noted below. There were no movements of items between fair value hierarchies.

The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the Consolidated Balance Sheets:

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$62	$62	$—	$—
Derivative financial instruments	816	—	816	—
Total assets	$878	$62	$816	$—
Liabilities:
Contingent consideration	$24,119	$—	$—	$24,119
Total liabilities	$24,119	$—	$—	$24,119

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$69	$69	$—	$—
Derivative financial instruments	1,207	—	1,207	—
Total assets	$1,276	$69	$1,207	$—
Liabilities:
Contingent consideration	$25,390	$—	$—	$25,390
Total liabilities	$25,390	$—	$—	$25,390

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

2016 10-K Annual Report	Stericycle, Inc. • 58

PART II

We recorded a $0.8 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as other assets at December 31, 2016. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $24.1 million as of December 31, 2016, of which $8.1 million was classified as current liabilities. Contingent consideration liabilities were $25.4 million at December 31, 2015, of which $9.1 million was classified as current liabilities. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues or earnings related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $25.4 million at December 31, 2016. Contingent consideration liabilities are reassessed each reporting period and are reflected on the Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration at January 1, 2016	$25,390
Increases due to acquisitions	988
Decrease due to payments	(3,057)
Changes due to foreign currency fluctuations	2,849
Changes in fair value reflected in selling, general, and administrative expenses	(2,051)
Contingent consideration at December 31, 2016	$24,119

Fair Value of Debt: At December 31, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.97 billion compared to a carrying amount of $2.96 billion. At December 31, 2015, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $3.22 billion compared to a carrying amount of $3.21 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

NOTE 5 – INCOME TAXES

The U.S. and International components of income before income taxes consisted of the following for the years ended December 31, 2016, 2015 and 2014:

In thousands
	2016	2015	2014
United States	$381,100	$378,815	$441,029
Foreign	(52,955)	32,092	46,539
Total income before income taxes	$328,145	$410,907	$487,568

2016 10-K Annual Report	Stericycle, Inc. • 59

PART II

Significant components of our income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows:

In thousands
	2016	2015	2014
Current
United States - federal	$102,050	$105,941	$118,217
United States - state and local	11,615	15,544	13,023
Foreign	10,601	16,512	14,930
	124,266	137,997	146,170
Deferred
United States - federal	19,052	23,762	29,730
United States - state and local	(2,466)	2,504	948
Foreign	(20,606)	(21,369)	(15,339)
Foreign - changes in statutory rates	—	—	(2,087)
	(4,020)	4,897	13,252
Total provision	$120,246	$142,894	$159,422

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	1.6%	3.1%	1.9%
Foreign tax rates	2.1%	(0.4)%	(0.5)%
Change in deferred tax assets from an increase in tax basis of foreign assets	—	(2.2)%	(1.8)%
Other	(2.1)%	(0.7)%	(1.9)%
Effective tax rate	36.6%	34.8%	32.7%

Cash payments for income taxes were $111.5 million, $125.1 million, and $128.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Our deferred tax liabilities and assets at December 31, 2016 and 2015 were as follows:

In thousands
	2016	2015
Deferred tax liabilities:
Property, plant and equipment	$(78,478)	$(44,914)
Goodwill and intangibles	(690,387)	(719,789)
Other	(7,906)	(5,747)
Total deferred tax liabilities	(776,771)	(770,450)
Deferred tax assets:
Accrued liabilities	93,706	69,895
Stock based compensation	17,861	74,794
Net operating tax loss carry-forwards	38,254	37,976
Less: valuation allowance	(15,392)	(17,585)
Total deferred tax assets	134,429	165,080
Net deferred tax liabilities	$(642,342)	$(605,370)

At December 31, 2016, net operating loss carry-forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry-forwards related to our acquisitions. The net operating loss carry-forwards from foreign and domestic acquisitions are approximately $121.7 million and certain of these net operating loss carry-forwards begin to expire in 2017. The tax benefit of these net operating losses is approximately $38.2 million at December 31, 2016, on which a valuation allowance of $15.4 million was recorded offsetting such tax benefit.

2016 10-K Annual Report	Stericycle, Inc. • 60

PART II

Undistributed earnings of foreign subsidiaries are considered permanently reinvested, and therefore no deferred taxes are recorded thereon. The cumulative amounts of such earnings are approximately $542.2 million at December 31, 2016, and it is not practicable to estimate the amount of tax that may be payable upon distribution assuming repatriation.

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

The Company has recorded accruals to cover certain unrecognized tax positions. Such unrecognized tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the accrual for unrecognized tax positions as deemed necessary. The estimated amount of the liability associated with the Company’s unrecognized tax positions that may significantly increase or decrease within the next twelve months cannot be reasonably estimated.

The total amount of unrecognized tax positions at December 31, 2016 is $26.7 million. Acquisition activity has contributed to this amount. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is approximately $21.4 million. We recognized interest and penalties accrued related to income tax reserves in the amount of $1.3 million and $0.7 million, for the years ended December 31, 2016 and 2015, respectively, as a component of income tax expense.

The following table summarizes the changes in unrecognized tax positions during the years ended December 31, 2016 and 2015:

In thousands
Unrecognized tax positions, January 1, 2015	$15,095
Gross increases - tax positions in prior periods	7,239
Gross decreases - tax positions in prior periods	(793)
Gross increases - current period tax positions	5,976
Settlement	(200)
Lapse of statute of limitations	(2,375)
Unrecognized tax positions, December 31, 2015	$24,942
Gross increases - tax positions in prior periods	809
Gross increases - current period tax positions	2,876
Settlement	(218)
Lapse of statute of limitations	(1,751)
Unrecognized tax positions, December 31, 2016	$26,658

The table above includes amounts that relate to acquired uncertain tax positions. The securities purchase agreement provides that the seller is liable for and has indemnified Stericycle against all income tax liabilities for periods prior to the acquisition. Stericycle will be responsible for unrecognized tax benefits and related interest and penalties for periods after the acquisition.

NOTE 6 – STOCK BASED COMPENSATION

At December 31, 2016, we had the following incentive stock plans:

•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;
•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;
•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;
•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;

2016 10-K Annual Report	Stericycle, Inc. • 61

PART II

•	the 2000 Non-statutory Stock Option Plan, which expired in February 2010;
•	the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001.

At December 31, 2016, we have reserved a total of 8,054,670 shares for issuance under these plans.

In terms of the stock options authorized, the 2014 Plan, 2011 Plan, 2008 Plan, and the 2005 Plan provide for the grant of non-statutory stock options ("NSOs"), incentive stock options ("ISOs"), and Restricted Stock Units (“RSUs”) intended to qualify under section 422 of the Internal Revenue Code; and the 2000 Plan provides for the grant of NSOs.

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

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan ("ESPP"), which our stock holders approved in May 2001, and was made effective as of July 1, 2001. The ESPP authorizes 1,000,000 shares of our common stock, which substantially most employees may purchase through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period. During 2016, 2015 and 2014, 89,100 shares, 68,039 shares, and 60,189 shares respectively, were issued through the ESPP. At December 31, 2016, we had 202,364 shares available for issuance under the ESPP plan.

Stock Based Compensation Expense:

During 2016, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding.

The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, and the ESPP included on the Consolidated Statements of Income:

In thousands
	Years Ended December 31,
	2016	2015	2014
Cost of revenues - stock option plan	$63	$92	$52
Selling, general and administrative - stock option plan	17,344	18,541	15,214
Selling, general and administrative - RSUs	896	1,484	1,267
Selling, general and administrative - ESPP	2,152	1,633	1,240
Total pre-tax expense	$20,455	$21,750	$17,773

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.

2016 10-K Annual Report	Stericycle, Inc. • 62

PART II

Stock option activity for the year ended December 31, 2016, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	5,334,803	$92.02
Granted	1,100,492	110.26
Exercised	(573,799)	65.71
Forfeited	(339,889)	115.07
Canceled or expired	(52,875)	104.98
Outstanding at December 31, 2016	5,468,732	$96.90
Exercisable at December 31, 2016	2,999,940	$83.60

At December 31, 2016, there was $38.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.88 years.

The following table sets forth the intrinsic value of options exercised for the years ended December 31:

In thousands
	2016	2015	2014
Total exercise intrinsic value of options exercised	$25,974	$62,625	$65,884

The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The following table sets forth the information related to outstanding and exercisable options for the years ended December 31:

	2016	2015	2014
Weighted average remaining contractual life of outstanding options (in years)	5.25	5.70	6.10
Total aggregate intrinsic value of outstanding options (in thousands)	$25,100	$162,400	$269,900
Weighted average remaining contractual life of exercisable options (in years)	4.40	4.70	5.10
Total aggregate intrinsic value of exercisable options (in thousands)	$25,100	$130,600	$178,300

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last day of trading for the year ended December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders assuming all option holders had exercised their options on December 31, 2016.

Options outstanding and exercisable at December 31, 2016 by price range are presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Outstanding Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$38.57 - $51.55	688,413	2.54	$49.22	688,413	$49.22
$52.05 - $85.00	790,945	3.37	74.35	776,730	74.21
$85.02 - $87.04	547,178	5.04	86.25	406,676	86.26
$87.26 - $95.74	112,302	4.98	90.15	98,496	89.79
$95.87 - $95.87	651,362	6.07	95.87	357,219	95.87
$96.11 - $110.14	96,758	7.57	101.37	20,460	101.12
$111.12 - $111.12	847,751	7.10	111.12	325	111.12
$111.20 - $115.54	135,502	6.48	112.19	99,661	112.25
$115.69 - $115.69	660,918	5.12	115.69	268,217	115.69
$115.82 - $141.56	937,603	6.42	129.90	283,743	129.58
$38.57 - $141.56	5,468,732	5.25	$96.90	2,999,940	$83.60

2016 10-K Annual Report	Stericycle, Inc. • 63

PART II

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes model option pricing model was as follows:

	Years Ended December 31,
	2016	2015	2014
Stock options granted (shares)	1,100,492	1,056,490	981,583
Weighted average fair value at grant date	$20.16	$22.90	$21.31
Assumptions:
Expected term (in years)	4.77	4.79	4.76
Expected volatility	18.28%	16.71%	17.23%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.21%	1.47%	1.53%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. RSUs vest at the end of three or five years. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio.

The following table sets forth the information related to RSUs for the years ended December 31:

	2016	2015	2014
Total aggregate intrinsic value of outstanding units (in thousands)	$8,847	$8,441	$8,337
Per share fair value of units granted	106.01	114.27	115.67

A summary of the status of our non-vested RSUs and changes during the year ended December 31, 2016, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	71,451	$101.29
Granted	78,237	106.01
Forfeited	(34,850)	102.25
Non-vested at December 31, 2016	114,838	104.22

At December 31, 2016, there was $7.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.86 years. There were no units that vested during the years ended December 31, 2016 and 2015. The fair value of units that vested during the year ended December 31, 2014 was $2.0 million.

NOTE 7 – PREFERRED STOCK

At December 31, 2016, we had 1,000,000 authorized shares of preferred stock and 726,500 shares issued and outstanding of mandatory convertible preferred stock. At December 31 2015, we had 1,000,000 authorized shares of preferred stock and 770,000 shares issued and outstanding.

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

2016 10-K Annual Report	Stericycle, Inc. • 64

PART II

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

We declared and paid dividends of $39.4 million to the preferred stock shareholders during 2016.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the year ended December 31, 2016:

	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
Three months ended June 30, 2016	65,000	$5,025	$77.31
Three months ended September 30, 2016	265,000	19,238	72.60
Three months ended December 31, 2016	105,000	6,647	63.30
Total	435,000	$30,910	$71.06

Repurchases of our mandatory convertible preferred stock resulted in a $11.3 million increase to Retained earnings, because we redeemed the preferred stock at a discount. The 435,000 depository shares are equivalent to 43,500 units of preferred stock.

NOTE 8 – EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding restricted stock awards and stock options. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use the "if-converted method." Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back as an adjustment to the numerator. The mandatory convertible preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting common shares are included in the denominator. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The numerator is also adjusted for any premium or discount arising from redemption of the preferred stock.

2016 10-K Annual Report	Stericycle, Inc. • 65

PART II

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to Stericycle, Inc.	$206,359	$267,046	$326,456
Mandatory convertible preferred stock dividend	39,414	10,106	—
Gain on repurchase of preferred stock	(11,285)	—	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	178,230	256,940	326,456
Denominator:
Denominator for basic earnings per share - weighted average shares	84,932,402	84,944,841	84,932,792
Effect of diluted securities:
Employee stock options	677,817	1,217,768	1,300,820
Mandatory convertible preferred stock (1)	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares and after assumed exercises	85,610,219	86,162,609	86,233,612
Earnings per share – Basic	$2.10	$3.02	$3.84
Earnings per share – Diluted	$2.08	$2.98	$3.79
(1)

In 2016, the weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 5,528,257 shares were excluded from the computation of diluted earnings per share as such conversion would have been anti-dilutive.

In 2016, 2015 and 2014, options to purchase 3,411,370 shares, 818,093 shares, and 830,755 shares, respectively, at exercise prices of $83.49-$141.56, $117.09-$141.56, and $105.12-$132.95 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In 2016, 48,042 RSUs were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the changes in the components of accumulated other comprehensive income for 2016, 2015 and 2014:

In thousands
	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income/ (Loss)
Beginning balance at January 1, 2014	$(55,010)	$(1,458)	$(56,468)
Period change	(80,221)	(1,730)	(81,951)
Ending balance at December 31, 2014	$(135,231)	$(3,188)	$(138,419)
Period change	(140,809)	(3,403)	(144,212)
Ending balance at December 31, 2015	$(276,040)	$(6,591)	$(282,631)
Period change	(86,340)	1,328	(85,012)
Ending balance at December 31, 2016	$(362,380)	$(5,263)	$(367,643)

During the years ended December 31, 2016, 2015 and 2014, the net tax impact of the unrealized gains/ (losses) on cash flow hedges in accumulated other comprehensive income was $(0.8) million, $2.2 million, and $0.6 million, respectively. Translation adjustments are not tax-effected as the Company’s net investment in foreign subsidiaries and all related foreign earnings are deemed permanently invested.

2016 10-K Annual Report	Stericycle, Inc. • 66

PART II

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015 consisted of the following:

In thousands
	2016	2015
Land and improvements	$66,335	$65,621
Building and improvements	197,608	166,874
Machinery and equipment	314,288	314,252
Vehicles	173,169	136,379
Containers	226,733	190,454
Office equipment and furniture	146,780	117,632
Software	38,886	46,979
Construction in progress	55,310	53,430
Total property, plant & equipment	1,219,109	1,091,621
Less: accumulated depreciation	(495,215)	(426,019)
Property, plant and equipment, net	$723,894	$665,602

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

As discussed in Note 15 – Segment Reporting, we changed the composition of our operating segments. Due to these changes, part of our Domestic Regulated Waste and Compliance Services operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic Communication and Related Services (“Domestic CRS”) in Q2 2016 and the Domestic Regulated Waste and Compliance Solutions operating segment (“Domestic RCS") will now become Domestic and Canada Regulated Waste and Compliance services. The operations in Canada had previously been reported as part of the International RCS operating segment.

In Q4, we determined that our former International RCS reporting unit should be disaggregated into three new reporting units for goodwill impairment testing purposes which is one level below the operating segment (referred to as a “component”). In addition, the four components of the Domestic and Canada RCS operating segment will now be the reporting units. This was primarily a result of some of the business and economic challenges we have recently faced in M&I and internationally. As a result of the changes, goodwill from the former International RCS reporting unit was reallocated to the four new reporting units including Canada based on their relative fair values. We completed a similar reallocation of goodwill for the new Domestic and Canada RCS reporting units.

Due to the establishment of the new reporting units in Q4 2016 and the change in our annual goodwill impairment testing date discussed in Note 2 – Summary of Significant Accounting Policies, we performed a goodwill impairment evaluation for all reporting units as of October 1, 2016. There was no impairment of goodwill because the fair value of those reporting units exceeded their carrying values. We also tested the former reporting units for goodwill impairment immediately prior to the establishment of the new reporting units and there was no impairment of goodwill.

2016 10-K Annual Report	Stericycle, Inc. • 67

PART II

The changes in the carrying amount of goodwill since January 1, 2015, by reportable segment and for the “Other” category, were as follows:

In thousands
	Domestic and Canada RCS	International RCS	Other	Total
Balance at January 1, 2015 (1)	$1,638,529	$521,338	$258,965	$2,418,832
Goodwill acquired during year	1,231,219	192,737	26,994	1,450,950
Purchase accounting adjustments	(8,072)	(17,221)	(2,984)	(28,277)
Other changes	—	(440)	—	(440)
Changes due to foreign currency fluctuations	(18,965)	(63,923)	—	(82,888)
Balance at December 31, 2015	2,842,711	632,491	282,975	3,758,177
Goodwill acquired during year	41,517	8,381	2,871	52,769
Purchase accounting adjustments	(77,247)	(78,894)	(5,048)	(161,189)
Goodwill write-offs related to disposition and assets held for sale	—	(7,486)	—	(7,486)
Changes due to foreign currency fluctuations	4,820	(56,071)	—	(51,251)
Balance at December 31, 2016	$2,811,801	$498,421	$280,798	$3,591,020
(1)

The January 1, 2015 balances have been recast to reflect the new organizational structure. Domestic and Canada RCS goodwill from the International RCS and Other includes resulting from the changes described.

Other Intangible Assets:

At December 31, 2016 and 2015, the values of other intangible assets were as follows:

In thousands
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,553,398	$261,306	$1,292,092	$1,304,388	$144,020	$1,160,368
Covenants not-to-compete	9,491	6,371	3,120	6,878	5,141	1,737
Tradenames	5,708	1,365	4,343	3,819	948	2,871
Other	19,076	2,526	16,550	18,902	916	17,986
Indefinite lived intangibles:
Operating permits	229,396	—	229,396	233,101	—	233,101
Tradenames	316,472	—	316,472	426,498	—	426,498
Total	$2,133,541	$271,568	$1,861,973	$1,993,586	$151,025	$1,842,561

2016 10-K Annual Report	Stericycle, Inc. • 68

PART II

The changes in the carrying amount of intangible assets since January 1, 2015 were as follows:

In thousands
Total
Balance as of January 1, 2015	$909,645
Intangible assets acquired during the year	1,016,775
Valuation adjustments for prior year acquisitions	35,241
Impairments during the year	(4,177)
Amortization during the year	(45,498)
Changes due to foreign currency fluctuations	(69,425)
Balance as of December 31, 2015	1,842,561
Intangible assets acquired during the year	35,564
Valuation adjustments for prior year acquisitions	168,979
Intangible write-offs due to disposition and assets held for sale	(15,961)
Impairments during the year	(1,406)
Amortization during the year	(129,300)
Changes due to foreign currency fluctuations	(38,464)
Balance at December 31, 2016	$1,861,973

Our indefinite-lived intangible assets include permits and certain tradenames. We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore these are not amortized. We changed our annual impairment testing date for indefinite-lived intangibles from December 31 to October 1 as described in Note 2 – Summary of Significant Accounting Policies. In 2016 and 2015, we recognized $1.4 million and $4.2 million, respectively, of impairment charge as part of SG&A on the Consolidated Statements of Income as a result of the testing performed.

Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives ranging from 5 to 40 years based upon the type of customer and a weighted average remaining useful life of 15.2 years. We have covenants not-to-compete intangibles with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 3.5 years. We have tradename intangibles with useful lives ranging from 10 to 40 years and a weighted average remaining useful life of 17.6 years. Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 17.4 years.

During the years ended December 31, 2016, 2015 and 2014, the aggregate intangible amortization expense was $129.3 million, $45.5 million and $32.7 million, respectively.

The estimated amortization expense for each of the next five years is as follows for the years ended December 31:

In thousands
2017	$116,265
2018	116,127
2019	115,738
2020	115,045
2021	113,919

The estimates for amortization expense noted above are based upon foreign exchange rates at December 31, 2016.

2016 10-K Annual Report	Stericycle, Inc. • 69

PART II

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities at December 31, 2016 and 2015 consisted of the following items:

In thousands
	2016	2015
Accrued compensation	$64,586	$62,721
Accrued insurance	53,637	43,390
Accrued taxes	18,289	27,363
Accrued interest	14,123	13,829
Accrued professional services liabilities	10,109	6,948
Accrued liabilities - other	67,782	43,078
Total accrued liabilities	$228,526	$197,329

NOTE 13 – DEBT

Long-term debt consisted of the following at December 31:

In thousands
	2016	2015
Obligations under capital leases	$11,121	$15,024
$1.2 billion senior credit facility weighted average rate 2.14%, due in 2019	407,119	353,763
$1.0 billion term loan weighted average rate 2.07%, due in 2020	1,000,000	1,250,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	150,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	200,000
$100 million private placement notes 2.79%, due in 2023	100,000	100,000
$150 million private placement notes 3.18%, due in 2023	150,000	150,000
Promissory notes and deferred consideration weighted average rate of 2.43% and weighted average maturity of 3.2 years	191,648	239,731
Foreign bank debt weighted average rate 6.51% and weighted average maturity of 2.1 years	99,428	105,530
Total debt	2,959,316	3,214,048
Less: current portion of total debt	72,822	161,409
Less: unamortized debt issuance costs	9,179	12,287
Long-term portion of total debt	$2,877,315	$3,040,352

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At December 31, 2016, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At December 31, 2016 and 2015, we had $138.0 million and $160.4 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility was $654.9 million and $685.8 million at December 31, 2016 and 2015, respectively.

We classified our $175.0 million private placement notes that mature in October 2017 as long-term debt due to our intent to settle this obligation by borrowing on the available and unused capacity on our $1.2 billion senior credit facility due in 2019.

2016 10-K Annual Report	Stericycle, Inc. • 70

PART II

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2016 are as follows:

In thousands
2017	$70,017
2018	208,328
2019	1,044,598
2020	878,011
2021	161,474
Thereafter	585,767
$2,948,195

During the years ended December 31, 2016, 2015 and 2014, we paid interest of $88.8 million, $68.0 million, and $57.8 million for the, respectively.

Property under capital leases included within property, plant and equipment on the Consolidated Balance Sheets is as follows at December 31:

In thousands
	2016	2015
Land	$151	$157
Buildings	775	804
Machinery and equipment	6,634	6,105
Vehicles	9,907	15,925
Less: accumulated depreciation	(5,523)	(7,148)
	$11,944	$15,843

Amortization related to these capital leases is included within depreciation expense.

Minimum future lease payments under capital leases are as follows:

In thousands
2017	$3,692
2018	2,759
2019	2,614
2020	2,093
2021	2,119
Thereafter	106
Total minimum lease payments	13,383
Less: amounts representing interest	(2,262)
Present value of net minimum lease payments	11,121
Less: current portion included in current portion of long-term debt	(2,805)
Long-term obligations under capital leases	$8,316

NOTE 14 –COMMITMENTS AND CONTINGENCIES

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

2016 10-K Annual Report	Stericycle, Inc. • 71

PART II

regulations. The liability for environmental remediation is included on the Consolidated Balance Sheets in current liabilities within Accrued liabilities and in noncurrent liabilities with Other liabilities.

At December 31, 2016 and 2015, the total environmental remediation liabilities recorded were $30.9 million and $30.8 million of which $2.4 million and $2.1 million were presented in Accrued liabilities on the Consolidated Balance Sheets, respectively. We project costs over approximately 30 years.

Operating Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates Operating lease obligations expire at various dates with the latest maturity in 2035. The leases for most of the properties contain renewal provisions.

During the years ended December 31, 2016, 2015 and 2014, rent expense was $181.6 million, $139.0 million, and $111.5 million, respectively, included within COR & SG&A on the Consolidated Statements of Income.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2016 for each of the next five years and in the aggregate are as follows:

In thousands
2017	$116,473
2018	96,215
2019	78,587
2020	59,571
2021	43,858
Thereafter	63,383
$458,087

Unconditional Purchase Commitments

The Company has entered into non-cancelable arrangements with third-parties, primarily related to information technology products and services. As of December 31, 2016, future payments under these contractual obligations, not recognized in the Consolidated Balance Sheets, were as follows:

In thousands
2017	$31,840
2018	16,370
2019	15,989
2020	15,855
2021	—
Thereafter	—
$80,054

NOTE 15 – SEGMENT REPORTING

In 2016, we made certain changes to our organizational structure to integrate the domestic and international operations of our 2015 Shred-it acquisition. During Q2 2016, we also changed the composition of our operating segments to further align our compliance and communication services. Due to this change, part of our Domestic Regulated Waste and Compliance Services operating segment was combined with the legacy Domestic Regulated Recall and Returns Management Services operating segment to form a new operating segment, Domestic Communication and Related Services (“Domestic CRS”).

2016 10-K Annual Report	Stericycle, Inc. • 72

PART II

In Q4 2016, we made an additional change to our organizational structure and management reporting. As a result of these changes, our Domestic Regulated Waste and Compliance Services (“Domestic RCS”) segment will now also be responsible for the operations in Canada. The operations in Canada had previously been reported as part of the International RCS operating segment. As a result of these changes our Domestic RCS operating segment will now become (“Domestic and Canada RCS”).

Domestic CRS does not meet the quantitative criteria to be a separate reportable segment and therefore is included in All other. Beginning in Q4 2016, costs related to our corporate headquarter functions are also included in All other.

Our three operating segments are:

•	Domestic and Canada RCS,
•	Domestic CRS, and
•	International RCS.

Our Domestic and Canada, and International Regulated Waste and Compliance Services segments include medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, secure information destruction of documents and e-media, training and consulting through our Steri-Safe® and Clinical Services programs, and other regulatory compliance services.

Our Domestic Communication and Related Services segment consists of inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits.

Our two reportable segments are:

•	Domestic and Canada RCS,
•	International RCS.

In connection with changes made to our management reporting to align with the new operating segments, we have also changed our measure of segment profit to earnings before interest, tax and amortization (“EBITA”), adjusted for various items. As a result of these changes in segment reporting, all historical segment information has been revised to conform to the new presentation.

2016 10-K Annual Report	Stericycle, Inc. • 73

PART II

The following tables show financial information for the Company's reportable segments:

In thousands
	Years Ended December 31,
	2016	2015	2014
Revenues
Domestic and Canada RCS	$2,508,865	$1,999,196	$1,667,353
International RCS	751,677	716,771	663,889
All other	301,800	269,941	224,359
Total	$3,562,342	$2,985,908	$2,555,601
Gross Profit
Domestic and Canada RCS	$1,124,815	$912,220	$772,518
International RCS	228,484	230,323	216,377
All other	148,655	123,642	105,516
Total	$1,501,954	$1,266,185	$1,094,411
Amortization
Domestic and Canada RCS	$95,640	$22,714	$12,728
International RCS	25,730	14,926	13,298
All other	7,930	7,858	6,666
Total	$129,300	$45,498	$32,692
EBITA
Domestic and Canada RCS	$688,161	$631,395	$594,204
International RCS	58,027	89,064	98,494
All other	(18,564)	(12,982)	(44,683)
Total	$727,624	$707,477	$648,015
Total Assets
Domestic and Canada RCS	$5,094,107	$4,913,485	$2,616,751
International RCS	1,357,047	1,636,382	1,291,671
All other	528,907	515,296	464,880
Total	$6,980,061	$7,065,163	$4,373,302

The following table reconciles the Company's primary measure of segment profitability (EBITA) to income from operations:

In thousands
	Years Ended December 31,
	2016	2015	2014
Domestic and Canada RCS EBITA	$688,161	$631,395	$594,204
International RCS EBITA	58,027	89,064	98,494
Subtotal reportable segments	746,188	720,459	692,698
All other EBITA	(18,564)	(12,982)	(44,683)
Amortization expenses	(129,300)	(45,498)	(32,692)
Acquisition expenses	(9,646)	(39,138)	(13,333)
Integration expenses	(87,587)	(51,689)	(25,968)
Litigation and professional services expenses	(12,904)	(59,651)	(6,574)
Change in fair value of contingent consideration	2,051	640	1,452
Restructuring and plant conversion expenses	(3,986)	(22,748)	(14,564)
Contract exit costs	(24,005)	—	—
Asset impairment charges	(28,472)	(1,781)	—
Income from operations	$433,775	$487,612	$556,336

2016 10-K Annual Report	Stericycle, Inc. • 74

PART II

The following table shows consolidated revenue by service:

In thousands
	Years Ended December 31,
	2016	2015	2014
Regulated Waste and Compliance Services	$2,061,416	$2,064,866	$1,955,761
Secure Information Destruction Services	747,510	178,085	—
Communication and Related Services	370,500	334,142	268,565
Manufacturing and Industrial Services	382,916	408,815	331,275
Revenues	$3,562,342	$2,985,908	$2,555,601

Geographic Data

The following table shows consolidated revenue and property, plant and equipment split geographically:

In thousands
	Years Ended December 31,
	2016	2015	2014
Revenues
United States	$2,657,452	$2,165,030	$1,788,390
International:
Europe	485,975	441,231	407,082
Other international countries	418,915	379,647	360,129
Total international	904,890	820,878	767,211
Total	$3,562,342	$2,985,908	$2,555,601
Long-Lived Assets
United States	$499,070	$434,202	$284,788
International:
Europe	89,007	95,771	70,621
Other international countries	135,817	135,629	104,999
Total international	224,824	231,400	175,620
Total	$723,894	$665,602	$460,408

NOTE 16 – EMPLOYEE BENEFIT PLAN

We have two 401(k) defined contribution retirement savings plans (the “plan(s)”), one of which was part of the recent Shred-it acquisition, covering substantially all domestic employees. The following describes our two domestic plans:

•

Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may contribute up to 50% of compensation contributed to the plan by each employee up to a maximum of $2,000. During the years ended December 31, 2016, 2015 and 2014, our contributions were $5.9 million, $4.8 million, and $3.6 million, respectively.

•

Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may contribute up to 100% of the first 3% of the employee's eligible earnings, plus up to 50% of the next 2% of the employee's eligible earnings, subject to IRS limits. Our contributions for the years ended December 31, 2016 and 2015 were $3.3 million and $0.9 million, respectively.

The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. During the years ended December 31, 2016, 2015 and 2014, total contributions made by the Company for these plans were approximately $2.6 million, $2.1 million, and $1.9 million, respectively.

2016 10-K Annual Report	Stericycle, Inc. • 75

PART II

NOTE 17 – LEGAL PROCEEDINGS

We operate in a highly regulated industry and must deal with regulatory inquiries or investigations from time to time that may be initiated for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. If a loss is not probable or a probable loss is not reasonably estimable, no liability is recorded. These accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. Legal and regulatory matters inherently involve significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts or law, and the unpredictability of the ultimate determination of the merits of any claim, any defenses the Company may assert against that claim and the amount of any damages that may be awarded. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Plaintiffs filed a motion for class certification on January 29, 2016. On February 16, 2017, the Court entered an order granting Plaintiffs’ motion for class certification. The Court certified a class of “[a]ll persons and entities that, between March 8, 2003 through the date of trial resided in the United States (except Washington and Alaska), were identified by Stericycle as ‘Small Quantity’ or ‘SQ’ customer, and were charged and paid more than their contractually-agreed price for Stericycle’s medical waste disposal good and services pursuant to Stericycle’s automated price increase policy. Governmental entities whose claims were asserted in United States ex rel. Perez v. Stericycle Inc. shall be excluded from the class.” The case remains ongoing.

2016 10-K Annual Report	Stericycle, Inc. • 76

PART II

We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We will continue to vigorously defend ourselves against each of these lawsuits.

We have not accrued any amounts in respect of these class action lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the class currently certified by the Court will remain certified through trial and judgment, or whether or how the class definition might be altered, (iii) we do not know how many individual plaintiffs will be determined to meet the court’s definition of the class, (iv) we do not know what the ultimate disposition on the merits of any class claim as well as our defenses to that claim may be, and (v) in our judgment, the factual and legal allegations asserted by plaintiffs are sufficiently unique that we are unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

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

On August 4, 2016, plaintiffs filed an Amended Complaint that purports to assert additional misrepresentations in public statements through July 28, 2016, and therefore to change the putative class period to the period from February 7, 2013 to July 28, 2016, inclusive. On October 21, 2016, plaintiffs filed a Corrected Amended Complaint adding the Company as a named defendant in plaintiff’s claim under Section 11 of the Securities Act, which had previously been asserted only against the Underwriters and certain officers and directors.

On November 1, 2016, the Court appointed the Public Employees’ Retirement System of Mississippi and the Arkansas Teacher Retirement System as Lead Plaintiffs and their counsel as Lead Counsel. On February 1, 2017, Lead Plaintiff filed a Consolidated Amended Complaint with additional purported factual material supporting the same legal claims from the prior complaints. Under the Court’s current schedule, defendants have until April 1, 2017 to answer or file a motion to dismiss the action.

We intend to vigorously defend ourselves against this lawsuit.

We have not accrued any amounts in respect of this lawsuit, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the court will certify any class of plaintiffs or, if any class is certified, how the class would be defined, and (iii) in our judgment, the factual and legal allegations asserted by plaintiffs are sufficiently unique that we are unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

Shareholder Derivative Lawsuit. On September 1, 2016, a purported stockholder filed a putative derivative action complaint in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company and its stockholders by causing the Company to allegedly overcharge certain customers in breach of those customers’ contracts, otherwise provide unsatisfactory customer service and injure customer relationships, and make materially false and misleading statements and omissions regarding the Company’s business, operational and compliance policies between February 7, 2013 and the present. On March 1, 2017,

2016 10-K Annual Report	Stericycle, Inc. • 77

PART II

another purported stockholder filed a putative derivative action complaint containing substantially similar allegations in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The Company notes, among other things, that both of these filings are in violation of the Company’s Bylaws, which require any such actions to be brought in a court in Delaware. None of the defendants in either of these derivative actions has been served with the applicable complaint.

We have not accrued any amounts in respect of these lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in our judgment, the factual and legal allegations asserted by plaintiffs are sufficiently unique that we are unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

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

The Company’s Board of Directors has constituted a Special Demand Review Committee to investigate the claims made in the demand letter, which investigation is ongoing.

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

On July 28, 2016, we answered the complaint, denying the material allegations and raising certain affirmative defenses. Among the asserted defenses is the “emergency” exception to the TCPA, which exempts calls made to promote public health and safety. On December 19, 2016, before any substantial discovery in the case, we filed a motion for summary judgment primarily on the basis of the “emergency” exception. On February 1, 2017, plaintiff responded to our motion by requesting additional discovery. The court has responded that it will permit some but not all of the requested discovery.

We have not accrued any amounts in respect of this lawsuit, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the court will certify any class of plaintiffs or, if any class is certified, how the class would be defined, and (iii) in our judgment, the factual and legal allegations asserted by plaintiff are sufficiently unique that we are unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

Environmental Matters. Our Environmental Solutions business is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, remediate contaminated soil and groundwater or otherwise protect the environment. As a result of this continuing regulation, we frequently become a party to legal

2016 10-K Annual Report	Stericycle, Inc. • 78

PART II

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

On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah relating to that Office’s investigation of the same facts underlying the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The U.S. Attorney’s Office is investigating whether the matters forming the basis of the NOV constitute violations of the Clean Air Act and other federal statutes. On February 7, 2017, we extended the tolling agreement to April 30, 2017. Under the tolling agreement as extended, the period from March 1, 2016 through April 30, 2017 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes. The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding. We will continue to cooperate with the investigation.

On April 8, 2016, the State of Missouri through the Missouri Department of Natural Resources (“MDNR”) filed an Amended Verified Petition in the Circuit Court of the City of St. Louis, Missouri alleging that we had violated certain provisions of the Solid Waste Permit relating to our facility located in St. Louis by failing to treat or transport certain waste within 24 hours or to transfer certain waste within 24 hours. The Petition also alleged that certain record keeping requirements had not been met. On May 27, 2016 a First Amended Verified Petition was filed with essentially the same allegations. MDNR originally filed its Petition on October 16, 2014. On October 31, 2016, we entered into a Consent Judgment that requires us to timely treat or transfer waste received, to keep proper records and to pay a civil penalty of $130,000. On November 22, 2016, we paid the civil penalty of $130,000.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2016 and 2015:

In thousands, except per share data
	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016	Year 2016
Revenues	$874,181	$891,621	$890,144	$906,396	$3,562,342
Gross profit	369,184	381,095	379,260	372,415	1,501,954
Amortization expenses	(18,274)	(50,909)	(33,128)	(26,989)	(129,300)
Acquisition expenses	(2,990)	(2,607)	(2,265)	(1,784)	(9,646)
Integration expenses	(19,268)	(22,578)	(19,162)	(26,579)	(87,587)
Litigation and professional services expenses	(1,300)	(2,664)	(1,481)	(7,459)	(12,904)
Change in fair value of contingent consideration	2,644	—	(559)	(34)	2,051
Plant conversion expenses	(241)	(929)	(487)	(2,329)	(3,986)
Contract exit costs (1)	—	(12,708)	(10,110)	(1,187)	(24,005)
Asset impairment charges (2)	—	—	(4)	(28,468)	(28,472)
Net income attributable to Stericycle, Inc.	76,786	46,034	64,795	18,744	206,359
Net income attributable to Stericycle, Inc. common shareholders	66,680	37,293	61,536	12,721	178,230
* Basic earnings per common share	$0.79	$0.44	$0.72	$0.15	$2.10
* Diluted earnings per common share	$0.78	$0.43	$0.72	$0.15	$2.08

2016 10-K Annual Report	Stericycle, Inc. • 79

PART II

In thousands, except per share data
	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015	Year 2015
Revenues	$663,319	$715,689	$718,596	$888,304	$2,985,908
Gross profit	281,331	304,824	299,675	380,355	1,266,185
Amortization expenses	(8,797)	(8,921)	(9,239)	(18,541)	(45,498)
Acquisition expenses	(3,296)	(2,986)	(33,674)	818	(39,138)
Integration expenses	(8,886)	(8,924)	(13,447)	(20,432)	(51,689)
Litigation expenses (3)	(75,623)	173	16,444	(645)	(59,651)
Change in fair value of contingent consideration	675	(35)	—	—	640
Restructuring and plant conversion expenses	(12,302)	(3,058)	(2,721)	(4,667)	(22,748)
Asset impairment charges	—	—	—	(1,781)	(1,781)
Net income attributable to Stericycle, Inc.	28,940	87,830	69,449	80,827	267,046
Net income attributable to Stericycle, Inc. common shareholders	28,940	87,830	69,449	70,721	256,940
* Basic earnings per common share	$0.34	$1.03	$0.82	$0.83	$3.02
* Diluted earnings per common share	$0.34	$1.02	$0.81	$0.82	$2.98

(1)	2016 charges incurred to exit some of the contracts in our UK patient transport services business
(2)	Q4 2016 charges mostly from write-down of certain assets in the UK either sold for a loss or classified as assets held for sale
(3)	Q1 2015 expenses mostly due to the $28.5 million settlement of the Qui Tam Action and the $28.2 million settlement of the Junk Fax Lawsuit

*EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

STERICYCLE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2014	$19,134	$9,869	$842	$(10,762)	$19,083
2015	$19,083	$13,650	$3,054	$(13,458)	$22,329
2016	$22,329	$41,769	$2,696	$(17,149)	$49,645

(1)	Amounts consist primarily currency translation adjustments.

In thousands
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2014	$1,122	$—	$(1,066)	$56
2015	$56	$13	$17,516	$17,585
2016	$17,585	$6,853	$(9,046)	$15,392

(2)	Amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.

2016 10-K Annual Report	Stericycle, Inc. • 80

PART II

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, because of material weaknesses in internal control over financial reporting described below.

(b) Internal control over financial reporting.

Management of Stericycle is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles (US GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the criteria established by Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

As of December 31, 2015, we had identified three material weaknesses: (1) the design and operating effectiveness of revenue control activities were inadequate to ensure that revenue transactions were properly measured and recorded in the appropriate period; (2) the design and operating effectiveness of control activities at the Environmental Solutions component of the Domestic Regulated and Compliance Services segment of the business were inadequate to ensure the component’s financial statements were appropriately stated and (3) the Company’s risk assessment process did not operate effectively. During 2016, the Company’s assessment included the global Shred-it business. Shred-it was acquired late in 2015 and resulted in significant integration activities throughout

2016 10-K Annual Report	Stericycle, Inc. • 81

PART II

2016 with a broad impact across the organization. While the Company made progress in certain of the areas identified in the prior year, additional material weaknesses were identified. As a result, as of December 31, 2016, Stericycle management has identified material weaknesses related to: a lack of a framework to identify risks of material misstatement to the organization’s financial statements and appropriately designed controls to mitigate those risks; a lack of robust accounting policies to assist our finance organization with accounting for transactions appropriately and on a timely basis; insufficient design and communication of general information technology controls to support the effective operation of financial controls; and an insufficiently staffed finance organization with the requisite skills and ability to focus on ICFR matters to respond to the risks to the financial statements. These material weaknesses in the control environment, risk assessment, and control activity components of the COSO framework as of December 31, 2016 are pervasive across our internal control processes and also include the material weaknesses previously disclosed in our Form 10-K/A for the fiscal year ended as of December 31, 2015.

Planned Remediation of Material Weaknesses

In 2016, Stericycle invested considerable time and resources towards redesigning our internal controls over financial reporting. This effort can be summarized as follows:

•	We engaged consultants to help review and make recommendation with respect to the redesign of our internal controls over financial reporting;
•	We added additional resources and enhanced existing positions in accounting, finance, tax, and information technology to support the redesigned controls;
•	We engaged subject matter experts to perform an information technology infrastructure and architecture assessment; and
•	Those subject matter experts then developed a strategic information technology infrastructure and architecture roadmap.

Remediation of control deficiencies that gave rise to the material weaknesses described above can be a multi-year process. We remain committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our internal control over financial reporting as we work to further integrate acquisitions, streamline disparate information technology systems, and enhance our control environment.

Below we have described the remedial actions we are taking to address the identified material weaknesses and enhance our overall control environment.

Control Environment

•

We are developing, enhancing, and implementing standardized policies in the areas of accounting, general information technology and to enforce individual accountability for performance of internal control responsibilities across the Company.

•	We are creating new roles and hiring additional accounting personnel with appropriate backgrounds and skill sets.
•	We are establishing a technical accounting group within the Controllership function with responsibility to ensure that the accounting for complex or non-routine transactions is appropriate.
•

We are expanding the training of our employees to reinforce the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures.

Risk Assessment

•	We have engaged external service providers to assist with performing a comprehensive risk assessment including the risk of fraud.
•	We are reviewing, analyzing, and properly documenting our processes related to internal controls over financial reporting.

2016 10-K Annual Report	Stericycle, Inc. • 82

PART II

•

We are implementing a financial reporting risk assessment and review process to ensure our significant accounting policies are implemented and applied properly under US GAAP on a consistent basis throughout the Company.

•	We are developing an internal control framework which will ensure we are appropriately identifying and assessing changes that could significantly impact the system of internal control.

Control Activities

•	We are designing and implementing effective review and approval controls over the accurate recording, presentation, and disclosure of revenue and related costs.
•

We are designing and implementing effective review and approval controls. This includes hiring professionals with the appropriate technical accounting expertise to support the adequacy of the review and approval of complex or non-routine transactions such as those involving impairments and purchase accounting.

•

We are also designing and implementing effective review and approval controls over account reconciliations, journal entries, and management estimates across our remaining internal control processes. These controls will address the accuracy and completeness of the data used in the performance of the respective control.

•	We are establishing policies over the segregation of incompatible duties within our IT systems and implementing such policies across the Company.
•	We are implementing standardized policies to address the completeness and accuracy of data used in the performance of controls and information technology controls across the Company.
•	We are working to standardize and simplify the Company’s disparate information systems.

When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and we will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.

Conclusion

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2016, our internal control over financial reporting was ineffective. The "Report of Independent Registered Public Accounting Firm" relating to internal control over financial reporting as of December 31, 2016, is included below.

(c) Changes in internal controls.

As described above in the “Management’s Report on Internal Control over Financial Reporting” section, we have undertaken strategic remedial actions to address the material weaknesses in our internal controls over financial reporting. These remedial actions continued throughout the quarter ended December 31, 2016 but have not materially affected our internal control over financial reporting.

2016 10-K Annual Report	Stericycle, Inc. • 83

PART II

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Stericycle, Inc. and Subsidiaries

We have audited Stericycle, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to: a lack of a framework to identify risks of material misstatement to the organization’s financial statements and appropriately designed controls to mitigate those risks; a lack of robust accounting policies to assist the finance organization with accounting for transactions appropriately and on a timely basis; insufficient design and communication of general information technology controls to support the effective operation of financial controls; and an insufficiently staffed finance organization with the requisite skills and ability to focus on ICFR matters to respond to the risks to the financial statements. These material weaknesses in the control environment, risk assessment, and control activity components of the COSO framework as of December 31, 2016 are pervasive across the Company’s internal control processes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stericycle, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended

2016 10-K Annual Report	Stericycle, Inc. • 84

PART II

December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion thereon. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 14, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Stericycle, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Chicago, Illinois

March 14, 2017

Item 9B. Other Information

None.

2016 10-K Annual Report	Stericycle, Inc. • 85

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 24, 2017, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 24, 2017, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies to all of our employees. The code of business conduct is available on our website, www.stericycle.com, under "About Us/Our Culture." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our code of conduct by posting such information on our website.

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 24, 2017, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 24, 2017, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 24, 2017, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption

2016 10-K Annual Report	Stericycle, Inc. • 86

PART III

"Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 24, 2017, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 24, 2017, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2016.

2016 10-K Annual Report	Stericycle, Inc. • 87

PART IV

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

2016 10-K Annual Report	Stericycle, Inc. • 88

PART IV

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
3(i).6*and 4.2*

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

3(ii).1*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
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

2016 10-K Annual Report	Stericycle, Inc. • 89

PART IV

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

2016 10-K Annual Report	Stericycle, Inc. • 90

PART IV

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

10.11*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.12*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.13*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)

2016 10-K Annual Report	Stericycle, Inc. • 91

PART IV

10.14*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.15*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.16*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.17*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.18*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.19*†	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.20*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.21*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.22*†	Form of agreement for stock option grant under 2005, 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.23*†	Form of agreement for restricted stock unit award under 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.24†	Form of agreement for performance-based restricted stock unit award under 2011 and 2014 Plans	x
10.25†	Bonus conversion program (2017 plan year)	x
10.26*†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed November 8, 2013 (Registration No. 333-192235))
10.27*†	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.28*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.29†	Form of Indemnification Agreement for Directors and Officers	x
10.30*†	Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 30, 2016)
10.31*†	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

xFiled herewith

*Previously filed

†Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

2016 10-K Annual Report	Stericycle, Inc. • 92

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2017

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 14, 2017

Name	Title	Date

/s/ CHARLES A. ALUTTO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2017
Charles A. Alutto

/s/ DANIEL V. GINNETTI	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2017
Daniel V. Ginnetti

/s/ MARK C. MILLER	Chairman of the Board of Directors	March 14, 2017
Mark C. Miller

/s/ JACK W. SCHULER	Lead Director of the Board of Directors	March 14, 2017
Jack W. Schuler

/s/ BRIAN P. ANDERSON	Director	March 14, 2017
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	March 14, 2017
Lynn D. Bleil

/s/ THOMAS D. BROWN	Director	March 14, 2017
Thomas D. Brown

/s/ THOMAS F. CHEN	Director	March 14, 2017
Thomas F. Chen

/s/ ROD F. DAMMEYER	Director	March 14, 2017
Rod F. Dammeyer

/s/ WILLIAM K. HALL	Director	March 14, 2017
William K. Hall

/s/ ROBERT S. MURLEY	Director	March 14, 2017
Robert S. Murley

/s/ JOHN PATIENCE	Director	March 14, 2017
John Patience

/s/ MIKE S. ZAFIROVSKI	Director	March 14, 2017
Mike S. Zafirovski

2016 10-K Annual Report	Stericycle, Inc. • 93