Form 10-Q
period 2017-03-31
STERICYCLE INC
filed 2017-05-10
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "accelerated filer", "large accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).     YES ☐ NO ☒

On May 4, 2017, there were 85,268,109 shares of the Registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data
	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$47,023	$44,189
Accounts receivable, less allowance for doubtful accounts of $48,181 in 2017 and $49,645 in 2016	615,348	634,902
Prepaid expenses	51,926	46,214
Assets held for sale	9,628	9,134
Other current assets	35,999	39,179
Total Current Assets	759,924	773,618
Property, plant and equipment, less accumulated depreciation of $522,053 in 2017 and $495,215 in 2016	725,420	723,894
Goodwill	3,622,793	3,591,020
Intangible assets, less accumulated amortization of $302,336 in 2017 and $271,568 in 2016	1,857,209	1,861,973
Other assets	31,510	29,556
Total Assets	$6,996,856	$6,980,061
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$96,301	$72,822
Accounts payable	133,119	152,881
Accrued liabilities	243,871	228,526
Deferred revenues	17,974	17,902
Liabilities held for sale	3,172	2,858
Other current liabilities	85,124	67,864
Total Current Liabilities	579,561	542,853
Long-term debt, net	2,767,035	2,877,315
Deferred income taxes	657,865	645,371
Other liabilities	99,914	98,136
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), mandatory convertible preferred stock, Series A, 711,930 issued and outstanding in 2017 and 726,500 issued and outstanding in 2016	7	7
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,261,769 issued and outstanding in 2017 and 85,152,700 issued and outstanding in 2016)	853	852
Additional paid-in capital	1,161,983	1,166,457
Accumulated other comprehensive loss	(341,119)	(367,643)
Retained earnings	2,059,452	2,006,064
Total Stericycle, Inc.’s Equity	2,881,176	2,805,737
Noncontrolling interests	11,305	10,649
Total Equity	2,892,481	2,816,386
Total Liabilities and Equity	$6,996,856	$6,980,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 3

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended March 31,
	2017	2016
Revenues	$892,399	$874,181
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	500,830	483,751
Depreciation - cost of revenues	22,907	23,850
Selling, general and administrative expenses (“SG&A” - exclusive of depreciation and amortization shown below)	218,841	201,093
Depreciation – SG&A	6,183	6,290
Intangible amortization – SG&A	29,089	18,274
Total Costs and Expenses	777,850	733,258
Income from Operations	114,549	140,923
Other Income (Expense):
Interest income	74	21
Interest expense	(23,374)	(24,062)
Other expense, net	(1,544)	(1,251)
Total Other Expense	(24,844)	(25,292)
Income Before Income Taxes	89,705	115,631
Income tax expense	31,148	38,036
Net Income	58,557	77,595
Less: net income attributable to noncontrolling interests	368	809
Net Income Attributable to Stericycle, Inc.	58,189	76,786
Mandatory convertible preferred stock dividend	9,364	10,106
Gain on repurchase of preferred stock	(4,563)	—
Net Income Attributable to Stericycle, Inc. Common Shareholders	$53,388	$66,680
Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.63	$0.79
Diluted	$0.62	$0.78
Weighted Average Number of Common Shares Outstanding:
Basic	85,220,228	84,705,000
Diluted	85,572,409	85,845,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

In thousands
	Three Months Ended March 31,
	2017	2016
Net Income	$58,557	$77,595

Other Comprehensive Income:
Foreign currency translation adjustments	26,525	17,164
Amortization of cash flow hedge into income, net of tax expense ($171 and $172 for the three months ended March 31, 2017 and 2016, respectively)	266	269
Change in fair value of cash flow hedge, net of tax expense ($8 and $89 for the three months ended March 31, 2017 and 2016, respectively)	21	242
Total Other Comprehensive Income	26,812	17,675

Comprehensive Income	85,369	95,270
Less: comprehensive income attributable to noncontrolling interests	656	871
Comprehensive Income Attributable to Stericycle, Inc. Common Shareholders	$84,713	$94,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$58,557	$77,595
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,999	6,105
Depreciation	29,090	30,140
Intangible amortization	29,089	18,274
Deferred income taxes	8,722	6,932
Other, net	3,020	(2,644)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	25,546	(3,918)
Accounts payable	(15,162)	(15,203)
Accrued liabilities	14,138	21,151
Other assets and liabilities	16,321	18,517
Net cash provided by operating activities	175,320	156,949
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(16,871)	(24,884)
Capital expenditures	(33,136)	(34,185)
Proceeds from sale of property and equipment	250	766
Other	—	7
Net cash used in investing activities	(49,757)	(58,296)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(12,779)	(6,879)
Proceeds from foreign bank debt	301	15,607
Repayments of foreign bank debt	(2,936)	(18,721)
Repayment of term loan	(30,000)	(171,000)
Proceeds from senior credit facility	383,929	457,959
Repayments of senior credit facility	(446,248)	(353,520)
Payments of capital lease obligations	(940)	(1,381)
Payments for repurchase of mandatory convertible preferred stock	(9,570)	—
Payments for repurchase of common stock	—	(37,693)
Proceeds from issuance of common stock	3,503	22,310
Dividends paid on mandatory convertible preferred stock	(9,364)	(10,106)
Payments to noncontrolling interests	—	(4,997)
Net cash used in financing activities	(124,104)	(108,421)
Effect of exchange rate changes on cash and cash equivalents	1,375	(211)
Net change in cash and cash equivalents	2,834	(9,979)
Cash and cash equivalents at beginning of period	44,189	55,634
Cash and cash equivalents at end of period	$47,023	$45,655

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$13,945	$13,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of January 1, 2016	770	$8	84,853	$849	$1,143,020	$1,868,645	$(282,631)	$17,947	$2,747,838
Net income						206,359		1,540	207,899
Currency translation adjustment							(86,340)	(235)	(86,575)
Change in qualifying cash flow hedge, net of tax							1,328		1,328
Issuance of common stock for stock-based compensation awards and employee stock purchases			661	6	44,763				44,769
Purchase and cancellation of treasury stock			(361)	(3)		(40,811)			(40,814)
Purchase and cancellation of convertible preferred stock	(44)	(1)			(42,194)	11,285			(30,910)
Preferred stock dividend						(39,414)			(39,414)
Stock-based compensation expense					20,455				20,455
Reduction to noncontrolling interests due to additional ownership					413			(8,603)	(8,190)
Balance as of December 31, 2016	726	7	85,153	852	1,166,457	2,006,064	(367,643)	10,649	2,816,386
Net income						58,189		368	58,557
Currency translation adjustment							26,237	288	26,525
Change in qualifying cash flow hedge, net of tax							287		287
Issuance of common stock for stock-based compensation awards and employee stock purchases			109	1	3,660				3,661
Purchase and cancellation of convertible preferred stock	(14)	—			(14,133)	4,563			(9,570)
Preferred stock dividend						(9,364)			(9,364)
Stock-based compensation expense					5,999				5,999
Balance as of March 31, 2017	712	$7	85,262	$853	$1,161,983	$2,059,452	$(341,119)	$11,305	$2,892,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, “the Company”, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries consolidated financial statements and notes thereto, as filed with our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2017.

There were no material changes in the Company’s significant accounting policies since the filing of its 2016 Form 10-K. As discussed in the 2016 Form 10-K, the preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

During the three months ended March 31, 2017, we presented certain rent, utility and depreciation expenses in cost of revenues that had historically been recorded in selling, general and administrative expense (“SG&A”). We have reclassified $2.6 million of which $1.4 million was for rent and utility expenses and $1.2 million was for depreciation expenses from SG&A to cost of revenues for the three months ended March 31, 2016 to conform to the current period presentation.

NOTE 2 – NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment

Effective January 1, 2017, the Company early adopted the guidance in Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The adoption of this standard did not have a material impact on our financial statements.

2017 10-Q Report	Stericycle, Inc. • 8

Statement of Cash Flows

Effective January 1, 2017, the Company early adopted the guidance in ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This ASU clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. Based on the results of the Company’s analysis, there is no impact on our financial statements, as our treatment of the relevant affected items within the Condensed Consolidated Statement of Cash Flows is consistent with the requirements of this guidance.

Accounting Standards Issued But Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single and comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The Company currently anticipates adopting this ASU using the modified retrospective method. While the Company continues to evaluate the impacts of this ASU on our condensed consolidated financial statements, the Company currently expects that contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with multi-year service contracts, will be capitalized and amortized over the economic life of the contracts. Under the current guidance, the Company expenses such costs when incurred. The Company has engaged a third party service provider to assist us in our review of implementing the new revenue recognition standard. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognition. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This guidance will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance should be applied on a modified retrospective basis. ASU 2016-02 is effective for us beginning January 1, 2019. The Company will engage a third party service provider to assist us in our review of implementing the new leases standard. We are evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This guidance requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

2017 10-Q Report	Stericycle, Inc. • 9

NOTE 3 – ACQUISITIONS, DIVESTITURES, AND ASSETS HELD FOR SALE

Acquisitions

During the three months ended March 31, 2017, we completed thirteen acquisitions.

Domestically and in Canada, we acquired 100% of the stock of one and selected assets and liabilities of seven secure information destruction businesses, and one communication services business.

Internationally (exclusive of Canada), we acquired selected assets and liabilities of one regulated waste business and one secure information destruction business in the Netherlands. We also acquired 100% of the stock of one regulated waste business in Portugal and one regulated waste business in Spain.

The acquisitions were all considered to be business combinations.

The following table summarizes the locations of our acquisitions for the three months ended March 31, 2017:

Acquisition Locations	2017
United States	8
Canada	1
Netherlands	2
Portugal	1
Spain	1
Total	13

The following table summarizes the acquisition date fair value of consideration transferred for the current period acquisitions and the adjustments to the consideration transferred for prior year acquisitions during the three months ended March 31, 2017:

In thousands
	Three Months Ended March 31, 2017
	Current Period Acquisitions	Adjustments to Prior Year Acquisitions	Total
Cash	$16,833	$38	$16,871
Promissory notes	13,104	(213)	12,891
Deferred consideration	1,001	—	1,001
Contingent consideration	53	—	53
Total purchase price	$30,991	$(175)	$30,816

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the three months ended March 31, 2017, we recognized an increase in goodwill of $19.1 million related to current period acquisitions, excluding the effect of foreign currency translation. Approximately $16.9 million of the goodwill recognized from current period acquisitions will be deductible for income taxes.

During the three months ended March 31, 2017, we recognized an increase of $11.5 million in the estimated fair value of acquired customer relationships for the current period acquisitions, excluding the effect of foreign currency translation, with amortizable lives of 10 to 20 years.

The fair value of consideration transferred in a business combination is allocated to the tangible and intangible assets assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the respective opening balance sheets. The

2017 10-Q Report	Stericycle, Inc. • 10

following table summarizes the preliminary purchase price allocation for current period acquisitions and various adjustments to our prior year acquisitions during the three months ended March 31, 2017:

In thousands
	Three Months Ended March 31, 2017
	Current Period Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$517	$(675)	$(158)
Intangibles	11,515	2,124	13,639
Goodwill	19,107	(216)	18,891
Net other assets/(liabilities)	166	(10)	156
Net deferred tax liabilities	(314)	(1,398)	(1,712)
Total purchase price allocation	$30,991	$(175)	$30,816

During the three months ended March 31, 2017 and 2016, the Company incurred $19.8 million and $22.3 million, respectively, of acquisition and integration expenses related to acquiring new businesses. Acquisition-related costs are costs the Company incurs to effect a business combination such as due diligence and legal expenses, costs of maintaining an internal acquisitions department, direct travel expense related to acquisitions, government fees, and environmental studies. Integration-related costs are costs the Company incurs after an acquisition is completed to integrate the acquired business’ operations with the Company and include, for example, integration of our sales and collection processes and systems to support those efforts, rebranding to the Company’s name, severance expense related to personnel redundancies, and other. These expenses are included within SG&A in the Condensed Consolidated Statements of Income. The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisition. Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s results of operations.

Divestitures

There were no divestitures during the three months ended March 31, 2017 and 2016.

Assets and Liabilities Held for Sale

As of March 31, 2017, we have certain of our international operations classified as held for sale. No material changes to the fair value of these assets and liabilities held for sale were recorded during the three months ended March 31, 2017. Fair value of these assets and liabilities held for sale is subject to changes in estimates as a result of evolving market conditions, negotiations, and other matters. The assets and liabilities of the disposal groups are presented in Assets held for sale and Liabilities held for sale in the Condensed Consolidated Balance Sheet.

2017 10-Q Report	Stericycle, Inc. • 11

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Condensed Consolidated Balance Sheet at March 31, 2017:

In thousands
Accounts receivable	$2,756
Inventory	226
Prepaid expenses	284
Fixed assets	5,189
Goodwill	63
Intangibles	765
Other assets	345
Assets held for sale	$9,628

Current portion of long-term debt	$1,010
Accounts payable	984
Accrued liabilities	843
Other current liabilities	1
Deferred income taxes	334
Liabilities held for sale	$3,172

NOTE 4 – RESTRUCTURING, CONTRACT EXIT AND PLANT CONVERSION EXPENSES

During the first quarter of 2017, management began executing a realignment of our operations to reduce labor redundancies and facility costs in our Latin American countries. Various operating locations, primarily in Brazil, have been consolidated to increase efficiency while reducing headcount. For the three months ended March 31, 2017, the Company recorded $0.6 million of restructuring expenses, mostly related to severance, which are reflected as part of SG&A in our Condensed Consolidated Statements of Income. The recorded restructuring liabilities are expected to be paid within the current year. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available. There could be additional initiatives in the future to further streamline our operations. As such, the Company expects further expenses related to workforce reductions and other facility rationalization costs when those restructuring plans are finalized and related expenses are estimable.

For the three months ended March 31, 2017, the Company recorded $1.4 million of expenses to exit certain of our patient transportation services contracts in the UK which are reflected as part of SG&A in our Condensed Consolidated Statements of Income.

For the three months ended March 31, 2017, the Company recorded $0.9 million of plant conversion expenses for the impairment of an operating permit and other costs due to rationalizing our operations which are reflected as part of SG&A in our Condensed Consolidated Statements of Income.

NOTE 5 – INCOME TAXES

We file income tax returns in the U.S., in various states and in certain foreign jurisdictions.

The Company has recorded liabilities to cover certain uncertain tax positions. Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, proposed adjustments may be asserted. The Company evaluates such items on a case-by-case basis and adjusts the liability for uncertain tax positions as deemed necessary. During the three months ended March 31, 2017, we released uncertain tax positions (“UTPs”) in the amount of $1.2 million and there were no other material changes to our liabilities related to previous or current UTPs. The effective tax

2017 10-Q Report	Stericycle, Inc. • 12

rates for the three months ended March 31, 2017 and 2016 were 34.7% and 32.9%, respectively. The increase in the current period tax rate, when compared to the prior year, is primarily related to higher discrete tax benefits recognized in 2016, as well as a higher proportion of pre-tax income in 2017 in the United States which has a higher statutory tax rate, compared to international operations.

NOTE 6 – STOCK-BASED COMPENSATION

At March 31, 2017, we had the following incentive stock plans:

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

Stock Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and the ESPP included in the Condensed Consolidated Statements of Income:

In thousands
	Three Months March 31,
	2017	2016
Cost of revenues - stock option plan	$13	$15
Selling, general and administrative - stock option plan	4,080	4,752
Selling, general and administrative - RSUs	1,401	559
Selling, general and administrative - PSUs	188	—
Selling, general and administrative - ESPP	317	779
Total pre-tax expense	$5,999	$6,105

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to options with graded vesting is recognized using the straight-line method over the vesting period. Stock option activity for the three months ended March 31, 2017, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of January 1, 2017	5,468,732	$96.90
Granted	425,599	83.19
Exercised	(90,856)	48.52
Forfeited	(35,755)	113.59
Cancelled or expired	(44,687)	98.31
Outstanding as of March 31, 2017	5,723,033	$96.53	5.28	$27,811
Exercisable as of March 31, 2017	3,598,309	$89.19	4.52	$27,740

At March 31, 2017, there was $41.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.30 years.

2017 10-Q Report	Stericycle, Inc. • 13

The following table sets forth the intrinsic value of options exercised for the three months ended March 31:

In thousands
	Three Months Ended March 31,
	2017	2016
Total intrinsic value of options exercised	$2,908	$13,229

The intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended March 31,
	2017	2016
Stock options granted (shares)	425,599	1,008,569
Weighted average fair value at grant date	$19.53	$20.19
Assumptions:
Expected term (in years)	4.82	4.76
Expected volatility	22.66%	18.02%
Expected dividend yield	—%	—%
Risk free interest rate	1.91%	1.26%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. Our 2008, 2011 and 2014 Plans include a share reserve related to RSUs granted at a 2-1 ratio.

A summary of our RSU activity during the three months ended March 31, 2017, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
Outstanding as of January 1, 2017	114,838	$104.22
Granted	183,940	83.24
Vested and released	(30,000)	76.87
Forfeited	(1,627)	110.46
Outstanding as of March 31, 2017	267,151	$92.68	2.56	$24,760

At March 31, 2017, there was $24.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 4.08 years.

Performance-Based Restricted Stock Units:

In February 2017 under the incentive stock plan, our executive officers were granted PSUs. PSUs vest, or not, in three equal annual installments based on the achievement of pre-determined annual earnings per share performance goals as approved by the Compensation Committee. Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date. The maximum number of common shares issuable upon vesting of these PSUs under the first installment is 10,348 shares. The grant date fair value was $83.35 per share and the total grant date fair value of the shares for which the performance conditions are expected to be met for 2017 was $0.9 million.

2017 10-Q Report	Stericycle, Inc. • 14

NOTE 7 – PREFERRED STOCK

At March 31, 2017, we had 1,000,000 authorized shares of preferred stock and 711,930 shares issued and outstanding of mandatory convertible preferred stock.

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

We declared and paid dividends of $9.4 million and $10.1 million to the preferred stock shareholders during the three months ended March 31, 2017 and 2016, respectively.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the three months ended March 31, 2017:

Period	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
January 1 - January 31, 2017	100,000	$6,551	$65.51
February 1 - February 28, 2017	40,694	2,668	65.57
March 1 - March 31, 2017	5,006	351	70.00
Total	145,700	$9,570	$65.68

Repurchases of our mandatory convertible preferred stock resulted in a $4.6 million increase to retained earnings, because we redeemed the preferred stock at a discount. The 145,700 depository shares are equivalent to 14,570 units of preferred stock.

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

2017 10-Q Report	Stericycle, Inc. • 15

RSUs, PSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use the "if-converted method." Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back as an adjustment to the numerator. The mandatory convertible preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting common shares are included in the denominator. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The numerator is also adjusted for any premium or discount arising from redemption of the preferred stock.

The following table sets forth the computation of basic and diluted earnings per share:

In thousands, except share and per share data
	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to Stericycle, Inc.	$58,189	$76,786
Mandatory convertible preferred stock dividend	9,364	10,106
Gain on repurchase of preferred stock	(4,563)	—
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$53,388	$66,680
Denominator:
Denominator for basic earnings per share - weighted average shares	85,220,228	84,705,000
Effect of diluted securities:
Dilutive effect of stock-based compensation awards	352,181	1,140,501
Mandatory convertible preferred stock (a)	—	—
Denominator for diluted earnings per share - adjusted weighted average shares and after assumed exercises	85,572,409	85,845,501
Earnings per share – Basic	$0.63	$0.79
Earnings per share – Diluted	$0.62	$0.78
(a)

For the three months ended March 31, 2017 and 2016, the weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling of 5,264,188 and 5,651,376, respectively, were excluded from the computation of diluted earnings per share as such conversion would have been anti-dilutive.

For the three months ended March 31, 2017 and 2016, options to purchase shares of 4,660,568 and 2,309,479, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three months ended March 31, 2017 and 2016, RSUs of 135,309 and 500, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

The Company had outstanding PSUs during the three months ended March 31, 2017 that were eligible to vest into a maximum of 10,348 shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding PSUs have been excluded from the earnings per share calculation for the three months ended March 31, 2017 as the performance conditions were not satisfied as of the end of the period.

2017 10-Q Report	Stericycle, Inc. • 16

NOTE 9 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels as described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities (highest priority).

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability (lowest priority).

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of our creditworthiness and non-performance risk has been considered in the fair value measurements noted below. There were no movements of items between fair value hierarchies in the periods presented.

The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

In thousands
		Fair Value Measurements Using
	Total as of March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$62	$62	$—	$—
Derivative financial instruments	790	—	790	—
Total	$852	$62	$790	$—
Liabilities:
Contingent consideration	$24,877	$—	$—	$24,877

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$62	$62	$—	$—
Derivative financial instruments	816	—	816	—
Total	$878	$62	$816	$—
Liabilities:
Contingent consideration	$24,119	$—	$—	$24,119

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

2017 10-Q Report	Stericycle, Inc. • 17

We recorded a $0.8 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets at March 31, 2017. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $24.9 million as of March 31, 2017, of which $8.7 million was classified as Current liabilities. Contingent consideration liabilities were $24.1 million at December 31, 2016, of which $8.1 million was classified as Current liabilities. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues, earnings, or other milestones related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $25.7 million at March 31, 2017. Contingent consideration liabilities are reassessed each reporting period and are reflected in the Condensed Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration as of January 1, 2017	$24,119
Increases due to acquisitions	53
Changes due to foreign currency fluctuations	304
Changes in fair value reflected in selling, general, and administrative expenses	401
Contingent consideration as of March 31, 2017	$24,877

At March 31, 2017, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.88 billion compared to a carrying amount of $2.87 billion. At December 31, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.97 billion compared to a carrying amount of $2.96 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, Accounts payable and Accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value. If measured at fair value in the financial statements, these financials instruments would be classified as Level 3 in the fair value hierarchy.

2017 10-Q Report	Stericycle, Inc. • 18

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The changes in the carrying amount of goodwill since January 1, 2016, by reportable segment and for the “Other” category (see Note 13 – Segment Reporting), were as follows:

In thousands
	Domestic and Canada RCS	International RCS	Other	Total
Balance as of January 1, 2016	$2,842,711	$632,491	$282,975	$3,758,177
Goodwill acquired during the year	41,517	8,381	2,871	52,769
Purchase accounting adjustments	(77,247)	(78,894)	(5,048)	(161,189)
Other changes	—	(7,486)	—	(7,486)
Changes due to foreign currency fluctuations	4,820	(56,071)	—	(51,251)
Balance as of December 31, 2016	2,811,801	498,421	280,798	3,591,020
Goodwill acquired during the period	11,782	2,706	4,619	19,107
Purchase accounting adjustments	(168)	(76)	28	(216)
Other changes	—	20	—	20
Changes due to foreign currency fluctuations	1,278	11,584	—	12,862
Balance as of March 31, 2017	$2,824,693	$512,655	$285,445	$3,622,793

Current period adjustments to goodwill for certain 2016 acquisitions are primarily due to the finalization of intangible asset valuations.

Other Intangible Assets:

At March 31, 2017 and December 31, 2016, the values of other intangible assets were as follows:

In thousands
	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,575,206	$291,414	$1,283,792	$1,553,398	$261,306	$1,292,092
Covenants not-to-compete	9,360	6,517	2,843	9,491	6,371	3,120
Tradenames	5,760	1,469	4,291	5,708	1,365	4,343
Other	19,807	2,936	16,871	19,076	2,526	16,550
Indefinite lived intangibles:
Operating permits	231,938	—	231,938	229,396	—	229,396
Tradenames	317,474	—	317,474	316,472	—	316,472
Total	$2,159,545	$302,336	$1,857,209	$2,133,541	$271,568	$1,861,973

2017 10-Q Report	Stericycle, Inc. • 19

The changes in the carrying amount of intangible assets since January 1, 2016 were as follows:

In thousands
Balance as of January 1, 2016	$1,842,561
Intangible assets acquired during the year	35,564
Valuation adjustments for prior year acquisitions	168,979
Intangible write-offs due to disposition and assets held for sale	(15,961)
Impairments during the year	(1,406)
Intangible amortization during the year	(129,300)
Changes due to foreign currency fluctuations	(38,464)
Balance as of December 31, 2016	1,861,973
Intangible assets acquired during the period	11,515
Valuation adjustments for prior year acquisitions	2,124
Impairments during the period	(408)
Intangible amortization during the period	(29,089)
Changes due to foreign currency fluctuations	11,094
Balance as of March 31, 2017	$1,857,209

Our indefinite-lived intangible assets include permits and certain tradenames. We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore these are not amortized.

Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives ranging from 5 to 40 years based upon the type of customer and a weighted average remaining useful life of 15.1 years. We have covenants not-to-compete intangibles with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 3.0 years. We have tradename intangibles with useful lives ranging from 10 to 40 years and a weighted average remaining useful life of 16.2 years. Other intangibles mainly consist of landfill air rights and have a weighted average remaining useful life of 17.2 years.

During the three months ended March 31, 2017 and 2016, the aggregate intangible amortization expense was $29.1 million and $18.3 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2017	$116,974
2018	117,115
2019	116,751
2020	116,014
2021	115,587

The estimates for amortization expense noted above are based upon foreign exchange rates at March 31, 2017.

2017 10-Q Report	Stericycle, Inc. • 20

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands
	March 31, 2017	December 31, 2016
Obligations under capital leases	$10,820	$11,121
$1.2 billion senior credit facility weighted average rate 2.23%, due in 2019	346,506	407,119
$1.0 billion term loan weighted average rate 2.33%, due in 2020	970,000	1,000,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	150,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	200,000
$100 million private placement notes 2.79%, due in 2023	100,000	100,000
$150 million private placement notes 3.18%, due in 2023	150,000	150,000
Promissory notes and deferred consideration weighted average rate of 2.39% and weighted average maturity of 3.3 years	193,208	191,648
Foreign bank debt weighted average rate 6.25% and weighted average maturity of 1.9 years	101,341	99,428
Total debt	2,871,875	2,959,316
Less: current portion of total debt	96,301	72,822
Less: unamortized debt issuance costs	8,539	9,179
Long-term portion of total debt	$2,767,035	$2,877,315

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At March 31, 2017, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At March 31, 2017 and December 31, 2016, we had $138.9 million and $138.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility was $714.6 million and $654.9 million at March 31, 2017 and December 31, 2016, respectively.

We classified our $175.0 million private placement notes that mature in October 2017 as long-term debt due to our intent to settle this obligation by borrowing on the available and unused capacity on our $1.2 billion senior credit facility due in 2019.

NOTE 12 – ENVIRONMENTAL REMEDITATION LIABILITIES

We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated. We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations. The liability for environmental remediation is included in the Condensed Consolidated Balance Sheets in current liabilities within Accrued liabilities and in noncurrent liabilities within Other liabilities.

At March 31, 2017 and December 31, 2016, the total environmental remediation liabilities recorded were $31.4 million and $30.9 million of which $2.6 million and $2.4 million were presented in Accrued liabilities in the Condensed Consolidated Balance Sheets, respectively. We project costs over approximately 30 years.

2017 10-Q Report	Stericycle, Inc. • 21

NOTE 13 – SEGMENT REPORTING

Our three operating segments are:

•	Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”),
•	Domestic Communication and Related Services (“Domestic CRS”), and
•	International Regulated Waste and Compliance Services (“International RCS”).

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

Our two reportable segments are:

•	Domestic and Canada RCS,
•	International RCS.

The following tables show financial information for the Company's reportable segments:

In thousands
	Three Months Ended March 31,
	2017	2016
Revenues
Domestic and Canada RCS	$633,733	$616,131
International RCS	181,580	188,009
All other	77,086	70,041
Total	$892,399	$874,181
Gross Profit
Domestic and Canada RCS	$278,103	$273,915
International RCS	58,492	60,733
All other	32,067	31,932
Total	$368,662	$366,580
Intangible amortization
Domestic and Canada RCS	$21,700	$11,317
International RCS	5,344	4,977
All other	2,045	1,980
Total	$29,089	$18,274
Adjusted EBITA (a)
Domestic and Canada RCS	$186,449	$184,852
International RCS	20,045	18,931
All other	(36,124)	(23,431)
Total	$170,370	$180,352
(a)	Adjusted EBITA is defined as income from operations exclusive of intangible amortization and other adjusting items reconciled in the table below.

The following table reconciles the Company's primary measure of segment profitability (EBITA) to income from operations:

2017 10-Q Report	Stericycle, Inc. • 22

In thousands
	Three Months Ended March 31,
	2017	2016
Adjusted EBITA (a)	$170,370	$180,352
Intangible amortization expenses (see Note 10)	(29,089)	(18,274)
Acquisition and integration expenses (see Note 3)	(19,820)	(22,258)
Litigation and professional services expenses (b)	(3,620)	(1,300)
Restructuring, contract exit and plant conversion expenses (see Note 4)	(2,891)	(241)
Change in fair value of contingent consideration (see Note 9)	(401)	2,644
Income from operations	$114,549	$140,923
(b)

Litigation and professional services expenses generally consist of legal expenses to defend significant lawsuits and any related settlements as well as certain advisory and consultative services for significant project initiatives which are reflected as part of SG&A in our Condensed Consolidated Statements of Income.

The following table shows consolidated revenues by service:

In thousands
	Three Months Ended March 31,
	2017	2016
Regulated Waste and Compliance Services	$511,177	$506,581
Secure Information Destruction Services	204,075	184,630
Communication and Related Services	93,516	87,949
Manufacturing and Industrial Services	83,631	95,021
Revenues	$892,399	$874,181

NOTE 14 – LEGAL PROCEEDINGS

We operate in highly regulated industries and must deal with regulatory inquiries or investigations from time to time that may be initiated for a variety of reasons. We are also involved in a variety of civil litigation from time to time.

The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. If a loss is not probable or a probable loss is not reasonably estimable, no liability is recorded. These accruals represent management’s best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. Legal and regulatory matters inherently involve significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts or law, and the unpredictability of the ultimate determination of the merits of any claim, any defenses the Company may assert against that claim and the amount of any damages that may be awarded. The Company’s accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

2017 10-Q Report	Stericycle, Inc. • 23

contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.

The Pennsylvania class action complaint was filed in the wake of a settlement with the State of New York of an investigation under the New York False Claims Act which arose out of the qui tam (or “whistle blower”) action captioned United States of America ex rel. Jennifer D. Perez v. Stericycle, Inc., Case No. 1:08-cv-2390, which was settled in the fourth quarter of 2015 as previously disclosed.

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

Plaintiffs filed a motion for class certification on January 29, 2016. On February 16, 2017, the Court entered an order granting Plaintiffs’ motion for class certification. The Court certified a class of “[a]ll persons and entities that, between March 8, 2003 through the date of trial resided in the United States (except Washington and Alaska), were identified by Stericycle as ‘Small Quantity’ or ‘SQ’ customer, and were charged and paid more than their contractually-agreed price for Stericycle’s medical waste disposal good and services pursuant to Stericycle’s automated price increase policy. Governmental entities whose claims were asserted in United States ex rel. Perez v. Stericycle Inc. shall be excluded from the class.” On March 2, 2017, Stericycle filed a motion for reconsideration and clarification relating to the Court’s class certification decision. That motion is currently pending while the parties consider whether there would be any benefit to engaging in mediation. Discussions through and overseen by a mediator have ensued between the parties, and the parties may determine to take further steps toward engaging in formal mediation or take other steps toward a consensual resolution of the matter. The case remains ongoing.

We believe that we have operated in accordance with the terms of our customer contracts and that these complaints are without merit. We will continue to vigorously defend ourselves against each of these lawsuits.

We have not accrued any amounts in respect of these class action lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable, (ii) we do not know whether the class currently certified by the Court will remain certified through trial and judgment, or whether or how the class definition might be altered, (iii) we do not know how many individual plaintiffs will be determined to meet the court’s definition of the class, (iv) we do not know what the ultimate disposition on the merits of any class claim as well as our defenses to that claim may be, (v) we do not know whether formal mediation or other steps may lead to a consensual resolution of the matter and the discussions to date have not provided us with a basis to make such an estimate, and (vi) in our judgment, the factual and legal allegations asserted by plaintiffs are sufficiently unique that we are unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

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

2017 10-Q Report	Stericycle, Inc. • 24

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

On November 1, 2016, the Court appointed the Public Employees’ Retirement System of Mississippi and the Arkansas Teacher Retirement System as Lead Plaintiffs and their counsel as Lead Counsel. On February 1, 2017, Lead Plaintiff filed a Consolidated Amended Complaint with additional purported factual material supporting the same legal claims from the prior complaints. Defendants filed a motion to dismiss the Consolidated Amended Complaint on April 1, 2017. Plaintiffs’ response to that motion is due May 19, 2017.

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

Shareholder Derivative Lawsuits. On September 1, 2016, a purported stockholder filed a putative derivative action complaint in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company and its stockholders by causing the Company to allegedly overcharge certain customers in breach of those customers’ contracts, otherwise provide unsatisfactory customer service and injure customer relationships, and make materially false and misleading statements and omissions regarding the Company’s business, operational and compliance policies between February 7, 2013 and the present. On March 1, 2017, another purported stockholder filed a putative derivative action complaint containing substantially similar allegations in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The Company notes, among other things, that both of these filings are in violation of the Company’s Bylaws, which require any such actions to be brought in a court in Delaware. None of the defendants in either of these derivative actions has been served with the applicable complaint.

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

2017 10-Q Report	Stericycle, Inc. • 25

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

On July 28, 2016, we answered the complaint, denying the material allegations and raising certain affirmative defenses. Among the asserted defenses is the “emergency” exception to the TCPA, which exempts calls made to promote public health and safety. On December 19, 2016, before any substantial discovery in the case, we filed a motion for summary judgment primarily on the basis of the “emergency” exception. On February 1, 2017, plaintiff responded to our motion by requesting additional discovery. The court permitted plaintiff to obtain some but not all of the requested discovery, and we have provided additional documents in response to that order.

On April 5, 2017, plaintiff sought leave to file an amended complaint which would add a claim under the Illinois Automatic Telephone Dialers Act (which does not include an “emergency” exception) and certain additional allegations. We filed an opposition to this motion on April 28, 2017, contending that the proposed amendments are futile and that we are entitled to summary judgment.

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

On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah relating to that Office’s investigation of the same facts underlying the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The U.S. Attorney’s Office is investigating whether the matters forming the basis of the NOV constitute criminal or civil violations of the Clean Air Act and

2017 10-Q Report	Stericycle, Inc. • 26

other federal statutes. On May 9, 2017, we extended the tolling agreement to June 30, 2017. Under the tolling agreement as extended, the period from March 1, 2016 through June 30, 2017 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes. The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding.

We continue to cooperate with the investigation and have engaged in discussions with the U.S. Attorney’s Office regarding their current factual and legal positions.  We are evaluating the U.S. Attorney’s positions and, after we have completed our factual and legal review, intend to explore a number of potential alternatives, including a negotiated resolution and potential litigation.

We have not accrued any amounts in respect of this investigation, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) the Company and the U.S. Attorney’s Office continue to exchange information and develop their respective factual and legal positions, and (ii) in our judgment, the factual and legal issues raised in the investigation are sufficiently unique that we are unable to identify other investigations with circumstances sufficiently comparable to provide guidance in making estimates.

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

More specifically, our services and products include:

•	Medical waste management services
•	Reusable sharps disposal management services
•	Pharmaceutical waste services
•	Integrated Waste Stream Solutions ("IWSS") program
•	Hazardous waste management services
•	Sustainability and recycling services for expired or unused inventory
•	Secure information destruction and hard drive destruction services
•	Compliance programs under the Steri-Safe®, Clinical Services, SeguriMed and EnviroAssure brand names
•	Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products

2017 10-Q Report	Stericycle, Inc. • 27

•	Live voice and automated communication services including afterhours answering, appointment scheduling, appointment reminders, secure messaging, and event registration
•	Mailback solutions for regulated medical waste, universal wastes, pharmaceutical wastes, and other specialty wastes

There were no material changes in the Company’s critical accounting policies since the filing of its 2016 Form 10-K. As discussed in the 2016 Form 10-K, the preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Three Months Ended March 31, 2017 Compared to

Three Months Ended March 31, 2016

Highlights for the three months ended March 31, 2017 included the following:

•	revenues of $892.4 million, an increase of 2.1%, including a 1.1% unfavorable impact from foreign exchange;
•	gross profit of $368.7 million, an increase of 0.6%;
•	operating income of $114.5 million, a decreased of 18.7%;
•

we incurred $26.7 million in pre-tax expenses related acquisitions and integration, litigation and professional services, restructuring, contract exit and plant conversion expenses, and an unfavorable change in the fair value of contingent consideration;

•	intangible amortization expense increased to $29.1 million from $18.3 million in 2017, primarily due to the completion of intangible valuations at the end of 2016 for our Shred-it acquisition;
•

we reclassified $2.6 million of which $1.4 million was for rent and utility expenses and $1.2 million was for depreciation expenses from SG&A to cost of revenues for the three months ended March 31, 2016 to conform to the current period presentation;

•	the effective tax rate was 34.7%;
•	net income attributable to Stericycle, Inc. common shareholders was $53.4 million, with diluted earnings per share of $0.62;
•	cash flow from operations was $175.3 million, an increase of 11.7%;
•	capital expenditures were $33.1 million; and
•	dividends of $9.4 million were paid during the first quarter of 2017 to holders of our Series A Preferred Stock.

2017 10-Q Report	Stericycle, Inc. • 28

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended March 31,
	2017		2016
	$	%	$	%
Revenues	$892,399	100.0	$874,181	100.0
Cost of revenues	500,830	56.1	483,515	55.3
Depreciation - cost of revenues	22,907	2.6	23,850	2.7
Plant conversion expenses	—	-	236	0.0
Total cost of revenues	523,737	58.7	507,601	58.1
Gross profit	368,662	41.3	366,580	41.9
Selling, general and administrative expenses (“SG&A” - exclusive of adjusting items shown below)	192,109	21.5	180,174	20.6
Acquisition and integration expenses	19,820	2.2	22,258	2.5
Litigation and professional services expenses	3,620	0.4	1,300	0.1
Restructuring, contract exit and plant conversion expenses	2,891	0.3	5	0.0
Change in fair value of contingent consideration	401	0.0	(2,644)	(0.3)
Total SG&A expenses (exclusive of depreciation and intangible amortization shown below)	218,841	24.5	201,093	23.0
Depreciation	6,183	0.7	6,290	0.7
Intangible amortization	29,089	3.3	18,274	2.1
Income from operations	114,549	12.8	140,923	16.1
Net interest expense	23,300	2.6	24,041	2.8
Other expense, net	1,544	0.2	1,251	0.1
Income tax expense	31,148	3.5	38,036	4.4
Net income	58,557	6.6	77,595	8.9
Less: net income attributable to noncontrolling interests	368	0.0	809	0.1
Net income attributable to Stericycle, Inc.	58,189	6.5	76,786	8.8
Mandatory convertible preferred stock dividend	9,364	1.0	10,106	1.2
Gain on repurchase of preferred stock	(4,563)	(0.5)	—	-
Net income attributable to Stericycle, Inc. common shareholders	$53,388	6.0	$66,680	7.6
Earnings per share- diluted	$0.62		$0.78

Revenues: In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base. We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms. For example, our customers may contract with us for "Medical Waste Disposal" services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service ("Steri-Safe OSHA Compliance Program"), which packages the same regulated medical waste services with training and education services for a contracted subscription fee. Another example is a customer that purchases our "Medical Waste Disposal" and "Sharps Disposal Management" services which provides the customer with the same regulated services under a different pricing and billing arrangement. We do not track the movement of customers between the various types of regulated services we offer. Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric. We analyze our revenue growth by identifying changes related to organic growth, acquisitions and divestitures, and changes due to currency exchange fluctuations.

Our consolidated revenues increased $18.2 million, or 2.1%, in the first quarter of 2017 to $892.4 million from $874.2 million in the first quarter of last year. Overall organic revenue growth contributed $18.7 million, or 2.1% in revenues. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period. Revenues from acquisitions contributed $10.0 million to the increase in revenues in the first quarter of 2017. Divestiture activity negatively impacted current period revenues by $0.7 million. The net effect of acquisitions and divestiture activity resulted in a 1.1% increase in revenues in the first quarter of 2017. The effect of foreign exchange rates unfavorably impacted total revenues in the first quarter of 2017 by $9.7 million, or 1.1%, as foreign currencies declined against the U.S. dollar.

2017 10-Q Report	Stericycle, Inc. • 29

Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”) revenues increased $17.6 million, or 2.9%, in the first quarter of 2017 to $633.7 million from $616.1 million in the first quarter of last year. Organic growth contributed $9.1 million, or 1.5%, and acquisitions contributed $7.1 million, or 1.1%, in revenues. Our Secure Information Destruction revenues were strong due to higher sales activity for both ongoing and one-time services combined with higher recycling revenue. The strengthening of the Canadian dollar positively affected 2017 revenues by $1.4 million, or 0.2%. Revenues related to Manufacturing and Industrial (“M&I”) waste services experienced a reduction of $8.4 million negatively impacting overall organic growth by 1.8%. This reduction was due to fewer on-call services related to softness in the U.S. industrial market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

International Regulated Waste and Compliance Services (“International RCS”) revenues decreased $6.4 million, or 3.4%, in the first quarter of 2017 to $181.6 million from $188.0 million in the first quarter of last year. Organic growth in the International RCS segment contributed $3.4 million in revenues, or 1.8%. In 2016, we began to exit certain patient transport service contracts in the UK, which negatively impacted our organic growth. Revenues from international acquisitions contributed $2.0 million to the increase in revenues in the first quarter of 2017. Divestiture activity negatively impacted current period revenues by $0.7 million. The net effect of acquisitions and divestiture activity resulted in a 0.7% increase in revenues in the first quarter of 2017. The effect of foreign exchange rates unfavorably impacted international revenues in the first quarter of 2017 by $11.2 million, or 5.9%, as foreign currencies declined against the U.S. dollar.

Other revenues related to Domestic Communication and Related Services increased $7.0 million, or 10.1%, in the first quarter of 2017 to $77.1 million from $70.0 million in the first quarter of last year, primarily due to serving new brands across many industries.

Cost of Revenues: Our consolidated 2017 cost of revenues increased $16.1 million, or 3.2%, in the first quarter of 2017 to $523.7 million from $507.6 million in the first quarter of last year. As a percentage of revenues, consolidated gross profit decreased to 41.3% in the first quarter of 2017 from 41.9% in the first quarter of last year. In general, international gross profit is lower than domestic gross profit because our international operations have fewer small account customers, which tend to generate higher gross profit. Historically, our international operations generate most of their revenues from large account customers, such as hospitals. As our international revenues increase as a percentage of consolidated revenues, consolidated gross profit percentages experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.

Domestic and Canada RCS cost of revenues increased $13.4 million, or 3.9%, in the first quarter of 2017 to $355.6 million from $342.2 million in the first quarter of last year. Gross profit as a percentage of revenues decreased to 43.9% in the first quarter of 2017 from 44.5% in the first quarter of last year primarily due to lower revenues from our M&I customers, which have a higher fixed cost structure. Pricing pressure on our small quantity regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues. We also experienced higher costs related to fuel, utilities and wages.

International RCS cost of revenues decreased $4.2 million, or 3.3%, in the first quarter of 2017 to $123.1 million from $127.3 million in the first quarter of last year. International gross profit as a percentage of revenues slightly decreased to 32.2% in the first quarter of 2017 from 32.3% in the first quarter of last year. Our international gross profit was negatively impacted by the inability to pass high inflation costs on to customers.

Selling, General and Administrative Expenses Exclusive of Adjusting Items, Depreciation and Amortization ("SG&A"): Our consolidated SG&A expenses increased $11.9 million, or 6.6%, in the first quarter of 2017 to $192.1 million from $180.2 million in the first quarter of last year to support our increase in revenues.

Domestic and Canada RCS SG&A expenses increased $3.5 million, or 4.1%, in the first quarter of 2017 to $89.2 million from $85.7 million in the first quarter of last year. As a percentage of revenues, SG&A increased to 14.1% in the first quarter of 2017 as compared to 13.9% in the first quarter of last year.

2017 10-Q Report	Stericycle, Inc. • 30

International RCS SG&A expenses decreased $3.8 million, or 9.3%, in the first quarter of 2017 to $37.1 million from $40.9 million in the first quarter of last year. As a percentage of revenues, SG&A decreased to 20.4% in the first quarter of 2017 as compared to 21.7% in the first quarter of last year due to M&I divestiture and reduced SG&A expense related to the exit of certain UK patient transport services contracts.

Income from Operations: Consolidated income from operations decreased by $26.4 million, or 18.7%, in the first quarter of 2017 to $114.5 million from $140.9 million in the first quarter of last year. Comparison of income from operations between 2017 and 2016 was affected by the following items:

During the first quarter of 2017, we recognized $19.8 million of expenses related to acquisition and integration activities, $3.6 million in certain litigation and professional services expenses, $2.9 million in restructuring, contract exit and plant conversion expenses, and a $0.4 million unfavorable change in fair value of contingent consideration.

During the first quarter of 2016, we recognized $22.3 million of expenses related to acquisition and integration activities, $1.3 million in certain litigation and professional services expenses, and $0.2 million in in restructuring, contract exit and plant conversion expenses, offset by a $2.6 million favorable change in the fair value of contingent consideration.

Consolidated depreciation and amortization expense increased to $58.2 million in the first quarter of 2017 compared to $48.4 million in the first quarter of last year, primarily due to increased amortization expense in late 2016 of Shred-it intangibles resulting from the finalization of the valuation and purchase accounting. As a percentage of revenues, depreciation and amortization expense increased to 6.5% as compared to 5.5% in 2016.

Domestic and Canada RCS income from operations decreased $6.8 million, or 4.2%, in the first quarter of 2017 to $154.6 million from $161.4 million in the first quarter of last year.

During the first quarter of 2017, we recognized $10.1 million in acquisition and integration, and plant conversion expenses.

During the first quarter of 2016, we recognized $12.1 million in acquisition and integration expenses.

Domestic and Canada RCS depreciation and amortization expense increased to $38.9 million in the first quarter of 2017 compared to $31.0 million in the first quarter of last year, primarily due to increased amortization expense of Shred-it intangibles. As a percentage of revenues, depreciation and amortization expense increased to 6.1% in the first quarter of 2017 as compared to 5.0% in the first quarter of last year.

International RCS income from operations decreased $2.2 million, or 15.7%, in the first quarter of 2017 to $11.8 million from $14.0 million in the first quarter of last year.

During the first quarter of 2017, we recognized $2.9 million in acquisition and integration, restructuring, contract exit and plant conversion expenses due to an initiative to realign our operations to reduce labor redundancies in our Latin American countries and exiting certain of our UK patient transport services contracts.

International RCS depreciation and amortization expense increased to $13.2 million in the first quarter of 2017 compared to $12.6 million in the first quarter of last year. As a percentage of revenues, depreciation and amortization expense increased to 7.3% in the first quarter of 2017 as compared to 6.7% in the first quarter of last year.

Net Interest Expense: Net interest expense decreased to $23.3 million in the first quarter of 2017 from $24.0 million in the first quarter of last year due to a reduction of our average debt balance.

Income Tax Expense: Income tax expense decreased to $31.1 million in the first quarter of 2017 from $38.0 million in the first quarter of last year. The effective tax rates for the first quarter of 2017 and 2016 were 34.7% and

2017 10-Q Report	Stericycle, Inc. • 31

32.9%, respectively. The increase in the current period tax rate, when compared to the prior year, is primarily related to higher discrete tax benefits recognized in 2016, as well as a higher proportion of pre-tax income in 2017 in the United States which has a higher statutory tax rate, compared to international operations.

Liquidity and Capital Resources:

The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting, and other covenants and restrictions, including a restriction on dividend payments:

$1.2 billion senior credit facility weighted average rate 2.23%, due in 2019
$1.0 billion term loan weighted average rate 2.33%, due in 2020
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
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023

The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At March 31, 2017, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At March 31, 2017, we had $346.5 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $126.5 million. We also had $138.9 million outstanding letters of credit under this facility. The unused portion of the revolving credit facility at March 31, 2017 was $714.6 million. At March 31, 2017, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.2% on our revolving credit facility
•	For borrowings less than one month, prime rate plus 0.3%
•	For borrowings greater than one month, LIBOR plus 1.3%

The weighted average rate of interest on the unsecured revolving credit facility was 2.23% per annum, which includes the 0.2% facility fee at March 31, 2017.

As of March 31, 2017, we had $970 million outstanding under our term loan credit facility. The weighted average rate of interest on the unsecured term loan facility was 2.33% per annum.

As of March 31, 2017, we had $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes outstanding issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable on October 15, 2017 for the seven-year notes and October 15, 2020 for the 10-year notes. We have classified our $175.0 million private placement notes that mature in October 2017 as long-term debt due to our intent to settle this obligation by borrowing on our $1.2 billion senior credit facility due in 2019.

As of March 31, 2017, we had $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes outstanding issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable on December 12, 2019 and December 12, 2022, respectively.

2017 10-Q Report	Stericycle, Inc. • 32

As of March 31, 2017, we had $200.0 million of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable on July 1, 2022 and July 1, 2023, respectively.

As of March 31, 2017, we had $150.0 million of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2016, and principal is payable on October 1, 2021 and October 1, 2023, respectively.

As of March 31, 2017, we had $193.2 million in promissory notes and deferred consideration outstanding issued in connection with acquisitions during 2008 through 2017, $101.3 million in foreign subsidiary bank debt outstanding, and $10.8 million in capital lease obligations.

Working Capital: At March 31, 2017, our working capital decreased $50.4 million to $180.4 million compared to $230.8 million at December 31, 2016.

Current assets decreased by $13.7 million, mostly driven by a $19.6 million decrease in accounts receivable due to strong collections during the first quarter of 2017, offset by a $2.8 million increase in cash and cash equivalents  and an increase of $5.7 million in prepaid expenses. Days sales outstanding ("DSO") was 62 days and 64 days at March 31, 2017 and December 31, 2016, respectively.

Current liabilities increased by $36.7 million during the first quarter of 2017 primarily related to reclassifying $21.8 million of term loan debt from long-term to current, an increase of $17.3 million in other current liabilities, and an increase of $15.3 million in accrued liabilities, offset by a decrease of $19.8 million in accounts payable.

Net Cash Change: Net cash provided by operating activities increased $18.4 million, or 11.7%, to $175.3 million during the first quarter of 2017 from $156.9 million in 2016 primarily due to strong collections during the first quarter of 2017.

Net cash used in investing activities during the first quarter of 2017 was $49.8 million compared to $58.3 million in 2016. We used $8.0 million less cash for acquisitions during the first quarter of 2017 than during the same period of 2016. Our capital expenditures decreased by $1.0 million in 2017 and, as percentage of revenues, were at 3.7% and 3.9% in 2017 and 2016, respectively.

Net cash used in financing activities was $124.1 million during the first quarter of 2017 compared to $108.4 million in the same period of 2016. In 2017, we repaid $92.3 million, net, of our senior credit facility and term loan facility compared to $66.6 million in 2016. We had preferred share repurchases of $9.6 million in 2017 compared to $37.7 million of common share repurchases in 2016. Dividends of $9.4 million and $10.1 million were paid to holders of our Series A Preferred Stock in 2017 and 2016, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $14.2 million on a pre-tax basis.

We have exposure to commodity pricing for gas and diesel fuel for our trucks, for the purchases of containers and boxes, and for the price we receive for shredded office paper. We do not hedge these items to manage the exposure.

2017 10-Q Report	Stericycle, Inc. • 33

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, because of material weaknesses in internal control over financial reporting described below.

Internal control over financial reporting.

Management of Stericycle is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

During 2016, the Company’s assessment included the global Shred-it business. Shred-it was acquired late in 2015 and resulted in significant integration activities throughout 2016 with a broad impact across the organization.

2017 10-Q Report	Stericycle, Inc. • 34

While the Company made progress in certain of the areas identified in the prior year, additional material weaknesses were identified. As a result, as of December 31, 2016, Stericycle management has identified material weaknesses related to: a lack of a framework to identify risks of material misstatement to the organization’s financial statements and appropriately designed controls to mitigate those risks; a lack of robust accounting policies to assist our finance organization with accounting for transactions appropriately and on a timely basis; insufficient design and communication of general information technology controls to support the effective operation of financial controls; and an insufficiently staffed finance organization with the requisite skills and ability to focus on ICFR matters to respond to the risks to the financial statements. These material weaknesses in the control environment, risk assessment, and control activity components of the COSO framework as of December 31, 2016 and March 31, 2017 are pervasive across our internal control processes.

Planned Remediation of Material Weaknesses

Since 2016, Stericycle has invested considerable time and resources towards redesigning our internal controls over financial reporting. This effort can be summarized as follows:

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

Risk Assessment

•	We have engaged external service providers to assist with performing a comprehensive risk assessment including the risk of fraud.
•	We are reviewing, analyzing, and properly documenting our processes related to internal controls over financial reporting.

2017 10-Q Report	Stericycle, Inc. • 35

•

We are implementing a financial reporting risk assessment and review process to ensure our significant accounting policies are implemented and applied properly under U.S. GAAP on a consistent basis throughout the Company.

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

Notwithstanding the existence of the material weaknesses as described above, we believe that the condensed consolidated financial statements in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Changes in internal controls.

We have undertaken strategic remedial actions to address the material weaknesses in our internal controls over financial reporting. These remedial actions continued throughout the quarter ended March 31, 2017 but have not materially affected our internal control over financial reporting.

Safe Harbor Statement: This press release may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions). Our actual results could differ significantly from the results described in the forward-looking statements. Factors that could cause such differences include changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, increases in transportation and other operating costs, the level of governmental enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, our obligations to service our substantial indebtedness and to comply with the covenants and restrictions contained in our private placement notes, term loan credit facility and revolving credit

2017 10-Q Report	Stericycle, Inc. • 36

facility, our ability to execute our acquisition strategy and to integrate acquired businesses, competition and demand for services in the regulated waste and secure information destruction industries, political, economic and currency risks related to our foreign operations, impairments of goodwill or other indefinite-lived intangibles, variability in the demand for services we provide on a project or non-recurring basis, exposure to environmental liabilities, fluctuations in the price we receive for the sale of paper, the outcome of pending or future litigation, disruptions in or attacks on our information technology systems, compliance with existing and future legal and regulatory requirements, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We make no commitment to disclose any subsequent revisions to forward-looking statements.

2017 10-Q Report	Stericycle, Inc. • 37

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of March 31, 2017, we had purchased a cumulative total of 21,251,733 shares.

There were no repurchases of shares of our common stock during the three months ended March 31, 2017.

ITEM 6. EXHIBITS

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

We have filed the following exhibits with this report:

Exhibit Index	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

2017 10-Q Report	Stericycle, Inc. • 38

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2017

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

2017 Q1 10-Q	Stericycle, Inc. • 39