Form 10-Q
period 2017-06-30
STERICYCLE INC
filed 2017-08-09
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "accelerated filer", "large accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On August 3, 2017, there were 85,338,685  shares of the Registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data
	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$44,191	$44,189
Accounts receivable, less allowance for doubtful accounts of $49,689 in 2017 and $49,645 in 2016	639,611	634,902
Prepaid expenses	66,907	46,214
Assets held for sale	8,797	9,134
Other current assets	36,608	39,179
Total Current Assets	796,114	773,618
Property, plant and equipment, less accumulated depreciation of $551,937 in 2017 and $495,215 in 2016	733,770	723,894
Goodwill	3,637,182	3,591,020
Intangible assets, less accumulated amortization of $332,423 in 2017 and $271,568 in 2016	1,839,434	1,861,973
Other assets	30,997	29,556
Total Assets	$7,037,497	$6,980,061
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$111,400	$72,822
Accounts payable	150,043	152,881
Accrued liabilities	561,129	228,526
Deferred revenues	19,239	17,902
Liabilities held for sale	2,094	2,858
Other current liabilities	71,328	67,864
Total Current Liabilities	915,233	542,853
Long-term debt, net	2,749,818	2,877,315
Deferred income taxes	513,949	645,371
Other liabilities	97,681	98,136
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), mandatory convertible preferred stock, Series A (694,380 issued and outstanding in 2017 and 726,500 issued and outstanding in 2016)	7	7
Common stock (par value $.01 per share, 120,000,000 shares authorized, 85,336,739 issued and outstanding in 2017 and 85,152,700 issued and outstanding in 2016)	853	852
Additional paid-in capital	1,155,131	1,166,457
Retained earnings	1,910,684	2,006,064
Accumulated other comprehensive loss	(316,737)	(367,643)
Total Stericycle, Inc.’s Equity	2,749,938	2,805,737
Noncontrolling interests	10,878	10,649
Total Equity	2,760,816	2,816,386
Total Liabilities and Equity	$7,037,497	$6,980,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 3

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$917,733	$891,621	$1,810,132	$1,765,802
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	513,277	488,950	1,014,107	972,701
Depreciation - cost of revenues	22,704	25,030	45,611	48,880
Selling, general and administrative expenses ("SG&A" - exclusive of depreciation and intangible amortization shown below)	538,150	220,343	756,991	421,436
Depreciation – SG&A	6,475	6,681	12,658	12,971
Intangible amortization – SG&A	29,481	50,909	58,570	69,183
Total Costs and Expenses	1,110,087	791,913	1,887,937	1,525,171
(Loss) Income from Operations	(192,354)	99,708	(77,805)	240,631
Other Income (Expense):
Interest income	28	9	102	30
Interest expense	(23,772)	(24,367)	(47,146)	(48,429)
Other expense, net	(1,607)	(2,118)	(3,151)	(3,369)
Total Other Expense	(25,351)	(26,476)	(50,195)	(51,768)
(Loss) Income Before Income Taxes	(217,705)	73,232	(128,000)	188,863
Income tax (benefit) expense	(73,513)	27,002	(42,365)	65,038
Net (Loss) Income	(144,192)	46,230	(85,635)	123,825
Less: net (loss) income attributable to noncontrolling interests	(150)	196	218	1,005
Net (Loss) Income Attributable to Stericycle, Inc.	(144,042)	46,034	(85,853)	122,820
Mandatory convertible preferred stock dividend	9,185	10,021	18,549	20,127
Gain on repurchase of preferred stock	(4,459)	(1,280)	(9,022)	(1,280)
Net (Loss) Income Attributable to Stericycle, Inc. Common Shareholders	$(148,768)	$37,293	$(95,380)	$103,973
(Loss) Earnings Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$(1.74)	$0.44	$(1.12)	$1.23
Diluted	$(1.74)	$0.43	$(1.12)	$1.21
Weighted Average Number of Common Shares Outstanding:
Basic	85,271,699	84,893,263	85,246,105	84,799,131
Diluted	85,271,699	85,760,686	85,246,105	85,798,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (Loss) Income	$(144,192)	$46,230	$(85,635)	$123,825

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	24,101	(32,946)	50,626	(15,782)
Amortization of cash flow hedge into income, net of tax expense ($171 and $173, and $342 and $345 for the three - and six - months ended June 30, 2017 and 2016, respectively).	266	269	532	538
Change in fair value of cash flow hedge, net of tax expense ($66 and $43, and $74 and $132 for the three - and six - months ended June 30, 2017 and 2016, respectively)	180	130	201	372
Total Other Comprehensive Income (Loss)	24,547	(32,547)	51,359	(14,872)

Comprehensive (Loss) Income	(119,645)	13,683	(34,276)	108,953
Less: comprehensive income attributable to noncontrolling interests	15	189	671	1,060
Comprehensive (Loss) Income Attributable to Stericycle, Inc. Common Shareholders	$(119,660)	$13,494	$(34,947)	$107,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(85,635)	$123,825
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	11,880	11,557
Depreciation	58,269	61,851
Intangible amortization	58,570	69,183
Deferred income taxes	(137,935)	4,515
Asset impairment charges and loss on disposal of assets held for sale	13,177	—
Other, net	502	(634)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	5,176	(12,888)
Accounts payable	(4,538)	(1,496)
Accrued liabilities	333,827	(13,303)
Other assets and liabilities	(16,215)	2,830
Net Cash Provided by Operating Activities	237,078	245,440
INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(21,159)	(42,097)
Capital expenditures	(63,092)	(67,133)
Proceeds from sale of property and equipment	409	1,355
Other	—	7
Net Cash Used in Investing Activities	(83,842)	(107,868)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(33,344)	(31,789)
Proceeds from foreign bank debt	1,907	27,619
Repayments of foreign bank debt	(10,992)	(36,953)
Repayment of term loan	(50,000)	(250,000)
Proceeds from senior credit facility	899,029	902,817
Repayments of senior credit facility	(924,968)	(715,653)
Payments of capital lease obligations	(1,779)	(2,605)
Payments for repurchase of common stock	—	(40,814)
Proceeds from issuance of common stock	4,415	30,308
Payments for repurchase of convertible preferred stock	(22,135)	(5,025)
Dividends paid on mandatory convertible preferred stock	(18,549)	(20,127)
Payments to noncontrolling interests	(708)	(6,961)
Net Cash Used in Financing Activities	(157,124)	(149,183)
Effect of exchange rate changes on cash and cash equivalents	3,890	297
Net change in cash and cash equivalents	2	(11,314)
Cash and cash equivalents at beginning of period	44,189	55,634
Cash and Cash Equivalents at End of Period	$44,191	$44,320

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$15,164	$23,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of January 1, 2016	770	$8	84,853	$849	$1,143,020	$1,868,645	$(282,631)	$17,947	$2,747,838
Net income						206,359		1,540	207,899
Currency translation adjustment							(86,340)	(235)	(86,575)
Change in qualifying cash flow hedge, net of tax							1,328		1,328
Issuance of common stock for stock-based compensation awards and employee stock purchases			661	6	44,763				44,769
Purchase and cancellation of treasury stock			(361)	(3)		(40,811)			(40,814)
Purchase and cancellation of convertible preferred stock	(44)	(1)			(42,194)	11,285			(30,910)
Preferred stock dividend						(39,414)			(39,414)
Stock-based compensation expense					20,455				20,455
Reduction to noncontrolling interests due to additional ownership					413			(8,603)	(8,190)
Balance as of December 31, 2016	726	7	85,153	852	1,166,457	2,006,064	(367,643)	10,649	2,816,386
Net (loss) income						(85,853)		218	(85,635)
Currency translation adjustment							50,173	453	50,626
Change in qualifying cash flow hedge, net of tax							733		733
Issuance of common stock for stock-based compensation awards and employee stock purchases			184	1	8,217				8,218
Purchase and cancellation of convertible preferred stock	(32)	—			(31,157)	9,022			(22,135)
Preferred stock dividend						(18,549)			(18,549)
Stock-based compensation expense					11,880				11,880
Reduction to noncontrolling interests due to additional ownership					(266)			(442)	(708)
Balance as of June 30, 2017	694	$7	85,337	$853	$1,155,131	$1,910,684	$(316,737)	$10,878	$2,760,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, “the Company”, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries consolidated financial statements and notes thereto, as filed with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2017.

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

During the three and six months ended June 30, 2017, we presented certain rent, utility and depreciation expenses in cost of revenues that had historically been recorded in selling, general and administrative expense (“SG&A”). We have reclassified $3.4 million of which $2.0 million was for rent and utility expenses and $1.4 million was for depreciation expenses from SG&A to cost of revenues for the three months ended June 30, 2016, and $6.0 million of which $3.4 million was for rent and utility expenses and $2.6 million was for depreciation expenses from SG&A to cost of revenues for the six months ended June 30, 2016 to conform to the current period presentation.

NOTE 2 – NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment

Effective January 1, 2017, the Company early adopted the guidance in Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The adoption of this standard did not have a material impact on our financial statements.

2017 10-Q Report	Stericycle, Inc. • 8

Statement of Cash Flows

Effective January 1, 2017, the Company early adopted the guidance in ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This ASU clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. Based on the results of the Company’s analysis, there is no impact on our financial statements, as our treatment of the relevant affected items on the Condensed Consolidated Statements of Cash Flows is consistent with the requirements of this guidance.

Accounting Standards Issued But Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single and comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The Company currently anticipates adopting this ASU using the modified retrospective method. The Company continues to assess its various revenue streams to identify performance obligations under this ASU and the key aspects of the standard that will impact the Company's revenue and expense recognition process. Based upon our preliminary assessments, the Company expects that contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with multi-year service contracts, will be capitalized and amortized over the economic life of the contracts. Under the current guidance, the Company expenses such costs when incurred. The Company continues to work with third party service providers to assist us in our review of implementing the new revenue recognition standard and implementing an information technology solution. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognition. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

Definition of a Business

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements. This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. Due to the number of acquisitions the Company completes in any year, there may be instances where the acquisition will be determined to be an acquisition of assets instead of a business. The Company believes this will be a minority of the acquisitions completed in any year and that there will not be a material impact to our financial statements.

2017 10-Q Report	Stericycle, Inc. • 9

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This guidance will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance should be applied on a modified retrospective basis. This ASU is effective for the Company beginning January 1, 2019. During the second quarter of 2017, the Company engaged a third party service provider to assist us in our review of implementing the new leases standard, and we have begun the initial evaluation of the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Compensation – Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. We do not expect the adoption to have a material impact on our financial statements.

NOTE 3 – ACQUISITIONS, DIVESTITURES, AND ASSETS HELD FOR SALE

Acquisitions

During the six months ended June 30, 2017, we completed 19 acquisitions.

Domestically and in Canada, we acquired 100% of the stock of one and selected assets and liabilities of nine secure information destruction businesses. We also acquired selected assets and liabilities of two regulated waste businesses and one communication services business.

Internationally (exclusive of Canada), we acquired selected assets and liabilities of one regulated waste business and one secure information destruction business in the Netherlands, and selected assets and liabilities of two regulated waste businesses in the Republic of Korea. We also acquired 100% of the stock of one regulated waste business in Portugal and one regulated waste business in Spain.

The acquisitions were all considered to be business combinations.

2017 10-Q Report	Stericycle, Inc. • 10

The following table summarizes the locations of our acquisitions for the six months ended June 30, 2017:

Acquisition Locations	2017
United States	12
Canada	1
Republic of Korea	2
Netherlands	2
Portugal	1
Spain	1
Total	19

The following table summarizes the acquisition date fair value of consideration transferred for the current period acquisitions and the adjustments to the consideration transferred for prior year acquisitions during the six months ended June 30, 2017:

In thousands
	Six Months Ended June 30, 2017
	Current Period Acquisitions	Adjustments to Prior Year Acquisitions	Total
Cash	$21,140	$19	$21,159
Promissory notes	14,550	(440)	14,110
Deferred consideration	1,001	—	1,001
Contingent consideration	53	—	53
Total purchase price	$36,744	$(421)	$36,323

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the six months ended June 30, 2017, we recognized an increase in goodwill of $20.5 million related to current period acquisitions, excluding the effect of foreign currency translation. Approximately $18.3 million of the goodwill recognized from current period acquisitions will be deductible for income taxes.

During the six months ended June 30, 2017, we recognized an increase of $13.4 million in the estimated fair value of acquired customer relationships for current period acquisitions, excluding the effect of foreign currency translation, with amortizable lives of 10 to 40 years.

The fair value of consideration transferred in a business combination is allocated to the tangible and intangible assets assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the respective opening balance sheets. The following table summarizes the preliminary purchase price allocation for current period acquisitions and various adjustments to our prior year acquisitions during the six months ended June 30, 2017:

In thousands
	Six Months Ended June 30, 2017
	Current Period Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$2,515	$(979)	$1,536
Intangibles	13,436	5,800	19,236
Goodwill	20,514	(1,877)	18,637
Net other assets/(liabilities)	593	(9)	584
Net deferred tax liabilities	(314)	(3,356)	(3,670)
Total purchase price allocation	$36,744	$(421)	$36,323

During the three months ended June 30, 2017 and 2016, the Company incurred $23.7 million and $25.2 million, respectively, of acquisition and integration expenses related to acquiring businesses, reported within SG&A on the

2017 10-Q Report	Stericycle, Inc. • 11

Condensed Consolidated Statements of (Loss) Income. During the six months ended June 30, 2017 and 2016, these costs were $43.6 million and $47.4 million, respectively. Acquisition-related costs are costs the Company incurs to effect a business combination such as due diligence and legal expenses, costs of maintaining an internal acquisitions department, direct travel expenses related to acquisitions, government fees, and environmental studies. Integration-related costs are costs the Company incurs after an acquisition is completed to integrate the acquired business’ operations with the Company and include, for example, integration of our sales and collection processes and systems to support those efforts, rebranding to the Company’s name, severance expense related to personnel redundancies, and other. The results of operations of these acquired businesses have been included on the Condensed Consolidated Statements of (Loss) Income from the date of the acquisition. Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s results of operations.

Divestitures

During the second quarter of 2017, we sold certain assets and liabilities in the UK for $1.2 million resulting in a pretax loss of $3.6 million ($2.9 million, net of tax) which is included in SG&A on the Condensed Consolidated Statements of (Loss) Income.

Assets and Liabilities Held for Sale

As of June 30, 2017, we have certain of our international operations classified as held for sale. No material changes to the fair value of these assets and liabilities held for sale were recorded during the three and six months ended June 30, 2017. Fair value of these assets and liabilities held for sale is subject to changes in estimates as a result of evolving market conditions, negotiations, and other matters. The assets and liabilities of the disposal groups are presented in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Balance Sheets.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheet at June 30, 2017:

In thousands
Total current assets	$3,295
Fixed assets	4,494
Goodwill	279
Intangibles	375
Other assets	354
Assets held for sale	$8,797

Total current liabilities	$1,751
Deferred income taxes	343
Liabilities held for sale	$2,094

NOTE 4 – RESTRUCTURING, CONTRACT EXIT AND PLANT CONVERSION EXPENSES

During the first quarter of 2017, management began executing a realignment of our operations to reduce labor redundancies and facility costs in our Latin American countries. Various operating locations, primarily in Brazil, have been consolidated to increase efficiency while reducing headcount. For the three months ended June 30, 2017, the Company recorded $5.9 million of restructuring expenses of which $2.0 million related to employee severance, $3.6 million was long-lived assets and operating permits impairment charges, and $0.3 million was other related expenses. For the six months ended June 30, 2017, the Company recorded $6.6 million of restructuring expenses of which $2.6 million related to employee severance, $3.6 million was long-lived assets and operating permits impairment charges, and $0.4 million was other related expenses. These expenses are reflected as part of SG&A on the Condensed Consolidated Statements of (Loss) Income. The recorded restructuring liabilities

2017 10-Q Report	Stericycle, Inc. • 12

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

For the three and six months ended June 30, 2017, the Company recorded $1.1 million and $2.5 million, respectively, of expenses to exit certain of our patient transportation services contracts in the UK which are reflected as part of SG&A on the Condensed Consolidated Statements of (Loss) Income.

For the three months ended June 30, 2017, the Company recorded $7.2 million of plant conversion and other related expenses of which $5.5 million was operating permits and customer relationships impairment charges and $1.7 million was other costs due to rationalizing our operations and environmental liabilities primarily in our Latin America countries. For the six months ended June 30, 2017, the Company recorded $8.0 million of plant conversion and other related expenses of which $5.9 million was operating permits and customer relationships impairment charges and $2.1 million was other costs due to rationalizing our operations and environmental liabilities primarily in our Latin America countries. These expenses are reflected as part of SG&A on the Condensed Consolidated Statements of (Loss) Income.

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

The effective tax rates for the three months ended June 30, 2017 and 2016 were 33.8% and 36.9%, respectively. The decrease in the current period tax rate, when compared to the prior period, is primarily due to the tax impact of the charge associated with the proposed settlement, in the amount of $295.0 million, of the small quantity customer class action lawsuit in the U.S. (see Note 14 – Legal Proceedings) resulting in a lower proportion of U.S. pre-tax income which has a higher statutory tax rate when compared to international operations.

NOTE 6 – STOCK-BASED COMPENSATION

At June 30, 2017, we had the following incentive stock plans:

•	the 2017 Incentive Stock Plan, which our stockholders approved in May 2017;
•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;
•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;
•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;
•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;
•	the 2000 Non-statutory Stock Option Plan, which expired in February 2010; and
•	the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001.

2017 10-Q Report	Stericycle, Inc. • 13

Stock Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and the ESPP included on the Condensed Consolidated Statements of (Loss) Income:

In thousands
	Three Months June 30,		Six Months June 30,
	2017	2016	2017	2016
Cost of revenues - stock option plan	$13	$12	$26	$27
Selling, general and administrative - stock option plan	3,809	4,585	7,889	9,337
Selling, general and administrative - RSUs	1,546	399	2,947	958
Selling, general and administrative - PSUs	188	—	376	—
Selling, general and administrative - ESPP	325	456	642	1,235
Total pre-tax expense	$5,881	$5,452	$11,880	$11,557

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to options with graded vesting is recognized using the straight-line method over the vesting period. Stock option activity during the six months ended June 30, 2017, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of January 1, 2017	5,468,732	$96.90
Granted	436,784	83.25
Exercised	(106,024)	50.23
Forfeited	(80,104)	112.48
Cancelled or expired	(92,591)	98.99
Outstanding as of June 30, 2017	5,626,797	$96.47	5.06	$21,647
Exercisable as of June 30, 2017	3,586,680	$89.37	4.36	$21,644

At June 30, 2017, there was $37.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.11 years.

The following table sets forth the intrinsic value of options exercised for the three and six months ended June 30:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total intrinsic value of options exercised	$352	$7,021	$3,260	$20,250

The intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

2017 10-Q Report	Stericycle, Inc. • 14

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options granted (shares)	11,185	31,538	436,784	1,040,107
Weighted average fair value at grant date	$19.97	$19.69	$19.54	$20.17
Assumptions:
Expected term (in years)	4.83	4.80	4.82	4.77
Expected volatility	22.78%	20.96%	22.67%	18.11%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.80%	1.26%	1.90%	1.22%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. Our 2017 Plan includes a share reserve for RSUs granted at a 1-1 ratio while our 2008, 2011, and 2014 Plans reserve at a 2-1 ratio.

A summary of our RSU activity during the six months ended June 30, 2017, is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of January 1, 2017	114,838	$104.22
Granted	202,711	83.30
Vested and released	(34,079)	93.86
Forfeited	(9,169)	95.52
Outstanding as of June 30, 2017	274,301	$90.33	2.38	$20,936

At June 30, 2017, there was $23.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 4.03 years.

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

NOTE 7 – PREFERRED STOCK

At June 30, 2017, we had 1,000,000 authorized shares of preferred stock and 694,380 shares issued and outstanding of mandatory convertible preferred stock.

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

2017 10-Q Report	Stericycle, Inc. • 15

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

We declared and paid dividends of $9.2 million and $10.0 million to the preferred stock shareholders during the three months ended June 30, 2017 and 2016, respectively, and $18.5 million and $20.1 million for the six months ended June 30, 2017 and 2016, respectively.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the six months ended June 30, 2017:

Period	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
January 1 - January 31, 2017	100,000	$6,551	$65.51
February 1 - February 28, 2017	40,694	2,668	65.57
March 1 - March 31, 2017	5,006	351	70.00
April 1 - April 30, 2017	75,500	5,511	73.00
May 1 - May 31, 2017	65,000	4,709	72.44
June 1 - June 30, 2017	35,000	2,345	67.00
Total	321,200	$22,135	$68.91

Repurchases of our mandatory convertible preferred stock resulted in a $9.0 million increase to retained earnings, because we redeemed the preferred stock at a discount. The 321,200 depository shares are equivalent to 32,120 units of preferred stock.

NOTE 8 – (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, PSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use the "if-converted method." Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back as an adjustment to the numerator. The mandatory convertible preferred shares are assumed to be converted to

2017 10-Q Report	Stericycle, Inc. • 16

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

The following table sets forth the computation of basic and diluted (loss) earnings per share:

In thousands, except share and per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to Stericycle, Inc.	$(144,042)	$46,034	$(85,853)	$122,820
Mandatory convertible preferred stock dividend	9,185	10,021	18,549	20,127
Gain on repurchase of preferred stock	(4,459)	(1,280)	(9,022)	(1,280)
Numerator for basic (loss) earnings per share attributable to Stericycle, Inc. common shareholders	$(148,768)	$37,293	$(95,380)	$103,973
Denominator:
Denominator for basic (loss) earnings per share – weighted average shares	85,271,699	84,893,263	85,246,105	84,799,131
Effect of diluted securities:
Dilutive effect of stock-based compensation awards	—	867,423	—	999,761
Mandatory convertible preferred stock (a)	—	—	—	—
Denominator for diluted (loss) earnings per share - adjusted weighted average shares and after assumed exercises (b)	85,271,699	85,760,686	85,246,105	85,798,892
(Loss) earnings per share – Basic	$(1.74)	$0.44	$(1.12)	$1.23
(Loss) earnings per share – Diluted (b)	$(1.74)	$0.43	$(1.12)	$1.21
(a)

The weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling of 5,151,160 and 5,624,139 for the three months ended June 30, 2017 and 2016, respectively, and 5,207,080 and 5,637,757 for the six months ended June 30, 2017 and 2016, respectively, were excluded from the computation of diluted (loss) earnings per share as such conversion would have been anti-dilutive.

(b)	Due to the net loss for the three and six months ended June 30, 2017, dilutive loss per share is the same as basic.

For the three and six months ended June 30, 2017, options to purchase shares of 4,776,294 and 4,713,228, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2017, 327,336 and 328,984, respectively, incremental shares related to stock options were not included in the computation of diluted loss per share because of the net loss during the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2016, options to purchase shares of 2,961,595 and 2,662,834, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2017, RSUs of 45,597 and 47,617 respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2017, 20,729 and 19,709, respectively, incremental shares related to RSUs were not included in the computation of diluted loss per share because of the net loss during the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2016, RSUs of 650 and 500, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

The Company had outstanding PSUs during the three and six months ended June 30, 2017 that were eligible to vest into a maximum of 10,348 shares of common stock subject to the achievement of specified performance

2017 10-Q Report	Stericycle, Inc. • 17

conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding PSUs have been excluded from the loss per share calculation for the three and six months ended June 30, 2017 as the performance conditions were not satisfied as of the end of the period.

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

The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets:

In thousands
		Fair Value Measurements Using
	Total as of June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$64	$64	$—	$—
Derivative financial instruments	476	—	476	—
Total	$540	$64	$476	$—
Liabilities:
Contingent consideration	$22,985	$—	$—	$22,985

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$62	$62	$—	$—
Derivative financial instruments	816	—	816	—
Total	$878	$62	$816	$—
Liabilities:
Contingent consideration	$24,119	$—	$—	$24,119

2017 10-Q Report	Stericycle, Inc. • 18

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

We recorded a $0.5 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets at June 30, 2017. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $23.0 million as of June 30, 2017, of which $6.8 million was classified as Current liabilities. Contingent consideration liabilities were $24.1 million at December 31, 2016, of which $8.1 million was classified as Current liabilities. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues, earnings, or other milestones related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $25.7 million at June 30, 2017. Contingent consideration liabilities are reassessed each reporting period and are reflected on the Condensed Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration as of January 1, 2017	$24,119
Increases due to acquisitions	53
Changes due to foreign currency fluctuations	80
Changes in fair value reflected in selling, general, and administrative expenses	401
Other	(1,668)
Contingent consideration as of June 30, 2017	$22,985

At June 30, 2017, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.87 billion, which was also equal to the carrying amount. At December 31, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.97 billion compared to a carrying amount of $2.96 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, Accounts payable and Accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

2017 10-Q Report	Stericycle, Inc. • 19

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The changes in the carrying amount of goodwill since January 1, 2016, by reportable segment and for the “Other” category (see Note 13 – Segment Reporting), were as follows:

In thousands
	Domestic and Canada RCS (a)	International RCS (b)	Other	Total
Balance as of January 1, 2016	$2,842,711	$632,491	$282,975	$3,758,177
Goodwill acquired during year	41,517	8,381	2,871	52,769
Purchase accounting adjustments	(77,247)	(78,894)	(5,048)	(161,189)
Other changes	—	(7,486)	—	(7,486)
Changes due to foreign currency fluctuations	4,820	(56,071)	—	(51,251)
Balance as of December 31, 2016	2,811,801	498,421	280,798	3,591,020
Goodwill acquired during the period	11,527	4,372	4,615	20,514
Purchase accounting adjustments	(3,874)	(76)	2,073	(1,877)
Other changes	—	(195)	—	(195)
Changes due to foreign currency fluctuations	5,212	22,508	—	27,720
Balance as of June 30, 2017	$2,824,666	$525,030	$287,486	$3,637,182
(a)	Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”)
(b)	International Regulated Waste and Compliance Services (“International RCS”)

Current period adjustments to goodwill for certain 2016 acquisitions are primarily due to the finalization of intangible asset valuations.

Other Intangible Assets:

At June 30, 2017 and December 31, 2016, the values of other intangible assets were as follows:

In thousands
	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,588,761	$322,378	$1,266,383	$1,553,398	$261,306	$1,292,092
Covenants not-to-compete	7,888	5,378	2,510	9,491	6,371	3,120
Tradenames	5,872	1,595	4,277	5,708	1,365	4,343
Other	18,603	3,072	15,531	19,076	2,526	16,550
Indefinite lived intangibles:
Operating permits	230,449	—	230,449	229,396	—	229,396
Tradenames	320,284	—	320,284	316,472	—	316,472
Total	$2,171,857	$332,423	$1,839,434	$2,133,541	$271,568	$1,861,973

2017 10-Q Report	Stericycle, Inc. • 20

The changes in the carrying amount of intangible assets since January 1, 2016 were as follows:

In thousands
Balance as of January 1, 2016	$1,842,561
Intangible assets acquired during the year	35,564
Valuation adjustments for prior year acquisitions	168,979
Intangible write-offs due to disposition and assets held for sale	(15,961)
Impairments during the year	(1,406)
Intangible amortization during the year	(129,300)
Changes due to foreign currency fluctuations	(38,464)
Balance as of December 31, 2016	1,861,973
Intangible assets acquired during the period	13,436
Valuation adjustments for prior year acquisitions	5,800
Intangible write-offs due to disposition and assets held for sale	(230)
Impairments during the period	(6,185)
Intangible amortization during the period	(58,570)
Changes due to foreign currency fluctuations	23,210
Balance as of June 30, 2017	$1,839,434

Our indefinite-lived intangible assets include permits and certain tradenames. We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore these are not amortized.

Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives ranging from 5 to 40 years based upon the type of customer and a weighted average remaining useful life of 15.0 years. We have covenants not-to-compete intangibles with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 3.0 years. We have tradename intangibles with useful lives ranging from 10 to 40 years and a weighted average remaining useful life of 15.9 years. Other intangibles mainly consist of landfill air rights and have a weighted average remaining useful life of 17.0 years.

For the three and six months ended June 30, 2017, we recognized $5.8 million and $6.2 million, respectively, of impairment charge as part of SG&A on the Consolidated Statements of (Loss) Income. For more details, see Note 4 – Restructuring, Contract Exit and Plant Conversion Expenses.

During the three months ended June 30, 2017 and 2016, the aggregate intangible amortization expense was $29.5 million and $50.9 million, respectively. For the six months ended June 30, 2017 and 2016, the aggregate intangible amortization expense was $58.6 million and $69.2 million, respectively.

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2017	$117,117
2018	117,128
2019	116,811
2020	116,039
2021	115,575

The estimates for amortization expense noted above are based upon foreign exchange rates at June 30, 2017.

2017 10-Q Report	Stericycle, Inc. • 21

NOTE 11 – DEBT

Long-term debt consisted of the following:

In thousands
	June 30, 2017	December 31, 2016
Obligations under capital leases	$9,955	$11,121
$1.2 billion senior credit facility weighted average rate 2.36%, due in 2019	390,624	407,119
$1.0 billion term loan weighted average rate 2.53%, due in 2020	950,000	1,000,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	150,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	200,000
$100 million private placement notes 2.79%, due in 2023	100,000	100,000
$150 million private placement notes 3.18%, due in 2023	150,000	150,000
Promissory notes and deferred consideration weighted average rate of 2.10% and weighted average maturity of 3.1 years	173,478	191,648
Foreign bank debt weighted average rate 6.56% and weighted average maturity of 1.6 years	95,059	99,428
Total debt	2,869,116	2,959,316
Less: current portion of total debt	111,400	72,822
Less: unamortized debt issuance costs	7,898	9,179
Long-term portion of total debt	$2,749,818	$2,877,315

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At June 30, 2017, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At June 30, 2017 and December 31, 2016, we had $133.6 million and $138.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility was $675.8 million and $654.9 million at June 30, 2017 and December 31, 2016, respectively.

We classified our $175.0 million private placement notes that mature in October 2017 as long-term debt due to our intent to settle this obligation by borrowing on the available and unused capacity of our $1.2 billion senior credit facility due in 2019.

As disclosed in our current report on Form 8-K filed on August 2, 2017, we entered into amendments to the agreements governing our senior credit facility, term loan and private placement notes, which amend the financial covenants therein to modify the definition of Consolidated EBITDA and provisions relating to permissible Consolidated Leverage Ratio to permit the Company to make the payment contemplated by the Proposed MDL Settlement (see Note 14 – Legal Proceedings). If at the end of any fiscal quarter, the Consolidated Leverage Ratio, on a pro forma basis as of such date and immediately after giving effect to the settlement payment of the Proposed MDL Settlement  is greater than 3.50 to 1.00, the Company may, in its sole discretion, elect to increase the maximum Consolidated Leverage Ratio to 4.00 to 1.00 as of the end of the fiscal quarter in which the full payment for the Proposed MDL Settlement occurred and in any subsequent fiscal quarter ending on or prior to September 30, 2018; provided, however, in no event shall the elevated ratio permitted by the immediately preceding clause extend after September 30, 2018.

The August 2, 2017 amendments referenced above further provide that, if at the end of any fiscal quarter of the Company, the Consolidated Leverage Ratio exceeded 3.75 to 1.00 but is at or below 4.00 to 1.00, the per annum interest rate (including any Default Rate, if applicable) otherwise applicable shall be increased by 50 basis points (.50%) from the date of such Leverage Increase to but not including the date that the Consolidated Leverage Ratio is 3.75 to 1.00 or less.

2017 10-Q Report	Stericycle, Inc. • 22

NOTE 12 – ENVIRONMENTAL REMEDIATION LIABILITIES

We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated. We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable. Such accruals are based on currently available information, estimated timing of remediation actions, existing technology, and enacted laws and regulations. The liability for environmental remediation is included on the Condensed Consolidated Balance Sheets in current liabilities within Accrued liabilities and in noncurrent liabilities within Other liabilities.

At June 30, 2017 and December 31, 2016, the total environmental remediation liabilities recorded were $32.9 million and $30.9 million of which $5.7 million and $2.4 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets, respectively. We project costs over approximately 30 years.

As discussed in Note 14 – Legal Proceedings, in the second quarter of 2017 we recorded an environmental liability of $2.0 million related to a portion of a hazardous waste facility in Mexico based upon our initial assessment. We are continuing to assess the level of required remediation, as well as other potentially responsible parties, and will adjust our estimate in the future as appropriate.

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

Our Domestic and Canada and International Regulated Waste and Compliance Services segments include medical waste disposal, pharmaceutical waste disposal, hazardous waste management, sustainability solutions for expired or unused inventory, secure information destruction of documents and e-media, training and consulting through our Steri-Safe® and Clinical Services programs, and other regulatory compliance services.

Our Domestic Communication and Related Services segment consists of inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits.

Our two reportable segments are:

•	Domestic and Canada RCS, and
•	International RCS.

2017 10-Q Report	Stericycle, Inc. • 23

The following tables show financial information for the Company's reportable segments:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Domestic and Canada RCS	$649,106	$630,652	$1,282,839	$1,246,783
International RCS	180,061	194,865	361,641	382,874
All other	88,566	66,104	165,652	136,145
Total	$917,733	$891,621	$1,810,132	$1,765,802
Gross Profit
Domestic and Canada RCS	$284,910	$285,473	$563,013	$559,388
International RCS	56,498	60,898	114,990	121,631
All other	40,344	31,270	72,411	63,202
Total	$381,752	$377,641	$750,414	$744,221
Intangible amortization
Domestic and Canada RCS	$21,890	$36,405	$43,590	$47,722
International RCS	5,585	12,525	10,929	17,502
All other	2,006	1,979	4,051	3,959
Total	$29,481	$50,909	$58,570	$69,183
Adjusted EBITA (a)
Domestic and Canada RCS	$197,417	$192,198	$383,866	$377,050
International RCS	18,356	16,715	38,401	35,646
All other	(32,673)	(16,810)	(68,797)	(40,241)
Total	$183,100	$192,103	$353,470	$372,455

The following table reconciles the Company's primary measure of segment profitability (EBITA) to income from operations:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITA (a)	$183,100	$192,103	$353,470	$372,455
Intangible amortization expenses (see Note 10)	(29,481)	(50,909)	(58,570)	(69,183)
Acquisition and integration expenses (see Note 3)	(23,738)	(25,185)	(43,558)	(47,443)
Litigation and professional services expenses (b)	(304,430)	(2,664)	(308,050)	(3,964)
Restructuring, plant conversion and other related expenses, and contract exit expenses (see Note 4)	(5,067)	(13,637)	(7,519)	(13,878)
Asset impairment charges and loss on disposal of assets held for sale (see Notes 3 and 4)	(12,738)	—	(13,177)	—
Change in fair value of contingent consideration (see Note 9)	—	—	(401)	2,644
Income from operations	$(192,354)	$99,708	$(77,805)	$240,631
(a)	Adjusted EBITA is defined as income from operations exclusive of intangible amortization and other adjusting items reconciled in the table below.

(b)

Litigation and professional services expenses generally consist of legal expenses to defend significant lawsuits and any related settlements as well as certain advisory and consultative services for significant project initiatives which are reflected as part of SG&A on the Condensed Consolidated Statements of (Loss) Income. The litigation and professional services expenses for the three and six months ended June 30, 2017 reflect the pre-tax accrual of $295.0 million contemplated as part of the Proposed MDL Settlement (see Note 14 – Legal Proceedings).

2017 10-Q Report	Stericycle, Inc. • 24

The following table shows consolidated revenues by service:

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Regulated Waste and Compliance Services	$512,321	$523,303	$1,023,498	$1,029,884
Secure Information Destruction Services	212,409	190,534	416,484	375,164
Communication and Related Services	102,868	82,549	196,384	170,498
Manufacturing and Industrial Services	90,135	95,235	173,766	190,256
Revenues	$917,733	$891,621	$1,810,132	$1,765,802

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

2017 10-Q Report	Stericycle, Inc. • 25

answer to that pleading on March 25, 2016, generally denying the allegations therein and asserting a variety of affirmative defenses.

Plaintiffs filed a motion for class certification on January 29, 2016. On February 16, 2017, the Court entered an order granting Plaintiffs’ motion for class certification. The Court certified a class of “[a]ll persons and entities that, between March 8, 2003 through the date of trial resided in the United States (except Washington and Alaska), were identified by Stericycle as ‘Small Quantity’ or ‘SQ’ customer, and were charged and paid more than their contractually-agreed price for Stericycle’s medical waste disposal goods and services pursuant to Stericycle’s automated price increase policy. Governmental entities whose claims were asserted in United States ex rel. Perez v. Stericycle Inc. shall be excluded from the class.” On March 2, 2017, Stericycle filed a motion for reconsideration and clarification relating to the Court’s class certification decision, which motion remains pending. The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached an agreement in principle for settlement in July 2017 (the “Proposed MDL Settlement”).

As we disclosed in a current report on Form 8-K filed on August 2, 2017, under the terms of the Proposed MDL Settlement that will be submitted to the Court for approval, we will establish a common fund of $295.0 million from which will be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration. Our existing contracts with customers will remain in force, while we will also establish as part of the Proposed MDL Settlement guidelines for future price increases and provide customers additional transparency regarding such increases. The Proposed MDL Settlement will also address additional matters, including the availability of alternative dispute resolution for members of the settlement class. The Proposed MDL Settlement is not yet final and remains subject to Court approval of a final agreement. In the Proposed MDL Settlement, we are admitting no fault or wrongdoing whatsoever, and are entering into the Proposed MDL Settlement in order to avoid the cost and uncertainty of litigation.

In view of the Proposed MDL Settlement, we recorded a pre-tax accrual of $295.0 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2017 and a pre-tax charge of $295.0 million in SG&A on the Consolidated Statements of (Loss) Income for three and six months ended June 30, 2017.

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

On November 1, 2016, the Court appointed the Public Employees’ Retirement System of Mississippi and the Arkansas Teacher Retirement System as Lead Plaintiffs and their counsel as Lead Counsel. On February 1, 2017, Lead Plaintiff filed a Consolidated Amended Complaint with additional purported factual material supporting the same legal claims from the prior complaints for a class period from February 7, 2013 through September 18, 2016.

2017 10-Q Report	Stericycle, Inc. • 26

Defendants filed a motion to dismiss the Consolidated Amended Complaint on April 1, 2017. On May 19, 2017, Plaintiffs filed a response in opposition to the motion to dismiss and on June 19, 2017, Defendants filed a reply brief in support of their motion  The motion to dismiss is currently pending.

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

Shareholder Derivative Lawsuits. On September 1, 2016, a purported stockholder filed a putative derivative action complaint in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company and its stockholders by causing the Company to allegedly overcharge certain customers in breach of those customers’ contracts, otherwise provide unsatisfactory customer service and injure customer relationships, and make materially false and misleading statements and omissions regarding the Company’s business, operational and compliance policies between February 7, 2013 and the present. On March 1, 2017, another purported stockholder filed a putative derivative action complaint containing substantially similar allegations in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The Company notes, among other things, that, in addition to failing to make the required demand on the board of directors, both of these filings are in violation of the Company’s Bylaws, which require any such actions to be brought in a court in Delaware. On June 29, 2017, the Court entered an agreed order consolidating the two putative derivative actions for all purposes under the caption Kausal Shah v. Charles A. Alutto, et al. On July 11, 2017, the Court entered a further agreed order appointing lead counsel for plaintiffs and staying the action pending resolution of the motion to dismiss the securities class action discussed above. Pursuant to the agreed order, defendants reserve all potential defenses to both actions, should the stay be lifted.

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

The Company’s Board of Directors has constituted a Special Demand Review Committee to investigate the claims made in the demand letter and the Committee has retained independent counsel to assist with the investigation. The Committee’s investigation is ongoing.

TCPA Lawsuit. On June 3, 2016, a plaintiff filed a putative class action, captioned Ibrahim v. Stericycle, Inc., No. 16-cv-4294 (N.D. Ill.), against us and our wholly-owned subsidiary, Stericycle Communication Solutions, Inc., under the Telephone Consumer Protection Act (“TCPA”), asserting that the defendants called plaintiff and others in violation

2017 10-Q Report	Stericycle, Inc. • 27

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

On April 5, 2017, plaintiff sought leave to file an amended complaint which would add a claim under the Illinois Automatic Telephone Dialers Act (which does not include an “emergency” exception) and certain additional allegations. We filed an opposition to this motion on April 28, 2017, contending that the proposed amendments are futile and that we are entitled to summary judgment. On June 27, 2017, the court permitted plaintiff to file the amended complaint. We have answered plaintiff’s amended complaint, denying liability, and in light of the amended complaint, have withdrawn our motion for summary judgment without prejudice.

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

FCPA Investigation. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the Foreign Corrupt Practices Act (“FCPA”) or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America. In addition, the Department of Justice has notified the Company that it is investigating this matter in parallel with the SEC. The Company is cooperating with these agencies. The Company is also conducting an internal investigation of these matters, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct. We have not accrued any amounts in respect of this matter, as we cannot estimate any reasonably possible loss or any range of reasonably possible losses that we may incur. We are unable to make such an estimate because, based on what we know now, in our judgment, the factual and legal issues presented in this matter are sufficiently unique that we are unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.

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

2017 10-Q Report	Stericycle, Inc. • 28

time, we may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities.

North Salt Lake, Utah. On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah (the “USAO”) relating to an investigation by the USAO and the Criminal Investigation Division of the U.S. Environmental Protection Agency (the “EPA”) of the same facts underlying the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The USAO and EPA are investigating whether the matters forming the basis of the NOV constitute criminal or civil violations of the Clean Air Act and other federal statutes. On July 24, 2017, we extended the tolling agreement to August 31, 2017. Under the tolling agreement as extended, the period from March 1, 2016 through August 31, 2017 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes. The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding. We continue to cooperate with the investigation and have engaged in discussions with the USAO and EPA regarding the parties’ current factual and legal positions. We will continue to evaluate the USAO’s position and to explore a number of potential alternatives, including a negotiated resolution and potential litigation.

We have not accrued any amounts in respect of this investigation, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) the Company and the USAO and EPA continue to exchange information and develop their respective factual and legal positions, and (ii) in our judgment, the factual and legal issues raised in the investigation are sufficiently unique that we are unable to identify other investigations with circumstances sufficiently comparable to provide guidance in making estimates.

Rancho Cordova, California. The California Department of Toxic Substances Control (“DTSC”) has alleged violations of California’s Hazardous Waste Control Law for our hazardous waste facility in Rancho Cordova, California for the years 2011 through 2017. DTSC has referred the matter to the California Attorney General’s office. We have entered into a tolling agreement with the Attorney General’s office and intend to engage in discussions with that office concerning the alleged violations and the proposed penalty.

We have not accrued any amounts in respect of this matter, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) we are still in the process of evaluating the alleged violations and developing our factual and legal position, and (ii) in our experience, similar matters have resulted in a broad range of outcomes, with each case being dependent on its own unique facts and circumstances.

Tabasco, Mexico. The National Agency for Industrial Security and the Protection of the Environment for the Hydrocarbon Sector in Mexico (“ASEA”) has conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of our subsidiaries in Dos Bocas, Tabasco, Mexico. ASEA has claimed that the contaminated soil treatment process described in the treatment permit had not been followed properly and has issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated. Our subsidiary has engaged a firm of environmental technicians to assess the contamination in the portion of the facility reviewed by ASEA and to determine if any further contamination exists on the premises. In late July 2017, the environmental firm presented the preliminary findings from its initial survey which indicate that remediation of the portion of the facility identified by ASEA could cost approximately $2.0 million. Our review and assessment of ASEA’s position and the scope and cost of any remediation at the facility is ongoing.

As described in Note 12 - Environmental Remediation Liabilities, we have recorded a pre-tax accrual of $2.0 million for this matter in accrued liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2017.

2017 10-Q Report	Stericycle, Inc. • 29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a business-to-business services provider with a focus on regulated and compliance solutions for healthcare, retail, and commercial businesses. This includes the collection and processing of regulated and specialized waste for disposal and the collection of personal and confidential information for secure destruction, plus a variety of training, consulting, recall/return, communication, and compliance services. We were incorporated in 1989 and presently serve a diverse customer base of more than 1,000,000 customers throughout the U.S., Argentina, Austria, Australia, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Romania, Republic of Korea, Singapore, South Africa, Spain, and the UK.

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

There were no material changes in the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). As discussed in the 2016 Form 10-K, the preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

2017 10-Q Report	Stericycle, Inc. • 30

Results of Operations for Three Months Ended June 30, 2017 Compared to

Three Months Ended June 30, 2016

Highlights for the three months ended June 30, 2017 included the following:

•

revenues of $917.7 million, an increase of 2.9%, including a 1.3% unfavorable impact from foreign exchange, driven by strong revenue from our Secure Information Destruction business and our recall services within Domestic Communication and Related Services;

•	gross profit (revenues less cost of revenues) of $381.8 million, an increase of 1.1%;
•	loss from operations of $192.4 million;
•

we reached a proposed settlement of the small quantity customer class action lawsuit in the U.S. (the Proposed MDL Settlement) of $295.0 million to reduce uncertainty and expense of continued litigation (see Note 14 – Legal Proceedings);

•

we incurred $346.0 million in pre-tax expenses related to acquisitions and integration expenses, litigation and professional services expenses (see above), restructuring, plant conversion and other related expenses, contract exit expenses, and asset impairment charges and loss on disposal of assets held for sale;

•

intangible amortization expense decreased to $29.5 million from $50.9 million in 2016, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016;

•

we reclassified $3.4 million of which $2.0 million was for rent and utility expenses and $1.4 million was for depreciation expenses from Selling, general and administrative expense (“SG&A”) to cost of revenues for the three months ended June 30, 2016 to conform to the current period presentation;

•	the effective tax rate was 33.8%;
•	net loss attributable to Stericycle, Inc. common shareholders was $148.8 million, with diluted loss per share of $1.74;
•	capital expenditures were $30.0 million; and
•	dividends of $9.2 million were paid during the second quarter of 2017 to holders of our Series A Preferred Stock.

2017 10-Q Report	Stericycle, Inc. • 31

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended June 30,
	2017		2016
		% of Revenues		% of Revenues
Revenues	$917,733	100.0	$891,621	100.0
Cost of revenues	513,277	55.9	488,433	54.8
Depreciation - cost of revenues	22,704	2.5	25,030	2.8
Plant conversion and other related expenses	—	-	517	0.1
Total cost of revenues	535,981	58.4	513,980	57.6
Gross profit	381,752	41.6	377,641	42.4
Selling, general and administrative ("Adjusted SG&A") expenses (exclusive of adjusting items, depreciation and intangible amortization shown below)	192,177	20.9	179,374	20.1
Acquisition and integration expenses	23,738	2.6	25,185	2.8
Litigation and professional services expenses	304,430	33.2	2,664	0.3
Restructuring, plant conversion and other related expenses, and contract exit expenses	5,067	0.6	13,120	1.5
Asset impairment charges and loss on disposal of assets held for sale	12,738	1.4	—	-
Total SG&A expenses (exclusive of depreciation and intangible amortization shown below)	538,150	58.6	220,343	24.7
Depreciation	6,475	0.7	6,681	0.7
Intangible amortization	29,481	3.2	50,909	5.7
(Loss) income from operations	(192,354)	(21.0)	99,708	11.2
Net interest expense	23,744	2.6	24,358	2.7
Other expense, net	1,607	0.2	2,118	0.2
Income tax (benefit) expense	(73,513)	(8.0)	27,002	3.0
Net (loss) income	(144,192)	(15.7)	46,230	5.2
Less: net (loss) income attributable to noncontrolling interests	(150)	(0.0)	196	0.0
Net (loss) income attributable to Stericycle, Inc.	(144,042)	(15.7)	46,034	5.2
Mandatory convertible preferred stock dividend	9,185	1.0	10,021	1.1
Gain on repurchase of preferred stock	(4,459)	(0.5)	(1,280)	(0.1)
Net (loss)income attributable to Stericycle, Inc. common shareholders	$(148,768)	(16.2)	$37,293	4.2
(Loss) earnings per share - diluted	$(1.74)		$0.43

Revenues: In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base. We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms. For example, our customers may contract with us for "Medical Waste Disposal" services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service ("Steri-Safe OSHA Compliance Program"), which packages the same regulated medical waste services with training and education services for a contracted subscription fee. Another example is a customer that purchases our "Medical Waste Disposal" and "Sharps Disposal Management" services which provides the customer with the same regulated services under a different pricing and billing arrangement. We do not track the movement of customers between the various types of regulated services we offer. Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric. We analyze our revenue by identifying changes related to organic growth, acquisitions and divestitures, and changes due to currency exchange fluctuations.

Our consolidated revenues increased $26.1 million, or 2.9%, in the second quarter of 2017 to $917.7 million from $891.6 million in the second quarter of last year. Overall organic revenue growth contributed $30.4 million, or 3.4%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period. Revenues from acquisitions contributed $8.6 million to the increase in revenues in the second quarter of 2017. Divestiture activity decreased current period revenues by $0.8 million. The net effect of acquisitions and divestiture activity resulted in a 0.9% increase in revenues in the second quarter of

2017 10-Q Report	Stericycle, Inc. • 32

2017. The effect of foreign exchange rates unfavorably impacted total revenues in the second quarter of 2017 by $12.1 million, or 1.3%, as foreign currencies declined against the U.S. dollar.

Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”) revenues increased $18.5 million, or 2.9%, in the second quarter of 2017 to $649.1 million from $630.7 million in the second quarter of last year. Organic revenue growth contributed $14.6 million, or 2.3%, and acquisitions contributed $5.6 million, or 0.9%, in revenues. Our Secure Information Destruction revenues were strong due to higher sales activity for both reoccurring and one-time purge services combined with higher recycling revenue. The weakening of the Canadian dollar unfavorably impacted 2017 revenues by $1.7 million, or 0.3%. Revenues related to Manufacturing and Industrial (“M&I”) waste services continued to experience a decline of $5.1 million reducing overall organic growth by 2.7%. This decline was due to fewer on-call services related to softness in the U.S. industrial market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

International Regulated Waste and Compliance Services (“International RCS”) revenues decreased $14.8 million, or 7.6%, in the second quarter of 2017 to $180.1 million from $194.9 million in the second quarter of last year. Organic decline in the International RCS segment was $5.3 million, or 2.7%, primarily due to exiting certain patient transport service contracts in the UK and M&I waste services. Acquisitions in the International RCS segment increased revenues by $1.6 million in the second quarter of 2017. Divestiture activity decreased current period revenues by $0.8 million. The net effect of acquisitions and divestiture activity resulted in a 0.4% increase in revenues in the second quarter of 2017. The effect of foreign exchange rates unfavorably impacted international revenues in the second quarter of 2017 by $10.4 million, or 5.3%, as foreign currencies declined against the U.S. dollar.

Other revenues related to Domestic Communication and Related Services increased $22.5 million, or 34.0%, in the second quarter of 2017 to $88.6 million from $66.1 million in the second quarter of last year, primarily due to several larger non-recurring recall events in the quarter.

Cost of Revenues: Our consolidated 2017 cost of revenues increased $22.0 million, or 4.3%, in the second quarter of 2017 to $536.0 million from $514.0 million in the second quarter of last year. As a percentage of revenues, consolidated gross profit decreased to 41.6% in the second quarter of 2017 from 42.4% in the second quarter of last year. In general, international gross profit is lower than domestic gross profit because our international operations have fewer small account customers, which tend to generate higher gross profit. Historically, our international operations generate most of their revenues from large account customers, such as hospitals. As our international revenues increase as a percentage of consolidated revenues, consolidated gross profit percentages experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.

Domestic and Canada RCS cost of revenues increased $19.0 million, or 5.5%, in the second quarter of 2017 to $364.2 million from $345.2 million in the second quarter of last year. Gross profit as a percentage of revenues decreased to 43.9% in the second quarter of 2017 from 45.3% in the second quarter of last year primarily due to lower revenues from our M&I customers, which have a higher fixed cost structure. Pricing pressure on our small quantity regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues. We also experienced higher costs related to wages and disposal costs.

International RCS cost of revenues decreased $10.4 million, or 7.8%, in the second quarter of 2017 to $123.6 million from $134.0 million in the second quarter of last year, primarily driven by the impact of foreign exchange movements as the U.S. dollar strengthened in 2017. Gross profit as a percentage of revenues slightly increased to 31.4% in the second quarter of 2017 from 31.3% in the second quarter of last year.

Selling, General and Administrative Expenses Exclusive of Adjusting Items, Depreciation and Intangible Amortization ("Adjusted SG&A"): Our consolidated Adjusted SG&A expenses increased $12.8 million, or 7.1%, in the second quarter of 2017 to $192.2 million from $179.4 million in the second quarter of last year primarily due

2017 10-Q Report	Stericycle, Inc. • 33

to investments to support our sales and marketing activities to address pricing pressure on our small quantity regulated waste and compliance customers as well as an increase in our performance compensation expenses.

Domestic and Canada RCS Adjusted SG&A expenses decreased $3.1 million, or 3.5%, in the second quarter of 2017 to $86.5 million from $89.6 million in the second quarter of last year. As a percentage of revenues, Adjusted SG&A decreased to 13.3% in the second quarter of 2017 compared to 14.2% in the second quarter of last year.

International RCS Adjusted SG&A expenses decreased $7.0 million, or 16.0%, in the second quarter of 2017 to $36.5 million from $43.5 million in the second quarter of last year, primarily related to the exit of certain UK patient transport services contracts as well as the impact of foreign exchange movements as the U.S. dollar strengthened in 2017. As a percentage of revenues, Adjusted SG&A decreased to 20.3% in the second quarter of 2017 compared to 22.3% in the second quarter of last year.

(Loss) Income from Operations: Consolidated income from operations decreased $292.1 million in the second quarter of 2017 to a loss of ($192.4) million from income of $99.7 million in the second quarter of last year. The comparison of (loss) income from operations between 2017 and 2016 was affected by the following items:

During the second quarter of 2017, we recognized $23.7 million of expenses related to acquisition and integration activities, $304.4 million in certain litigation and professional services expenses (primarily due to a charge of $295.0 million related to the Proposed MDL Settlement), $5.1 million in restructuring, plant conversion and other related expenses, and contract exit expenses, and $12.7 million of asset impairment charges and loss on disposal of assets held for sale.

During the second quarter of 2016, we recognized $25.2 million of expenses related to acquisition and integration activities, $2.7 million in certain litigation and professional services expenses, and $13.6 million in restructuring, plant conversion and other related expenses, and contract exit expenses.

Consolidated depreciation and amortization expense decreased $24.0 million, or 29.0%, in the second quarter of 2017 to $58.7 million from $82.6 million in the second quarter of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016. As a percentage of revenues, depreciation and amortization expense decreased to 6.4% in the second quarter of 2017 compared to 9.3% in the second quarter of last year.

Domestic and Canada RCS income from operations decreased $274.7 million in the second quarter of 2017 to a loss of ($132.4) million from income of $142.2 million in the second quarter of last year.

During the second quarter of 2017, we recognized $308.0 million of expenses related to acquisition and integration activities, certain litigation and professional services expenses (primarily due to a charge of $295.0 million related to the Proposed MDL Settlement), and asset impairment charges.

During the second quarter of 2016, we recognized $13.6 million of expenses related to acquisition and integration activities.

Domestic and Canada RCS depreciation and amortization expense decreased $18.8 million, or 33.1%, in the second quarter of 2017 to $37.9 million from $56.6 million in the second quarter of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016. As a percentage of revenues, depreciation and amortization expense decreased to 5.8% in the second quarter of 2017 compared to 9.0% in the second quarter of last year.

International RCS loss from operations decreased $3.3 million in the second quarter of 2017 to ($8.3) million from ($11.6) million in the same period of last year.

During the second quarter of 2017, we recognized $21.1 million of expenses related to acquisition and integration activities, certain litigation and professional services expenses, restructuring, plant conversion and other related

2017 10-Q Report	Stericycle, Inc. • 34

expenses, contract exit expenses, asset impairment charges, and loss on disposal of assets held for sale. These charges are primarily due to an initiative to realign our operations and reduce labor redundancies in our Latin American countries and exiting certain of our UK patient transport services contracts.

During the second quarter of 2016, we recognized $15.8 million of expenses related to acquisition and integration activities, plant conversion and other related expenses and contract exit expenses related to exiting certain contracts in our patient transport services in the UK.

International RCS depreciation and amortization expense decreased $7.6 million, or 36.4%, in the second quarter of 2017 to $13.3 million from $20.9 million in the second quarter of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016. As a percentage of revenues, depreciation and amortization expense decreased to 7.4% in the second quarter of 2017 compared to 10.7% in the second quarter of last year.

Net Interest Expense: Net interest expense decreased to $23.7 million in the second quarter of 2017 from $24.4 million in the second quarter of last year due to a reduction of our average outstanding debt balance, partially offset by increase in interest rates in the U.S.

Income Tax (Benefit) Expense: Income tax (benefit) was ($73.5) million in the second quarter of 2017 compared to income tax expense of $27.0 million in the second quarter of last year. This change to a benefit is primarily due to the tax impact of the charge associated with the proposed settlement of the small quantity customer class action lawsuit in the U.S. The effective tax rates for the second quarter of 2017 and 2016 were 33.8% and 36.9%, respectively. The decrease in the current period tax rate, when compared to the prior year, is primarily related to the aforementioned charge.

Results of Operations for Six Months Ended June 30, 2017 Compared to

Six Months Ended June 30, 2016

Highlights for the six months ended June 30, 2017 included the following:

•	revenues of $1.81 billion, an increase of 2.5%, including a 1.2% unfavorable impact from foreign exchange;
•	gross profit (revenues less cost of revenues) of $750.4 million, an increase of 0.8%;
•	loss from operations of $77.8 million;
•

we reached a proposed settlement of the small quantity customer class action lawsuit in the U.S. (the Proposed MDL Settlement) of $295.0 million to reduce uncertainty and expense of continued litigation (see Note 14 – Legal Proceedings);

•

we incurred $372.7 million in pre-tax expenses related to acquisitions and integration expenses, litigation and professional services expenses (see above), restructuring, plant conversion and other related expenses, contract exit expenses, asset impairment charges, loss on disposal of assets held for sale, and an unfavorable change in the fair value of contingent consideration;

•

intangible amortization expense decreased to $58.6 million from $69.2 million in 2016, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016;

•

we reclassified $6.0 million of which $3.4 million was for rent and utility expenses and $2.6 million was for depreciation expenses from SG&A to cost of revenues for the six months ended June 30, 2016 to conform to the current period presentation;

2017 10-Q Report	Stericycle, Inc. • 35

•	the effective tax rate was 33.1%;
•	net loss attributable to Stericycle, Inc. common shareholders was $95.4 million, with diluted loss per share of $1.12;
•	net cash provided by operating activities was $237.1 million, an decrease of 3.4%;
•	capital expenditures were $63.1 million; and
•	dividends of $18.5 million were paid during the six months ended June 30, 2017 to holders of our Series A Preferred Stock.

The following summarizes the Company’s operations:

In thousands, except per share data
	Six Months Ended June 30,
	2017		2016
		% of Revenues		% of Revenues
Revenues	$1,810,132	100.0	$1,765,802	100.0
Cost of revenues	1,014,107	56.0	971,948	55.0
Depreciation - cost of revenues	45,611	2.5	48,880	2.8
Plant conversion and other related expenses	—	-	753	0.0
Total cost of revenues	1,059,718	58.5	1,021,581	57.9
Gross profit	750,414	41.5	744,221	42.1
Adjusted SG&A expenses (exclusive of adjusting items, depreciation and intangible amortization shown below)	384,286	21.2	359,548	20.4
Acquisition and integration expenses	43,558	2.4	47,443	2.7
Litigation and professional services expenses	308,050	17.0	3,964	0.2
Restructuring, plant conversion and other related expenses, and contract exit expenses	7,519	0.4	13,125	0.7
Asset impairment charges and loss on disposal of assets held for sale	13,177	0.7	—	-
Change in fair value of contingent consideration	401	0.0	(2,644)	(0.1)
Total SG&A expenses (exclusive of depreciation and intangible amortization shown below)	756,991	41.8	421,436	23.9
Depreciation	12,658	0.7	12,971	0.7
Intangible amortization	58,570	3.2	69,183	3.9
(Loss) income from operations	(77,805)	(4.3)	240,631	13.6
Net interest expense	47,044	2.6	48,399	2.7
Other expense, net	3,151	0.2	3,369	0.2
Income tax (benefit) expense	(42,365)	(2.3)	65,038	3.7
Net (loss) income	(85,635)	(4.7)	123,825	7.0
Less: net income attributable to noncontrolling interests	218	0.0	1,005	0.1
Net (loss) income attributable to Stericycle, Inc.	(85,853)	(4.7)	122,820	7.0
Mandatory convertible preferred stock dividend	18,549	1.0	20,127	1.1
Gain on repurchase of preferred stock	(9,022)	(0.5)	(1,280)	(0.1)
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(95,380)	(5.3)	$103,973	5.9
(Loss) earnings per share - diluted	$(1.12)		$1.21

Revenues: Our consolidated revenues increased $44.3 million, or 2.5%, for the six months ended June 30, 2017 to $1.81 billion from $1.77 billion in the same period of last year. Overall organic revenue growth contributed $49.0 million, or 2.8%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period. Revenues from acquisitions contributed $18.6 million to the increase in revenues in the first six months of 2017. Divestiture activity decreased current period revenues by $1.5 million. The net effect of acquisitions and divestiture activity resulted in a 1.0% increase in revenues in the first six months of 2017. The effect of foreign exchange rates unfavorably impacted total revenues in 2017 by $21.8 million, or 1.2%, as foreign currencies declined against the U.S. dollar.

2017 10-Q Report	Stericycle, Inc. • 36

Domestic and Canada RCS revenues increased $36.1 million, or 2.9%, for the six months ended June 30, 2017 to $1.28 billion from $1.25 billion in the same period of last year. Organic revenue growth contributed $23.7 million, or 1.9%, and acquisitions contributed $12.6 million, or 1.0%, in revenues. Our Secure Information Destruction revenues were strong due to higher sales activity for both reoccurring and one-time purge services combined with higher recycling revenue. The strengthening of the Canadian dollar had a slight unfavorable impact on 2017 revenues by $0.2 million. M&I waste services continued to experience a decline of $9.9 million reducing overall organic growth by 1.1%. This decline was due to fewer on-call services related to softness in the U.S. industrial market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

International RCS revenues decreased $21.2 million, or 5.5%, for the six months ended June 30, 2017 to $361.6 million from $382.9 million in the same period of last year. Organic decline in the International RCS segment was $1.8 million, or 0.5%, in the 2017 period, primarily due to exiting certain patient transport service contracts in the UK and a decline in M&I waste services. Acquisitions in the International RCS segment increased revenues by $3.6 million in the 2017 period. Divestiture activity decreased current period revenues by $1.5 million. The net effect of acquisitions and divestiture activity resulted in a 0.6% increase in revenues in the 2017 period. The effect of foreign exchange rates unfavorably impacted international revenues in 2017 by $21.5 million, or 5.6%, as foreign currencies declined against the U.S. dollar.

Other revenues related to Domestic Communication and Related Services increased $29.5 million, or 21.7%, for the six months ended June 30, 2017 to $165.7 million from $136.1 million in the same period of last year, primarily due to serving new brands across many industries and several larger non-recurring recall events in 2017.

Cost of Revenues: Our consolidated 2017 cost of revenues increased $38.1 million, or 3.7%, for the six months ended June 30, 2017 to $1.06 billion from $1.02 billion in the same period of last year. As a percentage of revenues, consolidated gross profit decreased to 41.5% for the six months ended June 30, 2017 from 42.1% in the same period of last year.

Domestic and Canada RCS cost of revenues increased $32.4 million, or 4.7%, for the six months ended June 30, 2017 to $719.8 million from $687.4 million in the same period of last year. Gross profit as a percentage of revenues decreased to 43.9% for the six months ended June 30, 2017 from 44.9% in the same period of last year, primarily due to lower revenues from our M&I customers, which have a higher fixed cost structure. Pricing pressure on our small quantity regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues. We also experienced higher costs related to fuel, utilities and wages.

International RCS cost of revenues decreased $14.6 million, or 5.6%, for the six months ended June 30, 2017 to $246.7 million from $261.2 million in the same period of last year, primarily driven by the impact of foreign exchange movements as the U.S. dollar strengthened in 2017. Gross profit as a percentage of revenues was at 31.8% for both the six months ended June 30, 2017 and 2016.

Adjusted SG&A: Our consolidated Adjusted SG&A expenses increased $24.7 million, or 6.9%, for the six months ended June 30, 2017 to $384.3 million from $359.5 million in the same period of last year to support our increase in revenues.

Domestic and Canada RCS Adjusted SG&A expenses slightly increased $0.3 million, or 0.2%, for the six months ended June 30, 2017 to $175.7 million from $175.4 million in the same period of last year. As a percentage of revenues, Adjusted SG&A decreased to 13.7% for the six months ended June 30, 2017 compared to 14.1% in the same period of last year.

International RCS Adjusted SG&A expenses decreased $10.7 million, or 12.7%, for the six months ended June 30, 2017 to $73.6 million from $84.4 million in the same period of last year, primarily related to the exit of certain UK patient transport services contracts as well as the impact of foreign exchange movements as the U.S. dollar

2017 10-Q Report	Stericycle, Inc. • 37

strengthened in 2017. As a percentage of revenues, Adjusted SG&A decreased to 20.4% for the six months ended June 30, 2017 compared to 22.0% in the same period of last year.

(Loss) Income from Operations: Consolidated income from operations decreased $318.4 million for the six months ended June 30, 2017 to a loss of ($77.8) million from income of $240.6 million in the same period of last year. The comparison of (loss) income from operations between 2017 and 2016 was affected by the following items:

During the six months ended June 30, 2017, we recognized $43.6 million of expenses related to acquisition and integration activities, $308.1 million in certain litigation and professional services expenses (primarily due to a charge of $295.0 million related to the Proposed MDL Settlement), $7.5 million in restructuring, plant conversion and other related expenses, and contract exit expenses, $13.2 million of asset impairment charges and loss on disposal of assets held for sale in the UK, and a $0.4 million unfavorable change in fair value of contingent consideration.

During the six months ended June 30, 2016, we recognized $47.4 million of expenses related to acquisition and integration activities (mainly Shred-it), $4.0 million in litigation expenses, $13.9 million in restructuring, plant conversion and other related expenses, and contract exit expenses related to exiting certain contracts in our patient transport services in the UK, and a $2.6 million favorable change in the fair value of contingent consideration.

Consolidated depreciation and amortization expense decreased $14.2 million, or 10.8%, for the six months ended June 30, 2017 to $116.8 million from $131.0 million in the same period of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016. As a percentage of revenues, depreciation and amortization expense decreased to 6.5% compared to 7.4% in in the same period of last year.

Domestic and Canada RCS income from operations decreased $282.8 million for the six months ended June 30, 2017 to $22.2 million from $305.0 million in the same period of last year.

During the six months ended June 30, 2017, we recognized $318.1 million of expenses related to acquisition and integration activities, certain litigation and professional services expenses (primarily due to a charge of $295.0 million related to the Proposed MDL Settlement), plant conversion and other related expenses, and asset impairment charges.

During the six months ended June 30, 2016, we recognized $24.4 million of expenses related to acquisition and integration activities.

Domestic and Canada RCS depreciation and amortization expense decreased $10.9 million, or 12.4%, for the six months ended June 30, 2017 to $76.8 million from $87.6 million in the same period of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016. As a percentage of revenues, depreciation and amortization expense decreased to 6.0% for the six months ended June 30, 2017 compared to 7.0% in the same period of last year.

International RCS income from operations increased $1.2 million for the six months ended June 30, 2017 to $3.5 million from $2.3 million in the same period of last year.

During the six months ended June 30, 2017, we recognized $23.9 million of expenses related to acquisition and integration activities, certain litigation and professional services expenses, restructuring, plant conversion and other related expenses, contract exit expenses, asset impairment charges, and loss on disposal of assets held for sale. These charges are primarily due to an initiative to realign our operations and reduce labor redundancies in our Latin American countries and exiting certain of our UK patient transport services contracts.

During the six months ended June 30, 2016, we recognized $15.8 million of expenses related to acquisition and integration activities, plant conversion and other related expenses and contract exit expenses related to exiting

2017 10-Q Report	Stericycle, Inc. • 38

certain contracts in our patient transport services in the UK, and a favorable change in the fair value of contingent consideration.

International RCS depreciation and amortization expense decreased $7.1 million, or 21.1%, for the six months ended June 30, 2017 to $26.5 million from $33.6 million in the same period of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up of amortization expense from the acquisition date in 2016. As a percentage of revenues, depreciation and amortization expense decreased to 7.3% for the six months ended June 30, 2017 compared to 8.8% in the same period of last year.

Net Interest Expense: Net interest expense decreased to $47.0 million for the six months ended June 30, 2017 from $48.4 million in the same period of last year due to a reduction of our average outstanding debt balance, partially offset by increase in interest rates in the U.S.

Income Tax (Benefit) Expense: Income tax (benefit) was ($42.4) million for the six months ended June 30, 2017 compared to income tax expense of $65.0 million in the same period of last year. This change to a benefit is primarily due to the tax impact of the charge associated with the proposed settlement of the small quantity customer class action lawsuit in the U.S. The effective tax rates for the six months ended June 30, 2017 and 2016 were 33.1% and 34.4%, respectively. The decrease in the current period tax rate, when compared to the prior year, is primarily related to the aforementioned charge.

Liquidity and Capital Resources:

The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting, and other covenants and restrictions, including a restriction on dividend payments:

$1.2 billion senior credit facility weighted average rate 2.36%, due in 2019
$1.0 billion term loan weighted average rate 2.53%, due in 2020
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
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023

The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At June 30, 2017, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At June 30, 2017, we had $390.6 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $127.1 million. We also had $133.6 million outstanding letters of credit under this facility. The unused portion of the revolving credit facility at June 30, 2017 was $675.8 million. At June 30, 2017, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.2% on our revolving credit facility
•	For borrowings less than one month, prime rate plus 0.3%
•	For borrowings greater than one month, LIBOR plus 1.3%

The weighted average rate of interest on the unsecured revolving credit facility was 2.36% per annum, which includes the 0.2% facility fee at June 30, 2017.

2017 10-Q Report	Stericycle, Inc. • 39

As of June 30, 2017, we had $950.0 million outstanding under our term loan credit facility. The weighted average rate of interest on the unsecured term loan facility was 2.53% per annum.

As of June 30, 2017, we had $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes outstanding issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal is payable on October 15, 2017 for the seven-year notes and October 15, 2020 for the 10-year notes. We have classified our $175.0 million private placement notes that mature in October 2017 as long-term debt due to our intent and ability to settle this obligation by borrowing on our $1.2 billion senior credit facility due in 2019.

As of June 30, 2017, we had $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes outstanding issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable on December 12, 2019 for the seven-year notes and December 12, 2022 for the 10-year notes.

As of June 30, 2017, we had $200.0 million of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable on July 1, 2022 for the seven-year notes and July 1, 2023 for the eight-year notes.

As of June 30, 2017, we had $150.0 million of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2016, and principal is payable on October 1, 2021 for the six-year notes and October 1, 2023 for the eight-year notes.

As of June 30, 2017, we had $173.5 million in promissory notes and deferred consideration outstanding issued in connection with acquisitions during 2008 through 2017, $95.1 million in foreign subsidiary bank debt outstanding, and $10.0 million in capital lease obligations.

As disclosed in our current report on Form 8-K filed on August 2, 2017, we entered into amendments to the agreements governing our senior credit facility, term loan and private placement notes which amend the financial covenants therein to modify the definition of Consolidated EBITDA and provisions relating to permissible Consolidated Leverage Ratio to permit the Company to make the payment contemplated by the Proposed MDL Settlement. If at the end of any fiscal quarter, the Consolidated Leverage Ratio, on a pro forma basis as of such date and immediately after giving effect to the settlement payment of the Proposed MDL Settlement (see Note 14 – Legal Proceedings) is greater than 3.5 to 1.00, the Company may, in its sole discretion, elect to increase the maximum Consolidated Leverage Ratio to 4.00 to 1.00 as of the end of the fiscal quarter in which the full payment for the Proposed MDL Settlement occurred and in any subsequent fiscal quarter ending on or prior to September 30, 2018; provided, however, in no event shall the elevated ratio permitted by the immediately preceding clause extend after September 30, 2018.

Each Private Placement Amendment further provides that, if at the end of any fiscal quarter of the Company, the Consolidated Leverage Ratio exceeded 3.75 to 1.00 but is at or below 4.00 to 1.00, the per annum interest rate (including any Default Rate, if applicable) otherwise applicable shall be increased by 50 basis points (.50%) from the date of such Leverage Increase to but not including the date that the Consolidated Leverage Ratio is 3.75 to 1.00 or less.

Working Capital: At June 30, 2017, our working capital decreased $349.9 million to $(119.1) million compared to $230.8 million at December 31, 2016.

2017 10-Q Report	Stericycle, Inc. • 40

Current assets increased $22.5 million, primarily driven by a $19.3 million increase in prepaid income taxes due to making current year tax payments at a previously forecasted rate which is now lower. Accounts receivables increased $4.7 million due to an increase in revenues. Days sales outstanding was 63 days and 64 days at June 30, 2017 and December 31, 2016, respectively.

Current liabilities increased $372.4 million, primarily due to an accrual of $295.0 million related to the Proposed MDL Settlement and a $41.0 million reclassification of term loan debt from long-term to current.

Net Cash Change: Net cash provided by operating activities decreased $8.4 million, or 3.4%, to $237.1 million for the six months ended June 30, 2017 from $245.4 million in 2016.

Net cash used in investing activities during the six months ended June 30, 2017 was $83.8 million compared to $107.9 million in 2016. We used $20.9 million less cash for acquisitions during the six months ended June 30, 2017 than during the same period of last year. Our capital expenditures decreased $4.0 million in 2017 and, as percentage of revenues, were at 3.5% and 3.8% in 2017 and 2016, respectively.

Net cash used in financing activities was $157.1 million for the six months ended June 30, 2017 compared to $149.2 million in the same period of last year. In 2017, we repaid $75.9 million, net, of our senior credit facility and term loan facility compared to $62.8 million in 2016. We had preferred share repurchases of $22.1 million in 2017 compared to $40.8 million of common and $5.0 million of preferred shares repurchases in 2016. Dividends of $18.5 million and $20.1 million were paid to holders of our Series A Preferred Stock in 2017 and 2016, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $14.4 million on a pre-tax basis.

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

The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as "controls and other procedures of an issuer that are designed to ensure that information

2017 10-Q Report	Stericycle, Inc. • 41

required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report on Form 10-Q, because of material weaknesses in internal control over financial reporting described below.

Internal control over financial reporting.

Management of Stericycle is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

During 2016, the Company’s assessment included the global Shred-it business. Shred-it was acquired late in 2015 and resulted in significant integration activities throughout 2016 with a broad impact across the organization. While the Company made progress in certain of the areas identified in the prior year, additional material weaknesses were identified. As a result, as of December 31, 2016, Stericycle management has identified material weaknesses related to: a lack of a framework to identify risks of material misstatement to the organization’s financial statements and appropriately designed controls to mitigate those risks; a lack of robust accounting policies to assist our finance organization with accounting for transactions appropriately and on a timely basis; insufficient design and communication of general information technology controls to support the effective operation of financial controls; and an insufficiently staffed finance organization with the requisite skills and ability to focus on internal control over financial reporting matters to respond to the risks to the financial statements. These material weaknesses in the control environment, risk assessment, and control activity components of the COSO framework as of December 31, 2016 and June 30, 2017 are pervasive across our internal control processes.

Planned Remediation of Material Weaknesses

Since 2016, Stericycle has invested considerable time and resources towards redesigning our internal control over financial reporting. This effort can be summarized as follows:

•	We engaged consultants to help review and make recommendation with respect to the redesign of our internal controls over financial reporting;
•	We added additional resources and enhanced existing positions in accounting, finance, tax, and information technology to support the redesigned controls;

2017 10-Q Report	Stericycle, Inc. • 42

•	We engaged subject matter experts to perform an information technology infrastructure and architecture assessment; and
•	Those subject matter experts then developed a strategic information technology infrastructure and architecture roadmap.

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

Below we have described the remediation actions we are taking to address the identified material weaknesses and enhance our overall control environment, risk assessment, and control activities.

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

Risk Assessment

•	We have engaged external service providers to assist with performing a comprehensive risk assessment including the risk of fraud.
•	We are reviewing, analyzing, and properly documenting our processes related to internal control over financial reporting.
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

•	We are establishing policies over the segregation of incompatible duties within our information technology systems and implementing such policies across the Company.

2017 10-Q Report	Stericycle, Inc. • 43

•	We are implementing standardized policies to address the completeness and accuracy of data used in the performance of controls and information technology controls across the Company.
•	We are working to standardize and simplify the Company’s disparate information systems.

When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and we will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.

Notwithstanding the existence of the material weaknesses as described above, we believe that the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Changes in internal control over financial reporting.

We have undertaken strategic remediation actions to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2017 but have not materially affected our internal control over financial reporting.

Safe Harbor Statement: This quarterly report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions). Our actual results could differ significantly from the results described in the forward-looking statements. Factors that could cause such differences include changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, completion and court approval of the proposed resolution of the small quantity customer class action litigation, increases in transportation and other operating costs, the level of governmental enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, our obligations to service our substantial indebtedness and to comply with the covenants and restrictions contained in our private placement notes, term loan credit facility and revolving credit facility, our ability to execute our acquisition strategy and to integrate acquired businesses, competition and demand for services in the regulated waste and secure information destruction industries, political, economic and currency risks related to our foreign operations, impairments of goodwill, intangibles or other long-lived assets, variability in the demand for services we provide on a project or non-recurring basis, exposure to environmental liabilities, fluctuations in the price we receive for the sale of paper, the outcome of pending or future litigation, disruptions in or attacks on our information technology systems, compliance with existing and future legal and regulatory requirements, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K and subsequent quarterly reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We make no commitment to disclose any subsequent revisions to forward-looking statements.

2017 10-Q Report	Stericycle, Inc. • 44

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of June 30, 2017, we had purchased a cumulative total of 21,251,733 shares.

There were no repurchases of shares of our common stock during the three and six months ended June 30, 2017.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

2017 10-Q Report	Stericycle, Inc. • 45

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2017

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

2017 10-Q Report	Stericycle, Inc. • 46

EXHIBIT INDEX

Exhibit Index	Description
10.1	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.2	Stericycle, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.3

Third Amendment, dated as of July 28, 2017, to the Second Amended and Restated Credit Agreement dated as of June 3, 2014, as amended, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Lender and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, MUFG Union Bank, N.A., Santander Bank, N.A., Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, BMO Harris Financing Inc., COBANK, ACB, The Northern Trust Company, Citibank, N.A., Compass Bank, PNC Bank, National Association, Citizens Bank National Association, Unicredit Bank AG, New York Branch, and Wells Fargo Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2017)

10.4

First Amendment, dated as of July 28, 2017, to the Term Loan Credit Agreement dated as of August 21, 2015, among Stericycle, Inc., as borrower, Bank of America, N.A., as Administrative Agent and as a Lender, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Santander Bank, N.A., MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, BMO Harris Bank N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, HSBC Bank plc, CoBank, ACB, The Northern Trust Company, Compass Bank, PNC Bank, National Association and UniCredit Bank AG, New York Branch, as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 2, 2017)

10.5

Second Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of August 18, 2010, as amended, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, Lincoln Benefit Life Company, Union Fidelity Life Insurance Company, AllState Life Insurance Company, AllState Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, AXA Equitable Life Insurance Company, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, CSAA Insurance Exchange, Country Life Insurance Company and Physicians Mutual Insurance Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 2, 2017)

10.6

Second Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of October 22, 2012, as amended, entered into by Stericycle, Inc. and The Northwestern Mutual Life Insurance Company,  The Lincoln National Life Insurance Company, Voya Retirement Insurance and Annuity Company (f/k/a ING Life Insurance and Annuity Company), Voya Insurance and Annuity Company (f/k/a ING USA Annuity and Life Insurance Company), Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, NN Life Insurance Company LTD., Principal Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Mony Life Insurance Company, , Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Life Insurance Company, Woodmen of the World Life Insurance Society, American United Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to Acacia Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to The Union Central Life Insurance Company, Ameritas Life Insurance Corp. of New York, USAA Life Insurance Company, United Services Automobile Association, Country Life Insurance Company, ProAssurance Casualty Company, ProAssurance Indemnity Company, Inc. and State of Wisconsin Investment Board (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 2, 2017)

2017 10-Q Report	Stericycle, Inc. • 47

10.7

Third Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of April 30, 2015, as amended, entered into by Stericycle, Inc. and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, The Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, Metropolitan Life Insurance Company, General American Life Insurance Company,  MetLife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY, Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 2, 2017

10.8

First Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of October 1, 2015, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, General American Life Insurance Company, Brighthouse Life Insurance Company, Erie Family Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate  Account,  New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), The Bank of New York Mellon, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Nationwide Life Insurance Company, Thrivent Financial for Lutherans, Principal Life Insurance Company, State of Wisconsin Investment Board, Auto-Owners Insurance Company, Auto-Owners Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Life Insurance Corp., Ameritas Life Insurance Corp. of New York, PHL Variable Insurance Company, Woodmen of the World Life Insurance Society, Southern Farm Bureau Life Insurance Company and Physicians Mutual Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 2, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32 **	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished herewith

2017 10-Q Report	Stericycle, Inc. • 48