Form 10-Q
period 2017-09-30
STERICYCLE INC
filed 2017-11-08
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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

On November 2, 2017, there were 85,372,876 shares of the Registrant’s Common Stock outstanding.

Stericycle, Inc.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data
	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$52,171	$44,189
Accounts receivable, less allowance for doubtful accounts of $56,468 in 2017 and $49,645 in 2016	627,904	634,902
Prepaid expenses	53,783	46,214
Other current assets	35,292	39,179
Assets held for sale	25,556	9,134
Total Current Assets	794,706	773,618
Property, plant and equipment, less accumulated depreciation of $579,449 in 2017 and $495,215 in 2016	729,571	723,894
Goodwill	3,638,574	3,591,020
Intangible assets, less accumulated amortization of $362,816 in 2017 and $271,568 in 2016	1,818,078	1,861,973
Other assets	35,433	29,556
Total Assets	$7,016,362	$6,980,061
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$122,189	$72,822
Bank overdrafts	22,582	4,391
Accounts payable	144,600	152,881
Accrued liabilities	593,202	228,526
Deferred revenues	19,071	17,902
Other current liabilities	65,420	63,473
Liabilities held for sale	5,603	2,858
Total Current Liabilities	972,667	542,853
Long-term debt, net	2,633,732	2,877,315
Deferred income taxes	501,647	645,371
Other liabilities	89,595	98,136
Equity:
Preferred stock (par value $0.01 per share, 1,000,000 shares authorized), mandatory convertible preferred stock, Series A (679,880 issued and outstanding in 2017 and 726,500 issued and outstanding in 2016)	7	7
Common stock (par value $0.01 per share, 120,000,000 shares authorized, 85,352,342 issued and outstanding in 2017 and 85,152,700 issued and outstanding in 2016)	854	852
Additional paid-in capital	1,147,082	1,166,457
Retained earnings	1,946,133	2,006,064
Accumulated other comprehensive loss	(286,693)	(367,643)
Total Stericycle, Inc.’s Equity	2,807,383	2,805,737
Noncontrolling interests	11,338	10,649
Total Equity	2,818,721	2,816,386
Total Liabilities and Equity	$7,016,362	$6,980,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 3

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$882,774	$890,144	$2,692,906	$2,655,946
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	491,062	489,923	1,505,169	1,462,624
Depreciation - cost of revenues	23,673	24,265	69,284	73,145
Selling, general and administrative expenses ("SG&A" - exclusive of depreciation and intangible amortization shown below)	237,815	210,348	994,806	631,784
Depreciation – SG&A	6,716	7,963	19,374	20,934
Intangible amortization – SG&A	29,905	33,128	88,475	102,311
Total Costs and Expenses	789,171	765,627	2,677,108	2,290,798
Income from Operations	93,603	124,517	15,798	365,148
Other Income (Expense):
Interest income	149	21	251	51
Interest expense	(24,631)	(24,711)	(71,777)	(73,140)
Other (expense) income, net	(2,272)	2,932	(5,423)	(437)
Total Other Expense	(26,754)	(21,758)	(76,949)	(73,526)
Income (Loss) Before Income Taxes	66,849	102,759	(61,151)	291,622
Income tax expense (benefit)	27,780	37,586	(14,585)	102,624
Net Income (Loss)	39,069	65,173	(46,566)	188,998
Less: net income attributable to noncontrolling interests	31	378	249	1,383
Net Income (Loss) Attributable to Stericycle, Inc.	39,038	64,795	(46,815)	187,615
Mandatory convertible preferred stock dividend	8,957	9,726	27,506	29,853
Gain on repurchase of preferred stock	(5,368)	(6,467)	(14,390)	(7,747)
Net Income (Loss) Attributable to Stericycle, Inc. Common Shareholders	$35,449	$61,536	$(59,931)	$165,509
Earnings (Loss) Per Common Share Attributable to Stericycle, Inc. Common Shareholders:
Basic	$0.42	$0.72	$(0.70)	$1.95
Diluted	$0.41	$0.72	$(0.70)	$1.93
Weighted Average Number of Common Shares Outstanding:
Basic	85,342,955	85,044,303	85,278,783	84,881,452
Diluted	85,621,184	85,570,529	85,278,783	85,689,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$39,069	$65,173	$(46,566)	$188,998

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	30,146	(17,032)	80,772	(32,814)
Amortization of cash flow hedge into income, net of tax expense ($171 and $170, and $513 and $515 for the three and nine months ended September 30, 2017 and 2016, respectively).	264	266	796	804
Change in fair value of cash flow hedge, net of tax expense (benefit) ($27 and $(25), and $101 and $115 for the three and nine months ended September 30, 2017 and 2016, respectively)	64	(54)	265	318
Total Other Comprehensive Income (Loss)	30,474	(16,820)	81,833	(31,692)

Comprehensive Income	69,543	48,353	35,267	157,306
Less: comprehensive income attributable to noncontrolling interests	461	500	1,132	1,560
Comprehensive Income Attributable to Stericycle, Inc. Common Shareholders	$69,082	$47,853	$34,135	$155,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands
	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(46,566)	$188,998
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	17,262	16,671
Depreciation	88,658	94,079
Intangible amortization	88,475	102,311
Deferred income taxes	(156,191)	20,579
Asset impairment charges and loss on disposal of assets held for sale	28,075	4
Other, net	1,208	977
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	17,112	(26,825)
Prepaid expenses	(6,691)	(5,251)
Accounts payable	(7,900)	681
Accrued liabilities	364,082	6,141
Other assets and liabilities	4,519	19,403
Net Cash Provided by Operating Activities	392,043	417,768
INVESTING ACTIVITIES:
Capital expenditures	(91,730)	(100,981)
Payments for acquisitions, net of cash acquired	(23,812)	(51,197)
Proceeds from sale of property and equipment	607	1,316
Proceeds from sale of business	1,170	—
Proceeds from insurance settlement	—	2,358
Other	(2)	7
Net Cash Used in Investing Activities	(113,767)	(148,497)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(46,391)	(52,462)
Proceeds from foreign bank debt	2,542	68,711
Repayments of foreign bank debt	(19,013)	(68,211)
Repayment of term loan	(100,000)	(250,000)
Proceeds from senior credit facility	1,269,329	1,205,270
Repayments of senior credit facility	(1,336,503)	(1,118,831)
Proceeds from bank overdrafts, net	18,190	—
Payments of capital lease obligations	(2,691)	(4,644)
Payments of deferred financing costs	(2,712)	(605)
Payments for repurchase of common stock	—	(40,814)
Proceeds from issuance of common stock	4,997	35,727
Payments for repurchase of convertible preferred stock	(30,832)	(24,263)
Dividends paid on mandatory convertible preferred stock	(27,506)	(29,853)
Payments to noncontrolling interests	(709)	(6,961)
Net Cash Used in Financing Activities	(271,299)	(286,936)
Effect of exchange rate changes on cash and cash equivalents	1,005	2,322
Net change in cash and cash equivalents	7,982	(15,343)
Cash and cash equivalents at beginning of period	44,189	55,634
Cash and Cash Equivalents at End of Period	$52,171	$40,291

NON-CASH ACTIVITIES:
Issuances of obligations for acquisitions	$7,849	$31,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of January 1, 2016	770	$8	84,853	$849	$1,143,020	$1,868,645	$(282,631)	$17,947	$2,747,838
Net income						206,359		1,540	207,899
Currency translation adjustment							(86,340)	(235)	(86,575)
Change in qualifying cash flow hedge, net of tax							1,328		1,328
Issuance of common stock for stock-based compensation awards and employee stock purchases			661	6	44,763				44,769
Purchase and cancellation of treasury stock			(361)	(3)		(40,811)			(40,814)
Purchase and cancellation of convertible preferred stock	(44)	(1)			(42,194)	11,285			(30,910)
Preferred stock dividend						(39,414)			(39,414)
Stock-based compensation expense					20,455				20,455
Reduction to noncontrolling interests due to additional ownership					413			(8,603)	(8,190)
Balance as of December 31, 2016	726	7	85,153	852	1,166,457	2,006,064	(367,643)	10,649	2,816,386
Net (loss) income						(46,815)		249	(46,566)
Currency translation adjustment							79,889	883	80,772
Change in qualifying cash flow hedge, net of tax							1,061		1,061
Issuance of common stock for stock-based compensation awards and employee stock purchases			199	2	8,851				8,853
Purchase and cancellation of convertible preferred stock	(46)	—			(45,222)	14,390			(30,832)
Preferred stock dividend						(27,506)			(27,506)
Stock-based compensation expense					17,262				17,262
Reduction to noncontrolling interests due to additional ownership					(266)			(443)	(709)
Balance as of September 30, 2017	680	$7	85,352	$854	$1,147,082	$1,946,133	$(286,693)	$11,338	$2,818,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, “the Company”, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures included in the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the Stericycle, Inc. and Subsidiaries consolidated financial statements and notes thereto, as filed with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2017.

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

During the three and nine months ended September 30, 2017, we presented certain rent, utility and depreciation expenses in cost of revenues that had historically been recorded in selling, general and administrative expense (“SG&A”). We have reclassified $3.3 million of which $1.8 million was for rent and utility expenses and $1.5 million was for depreciation expenses from SG&A to cost of revenues for the three months ended September 30, 2016, and $9.4 million of which $5.2 million was for rent and utility expenses and $4.2 million was for depreciation expenses from SG&A to cost of revenues for the nine months ended September 30, 2016 to conform to the current period presentation.

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

2017 10-Q Report	Stericycle, Inc. • 8

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

Accounting Standards Issued But Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single and comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The Company will adopt this ASU using the modified retrospective method. The Company continues to work with third party service providers to assist in adopting the new revenue recognition standard and implementing an information technology solution. The Company continues to assess the application of this new standard to its various revenue streams. Based upon our preliminary assessments, the Company expects that contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with multi-year service contracts, will be capitalized and amortized over the economic life of the contracts. The Company anticipates applying certain practical expedients, including the right to invoice, where the criteria have been met. The Company’s current assessment indicates that it will not have a material change to its revenue recognition under the new standard. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognition. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

Definition of a Business

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements. This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. Due to the number of acquisitions the Company completes in any year, there may be instances where the acquisition will be determined to be an acquisition of assets instead of a business. The Company does not expect the adoption to have a material impact on its financial statements.

2017 10-Q Report	Stericycle, Inc. • 9

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This guidance will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance should be applied on a modified retrospective basis. This ASU is effective for the Company beginning January 1, 2019. During the second quarter of 2017, the Company engaged a third party service provider to assist us in our implementation of the new leases standard. The Company is currently gathering, documenting and analyzing lease agreements related to this ASU and anticipates recognizing material right-of-use assets and related liabilities upon adoption.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption to have a material impact on its financial statements.

Compensation – Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial statements.

NOTE 3 – ACQUISITIONS, DIVESTITURES, AND ASSETS HELD FOR SALE

Acquisitions

During the nine months ended September 30, 2017, the Company completed 24 acquisitions. The acquisitions were all considered to be business combinations.

The following table summarizes the locations, services and type of our acquisitions for the nine months ended September 30, 2017:

		Service			Type
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication Services	Acquisitions of Selected Assets and Liabilities	Acquisitions of Stock
United States	16	2	13	1	16	—
Canada	1	—	1	—	—	1
Republic of Korea	2	2	—	—	2	—
Netherlands	2	1	1	—	2	—
Portugal	1	1	—	—	—	1
France	1	—	1	—	1	—
Spain	1	1	—	—	—	1
Total	24	7	16	1	21	3

2017 10-Q Report	Stericycle, Inc. • 10

The following table summarizes the acquisition date fair value of consideration transferred for the current period acquisitions and the adjustments to the consideration transferred for prior year acquisitions during the nine months ended September 30, 2017:

In thousands
	Nine Months Ended September 30, 2017
	Current Period Acquisitions	Adjustments to Prior Year Acquisitions	Total
Cash	$24,336	$(524)	$23,812
Promissory notes	17,235	(440)	16,795
Deferred consideration	1,001	—	1,001
Contingent consideration	53	(10,000)	(9,947)
Total purchase price	$42,625	$(10,964)	$31,661

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting. These acquisitions resulted in the recognition of goodwill in our financial statements reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy. During the nine months ended September 30, 2017, we recognized an increase in goodwill of $23.7 million related to current period acquisitions, excluding the effect of foreign currency translation. Approximately $21.8 million of the goodwill recognized from current period acquisitions will be deductible for income taxes.

During the nine months ended September 30, 2017, we recognized an increase of $15.5 million in the estimated fair value of acquired customer relationships for current period acquisitions, excluding the effect of foreign currency translation, with amortizable lives of 10 to 40 years.

The fair value of consideration transferred in a business combination is allocated to the tangible and intangible assets assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the respective opening balance sheets. The following table summarizes the preliminary purchase price allocation for current period acquisitions and various adjustments to our prior year acquisitions during the nine months ended September 30, 2017:

In thousands
	Nine Months Ended September 30, 2017
	Current Period Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$2,967	$(912)	$2,055
Intangibles	15,495	7,806	23,301
Goodwill	23,747	(14,502)	9,245
Other assets and liabilities, net	730	—	730
Net deferred tax liabilities	(314)	(3,356)	(3,670)
Total purchase price allocation	$42,625	$(10,964)	$31,661

During the three months ended September 30, 2017 and 2016, the Company incurred $16.4 million and $21.4 million, respectively, of acquisition and integration expenses related to acquiring businesses, reported within SG&A on the Condensed Consolidated Statements of Income (Loss). During the nine months ended September 30, 2017 and 2016, these costs were $60.0 million and $68.9 million, respectively. Acquisition-related costs are costs the Company incurs to effect a business combination such as due diligence and legal expenses, costs of maintaining an internal acquisitions department, direct travel expenses related to acquisitions, government fees, and environmental studies. Integration-related costs are costs the Company incurs after an acquisition is completed to integrate the acquired business’ operations with the Company and include, for example, integration of our sales and collection processes and systems to support those efforts, rebranding to the Company’s name, severance expense related to personnel redundancies, and other. The results of operations of these acquired businesses have been included on the Condensed Consolidated Statements of Income (Loss) from the date of the acquisition. Pro

2017 10-Q Report	Stericycle, Inc. • 11

forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s results of operations.

Divestitures

During the nine months ended September 30, 2017, we sold certain assets and liabilities in the United Kingdom (the “UK”) for $1.2 million resulting in a pretax loss of $5.6 million ($4.5 million, net of tax) which is included in SG&A on the Condensed Consolidated Statements of Income (Loss).

Assets and Liabilities Held for Sale

As of September 30, 2017 and December 31, 2016, certain of our international operations were classified as held for sale. During the nine months ended September 30, 2017, we recorded a $7.1 million asset impairment charge which is included in SG&A on the Condensed Consolidated Statements of Income (Loss). The incremental impairment charge was driven by the decision to sell more of a business to a prospective buyer and primarily resulted from an update to the allocation of goodwill based on the relative fair value of the expected disposal group to its respective reporting unit. The fair value of assets and liabilities held for sale is subject to changes in estimates as a result of evolving market conditions, negotiations, and other matters. The assets and liabilities of the disposal groups are presented as Assets held for sale and Liabilities held for sale on the Condensed Consolidated Balance Sheets.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheet:

In thousands
	September 30, 2017	December 31, 2016
Total current assets	$8,448	$3,050
Fixed assets	11,458	4,915
Goodwill	1,921	80
Intangibles	2,939	753
Other assets	790	336
Assets held for sale	$25,556	$9,134

Total current liabilities	$5,273	$2,532
Deferred income taxes	330	326
Liabilities held for sale	$5,603	$2,858

The Company determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

NOTE 4 – RESTRUCTURING, CONTRACT EXIT AND PLANT CONVERSION EXPENSES

During the first quarter of 2017, management began executing a realignment of our operations to reduce labor redundancies and facility costs in our Latin American countries. Various operating locations, primarily in Brazil, have been consolidated to increase efficiency while reducing headcount. For the three months ended September 30, 2017, the Company recorded $1.0 million of restructuring expenses of which $0.5 million related to employee severance and $0.5 million was other related expenses. For the nine months ended September 30, 2017, the Company recorded $7.6 million of restructuring expenses of which $3.1 million related to employee severance, $3.7 million was long-lived assets and operating permits impairment charges, and $0.8 million was other related expenses. These expenses are reflected as part of SG&A on the Condensed Consolidated Statements of Income (Loss). The current liabilities are expected to be paid within the current year. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available. There could be additional initiatives in the future to further

2017 10-Q Report	Stericycle, Inc. • 12

streamline our operations. As such, the Company expects further expenses related to workforce reductions and other facility rationalization costs when those restructuring plans are finalized and related expenses are estimable.

For the three and nine months ended September 30, 2017, the Company recorded $2.8 million and $5.3 million, respectively, of expenses to exit certain of our patient transportation services contracts in the UK which are reflected as part of SG&A on the Condensed Consolidated Statements of Income (Loss).

For the three months ended September 30, 2017, the Company recorded $0.2 million of plant conversion and other related expenses. For the nine months ended September 30, 2017, the Company recorded $8.2 million of plant conversion and other related expenses of which $5.9 million was operating permits and customer relationships impairment charges and $2.3 million was other costs due to rationalizing our operations and additional environmental liabilities primarily in Latin America. These expenses are reflected as part of SG&A on the Condensed Consolidated Statements of Income (Loss).

During the three months ended September 30, 2017, we recognized $5.8 million in impairment charges related to rationalization of tradenames. These charges are recognized as part of SG&A on the Condensed Consolidated Statements of Income (Loss).

NOTE 5 – BUSINESS TRANSFORMATION AND PROFESSIONAL FEES

During the third quarter of 2017, we initiated a comprehensive multi-year initiative with the objective of transforming the Company’s business processes, systems and organizational design to enable future profitable growth (the “Business Transformation”). For the three months ended September 30, 2017, we recorded $4.2 million of advisory and consulting services expenses related to the Transformation which are reflected as part of SG&A on the Condensed Consolidated Statements of Income (Loss).

During the three and nine months ended September 30, 2017, we recorded $10.9 million and $15.3 million, respectively, for advisory and consulting services related to the implementation of the new revenue recognition and leases accounting standards, and internal control remediation related costs. These expenses are reflected as part of SG&A on the Condensed Consolidated Statements of Income (Loss).

NOTE 6 – INCOME TAXES

We file income tax returns in the United States (the “U.S.”), in various states and in certain foreign jurisdictions.

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

The effective tax rates for the three months ended September 30, 2017 and 2016 were 41.6% and 36.6%, respectively. The increase in the current quarter tax rate, when compared to the same quarter of the prior year, is primarily impacted by the change in the current year forecast of the annual effective tax rate as well as prior year recognition of discrete tax benefits in the UK.

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 23.9% and 35.2%, respectively. The decrease in this year-to-date rate, when compared to the prior year, is primarily due to the U.S. tax impact of a charge recognized in the second quarter of 2017 associated with the Settlement in the MDL Action in the amount of $295.0 million (see Note 15 – Legal Proceedings) and anticipated Business Transformation charges, primarily advisory and consulting services, that impact the annual effective tax rate. This resulted in a

2017 10-Q Report	Stericycle, Inc. • 13

lower proportion of U.S. pre-tax income which has a higher statutory tax rate when compared to international operations.

NOTE 7 – STOCK-BASED COMPENSATION

At September 30, 2017, we had the following incentive stock plans:

•	the 2017 Incentive Stock Plan, which our stockholders approved in May 2017;
•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;
•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;
•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;
•	the 2005 Incentive Stock Plan, which expired in April 2015; and
•	the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001.

Stock Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and the ESPP included on the Condensed Consolidated Statements of Income (Loss):

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues - stock option plan	$13	$26	$39	$53
Selling, general and administrative - stock option plan	3,650	4,287	11,539	13,624
Selling, general and administrative - RSUs	1,189	302	4,136	1,260
Selling, general and administrative - PSUs	201	—	577	—
Selling, general and administrative - ESPP	329	499	971	1,734
Total pre-tax expense	$5,382	$5,114	$17,262	$16,671

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to options with graded vesting is recognized using the straight-line method over the vesting period. Stock option activity during the nine months ended September 30, 2017, is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of January 1, 2017	5,468,732	$96.90
Granted	454,799	82.95
Exercised	(119,631)	50.54
Forfeited	(105,117)	112.63
Cancelled or expired	(108,479)	101.17
Outstanding as of September 30, 2017	5,590,304	$96.38	4.82	$17,312
Exercisable as of September 30, 2017	3,572,197	$89.48	4.12	$17,311

At September 30, 2017, there was $32.9 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.88 years.

2017 10-Q Report	Stericycle, Inc. • 14

The following table sets forth the intrinsic value of options exercised for the three and nine months ended September 30:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total intrinsic value of options exercised	$260	$4,443	$3,520	$24,693

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

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options granted (shares)	18,015	55,100	454,799	1,095,207
Weighted average fair value at grant date	$17.83	$20.02	$19.48	$20.17
Assumptions:
Expected term (in years)	4.83	4.80	4.82	4.77
Expected volatility	22.95%	21.30%	22.68%	18.26%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	1.81%	0.95%	1.90%	1.21%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. Our 2017 Plan includes a share reserve for RSUs granted at a 1-1 ratio while our 2008, 2011, and 2014 Plans reserve at a 2-1 ratio.

A summary of our RSU activity during the nine months ended September 30, 2017, is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of January 1, 2017	114,838	$104.22
Granted	209,268	83.05
Vested and released	(37,185)	93.87
Forfeited	(11,817)	93.91
Outstanding as of September 30, 2017	275,104	$89.95	2.17	$19,703

At September 30, 2017, there was $19.5 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.80 years.

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

2017 10-Q Report	Stericycle, Inc. • 15

NOTE 8 – PREFERRED STOCK

At September 30, 2017, we had 1,000,000 authorized shares of preferred stock and 679,880 shares issued and outstanding of mandatory convertible preferred stock.

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

We declared and paid dividends of $9.0 million and $9.7 million to the preferred stock shareholders during the three months ended September 30, 2017 and 2016, respectively, and $27.5 million and $29.9 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the nine months ended September 30, 2017:

Period	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
		(in thousands)
January 1 - January 31, 2017	100,000	$6,551	$65.51
February 1 - February 28, 2017	40,694	2,668	65.57
March 1 - March 31, 2017	5,006	351	70.00
April 1 - April 30, 2017	75,500	5,511	73.00
May 1 - May 31, 2017	65,000	4,709	72.44
June 1 - June 30, 2017	35,000	2,345	67.00
July 1 - July 31, 2017	—	—	—
August 1 - August 31, 2017	120,000	7,278	60.65
September 1 - September 30, 2017	25,000	1,419	56.75
Total	466,200	$30,832	$66.13

For the nine months ended September 30, 2017, repurchases of our mandatory convertible preferred stock resulted in a $14.4 million increase to retained earnings, because we redeemed the preferred stock at a discount. The 466,200 depository shares are equivalent to 46,620 units of preferred stock.

2017 10-Q Report	Stericycle, Inc. • 16

NOTE 9 – EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, PSUs, and the assumed conversion of mandatory convertible preferred stock. The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the issue of the mandatory convertible preferred stock, we use the "if-converted method." Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back as an adjustment to the numerator. The mandatory convertible preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting common shares are included in the denominator. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The numerator is also adjusted for any premium or discount arising from redemption of the preferred stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

In thousands, except share and per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Stericycle, Inc.	$39,038	$64,795	$(46,815)	$187,615
Mandatory convertible preferred stock dividend	8,957	9,726	27,506	29,853
Gain on repurchase of preferred stock	(5,368)	(6,467)	(14,390)	(7,747)
Numerator for basic earnings (loss) per share attributable to Stericycle, Inc. common shareholders	$35,449	$61,536	$(59,931)	$165,509
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	85,342,955	85,044,303	85,278,783	84,881,452
Effect of diluted securities:
Dilutive effect of stock-based compensation awards	278,229	526,226	—	808,073
Mandatory convertible preferred stock (a)	—	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and after assumed exercises (b)	85,621,184	85,570,529	85,278,783	85,689,525
Earnings (loss) per share – Basic	$0.42	$0.72	$(0.70)	$1.95
Earnings (loss) per share – Diluted (b)	$0.41	$0.72	$(0.70)	$1.93
(a)

The weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock totaling of 5,048,824 and 5,495,861 for the three months ended September 30, 2017 and 2016, respectively, and 5,152,582 and 5,590,105 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted earnings (loss) per share as such conversion would have been anti-dilutive.

(b)	Due to the net loss for the nine months ended September 30, 2017 dilutive loss per share is the same as basic.

For the three and nine months ended September 30, 2017, options to purchase shares of 4,742,895 and 4,732,117, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2017, 306,765 incremental shares related to stock options were not included in the computation of diluted loss per share because of the net loss during this period.

2017 10-Q Report	Stericycle, Inc. • 17

For the three and nine months ended September 30, 2016, options to purchase shares of 3,595,578 and 2,791,040, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2017, RSUs of 225,756 and 49,271 respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2017, 17,642, incremental shares related to RSUs were not included in the computation of diluted loss per share because of the net loss during the nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, RSUs of 68,910 and 2,228, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

The Company had outstanding PSUs during the three and nine months ended September 30, 2017 that were eligible to vest into a maximum of 10,348 shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding PSUs have been excluded from the earnings (loss) per share calculation for the three and nine months ended September 30, 2017 as the performance conditions were not satisfied as of the end of the respective periods.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

2017 10-Q Report	Stericycle, Inc. • 18

The following table summarizes financial assets and liabilities that are carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets:

In thousands
		Fair Value Measurements Using
	Total as of September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$69	$69	$—	$—
Derivative financial instruments	389	—	389	—
Total	$458	$69	$389	$—
Liabilities:
Contingent consideration	$14,799	$—	$—	$14,799

In thousands
		Fair Value Measurements Using
	Total as of December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term investments	$62	$62	$—	$—
Derivative financial instruments	816	—	816	—
Total	$878	$62	$816	$—
Liabilities:
Contingent consideration	$24,119	$—	$—	$24,119

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

We recorded a $0.4 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets at September 30, 2017. The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $14.8 million as of September 30, 2017, of which $5.4 million was classified as Current liabilities. Contingent consideration liabilities were $24.1 million at December 31, 2016, of which $8.1 million was classified as Current liabilities. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. These events are usually targets for revenues, earnings, or other milestones related to the business acquired. We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes. The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance. If the financial performance measures were all fully met, our maximum liability would be $16.5 million at September 30, 2017. Contingent consideration liabilities are reassessed each reporting period and are reflected on the Condensed Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

Changes to contingent consideration are reflected in the table below:

In thousands
Contingent consideration as of January 1, 2017	$24,119
Increase due to current year acquisitions	53
Purchase accounting adjustments	(10,000)
Decrease due to payments	(206)
Change due to foreign currency fluctuations	149
Change in fair value reflected in selling, general, and administrative expenses	893
Other	(209)
Contingent consideration as of September 30, 2017	$14,799

2017 10-Q Report	Stericycle, Inc. • 19

At September 30, 2017, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.77 billion, which was also equal to the carrying amount. At December 31, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.97 billion compared to a carrying amount of $2.96 billion. The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, Accounts payable and Accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value (using Level 3 inputs).

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The changes in the carrying amount of goodwill since January 1, 2016, by reportable segment and for the “Other” category (see Note 14 – Segment Reporting), were as follows:

In thousands
	Domestic and Canada RCS (a)	International RCS (b)	Other	Total
Balance as of January 1, 2016	$2,842,711	$632,491	$282,975	$3,758,177
Goodwill acquired during year	41,517	8,381	2,871	52,769
Purchase accounting adjustments	(77,247)	(78,894)	(5,048)	(161,189)
Goodwill write-offs related to disposition and amounts reclassified to assets held for sale	—	(7,486)	—	(7,486)
Changes due to foreign currency fluctuations	4,820	(56,071)	—	(51,251)
Balance as of December 31, 2016	2,811,801	498,421	280,798	3,591,020
Goodwill acquired during the period	14,434	4,698	4,615	23,747
Purchase accounting adjustments	(13,885)	(2,147)	1,530	(14,502)
Goodwill write-offs related to disposition and amounts reclassified to assets held for sale	—	(8,935)	—	(8,935)
Changes due to foreign currency fluctuations	12,645	34,599	—	47,244
Balance as of September 30, 2017	$2,824,995	$526,636	$286,943	$3,638,574
(a)	Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”)
(b)	International Regulated Waste and Compliance Services (“International RCS”)

Current period adjustments to goodwill for certain prior year acquisitions are primarily due to the finalization of intangible asset valuations among other opening balance sheet adjustments.

Other Intangible Assets:

At September 30, 2017 and December 31, 2016, the values of other intangible assets were as follows:

2017 10-Q Report	Stericycle, Inc. • 20

In thousands
	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,600,141	$352,140	$1,248,001	$1,553,398	$261,306	$1,292,092
Covenants not-to-compete	7,899	5,674	2,225	9,491	6,371	3,120
Tradenames	5,988	1,724	4,264	5,708	1,365	4,343
Other	17,854	3,278	14,576	19,076	2,526	16,550
Indefinite-lived intangibles:
Operating permits	231,819	—	231,819	229,396	—	229,396
Tradenames	317,193	—	317,193	316,472	—	316,472
Total	$2,180,894	$362,816	$1,818,078	$2,133,541	$271,568	$1,861,973

The changes in the carrying amount of intangible assets since January 1, 2016 were as follows:

In thousands
Balance as of January 1, 2016	$1,842,561
Intangible assets acquired during the year	35,564
Valuation adjustments for prior year acquisitions	168,979
Intangible write-offs due to disposition and amounts reclassified to assets held for sale	(15,961)
Impairments during the year	(1,406)
Intangible amortization during the year	(129,300)
Changes due to foreign currency fluctuations	(38,464)
Balance as of December 31, 2016	1,861,973
Intangible assets acquired during the period	15,495
Valuation adjustments for prior year acquisitions	7,806
Intangible write-offs due to disposition and amounts reclassified to assets held for sale	(2,800)
Impairments during the period	(11,971)
Intangible amortization during the period	(88,475)
Changes due to foreign currency fluctuations	36,050
Balance as of September 30, 2017	$1,818,078

Our indefinite-lived intangible assets include permits and certain tradenames. We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore these are not amortized.

Our finite-lived intangible assets are amortized over their useful lives. We have determined that our customer relationships have useful lives ranging from 5 to 40 years based upon the type of customer and a weighted average remaining useful life of 14.8 years. We have covenants not-to-compete with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 2.8 years. We have tradename with useful lives ranging from 10 to 40 years and a weighted average remaining useful life of 15.7 years. Other intangibles mainly consist of landfill air rights and have a weighted average remaining useful life of 16.9 years.

For the three and nine months ended September 30, 2017, we recognized $5.8 million and $12.0 million, respectively, of impairment charges as part of SG&A on the Condensed Consolidated Statements of Income (Loss). For more details, see Note 4 – Restructuring, Contract Exit and Plant Conversion Expenses.

During the three months ended September 30, 2017 and 2016, the aggregate intangible amortization expense was $29.9 million and $33.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the aggregate intangible amortization expense was $88.5 million and $102.3 million, respectively.

2017 10-Q Report	Stericycle, Inc. • 21

The estimated amortization expense for each of the next five years, assuming no additional amortizable intangible assets, is as follows for the years ended December 31:

In thousands
2017	$118,983
2018	118,681
2019	118,407
2020	117,620
2021	117,180

The estimates for amortization expense noted above are based upon foreign exchange rates at September 30, 2017.

NOTE 12 – DEBT

Long-term debt consisted of the following:

In thousands
	September 30, 2017	December 31, 2016
Obligations under capital leases	$9,855	$11,121
$1.2 billion senior credit facility weighted average rate 2.40%, due in 2019	353,601	407,119
$1.0 billion term loan weighted average rate 2.65%, due in 2020	900,000	1,000,000
$175 million private placement notes 3.89%, due in 2017	175,000	175,000
$125 million private placement notes 2.68%, due in 2019	125,000	125,000
$225 million private placement notes 4.47%, due in 2020	225,000	225,000
$150 million private placement notes 2.89%, due in 2021	150,000	150,000
$125 million private placement notes 3.26%, due in 2022	125,000	125,000
$200 million private placement notes 2.72%, due in 2022	200,000	200,000
$100 million private placement notes 2.79%, due in 2023	100,000	100,000
$150 million private placement notes 3.18%, due in 2023	150,000	150,000
Promissory notes and deferred consideration weighted average rate of 2.04% and weighted average maturity of 2.9 years	163,685	191,648
Foreign bank debt weighted average rate 6.40% and weighted average maturity of 1.7 years	88,356	99,428
Total debt	2,765,497	2,959,316
Less: current portion of total debt	122,189	72,822
Less: unamortized debt issuance costs	9,576	9,179
Long-term portion of total debt	$2,633,732	$2,877,315

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments. At September 30, 2017, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At September 30, 2017 and December 31, 2016, we had $134.2 million and $138.0 million, respectively, committed to outstanding letters of credit under our senior credit facility. The unused portion of the revolving credit facility was $712.2 million and $654.9 million at September 30, 2017 and December 31, 2016, respectively.

We classified our $175.0 million private placement notes that matured in October 2017 as long-term debt because on October 16, 2017 we repaid this obligation by borrowing from our $1.2 billion senior credit facility which is due in 2019.

On July 28, 2017, we entered into amendments to the agreements governing our senior credit facility, term loan and private placement notes, which amend the financial covenants therein to modify the definition of Consolidated EBITDA and provisions relating to permissible Consolidated Leverage Ratio to permit the Company to make the payment contemplated by the Settlement (see Note 15 – Legal Proceedings). If at the end of any fiscal

2017 10-Q Report	Stericycle, Inc. • 22

quarter, the Consolidated Leverage Ratio, on a pro forma basis as of such date and immediately after giving effect to the payment of the Settlement  is greater than 3.50 to 1.00, the Company may, in its sole discretion, elect to increase the maximum Consolidated Leverage Ratio to 4.00 to 1.00 as of the end of the fiscal quarter in which the full payment for the Settlement occurred and in any subsequent fiscal quarter ending on or prior to September 30, 2018; provided, however, in no event shall the elevated ratio permitted by the immediately preceding clause extend after September 30, 2018.

The July 28, 2017 amendments referenced above further provide that, if at the end of any fiscal quarter of the Company, the Consolidated Leverage Ratio exceeded 3.75 to 1.00 but is at or below 4.00 to 1.00, the per annum interest rate (including any Default Rate, if applicable) otherwise applicable shall be increased by 50 basis points (.50%) from the date of such Leverage Increase to but not including the date that the Consolidated Leverage Ratio is 3.75 to 1.00 or less.

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

At September 30, 2017 and December 31, 2016, the total environmental remediation liabilities recorded were $32.7 million and $30.9 million of which $5.8 million and $2.4 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets, respectively. We project payments over approximately 30 years.

As discussed in Note 15 – Legal Proceedings, in the second quarter of 2017, we recorded an environmental liability of $2.0 million related to a portion of a hazardous waste facility in Mexico based upon our initial assessment. We are continuing to assess the level of required remediation, as well as other potentially responsible parties, and will adjust our estimate in the future as appropriate.

NOTE 14 – SEGMENT REPORTING

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

2017 10-Q Report	Stericycle, Inc. • 23

Our two reportable segments are:

•	Domestic and Canada RCS, and
•	International RCS.

The following tables show financial information for the Company's reportable segments:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Domestic and Canada RCS	$634,682	$631,668	$1,917,521	$1,878,451
International RCS	174,603	187,735	536,244	570,609
All other	73,489	70,741	239,141	206,886
Total	$882,774	$890,144	$2,692,906	$2,655,946
Gross Profit
Domestic and Canada RCS	$276,700	$285,552	$839,713	$844,940
International RCS	54,965	57,002	169,955	178,633
All other	36,374	33,402	108,785	96,604
Total	$368,039	$375,956	$1,118,453	$1,120,177
Intangible amortization
Domestic and Canada RCS	$21,944	$26,184	$65,534	$73,906
International RCS	5,917	4,982	16,846	22,484
All other	2,044	1,962	6,095	5,921
Total	$29,905	$33,128	$88,475	$102,311
Adjusted EBITA (a)
Domestic and Canada RCS	$185,027	$194,512	$568,893	$571,562
International RCS	15,644	17,942	54,045	53,588
All other	(24,808)	(20,741)	(93,605)	(60,982)
Total	$175,863	$191,713	$529,333	$564,168

The following table reconciles the Company's primary measure of segment profitability (EBITA) to income from operations:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITA (a)	$175,863	$191,713	$529,333	$564,168
Intangible amortization expense (see Note 11)	(29,905)	(33,128)	(88,475)	(102,311)
Acquisition and integration expenses (see Note 3)	(16,435)	(21,427)	(59,993)	(68,870)
Litigation and professional service expenses (b)	(16,481)	(1,481)	(324,531)	(5,445)
Restructuring, plant conversion and other related expenses, and contract exit expenses (see Note 4)	(4,049)	(10,597)	(11,568)	(24,475)
Asset impairment charges and loss on disposal of assets held for sale (see Notes 3 and 4)	(14,898)	(4)	(28,075)	(4)
Change in fair value of contingent consideration (see Note 10)	(492)	(559)	(893)	2,085
Income from operations	$93,603	$124,517	$15,798	$365,148
(a)	Adjusted EBITA is defined as income from operations exclusive of intangible amortization and other adjusting items reconciled in the table above.

(b)

Litigation and professional service expenses generally consist of legal expenses to defend significant lawsuits and any related settlements as well as certain advisory and consultative services for significant project initiatives which are reflected as part of SG&A on the Condensed Consolidated Statements of Income (Loss) (see Note 5 – Business Transformation and Professional Fees). The litigation and professional service expenses for the nine months ended September 30, 2017 include a pre-tax charge of $295.0 million related to the Settlement of the MDL Action (see Note 15 – Legal Proceedings).

2017 10-Q Report	Stericycle, Inc. • 24

The following table shows consolidated revenues by service:

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Regulated Waste and Compliance Services	$502,358	$520,390	$1,525,856	$1,550,273
Secure Information Destruction Services	204,726	187,090	621,210	562,254
Communication and Related Services	89,049	87,486	285,433	257,984
Manufacturing and Industrial Services	86,641	95,178	260,407	285,435
Revenues	$882,774	$890,144	$2,692,906	$2,655,946

NOTE 15 – LEGAL PROCEEDINGS

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

Contract Class Action Lawsuits. We were served on March 12, 2013 with a class action complaint filed in the U.S. District Court for the Western District of Pennsylvania by an individual plaintiff for itself and on behalf of all other “similarly situated” customers of ours. The complaint alleged, among other things, that we had imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.

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

As we disclosed in a current report on Form 8-K filed on August 2, 2017, under the terms of the Proposed MDL Settlement, we will establish a common fund of $295.0 million from which will be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration. Our existing contracts with customers will remain in force, while we will also establish as part of the Proposed MDL Settlement guidelines for future price increases and provide customers additional transparency regarding such increases. The Proposed MDL Settlement also addresses additional matters, including the availability of alternative dispute resolution for members of the settlement class. In the Proposed MDL Settlement, we are admitting no fault or wrongdoing whatsoever, and are entering into the Proposed MDL Settlement in order to avoid the cost and uncertainty of litigation.

In view of the Proposed MDL Settlement, we recorded a pre-tax accrual of $295.0 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2017 and a pre-tax charge of $295.0 million in SG&A on the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2017.

On October 17, 2017, the Company executed a definitive written settlement agreement (the “Settlement”), which incorporates the terms of the agreement in principle announced in August 2017. The Settlement incorporates the terms of the Proposed MDL Settlement, described above, and proposes a global resolution of all cases and claims against the Company in the MDL Action, including the allegation that price increases implemented by the Company allegedly violated the contracts between the Company and its customers as well as various state consumer protection statutes. Under the terms of the Settlement, the Company is admitting no fault or wrongdoing whatsoever, and it is entering into the Settlement in order to avoid the cost and uncertainty of litigation. The Settlement, upon final approval by the Court following a fairness hearing, will fully and finally resolve all claims against the Company alleged in the MDL Action.

On October 17, 2017, plaintiffs in the MDL Action filed Plaintiffs’ Unopposed Motion for Preliminary Approval of Class Settlement and Approval of Notice Plan. Following a hearing on October 26, 2017, the Court granted preliminary approval of the Settlement and set certain deadlines, including for notification of the class of the terms of the Settlement, the submission of opt-outs or objections to the Settlement, and a fairness hearing, which is set for February 23, 2018.

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

2017 10-Q Report	Stericycle, Inc. • 26

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

On November 1, 2016, the Court appointed the Public Employees’ Retirement System of Mississippi and the Arkansas Teacher Retirement System as Lead Plaintiffs and their counsel as Lead Counsel. On February 1, 2017, Lead Plaintiff filed a Consolidated Amended Complaint with additional purported factual material supporting the same legal claims from the prior complaints for a class period from February 7, 2013 through September 18, 2016. Defendants filed a motion to dismiss the Consolidated Amended Complaint on April 1, 2017. On May 19, 2017, plaintiffs filed a response in opposition to the motion to dismiss and on June 19, 2017, Defendants filed a reply brief in support of their motion. The motion to dismiss is currently pending.

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

We intend to vigorously defend ourselves against this consolidated lawsuit.

We have not accrued any amounts in respect of these lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in our judgment, the factual and legal

2017 10-Q Report	Stericycle, Inc. • 27

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

The parties are currently conducting discovery. The deadline for completion of fact discovery is February 15, 2018.

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

2017 10-Q Report	Stericycle, Inc. • 28

FCPA Investigation. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the Foreign Corrupt Practices Act (“FCPA”) or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America. In addition, the Department of Justice has notified the Company that it is investigating this matter in parallel with the SEC. The Company is cooperating with these agencies. The Company is also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.

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

North Salt Lake, Utah. On February 29, 2016, we entered into a statute of limitations tolling agreement with the United States Attorney’s Office for the District of Utah (the “USAO”) relating to an investigation by the USAO and the Criminal Investigation Division of the U.S. Environmental Protection Agency (the “EPA”) of the same facts underlying the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The USAO and EPA are investigating whether the matters forming the basis of the NOV constitute criminal or civil violations of the Clean Air Act and other federal statutes. The tolling agreement has subsequently been extended to November 30, 2017. Under the tolling agreement as extended, the period from March 1, 2016 through November 30, 2017 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated federal statutes. The agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding.

We continue to cooperate with the investigation and have engaged in discussions with the USAO and EPA regarding the parties’ current factual and legal positions. We will continue to evaluate the USAO’s position and to explore a number of potential alternatives, including a negotiated resolution and potential litigation.

The Company has accrued its estimate of the probable loss for this matter in accrued liabilities which is not material.

Rancho Cordova, California. The California Department of Toxic Substances Control (“DTSC”) has alleged violations of California’s Hazardous Waste Control Law for our hazardous waste facility in Rancho Cordova, California for the years 2011 through 2017. DTSC has referred the matter to the California Attorney General’s office. On March 3, 2016, we entered into a tolling agreement with the Attorney General’s office, which was subsequently extended through October 30, 2017. Under the tolling agreement as extended, the period from February 29, 2016 through October 30, 2017 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated the Hazardous Waste Control Law. The tolling agreement does

2017 10-Q Report	Stericycle, Inc. • 29

not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding.

On October 26, 2017, DTSC filed a complaint in California Superior Court in Sacramento County for civil penalties and injunctive relief for alleged violations of California's Hazardous Waste Control Law. We continue to engage in discussions with DTSC regarding the parties’ current factual and legal positions. We will continue to evaluate DTSC’s position and to explore a number of potential alternatives, including a negotiated resolution and potential litigation.

The Company has accrued its estimate of the probable loss for this matter in accrued liabilities which is not material.

Tabasco, Mexico. The National Agency for Industrial Security and the Protection of the Environment for the Hydrocarbon Sector in Mexico (“ASEA”) has conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of our subsidiaries in Dos Bocas, Tabasco, Mexico. ASEA has claimed that the contaminated soil treatment process described in the treatment permit had not been followed properly and has issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated. Our subsidiary has engaged a firm of environmental technicians to assess the contamination described in the ASEA order and to conduct a broader environmental assessment of the facility. The preliminary estimate of the remediation costs necessary to address the ASEA order was $2.0 million. Our review and assessment of the overall facility is ongoing. At this time we are unable to reasonably estimate the future cost of any remedial obligations at the facility beyond the preliminary estimate to comply with the ASEA order.

As described in Note 13 - Environmental Remediation Liabilities, we have recorded a pre-tax charge of $2.0 million for this matter in accrued liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2017.

NOTE 16 – EMPLOYEE BENEFIT PLANS

Multiemployer Defined Benefit Pension Plans. We are a participating employer in two trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. The risks of participating in these Multiemployer Pension Plans are different from single-employer plans in that (i) assets contributed to the Multiemployer Pension Plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our Multiemployer Pension Plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. Pension contributions to these plans in 2016 were approximately $0.5 million. Based upon the latest information available, these plans were in critical status having an accumulated funding deficiency and have adopted a rehabilitation plan. We are currently in process of obtaining the most recent available Form 5500 of the Multiemployer Pension Plans. We expect to be considered individually significant as a result of providing more than 5% of the total contributions for each of the plans.

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

2017 10-Q Report	Stericycle, Inc. • 30

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

Business Transformation

During the third quarter of 2017, the Company initiated a comprehensive multi-year initiative with the objective of transforming the Company’s business processes, systems and organizational design to enable future profitable growth.

Since its inception, the Company has completed hundreds of acquisitions, resulting in many distinct systems, business processes and resource redundancies across the organization. The Transformation will impact all of Stericycle’s service lines and geographies and is expected to take three to five years to fully execute and realize its benefits.

The Transformation initiatives include:

•

Enterprise resource planning (ERP) technology platform. Consolidation of the Company’s disparate systems and applications to streamline access to information and drive overall data management efficiencies.

•	Organizational excellence and efficiency. The restructuring of the organization and consolidation of select operations.
•	Operational optimization. Optimization of route planning logistics, plant throughput and business processes.
•	Strategic sourcing. Reduce spend through improved procurement processes and leveraging of organizational scale.

2017 10-Q Report	Stericycle, Inc. • 31

Additional Transformation initiatives and their potential benefits are under evaluation. Stericycle has engaged a consulting organization with expertise in transformational initiatives and is working with the consultant to validate financial performance opportunities and develop initiative implementation plans.

Results of Operations for Three Months Ended September 30, 2017 Compared to

Three Months Ended September 30, 2016

Highlights for the three months ended September 30, 2017 included the following:

•	revenues of $882.8 million, a decrease of 0.8% or an increase of 0.1% when excluding Manufacturing and Industrial;
•	gross profit (revenues less cost of revenues) of $368.0 million, a decrease of 2.1%;
•	income from operations of $93.6 million, a decrease of 24.8%;
•

we incurred $82.3 million in pre-tax expenses related to intangible amortization expense, acquisition and integration expenses, litigation and professional services expenses, restructuring, plant conversion and other related expenses, contract exit expenses, and asset impairment charges and loss on disposal of assets held for sale;

•

we reclassified $3.3 million of which $1.8 million was for rent and utility expenses and $1.5 million was for depreciation expense from Selling, general and administrative expense (“SG&A”) to cost of revenues for the three months ended September 2016 to conform to the current period presentation;

•	the effective tax rate was 41.6%;
•	net income attributable to Stericycle, Inc. common shareholders was $35.4 million, with diluted earnings per share of $0.41;
•	capital expenditures were $28.6 million; and
•	dividends of $9.0 million were paid during the third quarter of 2017 to holders of our Series A Preferred Stock.

2017 10-Q Report	Stericycle, Inc. • 32

The following summarizes the Company’s operations:

In thousands, except per share data
	Three Months Ended September 30,
	2017		2016
		% of Revenues		% of Revenues
Revenues	$882,774	100.0	$890,144	100.0
Cost of revenues	491,062	55.6	488,201	54.8
Depreciation - cost of revenues	23,673	2.7	24,265	2.7
Plant conversion and other related expenses	—	-	1,722	0.2
Total cost of revenues	514,735	58.3	514,188	57.8
Gross profit	368,039	41.7	375,956	42.2
Selling, general and administrative ("Adjusted SG&A") expenses (exclusive of adjusting items and depreciation shown below)	185,460	21.0	178,002	20.0
Intangible amortization	29,905	3.4	33,128	3.7
Acquisition and integration expenses	16,435	1.9	21,427	2.4
Litigation and professional services expenses	16,481	1.9	1,481	0.2
Restructuring, plant conversion and other related expenses, and contract exit expenses	4,049	0.5	8,875	1.0
Asset impairment charges and loss on disposal of assets held for sale	14,898	1.7	4	0.0
Change in fair value of contingent consideration	492	0.1	559	0.1
Total Adjustments	82,260	9.3	65,474	7.4
Total SG&A expenses (exclusive of depreciation shown below)	267,720	30.3	243,476	27.4
Depreciation	6,716	0.8	7,963	0.9
Income from operations	93,603	10.6	124,517	14.0
Net interest expense	24,482	2.8	24,690	2.8
Other expense (income), net	2,272	0.3	(2,932)	(0.3)
Income tax expense	27,780	3.1	37,586	4.2
Net income	39,069	4.4	65,173	7.3
Less: net income attributable to noncontrolling interests	31	0.0	378	0.0
Net income attributable to Stericycle, Inc.	39,038	4.4	64,795	7.3
Mandatory convertible preferred stock dividend	8,957	1.0	9,726	1.1
Gain on repurchase of preferred stock	(5,368)	(0.6)	(6,467)	(0.7)
Net income attributable to Stericycle, Inc. common shareholders	$35,449	4.0	$61,536	6.9
Earnings per share - diluted	$0.41		$0.72

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

Our consolidated revenues decreased $7.4 million, or 0.8%, in the third quarter of 2017 to $882.8 million from $890.1 million in the third quarter of last year. Organic decline was $5.4 million, or 0.6%. Overall organic decline excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period. Acquisitions contributed $6.8 million to revenues. Divestitures reduced revenues by $9.9 million. The net effect of acquisitions and divestitures resulted in a 0.3% decrease in revenues in the third quarter

2017 10-Q Report	Stericycle, Inc. • 33

of 2017. The effect of foreign exchange rates favorably impacted total revenues in the third quarter of 2017 by $1.1 million, or 0.1%, as foreign currencies strengthened against the U.S. dollar.

Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”) revenues increased $3.0 million, or 0.5%, in the third quarter of 2017 to $634.7 million from $631.7 million in the third quarter of last year. Organic decline in the Domestic and Canada RCS segment was $2.7 million, or 0.4%, and acquisitions contributed $4.2 million, or 0.7%, to revenues. Our Secure Information Destruction revenues were strong due to higher sales activity for both reoccurring and one-time purge services combined with higher recycling revenue. The strengthening of the Canadian dollar favorably impacted 2017 revenues by $1.5 million, or 0.2%. Revenues related to Manufacturing and Industrial (“M&I”) waste services continued to experience a decline of $5.1 million from the third quarter of last year, which reduced overall organic growth by 0.9%. This decline was due to fewer on-call services related to softness in the U.S. industrial market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

International Regulated Waste and Compliance Services (“International RCS”) revenues decreased $13.1 million, or 7.0%, in the third quarter of 2017 to $174.6 million from $187.7 million in the third quarter of last year. Organic decline in the International RCS segment was $4.0 million, or 2.2%, primarily due to exiting certain patient transport service contracts in the UK and continued decline in M&I waste services in our Latin America countries. Acquisitions in the International RCS segment contributed $1.3 million to revenues. Divestitures reduced revenues by $9.9 million. The net effect of acquisitions and divestitures resulted in a 4.6% decrease in revenues in the third quarter of 2017. The effect of foreign exchange rates unfavorably impacted international revenues in the third quarter of 2017 by $0.5 million, or 0.3%, as foreign currencies declined against the U.S. dollar.

Other revenues related to Domestic Communication and Related Services increased $2.7 million, or 3.9%, in the third quarter of 2017 to $73.5 million from $70.7 million in the third quarter of last year, primarily due to several larger non-recurring recall events in the quarter.

Cost of Revenues: Our consolidated cost of revenues increased $0.5 million, or 0.1%, in the third quarter of 2017 to $514.7 million from $514.2 million in the third quarter of last year. As a percentage of revenues, consolidated gross profit decreased to 41.7% in the third quarter of 2017 from 42.2% in the third quarter of last year. In general, international gross profit is lower than domestic gross profit because our international operations have fewer small account customers, which tend to generate higher gross profit. Historically, our international operations generate most of their revenues from large account customers, such as hospitals. As our international revenues increase, consolidated gross profit percentages experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.

Domestic and Canada RCS cost of revenues increased $11.9 million, or 3.4%, in the third quarter of 2017 to $358.0 million from $346.1 million in the third quarter of last year. As a percentage of revenues, gross profit decreased to 43.6% in the third quarter of 2017 from 45.2% in the third quarter of last year, primarily due to lower revenues from our M&I customers, which have a higher fixed cost structure. Pricing pressure on our small quantity regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues. We also experienced higher costs related to wages.

International RCS cost of revenues decreased $11.1 million, or 8.5%, in the third quarter of 2017 to $119.6 million from $130.7 million in the third quarter of last year, primarily due to the divestiture of the patient transport business in the UK in 2017. As a percentage of revenues, gross profit increased to 31.5% in the third quarter of 2017 from 30.4% in the third quarter of last year as a result of divesting lower margin patient transport business in the UK.

Selling, General and Administrative Expenses Exclusive of Adjusting Items and Depreciation ("Adjusted SG&A"): Our consolidated Adjusted SG&A expenses increased $7.5 million, or 4.2%, in the third quarter of 2017 to $185.5

2017 10-Q Report	Stericycle, Inc. • 34

million from $178.0 million in the third quarter of last year, primarily due to investments to support our sales and marketing activities to address pricing pressure on our small quantity regulated waste and compliance customers.

Domestic and Canada RCS Adjusted SG&A expenses increased $2.0 million, or 2.3%, in the third quarter of 2017 to $89.6 million from $87.6 million in the third quarter of last year. As a percentage of revenues, Adjusted SG&A increased to 14.1% in the third quarter of 2017 compared to 13.9% in the third quarter of last year, primarily due to investments to support our sales and marketing activities to address pricing pressure on our small quantity regulated waste and compliance customers.

International RCS Adjusted SG&A expenses decreased $1.8 million, or 4.5%, in the third quarter of 2017 to $37.8 million from $39.6 million in the third quarter of last year, primarily due to the divestiture of the patient transport business in the UK in 2017. As a percentage of revenues, Adjusted SG&A increased to 21.6% in the third quarter of 2017 compared to 21.1% in the third quarter of last year.

Income from Operations: Consolidated income from operations decreased $30.9 million in the third quarter of 2017 to $93.6 million from $124.5 million in the third quarter of last year. The comparison of income from operations between 2017 and 2016 was affected by the following items:

During the third quarter of 2017, we recognized $16.4 million of expenses related to acquisition and integration activities, $16.5 million in certain litigation and professional services expenses, $4.0 million in restructuring, plant conversion and other related expenses, and contract exit expenses, $14.9 million of asset impairment charges and loss on disposal of assets held for sale, and $0.5 million unfavorable change in fair value of contingent consideration.

During the third quarter of 2016, we recognized $21.4 million of expenses related to acquisition and integration activities, $1.5 million in certain litigation and professional services expenses, $10.6 million in restructuring, plant conversion and other related expenses, and contract exit expenses and $0.6 million unfavorable change in fair value of contingent consideration.

Consolidated depreciation and amortization expense decreased $5.1 million, or 7.8%, in the third quarter of 2017 to $60.3 million from $65.4 million in the third quarter of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up in 2016 of amortization expense from the acquisition date. As a percentage of revenues, depreciation and amortization expense decreased to 6.8% in the third quarter of 2017 compared to 7.3% in the third quarter of last year.

Domestic and Canada RCS income from operations decreased $3.5 million in the second quarter of 2017 to $154.9 million from income of $158.4 million in the third quarter of last year. The comparison of income from operations between 2017 and 2016 was affected by the following items:

During the third quarter of 2017, we recognized $8.1 million of expenses related to acquisition and integration activities, and plant conversion expenses.

During the third quarter of 2016, we recognized $10.0 million of expenses related to acquisition and integration activities, and plant conversion expenses.

Domestic and Canada RCS depreciation and amortization expense decreased $5.6 million, or 12.4%, in the third quarter of 2017 to $39.6 million from $45.2 million in the third quarter of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up in 2016 of amortization expense from the acquisition date. As a percentage of revenues, depreciation and amortization expense decreased to 6.2% in the third quarter of 2017 compared to 7.2% in the third quarter of last year.

International RCS loss from operations was $4.5 million in the third quarter of 2017 compared to income of $1.9 million in the third quarter of last year. The comparison of income from operations between 2017 and 2016 was affected by the following items:

2017 10-Q Report	Stericycle, Inc. • 35

During the third quarter of 2017, we recognized $14.3 million of expenses related to asset impairment charges, loss on disposal of assets held for sale, restructuring, contract exit expenses, and acquisition and integration activities. These charges are primarily due to exiting certain of our M&I waste service businesses and patient transport services contracts in the UK and an initiative to realign our operations and reduce labor redundancies in our Latin American countries.

During the third quarter of 2016, we recognized $11.1 million of expenses related to acquisition and integration activities, plant conversion and other related expenses and contract exit expenses related to exiting certain contracts in our patient transport services in the UK.

International RCS depreciation and amortization expense increased $0.2 million, or 1.5%, in the third quarter of 2017 to $13.7 million from $13.5 million in the third quarter of last year. As a percentage of revenues, depreciation and amortization expense increased to 7.8% in the third quarter of 2017 compared to 7.2% in the third quarter of last year.

Net Interest Expense: Net interest expense slightly decreased to $24.5 million in the third quarter of 2017 from $24.7 million in the third quarter of last year due to a reduction of our average outstanding debt balance, partially offset by an increase in interest rates in the U.S.

Income Tax Expense: Income tax was $27.8 million in the third quarter of 2017 compared to $37.6 million in the third quarter of last year. The effective tax rates for the three months ended September 30, 2017 and 2016 were 41.6% and 36.6%, respectively. The increase in the current quarter tax rate, when compared to the same quarter of the prior year, is primarily impacted by the change in the current year forecast of the annual effective tax rate as well as prior year recognition of discrete tax benefits in the UK.

Results of Operations for Nine Months Ended September 30, 2017 Compared to

Nine Months Ended September 30, 2016

Highlights for the nine months ended September 30, 2017 included the following:

•	revenues of $2.69 billion, an increase of 1.4%, or an increase of 2.6% when excluding Manufacturing and Industrial;
•	gross profit (revenues less cost of revenues) of $1.12 billion, a decrease of 0.2%;
•	income from operations of $15.8 million;
•

we reached a proposed settlement, which has now received preliminary court approval, of the small quantity customer class action lawsuit in the U.S. of $295.0 million to reduce the uncertainty and expense of continued litigation (see Note 15 – Legal Proceedings);

•

we incurred $513.5 million in pre-tax expenses related to intangible amortization expense, acquisition and integration expenses, litigation and professional services expenses (see above), restructuring, plant conversion and other related expenses, contract exit expenses, asset impairment charges, loss on disposal of assets held for sale, and an unfavorable change in the fair value of contingent consideration;

•

we reclassified $9.4 million of which $5.2 million was for rent and utility expenses and $4.2 million was for depreciation expense from SG&A to cost of revenues for the nine months ended September 30, 2016 to conform to the current period presentation;

•	the effective tax rate was 23.9%;

2017 10-Q Report	Stericycle, Inc. • 36

•	net loss attributable to Stericycle, Inc. common shareholders was $59.9 million, with diluted loss per share of $0.70;
•	net cash provided by operating activities was $392.0 million, a decrease of 6.2%;
•	capital expenditures were $91.7 million; and
•	dividends of $27.5 million were paid during the nine months ended September 30, 2017 to holders of our Series A Preferred Stock.

The following summarizes the Company’s operations:

In thousands, except per share data
	Nine Months Ended September 30,
	2017		2016
		% of Revenues		% of Revenues
Revenues	$2,692,906	100.0	$2,655,946	100.0
Cost of revenues	1,505,169	55.9	1,460,149	55.0
Depreciation - cost of revenues	69,284	2.6	73,145	2.8
Plant conversion and other related expenses	—	-	2,475	0.1
Total cost of revenues	1,574,453	58.5	1,535,769	57.8
Gross profit	1,118,453	41.5	1,120,177	42.2
Adjusted SG&A expenses (exclusive of adjusting items and depreciation shown below)	569,746	21.2	537,550	20.2
Intangible amortization	88,475	3.3	102,311	3.9
Acquisition and integration expenses	59,993	2.2	68,870	2.6
Litigation and professional services expenses	324,531	12.1	5,445	0.2
Restructuring, plant conversion and other related expenses, and contract exit expenses	11,568	0.4	22,000	0.8
Asset impairment charges and loss on disposal of assets held for sale	28,075	1.0	4	0.0
Change in fair value of contingent consideration	893	0.0	(2,085)	(0.1)
Total Adjustments	513,535	19.1	196,545	7.4
Total SG&A expenses (exclusive of depreciation shown below)	1,083,281	40.2	734,095	27.6
Depreciation	19,374	0.7	20,934	0.8
Income from operations	15,798	0.6	365,148	13.7
Net interest expense	71,526	2.7	73,089	2.8
Other expense, net	5,423	0.2	437	0.0
Income tax (benefit) expense	(14,585)	(0.5)	102,624	3.9
Net (loss) income	(46,566)	(1.7)	188,998	7.1
Less: net income attributable to noncontrolling interests	249	0.0	1,383	0.1
Net (loss) income attributable to Stericycle, Inc.	(46,815)	(1.7)	187,615	7.1
Mandatory convertible preferred stock dividend	27,506	1.0	29,853	1.1
Gain on repurchase of preferred stock	(14,390)	(0.5)	(7,747)	(0.3)
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(59,931)	(2.2)	$165,509	6.2
(Loss) earnings per share - diluted	$(0.70)		$1.93

Revenues: Our consolidated revenues increased $37.0 million, or 1.4%, for the nine months ended September 30, 2017 to $2.69 billion from $2.66 billion in the same period of last year. Overall organic revenue growth contributed $43.7 million, or 1.6%. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period. Acquisitions contributed $25.4 million to revenues. Divestitures reduced revenues by $11.4 million. The net effect of acquisitions and divestiture resulted in a 0.5% increase in revenues for the nine months ended September 30, 2017. The effect of foreign exchange rates unfavorably impacted total revenues in 2017 by $20.7 million, or 0.8%, as foreign currencies declined against the U.S. dollar.

Domestic and Canada RCS revenues increased $39.1 million, or 2.1%, for the nine months ended September 30, 2017 to $1.92 billion from $1.88 billion in the same period of last year. Organic revenue growth contributed $20.9 million, or 1.1%, and acquisitions contributed $16.9 million, or 0.9%, to revenues. Our Secure Information

2017 10-Q Report	Stericycle, Inc. • 37

Destruction revenues were strong due to higher sales activity for both recurring and one-time purge services combined with higher recycling revenue. The strengthening of the Canadian dollar had a favorable impact on 2017 revenues by $1.3 million. M&I waste services continued to experience a decline of $15.0 million from last year, which reduced overall organic growth by 1.1%. This decline was due to fewer on-call services related to softness in the U.S. industrial market. In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

International RCS revenues decreased $34.4 million, or 6.0%, for the nine months ended September 30, 2017 to $536.2 million from $570.6 million in the same period of last year. Organic decline in the International RCS segment was $5.9 million, or 1.0%, in the 2017 period, primarily due to exiting certain patient transport service contracts in the UK and a decline in M&I waste services in our Latin America countries. Acquisitions in the International RCS segment contributed $4.9 million to revenues. Divestitures reduced revenues by $11.4 million. The net effect of acquisitions and divestitures resulted in a 1.1% decrease in revenues for the nine months ended September 30, 2017. The effect of foreign exchange rates unfavorably impacted international revenues in 2017 by $22.0 million, or 3.9%, as foreign currencies declined against the U.S. dollar.

Other revenues related to Domestic Communication and Related Services increased $32.2 million, or 15.6%, for the nine months ended September 30, 2017 to $239.1 million from $206.9 million in the same period of last year, primarily due to serving new brands across many industries and several larger non-recurring recall events in 2017.

Cost of Revenues: Our consolidated cost of revenues increased $38.7 million, or 2.5%, for the nine months ended September 30, 2017 to $1.57 billion from $1.54 billion in the same period of last year. As a percentage of revenues, consolidated gross profit decreased to 41.5% for the nine months ended September 30, 2017 from 42.2% in the same period of last year.

Domestic and Canada RCS cost of revenues increased $44.3 million, or 4.3%, for the nine months ended September 30, 2017 to $1.08 billion from $1.03 billion in the same period of last year. As a percentage of revenues, gross profit decreased to 43.8% for the nine months ended September 30, 2017 from 45.0% in the same period of last year, primarily due to lower revenues from our M&I customers, which have a higher fixed cost structure. Pricing pressure on our small quantity regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues. We also experienced higher costs related to wages and fuel.

International RCS cost of revenues decreased $25.7 million, or 6.6%, for the nine months ended September 30, 2017 to $366.3 million from $392.0 million in the same period of last year, primarily due to the divestiture of the patient transport business in the UK in 2017 as well as the impact of foreign exchange movements as the U.S. dollar strengthened in 2017. As a percentage of revenues, gross profit increased to 31.7% for the nine months ended September 30, 2017 from 31.3% in the same period of last year as a result of divesting lower margin patient transport business in the UK.

Adjusted SG&A: Our consolidated Adjusted SG&A expenses increased $32.2 million, or 6.0%, for the nine months ended September 30, 2017 to $569.7 million from $537.6 million in the same period of last year to support our increase in revenues.

Domestic and Canada RCS Adjusted SG&A expenses increased by $2.2 million, or 0.8%, for the nine months ended September 30, 2017 to $265.2 million from $263.0 million in the same period of last year. As a percentage of revenues, Adjusted SG&A decreased to 13.8% for the nine months ended September 30, 2017 compared to 14.0% in the same period of last year.

International RCS Adjusted SG&A expenses decreased $12.5 million, or 10.1%, for the nine months ended September 30, 2017 to $111.5 million from $124.0 million in the same period of last year, primarily due to the divestiture of the patient transport business in the UK in 2017 as well as the impact of foreign exchange movements as the U.S. dollar strengthened in 2017. As a percentage of revenues, Adjusted SG&A decreased to 20.8% for the nine months ended September 30, 2017 compared to 21.7% in the same period of last year.

2017 10-Q Report	Stericycle, Inc. • 38

Income from Operations: Consolidated income from operations decreased $349.3 million for the nine months ended September 30, 2017 to $15.8 million from $365.1 million in the same period of last year. The comparison of income from operations between 2017 and 2016 was affected by the following items:

During the nine months ended September 30, 2017, we recognized $60.0 million of expenses related to acquisition and integration activities, $324.5 million in certain litigation and professional services expenses (primarily due to a charge of $295.0 million related to the Settlement in the MDL Action), $11.6 million in restructuring, plant conversion and other related expenses, and contract exit expenses, $28.1 million of asset impairment charges and loss on disposal of assets held for sale in the UK, and a $0.9 million unfavorable change in fair value of contingent consideration.

During the nine months ended September 30, 2016, we recognized $68.9 million of expenses related to acquisition and integration activities (mainly Shred-it), $5.4 million in litigation expenses, $24.5 million in restructuring, plant conversion and other related expenses, and contract exit expenses related to exiting certain contracts in our patient transport services in the UK, and a $2.1 million favorable change in the fair value of contingent consideration.

Consolidated depreciation and amortization expense decreased $19.3 million, or 9.8%, for the nine months ended September 30, 2017 to $177.1 million from $196.4 million in the same period of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up in 2016 of amortization expense from the acquisition date. As a percentage of revenues, depreciation and amortization expense decreased to 6.6% compared to 7.4% in the same period of last year.

Domestic and Canada RCS income from operations decreased $286.2 million for the nine months ended September 30, 2017 to $177.1 million from $463.3 million in the same period of last year. The comparison of income from operations between 2017 and 2016 was affected by the following items:

During the nine months ended September 30, 2017, we recognized $326.2 million of expenses related to certain litigation and professional services expenses (primarily due to a charge of $295.0 million related to the Settlement in the MDL Action), acquisition and integration activities, asset impairment charges, and plant conversion and other related expenses.

During the nine months ended September 30, 2016, we recognized $34.3 million of expenses related to acquisition and integration activities and plant conversion and other related expenses.

Domestic and Canada RCS depreciation and amortization expense decreased $16.6 million, or 12.5%, for the nine months ended September 30, 2017 to $116.3 million from $132.9 million in the same period of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up in 2016 of amortization expense from the acquisition date. As a percentage of revenues, depreciation and amortization expense decreased to 6.1% for the nine months ended September 30, 2017 compared to 7.1% in the same period of last year.

International RCS loss from operations was $1.0 million for the nine months ended September 30, 2017 compared to income of $4.2 million in the same period of last year. The comparison of income from operations between 2017 and 2016 was affected by the following items:

During the nine months ended September 30, 2017, we recognized $38.2 million of expenses related to acquisition and integration activities, restructuring, plant conversion and other related expenses, contract exit expenses, asset impairment charges, loss on disposal of assets held for sale, and certain litigation expenses. These charges are primarily due to exiting certain patient transport services contracts and M&I waste services businesses in the UK and an initiative to realign our operations and reduce labor redundancies in our Latin American countries.

During the nine months ended September 30, 2016, we recognized $26.9 million of expenses related to acquisition and integration activities, plant conversion and other related expenses and contract exit expenses related to

2017 10-Q Report	Stericycle, Inc. • 39

exiting certain contracts in our patient transport services in the UK, and a favorable change in the fair value of contingent consideration.

International RCS depreciation and amortization expense decreased $6.9 million, or 14.6%, for the nine months ended September 30, 2017 to $40.2 million from $47.1 million in the same period of last year, primarily due to an update of the intangible valuations related to the Shred-it acquisition resulting in a catch-up in 2016 of amortization expense from the acquisition date. As a percentage of revenues, depreciation and amortization expense decreased to 7.5% for the nine months ended September 30, 2017 compared to 8.3% in the same period of last year.

Net Interest Expense: Net interest expense decreased to $71.5 million for the nine months ended September 30, 2017 from $73.1 million in the same period of last year due to a reduction of our average outstanding debt balance, partially offset by an increase in interest rates in the U.S.

Income Tax (Benefit) Expense: Income tax (benefit) was ($14.6) million for the nine months ended September 30, 2017 compared to income tax expense of $102.6 million in the same period of last year. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 23.9% and 35.2%, respectively. The decrease in this year-to-date rate, when compared to the prior year, is primarily due to the U.S. tax impact of a charge recognized in the second quarter of 2017 associated with the Settlement in the MDL Action in the amount of $295.0 million (see Note 15 – Legal Proceedings) and anticipated Business Transformation charges that impact the annual effective tax rate. This resulted in a lower proportion of U.S. pre-tax income which has a higher statutory tax rate when compared to international operations.

Critical Accounting Policies and Estimates

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

We perform our goodwill impairment testing annually during the fourth quarter (October 1) or more frequently if events or changes in circumstances indicate goodwill might be impaired. The Company is in the process of completing the valuation of our reporting units with the assistance of our external valuation specialist. Although we concluded the fair value of our Latin America reporting unit substantially exceeded the carrying value during the prior year testing, we have experienced declining market trends in Latin America. Further, we are experiencing cost pressures in Latin America as cost savings initiatives that were anticipated in 2017 are taking longer than expected to implement and are extending into 2018. However, we do expect our Business Transformation will have a favorable impact on our prospective results. A key input into our valuation analysis is our long-range plan. We are still in process of finalizing the impact of these factors on our long range plan. We are also evaluating recent declines in our stock price and market capitalization and the related impact on including an implied control premium in our reconciliation of the aggregate fair values of our reporting units to our market capitalization. It had not been our historical practice to include an implied control premium due to the substantial fair value over carrying value in our analysis.

We will continue to work with our external valuation specialist to appropriately capture these factors in our annual impairment test during the fourth quarter; however, we currently believe there is an increased risk of impairment related to our Latin America reporting unit.

2017 10-Q Report	Stericycle, Inc. • 40

Liquidity and Capital Resources

The following senior credit facility, term loan, and the private placement notes require us to comply with various financial, reporting, and other covenants and restrictions, including a restriction on dividend payments:

$1.2 billion senior credit facility weighted average rate 2.40%, due in 2019
$1.0 billion term loan weighted average rate 2.65%, due in 2020
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
$125 million private placement notes 3.26%, due in 2022
$200 million private placement notes 2.72%, due in 2022
$100 million private placement notes 2.79%, due in 2023
$150 million private placement notes 3.18%, due in 2023

The financial debt covenants are the same for the senior credit facility, term loan, and the private placement notes. At September 30, 2017, we were in compliance with all of our financial debt covenants. Our senior credit facility, term loan, and the private placement notes rank pari passu to each other and all other unsecured debt obligations.

At September 30, 2017, we had $353.6 million of borrowings outstanding under our $1.2 billion senior unsecured credit facility, which includes foreign currency borrowings of $124.6 million. We also had $134.2 million outstanding letters of credit under this facility. The unused portion of the revolving credit facility at September 30, 2017 was $712.2 million. At September 30, 2017, our interest rates on borrowings under our revolving credit facility were as follows:

•	A fee of 0.2% on our revolving credit facility
•	For borrowings less than one month, prime rate plus 0.3%
•	For borrowings greater than one month, LIBOR plus 1.3%

The weighted average rate of interest on the unsecured revolving credit facility was 2.40% per annum, which includes the 0.2% facility fee at September 30, 2017.

As of September 30, 2017, we had $900.0 million outstanding under our term loan credit facility. The weighted average rate of interest on the unsecured term loan facility was 2.65% per annum.

We are in the process of renewing our existing senior credit facility and term loan with the intention of extending the maturity by taking advantage of current favorable debt markets and economic conditions.

As of September 30, 2017, we had $175.0 million of seven-year 3.89% unsecured senior notes and $225.0 million of 10-year 4.47% unsecured senior notes outstanding issued to 39 institutional purchasers in a private placement completed in October 2010. Interest is payable in arrears semi-annually on April 15 and October 15 beginning on April 15, 2011, and principal was payable on October 15, 2017 for the seven-year notes and is payable on October 15, 2020 for the 10-year notes. We have classified our $175.0 million private placement notes that mature in October 2017 as long-term debt because on October 16, 2017 we settled this obligation by borrowing from our $1.2 billion senior credit facility which is due in 2019.

As of September 30, 2017, we had $125.0 million of seven-year 2.68% unsecured senior notes and $125.0 million of 10-year 3.26% unsecured senior notes outstanding issued to 46 institutional purchasers in a private placement completed in December 2012. Interest is payable in arrears semi-annually on June 12 and December 12 beginning on June 12, 2013, and principal is payable on December 12, 2019 for the seven-year notes and December 12, 2022 for the 10-year notes.

2017 10-Q Report	Stericycle, Inc. • 41

As of September 30, 2017, we had $200.0 million of seven-year 2.72% unsecured senior notes and $100.0 million of eight-year 2.79% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in July 2015. Interest is payable in arrears semi-annually on January 1 and July 1 beginning on January 1, 2016, and principal is payable on July 1, 2022 for the seven-year notes and July 1, 2023 for the eight-year notes.

As of September 30, 2017, we had $150.0 million of six-year 2.89% unsecured senior notes and $150.0 million of eight-year 3.18% unsecured senior notes outstanding issued to several institutional purchasers in a private placement completed in October 2015. Interest is payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2016, and principal is payable on October 1, 2021 for the six-year notes and October 1, 2023 for the eight-year notes.

As of September 30, 2017, we had $163.7 million in promissory notes and deferred consideration outstanding issued in connection with acquisitions during 2008 through 2017, $88.4 million in foreign subsidiary bank debt outstanding, and $9.9 million in capital lease obligations.

On July 28, 2017, we entered into amendments to the agreements governing our senior credit facility, term loan and private placement notes, which amend the financial covenants therein to modify the definition of Consolidated EBITDA and provisions relating to permissible Consolidated Leverage Ratio to permit the Company to make the payment contemplated by the Settlement. If at the end of any fiscal quarter, the Consolidated Leverage Ratio, on a pro forma basis as of such date and immediately after giving effect to the settlement payment of the Settlement (see Note 15 – Legal Proceedings) is greater than 3.5 to 1.00, the Company may, in its sole discretion, elect to increase the maximum Consolidated Leverage Ratio to 4.00 to 1.00 as of the end of the fiscal quarter in which the full payment for the Settlement occurred and in any subsequent fiscal quarter ending on or prior to September 30, 2018; provided, however, in no event shall the elevated ratio permitted by the immediately preceding clause extend after September 30, 2018. We currently expect to make the full payment prior to September 30, 2018.

The July 28, 2017 amendments referenced above further provide that, if at the end of any fiscal quarter of the Company, the Consolidated Leverage Ratio exceeded 3.75 to 1.00 but is at or below 4.00 to 1.00, the per annum interest rate (including any Default Rate, if applicable) otherwise applicable shall be increased by 50 basis points (.50%) from the date of such Leverage Increase to but not including the date that the Consolidated Leverage Ratio is 3.75 to 1.00 or less.

Working Capital: At September 30, 2017, our working capital decreased $408.8 million to $(178.0) million compared to $230.8 million at December 31, 2016.

Current assets increased $21.1 million, primarily driven by a $16.4 million increase in assets held for sale. Days sales outstanding was 64 days both at September 30, 2017 and December 31, 2016.

Current liabilities increased $429.8 million, primarily due to an accrual of $295.0 million related to the Settlement in the MDL Action, a $51.8 million reclassification of term loan debt from long-term to current, and $18.2 million increase in bank overdrafts.

Net Cash Change: Net cash provided by operating activities decreased $25.7 million, or 6.2%, for the nine months ended September 30, 2017 to $392.0 million from $417.8 million in the same period of last year.

Net cash used in investing activities during the nine months ended September 30, 2017 was $113.8 million compared to $148.5 million in the same period of last year. We used $27.4 million less cash for acquisitions during the nine months ended September 30, 2017 than during the same period of last year. Our capital expenditures decreased $9.3 million in 2017 and, as percentage of revenues, were at 3.4% and 3.8% in 2017 and 2016, respectively.

2017 10-Q Report	Stericycle, Inc. • 42

Net cash used in financing activities during the nine months ended September 30, 2017 was $271.3 million compared to $286.9 million in the same period of last year. In 2017, we repaid $167.2 million, net, of our senior credit facility and term loan facility compared to $163.6 million in 2016. We had preferred share repurchases of $30.8 million in 2017 compared to $40.8 million of common and $24.3 million of preferred share repurchases in 2016. Dividends of $27.5 million and $29.9 million were paid to holders of our Series A Preferred Stock in 2017 and 2016, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $13.4 million on a pre-tax basis.

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

2017 10-Q Report	Stericycle, Inc. • 43

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

During 2016, the Company’s assessment included the global Shred-it business. Shred-it was acquired late in 2015 and resulted in significant integration activities throughout 2016 with a broad impact across the organization. While the Company made progress in certain of the areas identified in the prior year, additional material weaknesses were identified. As a result, as of December 31, 2016, Stericycle management has identified material weaknesses related to: a lack of a framework to identify risks of material misstatement to the organization’s financial statements and appropriately designed controls to mitigate those risks; a lack of robust accounting policies to assist our finance organization with accounting for transactions appropriately and on a timely basis; insufficient design and communication of general information technology controls to support the effective operation of financial controls; and an insufficiently staffed finance organization with the requisite skills and ability to focus on internal control over financial reporting matters to respond to the risks to the financial statements. These material weaknesses in the control environment, risk assessment, and control activity components of the COSO framework as of December 31, 2016 and September 30, 2017 are pervasive across our internal control processes.

Planned Remediation of Material Weaknesses

Since 2016, Stericycle has invested considerable time and resources towards redesigning our internal control over financial reporting. This effort can be summarized as follows:

•	We engaged consultants to help review and make recommendation with respect to the redesign of our internal control over financial reporting;
•	We added additional resources and enhanced existing positions in accounting, finance, tax, and information technology to support the redesigned controls;
•	We engaged subject matter experts to perform an information technology infrastructure and architecture assessment; and
•	Those subject matter experts then developed a strategic information technology infrastructure and architecture roadmap.

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

2017 10-Q Report	Stericycle, Inc. • 44

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
•

We are expanding the training of our employees to reinforce the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on our internal control through establishing the related policies and procedures.

•	We are evolving and expanding our Disclosure Committee processes and reviews.

Risk Assessment

•	We have engaged external service providers to assist with performing a comprehensive risk assessment including the risk of fraud.
•	We are reviewing, analyzing, and properly documenting our processes related to internal control over financial reporting.
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

•	We are establishing policies over the segregation of incompatible duties within our information technology systems and implementing such policies across the Company.
•	We are implementing standardized policies to address the completeness and accuracy of data used in the performance of controls and information technology controls across the Company.
•	We are working to standardize and simplify the Company’s disparate information systems.
•	We are expanding the composition of our Disclosure Committee and conducting incremental inquiries and reviews of our disclosure documents.

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

2017 10-Q Report	Stericycle, Inc. • 45

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

We have undertaken strategic remediation actions to address the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended September 30, 2017 but have not materially affected our internal control over financial reporting.

Safe Harbor Statement: This press release may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions). Our actual results could differ significantly from the results described in the forward-looking statements. Factors that could cause such differences include changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the ability to obtain final court approval of the Settlement, the ultimate terms and conditions of the Settlement, the number of members of the Settlement class that may elect to opt out of the Settlement, the impact of the Settlement in future periods on the Company’s consolidated financial statements, increases in transportation and other operating costs, the level of governmental enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, our obligations to service our substantial indebtedness and to comply with the covenants and restrictions contained in our private placement notes, term loan credit facility and revolving credit facility, our ability to negotiate additional financing arrangements on acceptable terms, our ability to execute on our Business Transformation initiatives and achieve the anticipated benefits and cost savings, our ability to execute our acquisition strategy and to integrate acquired businesses, competition and demand for services in the regulated waste and secure information destruction industries, political, economic and currency risks related to our foreign operations, impairments of goodwill or other indefinite-lived intangibles, variability in the demand for services we provide on a project or non-recurring basis, exposure to environmental liabilities, fluctuations in the price we receive for the sale of paper, the outcome of pending or future litigation, disruptions in or attacks on our information technology systems, compliance with existing and future legal and regulatory requirements, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We make no commitment to disclose any subsequent revisions to forward-looking statements.

2017 10-Q Report	Stericycle, Inc. • 46

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

ITEM 1A. RISK FACTORS

We may experience difficulties executing on our multi-year Business Transformation initiatives, including the implementation of a new global enterprise resource planning technology platform.

During the third quarter of 2017, the Company started planning a comprehensive multi-year initiative with the objective of transforming the Company’s business processes, systems and organizational design to improve long-term operational and financial performance. The Transformation initiatives include: (i) the consolidation of the Company’s multiple systems and applications through a new enterprise resource planning (ERP) technology platform to streamline access to information and drive overall data management efficiencies; (ii) the restructuring of the organization and consolidation of select operations; (iii) the optimization of operations, including route planning logistics, plant throughput and business processes; and (iv) the reduction in spend through improved procurement processes and leveraging of organizational scale.

There is no assurance that the Business Transformation will achieve the anticipated benefits that we expect from optimizing the organization and modernizing our systems and processes. Further, the ERP platform will require significant investment of human and financial resources. In implementing the ERP platform, we may experience significant delays, increased costs and other difficulties. If the execution of our Business Transformation fails to achieve its intended benefits, our business, financial condition and results of operation could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of September 30, 2017, we had purchased a cumulative total of 21,251,733 shares. There were no repurchases of shares of our common stock during the three and nine months ended September 30, 2017.

2017 10-Q Report	Stericycle, Inc. • 47

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Depository Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	—	—	N/A	N/A
August 1 - August 31, 2017	120,000	60.65	N/A	N/A
September 1 - September 30, 2017	25,000	56.75	N/A	N/A
Total	145,000	$59.98	N/A	N/A

ITEM 6. EXHIBITS

See the Exhibit Index for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Index	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32 **	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1	Settlement Agreement, dated October 17, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 18, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished herewith

2017 10-Q Report	Stericycle, Inc. • 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2017

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

2017 10-Q Report	Stericycle, Inc. • 49