Form 10-K
period 2017-12-31
STERICYCLE INC
filed 2018-02-26
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017): $6,512,899,920.

On February 19, 2018, there were 85,544,357 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 23, 2018.

TABLE OF CONTENTS

PART I

PART I

Item 1. Business

Unless the context requires otherwise, the “Company”, “Stericycle”, we," "us" or "our" refers to Stericycle, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.  Stericycle was incorporated in 1989.

Overview

Services

Stericycle is a business-to-business services provider with a focus on regulated and compliance solutions. Our core purpose is to help our customers fulfill their promise by providing solutions that protect people and brands, promote health and safeguard the environment.  Over our 28 year history, Stericycle has developed the scale, expertise and experience to handle many complicated and often behind-the-scenes services that allow our more than one million customers to focus on running their business.  We operate in the United States (“U.S.”) and 20 other countries. Our worldwide networks include a total of 256 processing facilities, 2 landfills, 22 communication centers, 325 transfer sites, 75 customer service or administrative offices, and 110 warehouse or parking facilities.

256 Processing Facilities	2 Landfill Locations	22 Communication Centers	325 Transfer Sites	75 Office Locations

We are one of the leading providers in our core service lines, which include:

Medical waste management services (including reusable sharps disposal management services)
Pharmaceutical waste services
Hazardous waste management services
Secure information destruction (including document and hard drive destruction services)

2017 10-K Annual Report	Stericycle, Inc. • 3

PART I

Compliance programs under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed and EnviroAssure brand names
Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products
Live voice and automated communication services including afterhours answering, appointment scheduling, appointment reminders, secure messaging, and event registration

We operate our business in 21 markets around the globe.  Our full portfolio of services is available in the United States, Canada, Ireland, the Netherlands, Spain, and the United Kingdom (“U.K.”).  Only regulated waste services are provided in Argentina, Brazil, Chile, Japan, Mexico, Portugal, Republic of Korea, and Romania.  Only secure information destruction services are provided in Australia, Austria, Belgium, France, Germany, Luxembourg and Singapore.  Secure information destruction services under the Shred-it brand are also provided in the United Arab Emirates through a joint venture with the Company’s portion of income reported as an equity investment.

Customers

Our broad offering of services appeals to a wide range of small and large business customers.  The majority of our customers are healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.).  We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities, and other businesses.

In total, we serve more than one million customers worldwide.  No single customer accounts for more than 1.2% of our total revenues, and our top ten customers collectively account for approximately 7.1% of total revenues.  We provide service to the majority of these customers under multi-year contracts.

2017 10-K Annual Report	Stericycle, Inc. • 4

PART I

Although we have several standard contracts, terms vary depending upon the customer’s service requirements, types of services and geographies.

Segments

Our three operating segments are:

•	Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”)
•	International Regulated Waste and Compliance Services (“International RCS”)
•	Domestic Communication and Related Services (“Domestic CRS”)

Our Regulated Waste and Compliance Services segments for both Domestic and Canada, as well as International, include medical waste disposal, pharmaceutical waste disposal, and hazardous waste management; secure information destruction of documents and e-media, and compliance services.

Our Domestic Communication and Related Services segment consists of inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits.

Domestic CRS does not consistently meet the quantitative criteria to be a separate reportable segment and therefore is included in the “All Other” reporting segment.  Costs related to our corporate headquarter and shared services functions are also included in “All Other.”

Financial and other information related to our reporting segments is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data; Note 16 - Segment Reporting.

Business Strategy

Focus on Regulated Business-to-Business Operations

We focus on providing business-to-business services in areas of operations that are highly regulated.  By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health, and safeguard the environment.  Governmental legislation and regulation increasingly requires the proper handling and disposal of items such as medical waste, hazardous waste, pharmaceutical waste, and personal and confidential information.  Regulated waste can be defined as any material with government-imposed guidelines for handling the material for transportation or disposal. Medical waste, such as needles, syringes, gloves, cultures and potentially infectious agents, blood and blood products, can potentially cause an infectious disease.  Hazardous waste is designated and governed by federal and local environmental protection agencies but generally includes waste that is considered dangerous or potentially harmful to our health or the environment.  Hazardous wastes can be liquids, solids, gases, or sludge.  Pharmaceutical waste may be hazardous or nonhazardous and consists of expired, recalled, or otherwise unused pharmaceuticals.  Personal and confidential information includes documents and e-media containing protected healthcare information, financial information, or other confidential information.  Additionally, the regulatory environment related to promoting overall health and protecting consumers from unsafe products continues to increase.

Focus on the Small Customer with Recurring Service Needs

We also focus on serving smaller businesses which often have an even greater need for support with compliance matters since they tend to lack the specialized staff that is found at larger businesses.  With a small business, regulatory and compliance matters are often managed by a business owner, office manager, or facility supervisor who manage multiple functions for the organization and often lack the time and resources to properly investigate and comply with a wide range of regulations that may impact

2017 10-K Annual Report	Stericycle, Inc. • 5

PART I

their operations.  In response to this need of small businesses, we developed comprehensive and customizable services to accommodate varying customer requirements.  This business strategy has guided us as we have expanded into additional service offerings including hazardous or pharmaceutical waste management, communication services, and secure information destruction.

Organic Growth

As a leading provider in regulated and compliance solutions, we continue to focus on enhancing our service offerings and platforms to exceed customer expectations.  We have developed a strong and loyal customer base, with, we believe, a revenue retention rate of approximately 90% (based on our internal customer attrition analysis), and have been able to leverage these customer relationships to provide additional services.  Our growth strategy focuses on selling additional services to existing customers as well as securing new customer relationships.

Growth through Acquisition

The various regulated waste and compliance services that we provide tend to be in highly fragmented industries.  We have proven that acquisitions are a steady and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as well as provide opportunity to introduce our additional services to the acquired customers.  In our early history, acquisitions were a key strategy to rapidly building our customer base and route density in the United States.  We have been able to expand internationally through acquisition and now operate in 20 different markets outside the U.S.  Over our history, Stericycle has completed 496 acquisitions, with 271 in the United States and 225 internationally.  During 2017, we completed 30 acquisitions.  We expect to continue our acquisition strategy, remaining focused on small, highly accretive, tuck-in acquisitions that broaden our various service capabilities while creating value for our shareholders.

Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.  As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multiyear Business Transformation with the objective to improve long-term operational and financial performance.  The Business Transformation is based on a strategic vision to build a best-in-class enterprise performance management (“EPM”) operating model and includes streamlining our portfolio, realigning our processes and organizational structure to drive efficiency, and implementing an enterprise resource planning (“ERP”) system.

Key initiatives of the Business Transformation include:

•	Portfolio Rationalization: Executing on a comprehensive review of the Company’s global service lines to identify and pursue the divestiture of non-strategic assets.
•	Operational Optimization: Standardizing route planning logistics, modernizing field operations, and driving network efficiency across facilities.
•	Organizational Excellence and Efficiency: Redesigning the Company’s organizational structure to optimize resources and align around a global shared business services model.
•	Commercial Excellence: Aligning our sales and service organizations around the customer, standardizing our customer relationship management process, and expanding customer self-service options.
•	Strategic Sourcing: Reducing spend through global procure-to-pay processes and leveraging organizational scale.

2017 10-K Annual Report	Stericycle, Inc. • 6

PART I

Implementation of the Business Transformation began in 2017 with the identification and validation of key transformational opportunities as well as an organizational restructuring which occurred during the fourth quarter.  Execution of the Business Transformation is expected to continue through 2022 with the implementation of a best-in-class system in the U.S. as a significant milestone for 2020 with the international roll-out the following year.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 3 – Restructuring, Divestitures, and Assets Held For Sale.

Market Size and Growth Potential

We provide a wide range of services across multiple market segments and industries.  We believe the size of the global market for the services we provide, in the geographies we currently operate in, is expected to be approximately $38 billion in 2018.  Industry growth is driven by a number of factors, including:

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

•

Enforcement of Regulations:  Enforcement of regulations relating to the management of regulated waste and protected information is increasing.  Penalties for violations can be costly and high profile, thereby impacting a business’ overall reputation.  Greater enforcement combined with higher penalties results in more compliance and a corresponding increase in potential customers.

•

Safety and Security Regulation:  We believe that many businesses that are not currently using third party regulated waste management, secure information destruction, or recall and communication services are unaware either of the need for proper training of employees or of the regulatory requirements.  Similarly, many businesses find that the proper handling of expired or recalled products requires an expertise and efficient processes that they lack.

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

2017 10-K Annual Report	Stericycle, Inc. • 7

PART I

purpose. Secure information destruction services are increasingly a standard measure that organizations use to meet their legal safeguarding and retention requirements.
•

Market Expansion due to Increased Outsourcing:  In regard to secure information destruction services and communication services, significant market growth is expected to come from increased reliance on outsourced service providers.  Many small businesses currently do not use services or manage these needs with internal resources and solutions.  Opportunity exists to convert these businesses as the trend to outsource support services continues.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

•

Broad Range of Services:  We offer our customers a broad range of services. We work with businesses across a number of industries, including healthcare, manufacturing, and retail, to safely and efficiently dispose of regulated materials, ensure regulatory compliance, improve employee and customer safety, protect their brands, improve communications with their patients or clients, and manage corporate and personal risk.

•

Strong Service Relationships with Customers:  We offer our customers necessary services which require access to their facilities, operating information, or customer data.  This relationship, supported by a history of strong service, allows us access to decision makers to offer additional opportunities.

•	Long-term Contracts: The majority of services we provide involve long-term contracts that are often renewed.
•

Established Network of Processing and Transportation Locations in Each Country:  We believe that our infrastructure network results in an efficient operation with alternate treatment or destruction options for our customers.  The scale of our network also provides us the ability to be the single-source provider for customers with multiple locations across the country and gives us the flexibility to quickly redirect services or operations to another location if the need arises due to severe weather, power outages, or other situations.

•

Routing Logistics:  We maintain a vast transportation network that is focused on route efficiency.  This advantage has been built from a deliberate focus on route density and technological investments to optimize routing at both the individual truck and geographic market level.

•

Industry Leadership and Expertise:  Based on our infrastructure and revenues, we maintain a global leadership position across our various services lines, including regulated medical waste, retail and healthcare hazardous waste, secure information destruction, and product recalls and returns.  We attract and retain highly experienced team members who have a deep understanding of the industries they serve, the regulatory climate, and the evolving needs of the customers we serve.

•	Volume-based Leverage for Disposal, Treatment or Recycling: As a leading service provider for regulated medical waste, hazardous waste, and secure information destruction, we can leverage large

2017 10-K Annual Report	Stericycle, Inc. • 8

PART I

volumes of waste, recyclables, and paper to obtain better pricing on final treatment, disposal and/or recycling.
•

Secure Management of Information for Destruction:  With the acquisition of Shred-it, Stericycle is the global leader in secure information destruction.  Our processes for managing information for destruction meet or exceed the requirements of the National Association for Information Destruction (“NAID”) AAA Certification and support our customers’ requirements to comply with the Gramm-Leach-Bliley Act (“GLBA”), the Fair and Accurate Credit Transaction Act (“FACTA”), and Health Insurance Portability and Accountability Act (“HIPAA”) Privacy Rules in the U.S., the General Data Protection Regulation (“GDPR”) covering Europe, and other data security regulations abroad.

•

Ability to Integrate Acquisitions:  Since 1993 we have completed 496 acquisitions in the United States and internationally.  The acquisitions have allowed us to rapidly achieve economies of scale, especially related to route density for transportation efficiency, and the expansion of service offerings to new and existing customers.  Our Business Transformation will improve our ability to integrate acquisitions and achieve synergies.

•

Experienced Senior Management Team:  We have experienced leadership.  Our executive management team has over 125 years of management experience in the health care or specialty waste management industries.

Regulated Waste and Compliance Service Operations

Collection and Transportation

The collection process for regulated waste streams begins at the customer location with segregation.  To assure regulatory compliance, we will not accept material from customers unless it complies with our waste acceptance protocols and is properly stored or packaged in containers that we have either supplied or approved.

Our fleet of vehicles then collects containers at the customer location.  The majority of collected waste is then transported directly to one of our processing facilities or to one of our transfer stations until it’s transported to a processing facility.  Our use of transfer stations in a "hub and spoke" configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve, thereby increasing the utilization of the facility and the volume of waste that it processes.

2017 10-K Annual Report	Stericycle, Inc. • 9

PART I

Processing and Disposal of Regulated Medical Waste

Upon arrival at a processing facility, containers or boxes of regulated waste undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include redirecting the waste, returning the waste to the customer, and/or notifying the appropriate regulatory authorities. From there, regulated medical waste is processed using one of several treatments or processing technologies, predominantly at one of our wholly-owned facilities:

•	Autoclaving: Autoclaving is the primary method of medical waste treatment. This process relies on steam at high temperature and pressure to kill pathogens and render materials non-infectious.
•

Alternative technologies:  We use a number of different non-incineration alternatives to autoclaves, predominantly outside of the U.S.  The processes used by these technologies are effectively the same with the regulated waste heated to a specified temperature for a required time to kill the pathogens.  This is not always under pressure.  Depending on local requirements, the waste may be shredded before or after treatment to render it unrecognizable.

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

Upon completion of the particular process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties.  In some countries, where permitted by regulation, the treated waste is recovered, including recovery as fuel, in waste-to-energy processes.

Processing and Disposal of Hazardous Wastes

Our technicians receive hazardous wastes either as expired goods requiring deconstruction or as defined hazardous wastes.  Expired goods are deconstructed to recover metals and plastics for recycling thereby minimizing the total volume of waste disposed of as hazardous waste.  Materials that are predefined as hazardous upon collection are bulked together or consolidated at treatment storage and disposal facilities for more efficient transport to the final disposal or processing destination.  Whenever possible, we seek sustainable solutions for managing materials including alternative uses, recovery processes, recycling options, fuel blending, or energy recovery.  When sustainable options do not exist, these wastes are sent to third parties for incineration, landfill or water treatment.

Destruction and Recycling of Secure Information

If not shredded on site in a Shred-it truck with proprietary information destruction technology, documents are sent to a shredding facility for secure destruction.  Documents are cross-cut shredded and then baled to be sold as sorted office paper (“SOP”) for recycling.

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

2017 10-K Annual Report	Stericycle, Inc. • 10

PART I

information management system infrastructure, call center staffing and education levels are critical to success.  We leverage sophisticated workflow analysis and staffing tools to ensure appropriate resources are in place in order to handle call volumes quickly and consistently across our multiple call centers during peak volumes.

Our Expert Solutions service line acts as a business partner to protect our client’s customers and to protect our client’s brands.  We specialize in partnering with automotive, food/beverage, medical device, pharmaceutical, consumer goods manufacturers and retailers to guide them through critical recalls, retrievals, or audit processes to ensure brand protection.  Services could include notification services to impacted customers, call center services to support a recall or retrieval, removing impacted product from distribution, processing recalled product and supporting remedy requirements, and compliance reporting.  These solutions are highly customized based on the product being recalled or retrieved and the specific needs of the client.

Competition

The industries and markets in which we operate are highly competitive, and barriers to entry are low.  Our competitors consist of many different types of service providers, including national, regional and local companies.  In the regulated waste and secure information destruction industries, another major source of competition is on-site treatment.  For regulated medical waste, some large-quantity generators, particularly hospitals, may choose an onsite autoclave or other treatment process.  For secure information destruction, many businesses may choose to use small, on-site shredders for their documents.  Similarly, customers could handle recalls or communication needs internally.

In addition, we face potential competition from businesses that are attempting to commercialize a wide range of technologies that directly or indirectly reduce the need for regulated medical waste, hazardous waste or secure information destruction services.

Governmental Regulation

The regulated medical waste, hazardous waste, secure information destruction, and recall industries are subject to numerous regulations.  In many countries there are multiple regulatory agencies at the local and national level that affect our customers or our services.  This regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits.  We maintain numerous governmental permits, registrations, and licenses to conduct our business in the jurisdictions in which we operate.  Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction.  These permits grant us the authority, among other things:

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

2017 10-K Annual Report	Stericycle, Inc. • 11

PART I

U.S. Federal and Foreign Regulation

We are subject to substantial regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste and secure information destruction operations.  The regulatory requirements with which we must comply vary from jurisdiction to jurisdiction.  The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection, employee health and welfare, transportation, the use of the mail, ethical business conduct, and proper handling and management of regulated waste streams, controlled substances and personal and confidential information.

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

Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, Industrial Emissions Directive and the Shipments of Waste Regulations in the European Union ("EU"), Ley 154 (Residuos Patogenicos) in Argentina, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil, and the Canadian Environmental Protection Act and related regulations in Canada.  Additional environmental laws at the federal and/or local levels apply to regulated waste management in other markets in which we conduct business.

Employee Health and Welfare

We are subject to numerous regulations promulgated to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace.  The primary federal laws relating to employee health and welfare applicable to our business in the U.S. are in the Occupational Safety and Health Act of 1970 ("OSHA"), which establishes specific employer responsibilities including engineering controls, administrative controls, training, policies and programs complying with the regulations and ultimately recordkeeping and reporting, all in an effort to ensure a safe workplace.  Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to blood borne pathogens, hazard communication, personal protective equipment, etc.

Employee health and welfare laws governing our business in global jurisdictions include examples such as the European Framework Directive on Safety and Health at Work (Directive 89/391 EEC), and various

2017 10-K Annual Report	Stericycle, Inc. • 12

PART I

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

Document Management

Numerous laws and regulations require proper protection of confidential customer information by business parties that have access to such information.  In the U.S., the most commonly cited regulations include the Fair and Accurate Credit Transaction Act (“FACTA”) Final Disposal Rule, the FACTA Red Flag Rule, the Health Insurance Portability and Accountability Act (“HIPAA”) Privacy Rule, and the Gramm-Leach Bliley Act (“GLBA”).  Furthermore the General Data Protection Regulation (“GDPR”) provides the framework for data privacy and data protection for companies that do business in Europe.

For the transportation of secure information for destruction, we are regulated by the U.S. Department of Transportation as a commercial motor carrier.  The processes for the destruction of secure information destruction processes are not regulated by any government agency.  However, the National Association of Information Destruction (“NAID”) maintains a certification to ensure that destruction processes support the needs of organizations to meet laws and regulations relating to the protection of confidential information.  We currently hold the NAID AAA Certification.  Further, the Payment Card Industry ("PCI") Security Standards Council has developed Data Security Standards which are imposed upon merchants utilizing credit cards and require destruction of documents and media in accordance with their standards.

Ethical Business Conduct

Various international regulations governing ethical business practices apply to our business, including but not limited to, the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act (“Bribery Act”), and the Brazilian Clean Companies Act.  These laws may apply to our business on both a global and local basis, and ban unethical behavior such as the payment of bribes to government officials for the purpose of gaining an improper business advantage, improper maintenance of the company’s books and records, as well as other financial transparency requirements.

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

2017 10-K Annual Report	Stericycle, Inc. • 13

PART I

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

U.S. and Foreign Local Regulation

We conduct business in all 50 states and Puerto Rico.  Because the federal EPA does not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated medical waste.  Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed medical waste regulations under solid waste regulations.  Hazardous waste in the U.S. is regulated under the RCRA.  In addition, certain states may have their own regulations for handling, treatment and storage of hazardous wastes.  Regulated garbage (sometimes referred to as “APHIS waste” taken from the Animal Plant and Health Inspection Service) is another area of regulatory requirements we are subject to pursuant to regulations promulgated by the United States Department of Agriculture ("USDA") and Customers and Border Patrol.  The USDA typically inspects our facilities receiving such APHIS waste on a quarterly basis.

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

Patents, Trademarks and Proprietary Rights

With the acquisition of Shred-it, we hold patents in the U.S. for a three-staged shredder with patent applications pending in Canada and Europe.  We also hold patents in the U.S., Canada, and Europe for Securshield, proprietary locks for shredding containers.

We own federal registrations for a number of trademarks/servicemarks including Stericycle®, Steri-Safe®, Stericycle ExpertRECALL®, Sustainable Solutions®, LiveAnswer®, Shred-it®, Securit®, Community Shred-it®, Making Sure it’s Secure®, and our company logo service mark consisting of a nine-circle design.  We also hold international registrations for Stericycle, the nine-circle design used in our logo, and the Shred-it name and design.

2017 10-K Annual Report	Stericycle, Inc. • 14

PART I

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

We carry several insurance coverages including property, workers Compensation, general liability, employer’s liability, pollution Liability, privacy and security liability, event management, cyber-liability, and miscellaneous professional services errors and omissions coverages. We also carry umbrella policies that cover general Liability, auto and employers Liability.  We regularly evaluate other lines of coverage to respond to specific business needs but consider our current insurance coverage sufficient to meet regulatory as well as customer requirements and to protect our employees, assets, and operations.

Executive Officers of the Registrant

The following table contains certain information regarding our seven current executive officers:

Name	Position	Age
Charles A. Alutto	President and Chief Executive Officer	52
Joseph “Brent” Arnold	Executive Vice President and Chief Operating Officer	49
Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer	49
Kurt M. Rogers	Executive Vice President, General Counsel and Corporate Secretary	46
Ruth-Ellen Abdulmassih	Executive Vice President and President, Communication and Related Services	56
Brenda R. Frank	Executive Vice President and Chief People Officer	48
Robert J. Guice	Executive Vice President, International	51

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

Brent Arnold was named as Chief Operating Officer during 2015.  He joined Stericycle in April 2005 and has worked in various leadership positions including Senior Vice President of Operations, Senior Vice President of Sales and Marketing for the U.S., Corporate Vice President of our large and small quantity business units, and Executive Vice President and President, Stericycle USA.  He has more than 27 years of experience primarily focused in the healthcare industry.  Prior to joining Stericycle, he held various leadership roles at Baxter International Inc. and Cardinal Health, Inc.  Mr. Arnold received a B.S. degree in marketing from Indiana University.

2017 10-K Annual Report	Stericycle, Inc. • 15

PART I

Dan Ginnetti was named as Chief Financial Officer during 2014.  He joined Stericycle as Area Vice President of Finance in 2003.  In 2004 he was promoted to Area Vice President for Stericycle’s Western, and later, Midwestern business units.  Following that, he was promoted to Senior Vice President of Operations for the United States and Canada.  He returned to financial management in 2013 becoming Vice President of Corporate Finance and then CFO in August 2014.  Prior to joining Stericycle, Mr. Ginnetti held various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor.  Mr. Ginnetti has a B.S. degree in Business Economics from the University of California, Santa Barbara.

Kurt Rogers was named Executive Vice President, General Counsel and Corporate Secretary during July of 2017.  Mr. Rogers previously served as Chief Legal Officer and Secretary of Vonage Holdings Corp., a publicly-listed software technology and communications company, for more than seven years.  Earlier, Mr. Rogers was a partner with international law firms Bingham McCutchen LLP (now Morgan, Lewis & Bockius LLP) and Latham & Watkins LLP and as an associate with Rogers & Wells LLP (now Clifford Chance LLP), where he represented clients in litigation, intellectual property and other matters.  Mr. Rogers received a B.S. degree in Industrial and Labor Relations from Cornell University and his J.D. from Cornell Law School.

Ruth Abdulmassih was named Executive Vice President, Communication and Related Services during February of 2017.  She joined Stericycle in November 2006 and has worked in various leadership positions in the Expert Solutions, Environmental Solutions and Communication Solutions businesses.  Prior to her appointment, Ms. Abdulmassih was General Manager of the Communication and Related Services Business.  She has 30 years of experience including working in various leadership roles in multiple businesses of Abbott Laboratories.  Ms. Abdulmassih received a B.S. degree in Business/Marketing from Northwood Institute.

Brenda Frank has served as Executive Vice President and Chief People Officer since January 2016.  She joined Stericycle with our acquisition of Shred-it in October 2015 where she spent six years as General Counsel and Executive Vice President of Human Resources and Franchise Relations.  Ms. Frank has spent the last 20 years focusing on people, labor and employment, holding senior human resources and legal roles at global services companies such as ITOCHU INTERNATIONAL and Pitney Bowes.  She started her career as a labor and employment attorney and litigator at Wilson Sonsini Goodrich & Rosati and Proskauer Rose.  Ms. Frank received her B.S. in Accounting from S.U.N.Y Albany and her J.D. from New York University Law School.

Robert Guice was appointed Executive Vice President, International, effective September 2017.  Mr. Guice joined Stericycle as Senior Vice President of Europe/Middle East/Africa/Asia with the Shred-it acquisition in October 2015.  He had led international operations at Shred-it for more than 13 years.  Prior to joining Shred-it, he spent two years with Iron Mountain Inc. and had several sales-related roles at Marconi Software Solutions (now Telent Plc) and International Computers Limited (now Fujitsu Ltd).

Available Information

We maintain an Internet website, www.stericycle.com, which provides a variety of information about the Company and where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge, as soon as reasonably practicable, following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Reports, proxy and information statements that are filed electronically with the SEC are available on the SEC’s website, www.sec.gov.

2017 10-K Annual Report	Stericycle, Inc. • 16

PART I

Item 1A. Risk Factors

Our consolidated results of operations, financial position, cash flows and reputation can be adversely affected by various risks.  These risks include the principal factors listed below and the other matters set forth in this Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial that could have an adverse impact on our business.

We are subject to extensive governmental regulation, which is frequently difficult, expensive and time-consuming with which to comply; noncompliance could adversely affect our operations and efforts to grow our business results.

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

If we encounter regulatory compliance issues in the course of operating our businesses, we may experience adverse publicity, which may intensify if such non-compliance results in civil or criminal liability.  This adverse publicity may harm our reputation, and result in difficulties in attracting new customers, or retaining existing customers.

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

2017 10-K Annual Report	Stericycle, Inc. • 17

PART I

associated with these factors.  However, some of our services are provided on a transactional basis, and long-term trends resulting from these factors could reduce the demand for our services, whether we provide them on a subscription or transactional basis.

We may experience difficulties executing on our multiyear Business Transformation.

We began a comprehensive, multiyear Business Transformation during the third quarter of 2017 with the intent of implementing a global EPM operating model.   This new operating model is expected to standardize global end-to-end processes, align the company around key performance indicators, improve data management and decision making, and improve the Company’s profitability. A global ERP system is the central component of our Business Transformation and will become the backbone of our performance management model. With an ERP, we will integrate all of our services lines and geographies onto one operating system. In addition to the implementation of a best-in-class system, there are five key initiatives of the Business Transformation which include: portfolio rationalization, operational optimization, organizational excellence and efficiency, commercial excellence, and strategic sourcing.

There is no assurance that the Business Transformation will achieve the anticipated benefits that we expect.  Further, the ERP platform will require significant investment of human and financial resources and we may experience significant delays, increased costs and other difficulties.  If the execution of our Business Transformation fails to achieve its intended benefits, our business, financial condition, and results of operation could be adversely affected.

Restrictions in our private placement notes and our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions and value of our securities.

Our private placement notes and Credit Agreement contain customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements.  These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in the private placement notes and our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  A failure to comply with these provisions could result in a default or an event of default.  Upon an event of default, unless waived, the lenders could elect to terminate its commitments, cease making further loans, require cash collateralization of letters of credit, cause its loans to become due and payable in full and force us and our subsidiaries into bankruptcy or liquidation.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

2017 10-K Annual Report	Stericycle, Inc. • 18

PART I

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

As of December 31, 2017, we had a total of $2.75 billion of outstanding indebtedness, including long-term debt and short-term debt and not reduced by unamortized debt issuance costs.  We also have the ability to incur additional indebtedness subject to our financial covenants.

Our leverage could have adverse consequences on our business, including the following:

•	we may be required to dedicate a substantial portion of our available cash to payments of principal and interest on our indebtedness;
•	our ability to access credit markets on terms we deem acceptable may be impaired; and
•	we may be limited in our flexibility to adjust to changing market conditions.

Risks from our international operations could adversely affect our business, financial condition and results of operations.

We have established operations in the United States and 20 other countries.  Foreign operations carry special risks including:

•	exchange rate and interest rate fluctuations;
•	substantial inflation in certain markets;
•	dependence in certain markets on government entities as customers;
•	delays in the collection of accounts receivable related to certain government funding practices;
•	government controls;
•	import and export license requirements;
•	political or economic instability;
•

changes in or compliance with U.S., local or other applicable laws and regulations, including laws and regulations concerning anti-corruption, anti-bribery (i.e. U.S. Foreign Corrupt Practices Act), global trade, trade sanctions, competition, privacy and data protection;

•	trade restrictions;
•	changes in tariffs and taxes;
•	industry or macro-economic trends;
•	permitting and regulatory standards;
•	differences in local laws, regulations, practices, and business customs;

2017 10-K Annual Report	Stericycle, Inc. • 19

PART I

•	restrictions on repatriating foreign profits back to the United States or movement of funds to other countries;
•	difficulties in staffing and managing international operations;
•	increases and volatility in labor costs; and
•	property ownership restrictions in certain countries.

Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

We face continuing risks relating to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption and anti-bribery laws.

On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America.  In addition, the Department of Justice has notified the Company that it is investigating this matter in parallel with the SEC.  The Company is cooperating with these agencies.  The Company is also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.  These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws.  Such determinations could subject us to, among other things, enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, or litigation, which could adversely affect our business, financial condition and results of operations.  In addition, any significant settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 18 – Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

We are subject to a number of pending lawsuits.

We are a defendant in a number of pending lawsuits and may be named as a defendant in future lawsuits.  These current and future matters may result in significant liabilities and diversion of our management’s time, attention and resources.  Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these matters.  In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves and, to the extent available, liability insurance.  Protracted litigation, including any adverse outcomes, may have an adverse impact on our reputation, business, financial condition or results of operations.  In addition, any significant judgment or settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 18 - Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

Changing market conditions in the healthcare industry, including healthcare consolidation and healthcare reform, could drive down our profits and slow our growth.

Within the United States, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs.  As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and healthcare providers are focused on cutting costs within their businesses.  These changes exert downward pricing pressure on services that we

2017 10-K Annual Report	Stericycle, Inc. • 20

PART I

provide to healthcare customers which could adversely affect our profitability and growth.  Commitments made in connection with the settlement of the MDL Action, as discussed in Part II, Item 8. Financial Statements and Supplementary Data; Note 18 - Legal Proceedings may affect our ability to increase prices in the future and a deterioration in our customer relationships as a result of the MDL Action may affect our ability to sell additional services to our customers, both of which could adversely affect our profitability and growth.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down our profits and slow our growth.

The industries in which we participate are very competitive because of low barriers to entry, among other reasons.  This competition has required us in the past to reduce our prices to our customers, may require us to reduce our prices in the future or may affect our ability to increase prices in the future.  Substantial price reductions or our inability to increase prices could significantly reduce our earnings.

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

If we fail to maintain an effective system of internal controls over financial reporting, including remediating known material weaknesses in our internal controls as of December 31, 2017, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, our results of operations and our stock price.

As disclosed in more detail in Part II, Item 9A. Controls and Procedures of this Report, we have identified certain material weaknesses as of December 31, 2017, in our internal controls over financial reporting.  Due to these material weaknesses, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2017.

Notwithstanding the material weaknesses that existed as of December 31, 2017, management has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.  Our management has taken action to remediate these material weaknesses, as discussed in more detail under Part II, Item 9A. Controls and Procedures of this Report, and is committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our internal control over financial reporting as we work to further integrate acquisitions, streamline disparate information technology systems, and enhance our control environment.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, and result in material misstatements in our financial statements that could result in a restatement of financial statements.

Attacks on our information technology systems could damage our reputation, negatively impact our businesses and expose us to litigation risk.

We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees and our customers.  We rely heavily on various proprietary and third party information systems.  Our reputation for the secure

2017 10-K Annual Report	Stericycle, Inc. • 21

PART I

handling of customer and other sensitive information is critical to the success of our business.  Although we have implemented safeguards and taken steps to prevent potential cyber incidents and security breaches, our preventative measures may not be entirely effective as the information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism or other disruptions.  A cybersecurity incident and breach of our information systems could lead to theft, destruction, misappropriation or release of sensitive and/or confidential information or intellectual property which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation.

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

We sell nearly all of the shredded paper from our secure information destruction business to paper companies and recycled paper brokers.  Sorted office paper is marketed as a commodity and is subject to significant demand and price fluctuations beyond our control.  Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for pulp and paper products.  The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity.  The overall levels of demand for the pulp and paper products, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, as well as increasing use of digitalization.  As a result, the market demand for recycled paper can be volatile due to factors beyond our control.  Lack of demand for our shredded paper material could adversely affect our business, financial condition and results of operations.

We may incur significant charges as a result of our portfolio optimization strategy; our portfolio optimization strategy may not achieve the desired results.

As part of our long-term strategy for improving our profitability and return on invested capital, we continue to evaluate the performance of our entire portfolio of assets and businesses.  Based on this evaluation, we may sell certain assets or businesses or exit particular markets.  Any divestitures resulting from this strategy may cause us to record significant write-offs, including those related to goodwill and other intangible assets.  In addition, divestitures we complete may not yield the targeted improvements in our business.  Any charges that we are required to record or the failure to achieve the intended financial results associated with our portfolio optimization strategy could have a material adverse effect on our business, financial condition or results of operations.

2017 10-K Annual Report	Stericycle, Inc. • 22

PART I

A change or deterioration in our relations with our employees or an increase in labor and employment costs could have a materially adverse effect on our business, financial condition and results of operations.

Labor and employment is one of our highest costs and increases in employment costs could materially affect our cost structure and our profitability.  We compete with other businesses in our markets for qualified employees and the labor supply is sometimes tight in our markets.  A shortage of qualified employees or further unionization would require us to incur additional costs related to wages and benefits; inefficiencies in operations; unanticipated costs in sourcing temporary or third party labor; legal fees and interference with customer relationships.

The Company is a party to 15 collective bargaining agreements in the U.S. and Canada, covering approximately 645 employees, or approximately 4.0%, of our total U.S. and Canadian workforce.  These agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term. Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.

While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements with unions in a manner acceptable to the Company.  There is also no guarantee that current non-union employees will not seek union representation resulting in additional collective bargaining agreements with associated increased costs to the Company.  Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our brand, customer relations, financial condition and results of operations.

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

The implementation of our acquisition strategy could be affected in certain instances by the concerns of federal, state and foreign regulators, which could result in our not being able to realize the full synergies or profitability of particular acquisitions.

We may become subject to inquiries and investigations by federal, state or foreign antitrust or other regulators from time to time in the course of completing acquisitions of other regulated waste and secure information destruction businesses.  In order to obtain regulatory clearance for a particular acquisition, we could be required to modify certain operating practices of the acquired business or to divest ourselves of one or more assets of the acquired business.  Changes in the terms of our acquisitions required by

2017 10-K Annual Report	Stericycle, Inc. • 23

PART I

regulators or agreed to by us in order to settle regulatory investigations could impede our acquisition strategy or reduce the anticipated synergies or profitability of our acquisitions.  The likelihood and outcome of inquiries and investigations from federal, state or foreign regulators in the course of completing acquisitions cannot be predicted.

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

Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2017 contains goodwill of $3.60 billion and other intangible assets, net of accumulated amortization of $1.79 billion.  In accordance with Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill.  As circumstances after an acquisition can change, we may not realize the value of these intangible assets.  During 2017, we wrote off $21.0 million of permits, tradenames and customer relationships due to Operational Optimization.  We also recognized a $65.0 million non-cash goodwill impairment charge related to our Latin America reporting unit.  We recognized this impairment due to a reduction of forecasted future cash flows in Latin America as discussed in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The recognition of these impairments, or potential future impairments, could have a material adverse impact on our results of operations.

The handling of regulated waste exposes us to the risk of environmental liabilities.

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

2017 10-K Annual Report	Stericycle, Inc. • 24

PART I

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

Tax interpretations and changes in tax regulations and legislation could adversely affect us.

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the taxation authorities upon audit. Although we believe our assumptions, judgements and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The changes included in the Tax Act are broad and complex.  The final impact of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to the provisional estimates the Company has utilized to calculate the transition tax, including impacts from changes to current year earnings and foreign exchange rates of foreign subsidiaries.

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

2017 10-K Annual Report	Stericycle, Inc. • 25

PART I

The handling and treatment of regulated waste carries with it the risk of personal injury to employees and others.

Our business requires our employees to handle materials that may be infectious or hazardous to life and property in other ways.  While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and acts of God always exists.

Examples of incidents that may present possible exposure to hazardous materials include:

•	truck accidents;
•	damaged or leaking containers;
•	improper storage of regulated waste by customers;
•	improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or
•	malfunctioning treatment plant equipment (i.e. power outages, ineffective backup systems).

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

The protection of customer, employee, and company data is critical to our business.  The regulatory environment in the United States and Canada surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.  Certain legislation, including the FACTA, the HIPAA, the Economic Espionage Act in the United States, the Personal Information Protection and Electronic Documents Act in Canada and the General Data Protection Regulation in the EU, require documents to be securely destroyed to avoid identity theft and inadvertent leakage of confidential and sensitive information.  A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines, or lawsuits.  In addition, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws or are expected to do so.  The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to take additional measures to enhance security and/or assume higher liability under our contracts.  As a result of legislative initiatives and customer demands, we may have to modify our operations to further improve data security.  Any such modifications may result in increased expenses and operational complexity, and adversely affect our reputation, business, financial condition and results of operations.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

We participate in multi-employer pension plans administered by employer and union trustees.  To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 ("ERISA"), may subject us to substantial liabilities in the event we, whether partially or totally, cease to have obligations to contribute to the plans.  Under current law regarding multi-employer defined benefit plans, circumstances such as a

2017 10-K Annual Report	Stericycle, Inc. • 26

PART I

plan's termination, an employer's partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan can trigger our obligation to make payments to the plan for our proportionate share of the multi-employer plan's unfunded vested liabilities.  Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered," "seriously endangered," or "critical" status.  If plans in which we participate are in critical status or underfunded, we could be required to make additional contributions.

Based upon the information available to us from plan administrators as of March 31, 2017, certain of the multi-employer pension plans in which we participate are underfunded.  The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding.  We have been notified that certain plans are in "critical" status and these plans may require additional contributions.  The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of employee work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.  Additional funding could adversely affect our liquidity, cash flows and results of operations.  For more information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 11 – Retirement and Other Employee Benefit Programs in the Consolidated Financial Statements.

Increases in transportation costs may adversely affect our business and reduce our earnings.

We maintain a vast transportation network and an extensive fleet of transportation vehicles.  A significant increase in market prices for trucks or fuel could adversely affect our business through higher transportation costs and reduce our operating margins and reported earnings.

Some of our customers have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results.

We provide service to a number of customers, including governmental entities and municipalities, some of which have suffered significant financial difficulties in recent years.  Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.  The inability of our customers to pay us in a timely manner or to pay increased prices, particularly large national accounts, could negatively affect our operating results.

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

2017 10-K Annual Report	Stericycle, Inc. • 27

PART I

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for our corporate office in Lake Forest, Illinois.  Domestically, we own or lease 123 processing facilities, which are primarily autoclaves and incinerator facilities for medical waste and shredders for secure information destruction.  All of our processing facilities also serve as collection sites.  We own or lease 214 additional transfer sites, 13 communication centers, 18 customer service or administrative offices, and 72 warehouse or parking facilities.  Internationally, we own or lease 133 processing facilities, the majority of which are autoclave and incinerator facilities for medical waste.  We also own or lease 111 additional transfer sites, 9 communication centers, 57 customer service or administrative offices, 38 warehouse or parking facilities, and 2 landfills.  We believe that these processing and other facilities are adequate for our present and anticipated future needs.

Item 3. Legal Proceedings

See Part II, Item 8. Financial Statements and Supplementary Data; Note 18 - Legal Proceedings in the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

2017 10-K Annual Report	Stericycle, Inc. • 28

Part II

PART II

Item 5. Market Price for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Select Market under the ticker symbol "SRCL."  There were 88 shareholders of record as of February 19, 2018.

We did not declare or pay any cash dividends during 2017 or 2016 on our common stock.  We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides the high and low sales prices of our Common Stock for each calendar quarter during our two most recent fiscal years:

Quarter	High	Low
First quarter 2017	$85.76	$73.71
Second quarter 2017	87.00	76.32
Third quarter 2017	82.76	69.00
Fourth quarter 2017	72.69	62.50

First quarter 2016	$126.19	$105.99
Second quarter 2016	128.20	93.27
Third quarter 2016	107.25	77.01
Fourth quarter 2016	80.09	71.61

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market.  As of December 31, 2017, we had purchased a cumulative total of 21,960,871 shares.  No common stock purchases were made during 2017.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Preferred Stock in the Consolidated Financial Statements for a description of our repurchases of depository shares of mandatory convertible preferred stock during 2017.  We apply the common stock equivalent of repurchases of the preferred stock against the number of shares of our common stock authorized for repurchase by the Board of Directors.

2017 10-K Annual Report	Stericycle, Inc. • 29

Part II

Performance Graph

The following graph compares the cumulative total return (i.e., share price appreciation plus dividends) on our common stock over the five-year period ended December 31, 2017 with the cumulative total return for the same period on the Nasdaq National Market Composite Index, the S&P 500 Index, the Russell 3000 Index, and the Dow Jones U.S. Waste & Disposal index.  The graph assumes that $100 was invested on December 31, 2012 in our common stock and in the shares represented by each of the four indices, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

2017 10-K Annual Report	Stericycle, Inc. • 30

Part II

Item 6. Selected Financial Data

In millions, except per share data
	Years Ended December 31,
	2017	2016	2015	2014	2013
Statements of Income Data
Revenues	$3,580.7	$3,562.3	$2,985.9	$2,555.6	$2,142.8
Depreciation and amortization	249.5	252.5	127.4	104.6	88.4
(Loss) income from operations	(7.6)	433.8	487.6	556.3	535.6
Mandatory convertible preferred stock dividend	36.3	39.4	10.1	-	-
Gain on repurchase of preferred stock	(17.3)	(11.3)	-	-	-
Net income attributable to Stericycle, Inc. common shareholders (1)	23.4	178.2	256.9	326.5	311.4
Earnings per common share attributable to Stericycle, Inc. common shareholders - diluted (1)	$0.27	$2.08	$2.98	$3.79	$3.56
Statements of Cash Flow Data
Net cash flow provided by (used for):
Operating activities (2)	$508.6	$560.8	$386.1	$448.5	$405.3
Investing activities	(193.0)	(195.6)	(2,533.9)	(462.8)	(235.0)
Financing activities (2)	(321.2)	(376.8)	2,185.4	(30.0)	(136.0)
Balance Sheets Data
Cash and cash equivalents	$42.2	$44.2	$55.6	$22.2	$67.2
Total assets	6,988.3	6,980.1	7,065.2	4,373.3	3,888.0
Long-term debt, net	2,615.3	2,877.3	3,040.4	1,527.2	1,280.7
Stericycle, Inc. equity	$2,896.6	$2,805.8	$2,729.9	$1,895.0	$1,750.5
(1)

See Part II, Item 8. Financial Statements and Supplementary Data; Note 14 - Earnings per Common Share ("EPS") in the Consolidated Financial Statements for information concerning the computation of diluted EPS.

(2)

To conform to the current period cash flows presentation, we reclassified $13.6 million net repayments of bank overdrafts from Operating Activities to Financing Activities for the year ended December 31, 2016 and $4.3 million net proceeds from bank overdrafts from Operating Activities to Financing Activities for the year ended December 31, 2015.  No changes in presentation were made for the years ended December 31, 2014 and 2013.

For more details on the items below, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

In 2017, net income attributable to Stericycle, Inc. common shareholders included the following after-tax effects: $20.0 million of Business Transformation costs; $77.4 million of intangible amortization; $26.2 million of acquisition and integration expenses; $46.8 million of Operational Optimization expenses; $7.1 million of net loss on divestitures; $203.5 million of litigation, settlement and regulatory compliance expenses; $36.3 million of dividends paid on our Series A mandatory convertible preferred stock; $67.2 million non-cash goodwill impairment charge in Latin America; $15.3 million of consulting and professional services related to the implementation of the new revenue recognition and lease accounting standards and internal control remediation activities;  and $129.8 million tax benefit from the provisional recording of the impact of U.S. tax reform.  The net effect of these items negatively impacted diluted EPS by $4.07.  For the purpose of calculating the ultimate EPS impact of our mandatory convertible preferred stock, we calculate the impact by excluding the mandatory convertible preferred stock dividend and using the “if-converted” method of share dilution.

2017 10-K Annual Report	Stericycle, Inc. • 31

Part II

•

In 2016, net income attributable to Stericycle, Inc. common shareholders included the following after-tax effects: $83.5 million of intangible amortization; $38.1 million of acquisition and integration expenses; $40.4 million of Operational Optimization expenses; $23.2 million of loss on divestitures; $4.4 million of litigation, settlement and regulatory compliance expenses; $39.4 million of dividends paid on our Series A mandatory convertible preferred stock; $3.1 million of non-cash operating permit and other impairment charge; $5.5 million of consulting and professional services related to internal control remediation activities and implementation of the new revenue recognition standard; and $3.1 million gain from an insurance settlement.  The net effect of these items negatively impacted diluted EPS by $2.45.  For the purpose of calculating the ultimate EPS impact of our mandatory convertible preferred stock, we calculate the impact by excluding the mandatory convertible preferred stock dividend and using the “if-converted” method of share dilution.

•

In 2015, net income attributable to Stericycle, Inc. common shareholders included the following after-tax effects: $29.8 million of intangible amortization; $55.4 million of acquisition and integration expenses; $24.0 million of Operational Optimization expenses; $39.8 million of litigation, settlement and regulatory compliance expenses; and $10.1 million of dividends paid on our Series A mandatory convertible preferred stock.  The net effect of these items negatively impacted diluted EPS by $1.76.  For the purpose of calculating the ultimate EPS impact of our mandatory convertible preferred stock, we calculate the impact by excluding the mandatory convertible preferred stock dividend and using the “if-converted” method of share dilution.

•

In 2014, net income attributable to Stericycle, Inc. common shareholders included the following after-tax effects: $27.8 million of acquisition and integration expenses; $10.1 million of Operational Optimization expenses; and $4.0 million of litigation, settlement and regulatory compliance expenses.  The net effect of these items negatively impacted diluted EPS by $0.48.

•

In 2013, net income attributable to Stericycle, Inc. common shareholders included the following after-tax effects: $12.3 million of acquisition and integration expenses; $3.1 million of Operational Optimization expenses; and $1.4 million of litigation, settlement and regulatory compliance expenses.  The net effect of these items negatively impacted diluted EPS by $0.19.

2017 10-K Annual Report	Stericycle, Inc. • 32

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Stericycle’s financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this Report.

Overview

Stericycle is a multinational business-to-business services company with a core purpose to protect people and brands, promote health, and safeguard the environment.  Stericycle works with its customers to ensure regulatory compliance, minimize environmental impact, manage business and personal risk, improve safety, and facilitate communication.  Services include medical waste disposal, sharps disposal management, product recalls and retrievals, OSHA and HIPAA compliance programs, pharmaceutical returns and disposal, sustainability services, retail hazardous waste management, hospital waste stream management, secure information destruction, and inbound/outbound communication solutions.  Stericycle provides its services in the United States and 20 other markets around the world.

For further information on the Company’s business, segments, and services, see Part I, Item 1. Business.

The following table identifies key strategies and other significant matters impacting our business for the years ended December 31, 2017, 2016, and 2015:

In millions
	Years Ended December 31,
	2017	2016	2015
Business Transformation	$31.3	$-	$-
Intangible Amortization	118.4	129.3	45.5
Acquisitions and Integration	40.7	60.9	79.9
Operational Optimization	71.1	59.1	34.8
Divestitures	9.5	27.1	-
Litigation, Settlements and Regulatory Compliance	327.7	7.2	59.7
Impairment	65.0	1.4	-
Other	24.8	8.2	-
Total pre-tax	$688.5	$293.2	$219.9

Capital Allocation (Preferred Dividends)	$36.3	$39.4	$10.1
U.S. Tax Reform	(129.8)	-	-
Total after-tax	$(93.5)	$39.4	$10.1

Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.  As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multiyear Business Transformation with the objective to improve long-term operational and financial performance.  The Business Transformation is based on a strategic vision to build a best-in-class enterprise performance management (“EPM”) operating model to enable the Company to operate more efficiently, provide an enhanced experience to customers, better capitalize on future growth opportunities and establish greater controls and oversight to drive more consistent results.  Additionally, a key component to the Business Transformation is the implementation of an enterprise resource planning (“ERP”) system which will

2017 10-K Annual Report	Stericycle, Inc. • 33

Part II

leverage standard processes throughout the organization to accelerate decision making, expedite acquisition integration, remediate compliance and control issues, and enable real-time analytics.

Key initiatives of the Business Transformation include:

•	Portfolio Rationalization: Executing on a comprehensive review of the Company’s global service lines to identify and pursue the divestiture of non-strategic assets.
•	Operational Optimization: Standardizing route planning logistics, modernizing field operations, and driving network efficiency across facilities.
•	Organizational Excellence and Efficiency: Redesigning the Company’s organizational structure to optimize resources and align around a global shared business services model.
•	Commercial Excellence: Aligning our sales and service organizations around the customer, standardizing our customer relationship management process, and expanding customer self-service options.
•	Strategic Sourcing: Reducing spend through global procure-to-pay processes and leveraging organizational scale.

As part of the Business Transformation, the Company expects to record approximately $275 million to $300 million in expenses and capital expenditures over five years.

Business Transformation costs include the following types of activities:

•	Employee termination,
•	Asset impairment,
•	Consulting and professional services including system integration, project management, ERP advisory, and information technology related costs,
•	Internal resources, including project related incentive compensation, and
•	Other related expenses.

For the year ended December 31, 2017, we recorded $31.3 million in costs related to the Business Transformation, which included $16.4 million for consulting and professional services primarily related to business case development, execution and governance, $10.8 million for employee termination, $2.4 million non-cash impairment of long-lived assets, $1.0 million of other related expenses which are reflected as part of Selling, General and Administrative (“SG&A”) on the Consolidated Statements of Income, and $0.7 million for employee termination which is reflected as part of Cost of revenues (“COR”) on the Consolidated Statements of Income.  In the fourth quarter of 2017, we capitalized $10.9 million of licenses for the ERP system, which is classified within Property, plant and equipment (Construction in progress) on the Consolidated Balance Sheets.

Intangible Amortization

For the years ended December 31, 2017, 2016, and 2015, the Company recorded $118.4 million, $129.3 million, and $45.5 million, respectively, of intangible amortization expense from acquisitions.

Acquisition and Integration

We have proven that acquisitions are a steady and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as

2017 10-K Annual Report	Stericycle, Inc. • 34

Part II

well as provide opportunity to introduce our additional services to the acquired customers.  In our early history, acquisitions were a key strategy to rapidly building our customer base and route density in the United States.  We have been able to expand internationally through acquisition and now operate in 20 different markets outside the U.S.  Over our history, Stericycle has completed 496 acquisitions, with 271 in the United States and 225 internationally.  We expect to continue our acquisition strategy, remaining focused on small, highly accretive, tuck in acquisitions that broaden our various service capabilities while creating value for our shareholders.

The following table summarizes the locations and services of our acquisitions for the years ended December 31, 2017, 2016, and 2015:

		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication Services
United States	21	2	18	1
Canada	1	-	1	-
France	1	-	1	-
Netherlands	2	1	1	-
Portugal	1	1	-	-
Republic of Korea	2	2	-	-
Spain	2	1	1	-
Total 2017 Acquisitions	30	7	22	1

United States	21	5	15	1
Australia	3	-	3	-
Republic of Korea	1	1	-	-
Romania	2	2	-	-
Spain	3	2	1	-
United Kingdom	1	1	-	-
Total 2016 Acquisitions	31	11	19	1

United States	19	13	4	2
Brazil	2	2	-	-
Canada	2	-	1	1
Ireland	1	1	-	-
Mexico	3	3	-	-
Netherlands	2	2	-	-
Republic of Korea	6	6	-	-
Romania	4	4	-	-
Spain	4	4	-	-
Total 2015 Acquisitions	43	35	5	3

Our acquisition and integration costs include the following types of activities:

•

Consulting and professional services incurred in connection with the identification, valuation, due diligence, and execution of an acquisition or potential acquisition, and acquisition internal resources,

•

Consulting and professional services incurred in connection with integrating newly acquired businesses, which may include the integration of the sales or collection processes and systems, rebranding to the Company’s name, closure activities, employee termination related to personnel redundancies, contract and lease exit costs, and other integration related activities,

•	Accelerated depreciation, and

2017 10-K Annual Report	Stericycle, Inc. • 35

Part II

•	Change in fair value of contingent consideration.

For the years ended December 31, 2017, 2016, and 2015, the Company recorded $40.7 million, $60.9 million, and $79.9 million, respectively, of acquisition and integration expenses which are reflected as part of SG&A on the Consolidated Statements of Income.

Acquisition and integration expenses for the year ended December 31, 2017 included $10.6 million acquisition expenses, $30.5 million integration expenses, and a $0.4 million favorable change in the fair value of contingent consideration.

Acquisition and integration expenses for the year ended December 31, 2016 included $9.6 million acquisition expenses, $53.3 million integration expense (primarily related to the fourth quarter 2015 Shred-it acquisition), and a $2.0 million favorable change in fair value of contingent consideration.

Acquisition and integration expenses for the year ended December 31, 2015 included $39.1 million acquisition expenses (primarily related to the fourth quarter 2015 Shred-it acquisition), $41.4 million integration expense, and a $0.6 million favorable change in fair value of contingent consideration.

The results of operations of our acquired businesses have been included in the Consolidated Statements of Income from the date of the acquisitions.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s results of operations.

Operational Optimization

For the years ended December 31, 2017, 2016, and 2015, the Company recorded $71.1 million, $59.1 million, and $34.8 million, respectively, of Operational Optimization expenses which are reflected as part of SG&A on the Consolidated Statements of Income.

Plant throughput and route density are competitive strengths of Stericycle.  We maintain such strengths by making adjustments to our network of transportation and treatment facilities to optimize overall logistics and processing capabilities within a service line while reducing operational costs.  As part of these efforts, we seek to reduce network redundancies by consolidating facilities, closing the redundant facility, and restructuring the local organization and operation for efficiency.

Our Operational Optimization costs include the following types of activities:

•	Consulting and professional services,
•	Employee termination,
•	Closure activities,
•	Contract and lease exit costs,
•	Environmental and retirement obligations,
•	Impairments and accelerated depreciation, and
•	Other related expenses.

From 2015 to 2017, we closed/consolidated a number of Communications and Related Services business sites (mostly call centers), reducing them from 80 to 31.  By better leveraging technology and cross-training agents, we were able to reduce redundant facilities and resources and improve overall customer service levels.

2017 10-K Annual Report	Stericycle, Inc. • 36

Part II

In 2016, as a result of the Company’s evaluation and optimization of their portfolio of services, Stericycle ceased operating the patient transport business in the U.K. and exited from related contracts during 2016 and 2017.

During the first quarter of 2017, management began executing a realignment of our operations to reduce labor redundancies and facility costs in our Latin American countries.  Various operating locations, primarily in Brazil, have been consolidated to increase efficiency while reducing headcount.

As part of our optimization efforts in 2017, we incurred operating permit and long-lived asset non-cash impairment charges at our plant in Japan related to facility rationalization.

For the year ended December 31, 2017, we recorded $71.1 million of Operational Optimization expenses:

•

$41.6 million in the U.S. of which $1.6 million employee termination, and $3.2 million lease exit costs related to the closure/consolidation of call centers in our Domestic Communications and Related Services business, $8.9 million non-cash impairment charges related to operating permits and rationalization of tradenames, $9.2 million consulting and professional services to reduce operational redundancies, and $18.7 million to improve efficiency such as optimizing overall logistics, and centralizing our customer service and sales functions for our secure information destructions locations.

•

$15.7 million operational optimization costs in Latin America, of which $3.2 million employee termination, $4.2 million closure and exit costs were due to rationalizing our operations, environmental matters, and $8.3 million non-cash impairment charges for long-lived assets, operating permits and customer relationships;

•	$8.8 million of charges related to facility rationalization in Japan, including $8.7 million of non-cash impairment charges for long-lived assets and operating permits; and
•	$0.5 million of employee severance charges and $4.5 million closure and exit charges for facility rationalization and contract exit charges in the U.K.

For the year ended December 31, 2017, all the charges described above were included in SG&A, except for $0.4 million which was included in COR.

For the year ended December 31, 2016, we recorded $59.1 million of Operational Optimization expenses:

•	$4.5 million related to employee termination;
•	$26.5 million of charges to exit certain of our patient transport services contracts and plant conversion expense in the U.K.;
•

$16.1 million, mostly in the U.S., to improve efficiency such as optimizing overall logistics and processing capabilities for our security information destruction locations, and centralizing customer service and sales functions for our medical waste business, including $6.8 million lease exit costs related to the closure/consolidation of call centers in our Communications and Related Services business; and

•	$12.0 million of consulting and professional services to identify opportunities to reduce operational redundancies.

For the year ended December 31, 2016, all the charges described above were included in SG&A, except for $9.0 million which was in COR.

2017 10-K Annual Report	Stericycle, Inc. • 37

Part II

For the year ended December 31, 2015, we recorded $34.8 million of Operational Optimization expenses:

•	$8.6 million related to employee termination;
•	$8.1 million non-cash impairment charges for long-lived assets and intangible assets;
•

$10.2 million in the U.S. to improve efficiency, including $of 3.6 million lease exit costs related to the closure/consolidation of call centers in our Communications and Related Services business; and

•	$7.9 million of costs incurred due to plant conversion and facility rationalization in the U.K.

For the year ended December 31, 2015, all the charges described above were included in SG&A, except for $1.5 million which was included in COR.

 Divestitures

For the years ended December 31, 2017 and 2016, the Company recorded $9.5 million and $27.1 million, respectively, of divestiture expenses which are reflected as part of SG&A on the Consolidated Statements of Income.  The Company did not record any divestiture related expense for the year ended December 31, 2015.

The Company evaluates their portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess the long-term potential and identify potential business candidates for divestiture.  Our decision criterion for divestiture is based on:

•	outlook for long-term market conditions,
•	potential impact to complimentary services or customer relationships,
•	ability to leverage infrastructure and customer base for growth,
•	potential for margin improvement,
•	divestiture value today versus future divestiture value,
•	return on invested capital, and
•	implications for ERP.

Divestiture costs include:

•	Consulting and professional services,
•	Impairments,
•	Loss (gain) on disposal, and
•	Other related expenses.

As a result of this portfolio optimization effort, Stericycle divested a niche Manufacturing and Industrial hazardous waste business in the U.K. during 2016 and 2017.  Furthermore, in late 2017 Stericycle divested its secure information destruction business in South Africa.

For the year ended December 31, 2017, the Company recorded $9.5 million of divestiture related expenses which included $6.8 million of non-cash asset impairment charges related to changes in the fair value of assets held for sale in the U.K., and a $5.7 million loss from the sale of certain assets and liabilities

2017 10-K Annual Report	Stericycle, Inc. • 38

Part II

in the U.K., partially offset by a gain of $3.0 million related to the sale of our secure information destruction business in South Africa.

For the year ended December 31, 2016, the Company recorded $27.1 million of divestiture related expense which included a $25.5 million charge on certain of our U.K. operations that were classified as assets held for sale, primarily non-cash impairment charges for customer relationships, operating permits, goodwill and long-lived assets, and a $1.6 million loss from the sale of certain assets in the U.K.

With the anticipated implementation of a global enterprise resource planning system, Stericycle will continue its strategic portfolio review with the intent of identifying additional non-strategic service lines or markets for divestiture prior to the implementation of the ERP technology platform.

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation from time to time.  Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees which are reflected as part of SG&A on the Consolidated Statements of Income.

Most notable, in 2017, the Company executed a definitive written settlement agreement (the “Settlement”) for the small quantity medical waste customer class action lawsuit that was initiated in 2013.  Under the terms of the Settlement, we will establish a common fund of $295.0 million from which will be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives, and all costs of notice and administration.  Our existing contracts with customers will remain in force, while we will also establish as part of the Settlement guidelines for future price increases and provide customers additional transparency regarding such increases.  The Settlement also addresses additional matters, including the availability of alternative dispute resolution for members of the settlement class.  In the Settlement, we admitted no fault or wrongdoing whatsoever, and entered into the Settlement in order to avoid the cost and uncertainty of litigation.

In June 2017, the Securities Exchange Commission (“SEC”) issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the Foreign Corrupt Practices Act (“FCPA”) or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America.  In addition, the Department of Justice (“DOJ”) has notified the Company that it is investigating this matter in parallel with the SEC.  The Company is cooperating with these agencies. The Company is also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.  We have not accrued for any potential associated contingent liabilities as we cannot reasonably estimate the possible loss or range of possible losses that we may incur.  As the factual and legal issues presented in this matter are sufficiently unique, in our judgment, we are unable to make such an estimate.

For the year ended December 31, 2017, the Company recorded $327.7 million of legal, settlement and regulatory compliance expenses, of which $295.0 million was for the Settlement and $32.7 million was for regulatory compliance, consulting and professional services, primarily related to certain non-recurring litigation matters.

2017 10-K Annual Report	Stericycle, Inc. • 39

Part II

For the year ended December 31, 2016, the Company recorded $7.2 million in regulatory compliance, consulting and professional services, primarily related to certain non-recurring litigation matters.

For the year ended December 31, 2015, the Company recorded $59.7 million of legal, settlement and regulatory compliance expenses, of which $28.5 million related to the Qui Tam Action Settlement, $28.2 million related to the Junk Fax Lawsuit Settlement, and $3.0 million of certain non-recurring litigation matters.

Impairment

In our Form 10-Q for the quarter ended September 30, 2017, we disclosed that we were in the process of completing the valuation of our reporting units with the assistance of our external valuation specialist.  At that time, we were evaluating the impact of the prolonged declining market trends in Latin America and continued softness in the Company’s Manufacturing and Industrial regional hazardous waste business.  We have experienced cost pressures in Latin America due to the strength of local competition resulting in an increasing inability to pass through inflationary price increases.  In addition, the cost savings initiatives that were anticipated in 2017 have taken longer than expected to implement and are extending into 2018.  In the fourth quarter 2017, we finalized our long rang plan (“LRP”) to reflect these challenging conditions in Latin America partially offset by incorporating the impact Business Transformation will have on our prospective results.

As a result, the Company recorded a $65.0 million non-cash goodwill impairment charge related to the Company’s Latin America reporting unit which is reflected as part of SG&A on the Consolidated Statements of Income.  The impairment charge recognized was the amount by which the carrying value of the Latin America reporting unit exceeded its fair value.  The result of the factors described above on our LRP was an overall decline in the forecasted financial information included in our income approach valuation model.  In addition, we concluded it was appropriate to risk-adjust the discount rate used as compared to the prior year.

There were no other impairments recorded in 2017 other than those already referenced above.

For the year ended December 31, 2016, the Company recorded a $1.4 million non-cash permit impairment charge in Japan which is reflected as part of SG&A on the Consolidated Statements of Income. There were no other impairments recorded in 2016 other than those already referenced above.

There were no other impairments recorded in the year ended December 31, 2015 other than those already referenced above.

Other

During the year ended December 31, 2017, we recorded $24.8 million of consulting and professional services related to the implementation of the new revenue recognition and lease accounting standards as well as internal control remediation activities which are reflected as part of SG&A on the Consolidated Statements of Income.

For the year ended December 31, 2016, we recorded $8.8 million of consulting and professional services related to internal control remediation activities and implementation of the new revenue recognition standard which are reflected as part of SG&A on the Consolidated Statements of Income. We also recorded $2.5 million non-cash impairment charge, offset by a $3.1 million gain from an insurance settlement which is reflected as part of Other (expense) income, net on the Consolidated Statements of Income.

2017 10-K Annual Report	Stericycle, Inc. • 40

Part II

There were no other special project costs for the year ended December 31, 2015.

Capital Allocation

Stericycle has maintained a structured capital allocation strategy that balances investment in the business, debt reduction, and returns to shareholders.

Our Capital Allocation items include the following types of activities:

•	Stock issuance costs,
•	Dividends on Preferred Stock,
•	Debt modification costs in connection with related non-recurring matters,
•	Early extinguishment of debt gains and losses, and
•	Other related expenses.

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

We declared and paid dividends of $36.3 million, $39.4 million, and $10.1 million to the preferred stock shareholders during the years ended December 31, 2017, 2016, and 2015, respectively.

Tax Reform

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was signed into law on December 22, 2017, the Company has calculated its best estimate of the impact of the Tax Act on its year end 2017 income tax benefit/provision and as a result has recorded $129.8 million as an income tax benefit in the fourth quarter of 2017.  For further discussion, see Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Income Taxes in the Consolidated Financial Statements.

2017 10-K Annual Report	Stericycle, Inc. • 41

Part II

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated:

The following summarizes the Company’s consolidated operations:

In millions, except per share data
	Years Ended December 31,
	2017		2016		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$3,580.7	100.0%	$3,562.3	100.0%	$18.4	0.5%
Cost of revenues	2,118.2	59.2%	2,075.4	58.3%	42.8	2.1%
Gross profit	1,462.5	40.8%	1,486.9	41.7%	(24.4)	(1.6%)
Selling, general and administrative expenses	1,470.1	41.1%	1,053.1	29.6%	417.0	39.6%
(Loss) income from operations	(7.6)	(0.2%)	433.8	12.2%	(441.4)	(101.8%)
Interest expense, net	(93.7)	(2.6%)	(97.8)	(2.7%)	4.1	(4.2%)
Other expense, net	(6.6)	(0.2%)	(7.9)	(0.2%)	1.3	(16.5%)
(Loss) income before income taxes	(107.9)	(3.0%)	328.1	9.2%	(436.0)	(132.9%)
Income tax (benefit) expense	(150.9)	(4.2%)	120.2	3.4%	(271.1)	(225.5%)
Net income	43.0	1.2%	207.9	5.8%	(164.9)	(79.3%)
Net income attributable to noncontrolling interests	0.6	0.0%	1.6	0.0%	(1.0)	(62.5%)
Net income attributable to Stericycle, Inc.	42.4	1.2%	206.3	5.8%	(163.9)	(79.4%)
Mandatory convertible preferred stock dividend	36.3	1.0%	39.4	1.1%	(3.1)	(7.9%)
Gain on repurchase of preferred stock	(17.3)	(0.5%)	(11.3)	(0.3%)	(6.0)	53.1%
Net income attributable to common shareholders	$23.4	0.7%	$178.2	5.0%	$(154.8)	(86.9%)
Earnings per share - diluted	$0.27		$2.08		$(1.81)	(87.0%)

Revenues:  In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base.  We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms.  For example, our customers may contract with us for "Medical Waste Disposal" services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service ("Steri-Safe OSHA Compliance Program"), which packages the same regulated medical waste services with training and education services for a contracted subscription fee.  Another example is a customer that purchases our "Medical Waste Disposal" and "Sharps Disposal Management" services which provides the customer with the same regulated services under a different pricing and billing arrangement.  We do not track the movement of customers between the various types of regulated services we offer.  Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we believe that aggregating these revenues communicates the appropriate metric.  We analyze our revenue growth by identifying changes related to organic growth, acquired growth, divestitures and changes due to currency exchange fluctuations.

Consolidated revenues increased $18.4 million, or 0.5%, in 2017 to $3.58 billion from $3.56 billion in 2016.  Overall organic revenues growth contributed $20.1 million, or 0.6%.  Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period.  Acquisitions contributed $32.2 million to revenues.  Divestitures reduced revenues by $21.6 million.  The net effect of acquisitions and divestitures resulted in a 0.3% increase in revenues in

2017 10-K Annual Report	Stericycle, Inc. • 42

Part II

2017.  The effect of foreign exchange rates unfavorably impacted total revenues in 2017 by $12.3 million, or 0.3%, as foreign currencies declined against the U.S. dollar.

Gross profit:  Consolidated gross profit decreased $24.4 million, or 1.6%, in 2017 to $1.46 billion from $1.49 billion in 2016.  As a percentage of revenues, consolidated gross profit decreased to 40.8% in 2017 compared to 41.7% in 2016.  The decline in gross profit was primarily due to lower revenues from our Manufacturing and Industrial (“M&I”) customers, which have a higher fixed cost structure, and approximately $18.0 million of non-cash fixed assets depreciation increases and write-offs.  Domestically, pricing pressure on our small quantity regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues.  In addition, international gross profit is lower than domestic gross profit because our international operations have fewer small account customers, which tend to generate higher gross profit.  Historically, our international operations generate most of their revenues from large account customers, such as hospitals.  As our international revenues increase, consolidated gross profit percentages experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansion.

SG&A:  Consolidated SG&A expenses increased $417.0 million, or 39.6%, in 2017 to $1.47 billion from $1.05 billion in 2016.  The increase was primarily attributable to: $295.0 million charge for the Settlement for the small quantity customer class action lawsuit, a $65.0 million non-cash goodwill impairment charge in Latin America, $32.7 million in regulatory compliance, consulting and professional expenses, primarily related to certain non-recurring litigation matters, $30.6 million of Business Transformation related expenses, and $24.8 million of consulting and professional services related to the implementation of the new revenue recognition and lease accounting standards and internal control remediation work.  As a percentage of revenues, excluding the $295.0 million Settlement charge and the $65.0 million non-cash goodwill impairment charge, SG&A increased to 31.0% in 2017 compared to 29.6% in 2016.

(Loss) income from operations:  Consolidated (loss) income from operations decreased $441.4 million, or 101.8%, in 2017 to ($7.6) million loss from $433.8 million income in 2016.  Comparison of income from operations between 2017 and 2016 was primarily driven by the items described in Gross profit and SG&A above.

Interest expense:  Net interest expense decreased in 2017 to $93.7 million from $97.8 million in 2016 due to a reduction of our average outstanding debt balance, partially offset by an increase in interest rates in the U.S.

Income tax (benefit) expense:  Income tax (benefit) was ($150.9) million in 2017 compared to income tax expense of $120.2 million in 2016.  The effective tax rates for the years 2017 and 2016 were (139.9%) and 36.6%, respectively.  The change in 2017 rate, when compared to the prior year, was primarily due to the impact of the Tax Act signed into law on December 22, 2017.  The Company recognized an income tax (benefit) of $(129.8) million as a result of revaluing our U.S. net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, partially offset by a one-time transition tax on our unremitted foreign earnings and profits which we will elect to pay over an eight-year period, and expected foreign withholding taxes.

2017 10-K Annual Report	Stericycle, Inc. • 43

Part II

Information by Segment

Domestic and Canada RCS:

In millions
	Years Ended December 31,
	2017		2016		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$2,551.9	100.0%	$2,508.8	100.0%	$43.1	1.7%
Gross profit	1,091.7	42.8%	1,121.3	44.7%	(29.6)	(2.6%)
SG&A	789.8	30.9%	515.8	20.6%	274.0	53.1%
Income from operations	301.9	11.8%	605.5	24.1%	(303.6)	(50.1%)

Revenues:  Domestic and Canada RCS revenues increased $43.1 million, or 1.7%, in 2017 to $2.55 billion from $2.51 billion in 2016.  Organic revenue growth contributed $19.0 million, or 0.8%, and acquisitions contributed $20.9 million, or 0.8%, to revenues.  Our Secure Information Destruction revenues were strong due to higher sales activity for both recurring and one-time purge services combined with higher recycling revenue.  The strengthening of the Canadian dollar had a favorable impact on 2017 revenues by $3.2 million, or 0.1%.  Services related to Manufacturing and Industrial (“M&I”) experienced a decline of $19.7 million from last year, which reduced overall organic growth by 0.9%.  This decline was due to fewer on-call services related to softness in the U.S. industrial market.  In addition, we have experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

Gross profit:  Domestic and Canada RCS gross profit decreased $29.6 million, or 2.6%, in 2017 to $1.09 billion from $1.12 billion in 2016.  As a percentage of revenues, gross profit decreased to 42.8% in 2017 compared to 44.7% in 2016, primarily due to lower revenues from our M&I customers, which have a higher fixed cost structure, and approximately $18.0 million of non-cash fixed assets depreciation increases and write-offs.  Pricing pressure on our small quantity regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues.  We also experienced higher costs related to wages and fuel.

SG&A:  Domestic and Canada RCS SG&A expenses increased $274.0 million, or 53.1%, in 2017 to $789.8 million from $515.8 million in 2016, primarily due to the $295.0 million charge for the Settlement for the small quantity customer class action lawsuit.  As a percentage of revenues, excluding the $295.0 million Settlement, SG&A decreased to 19.4% in 2017 compared to 20.6% in 2016.

Income from operations:  Domestic and Canada RCS income from operations decreased $303.6 million, or 50.1%, in 2017 to $301.9 million from $605.5 million in 2016.  Comparison of income from operations between 2017 and 2016 was primarily driven by the items described in Gross profit and SG&A above.

International RCS:

In millions
	Years Ended December 31,
	2017		2016		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$707.6	100.0%	$751.7	100.0%	$(44.1)	(5.9%)
Gross profit	218.9	30.9%	228.5	30.4%	(9.6)	(4.2%)
SG&A	296.0	41.8%	256.8	34.2%	39.2	15.3%
Loss from operations	(77.1)	(10.9%)	(28.3)	(3.8%)	(48.8)	172.4%

2017 10-K Annual Report	Stericycle, Inc. • 44

Part II

Revenues:  International RCS revenue decreased $44.1 million, or 5.9%, in 2017 to $707.6 million from $751.7 million in 2016.  2017 organic revenue decline in the International RCS segment was $13.4 million, or 1.8%, primarily due to exiting certain patient transport service contracts in the U.K. and a decline in M&I waste services in our Latin American countries.  Acquisitions in the International RCS segment contributed $6.4 million to revenues.  Divestitures related to the sale of certain assets in the U.K. reduced revenues by $21.6 million.  The net effect of acquisitions and divestitures resulted in a 2.0% decrease in revenues in 2017.  The effect of foreign exchange rates unfavorably impacted international revenues in 2017 by $15.5 million, or 2.1%, as foreign currencies declined against the U.S. dollar.

Gross profit:  International RCS gross profit decreased $9.6 million, or 4.2%, in 2017 to $218.9 million from $228.5 million in 2016.  As a percentage of revenues, gross profit increased to 30.9% in 2017 compared to 30.4% in 2016 as a result of divesting a lower margin patient transport business in the U.K.

SG&A:  International RCS SG&A expenses increased $39.2 million, or 15.3%, in 2017 to $296.0 million from $256.8 million in 2016, primarily due to a $65.0 million non-cash goodwill impairment charge in Latin America, partially offset by the divestiture of the patient transport business in the U.K. in 2017.  As a percentage of revenues, excluding a $65.0 million non-cash goodwill impairment charge in Latin America, SG&A decreased to 32.6% in 2017 compared to 34.2% in 2016.

Loss from operations:  International RCS loss from operations increased $48.8 million in 2017 to $77.1 million from $28.3 million in 2016. Comparison of loss from operations between 2017 and 2016 was primarily driven by the items described in SG&A above.

All Other:

In millions
	Years Ended December 31,
	2017		2016		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$321.2	100.0%	$301.8	100.0%	$19.4	6.4%
Gross profit	151.9	47.3%	137.1	45.4%	14.8	10.8%
SG&A	384.3	119.6%	280.5	92.9%	103.8	37.0%
Loss from operations	(232.4)	(72.4%)	(143.4)	(47.5%)	(89.0)	62.1%

Our All Other segment includes Domestic Communication and Related Services operations which consists of services including inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits, as well as expenses related to Corporate support, shared services functions, stock-based compensation, certain non-recurring litigation matters, implementation of the new revenue recognition and lease accounting standards, internal control remediation activities and Business Transformation.

Revenues:  Other revenues, related to Domestic Communication and Related Services, increased $19.4 million, or 6.4%, in 2017 to $321.2 million from $301.8 million in 2016, primarily due to serving new brands across many industries and several larger non-recurring recall events in 2017.

Gross profit:  Other gross profit increased $14.8 million, or 10.8%, in 2017 to $151.9 million from $137.1 million in 2016.  As a percentage of revenues, gross profit increased to 47.3% in 2017 compared to 45.4% in 2016.

SG&A:  Other SG&A expenses increased $103.8 million, or 37.0%, in 2017 to $384.3 million from $280.5 million in 2016, primarily due to $20.5 million of Business Transformation related expenses, $24.8 million

2017 10-K Annual Report	Stericycle, Inc. • 45

Part II

of consulting and professional services related to the implementation of the new revenue recognition and lease accounting standards and internal control remediation activities, and $32.7 million in regulatory compliance, consulting and professional expenses, primarily related to certain non-recurring litigation matters.

Loss from operations:  Other loss from operations increased $89.0 million in 2017 to $232.4 million from $143.4 million in 2016.  Comparison of loss from operations between 2017 and 2016 was primarily driven by the items described in SG&A above.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated:

The following summarizes the Company’s operations:

In millions, except per share data
	Years Ended December 31,
	2016		2015		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$3,562.3	100.0%	$2,985.9	100.0%	$576.4	19.3%
Cost of revenues	2,075.4	58.3%	1,731.1	58.0%	344.3	19.9%
Gross profit	1,486.9	41.7%	1,254.8	42.0%	232.1	18.5%
Selling, general and administrative expenses	1,053.1	29.6%	767.2	25.7%	285.9	37.3%
Income from operations	433.8	12.2%	487.6	16.3%	(53.8)	(11.0%)
Interest expense, net	(97.8)	(2.7%)	(77.3)	(2.6%)	(20.5)	26.5%
Other (expense) income, net	(7.9)	(0.2%)	0.6	0.0%	(8.5)	NM
Income before income taxes	328.1	9.2%	410.9	13.8%	(82.8)	(20.2%)
Income tax expense	120.2	3.4%	142.9	4.8%	(22.7)	(15.9%)
Net income	207.9	5.8%	268.0	9.0%	(60.1)	(22.4%)
Net income attributable to noncontrolling interests	1.6	0.0%	1.0	0.0%	0.6	60.0%
Net income attributable to Stericycle, Inc.	206.3	5.8%	267.0	8.9%	(60.7)	(22.7%)
Mandatory convertible preferred stock dividend	39.4	1.1%	10.1	0.3%	29.3	290.1%
Gain on repurchase of preferred stock	(11.3)	(0.3%)	-	–	(11.3)	NM
Net income attributable to common shareholders	$178.2	5.0%	$256.9	8.6%	$(78.7)	(30.6%)
Earnings per share - diluted	$2.08		$2.98		$(0.90)	(30.2%)

Revenues:  Consolidated revenues increased $576.4 million, or 19.3%, in 2016 to $3.56 billion from $2.99 billion in 2015.  Overall organic revenue growth contributed $94.6 million, or 3.2%.  Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period.  Acquisitions contributed $570.1 million to revenues driven by the full year impact of the 2015 Shred-it acquisition.  Divestitures reduced revenues by $0.2 million.  The net effect of acquisitions and divestitures resulted in a 19.1% increase in revenues in 2016.  The effect of foreign exchange rates unfavorably impacted total revenues in 2016 by $88.0 million, or 2.9%, as foreign currencies declined against the U.S. dollar.

Gross profit:  Consolidated gross profit increased $232.1 million, or 18.5%, in 2016 to $1.49 billion from $1.25 billion in 2015.  The increase in 2016 gross profit primarily reflects the full year impact of the 2015 Shred-it acquisition. As a percentage of revenues however, consolidated gross profit decreased to 41.7% in 2016 compared to 42.0% in 2015, primarily driven by costs incurred to exit certain of our patient

2017 10-K Annual Report	Stericycle, Inc. • 46

Part II

transport services contracts in the U.K. ($8.3 million) and lower international gross profit due to customer mix (fewer small customers which tend to provide higher gross profits).

SG&A:  Consolidated SG&A expenses increased $285.9 million, or 37.3%, in 2016 to $1.05 billion from $767.2 million in 2015 to support our increase in revenues and the full year impact of the 2015 Shred-it acquisition.  Depreciation and amortization increased $94.7 million in 2016 primarily related to the Shred-it acquisition. During the fourth quarter of 2016, we increased our allowance for doubtful accounts due to market and economic conditions as we continued to experience challenges internationally and in our M&I waste services.  Primarily in our Brazil and Mexico markets in Latin America, the aging profiles of our older receivables were increasing and our collection efforts were not yielding a desired improvement.   Accordingly, we concluded that there was a higher degree of risk in our ability to collect those aged accounts and therefore determined that it would be appropriate to adjust the allowance for doubtful accounts by increasing the reserve percentages applied to those aged accounts.  We also noted a significant increase in our M&I accounts receivable and increased the allowance related to those receivables. As a percentage of revenues, SG&A increased to 29.6% in 2016 compared to 25.7% in 2015.

Income from operations:  Consolidated income from operations decreased by $53.8 million, or 11.0%, in 2016 to $433.8 million from $487.6 million in 2015.  Comparison of income from operations between 2016 and 2015 was primarily driven by the items described in Gross profit and SG&A above.

Net Interest Expense:  Net interest expense increased to $97.8 million in 2016 from $77.3 million in 2015, due to the full year impact of increased borrowings to fund the acquisition of Shred-it late in 2015.

Income Tax Expense:  Income tax expense decreased to $120.2 million in 2016 from $142.9 million in 2015.  The effective tax rates for the years 2016 and 2015 were 36.6% and 34.8%, respectively.  The increase in the 2016 tax rate, when compared to 2015, was primarily related to the recognition of tax benefits in 2015 as well as a higher proportion of pre-tax income in the U.S. which has a higher statutory tax rate, compared to international operations.

Information by Segment

Domestic and Canada RCS:

In millions
	Years Ended December 31,
	2016		2015		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$2,508.8	100.0%	$1,999.2	100.0%	$509.6	25.5%
Gross profit	1,121.3	44.7%	908.8	45.5%	212.5	23.4%
SG&A	515.8	20.6%	404.1	20.2%	111.7	27.6%
Income from operations	605.5	24.1%	504.7	25.2%	100.8	20.0%

Revenues:  Domestic and Canada RCS revenues increased $509.6 million, or 25.5%, in 2016 to $2.51 billion from $2.00 billion in 2015 reflecting the full year impact of the 2015 Shred-it acquisition.  Acquisitions contributed $476.1 million, and organic growth contributed $35.8 million, or 1.8% in revenues.  The Canadian dollar weakened and negatively affected 2016 revenue by $2.3 million.  Services related to M&I waste decreased by $15.0 million due to fewer on call services (project work) and softness in the U.S. M&I market, negatively impacting overall organic growth by 1.7%.  In addition, we experienced pricing pressure on our small quantity regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

2017 10-K Annual Report	Stericycle, Inc. • 47

Part II

Gross profit:  Domestic and Canada RCS gross profit increased $212.5 million, or 23.4%, in 2016 to $1.12 billion from $908.8 million in 2015 reflecting the full year impact of the 2015 Shred-it acquisition.  As a percentage of revenues, gross profit decreased to 44.7% in 2016 compared to 45.5% in 2015, primarily due to less than anticipated revenues from our M&I customers, which have a higher fixed cost structure.  Additionally, higher disposal costs for some of our industrial waste project work in 2016 unfavorably impacted domestic gross profit.

SG&A:  Domestic and Canada RCS SG&A expenses increased $111.7 million, or 27.6%, in 2016 to $515.8 million from $404.1 million in 2015, primarily related to the full year impact of the 2015 Shred-it acquisition, increased compensation and marketing expenses, and an increase in our allowance for doubtful accounts driven by challenging market and economic conditions, which  encountered both macro-economic slowdowns in the general economy as well as the slow-down in the Manufacturing and Industrial (M&I) customer base.  As a percentage of revenues, SG&A increased to 20.6% in 2016 compared to 20.2% in 2015.

Income from operations:  Domestic and Canada RCS income from operations increased $100.8 million, or 20.0%, in 2016 to $605.5 million from $504.7 million in 2015 reflecting the full year impact of the 2015 Shred-it acquisition.  Comparison of income from operations between 2016 and 2015 was primarily driven by the items described in Gross profit and SG&A above.

International RCS:

In millions
	Years Ended December 31,
	2016		2015		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$751.7	100.0%	$716.8	100.0%	$34.9	4.9%
Gross profit	228.5	30.4%	230.3	32.1%	(1.8)	(0.8%)
SG&A	256.8	34.2%	181.1	25.3%	75.7	41.8%
(Loss) income from operations	(28.3)	(3.8%)	49.2	6.9%	(77.5)	(157.5%)

Revenues:  International RCS revenues increased $34.9 million, or 4.9%, in 2016 to $751.7 million from $716.8 million in 2015.  Organic growth, currency rate fluctuations and acquisitions impacted the comparison of 2016 and 2015.  Organic growth in the International RCS segment contributed $33.1 million in revenues, or 4.6%.  The exit from certain of our patient transport services contracts in the U.K. negatively impacted our organic growth in 2016.  The effect of foreign exchange rates unfavorably impacted international revenues in 2016 by $85.7 million, or 12.0%, as foreign currencies declined against the U.S. dollar.  Revenues from international acquisitions contributed $87.8 million to the increase in revenues in 2016 reflecting full year impact of the 2015 Shred-it acquisition.

Gross profit:  International RCS gross profit decreased by $1.8 million, or 0.8%, in 2016 to $228.5 million from $230.3 million in 2015.  As a percentage of revenues gross profit decreased to 30.4% in 2016 compared to 32.1% in 2015 due to the negative impact of higher costs related to servicing certain government contracts and charges incurred to exit some of the contracts in our U.K. patient transport services business, partially offset by the full-year inclusion of the 2015 Shred-it acquisition, which has a higher average gross profit.  In addition, our international gross profit was negatively impacted by the inability to pass full cost increases on to customers in areas of high inflation.

SG&A:  International RCS SG&A expenses increased $75.7 million, or 41.8%, in 2016 to $256.8 million from $181.1 million in 2015.  As a percentage of revenues, SG&A increased to 34.2% in 2016 compared to

2017 10-K Annual Report	Stericycle, Inc. • 48

Part II

25.3% in 2015.  The following factors negatively impacted our international SG&A during 2016: the full year inclusion of the 2015 Shred-it acquisition, increased compensation expense in support of new business growth opportunities, and an increase in our allowance for doubtful accounts due to market and economic conditions as we continued to experience challenges internationally and in our M&I waste services.  Primarily in our Brazil and Mexico markets in Latin America, the aging profiles of our older receivables were increasing and our collection efforts were not yielding a desired improvement.  Accordingly, we concluded that there was a higher degree of risk in our ability to collect those aged accounts and therefore determined that it would be appropriate to adjust the allowance for doubtful accounts by increasing the reserve percentages applied to those aged accounts.   Brazil and Mexico saw the largest increases to their allowance for doubtful accounts.

(Loss) income from operations:  International RCS income from operations decreased $77.5 million to a ($28.3) million loss in 2016 from $49.2 million income in 2015.  Comparison of (loss) income from operations between 2016 and 2015 was primarily driven by the items described in Gross Profit and SG&A above.

All Other:

In millions
	Years Ended December 31,
	2016		2015		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$301.8	100.0%	$269.9	100.0%	$31.9	11.8%
Gross profit	137.1	45.4%	115.7	42.9%	21.4	18.5%
SG&A	280.5	92.9%	182.0	67.4%	98.5	54.1%
Loss from operations	(143.4)	(47.5%)	(66.3)	(24.6%)	(77.1)	116.3%

Our All Other segment includes Domestic Communication and Related Services operations which consists of services including inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits, as well as expenses related to Corporate support, shared services functions, stock-based compensation, certain non-recurring litigation matters, implementation of the new revenue recognition and lease accounting standards, and internal control remediation activities.

Revenues:  All Other revenues for the year ended December 31, 2016 increased $31.9 million, or 11.8%, to $301.8 million from $269.9 million for the year ended December 31, 2015, primarily due to a significant recall event in the fourth quarter of 2016 in Domestic Communication and Related Services.

Gross profit:  Other gross profit increased $21.4 million, or 18.5%, in 2016 to $137.1 million from $115.7 million in 2015.  As a percentage of revenues, gross profit increased to 45.4% in 2016 compared to 42.9% in 2015.

SG&A:  Other SG&A expenses increased $98.5 million, or 54.1%, in 2016 to $280.5 million from $182.0 million in 2015, primarily due to an increase in corporate shared services during 2016.

Loss from operations:  Other loss from operations increased $77.1 million in 2016 to $143.4 million from $66.3 million in 2015, primarily driven by the items described in SG&A above.

2017 10-K Annual Report	Stericycle, Inc. • 49

Part II

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders.  Operating cash flows and the Company’s $1.2 billion senior credit facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, acquisitions, capital expenditures necessary to support growth and productivity improvements, including associated with our multiyear Business Transformation, and any Board of Director approved stockholder distribution.

The Company’s credit facilities contain a number of covenants, including financial covenants, to which the Company was in compliance at December 31, 2017.  Based upon the Company’s expected 2018 Business Transformation investment plans, it is reasonably possible that the Company could exceed a Debt/EBITDA leverage threshold (leverage covenant) at some point in 2018.  This risk can be mitigated through appropriate spending controls and/or seeking temporary relief from the leverage covenant from our lenders.

Working Capital:  At December 31, 2017, our working capital decreased $386.7 million to ($156.0) million compared to $230.7 million at December 31, 2016.

Current assets increased $39.8 million in 2017 to $813.4 million from $773.6 million in 2016, primarily driven by a $33.8 million increase in prepaid expenses from the timing of our income tax payments, and $11.7 million increase in classification of assets held for sale, partially offset by a $10.8 million reduction in net accounts receivable.  Days sales outstanding ("DSO") was 63 days and 64 days at December 31, 2017 and 2016, respectively.

Current liabilities increased $426.5 million in 2017 to $969.4 million from $542.9 million in 2016, primarily due to an accrual of $295.0 million related to the Settlement, $47.5 million reclassification of term loan debt from long-term to current, $24.2 million increase in accrued professional services, $22.9 million increase in accrued taxes, $22.9 million increase in accounts payable, and $11.7 million increase in accrued compensation and self-insurance.

Net Cash Provided or Used:  Net cash provided by operating activities decreased $52.2 million, or 9.3%, in 2017 to $508.6 million from $560.8 million in 2016.

Net cash used in investing activities decreased $2.6 million, or 1.3%, in 2017 to $193.0 million from $195.6 million in 2016.  We used $11.4 million less cash for acquisitions in 2017 than in 2016.  Our capital expenditures increased by $6.8 million in 2017 and, as a percentage of revenues, were at 4.0% and 3.8% in 2017 and 2016, respectively, as we invested $10.9 million in our Business Transformation late in 2017 for software licenses related to the ERP system.

Net cash used in financing activities decreased $55.6 million, or 14.8%, in 2017 to $321.2 million from $376.8 million in 2016.  We repaid a net of $175.6 million and $178.4 million of our senior credit facility, private placement, and term loan facility during 2017 and 2016, respectively.  We had preferred share repurchases of $34.2 million in 2017 compared to $40.8 million of common and $30.9 million of preferred share repurchases in 2016.  Dividends of $36.3 million and $39.4 million were paid during 2017 and 2016, respectively, to holders of our Series A Preferred Stock.

2017 10-K Annual Report	Stericycle, Inc. • 50

Part II

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments at December 31, 2017:

Payments due by period (in millions)
	Total	2018	2019-2020	2021-2022	2023 and After
Recorded Obligations:
Covenants not-to-compete agreements	$0.8	$0.2	$0.4	$0.2	$-
Mandatory deemed repatriation tax (1)	24.3	$1.8	$3.7	$3.7	$15.1
Expected environmental liabilities (2)	30.8	5.7	5.2	2.9	17.0
Total debt (3)	2,747.2	119.5	593.4	1,776.7	257.6
Unrecorded Obligations:
Interest on debt and capital leases (4)	327.2	82.9	134.1	104.8	5.4
Non-cancelable operating lease obligations (5)	561.1	145.9	213.2	115.1	86.9
Unconditional purchase obligations (6)	71.1	37.1	32.1	1.9	-
Total contractual cash obligations	$3,762.5	$393.1	$982.1	$2,005.3	$382.0
(1)	U.S. federal income tax on mandatory deemed repatriation is payable over 8 years pursuant to the Tax Act.
(2)

Environmental liabilities are presented above on an undiscounted basis and are associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated but the timing of such payments is not fixed and determinable.

(3)	These amounts represent the scheduled principal payments related to our long-term debt and capital leases, excluding interest.
(4)

Interest on our fixed-rate debt was calculated based on contractual rates.  Interest on debt with floating interest rates requires the use of management judgment to estimate the future rates of interest.

(5)

Operating lease obligations include various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfill leasing arrangements.  Operating lease obligations expire at various dates with the latest maturity in 2043.

(6)	Purchase obligations primarily represent no cancelable contractual obligations related to information technology products and services that we generally incur in the ordinary course of our business.

Payments for unrecognized tax benefits are excluded from contractual obligations.  Based on the uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.

As of December 31, 2017, we had $130.8 million of outstanding stand-by letters of credit, $19.0 million of surety bonds, and $15.7 million of bank guarantees. The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance guarantees. Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.

We anticipate that our operating cash flows, together with borrowings under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, strategic initiatives such as

2017 10-K Annual Report	Stericycle, Inc. • 51

Part II

Business Transformation, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.  The Company’s most critical accounting policies are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  The Company has identified the following as its most critical accounting policies and estimates.

Revenue Recognition:  We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.  Revenues for our regulated medical waste management services, other than our compliances services, and secure information destruction services are recognized at the time of waste collection.  Our compliance service revenues are recognized evenly over the contractual service period.  Payments received in advance are deferred and recognized as services are provided.  Revenues from hazardous waste services are recorded at the time waste is received at our processing facility or delivered to a third party.  Revenues from regulated recall and returns management services and communication solutions are recorded at the time services are performed.  Revenues from product sales are recognized upon the transfer of title and risk of ownership, which is generally at the time the goods are shipped to the customer.  Charges related to sales taxes and international value added tax ("VAT") and other similar pass through taxes are not included as revenue.

Effective January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606) using the modified retrospective method.  The Company is applying certain practical expedients, including the right to invoice, where the criteria have been met.  The Company has concluded that there will not be a material change to its revenue recognition under the new standard. Certain costs associated with obtaining contracts with customers will be capitalized and amortized over the expected economic life of the contract.  We are in the process of finalizing the measurement of the cumulative effect of adopting the new guidance, which will primarily be related to capitalizing commission costs, for recognition in our first quarter 2018 10-Q filing.

Allowance for Doubtful Accounts:  The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received.  We maintain an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on historical collection data and specific risks identified among uncollected accounts.  The adequacy of allowances for uncollectible accounts is reviewed at least quarterly, and adjusted as necessary based on such reviews.  A considerable amount of management’s judgment is required to assess the collectability of an account, based on detailed analysis of the aging of the receivables, the creditworthiness of our customers, historical collection trends and current economic trends.  Accounts receivable written off in subsequent periods can differ from the allowance for doubtful accounts provided, but historically our

2017 10-K Annual Report	Stericycle, Inc. • 52

Part II

provision has been adequate.  Allowance for doubtful accounts was $65.2 million and $49.6 million for the years ended December 31, 2017 and 2016, respectively.

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

A relief from royalty method is generally used to determine the fair value of tradenames.  Key inputs and assumptions to the valuation model are a reasonable approximation of the license rate for the trade name, forecasted revenues and the discount rate applied to present value the after-tax stream of estimated royalties avoided by acquiring the trade name.

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

•

The cost of reproduction new (“CRN”) for equipment is calculated using the indirect method of the cost approach.  Historical equipment costs and dates are used to calculate the current CRN.  In the indirect method of the cost approach, trend factors are applied to the historical costs to estimate the CRN of the assets.  Time-adjusted trend factors are applied to historical costs using asset category specific cost indices published by industry sources.  The CRN is then adjusted for physical deterioration and functional and economic obsolescence.

Goodwill and Other Identifiable Intangible Assets:  We evaluate goodwill and other indefinite-lived intangibles for impairment annually as of October 1 or when an indicator of impairment exists.

2017 10-K Annual Report	Stericycle, Inc. • 53

Part II

Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment must then be made.  One determination on whether to use the qualitative approach is the time since the last quantitative approach.

We used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including discounted cash flows) and validated using a market approach with the involvement of a third party valuation specialist.  The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures, and cost efficiencies.  Future acquisitions are not included in the expected future cash flows.  We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  We then reconcile the calculated fair values to our market capitalization.  The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than its carrying value.  We recognize an impairment loss in the amount that carrying value exceeds the fair value.

We performed our annual goodwill impairment test as of October 1, 2017 and recognized $65.0 million in non-cash goodwill impairment charges in our Latin America reporting unit. The fair value of our remaining reporting units significantly exceeded the carrying value. We believe that the estimated fair value used in measuring the impairment was based on reasonable assumptions.  We performed a sensitivity analysis on our estimated fair value noting that a 50 basis point increase in the discount rate or a 50 basis point reduction in the long-term growth rate would result in an incremental impairment charge of approximately $5 million or $9 million, respectively.

We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore they are not amortized.  In the fourth quarter of 2017, the Company performed its annual impairment test on indefinite lived intangibles, other than goodwill, using the qualitative approach for certain assets and the quantitative approach for the remaining assets. The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management.

Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations.  In future measurements of fair value, adverse changes in assumptions could result in impairments of goodwill or other intangible assets that would require non-cash charges and may have a material effect on our financial condition and operating results.

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives from 5 to 30 years based upon the type of customer.  We have non-compete covenant intangibles with useful lives from 5 to 14 years. We also have tradename intangibles with useful lives from 4 to 40 years.

We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to the remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2017, the Company performed its annual assessment of the useful life of its finite-lived intangibles and concluded

2017 10-K Annual Report	Stericycle, Inc. • 54

Part II

its domestic medical waste customer relationship intangibles should be revised from 40 years to 30 years due to the change in mix of small and large quantity customer relationships.  The change in life is a change in estimate to be accounted for prospectively with an estimated increase to amortization expense of approximately $7.0 million annually.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than its undiscounted estimated future cash flows.

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

Income Taxes: We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method.  Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as net operating loss and tax credit carryforwards.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies.  The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.  Actual operating results in future years could differ from our current assumptions, judgments and estimates.  However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized.  We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.  At December 31, 2017, the valuation allowance of $16.1 million was related to foreign net operating losses and tax deductible goodwill that we are not expected to realize.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes.  We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At December 31, 2017,

2017 10-K Annual Report	Stericycle, Inc. • 55

Part II

our estimated gross unrecognized tax benefits were $27.4 million of which $22.2 million, if recognized, would favorably impact our future earnings.  Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  The Tax Act results in a related change in assertion on expected foreign withholding taxes.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") in December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  That guidance specifies that, for income tax effects of the Tax Act that can be reasonably estimated but for which the accounting and measurement analysis is not yet complete, entities should report provisional amounts in the reporting period that includes the enactment date and those provisional amounts can be adjusted for a measurement period not to exceed one year from the enactment date.  Additionally, for income tax effects of the Tax Act that cannot be reasonably estimated, entities should report provisional amounts for those income tax effects in the first reporting period in which a reasonable estimate can be determined, not to exceed one year from the enactment date.

In accordance with SAB 118, based on our understanding of the Act and guidance available as of the date of this filing, the Company has calculated with the involvement of a third party tax specialist its best estimate of the impact of the Tax Act on its year end 2017 income tax provision and as a result has recorded an income tax (benefit) of ($129.8) million in the fourth quarter of 2017, the period in which the legislation was enacted.  The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future is an income tax (benefit) of ($167.7) million.  The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings is an income tax expense of $24.3 million based on cumulative foreign earnings of $149.2 million and $13.6 million related to expected foreign withholding taxes.

As a result of the Tax Act, the Company has re-evaluated its assertion related to the indefinite reinvestment of unremitted foreign earnings and recorded a provisional deferred tax liability in the amount of $13.6 million for expected withholding taxes related to remittances between certain foreign subsidiaries.  Although the Company has recorded this deferred tax liability, the Company is still evaluating how the Tax Act will affect the Company’s accounting position related to the indefinite reinvestment of unremitted foreign earnings.  During the measurement period, the Company may reflect adjustments to this provisional amount upon obtaining, preparing, and analyzing the necessary information to complete the accounting under ASC 740 – Income Taxes.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The Tax Act also establishes global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations.  The Company is in the process of evaluating the impact of prospective taxes on GILTI and has not yet determined

2017 10-K Annual Report	Stericycle, Inc. • 56

Part II

whether its accounting policy will be to recognize deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal or to recognize taxes on GILTI as an expense in the period incurred.  While the Company is still evaluating its prospective accounting policy for taxes on GILTI, the provisional estimates of the tax effects of the Tax Act were reported on the basis that the taxes on GILTI will be recognized in tax expense in the year it is incurred as a period expense.

For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Income Taxes in the Consolidated Financial Statements.

Insured and Self-Insured Claims:  We have retained a significant portion of the risks related to our employee benefit, auto/fleet, general liability and workers’ compensation claims programs.  The exposure for unpaid claims and associated expenses, including incurred but not reported losses, are based on third party actuarial valuations and internal estimates.  The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from our assumptions used.  Estimated recoveries associated with our insured claims are recorded as assets when we believe that the receipt of such amounts is probable.

Stock Based Compensation:  We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award or on the fair value of the liabilities incurred.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period) for date vesting awards.  Performance based awards are recorded consistent with performance metrics and ASC 718 Compensation – Stock Compensation.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The grant-date fair value of incentive stock options (“ISOs”) and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  Option-pricing models (Black Scholes) include assumptions that are evaluated by a third party valuation specialist and evaluated and approved by the VP and Treasurer based on historical experience, current company trends and comparative analysis to industry trends.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Restricted shares (“RSUs”) awarded to an employee and Performance-based restricted stock units (“PSUs”) awarded to an executive officer are measured at its fair value, which is the same amount for which a similarly restricted share would be issued to third parties.  A non-vested equity share unit awarded to an employee is measured at its fair value as if it were vested and issued on the grant date.

Forfeitures are accounted for as they occur.

For further detail, see Part II, Item 8. Financial Statements and Supplementary Data; Note 12 – Stock Based Compensation in the Consolidated Financial Statements.

Restructuring:   Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Contract termination costs are recorded when contracts are terminated or when we cease to use

2017 10-K Annual Report	Stericycle, Inc. • 57

Part II

the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred.

Restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions.  These include, but are not limited to, contract settlements on terms different than originally expected, ability to sublease properties based on market conditions at rates or timelines different than originally estimated or changes to original plans as a result of acquisitions.  Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported on the Consolidated Statements of Income of future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and foreign currency rates.

We are subject to market risks arising from changes in interest rates which related primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $15.0 million on a pre-tax basis.

We have exposure to commodity pricing for gas and diesel fuel for our trucks and for the purchase of containers and boxes.  We do not hedge these items to manage the exposure.

We have exposure to foreign currency fluctuations.  We have subsidiaries in 20 foreign countries whose functional currency is the local currency.  Our international subsidiaries use local currency denominated lines of credit for their funding needs.  We translate results of operations of our international operations using an average exchange rate.  We have quantified and described the impact of foreign currency translation on our revenues.

2017 10-K Annual Report	Stericycle, Inc. • 58

Part II

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Stericycle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as Stericycle Inc.’s auditor since 1991.

Chicago, Illinois

February 23, 2018

2017 10-K Annual Report	Stericycle, Inc. • 59

Part II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share data
	Years Ended December 31,
	2017	2016	2015
Revenues	$3,580.7	$3,562.3	$2,985.9
Cost of revenues	2,118.2	2,075.4	1,731.1
Gross profit	1,462.5	1,486.9	1,254.8
Selling, general and administrative expenses	1,470.1	1,053.1	767.2
(Loss) income from operations	(7.6)	433.8	487.6
Other income (expense):
Interest income	0.3	-	0.2
Interest expense	(94.0)	(97.8)	(77.5)
Other (expense) income, net	(6.6)	(7.9)	0.6
(Loss) income before income taxes	(107.9)	328.1	410.9
Income tax (benefit) expense	(150.9)	120.2	142.9
Net income	43.0	207.9	268.0
Net income attributable to noncontrolling interests	0.6	1.6	1.0
Net income attributable to Stericycle, Inc.	42.4	206.3	267.0
Mandatory convertible preferred stock dividend	36.3	39.4	10.1
Gain on repurchase of preferred stock	(17.3)	(11.3)	-
Net income attributable to Stericycle, Inc. common shareholders	$23.4	$178.2	$256.9
Earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.27	$2.10	$3.02
Diluted	$0.27	$2.08	$2.98
Weighted average number of common shares Outstanding:
Basic	85.3	84.9	84.9
Diluted	85.6	85.6	86.2

See accompanying Notes to Consolidated Financial Statements.

2017 10-K Annual Report	Stericycle, Inc. • 60

Part II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In millions
	Years Ended December 31,
	2017	2016	2015
Net income	$43.0	$207.9	$268.0

Other comprehensive income (loss):
Foreign currency translation adjustments	80.5	(86.7)	(140.6)
Amortization of cash flow hedge into income, net of tax expense ($0.7, $0.8, and $0.4 for the years ended December 31, 2017, 2016, and 2015, respectively)	1.0	1.1	0.7
Change in fair value of cash flow hedge, net of tax expense (benefit) ($0.0, $0.0, and ($2.6)) for the years ended December 31, 2017, 2016, and 2015, respectively)	0.3	0.2	(4.1)
Total other comprehensive income (loss)	81.8	(85.4)	(144.0)

Comprehensive income	124.8	122.5	124.0
Less: comprehensive income attributable to noncontrolling interests	1.8	1.2	1.2
Comprehensive income attributable to Stericycle, Inc. common shareholders	$123.0	$121.3	$122.8

See accompanying Notes to Consolidated Financial Statements.

2017 10-K Annual Report	Stericycle, Inc. • 61

Part II

STERICYCLE, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share data
	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$42.2	$44.2
Accounts receivable, less allowance for doubtful accounts of $65.2 in 2017 and $49.6 in 2016	624.1	634.9
Prepaid expenses	80.0	46.2
Other current assets	46.3	39.2
Assets held for sale	20.8	9.1
Total Current Assets	813.4	773.6
Property, plant and equipment, less accumulated depreciation of $603.2 in 2017 and $495.2 in 2016	741.0	723.9
Goodwill	3,604.0	3,591.0
Intangible assets, less accumulated amortization of $392.5 in 2017 and $271.6 in 2016	1,791.5	1,862.0
Other assets	38.4	29.6
Total Assets	$6,988.3	$6,980.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$119.5	$72.8
Bank overdraft	7.0	4.4
Accounts payable	195.2	172.3
Accrued liabilities	588.1	228.5
Deferred revenues	17.9	17.9
Other current liabilities	36.6	44.1
Liabilities held for sale	5.1	2.9
Total Current Liabilities	969.4	542.9
Long-term debt, net	2,615.3	2,877.3
Deferred income taxes	371.1	645.4
Long-term tax payable	55.8	34.2
Other liabilities	68.1	63.9
Total Liabilities	4,079.7	4,163.7

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, 0.7 issued and outstanding in 2017 and 2016	-	-
Common stock (par value $.01 per share, 120.0 shares authorized, 85.5 issued and outstanding in 2017 and 85.2 issued and outstanding in 2016)	0.9	0.8
Additional paid-in capital	1,153.2	1,166.5
Retained earnings	2,029.5	2,006.1
Accumulated other comprehensive loss	(287.0)	(367.6)
Total Stericycle, Inc.’s Equity	2,896.6	2,805.8
Noncontrolling interests	12.0	10.6
Total Equity	2,908.6	2,816.4
Total Liabilities and Equity	$6,988.3	$6,980.1

See accompanying Notes to Consolidated Financial Statements.

2017 10-K Annual Report	Stericycle, Inc. • 62

Part II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$43.0	$207.9	$268.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131.1	123.2	81.9
Intangible amortization	118.4	129.3	45.5
Stock-based compensation expense	21.3	20.5	21.7
Excess tax benefit of stock options exercised	-	-	(16.9)
Deferred income taxes	(290.2)	7.1	(10.3)
Asset impairment charges and loss (gain) on disposal of assets held for sale	112.2	28.5	1.8
Other, net	(6.7)	1.0	8.4
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	17.1	(43.1)	(55.9)
Prepaid expenses	(33.9)	(1.2)	(8.1)
Accounts payable	22.9	5.2	28.2
Accrued liabilities	363.0	28.5	26.1
Other assets and liabilities	10.4	53.9	(4.3)
Net cash provided by operating activities	508.6	560.8	386.1
INVESTING ACTIVITIES:
Capital expenditures	(143.0)	(136.2)	(114.8)
Payments for acquisitions, net of cash acquired	(52.5)	(63.9)	(2,419.4)
Proceeds from divestitures of businesses and sale of other assets	2.5	2.1	-
Other, net	-	2.4	0.3
Net cash used in investing activities	(193.0)	(195.6)	(2,533.9)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(62.1)	(89.2)	(93.2)
Proceeds from foreign bank debt	13.3	76.2	53.7
Repayment of foreign bank debt	(31.9)	(84.1)	(87.3)
Proceeds from term loan	50.0	-	1,550.0
Repayment of term loan	(100.0)	(250.0)	(300.0)
Proceeds from private placement of long-term note	-	-	600.0
Repayment of private placement of long-term note	(175.0)	-	(100.0)
Proceeds from senior credit facility	1,739.1	1,464.9	1,907.4
Repayment of senior credit facility	(1,689.7)	(1,393.3)	(2,004.4)
Proceeds from (repayment of) bank overdrafts, net	2.4	(13.6)	4.3
Payments of capital lease obligations	(3.6)	(5.3)	(3.9)
Payments of deferred financing costs	(2.7)	(0.6)	(9.9)
Payment for hedge	-	-	(8.8)
Payments for repurchase of common stock	-	(40.8)	(130.6)
Proceeds from issuance of common stock, net of shares withheld for tax	10.2	37.5	60.1
Proceeds from issuance of mandatory convertible preferred stock	-	-	746.9
Payments for repurchase of mandatory convertible preferred stock	(34.2)	(30.9)	-
Dividends paid on mandatory convertible preferred stock	(36.3)	(39.4)	(10.1)
Excess tax benefit of stock options exercised	-	-	16.9
Payments to noncontrolling interests	(0.7)	(8.2)	(5.7)
Net cash (used in) provided by financing activities	(321.2)	(376.8)	2,185.4
Effect of exchange rate changes on cash and cash equivalents	3.6	0.2	(4.2)
Net change in cash and cash equivalents	(2.0)	(11.4)	33.4
Cash and cash equivalents at beginning of year	44.2	55.6	22.2
Cash and cash equivalents at end of year	$42.2	$44.2	$55.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuances of obligations for acquisitions	$16.5	$44.2	$80.2
Accrued capital expenditures	$5.0	$6.2	$-
Interest paid during the year	$85.8	$88.8	$68.0
Income taxes paid during the year, net of refunds	$128.9	$111.5	$125.1

See accompanying Notes to Consolidated Financial Statements.

2017 10-K Annual Report	Stericycle, Inc. • 63

Part II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	0.0	$-	84.9	$0.8	$289.2	$1,743.4	$(138.4)	$22.2	$1,917.2
Net income						267.0		1.0	268.0
Currency translation adjustment							(140.8)	0.2	(140.6)
Change in qualifying cash flow hedge, net of tax							(3.4)		(3.4)
Issuance of common stock for exercise of options and employee stock purchases, net of shares withheld for tax			1.0	-	68.6				68.6
Issuance of mandatory convertible preferred stock	0.8	-			746.9				746.9
Purchase and cancellation of treasury stock			(1.0)	-	-	(131.6)			(131.6)
Preferred stock dividend						(10.1)			(10.1)
Stock compensation expense					21.7				21.7
Excess tax benefit of stock options exercised					16.9				16.9
Reduction to noncontrolling interests due to additional ownership					(0.3)			(5.4)	(5.7)
Balance as of December 31, 2015	0.8	-	84.9	0.8	1,143.0	1,868.7	(282.6)	18.0	2,747.9
Net income						206.3		1.6	207.9
Currency translation adjustment							(86.3)	(0.4)	(86.7)
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options and employee stock purchases, net of shares withheld for tax			0.7	-	44.8				44.8
Purchase and cancellation of treasury stock			(0.4)	-		(40.8)			(40.8)
Purchase and cancellation of convertible preferred stock	(0.1)	-			(42.2)	11.3			(30.9)
Preferred stock dividend						(39.4)			(39.4)
Stock compensation expense					20.5				20.5
Reduction to noncontrolling interests due to additional ownership					0.4			(8.6)	(8.2)
Balance as of December 31, 2016	0.7	-	85.2	0.8	1,166.5	2,006.1	(367.6)	10.6	2,816.4
Net income						42.4		0.6	43.0
Currency translation adjustment							79.3	1.2	80.5
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options and employee stock purchases, net of shares withheld for tax			0.3	0.1	17.2				17.3
Purchase and cancellation of convertible preferred stock	-	-			(51.5)	17.3			(34.2)
Preferred stock dividend						(36.3)			(36.3)
Stock compensation expense					21.3				21.3
Reduction to noncontrolling interests due to additional ownership					(0.3)			(0.4)	(0.7)
Balance as of December 31, 2017	0.7	$-	85.5	$0.9	$1,153.2	$2,029.5	$(287.0)	$12.0	$2,908.6

See accompanying Notes to Consolidated Financial Statements.

2017 10-K Annual Report	Stericycle, Inc. • 64

Part II

STERICYCLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Unless the context requires otherwise, “Company”, “Stericycle”, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We were incorporated in 1989 and presently serve a diverse customer base of more than one million customers throughout the United States, Argentina, Austria, Australia, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Republic of Korea, Romania, Singapore, Spain, and the United Kingdom.

For further information on the Company’s business, segments and services, see Part I, Item 1. Business and Note 16 – Segment Reporting.

Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of Stericycle, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company's consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control.  Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as “Noncontrolling interests."

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some areas where we make estimates include our allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, intangible asset valuations, and goodwill impairment.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from our estimates.

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

2017 10-K Annual Report	Stericycle, Inc. • 65

Part II

solutions are recorded at the time services are performed.  Revenues from product sales are recognized at the time the goods are shipped to the ordering customer.  Charges related to sales taxes and international value added tax ("VAT") and other similar pass through taxes are not included as revenue.

Effective January 1, 2018, the Company will adopt ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606) using the modified retrospective method.  The Company will apply certain practical expedients, including the right to invoice, where the criteria have been met.  The Company has concluded that there will not be a material change to its revenue recognition under the new standard.  Certain costs associated with obtaining contracts with customers will be capitalized and amortized over the expected economic life of the contract.  We are in the process of finalizing the measurement of the cumulative effect of adopting the new guidance, which will primarily be related to capitalizing commission costs, for recognition in our first quarter 2018 10-Q filing.

Cash and Cash Equivalents:  We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.  Cash equivalents are carried at cost.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consist of amounts due to us from our normal business activities.  Our accounts receivable balance includes amounts related to VAT and similar international pass-through taxes.  We do not require collateral as part of our standard trade credit policy.  Accounts receivable balances are determined to be past due based on the contractual terms with the customer.  We maintain an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.  No single customer accounts for more than approximately 1.0% of our accounts receivable.  During the year ended December 31, 2017, 2016 and 2015, bad debt expense was $32.3 million, $41.8 million, and $13.7 million, respectively.

Financial Instruments:  Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, derivatives, and long-term debt.  Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable.  Credit risk on trade receivables is minimized as a result of the large size of our customer base.  No single customer represents greater than approximately 1.0% of total accounts receivable.  We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses.

Property, Plant and Equipment:  Property, plant and equipment is stated at cost.  Depreciation and amortization, which includes the depreciation of assets recorded under capital leases, is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	2 to 40 years
Machinery and equipment	2 to 30 years
Containers	2 to 20 years
Vehicles	2 to 10 years
Office equipment and furniture	2 to 20 years
Software and Enterprise Resource Planning system	2 to 10 years

Capitalized Interest:  We capitalize interest incurred associated with projects under construction for the duration of the asset construction period. During the year ended December 31, 2017, we capitalized interest of $1.6 million.  We did not capitalized interest in 2016 and 2015.

2017 10-K Annual Report	Stericycle, Inc. • 66

Part II

Goodwill and Other Identifiable Intangible Assets:  Goodwill is not amortized but is subject to an annual impairment test which we perform as of October 1 or whenever indicators of impairment exist.

Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment must then be made.  One determination on whether to use the qualitative approach is the time since the last quantitative approach.  In the fourth quarter of 2017, the Company performed its annual impairment test on indefinite lived intangibles, other than goodwill using the qualitative approach for certain assets and the quantitative approach for the remaining assets.

We used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including discounted cash flows) and validated using a market approach.  The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures, and cost efficiencies.  Future acquisitions are not included in the expected future cash flows.  We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  We then reconcile the calculated fair values to our market capitalization.  The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than its carrying value.  We recognize an impairment loss in the amount that carrying value exceeds the fair value.

We performed our annual good will impairment test as of October 1, 2017 and recognized $65.0 million in non-cash goodwill impairment charges in our Latin America reporting unit.  For further discussion see Note 5 – Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets:  Long-lived assets, such as property, plant and equipment and intangible assets which are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  If circumstances require that a long-lived asset or asset group to be held and used be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount.  If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Long-lived assets or disposal groups classified as held for sale are recorded at the lower of their carrying amount or fair value less estimated selling costs.  Long-lived assets are not depreciated or amortized while classified as held for sale.

Insurance:  Our insurance for workers’ compensation, auto/fleet, property and employee-related health care benefits is obtained using high deductible insurance policies.  A third-party administrator is used to process all such claims.  We require all workers’ compensation, auto/fleet, and property claims to be reported within 24 hours.  As a result, we accrue these liabilities based upon the claim reserves established by the third-party administrator at the end of each reporting period.  Accruals include an estimate for

2017 10-K Annual Report	Stericycle, Inc. • 67

Part II

claims incurred but not yet reported. Our workers compensation, auto/fleet and employee health insurance benefit liability is based on our historical claims experience.

Restructuring Charges:  Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination.  Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.  Contract termination costs are recorded when contracts are terminated or when we cease to use the leased facility and no longer derive economic benefit from the contract.  All other exit costs are expensed as incurred.  For further discussion, see Note 3 – Restructuring, Divestitures, and Assets Held For Sale.

Stock-Based Compensation:  The Company recognizes stock-based compensation expense based on the estimate grant-date fair value for all stock-based awards which include stock options, restricted stock units, and performance stock units.  Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest.  We present stock-based compensation expense within the Consolidated Statements of Income based on the classification of the respective employees' cash compensation.  For further discussion, see Note 12 – Stock-Based Compensation.

Income Taxes:  We are subject to income taxes in both the U.S. and numerous foreign jurisdictions.  We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.  Significant judgments are required in order to determine the realizability of these deferred tax assets.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.  Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not (i.e. a likelihood of more than fifty percent) threshold for recognition.  For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled.  The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.  For further discussion, see Note 8 – Income Taxes.

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

2017 10-K Annual Report	Stericycle, Inc. • 68

Part II

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

During 2017, we presented certain rent, utility and depreciation expenses in COR that had historically been classified in SG&A.  For the year ended December 31, 2016, we reclassified $15.0 million, of which $7.3 million was for rent and utility expenses and $7.7 million was for depreciation expenses, from SG&A to COR to conform to the current year presentation.  For the year ended December 31, 2015, we reclassified $11.4 million, of which $7.2 million was for rent and utility expenses and $4.2 million was for depreciation expenses, from SG&A to COR to conform to the current year presentation.

To conform to the current period cash flows presentation, we reclassified $13.6 million net repayments of bank overdrafts from Operating Activities to Financing Activities for the year ended December 31, 2016 and $4.3 million net proceeds from bank overdrafts from Operating Activities to Financing Activities for the year ended December 31, 2015.

New Accounting Standards:

Adoption of New Accounting Standards

Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment

Effective January 2017, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.  This guidance eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  We applied this standard to measure the goodwill impairment recognized related to our Latin America reporting unit.

Statement of Cash Flows

Effective January 2017, the Company early adopted the guidance in ASU No. 2016-15 “Statement of Cash Flows” (Topic 230).  This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities.  Based on the results of the Company’s analysis,

2017 10-K Annual Report	Stericycle, Inc. • 69

Part II

there is no impact on our financial statements, as our treatment of the relevant affected items within the Consolidated Statement of Cash Flows is consistent with the requirements of this guidance.

Accounting Standards Issued But Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), guidance to provide a single and comprehensive revenue recognition model for all contracts with customers.  The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The amended authoritative guidance associated with revenue recognition was effective for the Company on January 1, 2018.  The Company will adopt this ASU using the modified retrospective method.  The Company will apply certain practical expedients, including the right to invoice, where the criteria have been met.  The Company has concluded that there will not be a material change to its revenue recognition under the new standard.  The Company will capitalize incremental costs of obtaining revenue generating contracts, such as sales commissions paid in connection with multi-year service contracts, which will be amortized over the economic life of the contract.  We are in the process of finalizing the measurement of the cumulative effect of adopting the new guidance, which will primarily be related to capitalizing commission costs, for recognition in our first quarter 2018 Form 10-Q filing.

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

2017 10-K Annual Report	Stericycle, Inc. • 70

Part II

adoption.  Additionally, the Company is continuing to monitor industry activities and any additional guidance provided by or changed by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

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

Compensation – Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting.  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period.  Early adoption is permitted.  The Company does not expect the adoption to have a material impact on our financial statements.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12").  ASU 2017-12 amends the hedge accounting recognition and presentation requirements with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions.  In addition, ASU 2017-12 makes improvements to simplify the application of the hedge accounting guidance.  ASU 2017-12 is effective for us on January 1, 2019, with early adoption permitted.  The Company does not expect the adoption to materially impact our financial statements.

NOTE 2 – ACQUISITIONS

Acquisitions

During the years ended December 31, 2017, 2016, and 2015, the Company completed 30, 31, and 43 acquisitions, respectively.  The acquisitions were all considered to be business combinations under the current guidance.

2017 10-K Annual Report	Stericycle, Inc. • 71

Part II

The following table summarizes the locations, services, and type of acquisitions:

2017 Acquisitions		Service			Type
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication Services	Acquisitions of Selected Assets and Liabilities	Acquisitions of Stock
United States	21	2	18	1	21	-
Canada	1	-	1	-	-	1
France	1	-	1	-	1	-
Netherlands	2	1	1	-	2	-
Portugal	1	1	-	-	-	1
Republic of Korea	2	2	-	-	2	-
Spain	2	1	1	-	1	1
Total	30	7	22	1	27	3
2016 Acquisitions		Service			Type
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication Services	Acquisitions of Selected Assets and Liabilities	Acquisitions of Stock
United States	21	5	15	1	19	2
Australia	3	-	3	-	3	-
Republic of Korea	1	1	-	-	1	-
Romania	2	2	-	-	2	-
Spain	3	2	1	-	2	1
United Kingdom	1	1	-	-	1	-
Total	31	11	19	1	28	3

2015 Acquisitions		Service			Type
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication Services	Acquisitions of Selected Assets and Liabilities	Acquisitions of Stock
United States	19	13	4	2	16	3
Brazil	2	2	-	-	-	2
Canada	2	-	1	1	-	2
Ireland	1	1	-	-	-	1
Mexico	3	3	-	-	1	2
Netherlands	2	2	-	-	1	1
Republic of Korea	6	6	-	-	6	-
Romania	4	4	-	-	3	1
Spain	4	4	-	-	4	-
Total	43	35	5	3	31	12

The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the years ended December 31, 2017, 2016, and 2015, respectively:

In millions
	2017	2016	2015
Cash	$52.9	$55.4	$2,420.7
Promissory notes	25.3	40.9	64.1
Deferred consideration	1.1	4.1	3.2
Contingent consideration	0.1	1.0	10.1
Total purchase price	$79.4	$101.4	$2,498.1

2017 10-K Annual Report	Stericycle, Inc. • 72

Part II

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting.  These acquisitions resulted in the recognition of goodwill in our financial statements, reflecting the premium paid to acquire businesses that we believe are complementary to our existing operations and fit our growth strategy.  During the year ended December 31, 2017, we recognized an increase in goodwill of $46.5 million related to current year acquisitions, excluding the effect of foreign currency translation.  Approximately $44.5 million of the goodwill recognized during the year ended December 31, 2017 will be deductible for income taxes.

During the year ended December 31, 2017, we recognized an increase in estimated fair value of acquired customer relationships from current year acquisitions of $28.2 million, excluding the effect of foreign currency translation, with amortizable lives of 10 to 30 years.

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

The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations for the years ended December 31, 2017, 2016, and 2015:

In millions
	2017	2016	2015
Fixed assets	$3.9	$13.1	$196.2
Intangibles	28.2	35.5	1,016.8
Goodwill	46.5	52.8	1,450.9
Net other assets and liabilities	1.1	2.2	59.5
Net deferred tax liabilities	(0.3)	(2.2)	(225.3)
Total purchase price allocation	$79.4	$101.4	$2,498.1

The results of operations of these acquired businesses have been included on the Consolidated Statements of Income from the date of the acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.

As of December 31, 2017, purchase accounting has been completed for all of our 2016 acquisitions.  The following table summarizes the adjustments to the consideration transferred for prior year acquisitions during 2017:

In millions
Adjustments to Prior Year Acquisitions
Cash	$(0.4)
Promissory notes	(0.4)
Contingent consideration	(9.6)
Total purchase price	$(10.4)

2017 10-K Annual Report	Stericycle, Inc. • 73

Part II

The following table summarizes various adjustments to our prior year acquisitions during 2017:

In millions
Adjustments to Prior Year Acquisitions
Fixed assets	$(6.0)
Intangibles	7.9
Goodwill	(7.4)
Net other assets and liabilities	(1.5)
Net deferred tax liabilities	(3.4)
Total purchase price allocation	$(10.4)

NOTE 3 – RESTRUCTURING, DIVESTITURES, AND ASSETS HELD FOR SALE

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.  As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multiyear Business Transformation with the objective to improve long-term operational and financial performance.  The Business Transformation is based on a strategic vision to build a best-in-class enterprise performance management (“EPM”) operating model to enable the Company to operate more efficiently, provide an enhanced experience to customers, better capitalize on future growth opportunities and establish greater controls and oversight to drive more consistent results.  Additionally, a key component to the Business Transformation is the implementation of an enterprise resource planning (“ERP”) system which will leverage standard processes throughout the organization to accelerate decision making, expedite acquisition integration, remediate compliance and control issues, and enable real-time analytics.

Key initiatives of the Business Transformation include:

•	Portfolio Rationalization: Executing on a comprehensive review of the Company’s global service lines to identify and pursue the divestiture of non-strategic assets.
•	Operational Optimization: Standardizing route planning logistics, modernizing field operations, and driving network efficiency across facilities.
•	Organizational Excellence and Efficiency: Redesigning the Company’s organizational structure to optimize resources and align around a global shared business services model.
•	Commercial Excellence: Aligning our sales and service organizations around the customer, standardizing our customer relationship management process, and expanding customer self-service options.
•	Strategic Sourcing: Reducing spend through global procure-to-pay processes and leveraging organizational scale.

For the year ended December 31, 2017, we incurred restructuring charges of $13.9 million related to employee termination benefits of $11.5 million and non-cash long-lived assets impairment charges of $2.4 million.  These costs were incurred across all our segments.

As of December 31, 2017, the remaining liability for unpaid employee termination costs was $2.2 million related to Business Transformation which is expected to be paid within the current year.  All other employee termination payments were complete by December 31, 2017. While the Company believes the

2017 10-K Annual Report	Stericycle, Inc. • 74

Part II

recorded restructuring liability is adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.  There could be additional initiatives in the future to further streamline our operations.  As such, the Company expects further expenses related to workforce reductions and other facility rationalization costs when those restructuring plans are finalized and related expenses are estimable.

Divestitures

In the fourth quarter of 2017, we sold certain assets and liabilities in South Africa for $7.3 million, resulting in a non-taxable gain of $3.0 million, which is included in SG&A on the Consolidated Statements of Income.

In the second quarter of 2017, we sold certain assets in the U.K. for $1.2 million, resulting in a pretax loss of $5.7 million ($4.6 million, net of tax), which is included in SG&A on the Consolidated Statements of Income.

In the fourth quarter of 2016, we sold certain assets in the U.K. for $0.8 million, resulting in a pretax loss of $1.6 million ($1.3 million, net of tax), which is included in SG&A on the Consolidated Statements of Income.

There were no divestitures in 2015.

All divestiture activity in 2017 and 2016 was recorded within the International RCS segment.

Assets and Liabilities Held for Sale

As of December 31, 2017, certain of our international operations met the criteria to be classified as held for sale.  We recorded a $6.8 million non-cash impairment charge in SG&A on the Consolidated Statements of Income related to changes in the fair value of assets held for sale in the U.K.  The assets and liabilities of the disposal groups are presented in assets held for sale and liabilities held for sale on the Consolidated Balance Sheet.

As of December 31, 2016, certain of our international operations met the criteria to be classified as held for sale.  We recorded a $25.5 million impairment charge in SG&A on the Consolidated Statements of Income to adjust the carrying value of the asset group to their fair value less estimated costs to sell.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheet at December 31:

In millions
	2017	2016
Total current assets	$7.7	$3.1
Fixed assets	8.5	4.9
Goodwill	1.6	0.1
Intangibles	2.6	0.7
Other assets	0.4	0.3
Assets held for sale	$20.8	$9.1

Total current liabilities	$4.7	$2.6
Deferred income taxes	0.4	0.3
Liabilities held for sale	$5.1	$2.9

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

2017 10-K Annual Report	Stericycle, Inc. • 75

Part II

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and 2016 consisted of the following:

In millions
	2017	2016
Land and improvements	$66.2	$66.3
Building and improvements	227.6	197.6
Machinery and equipment	348.2	314.3
Vehicles	173.3	173.2
Containers	261.3	226.7
Office equipment and furniture	146.3	146.8
Software and Enterprise Resource Planning system	40.8	38.9
Construction in progress	80.5	55.3
Total property, plant and equipment	1,344.2	1,219.1
Less: accumulated depreciation	(603.2)	(495.2)
Property, plant and equipment, net	$741.0	$723.9

During 2017 and 2015, we impaired $7.3 million and $3.9 million, respectively, of property, plant and equipment due to rationalizing certain of our operations, primarily in the International RCS segment.  There were no property, plant and equipment impairments in 2016.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, by reportable segment and for the “Other” category, were as follows:

In millions
	Domestic and Canada RCS	International RCS	Other	Total
Balance as of January 1, 2016	$2,842.7	$632.5	$283.0	$3,758.2
Goodwill acquired during year	41.5	8.4	2.9	52.8
Purchase accounting adjustments	(77.2)	(78.9)	(5.1)	(161.2)
Write-offs related to disposition and assets held for sale	-	(7.5)	-	(7.5)
Changes due to foreign currency fluctuations	4.8	(56.1)	-	(51.3)
Balance as of December 31, 2016	2,811.8	498.4	280.8	3,591.0
Goodwill acquired during year	36.9	4.9	4.7	46.5
Purchase accounting adjustments	(10.1)	1.2	1.5	(7.4)
Impairments during the year	-	(65.0)	-	(65.0)
Write-offs related to disposition and assets held for sale	-	(7.1)	-	(7.1)
Changes due to foreign currency fluctuations	11.6	34.4	-	46.0
Balance as of December 31, 2017	$2,850.2	$466.8	$287.0	$3,604.0

In our Form 10-Q for the quarter ended September 30, 2017, we disclosed that we were in the process of completing the valuation of our reporting units with the assistance of our external valuation specialist.  At that time, we were evaluating the impact of the prolonged declining market trends in Latin America and continued softness in the Company’s Manufacturing and Industrial regional hazardous waste business.  We have experienced cost pressures in Latin America due to the strength of local competition resulting in an increasing inability to pass along inflationary price increases to our customers.  In addition, the cost savings initiatives that were anticipated in 2017 have taken longer than expected to implement and are

2017 10-K Annual Report	Stericycle, Inc. • 76

Part II

extending into 2018.  In the fourth quarter 2017, we finalized our long rang plan (LRP) to reflect these challenging conditions in Latin America partially offset by incorporating the impact Business Transformation will have on our prospective results.

As a result, we recorded a $65.0 million non-cash goodwill impairment charge related to the Company’s Latin America reporting unit which is reflected as part of SG&A in the Consolidated Statements of Income.  The impairment charge recognized was the amount by which the carrying value of the Latin America reporting unit exceeded its fair value.  The result of the factors described above on our LRP was an overall decline in the forecasted financial information included in our income approach valuation model.  The fair value of the reporting unit is classified as a Level 3 measurement within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates.

Current period adjustments to goodwill for certain prior year acquisitions are primarily due to the finalization of intangible asset valuations among other opening balance sheet adjustments.

Other Intangible Assets:

At December 31, 2017 and 2016, the values of other intangible assets were as follows:

In millions
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,613.4	$381.4	$1,232.0	$1,553.4	$261.3	$1,292.1
Covenants not-to-compete	7.9	5.9	2.0	9.5	6.4	3.1
Tradenames	6.0	1.8	4.2	5.7	1.4	4.3
Other	17.0	3.4	13.6	19.1	2.5	16.6
Indefinite lived intangibles:
Operating permits	222.3	-	222.3	229.4	-	229.4
Tradenames	317.4	-	317.4	316.5	-	316.5
Total	$2,184.0	$392.5	$1,791.5	$2,133.6	$271.6	$1,862.0

2017 10-K Annual Report	Stericycle, Inc. • 77

Part II

The changes in the carrying amount of intangible assets since January 1, 2016 were as follows:

In millions
Total
Balance as of January 1, 2016	$1,842.6
Intangible assets acquired during the year	35.5
Valuation adjustments for prior year acquisitions	169.0
Write-offs due to disposition and amounts reclassified to assets held for sale	(16.0)
Impairments during the year	(1.4)
Amortization during the year	(129.3)
Changes due to foreign currency fluctuations	(38.4)
Balance as of December 31, 2016	1,862.0
Intangible assets acquired during the year	28.2
Valuation adjustments for prior year acquisitions	7.9
Reclassification to assets held for sale	(2.6)
Impairments during the year	(21.0)
Amortization during the year	(118.4)
Changes due to foreign currency fluctuations	35.4
Balance as of December 31, 2017	$1,791.5

Our indefinite-lived intangible assets include permits and certain tradenames.  We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore these are not amortized. We perform our annual impairment test as of October 1.

During 2017, 2016, and 2015, we impaired $21.0 million, $1.4 million, and $4.2 million, respectively. Intangibles impaired in 2017 included $14.0 million of operating permits, $5.8 million of tradenames, and $1.2 million of customer relationships due to rationalizing certain operations across all segments.

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives ranging from 5 to 30 years, based upon the type of customer, and a weighted average remaining useful life of 11.9 years.  We have covenants not-to-compete with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 2.6 years.  Our tradenames have useful lives ranging from 4 to 40 years and a weighted average remaining useful life of 15.5 years.  Other intangibles mainly consist of landfill air rights with a weighted average remaining useful life of 16.7 years.

We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to the remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2017, the Company performed its annual assessment of the useful life of its finite-lived intangibles and concluded its domestic medical waste customer relationship intangibles should be revised from 40 years to 30 years due to the change in mix of small and large quantity customer relationships.  The change in life is a change in estimate to be accounted for prospectively with an estimated increase to amortization expense of approximately $7.0 million annually.

During the years ended December 31, 2017, 2016 and 2015, the aggregate intangible asset amortization expense was $118.4 million, $129.3 million, and $45.5 million, respectively.

2017 10-K Annual Report	Stericycle, Inc. • 78

Part II

The estimated amortization expense for each of the next five years (based upon foreign exchange rates at December 31, 2017) is as follows for the years ended December 31:

In millions
2018	$126.8
2019	126.6
2020	125.8
2021	125.4
2022	125.3

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities at December 31, 2017 and 2016 consisted of the following items:

In millions
	2017	2016
Accrued compensation	$52.0	$64.6
Accrued self-insurance	77.9	53.6
Accrued taxes	41.2	18.3
Accrued interest	13.6	14.1
Accrued small quantity customer class action legal settlement (see Note 18 – Legal Proceedings)	295.0	-
Accrued professional services liabilities	34.3	10.1
Accrued disposal and landfill liabilities	13.2	13.0
Accrued liabilities - other	60.9	54.8
Total accrued liabilities	$588.1	$228.5

NOTE 7 – DEBT

Long-term debt consisted of the following at December 31:

In millions
	2017	2016
Obligations under capital leases	$9.4	$11.1
$1.2 billion senior credit facility weighted average rate 2.55%, due in 2022	471.7	407.1
$1.0 billion term loan weighted average rate 2.83%, due in 2022	950.0	1,000.0
$175 million private placement notes 3.89%, due in 2017	-	175.0
$125 million private placement notes 2.68%, due in 2019	125.0	125.0
$225 million private placement notes 4.47%, due in 2020	225.0	225.0
$150 million private placement notes 2.89%, due in 2021	150.0	150.0
$125 million private placement notes 3.26%, due in 2022	125.0	125.0
$200 million private placement notes 2.72%, due in 2022	200.0	200.0
$100 million private placement notes 2.79%, due in 2023	100.0	100.0
$150 million private placement notes 3.18%, due in 2023	150.0	150.0
Promissory notes and deferred consideration weighted average rate of 1.49% and weighted average maturity of 2.9 years	155.9	191.7
Foreign bank debt weighted average rate 6.11% and weighted average maturity of 1.7 years	85.2	99.4
Total debt	2,747.2	2,959.3
Less: current portion of total debt	119.5	72.8
Less: unamortized debt issuance costs	12.4	9.2
Long-term portion of total debt	$2,615.3	$2,877.3

2017 10-K Annual Report	Stericycle, Inc. • 79

Part II

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At December 31, 2017, we were in compliance with all of our financial debt covenants.  Our senior credit facility, term loan, and private placement notes rank pari passu to each other and all other unsecured debt obligations.

At December 31, 2017 and 2016, we had $130.8 million and $138.0 million, respectively, committed to outstanding letters of credit under our senior credit facility.  The unused portion of the revolving credit facility was $597.5 million and $654.9 million at December 31, 2017 and 2016, respectively.

The Company entered into a Credit Agreement (the “Credit Agreement”) dated as of November 17, 2017 that amended, restated and consolidated the Company’s existing revolver agreement dated as of June 4, 2014 and the Company’s existing term loan credit agreement dated as of August 15, 2015.  The Credit Agreement provided for a term loan facility of $950.0 million and a revolving credit facility of $1.2 billion.  The proceeds from this Credit Agreement were used on the closing date to refinance the loans and other credit extensions made under the existing revolver and term loan credit facilities.  The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” and accounted for the refinance as a modification.

The obligations under the Credit Agreement are unsecured.  The Credit Agreement contains a financial covenant to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 at the end of any fiscal quarter, which may be increased to 4.00 to 1.00 for up to 2 consecutive quarters in any fiscal quarter ending on or before September 30, 2018, at the Company’s option, if following the settlement payment with respect to the pending small quantity customer class action lawsuit (see Note 18 – Legal Proceedings), and if the Consolidated Leverage Ratio, on a pro forma basis, is greater than 3.50 to 1.00.  The Credit Agreement matures on November 17, 2022.

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2017 are as follows:

In millions
2018	$117.0
2019	269.9
2020	318.7
2021	211.8
2022	1,563.0
Thereafter	257.4
$2,737.8

During the years ended December 31, 2017, 2016 and 2015, we paid interest of $85.8 million, $88.8 million, and $68.0 million, respectively.

2017 10-K Annual Report	Stericycle, Inc. • 80

Part II

Property under capital leases included within property, plant and equipment on the Consolidated Balance Sheets is as follows at December 31:

In millions
	2017	2016
Land	$0.2	$0.1
Buildings	0.9	0.8
Machinery and equipment	6.7	6.6
Vehicles	9.4	9.9
Less: accumulated depreciation	(6.0)	(5.5)
	$11.2	$11.9

Amortization related to these capital leases is included within depreciation expense.

Minimum future lease payments under capital leases are as follows:

In millions
2018	$3.0
2019	3.4
2020	1.9
2021	1.9
2022	0.1
Thereafter	0.3
Total minimum lease payments	10.6
Less: amounts representing interest	(1.2)
Present value of net minimum lease payments	9.4
Less: current portion included in current portion of long-term debt	(2.5)
Long-term obligations under capital leases	$6.9

NOTE 8 – INCOME TAXES

The U.S. and International components of income before income taxes consisted of the following for the years ended December 31, 2017, 2016 and 2015:

In millions
	2017	2016	2015
United States	$(9.6)	$381.1	$378.8
Foreign	(98.3)	(53.0)	32.1
Total income before income taxes	$(107.9)	$328.1	$410.9

2017 10-K Annual Report	Stericycle, Inc. • 81

Part II

Significant components of our income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows:

In millions
	2017	2016	2015
Current
United States - federal	$107.0	$102.0	$105.9
United States - state and local	10.0	11.6	15.6
Foreign	7.1	10.6	16.5
	124.1	124.2	138.0
Deferred
United States - federal	(256.1)	19.1	23.8
United States - state and local	(9.8)	(2.5)	2.5
Foreign	(9.1)	(20.6)	(21.4)
	(275.0)	(4.0)	4.9
Total (benefit) provision	$(150.9)	$120.2	$142.9

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	3.9%	1.5%	3.1%
Foreign tax rates	(2.7)%	2.1%	(0.4)%
Permanent - other items	(2.1)%	0.8%	0.4%
Permanent - goodwill impairment	(12.0)%	-	-
U.S. Tax Reform Act	120.3%	-	-
Valuation allowance	(4.6)%	2.1%	-
Stock-based compensation	(0.6)%	(1.8)%	-
Other	2.7%	(3.1)%	(3.3)%
Effective tax rate	139.9%	36.6%	34.8%

Cash payments for income taxes were $128.9 million, $111.5 million, and $125.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Our deferred tax liabilities and assets at December 31, 2017 and 2016 were as follows:

In millions
	2017	2016
Deferred tax liabilities:
Property, plant and equipment	$(56.4)	$(78.5)
Goodwill and intangibles	(490.0)	(690.4)
Other	(17.2)	(7.9)
Total deferred tax liabilities	(563.6)	(776.8)
Deferred tax assets:
Accrued liabilities	141.2	93.7
Net operating tax loss carry-forwards	38.3	38.3
Other	38.6	17.9
Less: valuation allowance	(16.1)	(15.4)
Total deferred tax assets	202.0	134.5
Net deferred tax liabilities	$(361.6)	$(642.3)

2017 10-K Annual Report	Stericycle, Inc. • 82

Part II

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  The Tax Act results in a related change in assertion on expected foreign withholding taxes.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") in December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  That guidance specifies that, for income tax effects of the Tax Act that can be reasonably estimated but for which the accounting and measurement analysis is not yet complete, entities should report provisional amounts in the reporting period that includes the enactment date and those provisional amounts can be adjusted for a measurement period not to exceed one year from the enactment date.  Additionally, for income tax effects of the Tax Act that cannot be reasonably estimated, entities should report provisional amounts for those income tax effects in the first reporting period in which a reasonable estimate can be determined, not to exceed one year from the enactment date.

In accordance with SAB 118 and our understanding of the Tax Act and guidance available as of the date of this filing, the Company has calculated its best estimate of the impact of the Tax Act on its year end 2017 income tax benefit/provision and as a result has recorded an income tax (benefit) of ($129.8) million in the fourth quarter of 2017, the period in which the legislation was enacted.  The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the related expected foreign withholding taxes on such earnings are reflected in the table below.  The provisional estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, clarification of the definition of cash and cash equivalents and state tax conformity to federal tax changes.

The net tax (benefit) of recognized related to the Tax Act is as follows:

In millions
Remeasurment of net deferred tax liabilities due to enacted rate reduction	$167.7
Section 965 transition tax on foreign earnings	(24.3)
Foreign withholding taxes on such earnings	(13.6)
Net tax benefit from the Tax Act	$129.8

The Section 965 transition tax is based on a deemed repatriation of foreign earnings and profits of $149.2 million at December 31, 2017.

As a result of the Tax Act, the Company has re-evaluated its assertion related to the indefinite reinvestment of unremitted foreign earnings and recorded a provisional deferred tax liability in the amount of $13.6 million for expected withholding taxes related to remittances between certain foreign subsidiaries.  Although the Company has recorded this deferred tax liability, the Company is still evaluating how the Tax Act will affect the Company’s accounting position related to the indefinite reinvestment of unremitted foreign earnings.  During the measurement period, the Company may reflect adjustments to this provisional amount upon obtaining, preparing, and analyzing the necessary information to complete the accounting under ASC 740 – Income Taxes.  Any subsequent adjustment to

2017 10-K Annual Report	Stericycle, Inc. • 83

Part II

these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The Tax Act also establishes global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations.  The Company is in the process of evaluating the impact of prospective taxes on GILTI and has not yet determined whether its accounting policy will be to recognize deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal or to recognize taxes on GILTI as an expense in the period incurred.  While the Company is still evaluating its prospective accounting policy for taxes on GILTI, the provisional estimates of the tax effects of the Tax Act were reported on the basis that the taxes on GILTI will be recognized in tax expense in the year it is incurred as a period expense.

At December 31, 2017, net operating loss carry-forwards for U.S. federal and state income tax purposes have been fully utilized, excluding net operating loss carry-forwards related to our acquisitions on which certain limitations are placed at December 31, 2017.  The net operating loss carry-forwards from foreign and domestic acquisitions are approximately $118.2 million and certain of these net operating loss carry-forwards begin to expire in 2018.  The tax benefit of these net operating losses is approximately $38.3 million at December 31, 2017, on which a valuation allowance of $8.6 million was recorded offsetting such tax benefit.  At December 31, 2017, the Company has recorded a valuation allowance of $7.5 million against tax deductible goodwill.

We file income tax returns in the United States, in various states and in certain foreign jurisdictions.

With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2012.  The U.S. Internal Revenue Service is currently conducting an audit of our 2014 corporate income tax return and no significant adjustments are anticipated.

The Company has recorded liabilities to cover certain uncertain tax positions.  Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions.  During the course of examinations by various taxing authorities, proposed adjustments may be asserted.  The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary.  The estimated amount of the liability associated with the Company’s uncertain tax positions that may significantly increase or decrease within the next twelve months cannot be reasonably estimated.

The total amount of unrecognized tax benefit at December 31, 2017 is $27.4 million.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is approximately $22.2 million.  We recognized interest and penalties related to income tax reserves in the amount of $0.3 million, $1.3 million, and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, as a component of income tax expense.

2017 10-K Annual Report	Stericycle, Inc. • 84

Part II

The following table summarizes the aggregate changes in unrecognized tax benefits during the years ended December 31, 2017 and 2016:

In millions
Unrecognized tax positions as of January 1, 2016	$24.9
Gross increases - tax positions in prior periods	0.8
Gross increases - current period tax positions	2.9
Settlement	(0.2)
Lapse of statute of limitations	(1.7)
Unrecognized tax positions as of December 31, 2016	26.7
Gross increases - tax positions in prior periods	0.7
Gross increases - current period tax positions	5.1
Settlement	(0.5)
Lapse of statute of limitations	(4.6)
Unrecognized tax positions as of December 31, 2017	$27.4

The table above includes amounts that relate to uncertain tax positions from acquired companies.  Purchase agreements to acquire the stock of a target generally provide that the seller is liable for and has indemnified Stericycle against all income tax liabilities for periods prior to the acquisition.  Stericycle will be responsible for unrecognized tax benefits and related interest and penalties for periods after the acquisition.
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

2017 10-K Annual Report	Stericycle, Inc. • 85

Part II

The following table summarizes the basis used to measure financial assets and liabilities that are carried at fair value on a recurring basis on the Consolidated Balance Sheets:

In millions
		Fair Value Measurements Using
	Total as of December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.4	$-	$0.4	$-
Total assets	$0.4	$-	$0.4	$-
Liabilities:
Contingent consideration	$12.4	$-	$-	$12.4
Total liabilities	$12.4	$-	$-	$12.4

In millions
		Fair Value Measurements Using
	Total as of December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.8	$-	$0.8	$-
Total assets	$0.8	$-	$0.8	$-
Liabilities:
Contingent consideration	$24.1	$-	$-	$24.1
Total liabilities	$24.1	$-	$-	$24.1

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

We recorded a $0.4 million asset related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets at December 31, 2017.  The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $12.4 million as of December 31, 2017, of which $4.6 million was classified as current liabilities.  Contingent consideration liabilities were $24.1 million at December 31, 2016, of which $8.1 million was classified as current liabilities.  Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur.  These events are usually targets for revenues, earnings, or other milestones related to the business acquired.  We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.  The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance.  If the financial performance measures were all fully met, our maximum liability would be $15.7 million at December 31, 2017.  Contingent consideration liabilities are reassessed each reporting period and are reflected on the Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

2017 10-K Annual Report	Stericycle, Inc. • 86

Part II

Changes to contingent consideration are reflected in the table below:

In millions
Contingent consideration as of January 1, 2016	$25.4
Increase due to current year acquisitions	1.0
Decrease due to payments	(3.0)
Changes due to foreign currency fluctuations	2.8
Change in fair value reflected in Selling, general, and administrative expenses	(2.1)
Contingent consideration as of December 31, 2016	24.1
Increase due to current year acquisitions	0.1
Purchase accounting adjustments	(9.6)
Decrease due to payments	(1.5)
Change in fair value reflected in Selling, general, and administrative expenses	(0.4)
Other	(0.3)
Contingent consideration as of December 31, 2017	$12.4

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions or the remeasurement of assets resulting in impairment charges.  See Note 2 – Acquisitions, Divestitures, and Assets Held For Sale and Note 3 – Restructuring, Divestitures, and Assets Held for Sale, for further discussion on the fair value of assets and liabilities associated with Acquisitions and Assets Held for Sale.

Fair Value of Debt: At December 31, 2017, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.74 billion compared to a carrying amount of $2.75 billion.  At December 31, 2016, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.97 billion compared to a carrying amount of $2.96 billion.  The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, accounts payable and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value, using Level 3 inputs.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

At December 31, 2017 and 2016, the total environmental remediation liabilities recorded were $30.8 million and $30.9 million of which $5.7 million and $2.4 million, respectively, were presented in Accrued liabilities on the Consolidated Balance Sheets, respectively.  We project payments over approximately 30 years.

2017 10-K Annual Report	Stericycle, Inc. • 87

Part II

For the year ended December 31, 2017, we recorded an environmental liability of $2.0 million related to a portion of a hazardous waste facility in Mexico.  We continue to assess the level of remediation, as well as other potentially responsible parties, and will adjust our estimate in the future as appropriate.

Operating Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements, which expire at various dates with the latest maturity in 2043.  The leases for most of the properties contain renewal provisions.

During the years ended December 31, 2017, 2016 and 2015, rent expense was $186.2 million, $181.6 million, and $139.0 million, respectively, included within COR and SG&A on the Consolidated Statements of Income.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2017 for each of the next five years and in the aggregate are as follows:

In millions
2018	$145.9
2019	118.2
2020	95.0
2021	70.7
2022	44.4
Thereafter	86.9
$561.1

Asset Retirement Obligations

We have asset retirement obligations that we are required to perform under law or contract once an asset is permanently taken out of service.  Most of these obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.

At December 31, 2017 and 2016, the total asset retirement obligation liabilities recorded were $18.2 million and $10.1 million, respectively, and were included in noncurrent liabilities within Other liabilities.

Unconditional Purchase Commitments

The Company has entered into non-cancelable arrangements with third-parties, primarily related to information technology products and services.  As of December 31, 2017, future payments under these contractual obligations, not recognized on the Consolidated Balance Sheets, were as follows:

In millions
2018	$37.1
2019	16.8
2020	15.3
2021	1.3
2022	0.6
Thereafter	-
$71.1

2017 10-K Annual Report	Stericycle, Inc. • 88

Part II

NOTE 11 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PROGRAMS

Defined Contribution Plans:

We have a 401(k) defined contribution retirement savings plan (the “Plan”) covering substantially all domestic employees.  Each participant may elect to defer a portion of his or her compensation subject to certain limitations.  The Company may contribute up to 50% of compensation contributed to the Plan by each employee up to a maximum of $3,000 per annum.  During the years ended December 31, 2017, 2016 and 2015, our contributions were $8.9 million, $5.9 million, and $4.8 million, respectively.  Employees associated with the 2015 Shred-it acquisition were allowed to continue to participate in the former Shred-it 401(k) defined contribution retirement savings plan.  During the years ended December 31, 2016 and 2015, our contributions were $3.4 million and $0.9 million, respectively.  The Shred-it plan was officially closed and all employees converted over to the Plan effective January 1, 2017.

The Company also has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations.  During the years ended December 31, 2017, 2016 and 2015, total contributions made by the Company for these plans were approximately $3.4 million, $2.6 million, and $2.1 million, respectively.

Multiemployer Defined Benefit Pension Plans:

We participate in two trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. The risks of participating in these Multiemployer Pension Plans are different from single-employer plans in that (i) assets contributed to the Multiemployer Pension Plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our Multiemployer Pension Plans or if any event should significantly reduce or eliminate our need to participate (such as employee layoffs or closure of a location), we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan.  Based upon the most recent information available, one of the plans we participate in is in “critical” status due to an accumulated funding deficiency and has adopted a rehabilitation plan to address the funding deficiency position.

The following table outlines our participation in Multiemployer Pension Plans:

			Pension Protection Act Zone Status (1), (3)			Company Contributions (4) (in millions)
	Plan Employer ID Number	Plan #	2017	2016	FIP/RP Status (2)	2017	2016	Expiration Date of Collective Bargaining Agreement
Pension Plan Private Sanitation Union, Local 813 IBT	13-1975659	1	Red/ Critical	Red/ Critical	Implemented	$0.6	$0.5	11/30/2019
Nurses And Local 813 IBT Retirement Plan	13-3628926	1	Green	Red	N/A	$-	$-	various dates
(1)

Zone status is defined by the Department of Labor and Pension Protection Act of 2006 and represents the level at which the plan is funded.  Plans in the red zone are less than 65% funded plans in the green zone are at least 80% funded. Status is based on information received from pension plans and is certified by the pension plans actuary.

2017 10-K Annual Report	Stericycle, Inc. • 89

Part II

(2)

The "FIP/RP Status" column indicates plans for which a Funding Improvement Plan ("FIP”) or a Rehabilitation Plan ("RP") has been implemented or is pending.  The most recent Pension Protection Act zone status available in 2017 and 2016 is for the plans’ year-end December 31, 2016 and 2015, respectively.

(3)

A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates.  Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met.  Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

(4)

The Company was listed in the Form 5500 for the Pension Plan Private Sanitation Union Local 813 IBT as individually significant for contributing more than 5% of total contributions to the plan during the plan years ended December 31, 2016 and 2015.  At the date these financial statements were issued, Forms 5500 were not available for the plans for the year 2017.

NOTE 12 – STOCK BASED COMPENSATION

At December 31, 2017, we had the following incentive stock plans:

•	the 2017 Incentive Stock Plan, which our stockholders approved in May 2017;
•	the 2014 Incentive Stock Plan, which our stockholders approved in May 2014;
•	the 2011 Incentive Stock Plan, which our stockholders approved in May 2011;
•	the 2008 Incentive Stock Plan, which our stockholders approved in May 2008;
•	the 2005 Incentive Stock Plan, which our stockholders approved in April 2005;
•	the 2000 Non-statutory Stock Option plan, which expired on February 2010;
•	the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001 (as amended and restated in May 2017), and
•	The Canadian Employee Stock Purchase Plan (“Canada ESPP”), which our stockholders approved in May 2016.

At December 31, 2017, we have reserved a total of 9,295,973 shares for issuance under our Incentive Stock plans.

In terms of the stock options authorized, the 2017 Plan, 2014 Plan, 2011 Plan, 2008 Plan, and the 2005 Plan provide for the grant of non-statutory stock options ("NSOs"), incentive stock options ("ISOs"), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) intended to qualify under section 422 of the Internal Revenue Code; and the 2000 Plan provides for the grant of NSOs.  Our Plans authorize awards to our officers, employees and consultants, and to our directors.

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

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the Employee Stock Purchase Plan ("ESPP"), which our stockholders approved in May 2001, and was made effective as of July 1, 2001.  The ESPP authorizes

2017 10-K Annual Report	Stericycle, Inc. • 90

Part II

1,299,999 shares of our common stock, which substantially most employees may purchase through payroll deductions at a price equal to 85% of the fair market values of the stock as of the end of the six-month offering period.  An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period.  During 2017, 2016 and 2015, 111,528 shares, 89,100 shares, and 68,039 shares, respectively, were issued through the ESPP.  In May 2017, our shareholders approved an ‘Amended and Restated ESPP Plan’ which authorizes the issuance of an additional 300,000 shares.  At December 31, 2017, we had 390,835 shares available for issuance under the ESPP plan.

In March 2016, our Board of Directors approved the Canadian Employee Stock Purchase Plan (“Canada ESPP”), which our stockholders approved in May 2016.  The Canada ESPP authorizes 100,000 shares of our common stock which substantially most Canadian employees may purchase through payroll deductions, at a price equal to 95% of the fair market values of the stock at the end of the six-month offering period.  An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period.  During 2017 and 2016, 1,766 shares and 756 shares, respectively, were issued through the Canada ESPP.  At December 31, 2017, we had 97,478 shares available for issuance under the Canada ESPP plan.

Stock Based Compensation Expense:

During 2017, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding.

The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs, and the ESPP included on the Consolidated Statements of Income:

In millions
	Years Ended December 31,
	2017	2016	2015
Selling, general and administrative - stock option plan	$14.7	$17.4	$18.6
Selling, general and administrative - RSUs	5.2	0.9	1.5
Selling, general and administrative - PSUs	0.2	-	-
Selling, general and administrative - ESPP	1.2	2.2	1.6
Total pre-tax expense	$21.3	$20.5	$21.7

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.  Stock option activity for the year ended December 31, 2017 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding at beginning of year	5,468,732	$96.90
Granted	456,424	82.89
Exercised	(217,922)	51.54
Forfeited	(188,879)	111.78
Canceled or expired	(124,938)	101.94
Outstanding as of December 31, 2017	5,393,417	$96.91
Exercisable as of December 31, 2017	3,472,994	$90.55

At December 31, 2017, there was $28.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.64 years.

2017 10-K Annual Report	Stericycle, Inc. • 91

Part II

The following table sets forth the intrinsic value of options exercised for the years ended December 31:

In millions
	2017	2016	2015
Total exercise intrinsic value of options exercised	$4.8	$26.0	$62.6

The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The following table sets forth the information related to outstanding and exercisable options for the years ended December 31:

	2017	2016	2015
Weighted average remaining contractual life of outstanding options (in years)	4.56	5.25	5.70
Total aggregate intrinsic value of outstanding options (in millions)	$12.8	$25.1	$162.4
Weighted average remaining contractual life of exercisable options (in years)	3.87	4.40	4.70
Total aggregate intrinsic value of exercisable options (in millions)	$12.8	$25.1	$130.6

The Company uses historical data to estimate expected life and volatility.  The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Years Ended December 31,
	2017	2016	2015
Stock options granted (shares)	456,424	1,100,492	1,056,490
Weighted average fair value at grant date	$19.46	$20.16	$22.90
Assumptions:
Expected term (in years)	4.82	4.77	4.79
Expected volatility	22.68%	18.28%	16.71%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.90%	1.21%	1.47%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period.  RSUs vest at the end of three or five years.  Our 2017 Plan includes a share reserve for RSUs granted at a 1-1 ratio while our 2008, 2011, and 2014 Plans reserve at a 2-1 ratio. No RSUs were granted under the 2005 Plan.

The following table sets forth the information related to RSUs for the years ended December 31:

	2017	2016	2015
Total aggregate intrinsic value of outstanding units (in millions)	$18.2	$8.8	$8.4
Per share weighted average fair value of units granted	$82.93	$106.01	$114.27

2017 10-K Annual Report	Stericycle, Inc. • 92

Part II

A summary of the status of our non-vested RSUs and changes during the year ended December 31, 2017, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	114,838	$104.22
Granted	210,829	82.93
Vested and Released	(37,225)	93.86
Forfeited	(21,145)	93.19
Non-vested as of December 31, 2017	267,297	$89.74

At December 31, 2017, there was $17.7 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.55 years.  The fair value of units that vested during the year ended December 31, 2017 was $2.9 million.  There were no units that vested during the years ended December 31, 2016 and 2015.

Performance-Based Restricted Stock Units:

Our executive officers were granted PSUs in 2017.  PSUs vest, or not, in three equal annual installments based on the achievement of pre-determined annual earnings per share performance goals as approved by the Compensation Committee.  Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date.  The maximum number of common shares issuable upon vesting of these PSUs under the first installment was 11,149 shares.  Weighted average fair value at grant date was $82.85 per share with the total fair value of $0.9 million.  For the year ended December 31, 2017, 25% of the performance goal was met which will result in 2,787 shares to vest in February 2018.

NOTE 13 – PREFERRED STOCK

At December 31, 2017, we had 1,000,000 authorized shares of preferred stock and 673,380 shares issued and outstanding of mandatory convertible preferred stock.  At December 31, 2016, we had 1,000,000 authorized shares of preferred stock and 726,500 shares issued and outstanding.

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

2017 10-K Annual Report	Stericycle, Inc. • 93

Part II

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

We declared and paid dividends of $36.3 million, $39.4 million, and $10.1 million to the preferred stock shareholders during 2017, 2016, and 2015, respectively.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the year ended December 31, 2017:

In millions, except share and per share data
	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
January 1 - January 31, 2017	100,000	$6.6	$65.51
February 1 - February 28 , 2017	40,694	2.7	65.57
March 1 - March 31 , 2017	5,006	0.3	70.00
April 1 - April 30 , 2017	75,500	5.5	73.00
May 1 - May 31 , 2017	65,000	4.7	72.44
June 1 - June 30 , 2017	35,000	2.3	67.00
July 1 - July 31 , 2017	-	-	-
August 1 - August 31 , 2017	120,000	7.3	60.65
September 1 - September 30 , 2017	25,000	1.4	56.75
October 1 - October 31 , 2017	-	-	-
November 1 - November 30 , 2017	65,000	3.4	51.88
December 1 - December 31, 2017	-	-	-
Total	531,200	$34.2	$64.39

For the years 2017 and 2016, repurchases of our mandatory convertible preferred stock resulted in a $17.3 million and $11.3 million, respectively, increase in retained earnings, because we redeemed the preferred stock at a discount.  The 531,200 depository shares are equivalent to 53,120 units of preferred stock.

NOTE 14 – EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, PSUs and the assumed conversion of mandatory convertible preferred stock.  The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.  For the issue of the mandatory convertible preferred stock, we use the "if-converted method."  Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back as an adjustment to the numerator.  The mandatory convertible preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting

2017 10-K Annual Report	Stericycle, Inc. • 94

Part II

common shares are included in the denominator.  In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.  The numerator is also adjusted for any premium or discount arising from redemption of the preferred stock.

The following table sets forth the computation of basic and diluted earnings per share:

In millions, except per share data
	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to Stericycle, Inc.	$42.4	$206.3	$267.0
Mandatory convertible preferred stock dividend	36.3	39.4	10.1
Gain on repurchase of preferred stock	(17.3)	(11.3)	-
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$23.4	$178.2	$256.9
Denominator:
Denominator for basic earnings per share - weighted average shares	85.3	84.9	84.9
Effect of dilutive securities:
Stock-based compensation awards	0.3	0.7	1.3
Mandatory convertible preferred stock (1)	-	-	-
Denominator for diluted earnings per share - adjusted weighted average shares and after assumed exercises	85.6	85.6	86.2
Earnings per share – Basic	$0.27	$2.10	$3.02
Earnings per share – Diluted	$0.27	$2.08	$2.98
(1)

2017, 2016 and 2015, the weighted average common shares (in thousands) issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 5,104, 5,528, and 1,648, respectively, were excluded from the computation of diluted earnings per share as such conversion would have been anti-dilutive.

In 2017, 2016 and 2015, options to purchase shares (in thousands) of 4,724, 3,411, and 818, respectively, at exercise prices of $62.50-$141.56, $83.49-$141.56, and $117.09-$141.56 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In 2017 and 2016, RSUs (in thousands) of 218 and 48, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

During 2017, the Company had outstanding PSUs that were eligible to vest into a maximum of 11 thousand shares of common stock subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period.  These outstanding PSUs have been excluded from the earnings per share calculation for 2017 as the performance conditions were not satisfied as of the end of the respective periods.

2017 10-K Annual Report	Stericycle, Inc. • 95

Part II

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the changes in the components of accumulated other comprehensive loss for 2017, 2016 and 2015:

In millions
	Currency Translation (Loss) Income Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Beginning balance as of January 1, 2015	$(135.2)	$(3.2)	$(138.4)
Period change	(140.8)	(3.4)	(144.2)
Ending balance as of December 31, 2015	$(276.0)	$(6.6)	$(282.6)
Period change	(86.3)	1.3	(85.0)
Ending balance as of December 31, 2016	$(362.3)	$(5.3)	$(367.6)
Period change	79.3	1.3	80.6
Ending balance as of December 31, 2017	$(283.0)	$(4.0)	$(287.0)

During the years ended December 31, 2017, 2016 and 2015, the net tax impact of the unrealized (losses) gains on cash flow hedges in accumulated other comprehensive income was $(0.7) million, $(0.8) million, and $2.2 million, respectively.

NOTE 16 – SEGMENT REPORTING

Our three reportable segments are:

•	Domestic and Canada RCS
•	International RCS
•	All Other (which includes Domestic CRS, Corporate and shared services)

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

Our All Other segment includes Domestic Communication and Related Services operations which consists of services including inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits, as well as expenses related to Corporate support, shared services functions, and stock-based compensation.

2017 10-K Annual Report	Stericycle, Inc. • 96

Part II

The following tables show financial information for the Company's reportable segments:

In millions
	Years Ended December 31,
	2017	2016	2015
Revenues
Domestic and Canada RCS	$2,551.9	$2,508.8	$1,999.2
International RCS	707.6	751.7	716.8
All other	321.2	301.8	269.9
Total	$3,580.7	$3,562.3	$2,985.9
Gross Profit
Domestic and Canada RCS	$1,091.7	$1,121.3	$908.8
International RCS	218.9	228.5	230.3
All other	151.9	137.1	115.7
Total	$1,462.5	$1,486.9	$1,254.8
Amortization
Domestic and Canada RCS	$87.6	$95.7	$22.7
International RCS	22.7	25.7	14.9
All other	8.1	7.9	7.9
Total	$118.4	$129.3	$45.5
Adjusted EBITA
Domestic and Canada RCS	$729.2	$688.2	$631.4
International RCS	62.8	58.0	89.1
All other	(111.1)	(18.6)	(13.0)
Total	$680.9	$727.6	$707.5
Total Assets
Domestic and Canada RCS	$4,995.0	$5,094.1	$4,913.5
International RCS	1,333.1	1,357.1	1,636.4
All other	660.2	528.9	515.3
Total	$6,988.3	$6,980.1	$7,065.2

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITA) to income from operations:

In millions
	Years Ended December 31,
	2017	2016	2015
Domestic and Canada RCS Adjusted EBITA	$729.2	$688.2	$631.4
International RCS Adjusted EBITA	62.8	58.0	89.1
Subtotal reportable segments	792.0	746.2	720.5
All other Adjusted EBITA	(111.1)	(18.6)	(13.0)
Business Transformation	(31.3)	-	-
Intangible Amortization	(118.4)	(129.3)	(45.5)
Acquisition and Integration	(40.7)	(60.9)	(79.9)
Operational Optimization	(71.1)	(59.1)	(34.8)
Divestitures	(9.5)	(27.1)	-
Litigation, Settlements and Regulatory Compliance	(327.7)	(7.2)	(59.7)
Impairment	(65.0)	(1.4)	-
Other	(24.8)	(8.8)	-
Income from operations	$(7.6)	$433.8	$487.6

2017 10-K Annual Report	Stericycle, Inc. • 97

Part II

NOTE 17 – GEOGRAPHIC AREA AND SERVICES INFORMATION

The following table presents consolidated revenues and long-lived assets by geographic region:

In millions
	Years Ended December 31,
	2017	2016	2015
Revenues
United States	$2,716.9	$2,657.4	$2,165.0
International:
Europe	436.2	486.0	441.2
Other international countries	427.6	418.9	379.7
Total international	863.8	904.9	820.9
Total	$3,580.7	$3,562.3	$2,985.9
Long-Lived Assets
United States	$520.8	$499.1	$434.2
International:
Europe	89.8	89.0	95.8
Other international countries	130.4	135.8	135.6
Total international	220.2	224.8	231.4
Total	$741.0	$723.9	$665.6

The following table presents consolidated revenues by service:

In millions
	Years Ended December 31,
	2017	2016	2015
Regulated Waste and Compliance Services	$2,023.6	$2,063.0	$2,064.9
Secure Information Destruction Services	823.4	747.5	178.1
Communication and Related Services	382.6	370.4	334.1
Manufacturing and Industrial Services	351.1	381.4	408.8
Revenues	$3,580.7	$3,562.3	$2,985.9

NOTE 18 – LEGAL PROCEEDINGS

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

2017 10-K Annual Report	Stericycle, Inc. • 98

Part II

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

2017 10-K Annual Report	Stericycle, Inc. • 99

Part II

In view of the Proposed MDL Settlement, we recorded a pre-tax accrual of $295.0 million in accrued liabilities on the Consolidated Balance Sheet as of December 31, 2017 and a pre-tax charge of $295.0 million in SG&A on the Consolidated Statements of Income for the year ended December 31, 2017.

On October 17, 2017, the Company executed a definitive written settlement agreement (the “Settlement”), which incorporates the terms of the agreement in principle announced in August 2017. The Settlement incorporates the terms of the Proposed MDL Settlement, described above, and proposes a global resolution of all cases and claims against the Company in the MDL Action; including the allegation that price increases implemented by the Company allegedly violated the contracts between the Company and its customers as well as various state consumer protection statutes. Under the terms of the Settlement, the Company is admitting no fault or wrongdoing whatsoever, and it is entering into the Settlement in order to avoid the cost and uncertainty of litigation. The Settlement, upon final approval by the Court following a fairness hearing, will fully and finally resolve all claims against the Company alleged in the MDL Action.

On October 17, 2017, plaintiffs in the MDL Action filed Plaintiffs’ Unopposed Motion for Preliminary Approval of Class Settlement and Approval of Notice Plan. Following a hearing on October 26, 2017, the Court granted preliminary approval of the Settlement and set certain deadlines, including for notification of the class of the terms of the Settlement and the submission of opt-outs or objections to the Settlement, which deadlines have now passed.  On January 12, 2018, the MDL Action was reassigned to the Honorable Robert W. Gettleman.  On February 12, 2018, Plaintiffs filed a Motion for Final Approval of Class Settlement with the Court.  A fairness hearing on the Settlement is currently anticipated to be held in March 2018.

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

2017 10-K Annual Report	Stericycle, Inc. • 100

Part II

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

On March 1, 2017, another purported stockholder filed a putative derivative action complaint containing substantially similar allegations in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant. The Company notes, among other things that, in addition to failing to make the required demand on the board of directors, both of these filings are in violation of the Company’s Bylaws, which require any such actions to be brought in a court in Delaware.

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

We have not accrued any amounts in respect of these lawsuits, and we cannot estimate the reasonably possible loss or the range of reasonably possible losses that we may incur. We are unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in our judgment; the factual and legal allegations asserted by plaintiffs are sufficiently unique that we are unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

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

2017 10-K Annual Report	Stericycle, Inc. • 101

Part II

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

The parties are currently conducting discovery. The deadline for completion of fact discovery is May 15, 2018.

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

2017 10-K Annual Report	Stericycle, Inc. • 102

Part II

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

North Salt Lake, Utah. The United States Attorney’s Office for the District of Utah (the “USAO”) and the Criminal Investigation Division of the U.S. Environmental Protection Agency (the “EPA”) are conducting an investigation of the same facts underlying the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”) that resulted in our December 2014 settlement with the DAQ that we have previously disclosed. The USAO and EPA investigated whether the matters forming the basis of the NOV constitute criminal or civil violations of the Clean Air Act and other federal statutes. In February 2018, the USAO advised us that it would not pursue criminal penalties in the matter.

We intend to continue cooperating with the EPA and DOJ to resolve the matter civilly.

The Company has accrued its estimate of the probable loss for this matter in accrued liabilities which is not material.

Rancho Cordova, California. The California Department of Toxic Substances Control (“DTSC”) has alleged violations of California’s Hazardous Waste Control Law for our hazardous waste facility in Rancho Cordova, California for the years 2011 through 2017. DTSC has referred the matter to the California Attorney General’s office. On March 3, 2016, we entered into a tolling agreement with the Attorney General’s office, which was subsequently extended through October 30, 2017. Under the tolling agreement as extended, the period from February 29, 2016 through October 30, 2017 will be excluded from any calculation of time for the purpose of determining the statute of limitations concerning any charges that we violated the Hazardous Waste Control Law. The tolling agreement does not constitute an admission of guilt or wrongdoing on our part and cannot be construed as a waiver of any other rights or defenses that we may have in any resulting action or proceeding.

2017 10-K Annual Report	Stericycle, Inc. • 103

Part II

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

Tabasco, Mexico. The National Agency for Industrial Security and the Protection of the Environment for the Hydrocarbon Sector in Mexico (“ASEA”) has conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of our subsidiaries in Dos Bocas, Tabasco, Mexico. ASEA has claimed that the contaminated soil treatment process described in the treatment permit had not been followed properly and has issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated. Our subsidiary has engaged a firm of environmental technicians to assess the contamination described in the ASEA order and to conduct a broader environmental assessment of the facility. The preliminary estimate of the remediation costs necessary to address the ASEA order was $2.0 million. Our review and assessment of the overall facility is ongoing. In November 2017, ASEA issued an order revoking the prior order imposing a fine and requiring that ASEA reassess the evidence and arguments presented.  At this time we are unable to reasonably estimate the future cost of any remedial obligations at the facility beyond the preliminary estimate.

We have recorded a pre-tax charge of $2.0 million for this matter in accrued liabilities on our Consolidated Balance Sheet as of December 31, 2017.

NOTE 19 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2017 and 2016:

In millions, except per share data
	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017	Year 2017
Revenues	$892.4	$917.7	$882.8	$887.8	$3,580.7
Gross profit	368.7	381.8	368.0	344.0	1,462.5
Business Transformation	-	-	(4.2)	(27.1)	(31.3)
Intangible Amortization	(29.1)	(29.5)	(29.9)	(29.9)	(118.4)
Acquisitions and Integration	(11.5)	(11.2)	(10.8)	(7.2)	(40.7)
Operational Optimization	(10.9)	(25.5)	(16.0)	(18.7)	(71.1)
Divestitures	-	(3.6)	(9.1)	3.2	(9.5)
Litigation, Settlements and Regulatory Compliance	(1.9)	(301.7)	(1.4)	(22.7)	(327.7)
Impairment	-	-	-	(65.0)	(65.0)
Other	(2.5)	(3.9)	(10.9)	(7.5)	(24.8)
Net income attributable to Stericycle, Inc.	58.2	(144.0)	39.0	89.2	42.4
Capital Allocation (Preferred stock dividend)	(9.4)	(9.2)	(8.9)	(8.8)	(36.3)
Net income attributable to Stericycle, Inc. common shareholders	53.4	(148.8)	35.5	83.3	23.4
* Basic earnings per common share	$0.63	$(1.74)	$0.42	$0.98	$0.27
* Diluted earnings per common share	$0.62	$(1.74)	$0.41	$0.97	$0.27

2017 10-K Annual Report	Stericycle, Inc. • 104

Part II

In millions, except per share data
	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016	Year 2016
Revenues	$874.2	$891.6	$890.1	$906.4	$3,562.3
Gross profit	366.6	377.6	376.0	366.7	1,486.9
Intangible Amortization	(18.3)	(50.9)	(33.1)	(27.0)	(129.3)
Acquisitions and Integration	(11.3)	(18.5)	(16.2)	(14.9)	(60.9)
Operational Optimization	(8.5)	(20.4)	(16.4)	(13.8)	(59.1)
Divestitures	-	-	-	(27.1)	(27.1)
Litigation, Settlements and Regulatory Compliance	(1.3)	(2.7)	(1.4)	(1.8)	(7.2)
Impairment	-	-	-	(1.4)	(1.4)
Other	-	-	-	(8.8)	(8.8)
Net income attributable to Stericycle, Inc.	76.8	46.0	64.8	18.7	206.3
Capital Allocation (Preferred stock dividend)	(10.1)	(10.0)	(9.7)	(9.6)	(39.4)
Net income attributable to Stericycle, Inc. common shareholders	66.7	37.3	61.5	12.7	178.2
* Basic earnings per common share	$0.79	$0.44	$0.72	$0.15	$2.10
* Diluted earnings per common share	$0.78	$0.43	$0.72	$0.15	$2.08
*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

2017 10-K Annual Report	Stericycle, Inc. • 105

Part II

STERICYCLE, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

In millions
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2015	$19.1	$13.7	$3.0	$(13.5)	$22.3
2016	$22.3	$41.8	$2.7	$(17.2)	$49.6
2017	$49.6	$32.3	$2.7	$(19.4)	$65.2

(1)	Amounts consist primarily of currency translation adjustments.

In millions
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2015	$0.1	$-	$17.5	$17.6
2016	$17.6	$6.9	$(9.1)	$15.4
2017	$15.4	$4.5	$(3.8)	$16.1

(2)

2017 amount consists primarily of release of valuation allowance on net operating losses that ceased upon merger.  2016 and 2015 amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.

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

2017 10-K Annual Report	Stericycle, Inc. • 106

Part II

(b) Management’s Report on Internal Control Over Financial Reporting.

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

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the criteria established by Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

As of December 31, 2016, we had identified material weaknesses that were pervasive across our internal control processes. While the Company made progress in a number of areas, material weaknesses continue to exist as of December 31, 2017.

As of December 31, 2017, Stericycle management has identified material weaknesses in the control environment and control activity components of the COSO framework that continue to be pervasive across our internal control processes.  Specifically, the material weaknesses relate to not fully designing, implementing and monitoring financial reporting controls that sufficiently mitigate the identified risks of material misstatement to the financial statements and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls.

Planned Remediation of Material Weaknesses

Stericycle has invested considerable time and resources towards redesigning our internal controls over financial reporting.  The progress we have made can be summarized as follows:

•	We engaged consultants to help review and make recommendation with respect to the redesign of our internal controls over financial reporting;
•

We added additional resources and enhanced existing positions in accounting, finance, tax, and information technology to support the redesigned controls including hiring a Chief Accounting Officer and a new General Counsel;

•	We engaged subject matter experts to perform an assessment and develop a strategic information technology infrastructure and architecture roadmap;
•	We developed a framework to identify risks of material misstatement to our financial statements and made progress towards designing appropriate controls to mitigate those risks;
•

We issued significant and critical accounting policies later in 2017 to assist our finance organization with accounting for transactions appropriately and on a timely basis along with compliance expectations;

2017 10-K Annual Report	Stericycle, Inc. • 107

Part II

•	We expanded the training of our employees to reinforce the importance of a strong control environment;
•	We have developed and enhanced a number of standardized processes to enforce individual accountability for performance and compliance across the Company;
•	We established a technical accounting group within the Controllership function with responsibility to ensure that the accounting for complex or non-routine transactions is appropriate;
•

We implemented a tool to facilitate centralized monitoring. The tool is a central repository for policies, quarterly checklists to confirm adherence with policies, account reconciliations and month end close checklists and dash boarding;

•

We instituted monthly legal entity and management reporting reviews of financial statements to evaluate results, observe adherence to policies and agree on necessary actions to be taken before considering the period closed; and

•

We enhanced our Disclosure Committee processes and reviews by adding experienced and knowledgeable members to the committee, implementing disclosure surveys to capture input from appropriate areas and levels throughout the organization and evolving and expanding existing processes.

While we have put forth significant effort in our remediation activities as described above, additional actions are required to fully remediate the material weaknesses.  In addition, while certain of the above activities have already improved our internal controls over financial reporting, many of these improvements have not operated for a sufficient period of time to be able to conclude on effectiveness.  We remain committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our internal control over financial reporting as we work to further streamline disparate information technology systems and enhance our control environment. We believe the investment in our technology enabled business transformation is indicative of our commitment to enhance our people, processes and systems and strengthen our internal control over financial reporting.

Below we have described the remedial actions we are taking to address the identified material weaknesses and enhance our overall control environment.

Control Environment

•

We are developing, enhancing, and implementing the remaining necessary standardized policies in the other areas of accounting and general information technology to communicate and reinforce individual accountability for performance of internal control responsibilities across the Company;

•	We are continuing to create new roles and hire additional accounting and information technology personnel with appropriate backgrounds and skill sets;
•

We are training our employees on our recently issued significant and critical accounting policies to assist our finance organization with accounting for transactions appropriately and on a timely basis;

•

The training of our employees to reinforce the importance of a strong control environment and clearly communicate expectations will be ongoing, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures; and

•	We are continuing to review, analyze, and properly document our processes related to internal controls over financial reporting.

2017 10-K Annual Report	Stericycle, Inc. • 108

Part II

Control Activities

•

We are developing an internal control framework for our general information technology controls which will ensure we are appropriately identifying and assessing changes that could significantly impact the system of internal control;

•

We are designing and implementing effective review and approval controls over the accurate recording, presentation, and disclosure of revenue and related costs as well as complex and non-routine transactions;

•

We are designing and implementing effective review and approval controls over account reconciliations, journal entries, and management estimates across our remaining internal control processes. These controls will address the accuracy and completeness of the data used in the performance of the respective control;

•	We have established a policy over the segregation of incompatible duties within our IT systems and are working to implement such policy across the Company to advance required remediation efforts;
•	We are implementing standardized policies to address the completeness and accuracy of data used in the performance of controls and information technology controls across the Company; and
•	We are working to standardize and simplify the Company’s disparate information systems.

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

Conclusion

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2017, our internal control over financial reporting was ineffective. The "Report of Independent Registered Public Accounting Firm" relating to internal control over financial reporting as of December 31, 2017, is included below.

(c) Changes in internal controls.

As described above in the “Management’s Report on Internal Control over Financial Reporting” section, we have undertaken strategic remediation actions to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended December 31, 2017 but have not materially affected our internal control over financial reporting.

2017 10-K Annual Report	Stericycle, Inc. • 109

Part II

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Stericycle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Stericycle, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.  Management has identified material weaknesses related to: not fully designing, implementing and monitoring financial reporting controls that sufficiently mitigate the identified risks of material misstatement to the financial statements and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls.  These material weaknesses in the control environment and control activity components of the COSO framework as of December 31, 2017, are pervasive across the Company’s internal control processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a).  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated February 23, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting including in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of

2017 10-K Annual Report	Stericycle, Inc. • 110

Part II

internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 23, 2018

Item 9B. Other Information

None.

2017 10-K Annual Report	Stericycle, Inc. • 111

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on May 23, 2018, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on May 23, 2018, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies to all of our employees.  The code of business conduct is available on our website, www.stericycle.com, under "About Us/Our Culture."  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our code of conduct by posting such information on our website.

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on May 23, 2018, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on May 23, 2018, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 23, 2018, to be filed pursuant to Regulation 14A.

Equity Compensation Plans

The following table summarizes information as of December 31, 2017 relating to our equity compensation plans pursuant to which stock option grants, restricted stock units (“RSUs”) or other rights to acquire shares of our common stock may be made or issued:

2017 10-K Annual Report	Stericycle, Inc. • 112

PART III

Equity Compensation Plan Information

In millions, except per share data
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5.6	$97.55	3.7

(1)	These plans consist of our 2014 Incentive Compensation Plan, 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, and the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption "Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on May 23, 2018, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on May 23, 2018, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2017.

2017 10-K Annual Report	Stericycle, Inc. • 113

PART IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedule and Exhibits

We have filed the following financial statements and financial statement schedule as part of this report:

2017 10-K Annual Report	Stericycle, Inc. • 114

PART IV

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown on the consolidated financial statements or notes thereto.

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
10.1*

Credit Agreement, dated as of November 17, 2017, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, other lenders party to the credit agreement, JP Morgan Chase Bank, N.A., and HSBC Securities (USA) Inc., as syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corporation, and Wells Fargo Bank, National Association as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Inc., HSBC Securities (USA) Inc., and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 20, 2017)

2017 10-K Annual Report	Stericycle, Inc. • 115

PART IV

10.2*

Note Purchase Agreement dated as of August 18, 2010 entered into by us, as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 27, 2010)

10.3*

First Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of August 18, 2010, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, AllState Life Insurance Company, AllState Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, AXA Equitable Life Insurance Company, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, CSAA Insurance Exchange and Country Life Insurance Company (incorporated by reference to Exhibit 2.4 to our current report on Form 8-K filed August 19, 2015)

10.4*

Second Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of August 18, 2010, as amended, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, AllState Life Insurance Company, AllState Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, AXA Equitable Life Insurance Company, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, CSAA Insurance Exchange and Country Life Insurance Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 2, 2017)

2017 10-K Annual Report	Stericycle, Inc. • 116

PART IV

10.5*

Note Purchase Agreement dated as of October 22, 2012 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, ING USA Annuity and Life Insurance Company, ING Life Insurance and Annuity Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Principal Life Insurance Company, Penn Mutual Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Aviva Life and Annuity Company, Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, MONY Life Insurance Company, RiverSource Life Insurance Company (944), RiverSource Life Insurance Co. of New York (904), Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Bureau Life Insurance Company, Woodmen of the World Life Insurance Society, Americo Financial Life & Annuity Insurance Company, American United Life Insurance Company, Ameritas Life Insurance Corp. of New York, Acacia Life Insurance Company, The Union Central Life Insurance Company, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Indemnity Company, Inc, ProAssurance Casualty Company, and State of Wisconsin Investment Board, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 26, 2012)

10.6*

First Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of October 22, 2012, entered into by Stericycle, Inc. and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, Penn Mutual Life Insurance Company, Principal Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Athene Annuity and Life Company (f/k/a Aviva Life and Annuity Company), Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Life Insurance Company, Woodmen of the World Life Insurance Society, American United Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to Acacia Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to The Union Central Life Insurance Company, Ameritas Life Insurance Corp. of New York, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Casualty Company, ProAssurance Indemnity Company, Inc. and State of Wisconsin Investment Board (incorporated by reference to Exhibit 2.3 to our current report on Form 8-K filed August 19, 2015)

2017 10-K Annual Report	Stericycle, Inc. • 117

PART IV

10.7*

Second Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of October 22, 2012, as amended, entered into by Stericycle, Inc. and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, Penn Mutual Life Insurance Company, Principal Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Athene Annuity and Life Company (f/k/a Aviva Life and Annuity Company), Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Life Insurance Company, Woodmen of the World Life Insurance Society, American United Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to Acacia Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to The Union Central Life Insurance Company, Ameritas Life Insurance Corp. of New York, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Casualty Company, ProAssurance Indemnity Company, Inc. and State of Wisconsin Investment Board (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed August 2, 2017)

10.8*

Note Purchase Agreement dated as of April 30, 2015 entered into by Stericycle, Inc., as issuer and seller, and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, the Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 4, 2015)

10.9*

Second Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of April 30, 2015, entered into by Stericycle, Inc. and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, The Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed August 19, 2015)

2017 10-K Annual Report	Stericycle, Inc. • 118

PART IV

10.10*

Third Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of April 30, 2015, as amended, entered into by Stericycle, Inc. and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, The Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed August 2, 2017)

10.11*

Note Purchase Agreement dated as of October 1, 2015, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, General American Life Insurance Company, MetLife Insurance Company USA, Erie Family Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), The Bank of New York Mellon, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Nationwide Life Insurance Company, Thrivent Financial for Lutherans, Principal Life Insurance Company, State of Wisconsin Investment Board, Auto-Owners Insurance Company, Auto-Owners Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Life Insurance Corp., Ameritas Life Insurance Corp. of New York, PHL Variable Insurance Company, Woodmen of the World Life Insurance Society, Horizon Blue Cross Blue Shield of New Jersey and Southern Farm Bureau Life Insurance Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed. October 7, 2015)

10.12*

First Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of October 1, 2015, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, General American Life Insurance Company, MetLife Insurance Company USA, Erie Family Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account,  New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), The Bank of New York Mellon, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Nationwide Life Insurance Company, Thrivent Financial for Lutherans, Principal Life Insurance Company, State of Wisconsin Investment Board, Auto-Owners Insurance Company, Auto-Owners Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Life Insurance Corp., Ameritas Life Insurance Corp. of New York, PHL Variable Insurance Company, Woodmen of the World Life Insurance Society, Horizon Blue Cross Blue Shield of New Jersey and Southern Farm Bureau Life Insurance Company (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed August 2, 2017)

10.13*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.14*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.15*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.16*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.17*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.18*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.19*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.20*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)

2017 10-K Annual Report	Stericycle, Inc. • 119

PART IV

10.21*†	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.22*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.23*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.24*†	Stericycle, Inc. 2017 Long-Term Incentive Plan ("2017 Plan") (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.25†	Form of agreement for stock option grant under 2005, 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.26*†	Form of agreement for restricted stock unit award under 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.27*†	Form of agreement for performance-based restricted stock unit award under 2011 and 2014 Plans (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for 2016)
10.28†	Bonus conversion program (2018 plan year)	x
10.29†	Amended and Restated Employee Stock Purchase Plan effective May 24, 2017 (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.30*†	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.31*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.32†	Form of Director Restricted Stock Unit Award under 2017 Plan	x
10.33*†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for 2016)
10.34*†	Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 30, 2016)
10.35*†	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
14*	Code of ethics (incorporated by reference to Exhibit 14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
99.1	Settlement Agreement dated October 17, 2017 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed October 18, 2017)
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

Item 16. Form 10-K Summary

None.

2017 10-K Annual Report	Stericycle, Inc. • 120

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2018

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer

STERICYCLE, INC.
(Registrant)
By: /s/ Richard J. Hoffman
Richard Hoffman
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 23, 2018

Name	Title	Date

/s/ CHARLES A. ALUTTO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018
Charles A. Alutto

/s/ DANIEL V. GINNETTI	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Daniel V. Ginnetti

/s/ RICHARD J. HOFFMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018
Richard J. Hoffman

/s/ MARK C. MILLER	Chairman of the Board of Directors	February 23, 2018
Mark C. Miller

/s/ JACK W. SCHULER	Lead Director of the Board of Directors	February 23, 2018
Jack W. Schuler

/s/ BRIAN P. ANDERSON	Director	February 23, 2018
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	February 23, 2018
Lynn D. Bleil

/s/ THOMAS D. BROWN	Director	February 23, 2018
Thomas D. Brown

2017 10-K Annual Report	Stericycle, Inc. • 121

SIGNATURES

/s/ THOMAS F. CHEN	Director	February 23, 2018
Thomas F. Chen

/s/ ROBERT S. MURLEY	Director	February 23, 2018
Robert S. Murley

/s/ JOHN PATIENCE	Director	February 23, 2018
John Patience

/s/ MIKE S. ZAFIROVSKI	Director	February 23, 2018
Mike S. Zafirovski

2017 10-K Annual Report	Stericycle, Inc. • 122