Form 10-Q
period 2018-03-31
STERICYCLE INC
filed 2018-05-03
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On April 27, 2018, there were 85,576,526 shares of the Registrant’s Common Stock outstanding.

2018 Q1 10-Q Report	Stericycle, Inc. • 2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In millions, except per share data
	Three Months Ended March 31,
	2018	2017
Revenues	$895.0	$892.4
Cost of revenues	536.5	523.7
Gross profit	358.5	368.7
Selling, general and administrative expenses	304.4	254.2
Income from operations	54.1	114.5
Other income (expense):
Interest expense, net	(25.0)	(23.3)
Other expense, net	—	(1.5)
Income before income taxes	29.1	89.7
Income tax expense	(6.6)	(31.1)
Net income	22.5	58.6
Net income attributable to noncontrolling interests	—	(0.4)
Net income attributable to Stericycle, Inc.	22.5	58.2
Mandatory convertible preferred stock dividend	(8.8)	(9.4)
Gain on repurchase of preferred stock	7.3	4.6
Net income attributable to Stericycle, Inc. common shareholders	$21.0	$53.4
Earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.25	$0.63
Diluted	$0.25	$0.62
Weighted average number of common shares outstanding:
Basic	85.5	85.2
Diluted	85.8	85.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q1 10-Q Report	Stericycle, Inc. • 3

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions
	Three Months Ended March 31,
	2018	2017
Net income	$22.5	$58.6

Other comprehensive income:
Foreign currency translation adjustments	16.3	26.5
Amortization of cash flow hedge into income, net of tax expense ($0.1 and $0.2 for the three months ended March 31, 2018 and 2017, respectively)	0.1	0.3
Total other comprehensive income	16.4	26.8

Comprehensive income	38.9	85.4
Less: comprehensive income attributable to noncontrolling interests	0.1	0.7
Comprehensive income attributable to Stericycle, Inc. common shareholders	$38.8	$84.7

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q1 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$49.4	$42.2
Accounts receivable, less allowance for doubtful accounts of $67.9 in 2018 and $65.2 in 2017	633.5	624.1
Prepaid expenses	61.8	80.0
Other current assets	48.2	46.3
Assets held for sale	17.7	20.8
Total Current Assets	810.6	813.4
Property, plant and equipment, less accumulated depreciation of $635.2 in 2018 and $603.2 in 2017	748.9	741.0
Goodwill	3,625.2	3,604.0
Intangible assets, less accumulated amortization of $424.7 in 2018 and $392.5 in 2017	1,771.2	1,791.5
Other assets	59.8	38.4
Total Assets	$7,015.7	$6,988.3
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$121.9	$119.5
Bank overdrafts	12.6	7.0
Accounts payable	177.0	195.2
Accrued liabilities	624.6	588.1
Other current liabilities	58.7	54.5
Liabilities held for sale	5.1	5.1
Total Current Liabilities	999.9	969.4
Long-term debt, net	2,586.2	2,615.3
Deferred income taxes	357.4	371.1
Long-term taxes payable	59.5	55.8
Other liabilities	60.6	68.1
Total Liabilities	4,063.6	4,079.7

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, 0.7 issued and outstanding in 2018 and 2017	—	—
Common stock (par value $0.01 per share, 120.0 shares authorized, 85.6 issued and outstanding in 2018 and 85.5 issued and outstanding in 2017)	0.9	0.9
Additional paid-in capital	1,146.3	1,153.2
Retained earnings	2,063.5	2,029.5
Accumulated other comprehensive loss	(270.7)	(287.0)
Total Stericycle, Inc.’s Equity	2,940.0	2,896.6
Noncontrolling interests	12.1	12.0
Total Equity	2,952.1	2,908.6
Total Liabilities and Equity	$7,015.7	$6,988.3

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q1 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$22.5	$58.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.8	29.1
Intangible amortization	31.9	29.1
Stock-based compensation expense	7.1	6.0
Deferred income taxes	(18.3)	8.7
Asset impairment charges and loss on disposal of assets held for sale	9.8	0.4
Other, net	(0.3)	2.6
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(6.8)	25.5
Prepaid expenses	13.6	(12.6)
Accounts payable	(19.4)	(10.0)
Accrued liabilities	31.9	21.9
Other assets and liabilities	7.6	9.0
Net cash provided by operating activities	110.4	168.3
INVESTING ACTIVITIES:
Capital expenditures	(28.5)	(33.1)
Payments for acquisitions, net of cash acquired	(15.9)	(16.9)
Other, net	0.3	0.2
Net cash used in investing activities	(44.1)	(49.8)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(12.2)	(12.8)
Proceeds from foreign bank debt	1.9	0.3
Repayment of foreign bank debt	(2.8)	(2.9)
Repayment of term loan	(11.9)	(30.0)
Proceeds from senior credit facility	303.1	383.9
Repayment of senior credit facility	(332.1)	(446.2)
Proceeds from bank overdrafts, net	5.5	7.0
Payments of capital lease obligations	(1.6)	(0.9)
Proceeds from issuance of common stock, net of shares withheld for taxes	3.7	3.5
Payments for repurchase of mandatory convertible preferred stock	(7.4)	(9.6)
Dividends paid on mandatory convertible preferred stock	(8.8)	(9.4)
Net cash used in financing activities	(62.6)	(117.1)
Effect of exchange rate changes on cash and cash equivalents	3.5	1.4
Net change in cash and cash equivalents	7.2	2.8
Cash and cash equivalents at beginning of period	42.2	44.2
Cash and cash equivalents at end of period	$49.4	$47.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$11.2	$13.9
Capital expenditures in accounts payable	$5.0	$—
Interest paid during the period	$17.0	$21.2
Income taxes paid during the period, net of refunds	$2.6	$20.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q1 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	0.7	$-	85.2	$0.8	$1,166.5	$2,006.1	$(367.6)	$10.6	$2,816.4
Net income						42.4		0.6	43.0
Currency translation adjustment							79.3	1.2	80.5
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options and employee stock purchases, net of shares withheld for tax			0.3	0.1	17.2				17.3
Purchase and cancellation of convertible preferred stock	-	-			(51.5)	17.3			(34.2)
Preferred stock dividend						(36.3)			(36.3)
Stock compensation expense					21.3				21.3
Reduction to noncontrolling interests due to additional ownership					(0.3)			(0.4)	(0.7)
Balance as of December 31, 2017	0.7	-	85.5	0.9	1,153.2	2,029.5	(287.0)	12.0	2,908.6
Net income						22.5		-	22.5
Currency translation adjustment							16.2	0.1	16.3
Change in qualifying cash flow hedge, net of tax							0.1		0.1
Issuance of common stock for exercise of options and employee stock purchases, net of shares withheld for tax			0.1	-	0.7				0.7
Purchase and cancellation of convertible preferred stock	-	-			(14.7)	7.3			(7.4)
Preferred stock dividend						(8.8)			(8.8)
Stock compensation expense					7.1				7.1
Cumulative effect of new accounting standard (see Note 2)						13.0			13.0
Balance as of March 31, 2018	0.7	$-	85.6	$0.9	$1,146.3	$2,063.5	$(270.7)	$12.1	$2,952.1

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q1 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying Condensed Consolidated Financial Statements include the accounts of Stericycle, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company's Condensed Consolidated Financial Statements were prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control.  Outside shareholders' interests in subsidiaries are shown on the Consolidated Financial Statements as “Noncontrolling interests."

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made.  These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some areas where we make estimates include our allowance for doubtful accounts,

2018 Q1 10-Q Report	Stericycle, Inc. • 8

credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, intangible asset valuations, and goodwill impairment.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from our estimates.

The following information updates the description of significant accounting policies contained in Note 1 –  Basis of Presentation and Summary of Significant Accounting Policies in our Consolidated Financial Statements included in the Company’s 2017 Form 10-K.

Adoption of New Accounting Standards:

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method to all contracts that were not completed as of the date of adoption. The results of operations for reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605 Revenue Recognition, which is also referred to herein as “legacy U.S. GAAP” or historical guidance.

The impact of adopting ASC 606 relates to (i) the deferral of certain costs associated with obtaining contracts with customers, which were previously expensed as incurred, but under the new guidance are capitalized as Other current assets and Other assets and amortized to Selling, general and administrative expenses (“SG&A”) over the expected period of benefit to be received, (ii) the write off of deferred installation costs, which were capitalized, as Prepaid expenses under legacy U.S. GAAP but will be expensed as incurred under ASC 606 and (iii) an increase in Deferred income tax liabilities with respect to the tax impact associated with these items.  We recognized a net increase to Retained earnings of $13.0 million as of January 1, 2018 for the cumulative effect of adopting ASC 606. This was comprised of $23.3 million associated with the capitalization of contract acquisition costs offset by $4.9 million write off of deferred installation costs and $5.4 million to recognize Deferred income tax liabilities.

The impact to Income from operations from the adoption of ASC 606 was a decrease in SG&A of $3.6 million for the three months ended March 31, 2018.

Definition of a Business

Effective January 1, 2018, the Company adopted ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in ASU 2017-01 provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements.  The guidance in ASU 2017-01 was applied in evaluating the transactions discussed in Note 3 – Acquisitions, but did not otherwise impact the accompanying Condensed Consolidated Financial Statements.  Due to the number of acquisitions the Company completes in any year, there may be

2018 Q1 10-Q Report	Stericycle, Inc. • 9

instances where the acquisition will be determined to be an acquisition of assets instead of a business.  The Company believes this will be a minority of the acquisitions completed in any year and that there will not be a material impact to our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

On January 1, 2018, the Company adopted the guidance in ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”).  ASU 2016-16 requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party.  The Company’s adoption of ASU 2016-16 did not have an impact on the accompanying Condensed Consolidated Financial Statements.

Compensation – Stock Compensation

On January 1, 2018, the Company adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”).  ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The Company’s adoption of ASU 2017-09 did not have an impact on the accompanying Condensed Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  This guidance will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months.  ASU 2016-02 also requires certain quantitative and qualitative disclosures.  Accounting guidance for lessors is largely unchanged.  The guidance should be applied on a modified retrospective basis.  This ASU is effective for the Company beginning January 1, 2019.  During the second quarter of 2017, the Company engaged a third party service provider to assist us in our implementation of the new leases standard.  The Company is currently gathering, documenting and analyzing lease agreements related to this ASU and anticipates recognizing material right-of-use assets and related liabilities upon adoption.  We are also in the process of selecting and implementing a software package to manage and account for leases under the new guidance.  Additionally, the Company is continuing to monitor industry activities and any additional guidance provided by or changed by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends the hedge accounting recognition and presentation requirements with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions.  In addition, ASU 2017-12 makes improvements to simplify the application of the hedge accounting guidance.  ASU 2017-12 is effective for us on January 1, 2019, with early adoption permitted.

2018 Q1 10-Q Report	Stericycle, Inc. • 10

The Company does not expect the adoption to materially impact our Condensed Consolidated Financial Statements.

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments.  ASU 2016-13 replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates.  The amended guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019.  We are evaluating the impact on our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these good or services.  Revenue is recognized net of revenue-based taxes assessed by governmental authorities.

The Company provides regulated and compliance services, which include the collection and processing of regulated and specialized waste for disposal, the collection of personal and confidential information for secure destruction, and recall and returns (“Expert Solutions”), and communication services. The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.

The Company recognizes revenue by applying the right to invoice practical expedient as our right to consideration corresponds directly to the value provided to the customer for performance to date, Revenues for our Medical Waste Solutions and Secure Information Destruction Services are recognized upon waste collection. Our Compliance Solution revenues are recognized over the contractual service period. Revenues from Hazardous Waste Solutions and Manufacturing and Industrial Services are recognized at the time the waste is received by a facility with an appropriate permit, either our processing facility or a third party. Revenues from Communication Services and Expert Solutions are recorded as the services are performed.

Our customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g. weekly, monthly or on an as needed basis over the contract term.  Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate or fees based on contractual rates depending upon measures including the volume, weight and type of waste, number and size of bins collected, weight and type of shredded paper and number of call minutes.

Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g. monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

2018 Q1 10-Q Report	Stericycle, Inc. • 11

Disaggregation of Revenues

The following table presents our revenues disaggregated by service and primary geographical regions, and includes a reconciliation of disaggregated revenue to revenue reported by our reportable segments, Domestic and Canada Regulated Waste and Compliance Services (“RCS”) and International RCS:

In millions
	Three Months Ended March 31, 2018
Reportable Segment	Domestic and Canada RCS		International RCS		Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$292.8	$9.8	$65.3	$52.0	$-	$419.9
Hazardous Waste Solutions	77.5	-	-	-	-	77.5
Manufacturing and Industrial Services	58.8	5.5	8.7	12.8	-	85.8
Secure Information Destruction Services	170.3	16.2	30.4	3.0	-	219.9
Communication Services	-	4.5	5.3	-	39.7	49.5
Expert Solutions	-	3.1	2.8	-	36.5	42.4
Total	$599.4	$39.1	$112.5	$67.8	$76.2	$895.0

Accounts Receivable

Accounts receivable are recorded when billed or when goods or services are provided.  The carrying value of our receivables is presented net of an allowance for doubtful accounts.  We estimate our allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  Past-due receivable balances are written off when our internal collection efforts have been exhausted.

Contract Liabilities

We record a contract liability when cash payments are received or due in advance of our services being performed and classify them as current in Other current liabilities on the Condensed Consolidated Balance Sheets since they are earned within a year.  Substantially all our contract liabilities outstanding as of December 31, 2017 were recognized as revenues during the first quarter of 2018.  The contract liability at March 31, 2018 was $18.1 million and is expected to be substantially recognized as revenue during the second quarter of 2018.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over the estimated period of benefit to be received from the cost, over a weighted average period of 6.2 years.

We had $6.5 million and $21.4 million of contract acquisition costs, related to deferred sales incentives included in Other current assets and Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2018.  During the three months ended March 31, 2018, we amortized $1.6 million of sales incentives to SG&A.

2018 Q1 10-Q Report	Stericycle, Inc. • 12

NOTE 3 – ACQUISITIONS

Acquisitions

During the three months ended March 31, 2018, the Company completed 9 acquisitions of businesses under the current guidance.

The following table summarizes the locations, services, and type of acquisitions for the three months ended March 31, 2018:

		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction
United States	9	1	8
Total	9	1	8

The following table summarizes the acquisition date fair value of consideration transferred for the current period acquisitions and the adjustment to the consideration transferred for the prior year acquisitions during the three months ended March 31, 2018:

In millions
	Three Months Ended March 31, 2018
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Cash	$15.9	$-	$15.9
Promissory notes	11.6	-	11.6
Contingent consideration	-	(0.4)	(0.4)
Total purchase price	$27.5	$(0.4)	$27.1

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting.  These acquisitions resulted in the recognition of goodwill in our financial statements, reflecting the excess of the purchase price paid over the fair value of the net assets acquired from these businesses that we believe are complementary to our existing operations and fit our growth strategy.  During the three months ended March 31, 2018, we recognized an increase in goodwill of $17.9 million related to current year acquisitions, excluding the effect of foreign currency translation, which will be deductible for income taxes.

During the three months ended March 31, 2018, we recognized an increase in estimated fair value of acquired customer relationships from current year acquisitions of $9.0 million, excluding the effect of foreign currency translation, with amortizable lives of 10 to 30 years.

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

2018 Q1 10-Q Report	Stericycle, Inc. • 13

The following table summarizes the preliminary purchase price allocation for current period acquisitions and other adjustments to purchase price allocations for the three months ended March 31, 2018:

In millions
	Three Months Ended March 31, 2018
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$0.2	$5.1	$5.3
Intangibles	9.0	0.6	9.6
Goodwill	17.9	(6.4)	11.5
Net other assets and liabilities	0.4	0.3	0.7
Total purchase price allocation	$27.5	$(0.4)	$27.1

The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.

NOTE 4 – RESTRUCTURING, DIVESTITURES AND ASSETS HELD FOR SALE

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation with the objective to improve long-term operational and financial performance which we expect to complete by 2022, see Note 3 - Restructuring, Divestitures, and Assets Held For Sale to our Consolidated Financial Statements included in the 2017 Form 10-K.  We anticipate we will incur approximately $20.0 million of employee termination charges in connection with this restructuring of which $8.0 million and $1.0 million is expected to impact our Domestic and Canada RCS and International reportable segments, respectively, with the remaining $11.0 million impacting All Other, see Note 13 – Segment Reporting.

For the year ended December 31, 2017, we incurred restructuring charges of $13.9 million related to employee termination benefits of $11.5 million and non-cash long-lived assets impairment charges of $2.4 million.  Our Domestic and Canada RCS and International RCS reportable segments incurred $5.5 million and $3.3 million, respectively, with the remaining $5.1 million impacting All Other.  The remaining liability of $2.2 million at December 31, 2017 was paid in the first quarter of 2018.

There could be additional initiatives in the future to further streamline our operations. As such, the Company expects further charges related to workforce reductions and other facility rationalization costs when those restructuring plans are finalized and related charges are estimable.

Divestitures and Assets Held for Sale

There were no divestitures during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, certain of our international operations met the criteria to be classified as held for sale.  For the three months ended March 31, 2018, we recorded a $4.1 million non-cash impairment charge in SG&A in the Condensed Consolidated Statements of Income related to changes in the fair value

2018 Q1 10-Q Report	Stericycle, Inc. • 14

of assets held for sale in the U.K.  The assets and liabilities of the disposal groups are presented in assets held for sale and liabilities held for sale on the Condensed Consolidated Balance Sheets.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

In millions
	March 31, 2018	December 31, 2017
Total current assets	$8.1	$7.7
Fixed assets	8.8	8.5
Goodwill	-	1.6
Intangibles	0.8	2.6
Other assets	-	0.4
Assets held for sale	$17.7	$20.8

Total current liabilities	$5.1	$4.7
Deferred income taxes	-	0.4
Liabilities held for sale	$5.1	$5.1

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations as of March 31, 2018 and December 31, 2017.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment and for the “All Other” category were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Balance as of January 1, 2017	$2,811.8	$498.4	$280.8	$3,591.0
Goodwill acquired during year	36.9	4.9	4.7	46.5
Purchase accounting adjustments	(10.1)	1.2	1.5	(7.4)
Impairments during the year	-	(65.0)	-	(65.0)
Write-offs related to disposition and assets held for sale	-	(7.1)	-	(7.1)
Changes due to foreign currency fluctuations	11.6	34.4	-	46.0
Balance as of December 31, 2017	2,850.2	466.8	287.0	3,604.0
Goodwill acquired during period	17.9	-	-	17.9
Purchase accounting adjustments	(5.4)	(0.2)	(0.8)	(6.4)
Changes due to foreign currency fluctuations	(3.9)	13.6	-	9.7
Balance as of March 31, 2018	$2,858.8	$480.2	$286.2	$3,625.2

Current period adjustments to goodwill for certain prior year acquisitions are primarily due to the finalization of intangible asset valuations among other opening balance sheet adjustments.

2018 Q1 10-Q Report	Stericycle, Inc. • 15

Other Intangible Assets:

As of March 31, 2018 and December 31, 2017, the values of other intangible assets were as follows:

In millions
	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,625.4	$413.0	$1,212.4	$1,613.4	$381.4	$1,232.0
Covenants not-to-compete	7.9	6.2	1.7	7.9	5.9	2.0
Tradenames	6.0	2.0	4.0	6.0	1.8	4.2
Other	16.1	3.5	12.6	17.0	3.4	13.6
Indefinite lived intangibles:
Operating permits	222.3	-	222.3	222.3	-	222.3
Tradenames	318.2	-	318.2	317.4	-	317.4
Total	$2,195.9	$424.7	$1,771.2	$2,184.0	$392.5	$1,791.5

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of January 1, 2017	$1,862.0
Intangible assets acquired during the year	28.2
Valuation adjustments for prior year acquisitions	7.9
Write-offs due to disposition and amounts reclassified to assets held for sale	(2.6)
Impairments during the year	(21.0)
Amortization during the year	(118.4)
Changes due to foreign currency fluctuations	35.4
Balance as of December 31, 2017	1,791.5
Intangible assets acquired during the period	9.0
Valuation adjustments for prior year acquisitions	0.6
Impairments during the period	(4.2)
Amortization during the period	(31.9)
Changes due to foreign currency fluctuations	6.2
Balance as of March 31, 2018	$1,771.2

Our indefinite-lived intangible assets include permits and certain tradenames.  We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore these are not amortized. We perform our annual impairment test as of October 1.

During the three months ended March 31, 2018, we impaired $1.2 million of operating permits and $3.0 million of customer relationships due to rationalizing certain operations across all segments.

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives ranging from 10 to 30 years, based upon the type of customer, and a weighted average remaining useful life of 11.7 years.  We have covenants not-to-compete with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 2.6 years.  Our tradenames have useful lives ranging from 4 to 40 years and a weighted average remaining useful life of 15.3 years.  Other intangibles mainly consist of landfill air rights with a remaining useful life of 16.5 years.

2018 Q1 10-Q Report	Stericycle, Inc. • 16

During the three months ended March 31, 2018 and 2017, the aggregate intangible asset amortization expense was $31.9 million, and $29.1 million, respectively.

The estimated amortization expense for each of the next five years (based upon exchange rates at March 31, 2018) is as follows for the years ended December 31:

In millions
2018	$127.9
2019	$127.8
2020	$127.0
2021	$126.6
2022	$126.2

NOTE 6 – DEBT

Long-term debt consisted of the following:

In millions
	March 31, 2018	December 31, 2017
Obligations under capital leases	$19.3	$9.4
$1.2 billion senior credit facility weighted average rate 2.74% in 2018 and 2.55% in 2017, due in 2022	446.9	471.7
$950 million term loan weighted average rate 3.20% in 2018 and 2.83% in 2017, due in 2022	938.1	950.0
$125 million private placement notes 2.68%, due in 2019	125.0	125.0
$225 million private placement notes 4.47%, due in 2020	225.0	225.0
$150 million private placement notes 2.89%, due in 2021	150.0	150.0
$125 million private placement notes 3.26%, due in 2022	125.0	125.0
$200 million private placement notes 2.72%, due in 2022	200.0	200.0
$100 million private placement notes 2.79%, due in 2023	100.0	100.0
$150 million private placement notes 3.18%, due in 2023	150.0	150.0
Promissory notes and deferred consideration weighted average rate 1.59% in 2018 and 1.49% in 2017 and weighted average maturity 2.9 years in 2018 and 2017	153.0	155.9
Foreign bank debt weighted average rate 5.38% in 2018 and 6.11% in 2017 and weighted average maturity 1.5 years in 2018 and 1.7 years in 2017	87.7	85.2
Total debt	2,720.0	2,747.2
Less: current portion of total debt	121.9	119.5
Less: unamortized debt issuance costs	11.9	12.4
Long-term portion of total debt	$2,586.2	$2,615.3

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At March 31, 2018, we were in compliance with all of our financial debt covenants.  Our senior credit facility, term loan, and private placement notes rank pari passu to each other and all other unsecured debt obligations.

At March 31, 2018 and December 31, 2017, we had $118.3 million and $130.8 million, respectively, committed to outstanding letters of credit under our senior credit facility.  The unused portion of the revolving credit facility was $634.8 million and $597.5 million at March 31, 2018 and December 31, 2017, respectively.

The obligations under the senior credit facility, term loan, and the private placement notes agreements are unsecured.  All of these agreements contain a financial covenant to maintain a Consolidated Leverage

2018 Q1 10-Q Report	Stericycle, Inc. • 17

Ratio of 3.75 to 1.00 at the end of any fiscal quarter. Following the settlement payment with respect to the pending small quantity customer class action lawsuit (see Note 14 – Legal Proceedings), and provided the pro-forma Consolidated Leverage Ratio is at least 3.50 to 1, the Company has the option to adjust the requirement to 4.00 to 1.00 for up to 2 consecutive quarters for any fiscal quarter ending on or before September 30, 2018.

On March 23, 2018, the Company entered into certain amendments to its senior credit facility, term loan, and private placement note agreements related to the definition of EBITDA (as described in the credit agreements).  The amendments allow for certain add-backs, up to a maximum of $200.0 million on a trailing twelve month basis, related to cash charges associated with Business Transformation, operational optimization and litigation matters, to the calculation of EBITDA for debt covenant compliance purposes.  These amendments are in effect from January 1, 2018 through December 31, 2019.  The interest rate calculation related to these agreements is subject to adjustment based on unadjusted leverage, which is calculated excluding the add-backs.  If this unadjusted leverage is above 3.75, the interest rate on the senior credit facility and term loan would increase by 0.25%.  The adjustment for the private placement notes would be calculated as follows:

If the unadjusted leverage is above 3.75, the interest rate would increase:

a)	by 0.50% if the Company has a rating of BBB or better by S&P (or an equivalent rating by another rating agency),
b)

by an additional 0.25% if the Company has a rating of BBB- by S&P (or an equivalent rating by another rating agency), for a total of 0.75% above the rate otherwise applicable to such series of notes, and

c)

by an additional 0.50% if the Company has no rating or a rating of BB+ or worse by S&P (or an equivalent rating by another rating agency), for a total of 1.25% above the rate otherwise applicable to such series of notes.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” and accounted for the refinance as a modification.

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2018 and 2017 were 22.7% and 34.7%, respectively.  The decrease in the current quarter tax rate, when compared to the same quarter of the prior year, is primarily the result of the reduction in the United States (“U.S.”) federal tax rate from 35% to 21% in accordance with the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) effective for tax years beginning after December 31, 2017. Also impacting the rate within the quarter were certain tax reserve and deferred tax adjustments.

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017.  As of March 31, 2018, we have not made any additional measurement-period adjustments related to these items.  Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the U.S. Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act.  We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the fourth quarter of 2018.

2018 Q1 10-Q Report	Stericycle, Inc. • 18

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

The IRS has completed the audit of our 2014 corporate income tax return and made no changes to our reported tax.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure financial assets and liabilities that are carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets:

In millions
		Fair Value Measurements Using
	Total as of March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.5	$-	$0.5	$-
Total assets	$0.5	$-	$0.5	$-
Liabilities:
Contingent consideration	$12.5	$-	$-	$12.5
Total liabilities	$12.5	$-	$-	$12.5
In millions
		Fair Value Measurements Using
	Total as of December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.4	$-	$0.4	$-
Total assets	$0.4	$-	$0.4	$-
Liabilities:
Contingent consideration	$12.4	$-	$-	$12.4
Total liabilities	$12.4	$-	$-	$12.4

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

As of March 31, 2018 and December 31, 2017, we recorded an asset of $0.5 million and $0.4 million, respectively, related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets on the Condensed Consolidated Balance Sheets.  The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $12.5 million as of March 31, 2018, of which $4.7 million was classified as current liabilities.  Contingent consideration liabilities were $12.4 million at December 31, 2017, of which $4.6 million was classified as current liabilities.  Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur.  These events are usually the achievement of targets for revenues, earnings, or other milestones related to the business acquired.  We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.  The calculation of

2018 Q1 10-Q Report	Stericycle, Inc. • 19

these potential outcomes is dependent on both past financial performance and management assumptions about future performance.  If the financial performance measures were all fully met, our maximum liability would be $15.7 million at March 31, 2018.  Contingent consideration liabilities are reassessed each reporting period and are reflected on the Condensed Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

Changes to contingent consideration were as follows:

In millions
Contingent consideration as of January 1, 2017	$24.1
Increase due to current year acquisitions	0.1
Purchase accounting adjustments	(9.6)
Decrease due to payments	(1.5)
Change in fair value reflected in Selling, general, and administrative expenses	(0.4)
Other	(0.3)
Contingent consideration as of December 31, 2017	12.4
Purchase accounting adjustments	(0.4)
Change in fair value reflected in Selling, general, and administrative expenses	0.5
Contingent consideration as of March 31, 2018	$12.5

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions or the remeasurement of assets resulting in impairment charges.  See Note 3 – Acquisitions and Note 4 – Restructuring, Divestitures and Assets Held for Sale, for further discussion on the fair value of assets and liabilities associated with acquisitions and assets held for sale.

Fair Value of Debt: At March 31, 2018, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.69 billion compared to a carrying amount of $2.72 billion.  At December 31, 2017, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.74 billion compared to a carrying amount of $2.75 billion.  The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, accounts payable and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value, using Level 3 inputs.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated.  We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable.  Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and applicable laws and regulations.  The liability for environmental remediation is included on the Condensed Consolidated Balance Sheets in current liabilities within Accrued liabilities and in noncurrent liabilities within Other liabilities.

2018 Q1 10-Q Report	Stericycle, Inc. • 20

At March 31, 2018, the total environmental remediation liabilities recorded were $30.8 million, of which $6.2 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets.  At December 31, 2017, the total environmental remediation liabilities recorded were $30.8 million, of which $5.7 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets.  We project payments over approximately 30 years.

During the second quarter of 2017, we recorded an environmental liability of $2.0 million related to a portion of a hazardous waste facility in Mexico.  We continue to assess the level of remediation, as well as other potentially responsible parties, and will adjust our estimate in the future as appropriate.

NOTE 10 – STOCK-BASED COMPENSATION

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and the Employee Stock Purchase Plan (“ESPP”) included in the Condensed Consolidated Statements of Income:

In millions
	Three Months Ended March 31,
	2018	2017
Selling, general and administrative - stock option plan	$3.0	$4.1
Selling, general and administrative - RSUs	2.1	1.4
Selling, general and administrative - PSUs	1.6	0.2
Selling, general and administrative - ESPP	0.4	0.3
Total pre-tax expense	$7.1	$6.0

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.  Stock option activity for the three months ended March 31, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2018	5,393,417	$96.91
Granted	338,834	62.13
Exercised	(38,203)	53.63
Forfeited	(71,348)	109.61
Canceled or expired	(101,631)	102.66
Outstanding as of March 31, 2018	5,521,069	$94.81	4.54	$5.5
Exercisable as of March 31, 2018	3,951,661	$93.48	3.87	$5.5

At March 31, 2018, there was $29.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.19 years.

For the three months ended March 31, 2018 and 2017, the intrinsic value of options exercised was $0.6 million and $2.9 million, respectively.  The exercise intrinsic value represents the total pre-tax intrinsic

2018 Q1 10-Q Report	Stericycle, Inc. • 21

value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The Company uses historical data to estimate expected life and volatility.  The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended March 31,
	2018	2017
Stock options granted (shares)	338,834	425,599
Weighted average fair value at grant date	$16.87	$19.53
Assumptions:
Expected term (in years)	4.89	4.82
Expected volatility	25.33%	22.66%
Expected dividend yield	—%	—%
Risk free interest rate	2.57%	1.91%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period.  RSUs generally vest over five years.

A summary of the status of our non-vested RSUs and changes during the three months ended March 31, 2018, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested at January 1, 2018	267,297	$89.74
Granted	247,570	62.14
Vested and Released	(51,302)	89.31
Forfeited	(10,395)	90.32
Non-vested as of March 31, 2018	453,170	$74.43	2.53	$26.5

At March 31, 2018, there was $30.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 4.20 years.  The fair value of RSUs that vested during the three months ended March 31, 2018 was $3.5 million.

Performance-Based Restricted Stock Units:

Our executive officers have been granted PSUs.  These PSUs vest, or not, in three equal annual installments based on the achievement of pre-determined annual earnings per share performance goals, as approved by the Compensation Committee.

In addition, certain employees have been granted PSUs which vest, or not, in four equal annual installments based on the achievement of performance goals related to the Business Transformation, as approved by the Compensation Committee.

Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date.

2018 Q1 10-Q Report	Stericycle, Inc. • 22

A summary of the status of our non-vested PSUs and changes during the three months ended March 31, 2018, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested at January 1, 2018	33,447	$82.85
Granted	399,658	62.09
Vested and Released	-	-
Forfeited	(12,880)	82.92
Non-vested as of March 31, 2018	420,225	$63.11	2.32	$24.6

At March 31, 2018, there was $5.5 million of total unrecognized compensation expense related to the 2018 installments of PSUs.

NOTE 11 – PREFERRED STOCK

At March 31, 2018, we had 1,000,000 authorized shares of preferred stock and 658,190 shares issued and outstanding of mandatory convertible preferred stock.

We declared and paid dividends of $8.8 million and $9.4 million to the preferred stock shareholders during the three months ended March 31, 2018 and 2017, respectively.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the quarter ended March 31, 2018:

In millions, except share and per share data
	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
January 1 - January 31, 2018	-	$-	$-
February 1 - February 28 , 2018	151,900	7.4	49.05
March 1 - March 31 , 2018	-	-	-
Total	151,900	$7.4	$49.05

For the three months ended March 31, 2018 and 2017, repurchases of our mandatory convertible preferred stock resulted in a $7.3 million and $4.6 million, respectively, increase in retained earnings, as we redeemed the preferred stock at a discount.  The 151,900 depository shares are equivalent to 15,190 units of preferred stock.

NOTE 12 – EARNINGS PER COMMON SHARE

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

2018 Q1 10-Q Report	Stericycle, Inc. • 23

earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.  For the issue of the mandatory convertible preferred stock, we use the "if-converted method."  Under the if-converted method, the preferred dividend applicable to convertible preferred stock is added back as an adjustment to the numerator.  The mandatory convertible preferred shares are assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and the resulting common shares are included in the denominator.  In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.  The numerator is also adjusted for any premium or discount arising from redemption of the preferred stock.

The following table sets forth the computation of basic and diluted earnings per share:

In millions, except per share data
	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to Stericycle, Inc.	$22.5	$58.2
Mandatory convertible preferred stock dividend	(8.8)	(9.4)
Gain on repurchase of preferred stock	7.3	4.6
Numerator for basic earnings per share attributable to Stericycle, Inc. common shareholders	$21.0	$53.4
Denominator:
Denominator for basic earnings per share - weighted average shares	85.5	85.2
Effect of dilutive securities:
Stock-based compensation awards	0.3	0.4
Mandatory convertible preferred stock (1)	-	-
Denominator for diluted earnings per share - adjusted weighted average shares and after assumed exercises	85.8	85.6
Earnings per share – Basic	$0.25	$0.63
Earnings per share – Diluted	$0.25	$0.62
(1)

For the three months ended March 31, 2018 and 2017, the weighted average common shares (in thousands) issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 4,903, and 5,264, respectively, were excluded from the computation of diluted earnings per share as such conversion would have been anti-dilutive.

For the three months ended March 31, 2018 and 2017, options to purchase shares (in thousands) of 4,700 and 4,660, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three months ended March 31, 2018 and 2017, RSUs (in thousands) of 51 and 135, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

During the three months ended March 31, 2018 and 2017, all of the Company’s outstanding PSUs are subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period.  These outstanding PSUs were excluded from the earnings per share calculation for the three months

2018 Q1 10-Q Report	Stericycle, Inc. • 24

ended March 31, 2018 and 2017, as the performance conditions were not satisfied as of the end of the respective periods.

NOTE 13 – SEGMENT REPORTING

Our reportable segments are:

•	Domestic and Canada RCS
•	International RCS
•	All Other (which includes Domestic CRS, Corporate and shared services)

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

All Other includes Domestic Communication and Related Services operations which consists of services including inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits, as well as expenses related to Corporate support, shared services functions, and stock-based compensation.

Beginning in the first quarter of 2018, we have changed our measure of segment profitability to Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”).  Adjusted EBITDA is Income from operations excluding certain specified items, Depreciation and Intangible Amortization. As a result of this change in segment reporting, all applicable historical segment information has been revised to conform to the new presentation.

2018 Q1 10-Q Report	Stericycle, Inc. • 25

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended March 31,
	2018	2017
Revenues
Domestic and Canada RCS	$638.5	$633.7
International RCS	180.3	181.6
All Other	76.2	77.1
Total	$895.0	$892.4
Gross Profit
Domestic and Canada RCS	$260.5	$278.1
International RCS	62.8	58.5
All other	35.2	32.1
Total	$358.5	$368.7
Depreciation
Domestic and Canada RCS	$17.9	$17.2
International RCS	7.3	7.8
All Other	5.6	4.1
Total	$30.8	$29.1
Intangible Amortization
Domestic and Canada RCS	$23.2	$21.7
International RCS	6.6	5.4
All Other	2.1	2.0
Total	$31.9	$29.1
Adjusted EBITDA
Domestic and Canada RCS	$190.0	$203.7
International RCS	33.0	27.9
All Other	(33.7)	(32.1)
Total	$189.3	$199.5

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to Income from operations:

In millions
	Three Months Ended March 31,
	2018	2017
Domestic and Canada RCS Adjusted EBITDA	$190.0	$203.7
International RCS Adjusted EBITDA	33.0	27.9
All Other Adjusted EBITDA	(33.7)	(32.1)
Depreciation	(30.8)	(29.1)
Business Transformation	(22.1)	-
Intangible Amortization	(31.9)	(29.1)
Acquisition and Integration	(4.1)	(11.5)
Operational Optimization	(8.9)	(10.9)
Divestitures	(4.1)	-
Litigation, Settlements and Regulatory Compliance	(27.5)	(1.9)
Other	(5.8)	(2.5)
Income from operations	$54.1	$114.5

2018 Q1 10-Q Report	Stericycle, Inc. • 26

The following table presents consolidated revenues by service:

In millions
	Three Months Ended March 31,
	2018	2017
Regulated Waste and Compliance Services	$497.4	$511.2
Secure Information Destruction Services	219.9	204.1
Communication and Related Services	91.9	93.5
Manufacturing and Industrial Services	85.8	83.6
Revenues	$895.0	$892.4

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

2018 Q1 10-Q Report	Stericycle, Inc. • 27

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

In view of the Proposed MDL Settlement, we recorded a pre-tax charge of $295.0 million during the second quarter of 2017.

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

On October 17, 2017, plaintiffs in the MDL Action filed Plaintiffs’ Unopposed Motion for Preliminary Approval of Class Settlement and Approval of Notice Plan.  Following a hearing on October 26, 2017, the Court granted preliminary approval of the Settlement and set certain deadlines, including for notification of the class of the terms of the Settlement, the submission of opt-outs or objections to the Settlement, and a fairness hearing.  The fairness hearing was held on March 8, 2018.  The Court granted approval of

2018 Q1 10-Q Report	Stericycle, Inc. • 28

the Proposed MDL Settlement that same day.  A hearing to address final opt out issues is currently scheduled for May 3, 2018.

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

On March 31, 2018, plaintiffs filed a further Amended Complaint, alleging additional corrective disclosures and extending the purported class period through February 21, 2018.

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

2018 Q1 10-Q Report	Stericycle, Inc. • 29

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

Additional putative derivative action complaints were subsequently filed by purported shareholders, containing similar allegations against certain officers and directors of the Company and naming the Company as nominal defendant.  On March 26, 2018, Alvin Janklow v. Charles A. Alutto, et al., was filed in the Federal District Court for the District of Delaware.  On April 12, 2018 , Rick Siu v. Mark C. Miller, et al., was filed in Delaware Chancery Court.  And on April 16, 2018, John Brennan v. Charles A. Alutto, et al., was filed in the Federal District Court for the District of Delaware.  By agreement of the parties, the Brennan and Siu cases will be stayed pending resolution of the motion to dismiss the securities class action discussed above.  On April 18, 2018, the company filed a motion to stay the Janklow case.

We intend to vigorously defend ourselves against each of the derivative lawsuits.

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

Shareholder Demand Letter.  On October 18, 2016, the Company received a letter from an attorney purporting to represent a current stockholder of the Company demanding, pursuant to Del. Ct. Ch. R. 23.1, that the Company’s Board of Directors take action to remedy alleged breaches of fiduciary duties by certain officers and directors of the Company.  The factual allegations set forth in the letter are similar to those asserted in the Securities Class Action Lawsuit and the Shareholder Derivative Lawsuits.  The letter asserts breaches of fiduciary duty in connection with the management, operation and oversight of the Company’s business and in connection with alleged false, misleading and/or incomplete statements regarding the Company’s business practices.

The Company’s Board of Directors constituted a Special Demand Review Committee to investigate the claims made in the demand letter and the Committee retained independent counsel to assist with the investigation.  At the conclusion of its investigation, the Committee’s counsel advised the stockholder that the board had completed its investigation and determined not to pursue legal action.

TCPA Lawsuit.  On June 3, 2016, a plaintiff filed a putative class action, captioned Ibrahim v. Stericycle, Inc., No. 16-cv-4294 (N.D. Ill.), against us and our wholly-owned subsidiary, Stericycle Communication

2018 Q1 10-Q Report	Stericycle, Inc. • 30

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

2018 Q1 10-Q Report	Stericycle, Inc. • 31

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

The government has indicated that the matter will be resolved civilly and the parties are beginning settlement negotiations regarding a civil consent decree and a civil penalty.  The Company has recorded its estimate of the probable loss for this matter which is not material.

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

The Company has recorded its estimate of the probable loss for this matter which is not material.

Tabasco, Mexico.  The National Agency for Industrial Security and the Protection of the Environment for the Hydrocarbon Sector in Mexico (“ASEA”) has conducted a permit compliance inspection at a hazardous

2018 Q1 10-Q Report	Stericycle, Inc. • 32

waste treatment facility acquired by one of our subsidiaries in Dos Bocas, Tabasco, Mexico.  ASEA has claimed that the contaminated soil treatment process described in the treatment permit had not been followed properly and has issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated.  Our subsidiary has engaged a firm of environmental technicians to assess the contamination described in the ASEA order and to conduct a broader environmental assessment of the facility.  The preliminary estimate of the remediation costs necessary to address the ASEA order was $2.0 million.  Our review and assessment of the overall facility is ongoing.  In November 2017, ASEA rescinded the prior order imposing the fine.  After reassessing the evidence and arguments presented, ASEA issued a new resolution on March 9, 2018, containing a lower, revised fine and including remedial obligations.  In March 2018, the Company submitted a proposal for remedial measures.  On April 26, 2018, the Company appealed the fines in the most recent order.  Separately, the Company has implemented certain remedial measures to address site conditions during periods of increased precipitation.  These near term remedial measures are also subject to the review and approval of ASEA.

At this time we are unable to reasonably estimate the future cost of any remedial obligations at the facility beyond the preliminary estimate to comply with the ASEA order, see Note 9 – Commitments and Contingencies.

2018 Q1 10-Q Report	Stericycle, Inc. • 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions).  Our actual results could differ significantly from the results described here.  Factors that could cause such differences include changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information we collect from customers, our ability to execute on our Business Transformation initiatives and achieve the anticipated benefits and cost savings, our obligations to service our substantial indebtedness and comply with the covenants and restrictions contained in our private placement notes and our credit agreement, political, economic, inflationary, currency and other risks related to our foreign operations, the outcome of pending or future litigation including litigation with respect to the United States (“U.S.”) Foreign Corrupt Practices Act, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, our failure to maintain an effective system of internal control over financial reporting, disruptions in or attacks on our information technology systems, changes in the demand and price for recycled paper, charges related to our portfolio optimization strategy or the failure of our portfolio optimization strategy to achieve the desired results, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K and subsequent Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  To the extent permitted under applicable law, we make no commitment to disclose any subsequent revisions to forward-looking statements.

The following discussion of Stericycle’s financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes in Part I, Item 1. Financial Statements (Unaudited) of this Report and our Consolidated Financial Statements and notes thereto and related Management’s  Discussion of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

2018 Q1 10-Q Report	Stericycle, Inc. • 34

Highlights for the three months ended March 31, 2018 compared to the prior year include:

•	Revenues of $895.0 million, an increase of 0.3%, driven by continued growth in Secure Information Destruction, Retail Hazardous Waste and Hospital Compliance Services
•	Gross profit of $365.8 million, a decrease of 2.8%, given the expected impact of pricing of small quantity medical waste customers
•	Diluted earnings per share of $0.25, a decrease of 59.7%, due to certain non-recurring adjusted items, discussed further below, partially offset by the favorable impact of U.S. tax reform

The following table identifies key strategies and other significant matters impacting our business for the three months ended March 31, 2018 and 2017:

In millions
	Three Months Ended March 31,
	2018	2017
Business Transformation	$22.1	$-
Intangible Amortization	31.9	29.1
Acquisitions and Integration	4.1	11.5
Operational Optimization	8.9	10.9
Divestitures	4.1	-
Litigation, Settlements and Regulatory Compliance	27.5	1.9
Capital Allocation	2.7	-
Other	5.8	2.5
Total pre-tax	$107.1	$55.9

Capital Allocation (Preferred Dividends)	$8.8	$9.4
Total after-tax	$8.8	$9.4

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

Key initiatives of the Business Transformation include:

•	Portfolio Rationalization: Executing on a comprehensive review of the Company’s global service lines to identify and pursue the divestiture of non-strategic assets.
•	Operational Optimization: Standardizing route planning logistics, modernizing field operations, and driving network efficiency across facilities.
•	Organizational Excellence and Efficiency: Redesigning the Company’s organizational structure to optimize resources and align around a global shared business services model.

2018 Q1 10-Q Report	Stericycle, Inc. • 35

•	Commercial Excellence: Aligning our sales and service organizations around the customer, standardizing our customer relationship management process, and expanding customer self-service options.
•	Strategic Sourcing: Reducing spend through global procure-to-pay processes and leveraging organizational scale.

Our Business Transformation is expected to deliver $850 million to $1 billion of cumulative Adjusted EBITDA benefits over the next five years.  Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (Adjusted EBITDA) is Income from operations excluding certain specified items, Depreciation and Intangible Amortization.  We expect Adjusted EBITDA benefits of $60 million to $65 million in 2018.  Consistent with our expectations, we achieved $8.0 million in recurring Adjusted EBITDA benefits for the three months ended March 31, 2018.

Business Transformation related charges are expected to be recorded in connection with the following types of costs and activities:

•	Consulting and professional services, including system integration, project management, ERP advisory, and information technology related costs,
•	Internal resources, including project related incentive compensation,
•	Employee terminations,
•	Asset impairments, and
•	Other related expenses.

The Company expects to record approximately $275 million to $300 million in charges (approximately $195 million to $215 million) and capital expenditures (approximately $80 million to $85 million) over five years.  The majority of charges are expected to relate to consulting and professional services followed by internal resources, employee terminations, asset impairments and other related expenses.  The majority of capital expenditures are expected to be associated with the implementation of the ERP system.

For the three months ended March 31, 2018, we recorded $22.1 million in charges related to the Business Transformation, which included $18.2 million of consulting and professional services, $2.5 million of Transformation Management office charges for internal resources and project related incentive compensation, and $1.4 million of other related expenses which are reflected as part of Selling, General and Administrative (“SG&A”) in the Condensed Consolidated Statements of Income.  Since being initiated in the third quarter of 2017, our Business Transformation cumulative charges and capital expenditures are $53.4 million and $10.9 million, respectively.

Intangible Amortization

For the three months ended March 31, 2018 and 2017, the Company recorded $31.9 million and $29.1 million, respectively, of intangible amortization expense from acquisitions which are reflected as part of SG&A in the Condensed Consolidated Statements of Income.

Acquisition and Integration

We believe that acquisitions are a steady and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as well as provide opportunity to introduce our additional services to the acquired customers.  In our early history,

2018 Q1 10-Q Report	Stericycle, Inc. • 36

acquisitions were a key strategy to rapidly building our customer base and route density in the United States.  We have been able to expand internationally through acquisition and now operate in 20 different markets outside the U.S.  Over our history, Stericycle has completed 505 acquisitions, with 280 in the United States and 225 internationally. We expect to continue our acquisition strategy, remaining focused on small, highly accretive, tuck in acquisitions that broaden our various service capabilities while creating value for our shareholders.

The following table summarizes the locations and services of our acquisitions for the three months ended March 31, 2018

		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction
United States	9	1	8
Total	9	1	8

Our acquisition and integration costs include the following types of activities:

•

Consulting and professional services incurred in connection with the identification, valuation, due diligence, and execution of an acquisition or potential acquisition, and acquisition internal resources,

•

Consulting and professional services incurred in connection with integrating newly acquired businesses, which may include the integration of the sales or collection processes and systems, rebranding to the Company’s name, closure activities, employee terminations related to personnel redundancies, contract and lease exit costs, and other integration related activities,

•	Accelerated depreciation, and
•	Change in fair value of contingent consideration.

For the three months ended March 31, 2018 and 2017, the Company recorded $4.1 million and $11.5 million, respectively, of acquisition and integration expenses which are reflected as part of SG&A in the Condensed Consolidated Statements of Income.

Acquisition and integration expenses for the three months ended March 31, 2018 included $1.6 million of acquisition expenses, $2.0 million of integration expenses, and a $0.5 million unfavorable change in the fair value of contingent consideration.

Acquisition and integration expenses for the three months ended March 31, 2017 included $2.4 million of acquisition expenses, $8.7 million of integration expenses, and a $0.4 million unfavorable change in fair value of contingent consideration.

The results of operations of our acquired businesses have been included in the Condensed Consolidated Statements of Income from the date of the acquisitions.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s results of operations.

Operational Optimization

Plant throughput and route density are competitive strengths of Stericycle.  We maintain such strengths by making adjustments to our network of transportation and treatment facilities to optimize overall logistics and processing capabilities within a service line while reducing operational costs.  As part of

2018 Q1 10-Q Report	Stericycle, Inc. • 37

these efforts, we seek to reduce network redundancies by consolidating facilities, closing redundant facilities, and restructuring the local organizations and operations for efficiency.

Our Operational Optimization costs include the following types of activities:

•	Consulting and professional services,
•	Employee terminations,
•	Closure activities,
•	Contract and lease exit costs,
•	Environmental and retirement obligations,
•	Impairments and accelerated depreciation, and
•	Other related expenses.

For the three months ended March 31, 2018, we recorded $8.9 million of Operational Optimization expenses which are reflected as part of SG&A in the Condensed Consolidated Statements of Income:

•

$3.0 million in the U.S., of which $1.6 million represents costs related to the closure/consolidation of call centers in our Domestic Communications and Related Services business and $1.4 million relates to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for our Secure Information Destructions locations; and

•

$5.9 million of charges for international, of which $4.7 million represents non-cash impairment charges for long-lived assets, customer relationships and operating permits, $0.9 million relates to closure costs, and $0.3 million relates to employee terminations.

For the three months ended March 31, 2017, we recorded $10.9 million of Operational Optimization expenses which are reflected as part of SG&A in the Condensed Consolidated Statements of Income:

•

$8.7 million in the U.S., of which $7.1 million relates to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for our Secure Information Destruction locations, $0.7 million of costs related to the closure/consolidation of call centers in our Domestic Communications and Related Services business, $0.5 million relates to employee terminations, and $0.4 million represents a non-cash impairment charge related to an operating permit;

•	$1.6 million of charges to exit certain of our patient transport services contracts and plant conversion expense in the United Kingdom (“U.K.”); and
•	$0.6 million of operational optimization costs in Latin America, primarily for employee terminations.

Divestitures

The Company evaluates its portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess the long-term potential and identify potential business candidates for divestiture.  Our decision criterion for divestiture is based on:

•	outlook for long-term market conditions,
•	potential impact to complimentary services or customer relationships,
•	ability to leverage infrastructure and customer base for growth,
•	potential for margin improvement,
•	divestiture value today versus future divestiture value,

2018 Q1 10-Q Report	Stericycle, Inc. • 38

•	return on invested capital, and
•	implications for ERP.

Divestiture costs include:

•	Consulting and professional services,
•	Impairments,
•	Adjustments to the fair value of assets held for sale,
•	Loss (gain) on disposal, and
•	Other related expenses.

With the anticipated implementation of a global ERP, Stericycle will continue its strategic portfolio review with the intent of identifying additional non-strategic service lines or markets for divestiture prior to the implementation of the ERP technology platform.

For the three months ended March 31, 2018, the Company recorded $4.1 million of Divestitures charges related to non-cash asset impairment charges arising from changes in the fair value of assets held for sale in the U.K. which are reflected as part of SG&A in the Condensed Consolidated Statements of Income.

The Company did not record any Divestiture related charges for the three months ended March 31, 2017.

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation from time to time.  Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees which are reflected as part of SG&A in the Condensed Consolidated Statements of Income.

For the three months ended March 31, 2018 and 2017, the Company recorded $27.5 million and $1.9 million, respectively, in regulatory compliance, consulting and professional services, primarily related to certain non-recurring litigation matters.

Other

During the three months ended March 31, 2018 and 2017, we recorded $5.8 million and $2.5 million, respectively, of consulting and professional services related to the implementation of the new revenue recognition and lease accounting standards as well as internal control remediation activities which are reflected as part of SG&A in the Condensed Consolidated Statements of Income.

Capital Allocation

Stericycle has maintained a structured capital allocation strategy that balances investment in the business, debt reduction, and returns to shareholders.

Our Capital Allocation items include the following types of activities:

•	Stock issuance costs,
•	Dividends on Preferred Stock,

2018 Q1 10-Q Report	Stericycle, Inc. • 39

•	Debt modification costs in connection with related non-recurring matters,
•	Early extinguishment of debt gains and losses, and
•	Other related expenses.

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

We declared and paid dividends of $8.8 million and $9.4 million to the preferred stock shareholders during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we recorded $2.7 million of pre-tax debt modification charges related to amending our credit agreements in connection with certain non-recurring matters.  These charges have been recorded as Interest expense, net in the Condensed Consolidated Statements of Income.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Consolidated:

The following summarizes the Company’s consolidated operations:

In millions, except per share data
	Three Months Ended March 31,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$895.0	100.0%	$892.4	100.0%	$2.6	0.3%
Cost of revenues	536.5	59.9%	523.7	58.7%	12.8	2.4%
Gross profit	358.5	40.1%	368.7	41.3%	(10.2)	(2.8%)
Selling, general and administrative expenses	304.4	34.0%	254.2	28.5%	50.2	19.7%
Income from operations	54.1	6.0%	114.5	12.8%	(60.4)	(52.8%)
Interest expense, net	(25.0)	(2.8%)	(23.3)	(2.6%)	(1.7)	7.3%
Other expense, net	-	-	(1.5)	(0.2%)	1.5	(100.0%)
Income before income taxes	29.1	3.3%	89.7	10.1%	(60.6)	(67.6%)
Income tax expense	(6.6)	(0.7%)	(31.1)	(3.5%)	24.5	(78.8%)
Net income	22.5	2.5%	58.6	6.6%	(36.1)	(61.6%)
Net income attributable to noncontrolling interests	-	-	(0.4)	(0.0%)	0.4	(100.0%)
Net income attributable to Stericycle, Inc.	22.5	2.5%	58.2	6.5%	(35.7)	(61.3%)
Mandatory convertible preferred stock dividend	(8.8)	(1.0%)	(9.4)	(1.1%)	0.6	(6.4%)
Gain on repurchase of preferred stock	7.3	0.8%	4.6	0.5%	2.7	58.7%
Net income attributable to Stericycle, Inc. common shareholders	$21.0	2.3%	$53.4	6.0%	$(32.4)	(60.7%)
Earnings per common share attributable to Stericycle, Inc. common shareholders: - diluted	$0.25		$0.62		$(0.37)	(59.7%)

2018 Q1 10-Q Report	Stericycle, Inc. • 40

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

Consolidated revenues increased $2.6 million, or 0.3%, in the first quarter of 2018, to $895.0 million from $892.4 million in the first quarter of last year.  Overall organic revenues decreased $5.2 million, or 0.6%.  Organic growth excludes the effect of foreign exchange, acquisitions with less than a full year of revenues in the comparative period, and divestitures.  We experienced continued growth in Secure Information Destruction, Retail Hazardous Waste and Hospital Compliance Services, offset by the expected impact of pricing of small quantity medical waste customers.  Acquisitions contributed $7.1 million to revenues.  Divestitures reduced revenues by $10.8 million.  The net effect of acquisitions and divestitures resulted in a 0.4% decrease in revenues in the first quarter of 2018.  The effect of foreign exchange rates favorably impacted total revenues in the first quarter of 2018 by $11.5 million, or 1.3%, as foreign currencies strengthened against the U.S. dollar.

Gross profit:  Consolidated gross profit decreased $10.2 million, or 2.8%, in the first quarter of 2018, to $358.5 million from $368.7 million in the first quarter of last year.  As a percentage of revenues, consolidated gross profit decreased to 40.1%, in the first quarter of 2018, compared to 41.3% in the first quarter of last year primarily from the expected impact of pricing of small quantity medical waste customers.  In addition, international gross profit is lower than domestic gross profit because our international operations have fewer small account customers, which tend to generate higher gross profit.  Historically, our international operations generate most of their revenues from large account customers, such as hospitals.  As our international revenues increase, consolidated gross profit percentages may experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, operational optimization and domestic business expansion.

SG&A:  Consolidated SG&A expenses increased $50.2 million, or 19.7%, in the first quarter of 2018 to $304.4 million from $254.2 million in the first quarter of last year.  The increase was primarily attributable to: $27.5 million in regulatory compliance, consulting and professional expenses related to certain non-recurring litigation matters, $22.1 million of Business Transformation related charges, and $5.8 million of consulting and professional services related to the implementation of the new accounting standards and internal control remediation work.

Income from operations:  Consolidated income from operations decreased $60.4 million, or 52.8%, in the first quarter of 2018 to $54.1 million from $114.5 million in the first quarter of last year. The change in

2018 Q1 10-Q Report	Stericycle, Inc. • 41

income from operations between first quarter of 2018 and 2017 was primarily driven by the items described in Gross profit and SG&A above.

Interest expense:  Net interest expense increased in the first quarter of 2018 to $25.0 million from $23.3 million in the first quarter of last year due to charges of $2.7 million related to debt modification charges in 2018.

Income tax expense:  Income tax expense was $6.6 million in the first quarter of 2018 compared to $31.1 million in the first quarter of last year.  The effective tax rates for the first quarter of 2018 and 2017 were 22.7% and 34.7%, respectively.  The change in the 2018 rate, when compared to the prior year, was primarily due to the impact of the Tax Act signed into law on December 22, 2017 changing the corporate income tax rate in the United States from 35% to 21%. Also impacting the rate within the quarter were certain tax reserve and deferred tax adjustments. Certain of these adjustments are not expected in future periods.

Information by Segment

Domestic and Canada RCS:

In millions
	Three Months Ended March 31,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$638.5	100.0%	$633.7	100.0%	$4.8	0.8%
Gross profit	260.5	40.8%	278.1	43.9%	(17.6)	(6.3%)
Selling, general and administrative expenses	114.6	17.9%	123.5	19.5%	(8.9)	(7.2%)
Income from operations	145.9	22.9%	154.6	24.4%	(8.7)	(5.6%)

Revenues:  Domestic and Canada RCS revenues increased $4.8 million, or 0.8%, for the first quarter of 2018 to $638.5 million from $633.7 million in the first quarter of last year driven by expansion of hospital compliance services, retail hazardous waste growth from emergency response project work and medication disposal kiosks, and continued organic growth from Secure Information Destruction, which benefited from process improvements and automation implemented over the past 12 months.  This growth was partially offset by the expected impact of pricing of small quantity medical waste customers.  Overall organic revenues decreased $1.8 million, or 0.3%, and acquisitions contributed $5.0 million, or 0.8%, to revenues.  The strengthening of the Canadian dollar had a favorable impact on 2018 revenues by $1.6 million, or 0.2%.

Gross profit:  Domestic and Canada RCS gross profit decreased $17.6 million, or 6.3%, for the first quarter of 2018 to $260.5 million from $278.1 million in the first quarter of last year.  As a percentage of revenues, gross profit decreased to 40.8% for the first quarter of 2018 compared to 43.9% in the first quarter of last year, primarily from the impact of pricing of small quantity medical waste customers.

SG&A:  Domestic and Canada RCS SG&A expenses decreased $8.9 million, or 7.2%, for the first quarter of 2018 to $114.6 million from $123.5 million in the first quarter of last year primarily from the reduction of integration and operational optimization activities arising from the 2015 Shred-it acquisition.  As a percentage of revenues, SG&A decreased to 17.9% for the first quarter of 2018 compared to 19.5% in the first quarter of last year.

2018 Q1 10-Q Report	Stericycle, Inc. • 42

Income from operations:  Domestic and Canada RCS income from operations decreased $8.7 million, or 5.6%, for the first quarter of 2018 to $145.9 million from $154.6 million in the first quarter of last year.  Comparison of income from operations between the first quarter of 2018 and 2017 was primarily driven by the items described in Gross profit above, partially offset by the decrease in SG&A.

International RCS:

In millions
	Three Months Ended March 31,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$180.3	100.0%	$181.6	100.0%	$(1.3)	(0.7%)
Gross profit	62.8	34.8%	58.5	32.2%	4.3	7.4%
Selling, general and administrative expenses	58.3	32.3%	46.7	25.7%	11.6	24.8%
Income from operations	4.5	2.5%	11.8	6.5%	(7.3)	(61.9%)

Revenues:  International RCS revenue decreased $1.3 million, or 0.7%, for the first quarter of 2018 to $180.3 million from $181.6 million in the first quarter of last year. Overall organic revenues decreased $2.1 million, or 1.2%, primarily due to exiting certain patient transport service contracts in the U.K.  Acquisitions in the International RCS segment contributed $1.7 million to revenues.  Divestitures related to the sale of certain assets in the U.K. and South Africa reduced revenues by $10.8 million.  The net effect of acquisitions and divestitures resulted in a 5.0% decrease in revenues in the first quarter of 2018.  The effect of foreign exchange rates favorably impacted international revenues for the first quarter of 2018 by $9.9 million, or 5.5%, as certain foreign currencies strengthened against the U.S. dollar.

Gross profit:  International RCS gross profit increased $4.3 million, or 7.4%, for the first quarter of 2018 to $62.8 million from $58.5 million in the first quarter of last year due to divesting a lower margin patient transport business in the U.K. in the second quarter of 2017. As a percentage of revenues, gross profit increased to 34.8% for the first quarter of 2018 compared to 32.2% in the first quarter of last year.

SG&A:  International RCS SG&A expenses increased $11.6 million, or 24.8%, for the first quarter of 2018 to $58.3 million from $46.7 million in the first quarter of last year, primarily due to $5.9 million of Operational Optimization charges and $2.7 million of regulatory compliance, consulting and professional expenses related to non-recurring litigation matters.  As a percentage of revenues, SG&A increased to 32.3% in 2018 compared to 25.7% in the first quarter of last year.

Income from operations:  International RCS income from operations decreased $7.3 million, or 61.9%, for the first quarter of 2018 to $4.5 million from $11.8 million in the first quarter of last year.  Comparison of income from operations between the first quarter of 2018 and 2017 was primarily driven by the items described in SG&A above, partially offset by the increase in Gross profit.

2018 Q1 10-Q Report	Stericycle, Inc. • 43

All Other:

In millions
	Three Months Ended March 31,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$76.2	100.0%	$77.1	100.0%	$(0.9)	(1.2%)
Gross profit	35.2	46.2%	32.1	41.6%	3.1	9.7%
Selling, general and administrative expenses	131.5	172.6%	84.0	108.9%	47.5	56.5%
Loss from operations	(96.3)	(126.4%)	(51.9)	(67.3%)	(44.4)	85.5%

All Other includes Domestic Communication and Related Services operations which consists of services including inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits, as well as expenses related to Corporate support, shared services functions, stock-based compensation, certain non-recurring litigation matters, implementation of the new revenue recognition and lease accounting standards, internal control remediation activities and Business Transformation charges.

Revenues:  Other revenues, related to Domestic Communication and Related Services, decreased $0.9 million, or 1.2%, for the first quarter of 2018 to $76.2 million from $77.1 million in the first quarter of last year.

Gross profit:  Other gross profit increased $3.1 million, or 9.7%, for the first quarter of 2018 to $35.2 million from $32.1 million in the first quarter of last year.  As a percentage of revenues, gross profit increased to 46.2% for the first quarter of 2018 compared to 41.6% in the first quarter of last year.

SG&A:  Other SG&A expenses increased $47.5 million, or 56.5%, for the first quarter of 2018 to $131.5 million from $84.0 million in the first quarter of last year, due to $24.8 million in regulatory compliance, consulting and professional expenses, primarily related to certain non-recurring litigation matters, $22.1 million of Business Transformation related charges, and $5.8 million of consulting and professional services related to the implementation of the new accounting standards and internal control remediation activities.

Loss from operations:  Other loss from operations increased $44.4 million, or 85.5%, for the first quarter of 2018 to $96.3 million from $51.9 million in the first quarter of last year.  Comparison of loss from operations between 2018 and 2017 was primarily driven by the items described in SG&A above.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders.  Operating cash flows and the Company’s $1.2 billion senior credit facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, acquisitions, capital expenditures necessary to support growth and productivity improvements, including associated with our multiyear Business Transformation, and any Board of Director approved shareholder distribution.

The Company’s credit facilities contain a number of covenants, including financial covenants, to which the Company was in compliance at March 31, 2018. On March 23, 2018, the Company entered into certain amendments to its senior credit facility, term loan and private placement note agreements related to the

2018 Q1 10-Q Report	Stericycle, Inc. • 44

definition of EBITDA (as described in the credit agreements). The amendments allow for certain add-backs, up to a maximum of $200.0 million on a trailing twelve month basis, related to cash charges associated with Business Transformation, Operational Optimization and litigation matters to the calculation of EBITDA for debt covenant compliance purposes. These amendments are in effect from January 1, 2018 through December 31, 2019.

Working Capital:  At March 31, 2018, our working capital decreased $33.3 million to ($189.3) million compared to ($156.0) million at December 31, 2017.

Current assets decreased $2.8 million at March 31, 2018 to $810.6 million from $813.4 million at December 31, 2017, primarily driven by a $18.2 million decrease in prepaid expenses related to the timing of our income tax payments, partially offset by a $9.4 million increase in net accounts receivable and $7.2 increase in cash. Days sales outstanding ("DSO") was 64 days and 63 days at March 31, 2018 and December 31, 2017, respectively.

Current liabilities increased $30.5 million at March 31, 2018 to $999.9 million from $969.4 million at December 31, 2017, primarily due to a $22.0 million increase in accrued professional services and a $16.8 million increase in accrued compensation, offset by an $18.2 million decrease in accounts payable.

Net Cash Provided or Used:  Net cash provided by operating activities decreased $57.9 million, or 34.4%, in the first quarter of 2018 to $110.4 million from $168.3 million in the first quarter of 2017, primarily from Business Transformation charges and certain non-recurring litigation matters during 2018 described above.

Net cash used in investing activities decreased $5.7 million, or 11.4%, in the first quarter of 2018 to $44.1 million from $49.8 million in the first quarter of 2017.  Our capital expenditures decreased by $4.6 million in the first quarter of 2018 and, as a percentage of revenues, were at 3.2% and 3.7% in 2018 and 2017, respectively.

Net cash used in financing activities decreased $54.5 million, or 46.5%, in the first quarter of 2018 to $62.6 million from $117.1 million in the same period of 2017.  We repaid a net of $40.9 million of our senior credit facility and term loan facility in the first quarter of 2018 compared to $92.3 million in the first quarter of 2017.  We had preferred share repurchases of $7.4 million and $9.6 million during the first quarter of 2018 and 2017, respectively.  Dividends of $8.8 million and $9.4 million were paid during the first quarter of 2018 and 2017, respectively, to holders of our Series A Preferred Stock.

Critical Accounting Policies and Estimates

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), the preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

Effective January 1, 2018, the Company adopted ASU No. 2014-19 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method to all contracts that were not completed as of January 1, 2018. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 2 – Revenues from Contracts with Customers for additional information on the adoption of ASC 606.

2018 Q1 10-Q Report	Stericycle, Inc. • 45

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates.  Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $14.7 million on a pre-tax basis.

We have exposure to commodity pricing for gas and diesel fuel for our trucks, for the purchases of containers and boxes, and for the price we receive for recycled paper.  We do not hedge these items to manage the exposure.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, because of material weaknesses in internal control over financial reporting described below.

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

2018 Q1 10-Q Report	Stericycle, Inc. • 46

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

As of December 31, 2017, Stericycle management had identified material weaknesses in the control environment and control activity components of the COSO framework that continued to be pervasive across our internal control processes.  Specifically, the material weaknesses relate to not fully designing, implementing and monitoring financial reporting controls that sufficiently mitigate the identified risks of material misstatement to the financial statements and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls.

Planned Remediation of Material Weaknesses

Stericycle has invested considerable time and resources towards redesigning our internal controls over financial reporting.  The progress we have made can be summarized as follows:

•	We engaged consultants to help review and make recommendation with respect to the redesign of our internal controls over financial reporting;
•

We added additional resources and enhanced existing positions in accounting, finance, tax, and information technology to support the redesigned controls including hiring a Chief Accounting Officer, a new General Counsel and a Chief Ethics and Compliance Officer;

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

2018 Q1 10-Q Report	Stericycle, Inc. • 47

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

•	We are designing and implementing effective review and approval controls over account reconciliations, journal entries, and management estimates across our remaining internal control

2018 Q1 10-Q Report	Stericycle, Inc. • 48

processes. These controls will address the accuracy and completeness of the data used in the performance of the respective control;
•	We have established a policy over the segregation of incompatible duties within our IT systems and are working to implement such policy across the Company to advance required remediation efforts;
•	We are implementing standardized policies to address the completeness and accuracy of data used in the performance of controls and information technology controls across the Company; and
•	We are working to standardize and simplify the Company’s disparate information systems.

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

Changes in internal controls.

We have undertaken strategic remediation actions to address the material weaknesses in our internal controls over financial reporting.  These remediation actions continued throughout the quarter ended March 31, 2018 but have not materially affected our internal control over financial reporting.

2018 Q1 10-Q Report	Stericycle, Inc. • 49

PART III

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 - Legal Proceedings in the Note to the Condensed Consolidated Financial Statements (Item 1 of Part I).

Item 1A. Risk Factors

There were no significant changes in the Company’s risk factors during the three months ended March 31, 2018.  For further information about the Company’s risk factors, refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a total of 24,621,640 shares of our common stock on the open market.  As of March 31, 2018, we had purchased a cumulative total of 22,072,357 shares.  There were no repurchases of shares of our common stock during the three months ended March 31, 2018.

The following table provides information about our repurchase of depository shares of mandatory convertible preferred stock during the three months ended March 31, 2018:

Issuer Purchase of Equity Securities

Period	Total Number of Depository Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2018	-	$-	N/A	N/A
February 1 - February 28, 2018	151,900	49.05	N/A	N/A
March 1 - March 31, 2018	-	-	N/A	N/A
Total	151,900	$49.05	N/A	N/A

2018 Q1 10-Q Report	Stericycle, Inc. • 50

PART IV

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

3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4

Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 declared effective on October 10, 2007 (Registration No. 333-144613))

3.5	Fourth certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3(i).1 to our quarterly report on Form 10-Q filed August 7, 2014)
3.6

Certificate of Elimination of the Certificate of Designations relating to Series A Convertible Preferred Stock, par value 0.01 per share (incorporated by reference to Exhibit 3.1 and 4.1 to our current report on Form 8-K filed September 15, 2015)

3.7

Certificate of Designations setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed September 15, 2015)

3.8	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
10.1†	Form of Stock Option Award Agreement under 2008 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 15, 2018)
10.2†	Form of Stock Option Award Agreement under 2011 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 15, 2018)
10.3†	Form of Stock Option Award Agreement under 2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 15, 2018)
10.4†	Form of Stock Option Award Agreement under 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed March 15, 2018)
10.5†	Form of Restricted Stock Unit Award Agreement under 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed March 15, 2018)
10.6†	Form of Performance-Based Restricted Stock Unit Award Agreement under 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed March 15, 2018)
10.7†

Form of Performance-Based Restricted Stock Unit Award Agreement (Business Transformation) under 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed March 15, 2018)

10.8*

First Amendment, dated as of March 23, 2018, to the Credit Agreement dated as of November 17, 2017, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 26, 2018)

10.9*

Third Amendment, dated as of March 23, 2018, to the Note Purchase Agreement dated as of August 18, 2010, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 26, 2018)

10.10*

Third Amendment, dated as of March 23, 2018, to the Note Purchase Agreement dated as of October 22, 2012, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 26, 2018)

10.11*	Fourth Amendment, dated as of March 23, 2018, to the Note Purchase Agreement dated as of April 30, 2015, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto

2018 Q1 10-Q Report	Stericycle, Inc. • 51

PART IV

10.12*

Second Amendment, dated as of March 23, 2018, to the Note Purchase Agreement dated as of October 1, 2015, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed March 26, 2018)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2018 Q1 10-Q Report	Stericycle, Inc. • 52

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2018

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer

2018 Q1 10-Q Report	Stericycle, Inc. • 53