Form 10-Q
period 2018-06-30
STERICYCLE INC
filed 2018-08-02
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On July 27, 2018, there were 85,887,780 shares of the Registrant’s Common Stock outstanding.

2018 Q2 10-Q Report	Stericycle, Inc. • 2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$883.3	$917.7	$1,778.3	$1,810.1
Cost of revenues	530.0	536.0	1,066.5	1,059.7
Gross profit	353.3	381.7	711.8	750.4
Selling, general and administrative expenses	290.9	574.0	595.3	828.2
Income (loss) from operations	62.4	(192.3)	116.5	(77.8)
Interest expense, net	(24.6)	(23.7)	(49.6)	(47.0)
Other expense, net	(0.6)	(1.7)	(0.6)	(3.2)
Income (loss) before income taxes	37.2	(217.7)	66.3	(128.0)
Income tax (expense) benefit	(9.6)	73.5	(16.2)	42.4
Net income (loss)	27.6	(144.2)	50.1	(85.6)
Net loss (income) attributable to noncontrolling interests	0.1	0.2	0.1	(0.2)
Net income (loss) attributable to Stericycle, Inc.	27.7	(144.0)	50.2	(85.8)
Mandatory convertible preferred stock dividend	(8.3)	(9.2)	(17.1)	(18.6)
Gain on repurchase of preferred stock	7.2	4.4	14.5	9.0
Net income (loss) attributable to Stericycle, Inc. common shareholders	$26.6	$(148.8)	$47.6	$(95.4)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.31	$(1.74)	$0.56	$(1.12)
Diluted	$0.31	$(1.74)	$0.55	$(1.12)
Weighted average number of common shares outstanding:
Basic	85.6	85.3	85.6	85.2
Diluted	85.8	85.3	85.8	85.2

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q2 10-Q Report	Stericycle, Inc. • 3

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$27.6	$(144.2)	$50.1	$(85.6)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(76.2)	24.1	(59.9)	50.6
Amortization of cash flow hedge into income, net of tax expense ($0.1 and $0.2, and $0.2 and $0.3) for the three and six months ended June 30, 2018 and 2017, respectively)	0.4	0.2	0.5	0.5
Change in fair value of cash flow hedge, net of tax expense ($0.0 and $0.1, and $0.0 and $0.1 for the three and six months ended June 30, 2018 and 2017, respectively)	-	0.2	-	0.2
Total other comprehensive (loss) income	(75.8)	24.5	(59.4)	51.3

Comprehensive loss	(48.2)	(119.7)	(9.3)	(34.3)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.8)	-	(0.7)	0.7
Comprehensive loss attributable to Stericycle, Inc. common shareholders	$(47.4)	$(119.7)	$(8.6)	$(35.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q2 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$45.0	$42.2
Accounts receivable, less allowance for doubtful accounts of $65.9 in 2018 and $65.2 in 2017	629.6	624.1
Prepaid expenses	74.8	80.0
Other current assets	46.4	46.3
Assets held for sale	17.5	20.8
Total Current Assets	813.3	813.4
Property, plant and equipment, less accumulated depreciation of $653.2 in 2018 and $603.2 in 2017	744.4	741.0
Goodwill	3,598.4	3,604.0
Intangible assets, less accumulated amortization of $446.0 in 2018 and $392.5 in 2017	1,698.7	1,791.5
Other assets	59.8	38.4
Total Assets	$6,914.6	$6,988.3
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$112.1	$119.5
Bank overdrafts	6.7	7.0
Accounts payable	205.9	195.2
Accrued liabilities	621.2	588.1
Other current liabilities	55.0	54.5
Liabilities held for sale	0.5	5.1
Total Current Liabilities	1,001.4	969.4
Long-term debt, net	2,535.7	2,615.3
Deferred income taxes	357.4	371.1
Long-term taxes payable	56.8	55.8
Other liabilities	61.7	68.1
Total Liabilities	4,013.0	4,079.7

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, 0.6 and 0.7 issued and outstanding in 2018 and 2017, respectively	-	-
Common stock (par value $0.01 per share, 120.0 shares authorized, 85.7 and 85.5 issued and outstanding in 2018 and 2017, respectively)	0.9	0.9
Additional paid-in capital	1,145.1	1,153.2
Retained earnings	2,090.1	2,029.5
Accumulated other comprehensive loss	(345.8)	(287.0)
Total Stericycle, Inc.’s Equity	2,890.3	2,896.6
Noncontrolling interests	11.3	12.0
Total Equity	2,901.6	2,908.6
Total Liabilities and Equity	$6,914.6	$6,988.3

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q2 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$50.1	$(85.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	63.5	58.3
Intangible amortization	64.8	58.6
Stock-based compensation expense	12.8	11.9
Deferred income taxes	(13.6)	(137.9)
Asset impairment charges and loss on disposal of assets held for sale	18.9	13.2
Other, net	(1.5)	0.5
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(23.5)	5.2
Prepaid expenses	(2.6)	(20.2)
Accounts payable	13.8	(1.7)
Accrued liabilities	39.2	333.8
Other assets and liabilities	9.1	2.8
Net cash provided by operating activities	231.0	238.9
INVESTING ACTIVITIES:
Capital expenditures	(64.0)	(63.1)
Payments for acquisitions, net of cash acquired	(29.0)	(21.1)
Proceeds from sale of business	8.2	-
Other, net	1.4	0.4
Net cash used in investing activities	(83.4)	(83.8)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(29.8)	(33.3)
Proceeds from foreign bank debt	6.9	1.9
Repayment of foreign bank debt	(11.6)	(11.0)
Repayment of term loan	(23.8)	(50.0)
Proceeds from senior credit facility	707.4	899.0
Repayment of senior credit facility	(766.7)	(925.0)
Proceeds from (repayments of) bank overdrafts, net	0.2	(1.8)
Payments of capital lease obligations	(2.7)	(1.8)
Proceeds from issuance of common stock, net of shares withheld for taxes	8.8	4.4
Payments for repurchase of mandatory convertible preferred stock	(14.8)	(22.1)
Dividends paid on mandatory convertible preferred stock	(17.1)	(18.6)
Payments to noncontrolling interest	-	(0.7)
Net cash used in financing activities	(143.2)	(159.0)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	3.9
Net change in cash and cash equivalents	2.8	-
Cash and cash equivalents at beginning of period	42.2	44.2
Cash and cash equivalents at end of period	$45.0	$44.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$21.7	$15.2
Capital expenditures in accounts payable	$5.5	$4.0
Interest paid during the period, net of capitalized interest	$42.5	$42.4
Income taxes paid during the period, net of refunds	$18.4	$97.2

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q2 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	0.7	$-	85.2	$0.8	$1,166.5	$2,006.1	$(367.6)	$10.6	$2,816.4
Net income						42.4		0.6	43.0
Currency translation adjustment							79.3	1.2	80.5
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options and employee stock purchases, net of shares withheld for tax			0.3	0.1	17.2				17.3
Purchase and cancellation of convertible preferred stock	-	-			(51.5)	17.3			(34.2)
Preferred stock dividend						(36.3)			(36.3)
Stock compensation expense					21.3				21.3
Reduction to noncontrolling interests due to additional ownership					(0.3)			(0.4)	(0.7)
Balance as of December 31, 2017	0.7	-	85.5	0.9	1,153.2	2,029.5	(287.0)	12.0	2,908.6
Net income						50.2		(0.1)	50.1
Currency translation adjustment							(59.3)	(0.6)	(59.9)
Change in qualifying cash flow hedge, net of tax							0.5	-	0.5
Issuance of common stock for exercise of options and employee stock purchases, net of shares withheld for tax			0.2	-	8.4				8.4
Purchase and cancellation of convertible preferred stock	(0.1)	-			(29.3)	14.5			(14.8)
Preferred stock dividend						(17.1)			(17.1)
Stock compensation expense					12.8				12.8
Cumulative effect of new accounting standard (see Note 1)						13.0			13.0
Balance as of June 30, 2018	0.6	$-	85.7	$0.9	$1,145.1	$2,090.1	$(345.8)	$11.3	$2,901.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q2 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

Unless the context requires otherwise, “Company”, “Stericycle”, "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a multi-national business-to-business services company with a focus on regulated and compliance solutions for healthcare, retail, and commercial businesses.  This includes the collection and processing of regulated and specialized waste for disposal and the collection of personal and confidential information for secure destruction, plus a variety of training, consulting, recall/return, communication, and compliance services.

We were incorporated in 1989.  Today, we maintain operations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Republic of Korea, Romania, Singapore, Spain, and the United Kingdom and serve a diverse customer base of more than one million.

Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying Condensed Consolidated Financial Statements include the accounts of Stericycle, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company's Condensed Consolidated Financial Statements were prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control.  Outside shareholders' interests in subsidiaries are shown on the Condensed Consolidated Financial Statements as “Noncontrolling interests."

The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made.  These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and

2018 Q2 10-Q Report	Stericycle, Inc. • 8

accompanying notes.  Some areas where we make estimates include our allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, intangible asset valuations and goodwill impairment.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from our estimates.

The following information updates the description of significant accounting policies contained in Note 1 –  Basis of Presentation and Summary of Significant Accounting Policies in our Consolidated Financial Statements included in the Company’s 2017 Form 10-K.

Adoption of New Accounting Standards:

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method for all contracts that were not completed as of the date of adoption. The results of operations for reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605 Revenue Recognition, which is also referred to herein as “legacy U.S. GAAP” or historical guidance.

The impact of adopting ASC 606 relates to (i) the deferral of certain costs associated with obtaining contracts with customers, which were previously expensed as incurred, but under the new guidance are capitalized as Other current assets and Other assets and amortized to Selling, general and administrative expenses (“SG&A”) over the expected period of benefit to be received, (ii) the write off of deferred installation costs, which were capitalized as Prepaid expenses under legacy U.S. GAAP but are expensed as incurred under ASC 606 and (iii) an increase in Deferred income tax liabilities with respect to the tax impact associated with these items.  We recognized a net increase to Retained earnings of $13.0 million as of January 1, 2018 for the cumulative effect of adopting ASC 606.  This was comprised of $22.9 million associated with the capitalization of contract acquisition costs offset by a $4.9 million write off of deferred installation costs and $5.0 million to recognize Deferred income tax liabilities.

The impact to Income from operations from the adoption of ASC 606 was a decrease in SG&A of $2.7 million and $6.3  million for the three and six months ended June 30, 2018, respectively.

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

2018 Q2 10-Q Report	Stericycle, Inc. • 9

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

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  This guidance will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months.  ASU 2016-02 also requires certain quantitative and qualitative disclosures.  Accounting guidance for lessors is largely unchanged.  The guidance should be applied on a modified retrospective basis.  This ASU is effective for the Company beginning January 1, 2019.  During the second quarter of 2017, the Company engaged a third party service provider to assist us in our implementation of the new leases standard.  The Company is continuing to gather, document and analyze lease agreements related to this ASU and anticipates recognizing material right-of-use assets and related liabilities upon adoption.  We have selected and are beginning the process of implementing a software package to manage and account for leases under the new guidance.  Additionally, the Company is continuing to monitor industry activities and any additional guidance provided by or changed by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

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

2018 Q2 10-Q Report	Stericycle, Inc. • 10

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

Stranded Tax Effects

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) to be reclassified to retained earnings.  ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018.  We will adopt ASU 2018-02 on January 1, 2019.  The adoption of ASU 2018-02 will result in a reclassification between accumulated other comprehensive income and retained earnings, and will have no impact on our results of operations or financial position.

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

The Company provides regulated and compliance services, which include the collection and processing of regulated and specialized waste for disposal, the collection of personal and confidential information for secure destruction, recall and returns (“Expert Solutions”) and communication services.  The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.

The Company recognizes revenue by applying the right to invoice practical expedient as our right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for our Medical Waste Solutions and Secure Information Destruction Services are recognized upon waste collection.  Our Compliance Solution revenues are recognized over the contractual service period.  Revenues from Hazardous Waste Solutions and Manufacturing and Industrial Services are recognized at the time the waste is received by a facility with an appropriate permit, either our processing facility or a third party.  Revenues from Communication Services and Expert Solutions are recorded as the services are performed.

Our customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g. weekly, monthly or on an as needed basis over the contract term.  Under the contract terms, the

2018 Q2 10-Q Report	Stericycle, Inc. • 11

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

Disaggregation of Revenues

The following table presents our revenues disaggregated by service and primary geographical regions, and includes a reconciliation of disaggregated revenue to revenue reported by our reportable segments, Domestic and Canada Regulated Waste and Compliance Services (“RCS”) and International RCS:

In millions
	Three Months Ended June 30, 2018
Reportable Segment	Domestic and Canada RCS		International RCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$284.3	$9.9	$65.0	$49.1	$-	$408.3
Hazardous Waste Solutions	75.5					75.5
Manufacturing and Industrial Services	65.1	5.7	6.2	11.2		88.2
Secure Information Destruction Services	179.6	16.6	30.7	3.1		230.0
Communication Services		4.7	4.0		36.0	44.7
Expert Solutions		3.1	2.3		31.2	36.6
Total	$604.5	$40.0	$108.2	$63.4	$67.2	$883.3

In millions
	Six Months Ended June 30, 2018
Reportable Segment	Domestic and Canada RCS		International RCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$577.1	$19.7	$130.3	$101.1	$-	$828.2
Hazardous Waste Solutions	153.0					153.0
Manufacturing and Industrial Services	123.9	11.2	14.9	24.0		174.0
Secure Information Destruction Services	349.9	32.8	61.1	6.1		449.9
Communication Services		9.2	9.3		75.7	94.2
Expert Solutions		6.2	5.1		67.7	79.0
Total	$1,203.9	$79.1	$220.7	$131.2	$143.4	$1,778.3

Accounts Receivable

Accounts receivable are recorded when invoiced or when goods or services are provided.  The carrying value of our receivables is presented net of an allowance for doubtful accounts.  We estimate our allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is

2018 Q2 10-Q Report	Stericycle, Inc. • 12

adjusted accordingly.  Past-due receivable balances are written off when our collection efforts have been exhausted.

Contract Liabilities

We record a contract liability when cash payments are received or due in advance of our services being performed.  The majority of the contract liability is classified as current in Other current liabilities on the Condensed Consolidated Balance Sheets since amounts are generally earned in the subsequent quarter.  The contract liability at June 30, 2018 was $17.4 million.  As of March 31, 2018 and December 31, 2017, the contract liability was $18.1 million and $17.9 million, respectively.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over the estimated period of benefit to be received from the cost, over a weighted average period of 6.3 years.

We had $6.8 million and $22.4 million of contract acquisition costs, related to deferred sales incentives included in Other current assets and Other assets, respectively, on the Condensed Consolidated Balance Sheet as of June 30, 2018.  During the three and six months ended June 30, 2018, we amortized $1.6 million and $3.2 million, respectively, of deferred sales incentives to SG&A.

NOTE 3 – ACQUISITIONS

Acquisitions

During the six months ended June 30, 2018, the Company completed 15 acquisitions of businesses under the current guidance.

The following table summarizes the locations, services, and type of acquisitions for the six months ended June 30, 2018:

		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction
United States	15	1	14
Total	15	1	14

The following table summarizes the acquisition date fair value of consideration transferred for current year acquisitions and the adjustment to the consideration transferred for the prior year acquisitions during the six months ended June 30, 2018:

In millions
	Six Months Ended June 30, 2018
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Cash, net of cash acquired	$29.0	$-	$29.0
Promissory notes	21.5	-	21.5
Deferred consideration	0.6	-	0.6
Contingent consideration	-	(0.4)	(0.4)
Total purchase price	$51.1	$(0.4)	$50.7

2018 Q2 10-Q Report	Stericycle, Inc. • 13

For financial reporting purposes, our acquisitions were accounted for using the acquisition method of accounting.  These acquisitions resulted in the recognition of goodwill in our financial statements, reflecting the excess of the purchase price paid over the fair value of the net assets acquired from these businesses that we believe are complementary to our existing operations and fit our growth strategy.  During the six months ended June 30, 2018, we recognized an increase in goodwill of $31.6 million related to current year acquisitions, excluding the effect of foreign currency translation, which will be deductible for income taxes.

During the six months ended June 30, 2018, we recognized an increase in estimated fair value of acquired customer relationships from current year acquisitions of $17.2 million, excluding the effect of foreign currency translation, with amortizable lives of 10 to 30 years.

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

The following table summarizes the preliminary purchase price allocations for current year acquisitions and adjustments to purchase price allocations for prior year acquisitions for the six months ended June 30, 2018:

In millions
	Six Months Ended June 30, 2018
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$1.5	$4.7	$6.2
Intangibles	17.2	0.6	17.8
Goodwill	31.6	(7.3)	24.3
Net other assets and liabilities	0.8	1.6	2.4
Total purchase price allocation	$51.1	$(0.4)	$50.7

The results of operations of these acquired businesses have been included in the Condensed Consolidated Statements of Income (Loss) from the date of the acquisitions.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s condensed consolidated results of operations.

NOTE 4 – RESTRUCTURING, DIVESTITURES AND ASSETS HELD FOR SALE

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation with the objective to improve long-term operational and financial performance which we expect to complete by 2022, see Note 3 - Restructuring, Divestitures, and Assets Held For Sale to our Consolidated Financial Statements included in the 2017 Form 10-K.  We anticipate we will incur approximately $20.0 million of employee termination charges in connection with this restructuring, of which $8.0 million and $1.0 million is expected to impact our Domestic and Canada RCS and International

2018 Q2 10-Q Report	Stericycle, Inc. • 14

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

Divestitures and Assets Held for Sale

During the six months ended June 30, 2018, the Company completed the sale of a business in the U.K. for consideration of approximately $11.5 million of which $8.2 million was received in cash and $3.3 million is held in escrow. Prior to sale, we had recorded total non-cash impairment charges of $14.8 million in connection with reclassifying the assets and liabilities as held for sale and subsequent changes in the fair value of these assets: $0.1 million and $4.2 million during the three and six months ended June 30, 2018; $6.8 million for the year ended December 31, 2017; and $3.8 million for the year ended December 31, 2016. These charges were included in SG&A in the Condensed Consolidated Statements of Income (Loss) in the respective periods.

During the six months ended June 30, 2017, we sold certain assets in the U.K. for $1.2 million, resulting in a pre-tax loss of $3.6 million ($2.9 million, net of tax), relating to non-cash asset impairment charges arising from changes in the fair value of assets held for sale, which is included in SG&A in the Condensed Consolidated Statements of Income (Loss).

During the three months ended June 30 2018, we entered into an agreement to sell a business that was part of our Domestic and Canada RCS reportable segment, which closed on August 1, 2018.  The assets and liabilities of this business were classified as held for sale as of June 30, 2018 on the Condensed Consolidated Balance Sheets.  For the three and six months ended June 30, 2018, we recorded non-cash impairment charges of $6.9 million in SG&A in the Condensed Consolidated Statements of Income (Loss) in connection with reclassifying the assets and liabilities as held for sale.

2018 Q2 10-Q Report	Stericycle, Inc. • 15

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

In millions
	June 30, 2018	December 31, 2017
Total current assets	$2.1	$7.7
Fixed assets	1.0	8.5
Goodwill	-	1.6
Intangibles	14.4	2.6
Other assets	-	0.4
Assets held for sale	$17.5	$20.8

Total current liabilities	$0.5	$4.7
Deferred income taxes	-	0.4
Liabilities held for sale	$0.5	$5.1

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations as of June 30, 2018 and December 31, 2017.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment and for the “All Other” category were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Balance as of January 1, 2017	$2,811.8	$498.4	$280.8	$3,591.0
Goodwill acquired during year	36.9	4.9	4.7	46.5
Purchase accounting adjustments	(10.1)	1.2	1.5	(7.4)
Impairments during the year	-	(65.0)	-	(65.0)
Write-offs related to disposition and assets held for sale	-	(7.1)	-	(7.1)
Changes due to foreign currency fluctuations	11.6	34.4	-	46.0
Balance as of December 31, 2017	2,850.2	466.8	287.0	3,604.0
Goodwill acquired during period	31.6	-	-	31.6
Purchase accounting adjustments	(6.4)	-	(0.9)	(7.3)
Write-offs related to disposition and assets held for sale	(5.8)	(0.1)		(5.9)
Changes due to foreign currency fluctuations	(6.5)	(17.5)	-	(24.0)
Balance as of June 30, 2018	$2,863.1	$449.2	$286.1	$3,598.4

Current period adjustments to goodwill for certain prior year acquisitions are primarily due to the finalization of intangible asset valuations among other opening balance sheet adjustments.

During the six months ended June 30, 2018, in connection with entering into an agreement to sell a business, which closed on August 1, 2018, we recorded a $5.8 million non-cash write-off of goodwill.

2018 Q2 10-Q Report	Stericycle, Inc. • 16

Other Intangible Assets:

As of June 30, 2018 and December 31, 2017, the values of other intangible assets were as follows:

In millions
	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,590.0	$435.7	$1,154.3	$1,613.4	$381.4	$1,232.0
Covenants not-to-compete	7.7	6.3	1.4	7.9	5.9	2.0
Tradenames	4.0	1.1	2.9	6.0	1.8	4.2
Other	12.0	2.9	9.1	17.0	3.4	13.6
Indefinite lived intangibles:
Operating permits	216.3	-	216.3	222.3	-	222.3
Tradenames	314.7	-	314.7	317.4	-	317.4
Total	$2,144.7	$446.0	$1,698.7	$2,184.0	$392.5	$1,791.5

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of January 1, 2017	$1,862.0
Intangible assets acquired during the year	28.2
Valuation adjustments for prior year acquisitions	7.9
Write-offs due to disposition and amounts reclassified to assets held for sale	(2.6)
Impairments during the year	(21.0)
Amortization during the year	(118.4)
Changes due to foreign currency fluctuations	35.4
Balance as of December 31, 2017	1,791.5
Intangible assets acquired during the period	17.2
Valuation adjustments for prior year acquisitions	0.6
Write-offs due to disposition and amounts reclassified to assets held for sale	(14.9)
Impairments during the period	(5.2)
Amortization during the period	(64.8)
Changes due to foreign currency fluctuations	(25.7)
Balance as of June 30, 2018	$1,698.7

During the six months ended June 30, 2018, in connection with entering into an agreement to sell a business, which closed on August 1, 2018, we reclassified $14.4 million of customer relationship intangibles to Assets held for sale and recorded a $0.5 million non-cash write-off of customer relationship intangibles.

During the six months ended June 30, 2018, we impaired $1.0 million of tradenames, $1.2 million of operating permits, and $3.0 million of customer relationships in our International RCS segment, due to decisions to rationalize certain operations.

Our indefinite-lived intangible assets include permits and certain tradenames.  We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal

2018 Q2 10-Q Report	Stericycle, Inc. • 17

additional cost, and therefore these are not amortized. We perform our annual impairment test as of October 1.

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives ranging from 10 to 30 years, based upon the type of customer, and a weighted average remaining useful life of 11.2 years.  We have covenants not-to-compete with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 2.5 years.  Our tradenames have useful lives ranging from 4 to 40 years and a weighted average remaining useful life of 17.8 years.  Other intangibles mainly consist of landfill air rights with a remaining useful life of 16.3 years.

During the three months ended June 30, 2018 and 2017, the aggregate intangible asset amortization expense was $32.9 million, and $29.5 million, respectively.  During the six months ended June 30, 2018 and 2017, the aggregate intangible asset amortization expense was $64.8 million, and $58.6 million, respectively.

The estimated amortization expense for each of the next five years (based upon exchange rates at June 30, 2018) is as follows for the years ended December 31:

In millions
2018	$127.7
2019	$127.4
2020	$126.7
2021	$126.3
2022	$125.7

NOTE 6 – DEBT

Long-term debt consisted of the following:

In millions
	June 30, 2018	December 31, 2017
Obligations under capital leases	$23.8	$9.4
$1.2 billion senior credit facility weighted average rate 3.45% at 2018 and 2.55% at 2017, due in 2022	410.1	471.7
$950 million term loan weighted average rate 3.45% at 2018 and 2.83% at 2017, due in 2022	926.3	950.0
$125 million private placement notes 3.18% at 2018 and 2.68% at 2017, due in 2019	125.0	125.0
$225 million private placement notes 4.97% at 2018 and 4.47% at 2017, due in 2020	225.0	225.0
$150 million private placement notes 3.39% at 2018 and 2.89% at 2017, due in 2021	150.0	150.0
$125 million private placement notes 3.76% at 2018 and 3.26% at 2017, due in 2022	125.0	125.0
$200 million private placement notes 3.22% at 2018 and 2.72% at 2017, due in 2022	200.0	200.0
$100 million private placement notes 3.29% at 2018 and 2.79% at 2017, due in 2023	100.0	100.0
$150 million private placement notes 3.68% at 2018 and 3.18% at 2017, due in 2023	150.0	150.0
Promissory notes and deferred consideration weighted average rate 1.69% at 2018 and 1.49% at 2017 and weighted average maturity 3.0 years at 2018 and 2.9 years at 2017	146.2	155.9
Foreign bank debt weighted average rate 5.37% at 2018 and 6.11% at 2017 and weighted average maturity 2.5 years at 2018 and 1.7 years at 2017	77.3	85.2
Total debt	2,658.7	2,747.2
Less: current portion of total debt	112.1	119.5
Less: unamortized debt issuance costs	10.9	12.4
Long-term portion of total debt	$2,535.7	$2,615.3

2018 Q2 10-Q Report	Stericycle, Inc. • 18

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At June 30, 2018, we were in compliance with all of our financial debt covenants.  Our senior credit facility, term loan, and private placement notes rank pari passu to each other and all other unsecured debt obligations.

At June 30, 2018 and December 31, 2017, we had $126.1 million and $130.8 million, respectively, committed to outstanding letters of credit under our senior credit facility.  The unused portion of the revolving credit facility was $663.8 million and $597.5 million at June 30, 2018 and December 31, 2017, respectively.

The obligations under the senior credit facility, term loan, and the private placement notes agreements are unsecured.  All of these agreements contain a financial covenant to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 at the end of any fiscal quarter.  Following the $295.0 million payment with respect to the small quantity medical waste customer class action settlement (see Note 14 – Legal Proceedings), and provided the pro-forma Consolidated Leverage Ratio, which includes the impact of the payment, is at least 3.50 to 1, the Company has the option to adjust the requirement to 4.00 to 1.00, on or before September 30, 2018. The Company paid the $295.0 million settlement on July 6, 2018 and plans to exercise this option in the third quarter of 2018.

On March 23, 2018, the Company entered into certain amendments to its senior credit facility, term loan, and private placement note agreements related to the definition of EBITDA (as described in the credit agreements).  The amendments allow for certain add-backs, up to a maximum of $200.0 million on a trailing twelve month basis, related to cash charges associated with Business Transformation, operational optimization and litigation matters, to the calculation of EBITDA for debt covenant compliance purposes. These amendments are in effect from January 1, 2018 through December 31, 2019.  The interest rate calculation related to these agreements is subject to adjustment based on unadjusted leverage, which is calculated excluding the add-backs.  If this unadjusted leverage is above 4.00, the interest rate on the senior credit facility and term loan would increase by 0.25%.  If the unadjusted leverage is above 3.75, the interest rate on the private placement notes would increase by:

a)	0.50% if the Company has a rating of BBB or better by S&P (or an equivalent rating by another rating agency),
b)	an additional 0.25% if the Company has a rating of BBB- by S&P (or an equivalent rating by another rating agency), for a total of 0.75% above the rate otherwise applicable to such series of notes, and
c)

an additional 0.50% if the Company has no rating or a rating of BB+ or worse by S&P (or an equivalent rating by another rating agency), for a total of 1.25% above the rate otherwise applicable to such series of notes.

During the three months ended June 30, 2018, the Company had triggered the interest rate adjustment related to the private placement notes and as a result the interest rate was increased by 0.5%.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” and accounted for the refinance as a modification in the first quarter of 2018.

2018 Q2 10-Q Report	Stericycle, Inc. • 19

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2018 and 2017 were 25.8% and 33.8%, respectively. The effective tax rates for the six months ended June 30, 2018 and 2017 were 24.4% and 33.1%, respectively. The decrease in the tax rate for both periods, when compared to the period of the prior year, is primarily the result of the reduction in the United States (“U.S.”) federal tax rate from 35.0% to 21.0% in accordance with the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) effective for tax years beginning after December 31, 2017. Also impacting the rate for the six months ended June 30, 2018 were adjustments to reserves for uncertain tax positions and deferred tax adjustments.

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017.  As of June 30, 2018, we have not made any additional measurement-period adjustments related to these items.  Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the U.S. Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act.  We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the fourth quarter of 2018.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure financial assets and liabilities that are carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets:

In millions
		Fair Value Measurements Using
	Total as of June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.3	$-	$0.3	$-
Total assets	$0.3	$-	$0.3	$-
Liabilities:
Contingent consideration	$10.5	$-	$-	$10.5
Total liabilities	$10.5	$-	$-	$10.5

2018 Q2 10-Q Report	Stericycle, Inc. • 20

In millions
		Fair Value Measurements Using
	Total as of December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.4	$-	$0.4	$-
Total assets	$0.4	$-	$0.4	$-
Liabilities:
Contingent consideration	$12.4	$-	$-	$12.4
Total liabilities	$12.4	$-	$-	$12.4

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

As of June 30, 2018 and December 31, 2017, we recorded an asset of $0.3 million and $0.4 million, respectively, related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets as of June 30, 2018.  The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $10.5 million as of June 30, 2018, of which $2.8 million was classified as Other current liabilities.  Contingent consideration liabilities were $12.4 million at December 31, 2017, of which $4.6 million was classified as Other current liabilities.  Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur.  These events are usually the achievement of targets for revenues, earnings, or other milestones related to the business acquired.  We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.  The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance.  If the financial performance measures were all fully met, our maximum liability would be $13.6 million at June 30, 2018.  Contingent consideration liabilities are reassessed each reporting period and are reflected on the Condensed Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

Changes to contingent consideration were as follows:

In millions
Contingent consideration as of January 1, 2017	$24.1
Increase due to current year acquisitions	0.1
Purchase accounting adjustments	(9.6)
Decrease due to payments	(1.5)
Change in fair value reflected in Selling, general, and administrative expenses	(0.4)
Changes due to foreign currency fluctuations and other	(0.3)
Contingent consideration as of December 31, 2017	12.4
Purchase accounting adjustments	(0.4)
Decrease due to payments	(1.3)
Change in fair value reflected in Selling, general, and administrative expenses	0.4
Changes due to foreign currency fluctuations	(0.6)
Contingent consideration as of June 30, 2018	$10.5

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions or the remeasurement of assets resulting in impairment charges.  See Note 3 – Acquisitions

2018 Q2 10-Q Report	Stericycle, Inc. • 21

and Note 4 – Restructuring, Divestitures and Assets Held for Sale, for further discussion on the fair value of assets and liabilities associated with acquisitions and assets held for sale.

Fair Value of Debt: At June 30, 2018, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.62 billion compared to a carrying amount of $2.66 billion.  At December 31, 2017, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.74 billion compared to a carrying amount of $2.75 billion.  The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

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

At June 30, 2018 the total environmental remediation liabilities recorded were $31.0 million, of which $4.8 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets.  At December 31, 2017, the total environmental remediation liabilities recorded were $30.8 million, of which $5.7 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets.  We project payments over approximately 30 years.

During the second quarter of 2017, we recorded an environmental liability of $2.0 million related to a portion of a hazardous waste facility in Mexico.  We continue to assess the level of remediation, as well as other potentially responsible parties, and will adjust our estimate in the future as appropriate.

2018 Q2 10-Q Report	Stericycle, Inc. • 22

NOTE 10 – STOCK-BASED COMPENSATION

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and the Employee Stock Purchase Plan (“ESPP”) included in the Condensed Consolidated Statements of Income:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative - stock option plan	$2.9	$3.8	$5.9	$7.9
Selling, general and administrative - RSUs	1.7	1.6	3.8	3.0
Selling, general and administrative - PSUs	1.0	0.2	2.6	0.4
Selling, general and administrative - ESPP	0.1	0.3	0.5	0.6
Total pre-tax expense	$5.7	$5.9	$12.8	$11.9

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.  Stock option activity for the six months ended June 30, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2018	5,393,417	$96.91
Granted	360,670	62.05
Exercised	(128,818)	53.79
Forfeited	(132,902)	103.69
Canceled or expired	(201,153)	105.26
Outstanding as of June 30, 2018	5,291,214	$95.09	4.38	$10.4
Exercisable as of June 30, 2018	3,778,657	$94.13	3.73	$9.2

At June 30, 2018, there was $25.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.98 years.

For the three months ended June 30, 2018 and 2017, the intrinsic value of options exercised was $0.9 million and $0.4 million, respectively.  For the six months ended June 30, 2018 and 2017, the intrinsic value of options exercised was $1.5 million and $3.3 million, respectively.  The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

2018 Q2 10-Q Report	Stericycle, Inc. • 23

The Company uses historical data to estimate expected life and volatility.  The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options granted (shares)	21,836	11,185	360,670	436,784
Weighted average fair value at grant date	$16.79	$19.97	$16.87	$19.54
Assumptions:
Expected term (in years)	4.89	4.83	4.89	4.82
Expected volatility	25.54%	22.78%	25.34%	22.67%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	2.70%	1.80%	2.58%	1.90%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period.  RSUs generally vest over five years.

A summary of the status of our non-vested RSUs and changes during the six months ended June 30, 2018, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested at January 1, 2018	267,297	$89.74
Granted	290,980	62.19
Vested and Released	(58,386)	88.29
Forfeited	(35,786)	76.19
Non-vested as of June 30, 2018	464,105	$73.42	2.31	$30.3

At June 30, 2018, there was $29.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.94 years.  The fair value of RSUs that vested during the six months ended June 30, 2018 was $3.9 million.

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

Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date.

2018 Q2 10-Q Report	Stericycle, Inc. • 24

A summary of the status of our non-vested PSUs and changes during the six months ended June 30, 2018, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	11,149	$82.85
Granted	129,418	63.82
Vested and Released	-	-
Forfeited	(18,752)	75.40
Non-vested as of June 30, 2018	121,815	$63.79

At June 30, 2018, there was $5.0 million of total unrecognized compensation expense related to the 2018 installments of PSUs. At June 30, 2018, approximately 327,000 of additional installments of PSUs exist which will vest based on achievement of performance goals to be established for fiscal years 2019 through 2021.

NOTE 11 – PREFERRED STOCK

At June 30, 2018, we had 1,000,000 authorized shares of preferred stock and 643,190 shares issued and outstanding of mandatory convertible preferred stock.

We declared and paid dividends of $8.3 million and $9.2 million to the preferred stock shareholders during the three months ended June 30, 2018 and 2017, respectively.

We declared and paid dividends of $17.1 million and $18.6 million to the preferred stock shareholders during the six months ended June 30, 2018 and 2017, respectively.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the six months ended June 30, 2018:

In millions, except share and per share data
	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
January 1 - January 31, 2018	-	$-	$-
February 1 - February 28 , 2018	151,900	7.4	49.05
March 1 - March 31 , 2018	-	-	-
April 1 - April 30 , 2018	-	-	-
May 1 - May 31 , 2018	150,000	7.4	$49.24
June 1 - June 30 , 2018	-	-	-
Total	301,900	$14.8	$49.14

For the six months ended June 30, 2018 and 2017, repurchases of our mandatory convertible preferred stock resulted in a $14.5 million and $9.0 million, respectively, increase in retained earnings, as we redeemed the preferred stock at a discount.  The 301,900 depository shares are equivalent to 30,190 units of preferred stock.

The mandatory convertible preferred stock will convert to common shares in September 2018.

2018 Q2 10-Q Report	Stericycle, Inc. • 25

NOTE 12 – EARNINGS (LOSS) PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Stericycle, Inc.	$27.7	$(144.0)	$50.2	$(85.8)
Mandatory convertible preferred stock dividend	(8.3)	(9.2)	(17.1)	(18.6)
Gain on repurchase of preferred stock	7.2	4.4	14.5	9.0
Numerator for basic earnings (loss) per share attributable to Stericycle, Inc. common shareholders	$26.6	$(148.8)	$47.6	$(95.4)
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	85.6	85.3	85.6	85.2
Effect of dilutive securities:
Stock-based compensation awards	0.2	-	0.2	-
Mandatory convertible preferred stock (1)	-	-	-	-
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and after assumed exercises	85.8	85.3	85.8	85.2
Earnings (loss) per share – Basic	$0.31	$(1.74)	$0.56	$(1.12)
Earnings (loss) per share – Diluted (2)	$0.31	$(1.74)	$0.55	$(1.12)
(1)

The weighted average common shares (in thousands) issuable upon the assumed conversion of the mandatory convertible preferred stock totaling 4,765 and 5,151 for the three months ended June 30, 2018 and 2017, respectively, and 4,833 and 5,207 for the six months ended June 30, 2018 and 2017, respectively, were excluded from the computation of diluted earnings (loss) per share as such conversion would have been anti-dilutive.

2018 Q2 10-Q Report	Stericycle, Inc. • 26

(2)	Due to the net loss for the three and six months ended June 30, 2017, dilutive loss per share is the same as basic.

For the three and six months ended June 30, 2018, options to purchase shares (in thousands) of 4,769 and 4,730, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2017, options to purchase shares (in thousands) of 4,776 and 4,713, respectively, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2017, 327 and 329, respectively, incremental shares (in thousands) related to stock options were not included in the computation of diluted loss per share because of the net loss during each of these periods.

For the three and six months ended June 30, 2018, RSUs (in thousands) of 171 and 55, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2017, RSUs (in thousands) of 46 and 48, respectively, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  For the three and six months ended June 30, 2017, incremental shares related to RSUs (in thousands) of 21 and 20, respectively, were not included in the computation of diluted loss per share because of the net loss during each of these periods.

During the three and six months ended June 30, 2018 and 2017, all of the Company’s outstanding PSUs were subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period.  These outstanding PSUs were excluded from the earnings (loss) per share calculation for the three and six months ended June 30, 2018 and 2017, as the performance conditions were not satisfied as of the end of the respective periods.

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

2018 Q2 10-Q Report	Stericycle, Inc. • 27

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

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Domestic and Canada RCS	$644.5	$649.1	$1,283.0	$1,282.8
International RCS	171.6	180.0	351.9	361.6
All Other	67.2	88.6	143.4	165.7
Total	$883.3	$917.7	$1,778.3	$1,810.1
Gross Profit
Domestic and Canada RCS	$264.2	$284.9	$524.7	$563.0
International RCS	57.0	56.5	119.8	115.0
All Other	32.1	40.3	67.3	72.4
Total	$353.3	$381.7	$711.8	$750.4
Depreciation
Domestic and Canada RCS	$19.8	$16.0	$37.7	$33.2
International RCS	7.4	7.8	14.7	15.6
All Other	5.5	5.4	11.1	9.5
Total	$32.7	$29.2	$63.5	$58.3
Intangible Amortization
Domestic and Canada RCS	$24.2	$21.9	$47.4	$43.6
International RCS	6.6	5.5	13.2	10.9
All Other	2.1	2.1	4.2	4.1
Total	$32.9	$29.5	$64.8	$58.6
Adjusted EBITDA
Domestic and Canada RCS	$196.8	$213.4	$386.8	$417.1
International RCS	26.9	26.1	59.9	54.0
All Other	(32.8)	(27.2)	(66.5)	(59.3)
Total	$190.9	$212.3	$380.2	$411.8

2018 Q2 10-Q Report	Stericycle, Inc. • 28

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to Income (loss) from operations:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic and Canada RCS Adjusted EBITDA	$196.8	$213.4	$386.8	$417.1
International RCS Adjusted EBITDA	26.9	26.1	59.9	54.0
All Other Adjusted EBITDA	(32.8)	(27.2)	(66.5)	(59.3)
Depreciation	(32.7)	(29.2)	(63.5)	(58.3)
Business Transformation	(21.8)	-	(43.9)	-
Intangible Amortization	(32.9)	(29.5)	(64.8)	(58.6)
Acquisition and Integration	(1.8)	(11.2)	(5.9)	(22.7)
Operational Optimization	(7.0)	(25.5)	(15.9)	(36.4)
Divestitures	(13.0)	(3.6)	(17.1)	(3.6)
Litigation, Settlements and Regulatory Compliance	(16.4)	(301.7)	(43.9)	(303.6)
Other	(2.9)	(3.9)	(8.7)	(6.4)
Income (loss) from operations	$62.4	$(192.3)	$116.5	$(77.8)

The following table presents consolidated revenues by service:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Regulated Waste and Compliance Services	$483.8	$512.2	$981.2	$1,023.4
Secure Information Destruction Services	230.0	212.4	449.9	416.5
Communication and Related Services	81.3	102.9	173.2	196.4
Manufacturing and Industrial Services	88.2	90.2	174.0	173.8
Revenues	$883.3	$917.7	$1,778.3	$1,810.1

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

2018 Q2 10-Q Report	Stericycle, Inc. • 29

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

As we disclosed in a current report on Form 8-K filed on August 2, 2017, the terms of the Proposed MDL Settlement provided that the Company would establish a common fund of $295.0 million from which will be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration. It also provided that our existing contracts with customers would remain in force, while we would also establish as part of the Proposed MDL Settlement guidelines for future price increases and provide customers additional transparency regarding such increases. The Proposed MDL Settlement also addressed additional matters, including the availability of alternative dispute resolution for members of the settlement class. In the Proposed MDL Settlement, we admitted no fault or wrongdoing whatsoever.  We entered into the Proposed MDL Settlement in order to avoid the cost and uncertainty of litigation.

In view of the Proposed MDL Settlement, we recorded a pre-tax charge of $295.0 million during the second quarter of 2017.

2018 Q2 10-Q Report	Stericycle, Inc. • 30

On October 17, 2017, the Company executed a definitive written settlement agreement (the “Settlement”), which incorporated the terms of the agreement in principle announced in August 2017. The Settlement incorporated the terms of the Proposed MDL Settlement, described above, and proposes a global resolution of all cases and claims against the Company in the MDL Action, including the allegation that price increases implemented by the Company allegedly violated the contracts between the Company and its customers as well as various state consumer protection statutes. Under the terms of the Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Settlement to avoid the cost and uncertainty of litigation. The Settlement provided that, upon final approval by the Court following a fairness hearing, it would fully and finally resolve all claims against the Company alleged in the MDL Action.

On October 17, 2017, plaintiffs in the MDL Action filed Plaintiffs’ Unopposed Motion for Preliminary Approval of Class Settlement and Approval of Notice Plan. Following a hearing on October 26, 2017, the Court granted preliminary approval of the Settlement and set certain deadlines, including for notification of the class of the terms of the Settlement, the submission of opt-outs or objections to the Settlement, and a fairness hearing.  The fairness hearing was held on March 8, 2018.  The Court granted approval of the Proposed MDL Settlement that same day.  The Court entered final judgment on May 8, 2018.  No appeal was filed, and the Proposed MDL Settlement became finally effective on June 7, 2018 (the “Final Settlement”).  The Company funded the Final Settlement on July 6, 2018.

Certain class members who have opted out of the Final Settlement have filed lawsuits against the Company, and the Company will defend and resolve those actions.  The Company has accrued its estimate of the probable loss for these collective matters, which is not material.

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

2018 Q2 10-Q Report	Stericycle, Inc. • 31

2013 through September 18, 2016. Defendants filed a motion to dismiss the Consolidated Amended Complaint on April 1, 2017. On May 19, 2017, plaintiffs filed a response in opposition to the motion to dismiss and on June 19, 2017, Defendants filed a reply brief in support of their motion.

On March 31, 2018, plaintiffs filed a further Amended Complaint, alleging additional corrective disclosures and extending the purported class period through February 21, 2018.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on May 25, 2018.  The Motion was fully briefed on July 13, 2018, and we await a ruling by the Court.

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

Additional putative derivative action complaints were subsequently filed by purported shareholders, containing similar allegations against certain officers and directors of the Company and naming the Company as nominal defendant.  On March 26, 2018, Alvin Janklow v. Charles A. Alutto, et al., was filed in the Federal District Court for the District of Delaware.  On April 12, 2018, Rick Siu v. Mark C. Miller, et al., was filed in Delaware Chancery Court.  And on April 16, 2018, John Brennan v. Charles A. Alutto, et al., was filed in the Federal District Court for the District of Delaware.  By agreement of the parties, the Siu case was stayed by order of the Court on May 24, 2018, pending resolution of the motion to dismiss the securities class action discussed above.  On May 16, 2018, the Court entered an order consolidating Brennan and Janklow.  On April 18, 2018, the company filed a motion to stay the Janklow case, which

2018 Q2 10-Q Report	Stericycle, Inc. • 32

motion also now applies to Brennan post-consolidation.  That motion is fully briefed. On July 30, 2018, Damon Turney v. Mark C. Miller, et al., was filed in the Federal District Court of the Northern District of Illinois. This purported shareholder previously had made a demand that the Board of Directors take certain actions, as discussed below in the section entitled Shareholder Demand Letter.

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

2018 Q2 10-Q Report	Stericycle, Inc. • 33

On April 5, 2017, plaintiff sought leave to file an amended complaint which would add a claim under the Illinois Automatic Telephone Dialers Act (which does not include an “emergency” exception) and certain additional allegations. We filed an opposition to this motion on April 28, 2017, contending that the proposed amendments are futile and that we are entitled to summary judgment. On June 27, 2017, the court permitted plaintiff to file the amended complaint. We answered plaintiff’s amended complaint, denying liability, and in light of the amended complaint, withdrew our motion for summary judgment without prejudice. The parties conducted discovery, which closed on May 15, 2018.  Motions for Summary Judgment and Plaintiff’s Motion for Class Certification are scheduled to be briefed by the end of 2018.

We intend to vigorously defend ourselves against this lawsuit.

The Company has accrued its estimate of the probable loss for this matter, which is not material.

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

2018 Q2 10-Q Report	Stericycle, Inc. • 34

The Company has accrued its estimate of the probable loss for this matter, which is not material.

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

The Company has accrued its estimate of the probable loss for this matter, which is not material.

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

In June 2018, the Company instituted legal proceedings in Mexico against the company from which it acquired the relevant facility, seeking to hold the seller liable for any remediation as well as lost profits and damages.

The Company has accrued its estimate of the probable loss for this matter, which is not material.

At this time we are unable to reasonably estimate the future cost of any remedial obligations at the facility beyond the preliminary estimate to comply with the ASEA order.

2018 Q2 10-Q Report	Stericycle, Inc. • 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions).  Our actual results could differ significantly from the results described here.  Factors that could cause such differences include changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information we collect from customers, our ability to execute on our Business Transformation initiatives and achieve the anticipated benefits and cost savings, our failure to consummate a strategic alternative transaction with respect to Communication and Related Services, potential charges related to a strategic alternative transaction with respect to Communication and Related Services, or the failure of any such transaction to achieve our desired results, our obligations to service our substantial indebtedness and comply with the covenants and restrictions contained in our private placement notes and our credit agreement, political, economic, inflationary, currency and other risks related to our foreign operations, the outcome of pending or future litigation including litigation with respect to the U.S. Foreign Corrupt Practices Act, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, our failure to maintain an effective system of internal control over financial reporting, disruptions in or attacks on our information technology systems, changes in the demand and price for recycled paper, charges related to our portfolio rationalization strategy or the failure of our portfolio optimization strategy to achieve the desired results, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K and subsequent Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  To the extent permitted under applicable law, we make no commitment to disclose any subsequent revisions to forward-looking statements.

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

Overview

Stericycle is a multinational business-to-business services company with a core purpose to protect people and brands, promote health, and safeguard the environment.  Stericycle works with its customers to ensure regulatory compliance, minimize environmental impact, manage business and personal risk, improve safety, and facilitate communication.  Services include medical waste disposal, secure information destruction, sharps disposal management, hospital waste stream management, OSHA and HIPAA compliance programs, pharmaceutical returns and disposal, hazardous waste management, sustainability services, product recall and retrieval services, and live voice and automated communication solutions.  Stericycle operates in the United States and 19 other countries around the world.

2018 Q2 10-Q Report	Stericycle, Inc. • 36

The following table identifies key strategies and other significant matters impacting our business for the three and six months ended June 30, 2018 and 2017, respectively:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Business Transformation	$21.8	$-	$43.9	$-
Intangible Amortization	32.9	29.5	64.8	58.6
Acquisitions and Integration	1.8	11.2	5.9	22.7
Operational Optimization	7.0	25.5	15.9	36.4
Divestitures	13.0	3.6	17.1	3.6
Litigation, Settlements and Regulatory Compliance	16.4	301.7	43.9	303.6
Capital Allocation	-	-	2.7	-
Other	2.9	3.9	8.7	6.4
Total pre-tax	$95.8	$375.4	$202.9	$431.3

Capital Allocation (Preferred Dividends)	$8.3	$9.2	$17.1	$18.6
Total after-tax	$8.3	$9.2	$17.1	$18.6

Business Transformation

Stericycle is focused on driving long-term growth, profitability, and delivering enhanced shareholder value.  As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multiyear Business Transformation with the objective to improve long-term operational and financial performance.  The Business Transformation is based on a strategic vision to build a best-in-class enterprise performance management (“EPM”) operating model to enable the Company to operate more efficiently, provide an enhanced experience to customers, better capitalize on future growth opportunities and establish greater controls and oversight to drive more consistent results.  Additionally, a key component to the Business Transformation is the implementation of an enterprise resource planning (“ERP”) system which will leverage standard processes throughout the organization to accelerate decision making, expedite acquisition integration, remediate compliance and control issues, and enable real-time analytics.

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

Our Business Transformation is expected to deliver $850.0 million to $1.0 billion of cumulative Adjusted EBITDA benefits over the next five years.  Adjusted Earnings Before Interest, Tax, Depreciation and

2018 Q2 10-Q Report	Stericycle, Inc. • 37

Amortization (“Adjusted EBITDA”) is Income from operations excluding certain specified items, Depreciation and Intangible Amortization.  We expect Adjusted EBITDA benefits of $60.0 million to $65.0 million in 2018, of which we estimate approximately $29.0 million to $32.0 million are expected to be realized in Selling, general and administrative expenses (“SG&A”) and the remainder will be realized as additional Gross profit. Benefits of $43.0 million to $46.0 million and $9.0 million to $10.0 million are expected to be realized in our Domestic and Canada RCS and International RCS reportable segments, respectively, with the remainder expected to be realized in All Other. During the three and six months ended June 30, 2018, consistent with our expectations, we achieved $15.9 million and $23.9 million in total Adjusted EBITDA benefits, of which, $11.4 million and $14.8 million was achieved in SG&A and $4.5 and $9.1 was realized in Gross profit increases, respectively. During the three and six months ended June 30, 2018, $11.0 million and $16.2 million was realized in our Domestic and Canada RCS and $2.1 million and $2.9 million in our International RCS reportable segments, respectively, with the remainder for both periods being realized in All Other.

Business Transformation related expenses and charges are expected to be recorded in connection with the following types of costs and activities:

•	Consulting and professional services, including system integration, project management, ERP advisory, and information technology related costs,
•	Internal resources, including project related incentive compensation,
•	Employee terminations,
•	Asset impairments, and
•	Other related expenses.

The Company expects to record approximately $195.0 million to $215.0 million in charges and approximately $80.0 million to $85.0 million of capital expenditures ($275.0 million to $300.0 million in total charges and capital expenditures) over five years.  The majority of charges are expected to relate to consulting and professional services followed by internal resources, employee terminations, asset impairments and other related expenses.  The majority of capital expenditures are expected to be associated with the implementation of the ERP system.

For the three months ended June 30, 2018, we recorded $21.8 million in charges related to the Business Transformation, which included $15.6 million of consulting and professional services, $3.0 million of Transformation Management office charges for internal resources and project related incentive compensation, $1.6 million related to employee severance, and $1.6 million of other related expenses which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the six months ended June 30, 2018, we recorded $43.9 million in charges related to the Business Transformation, which included $33.8 million of consulting and professional services, $5.5 million of Transformation Management office charges for internal resources and project related incentive compensation, $2.1 million related to employee severance, and $2.5 million of other related expenses which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

Since being initiated in the third quarter of 2017, our Business Transformation cumulative charges and capital expenditures are $75.2 million and $14.6 million, respectively.

2018 Q2 10-Q Report	Stericycle, Inc. • 38

Intangible Amortization

For the three months ended June 30, 2018 and 2017, the Company recorded $32.9 million and $29.5 million, respectively, of intangible amortization expense from acquisitions which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the six months ended June 30, 2018 and 2017, the Company recorded $64.8 million and $58.6 million, respectively, of intangible amortization expense from acquisitions which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

Acquisition and Integration

We believe that acquisitions are a steady and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as well as provide opportunity to introduce our additional services to the acquired customers.  In our early history, acquisitions were a key strategy to rapidly building our customer base and route density in the United States.  We have been able to expand internationally through acquisition and now have physical operations in 19 different countries outside the U.S.  Over our history, Stericycle has completed over 500 acquisitions. We expect to continue our acquisition strategy, remaining focused on small, highly accretive, tuck in acquisitions that broaden our various service capabilities while creating value for our shareholders.

The following table summarizes the locations and services of our acquisitions for the six months ended June 30, 2018:

		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction
United States	15	1	14
Total	15	1	14

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

For the three months ended June 30, 2018 and 2017, we recorded $1.8 million and $11.2 million, respectively, of Acquisition and Integration expenses which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the three months ended June 30, 2018, we recorded $2.4 million of acquisition expenses, offset by net other integration expenses of $0.5 million, and a $0.1 million favorable change in the fair value of contingent consideration.

2018 Q2 10-Q Report	Stericycle, Inc. • 39

For the three months ended June 30, 2017, we recorded $1.9 million of acquisition expenses and $9.3 million of integration expenses mostly related to acquisitions completed in the U.S.

For the six months ended June 30, 2018 and 2017, we recorded $5.9 million and $22.7 million, respectively, of Acquisition and Integration expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the six months ended June 30, 2018, we recorded $4.1 million of acquisition expenses, $1.4 million of integration expenses, and a $0.4 million unfavorable change in the fair value of contingent consideration.

For the six months ended June 30, 2017, we recorded $4.3 million of acquisition expenses, $18.0 million of integration expenses mostly related to acquisitions completed in the U.S., and a $0.4 million unfavorable change in fair value of contingent consideration.

The results of operations of our acquired businesses have been included in the Condensed Consolidated Statements of Income (Loss) from the date of the acquisitions.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s results of operations.

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

For the three months ended June 30, 2018, we recorded $7.0 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$3.0 million in the U.S., of which $1.1 million represented costs related to the closure/consolidation of call centers in Domestic Communication and Related Services, $1.0 million related to a non-cash impairment charges for long-lived assets, and $0.9 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for Secure Information Destruction locations; and

2018 Q2 10-Q Report	Stericycle, Inc. • 40

•

$4.0 million of charged for international, of which $1.8 million represented non-cash impairment charges for long-lived assets and rationalization of tradename and $2.2 million related to closure costs.

For the three months ended June 30, 2017, we recorded $25.5 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$13.0 million in the U.S., of which $10.4 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for Secure Information Destruction locations, $1.7 million represented a non-cash impairment charge related to an operating permit, $0.6 million related to the closure/consolidation of call centers in Domestic Communication and Related Services, and $0.3 million related to employee terminations;

•	$0.1 million of charges to exit certain of our patient transport services contracts and plant conversion expense in the United Kingdom (“U.K.”); and
•

$12.4 million of charges in Latin America, of which $7.4 million related to non-cash asset impairment charges for long-lived assets, operating permits and customer relationships, $2.7 million represented closure and exit costs related to rationalization of our operations and environmental matters, $2.0 million related to employee terminations, and $0.3 million related to consulting fees.

For the six months ended June 30, 2018, we recorded $15.9 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$6.0 million in the U.S., of which $2.7 million represented costs related to the closure/consolidation of call centers in Domestic Communication and Related Services, $2.3 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for  Secure Information Destruction locations, and $1.0 million related to non-cash impairment charges for long-lived assets; and

•

$9.9 million of charges for international, of which $6.5 million represented non-cash impairment charges for long-lived assets, customer relationships and operating permits, $3.2 million related to closure costs, and $0.2 million related to employee terminations.

For the six months ended June 30, 2017, we recorded $36.4 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$21.7 million in the U.S., of which $17.5 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for Secure Information Destruction locations, $2.1 million represented a non-cash impairment charge related to an operating permit, $1.3 million related to the closure/consolidation of call centers in Domestic Communication and Related Services, and $0.8 million related to employee terminations;

•	$1.7 million of charges to exit certain of our patient transport services contracts and plant conversion expense in U.K.; and
•

$13.0 million of charges in Latin America, of which $7.4 million related to non-cash asset impairment charges for long-lived assets, operating permits and customer relationships, $2.7 million represents closure and exit costs related to rationalization of our operations and environmental matters, $2.5 million related to employee terminations, and $0.4 million related to consulting fees.

2018 Q2 10-Q Report	Stericycle, Inc. • 41

Divestitures

The Company evaluates its portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess the long-term potential and identify potential business candidates for divestiture.  Our decision criterion for divestiture is based on:

•	outlook for long-term market conditions,
•	potential impact to complimentary services or customer relationships,
•	ability to leverage infrastructure and customer base for growth,
•	potential for margin improvement,
•	divestiture value today versus future divestiture value,
•	return on invested capital, and
•	implications for ERP implementation.

Divestiture costs include:

•	Consulting and professional services,
•	Impairments,
•	Adjustments to the fair value of assets held for sale,
•	Loss (gain) on disposal, and
•	Other related expenses.

With the anticipated implementation of a global ERP, Stericycle will continue its strategic portfolio review with the intent of identifying additional non-strategic service lines or markets for divestiture prior to the implementation of the ERP technology platform.

Our assessment of goodwill and other identifiable intangibles is based upon factors that market participants would use in an orderly transaction in accordance with the accounting guidance for the fair value measurement of nonfinancial assets. As part of our Business Transformation we may be required to make strategic decisions to realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in impairment of goodwill and other identifiable intangibles and gains or losses on disposal.

On August 2, 2018, as part of the Portfolio Rationalization strategy within Business Transformation, we announced that we are pursuing strategic alternatives for the non-core Communication and Related Services (“CRS”), demonstrating the Company’s commitment to streamlining the portfolio. The process, which is being conducted with the assistance of financial and legal advisers, is considering a range of strategic alternatives for CRS, including a divestiture, with a focus on pursuing the outcome that will drive the most value for Stericycle shareholders.  There can be no assurances as to the form or timing of any transaction or if any transaction will be consummated. Any potential gain or loss, will depend on a number of factors such as, our ability to identify an appropriate strategic alternative, reach a mutual agreement with any counterparty and satisfy customary closing conditions associated with any proposed transaction. We will continue testing our reporting units for potential impairment at least annually or as otherwise required by applicable accounting standards.

For the three months ended June 30, 2018, we recorded $13.0 million of Divestiture charges, which included $6.9 million of non-cash asset impairment charges arising from changes in the fair value of

2018 Q2 10-Q Report	Stericycle, Inc. • 42

assets held for sale in the U.S., $5.8 million of professional fees associated with our Portfolio Rationalization efforts in the U.S., and $0.3 million related to non-cash asset impairment charges arising from changes in the fair value of assets sold in the U.K. These charges are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the three months ended June 30, 2017, we recorded $3.6 million of Divestiture charges related to non-cash impairments charges arising from changes in the fair value of assets held for sale in the U.K.  These charges are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the six months ended June 30, 2018, we recorded $17.1 million of Divestitures charges, which included $6.9 million of non-cash asset impairment charges arising from changes in the fair value of assets held for sale in the U.S., $5.8 million of professional fees associated with our Portfolio Rationalization efforts in the U.S. and $4.4 million of non-cash asset impairment charges arising from changes in the fair value of assets sold in the U.K. which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the six months ended June 30, 2017, we recorded $3.6 million of Divestitures charges, related to non-cash impairments charges arising from changes in the fair value of assets held for sale in the U.K., which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation from time to time.  Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the three months ended June 30, 2018, we recorded $14.4 million in regulatory compliance, consulting and professional services, primarily related to certain non-recurring litigation matters and $2.0 million in litigation accruals.

For the three months ended June 30, 2017, we recorded $295.0 million for the small quantity (“SQ”) medical waste customer class action settlement and $6.7 million in regulatory compliance, consulting and professional services, primarily related to certain non-recurring litigation matters.

For the six months ended June 30, 2018, we recorded $41.9 million in regulatory compliance, consulting and professional services, primarily related to certain non-recurring litigation matters and $2.0 million in litigation accruals.

For the six months ended June 30, 2017, we recorded $295.0 million for the SQ medical waste customer class action settlement and $8.6 million in regulatory compliance, consulting and professional services, primarily related to certain non-recurring litigation matters.

Other

During the three months ended June 30, 2018 and 2017, we recorded $2.9 million and $3.9 million, respectively, of consulting and professional services related to the implementation of new accounting standards as well as internal control remediation activities which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

2018 Q2 10-Q Report	Stericycle, Inc. • 43

During the six months ended June 30, 2018 and 2017, we recorded $8.7 million and $6.4 million, respectively, of consulting and professional services related to the implementation of new accounting standards as well as internal control remediation activities which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

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

We declared and paid dividends of $8.3 million and $9.2 million to the preferred stock shareholders during the three months ended June 30, 2018 and 2017, respectively.

We declared and paid dividends of $17.1 million and $18.6 million to the preferred stock shareholders during the six months ended June 30, 2018 and 2017, respectively.

During the three and six months ended June 30, 2018, we recorded $0.0 million and $2.7 million, respectively, of pre-tax debt modification charges related to amending our credit agreements in connection with certain non-recurring matters.  These charges have been recorded as Interest expense, net in the Condensed Consolidated Statements of Income (Loss).

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated:

Highlights for the three months ended June 30, 2018 compared to the prior year include:

•

Revenues of $883.3 million, a decrease of 3.7%, driven by the expected decline in the SQ medical waste business combined with softness in CRS and divestitures, partially offset by growth in Secure Information Destruction and other core service offerings

•	Gross profit of $353.3 million, a decrease of 7.4%, given the expected impact of pricing of SQ medical waste customers and the softness in CRS

2018 Q2 10-Q Report	Stericycle, Inc. • 44

•	SG&A expenses of $290.9 million, a decrease of 49.3% due to the SQ customer class action settlement recorded in the prior year, partially offset by certain non-recurring adjusted items discussed below
•	Diluted earnings per share of $0.31, an increase of 117.8%, primarily due to the SQ customer class action settlement recorded in the prior year
•

Business Transformation initiatives remain on track and resulted in an additional $7.9 million in Adjusted EBITDA benefit in the quarter; Portfolio Rationalization efforts are ongoing, resulting in the divestiture of two non-core assets and a process to pursue strategic alternatives for the non-core CRS

The following summarizes the Company’s consolidated operations:

In millions, except per share data
	Three Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$883.3	100.0%	$917.7	100.0%	$(34.4)	(3.7%)
Cost of revenues	530.0	60.0%	536.0	58.4%	(6.0)	(1.1%)
Gross profit	353.3	40.0%	381.7	41.6%	(28.4)	(7.4%)
Selling, general and administrative expenses	290.9	32.9%	574.0	62.5%	(283.1)	(49.3%)
Income (loss) from operations	62.4	7.1%	(192.3)	(21.0%)	254.7	(132.4%)
Interest expense, net	(24.6)	(2.8%)	(23.7)	(2.6%)	(0.9)	3.8%
Other expense, net	(0.6)	(0.1%)	(1.7)	(0.2%)	1.1	(64.7%)
Income (loss) before income taxes	37.2	4.2%	(217.7)	(23.7%)	254.9	(117.1%)
Income tax (expense) benefit	(9.6)	(1.1%)	73.5	8.0%	(83.1)	(113.1%)
Net income (loss)	27.6	3.1%	(144.2)	(15.7%)	171.8	(119.1%)
Net loss (income) attributable to noncontrolling interests	0.1	0.0%	0.2	0.0%	(0.1)	(50.0%)
Net income (loss) attributable to Stericycle, Inc.	27.7	3.1%	(144.0)	(15.7%)	171.7	(119.2%)
Mandatory convertible preferred stock dividend	(8.3)	(0.9%)	(9.2)	(1.0%)	0.9	(9.8%)
Gain on repurchase of preferred stock	7.2	0.8%	4.4	0.5%	2.8	63.6%
Net income (loss) attributable to Stericycle, Inc. common shareholders	$26.6	3.0%	$(148.8)	(16.2%)	$175.4	(117.9%)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders - diluted	$0.31		$(1.74)		$2.05	(117.8%)

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

2018 Q2 10-Q Report	Stericycle, Inc. • 45

by identifying changes related to organic growth, acquired growth, divestitures and changes due to currency exchange fluctuations.

Consolidated Revenues decreased $34.4 million, or 3.7%, in the second quarter of 2018 to $883.3 million from $917.7 million in the second quarter of last year.  Overall organic revenues decreased $29.5 million, or 3.2%.  Organic growth excludes the effect of foreign exchange, acquisitions with less than a full year of revenues in the comparative period, and divestitures.  We experienced declines in revenue as a result of expected declines in revenue from the small quantity medical waste business combined with softness in CRS and divestitures. This was partially offset by growth in Secure Information Destruction and other core services offerings. Acquisitions contributed $8.1 million to Revenues.  Divestitures reduced Revenues by $13.4 million.  The net effect of acquisitions and divestitures resulted in a 0.6% decrease in Revenues in the second quarter of 2018.  The effect of foreign exchange rates favorably impacted total Revenues in the second quarter of 2018 by $0.4 million, as some foreign currencies strengthened against the U.S. dollar.

Gross profit:  Consolidated Gross profit decreased $28.4 million, or 7.4%, in the second quarter of 2018 to $353.3 million from $381.7 million in the second quarter of last year.  As a percentage of Revenues, consolidated Gross profit decreased to 40.0% in the second quarter of 2018 compared to 41.6% in the second quarter of last year.  The decline in Gross profit was primarily from the expected impact of pricing of small quantity medical waste customers and the lower Revenues in CRS discussed above.  In addition, international Gross profit is lower than domestic Gross profit because our international operations have fewer small account customers, which tend to generate higher Gross profit.  Historically, our international operations generate most of their revenues from large account customers, such as hospitals.  As our international revenues increase, consolidated Gross profit percentages may experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, operational optimization and domestic business expansion.

SG&A:  Consolidated SG&A expenses decreased $283.1 million, or 49.3%, in the second quarter of 2018 to $290.9 million from $574.0 million in the second quarter of last year.  The decrease was primarily the result of the charge of $295.0 million, in the second quarter of 2017, for the SQ customer class action settlement, offset by increases related to $21.8 million of Business Transformation related charges and $13.0 million of Divestiture charges related to assets held for sale and professional fees associated with our Portfolio Rationalization.

Income (loss) from operations:  Consolidated Income (loss) from operations increased $254.7 million, or 132.4%, in the second quarter of 2018 to income of $62.4 million from a loss of $192.3 million in the second quarter of last year. The change in Income (loss) from operations between the second quarters of 2018 and 2017 was primarily driven by the items described in Gross profit and SG&A above.

Interest expense:  Net interest expense increased in the second quarter of 2018 to $24.6 million from $23.7 million in the second quarter of last year due to an increase in the overall interest rates charged on our borrowings.

Income tax (expense) benefit:  Income tax expense was $9.6 million in the second quarter of 2018 compared to a benefit of $73.5 million in the second quarter of last year.  The effective tax rates in the second quarter of 2018 and 2017 were 25.8% and 33.8%, respectively.  The change in the 2018 rate, when compared to the prior year, was primarily due to the impact of the U.S. Tax Act signed into law on December 22, 2017 changing the corporate income tax rate in the U.S. from 35% to 21%.

2018 Q2 10-Q Report	Stericycle, Inc. • 46

Information by Segment

Domestic and Canada RCS:

In millions
	Three Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$644.5	100.0%	$649.1	100.0%	$(4.6)	(0.7%)
Gross profit	264.2	41.0%	284.9	43.9%	(20.7)	(7.3%)
Selling, general and administrative expenses	123.8	19.2%	417.3	64.3%	(293.5)	(70.3%)
Income (loss) from operations	140.4	21.8%	(132.4)	(20.4%)	272.8	(206.0%)

Revenues:  Domestic and Canada RCS Revenues decreased $4.6 million, or 0.7%, in the second quarter of 2018 to $644.5 million from $649.1 million in the second quarter of last year driven by the expected impact of pricing of small quantity medical waste customers partially offset by continued organic growth from Secure Information Destruction, which benefited from process improvements and automation implemented over the past 12 months. Overall, organic revenues decreased $13.3 million, or 2.1%, and acquisitions contributed $7.0 million, or 1.1%, to Revenues.  The strengthening of the Canadian dollar had a favorable impact on 2018 Revenues of $1.6 million, or 0.3%.

Gross profit:  Domestic and Canada RCS Gross profit decreased $20.7 million, or 7.3%, in the second quarter of 2018 to $264.2 million from $284.9 million in the second quarter of last year.  As a percentage of Revenues, Gross profit decreased to 41.0% in the second quarter of 2018 compared to 43.9% in the second quarter of last year, primarily from the impact of pricing of small quantity medical waste customers.

SG&A:  Domestic and Canada RCS SG&A expenses decreased $293.5 million, or 70.3%, in the second quarter of 2018 to $123.8 million from $417.3 million in the second quarter of last year.  The decrease was primarily the result of the charge of $295.0 million, in the second quarter of 2017, for the SQ customer class action settlement.  As a percentage of Revenues, SG&A decreased to 19.2% in the second quarter of 2018 compared to 64.3% in the second quarter of last year.

Income (loss) from operations:  Domestic and Canada RCS Income from operations increased $272.8 million, or 206.0%, in the second quarter of 2018 to income of $140.4 million from a loss of $132.4 million in the second quarter of last year.  Comparison of Income from operations between the second quarter of 2018 and 2017 was primarily driven by the item described in SG&A.

International RCS:

In millions
	Three Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$171.6	100.0%	$180.0	100.0%	$(8.4)	(4.7%)
Gross profit	57.0	33.2%	56.5	31.4%	0.5	0.9%
Selling, general and administrative expenses	47.5	27.7%	64.8	36.0%	(17.3)	(26.7%)
Income (loss) from operations	9.5	5.5%	(8.3)	(4.6%)	17.8	(214.5%)

2018 Q2 10-Q Report	Stericycle, Inc. • 47

Revenues:  International RCS Revenue decreased $8.4 million, or 4.7%, in the second quarter of 2018 to $171.6 million from $180.0 million in the second quarter of last year.  Overall organic revenues increased $5.2 million, or 2.9%, primarily due to growth in Secure Information Destruction.  Acquisitions in the International RCS segment contributed $1.1 million.  Divestitures related to the sale of certain assets in the U.K. and South Africa reduced Revenues by $13.4 million.  The net effect of acquisitions and divestitures resulted in a 6.9% decrease in Revenues in the second quarter of 2018.  The effect of foreign exchange rates unfavorably impacted International RCS Revenues in the second quarter of 2018 by $1.2 million, or 0.7%, as certain foreign currencies, notably in Latin America, weakened against the U.S. dollar.

Gross profit:  International RCS Gross profit increased $0.5 million, or 0.9%, in the second quarter of 2018 to $57.0 million from $56.5 million in the second quarter of last year. As a percentage of Revenues, Gross profit increased to 33.2% in the second quarter of 2018 compared to 31.4% in the second quarter of last year due to divesting a lower margin patient transport business in the U.K. in the second quarter of 2017.

SG&A:  International RCS SG&A expenses decreased $17.3 million, or 26.7%, in the second quarter of 2018 to $47.5 million from $64.8 million in the second quarter of last year, primarily related to $12.5 million of Operational Optimization charges and $4.1 million in regulatory compliance, consulting and professional expenses related to non-recurring litigation matters.  As a percentage of Revenues, SG&A decreased to 27.7% in the second quarter of 2018 compared to 36.0% in the second quarter of last year.

Income (loss) from operations:  International RCS Income (loss) from operations increased $17.8 million, or 214.5%, in the second quarter of 2018 to income of $9.5 million from a loss of $8.3 million in the second quarter of last year.  Comparison of Income (loss) from operations between the second quarter of 2018 and 2017 was driven by the items described in Gross profit and SG&A above.

All Other:

In millions
	Three Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$67.2	100.0%	$88.6	100.0%	$(21.4)	(24.2%)
Gross profit	32.1	47.8%	40.3	45.5%	(8.2)	(20.3%)
Selling, general and administrative expenses	119.6	178.0%	91.9	103.7%	27.7	30.1%
Loss from operations	(87.5)	(130.2%)	(51.6)	(58.2%)	(35.9)	69.6%

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

Revenues:  Other Revenues, related to Domestic Communication and Related Services, decreased $21.4 million, or 24.2%, in the second quarter of 2018 to $67.2 million from $88.6 million in the second quarter of last year. The decline was due to smaller sized events as compared to multiple large recall events managed in the second quarter of 2017, and lower than expected call volumes in Communication Solutions.

2018 Q2 10-Q Report	Stericycle, Inc. • 48

Gross profit:  Other Gross profit decreased $8.2 million, or 20.3%, in the second quarter of 2018 to $32.1 million from $40.3 million in the second quarter of last year.  As a percentage of Revenues, Gross profit increased to 47.8% in the second quarter of 2018 compared to 45.5% in the second quarter of last year.

SG&A:  Other SG&A expenses increased $27.7 million, or 30.1%, in the second quarter of 2018 to $119.6 million from $91.9 million in the second quarter of last year, primarily related to $20.6 million in Business Transformation expenses, $15.5 million in regulatory compliance, consulting and professional expenses, primarily related to certain non-recurring litigation matters, and $5.8 million of professional services fees related to our Portfolio Rationalization.

Loss from operations:  Other Loss from operations increased $35.9 million, or 69.6%, in the second quarter of 2018 to $87.5 million from $51.6 million in the second quarter of last year.  Comparison of Loss from operations between 2018 and 2017 was primarily driven by the items described in Revenues and SG&A above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Consolidated:

Highlights for the six months ended June 30, 2018 compared to the prior year include:

•

Revenues of $1,778.3 million, a decrease of 1.8%, driven by the expected decline in the SQ medical waste business combined with softness in CRS and divestitures, partially offset by growth in Secure Information Destruction and other core services offerings

•	Gross profit of $711.8 million, a decrease of 5.1%, given the expected impact of pricing of SQ medical waste customers and the softness in CRS
•

SG&A expenses of $595.3 million, a decrease of 28.1%, primarily due to the SQ customer class action settlement recorded in the prior year, partially offset by certain non-recurring adjusted items discussed below

•

Diluted earnings per share of $0.55, an increase of 149.1%, due to the SQ customer class action settlement recorded in the prior year, offset by certain non-recurring adjusted items, discussed further below

•	Business Transformation initiatives remain on track with year-to-date total Adjusted EBITDA benefit of $23.9 million

2018 Q2 10-Q Report	Stericycle, Inc. • 49

The following summarizes the Company’s consolidated operations:

In millions, except per share data
	Six Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$1,778.3	100.0%	$1,810.1	100.0%	$(31.8)	(1.8%)
Cost of revenues	1,066.5	60.0%	1,059.7	58.5%	6.8	0.6%
Gross profit	711.8	40.0%	750.4	41.5%	(38.6)	(5.1%)
Selling, general and administrative expenses	595.3	33.5%	828.2	45.8%	(232.9)	(28.1%)
Income (loss) from operations	116.5	6.6%	(77.8)	(4.3%)	194.3	(249.7%)
Interest expense, net	(49.6)	(2.8%)	(47.0)	(2.6%)	(2.6)	5.5%
Other (expense) income, net	(0.6)	(0.0%)	(3.2)	(0.2%)	2.6	(81.3%)
Income (loss) before income taxes	66.3	3.7%	(128.0)	(7.1%)	194.3	(151.8%)
Income tax (expense) benefit	(16.2)	(0.9%)	42.4	2.3%	(58.6)	(138.2%)
Net income (loss)	50.1	2.8%	(85.6)	(4.7%)	135.7	(158.5%)
Net loss (income) attributable to noncontrolling interests	0.1	0.0%	(0.2)	(0.0%)	0.3	(150.0%)
Net income (loss) attributable to Stericycle, Inc.	50.2	2.8%	(85.8)	(4.7%)	136.0	(158.5%)
Mandatory convertible preferred stock dividend	(17.1)	(1.0%)	(18.6)	(1.0%)	1.5	(8.1%)
Gain on repurchase of preferred stock	14.5	0.8%	9.0	0.5%	5.5	61.1%
Net income (loss) attributable to Stericycle, Inc. common shareholders	$47.6	2.7%	$(95.4)	(5.3%)	$143.0	(149.9%)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders – diluted	$0.55		$(1.12)		$1.67	(149.1%)

Revenues:  Consolidated Revenues decreased $31.8 million, or 1.8%, in the first six months of 2018, to $1.78 billion from $1.81 billion in the first six months of last year.  Overall organic revenues decreased $34.7 million, or 1.9%.  Organic growth excludes the effect of foreign exchange, acquisitions with less than a full year of revenues in the comparative period, and divestitures.  We experienced continued growth in Secure Information Destruction, offset by the expected impact of pricing of small quantity medical waste customers combined with softness in CRS and declines due to divestitures. Acquisitions contributed $15.2 million to Revenues.  Divestitures reduced Revenues by $24.2 million.  The net effect of acquisitions and divestitures resulted in a 0.5% decrease in Revenues in the first six months of 2018.  The effect of foreign exchange rates favorably impacted total Revenues in the first six months of 2018 by $11.9 million, or 0.7%, as foreign currencies strengthened against the U.S. dollar.

Gross profit:  Consolidated Gross profit decreased $38.6 million, or 5.1%, in the first six months of 2018 to $711.8 million from $750.4 million in the first six months of last year.  As a percentage of Revenues, consolidated Gross profit decreased to 40.0% in the first six months of 2018 compared to 41.5% in the first six months of last year, primarily from the expected impact of pricing of small quantity medical waste customers and declines in CRS revenues.  In addition, international Gross profit is lower than domestic Gross profit because our international operations have fewer small account customers, which tend to generate higher Gross profit. Historically, our international operations generate most of their revenues from large account customers, such as hospitals.  As our international revenues increase, consolidated Gross profit percentages may experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, operational optimization and domestic business expansion.

2018 Q2 10-Q Report	Stericycle, Inc. • 50

SG&A:  Consolidated SG&A expenses decreased $232.9 million, or 28.1%, in the first six months of 2018 to $595.3 million from $828.2 million in the first six months of last year.  The decrease was primarily the result of the charge of $295.0 million, in the second quarter of 2017, for the SQ customer class action settlement, offset by increases of $43.9 million of Business Transformation related charges, $17.1 million in Divestiture expense related to assets held for sale and professional fees for our Portfolio Rationalization, and $8.7 million of consulting and professional services related to the implementation of the new accounting standards and internal control remediation work.

Income (loss) from operations:  Consolidated Income (loss) from operations increased $194.3 million, or 249.7%, in the first six months of 2018 to income of $116.5 million from a loss of $77.8 million in the first six months of last year. The change in Income (loss) from operations between the first six months of 2018 and 2017 was primarily driven by the items described in SG&A above.

Interest expense:  Net interest expense increased in the first six months of 2018 to $49.6 million from $47.0 million in the first six months of last year, primarily due to $2.7 million of debt modification charges in 2018 and an increase in the overall interest rates.

Income tax (expense) benefit:  Income tax expense was $16.2 million in the first six months of 2018 compared to a benefit of $42.4 million in the first six months of last year.  The effective tax rates in the first six months of 2018 and 2017 were 24.4% and 33.1%, respectively.  The change in the 2018 rate, when compared to the prior year, was primarily due to the impact of the U.S. Tax Act signed into law on December 22, 2017 changing the corporate income tax rate in the U.S. from 35% to 21%.  Also impacting the rate for the six months ended June 30, 2018 were adjustments to reserves for uncertain tax positions and deferred tax adjustments.

Information by Segment

Domestic and Canada RCS:

In millions
	Six Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$1,283.0	100.0%	$1,282.8	100.0%	$0.2	0.0%
Gross profit	524.7	40.9%	563.0	43.9%	(38.3)	(6.8%)
Selling, general and administrative expenses	238.4	18.6%	540.8	42.2%	(302.4)	(55.9%)
Income from operations	286.3	22.3%	22.2	1.7%	264.1	NM

NM – percentage change is not meaningful

Revenues:  Domestic and Canada RCS Revenues were comparable at $1.28 billion in each of the first six months of 2018 and 2017. Increases driven by growth from Secure Information Destruction, which benefited from process improvements and automation implemented over the past 12 months, were offset by the expected impact of pricing of small quantity medical waste customers. Overall organic revenues decreased $15.1 million, or 1.2%, and acquisitions contributed $12.0 million, or 0.9%, to Revenues.  The strengthening of the Canadian dollar had a favorable impact on 2018 Revenues of $3.2 million, or 0.2%.

Gross profit:  Domestic and Canada RCS Gross profit decreased $38.3 million, or 6.8%, in the first six months of 2018 to $524.7 million from $563.0 million in the first six months of last year.  As a percentage

2018 Q2 10-Q Report	Stericycle, Inc. • 51

of Revenues, Gross profit decreased to 40.9% in the first six months of 2018 compared to 43.9% in the same period of last year, primarily from the impact of pricing of small quantity medical waste customers.

SG&A:  Domestic and Canada RCS SG&A expenses decreased $302.4 million, or 55.9%, in the first six months of 2018 to $238.4 million from $540.8 million in the first six months of last year.  The decrease was primarily the result of the charge of $295.0 million, in the second quarter of 2017, for the SQ customer class action settlement.  As a percentage of Revenues, SG&A decreased to 18.6% in the first six months of 2018 compared to 42.2% in the first six months of last year.

Income from operations:  Domestic and Canada RCS Income from operations increased $264.1 million in the first six months of 2018 to $286.3 million from $22.2 million in the first six months of last year.  Comparison of Income from operations between the first six months of 2018 and 2017 was primarily driven by the items described in SG&A.

International RCS:

In millions
	Six Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$351.9	100.0%	$361.6	100.0%	$(9.7)	(2.7%)
Gross profit	119.8	34.0%	115.0	31.8%	4.8	4.2%
Selling, general and administrative expenses	105.8	30.1%	111.5	30.8%	(5.7)	(5.1%)
Income from operations	14.0	4.0%	3.5	1.0%	10.5	300.0%

Revenues:  International RCS Revenues decreased $9.7 million, or 2.7%, in the first six months of 2018 to $351.9 million from $361.6 million in the first six months of last year.  Overall organic revenues increased $3.1 million, or 0.8%, primarily due to growth in our Secure Information Destruction Business.  Acquisitions in the International RCS segment contributed $2.8 million to Revenues.  Divestitures related to the sale of certain assets in the U.K. and South Africa reduced Revenues by $24.2 million.  The net effect of acquisitions and divestitures resulted in a 5.9% decrease in Revenues in the first six months of 2018.  The effect of foreign exchange rates favorably impacted International RCS Revenues in the first six months of 2018 by $8.7 million, or 2.4%, as certain foreign currencies strengthened against the U.S. dollar.

Gross profit:  International RCS Gross profit increased $4.8 million, or 4.2%, in the first six months of 2018 to $119.8 million from $115.0 million in the first six months of last year due to divesting a lower margin patient transport business in the U.K. in the first six months of 2017.  As a percentage of Revenues, Gross profit increased to 34.0% in the first six months of 2018 compared to 31.8% in the first six months of last year.

SG&A:  International RCS SG&A expenses decreased $5.7 million, or 5.1%, in the first six months of 2018 to $105.8 million from $111.5 million in the first six months of last year, primarily related to a decrease in Operational Optimization charges in 2018, when compared to 2017.  As a percentage of Revenues, SG&A decreased to 30.1% in 2018 compared to 30.8% in the first six months of last year.

Income from operations:  International RCS Income from operations increased $10.5 million, or 300.0%, in the first six months of 2018 to $14.0 million from $3.5 million in the first six months of last year.  Comparison of Income from operations between the first six months of 2018 and 2017 was primarily driven by the items described in Gross profit and SG&A above.

2018 Q2 10-Q Report	Stericycle, Inc. • 52

All Other:

In millions
	Six Months Ended June 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$143.4	100.0%	$165.7	100.0%	$(22.3)	(13.5%)
Gross profit	67.3	46.9%	72.4	43.7%	(5.1)	(7.0%)
Selling, general and administrative expenses	251.1	175.1%	175.9	106.2%	75.2	42.8%
Loss from operations	(183.8)	(128.2%)	(103.5)	(62.5%)	(80.3)	77.6%

Revenues:  All Other Revenues, related to Domestic Communication and Related Services, decreased $22.3 million, or 13.5%, in the first six months of 2018 to $143.4 million from $165.7 million in the first six months of last year, driven by smaller-sized events as compared to multiple large recall events, in comparison to 2017, and lower than expected call volumes in Communication Solutions.

Gross profit:  All Other Gross profit decreased $5.1 million, or 7.0%, in the first six months of 2018 to $67.3 million from $72.4 million in the first six months of last year.  As a percentage of Revenues, Gross profit increased to 46.9% in the first six months of 2018 compared to 43.7% in the first six months of last year.

SG&A:  All Other SG&A expenses increased $75.2 million, or 42.8%, in the first six months of 2018 to $251.1 million from $175.9 million in the first six months of last year, due to increases relating to $42.3 million of Business Transformation related charges, $40.2 million in regulatory compliance, consulting and professional expenses, primarily related to certain non-recurring litigation matters and $5.8 million of professional services fees related to our Portfolio Rationalization.

Loss from operations:  All Other Loss from operations increased $80.3 million, or 77.6%, in the first six months of 2018 to $183.8 million from $103.5 million in the first six months of last year.  Comparison of Loss from operations between 2018 and 2017 was primarily driven by the items described in SG&A above.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations, including Business Transformation, and to invest in future growth to create value for its shareholders.  Operating cash flows, and the Company’s $1.2 billion senior credit facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, acquisitions, capital expenditures necessary to support growth and productivity improvements, including those associated with our multiyear Business Transformation, and any Board of Director approved shareholder distribution.

The Company’s credit facilities contain a number of covenants, including financial covenants, with which the Company was in compliance at June 30, 2018.  On March 23, 2018, the Company entered into certain amendments to its senior credit facility, term loan and private placement note agreements related to the definition of EBITDA (as described in the credit agreements).  The amendments allow for certain add-backs, up to a maximum of $200.0 million on a trailing twelve month basis, related to cash charges associated with Business Transformation, Operational Optimization and litigation matters to the calculation of EBITDA for debt covenant compliance purposes.  These amendments are in effect from January 1, 2018 through December 31, 2019.

2018 Q2 10-Q Report	Stericycle, Inc. • 53

On July 6, 2018, we paid the $295.0 million SQ customer class action settlement. The payment was funded from the unused portion of the revolving credit facility, leaving approximately $370.0 million remaining unused after the payment was made.

Following the $295.0 payment with respect to the SQ customer class action settlement (see Note 14 – Legal Proceedings), and provided the pro-forma Consolidated Leverage Ratio, which includes the impact of the payment, is at least 3.50 to 1, the Company has the option to adjust the requirement to 4.00 to 1.00, on or before September 30, 2018.  The Company plans to exercise this option in the third quarter of 2018.

We expect to continue to be in compliance with the covenants of our credit facilities.

At the end of the first quarter we triggered an incremental interest rate charge of 0.5% on our private placement bonds. We expect to trigger an incremental interest rate charge of 0.25% at the beginning of the third quarter for the credit facility and term loan as a result of higher unadjusted leverage, as calculated based upon the credit agreement, at the end of the second quarter of 2018.

The annual impact of the incremental interest rate changes on our borrowings as of June 30, 2018 is approximately $9.0 million.

The $295.0 million SQ customer class action settlement payment made on July 6, 2018 is a deduction and puts the company into a current year US tax return loss that will be carried forward to future years and is expected to be fully utilized. The current year deduction also causes a limitation of our deductible interest expense in 2018.  Based upon our current forecast, the deferred tax asset related to this excess interest expense limitation is expected to be approximately $12 million.  This excess amount will also be carried forward and is expected to be fully utilized.

Working Capital:  At June 30, 2018, our working capital decreased $32.1 million to a deficit of ($188.1) million compared to a deficit of ($156.0) million at December 31, 2017.

Current assets decreased $0.1 million at June 30, 2018 to $813.3 million from $813.4 million at December 31, 2017, primarily driven by a $5.2 million decrease in Prepaid expenses related to the timing of our income tax payments and a $3.3 million decrease in Assets held for sale, result from the impact of the sale of operations in the U.K. which were held for sale, being partially offset by the designation of assets in the U.S. as available for sale, partially offset by a $5.5 million increase in net accounts receivable and $2.8 increase in cash.  Days sales outstanding ("DSO") was 65 days and 63 days at June 30, 2018 and December 31, 2017, respectively.

Current liabilities increased $32.0 million at June 30, 2018 to $1,001.4 million from $969.4 million at December 31, 2017, primarily due to a $26.1 million increase in accrued professional services, a $15.1 million increase in accrued compensation, a $10.7 million increase in Accounts payable, partially offset by a $7.4 million decrease in the Current portion of long term debt and a $4.6 million decrease in Liabilities held for sale among others.

Net Cash Provided or Used:  Net cash provided by operating activities decreased $7.9 million, or 3.3%, in the first six months of 2018 to $231.0 million from $238.9 million in the first six months of 2017, primarily from Business Transformation charges and other non-recurring charges during 2018 described above.

Net cash used in investing activities decreased $0.4 million, or 0.5%, in the first six months of 2018 to $83.4 million from $83.8 million in the first six months of 2017, as increased net payments for acquisitions

2018 Q2 10-Q Report	Stericycle, Inc. • 54

were offset by proceeds from the sale of our business held for sale in the U.K.  Our capital expenditures increased by $0.9 million in the first six months of 2018 and, as a percentage of Revenues, were at 3.6% and 3.5% in 2018 and 2017, respectively.

Net cash used in financing activities decreased $15.8 million, or 9.9%, in the first six months of 2018 to $143.2 million from $159.0 million in the same period of 2017.  We repaid a net of $83.1 million of our senior credit facility and term loan facility in the first six months of 2018 compared to $76.0 million in the first six months of 2017.  We had preferred share repurchases of $14.8 million and $22.1 million during the first six months of 2018 and 2017.  Dividends of $17.1 million and $18.6 million were paid during the first six months of 2018 and 2017, respectively, to holders of our Series A Preferred Stock.

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

Effective January 1, 2018, the Company adopted ASU No. 2014-19 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method to all contracts that were not completed as of January 1, 2018.  See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 2 – Revenues from Contracts with Customers included in Item 1. Financial Statements, of this Form 10-Q, for additional information on the adoption of ASC 606.

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

2018 Q2 10-Q Report	Stericycle, Inc. • 55

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, because of material weaknesses in internal control over financial reporting described below.

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

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of June 30, 2018 based on the criteria established by Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

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

2018 Q2 10-Q Report	Stericycle, Inc. • 56

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

2018 Q2 10-Q Report	Stericycle, Inc. • 57

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

2018 Q2 10-Q Report	Stericycle, Inc. • 58

Notwithstanding the existence of the material weaknesses as described above, we believe that the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Changes in internal controls.

We have undertaken strategic remediation actions to address the material weaknesses in our internal controls over financial reporting.  These remediation actions continued throughout the quarter ended June 30, 2018 but have not materially affected our internal control over financial reporting.

2018 Q2 10-Q Report	Stericycle, Inc. • 59

PART III

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

Item 1A. Risk Factors

There were no significant changes in the Company’s risk factors during the three months ended June 30, 2018.  For further information about the Company’s risk factors, refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a total of 24,621,640 shares of our common stock on the open market.  As of June 30, 2018, we had purchased a cumulative total of 22,072,357 shares.  There were no repurchases of shares of our common stock during the six months ended June 30, 2018.

The following table provides information about our repurchase of depository shares of mandatory convertible preferred stock during the six months ended June 30, 2018:

Issuer Purchase of Equity Securities

Period	Total Number of Depository Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2018	$-	$-	N/A	N/A
February 1 - February 28, 2018	151,900	49.05	N/A	N/A
March 1 - March 31, 2018	—	—	N/A	N/A
April 1 - April 30, 2018	—	—	N/A	N/A
May 1 - May 31, 2018	150,000	49.24	N/A	N/A
June 1 - June 30, 2018	—	—	N/A	N/A
Total	301,900	49.14	N/A	N/A

2018 Q2 10-Q Report	Stericycle, Inc. • 60

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

3.8	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2018 Q2 10-Q Report	Stericycle, Inc. • 61

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2018

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer

2018 Q2 10-Q Report	Stericycle, Inc. • 62