Form 10-Q
period 2018-09-30
STERICYCLE INC
filed 2018-11-01
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "accelerated filer", "large accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On October 29, 2018, there were 90,594,855 shares of the Registrant’s Common Stock outstanding.

2018 Q3 10-Q Report	Stericycle, Inc. • 2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$854.9	$882.8	$2,633.2	$2,692.9
Cost of revenues	519.4	514.7	1,585.9	1,574.4
Gross profit	335.5	368.1	1,047.3	1,118.5
Selling, general and administrative expenses	267.2	274.5	862.5	1,102.7
Income from operations	68.3	93.6	184.8	15.8
Interest expense, net	(27.7)	(24.5)	(77.3)	(71.5)
Other expense, net	(6.2)	(2.3)	(6.8)	(5.5)
Income (loss) before income taxes	34.4	66.8	100.7	(61.2)
Income tax (expense) benefit	(10.9)	(27.8)	(27.1)	14.6
Net income (loss)	23.5	39.0	73.6	(46.6)
Net loss (income) attributable to noncontrolling interests	-	-	0.1	(0.2)
Net income (loss) attributable to Stericycle, Inc.	23.5	39.0	73.7	(46.8)
Mandatory convertible preferred stock dividend	(8.4)	(8.9)	(25.5)	(27.5)
Gain on repurchases of preferred stock	2.4	5.4	16.9	14.4
Net income (loss) attributable to Stericycle, Inc. common shareholders	$17.5	$35.5	$65.1	$(59.9)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.20	$0.42	$0.76	$(0.70)
Diluted	$0.20	$0.41	$0.76	$(0.70)
Weighted average number of common shares outstanding:
Basic	86.7	85.3	85.9	85.3
Diluted	86.8	85.6	86.1	85.3

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q3 10-Q Report	Stericycle, Inc. • 3

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$23.5	$39.0	$73.6	$(46.6)

Other comprehensive income (loss):
Foreign currency translation adjustments	3.0	30.2	(56.9)	80.8
Amortization of cash flow hedge into income, net of tax expense ($0.1 and $0.2, and $0.3 and $0.5) for the three and nine months ended September 30, 2018 and 2017, respectively)	0.3	0.3	0.8	0.8
Change in fair value of cash flow hedge, net of tax expense ($0.0 and $0.0, and $0.0 and $0.1 for the three and nine months ended September 30, 2018 and 2017, respectively)	-	-	-	0.2
Total other comprehensive income (loss)	3.3	30.5	(56.1)	81.8

Comprehensive Income	26.8	69.5	17.5	35.2
Less: comprehensive income (loss) attributable to noncontrolling interests	-	0.4	(0.7)	1.1
Comprehensive income attributable to Stericycle, Inc. common shareholders	$26.8	$69.1	$18.2	$34.1

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q3 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$52.0	$42.2
Accounts receivable, less allowance for doubtful accounts of $70.2 in 2018 and $65.2 in 2017	607.4	624.1
Prepaid expenses	94.5	80.0
Other current assets	49.2	46.3
Assets held for sale	-	20.8
Total Current Assets	803.1	813.4
Property, plant and equipment, less accumulated depreciation of $691.1 in 2018 and $603.2 in 2017	755.1	741.0
Goodwill	3,613.8	3,604.0
Intangible assets, less accumulated amortization of $473.5 in 2018 and $392.5 in 2017	1,670.6	1,791.5
Other assets	60.3	38.4
Total Assets	$6,902.9	$6,988.3
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$109.3	$119.5
Bank overdrafts	7.9	7.0
Accounts payable	222.8	195.2
Accrued liabilities	358.5	588.1
Other current liabilities	50.8	54.5
Liabilities held for sale	-	5.1
Total Current Liabilities	749.3	969.4
Long-term debt, net	2,720.8	2,615.3
Deferred income taxes	380.6	371.1
Long-term taxes payable	54.4	55.8
Other liabilities	65.2	68.1
Total Liabilities	3,970.3	4,079.7

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, 0.0 and 0.7 issued and outstanding in 2018 and 2017, respectively	-	-
Common stock (par value $0.01 per share, 120.0 shares authorized, 90.6 and 85.5 issued and outstanding in 2018 and 2017, respectively)	0.9	0.9
Additional paid-in capital	1,155.5	1,153.2
Retained earnings	2,107.6	2,029.5
Accumulated other comprehensive loss	(342.5)	(287.0)
Total Stericycle, Inc.’s Equity	2,921.5	2,896.6
Noncontrolling interests	11.1	12.0
Total Equity	2,932.6	2,908.6
Total Liabilities and Equity	$6,902.9	$6,988.3

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q3 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$73.6	$(46.6)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	95.6	88.7
Intangible amortization	96.6	88.5
Stock-based compensation expense	19.5	17.3
Deferred income taxes	9.5	(156.2)
Asset impairment charges and loss on disposal of assets held for sale	26.8	28.1
Other, net	(2.9)	1.2
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(1.8)	17.1
Prepaid expenses	(22.5)	(6.7)
Accounts payable	17.8	(3.3)
Accrued liabilities	(226.2)	364.1
Other assets and liabilities	3.9	(0.2)
Net cash from operating activities	89.9	392.0
INVESTING ACTIVITIES:
Capital expenditures	(96.9)	(91.7)
Payments for acquisitions, net of cash acquired	(39.6)	(23.8)
Proceeds from divestitures of businesses	25.2	1.2
Other, net	1.9	0.6
Net cash from investing activities	(109.4)	(113.7)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(44.9)	(46.4)
Proceeds from foreign bank debt	8.7	2.5
Repayment of foreign bank debt	(14.9)	(19.0)
Repayment of term loan	(35.6)	(100.0)
Proceeds from senior credit facility	1,334.2	1,269.3
Repayment of senior credit facility	(1,189.1)	(1,336.5)
Proceeds from bank overdrafts, net	0.9	18.2
Payments of capital lease obligations	(5.1)	(2.7)
Payments of deferred financing costs	-	(2.7)
Proceeds from issuance of common stock, net	20.1	5.0
Payments for repurchase of mandatory convertible preferred stock	(17.2)	(30.8)
Dividends paid on mandatory convertible preferred stock	(25.5)	(27.5)
Payments to noncontrolling interest	(0.2)	(0.7)
Net cash from financing activities	31.4	(271.3)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.0
Net change in cash and cash equivalents	9.8	8.0
Cash and cash equivalents at beginning of period	42.2	44.2
Cash and cash equivalents at end of period	$52.0	$52.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$27.7	$7.8
Capital expenditures in accounts payable	$18.2	$4.5
Interest paid during the period, net of capitalized interest	$62.2	$58.9
Income taxes paid during the period, net of refunds	$21.5	$123.2

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q3 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	0.7	$-	85.2	$0.8	$1,166.5	$2,006.1	$(367.6)	$10.6	$2,816.4
Net income						42.4		0.6	43.0
Currency translation adjustment							79.3	1.2	80.5
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options and employee stock purchases, net			0.3	0.1	17.2				17.3
Repurchase and cancellation of convertible preferred stock	-	-			(51.5)	17.3			(34.2)
Preferred stock dividend						(36.3)			(36.3)
Stock compensation expense					21.3				21.3
Payments to noncontrolling interest					(0.3)			(0.4)	(0.7)
Balance as of December 31, 2017	0.7	-	85.5	0.9	1,153.2	2,029.5	(287.0)	12.0	2,908.6
Net income						73.7		(0.1)	73.6
Currency translation adjustment							(56.3)	(0.6)	(56.9)
Change in qualifying cash flow hedge, net of tax							0.8	-	0.8
Issuance of common stock for exercise of options and employee stock purchases, net			0.4		16.9				16.9
Repurchase and cancellation of convertible preferred stock	(0.1)				(34.1)	16.9			(17.2)
Conversion of convertible preferred stock to common stock	(0.6)		4.7						-
Preferred stock dividend						(25.5)			(25.5)
Stock compensation expense					19.5				19.5
Payments to noncontrolling interest								(0.2)	(0.2)
Cumulative effect of new accounting standard (see Note 1)						13.0			13.0
Balance as of September 30, 2018	-	$-	90.6	$0.9	$1,155.5	$2,107.6	$(342.5)	$11.1	$2,932.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2018 Q3 10-Q Report	Stericycle, Inc. • 7

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

We were incorporated in 1989.  Today, we maintain operations in the United States (“U.S.”), Argentina, Australia, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Republic of Korea, Romania, Singapore, Spain, and the United Kingdom (“U.K.”) and serve a diverse customer base of more than one million.

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

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made.  These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

2018 Q3 10-Q Report	Stericycle, Inc. • 8

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

Highly Inflationary Economy:  Effective July 1, 2018, as a result of the three-year cumulative inflation exceeding 100% and under the guidance given in ASC 830 “Foreign Currency Matters”, Argentina was classified as a highly inflationary economy. Accordingly, the Company recognized, in Other expense, net, a foreign exchange loss of $5.0 million arising from the remeasurement of our Argentinian peso denominated net monetary assets during the three months ended September 30, 2018.

Nonmonetary assets, liabilities and related expenses are measured using historical exchange rates and do not fluctuate with changes in the local exchange rate.

As of September 30, 2018, our Argentinian peso denominated net monetary assets amounted to approximately 430 million Argentinian pesos or $10.5 million.

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

The impact to Income from operations from the adoption of ASC 606 was a decrease in SG&A of $1.3 million and $7.6 million for the three and nine months ended September 30, 2018, respectively.

2018 Q3 10-Q Report	Stericycle, Inc. • 9

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

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  This guidance will require lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months.  ASU 2016-02 also requires certain quantitative and qualitative disclosures.  Accounting guidance for lessors is largely unchanged.  The guidance must be applied at one of two application dates using a modified retrospective method. A cumulative effect adjustment to retained earnings will be recorded at the beginning of the earliest period presented or the effective date depending on the application date selected. This ASU is effective for the Company beginning January 1, 2019, and the Company expects to apply the standard’s transition

2018 Q3 10-Q Report	Stericycle, Inc. • 10

provisions, and record the cumulative adjustment as of that date. In addition, the Company expects to avail itself of the package of practical expedients allowing the Company not to reassess (a) whether any expired or existing contact contains a lease, (b) the lease classification of any expired or existing leases, and (c) the initial direct costs for any existing leases. The Company previously engaged a third party service provider to assist in its implementation of the new leases standard and is continuing to gather, document and analyze lease agreements related to this ASU and anticipates recognizing material right-of-use assets and related liabilities upon adoption.  The Company has also selected and is advancing the process of implementing a software package, including user acceptance testing and training, to manage and account for leases under the new guidance.  Additionally, the Company is continuing to monitor industry activities and any additional guidance provided by or changed by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

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

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Goodwill and Other Intangibles- Internal Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation

2018 Q3 10-Q Report	Stericycle, Inc. • 11

costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The accounting for any hosting contract is unchanged. ASU 2018-15 is effective for us on January 1, 2020 with early adoption permitted, including adoption in any interim period. We are evaluating the impact on our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. Revenue is recognized net of revenue-based taxes assessed by governmental authorities.

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

Our customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g. weekly, monthly or on an as needed basis over the contract term.  Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate or fees based on contractual rates depending upon measures including the volume, weight and type of waste, number and size of containers collected, weight and type of shredded paper and number of call minutes.

Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g., monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

2018 Q3 10-Q Report	Stericycle, Inc. • 12

Disaggregation of Revenues

The following table presents our revenues disaggregated by service and primary geographical regions, and includes a reconciliation of disaggregated revenue to revenue reported by our reportable segments, Domestic and Canada Regulated Waste and Compliance Services (“RCS”) and International RCS:

In millions
	Three Months Ended September 30, 2018
Reportable Segment	Domestic and Canada RCS		International RCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$283.4	$9.7	$58.9	$42.6	$-	$394.6
Secure Information Destruction Services	178.4	16.3	29.9	3.0	-	227.6
Manufacturing and Industrial Services	62.9	5.4	1.0	9.8	-	79.1
Hazardous Waste Solutions	82.0	-	-	-	-	82.0
Communication Services	-	3.5	4.0	-	37.2	44.7
Expert Solutions	-	2.7	1.9	-	22.3	26.9
Total	$606.7	$37.6	$95.7	$55.4	$59.5	$854.9

In millions
	Nine Months Ended September 30, 2018
Reportable Segment	Domestic and Canada RCS		International RCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$860.5	$29.4	$189.2	$143.7	$-	$1,222.8
Secure Information Destruction Services	528.3	49.1	91.0	9.1	-	677.5
Manufacturing and Industrial Services	186.8	16.6	15.9	33.8	-	253.1
Hazardous Waste Solutions	235.0	-	-	-	-	235.0
Communication Services	-	12.7	13.3	-	112.9	138.9
Expert Solutions	-	8.9	7.0	-	90.0	105.9
Total	$1,810.6	$116.7	$316.4	$186.6	$202.9	$2,633.2

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

2018 Q3 10-Q Report	Stericycle, Inc. • 13

The contract liability at September 30, 2018, June 30, 2018, and December 31, 2017 was $15.5 million, $17.4 million, and $17.9 million, respectively.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over the estimated period of benefit to be received from the cost, over a weighted average period of 6.3 years.

We had $7.7 million and $22.8 million of contract acquisition costs, related to deferred sales incentives included in Other current assets and Other assets, respectively, on the Condensed Consolidated Balance Sheet as of September 30, 2018.  During the three and nine months ended September 30, 2018, we amortized $1.8 million and $5.0 million, respectively, of deferred sales incentives to SG&A.

NOTE 3 – ACQUISITIONS

Acquisitions

During the nine months ended September 30, 2018, the Company completed 19 acquisitions, all within our Domestic and Canada RCS reportable segment, which we believe are complementary to our existing operations and fit our growth strategy. Each acquisition met the business definition in ASU 2017-01 and for financial reporting purposes was accounted for using the acquisition method of accounting.

The following table summarizes the location and services of the acquisitions for the nine months ended September 30, 2018:

		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction
United States	19	2	17
Total	19	2	17

The following table summarizes the acquisition date fair value of consideration transferred for current year acquisitions and the adjustment to the consideration transferred for the prior year acquisitions during the nine months ended September 30, 2018:

In millions
	Nine Months Ended September 30, 2018
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Cash, net of cash acquired	$39.6	$-	$39.6
Promissory notes	27.5	-	27.5
Deferred consideration	0.6	-	0.6
Contingent consideration	-	(0.4)	(0.4)
Total purchase price	$67.7	$(0.4)	$67.3

2018 Q3 10-Q Report	Stericycle, Inc. • 14

During the nine months ended September 30, 2018, we recognized an increase in goodwill of $42.0 million related to current year acquisitions, excluding the effect of foreign currency translation, which will be deductible for income taxes.

During the nine months ended September 30, 2018, we recognized an increase in customer relationships intangibles from current year acquisitions of $22.7 million, excluding the effect of foreign currency translation, with amortizable lives of 10 to 30 years.

The fair value of consideration transferred in a business combination is allocated to the tangible and intangible assets assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.  The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the opening balance sheets.

The following table summarizes the preliminary purchase price allocations for current year acquisitions and adjustments to purchase price allocations for prior year acquisitions for the nine months ended September 30, 2018:

In millions
	Nine Months Ended September 30, 2018
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$1.8	$4.7	$6.5
Intangibles	22.7	0.6	23.3
Goodwill	42.0	(7.3)	34.7
Net other assets and liabilities	1.2	1.6	2.8
Total purchase price allocation	$67.7	$(0.4)	$67.3

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

As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation with the objective to improve long-term operational and financial performance which we expect to complete by 2022, see Note 3 - Restructuring, Divestitures, and Assets Held For Sale to our Consolidated Financial Statements included in the 2017 Form 10-K.  We anticipate we will incur approximately $20.0 million of employee termination charges in connection with this restructuring, of which $8.0 million and $1.0 million is expected to impact our Domestic and Canada RCS and International reportable segments, respectively, with the remaining $11.0 million impacting All Other, see Note 12 – Segment Reporting.

During the three and nine months ended September 30, 2018, in connection with our evolving future information systems strategy, we recorded a $6.8 million non-cash impairment charge for software, which is reflected as part of Cost of revenues in the Condensed Consolidated Statements of Income (Loss).  The

2018 Q3 10-Q Report	Stericycle, Inc. • 15

impact of accelerated amortization on software that will continue to be in use until the enterprise resource planning system is implemented is immaterial for the three and nine months ended September 30, 2018.  The assets were held by our Domestic and Canada RCS reportable segment.

During the three and nine months ended September 30, 2018, we recorded $1.0 million in charges related to site closures/consolidation within our Domestic and Canada RCS reporting segment, which are reflected as part of Cost of revenues in the Condensed Consolidated Statements of Income (Loss).  The charges comprised $0.5 million related to lease termination fees and $0.5 million related to non-cash impairment charges for leasehold improvements.

During the three and nine months ended September 30, 2018, we incurred $0.1 million and $2.2 million, respectively, of severance payments related to Business Transformation.  The Domestic and Canada RCS and International RCS reportable segments incurred $1.7 million and $0.3 million, respectively, with the remaining $0.2 million impacting All Other. These amounts were fully paid as of September 30, 2018.

During the fourth quarter of 2017, we incurred restructuring charges of $13.9 million related to employee termination benefits of $11.5 million and non-cash impairment charges of $2.4 million related to software.  Our Domestic and Canada RCS and International RCS reportable segments incurred $5.5 million and $3.3 million, respectively, with the remaining $5.1 million impacting All Other.  The remaining liability of $2.2 million at December 31, 2017 was paid in the first quarter of 2018.

Restructuring – Other

During the three and nine months ended September 30, 2018, we recorded, in SG&A, severance costs of approximately $1.1 million, associated with a reduction in headcount undertaken as part of our Operational Optimization.  The charges were incurred within our All Other reporting segment and the severance payments are expected to be paid in the fourth quarter of 2018.

There could be additional initiatives in the future to further streamline our operations.  As such, the Company expects further charges related to workforce reductions and other facility rationalization costs when those restructuring plans are finalized and related charges are estimable.

Divestitures and Assets Held for Sale

During the three months ended September 30 2018, we completed, as part of our portfolio rationalization, the sale of the non-core clean room service business that was part of our Domestic and Canada RCS reportable segment and which had been classified as held for sale as of June 30, 2018. The proceeds of the sale were $17.0 million resulting in a pre- and after-tax loss of approximately $0.1 million. For the nine months ended September 30, 2018, we recorded non-cash impairment charges of $6.9 million, comprising non-cash impairments of goodwill and customer list intangibles of $5.8 million and $0.5 million, respectively, and a reduction in the fair value of net assets of $0.6 million, which are reflected in SG&A in the Condensed Consolidated Statements of Income (Loss) in connection with reclassifying the assets and liabilities as held for sale during the second quarter of 2018.

In the second quarter of 2018, the Company completed the sale of a business in the U.K. for consideration of approximately $11.5 million of which $8.2 million was received in cash and $3.3 million is held in escrow, subject to release upon renewal of a lease held by the sold business.  Prior to sale, we had recorded non-cash impairment charges of $14.8 million in connection with reclassifying the assets and liabilities as held for sale and subsequent changes in the fair value of these assets: $4.2 million during the nine months ended September 30, 2018; $6.8 million for the year ended December 31, 2017; and $3.8

2018 Q3 10-Q Report	Stericycle, Inc. • 16

million for the year ended December 31, 2016.  These charges are included in SG&A in the Condensed Consolidated Statements of Income (Loss) in the respective periods. In addition, the consideration received is subject to a potential adjustment based on the determination of the final net assets transferred under the sale agreement. During the three months ended September 30, 2018, the Company has recorded a charge of $0.4 million as an estimate of its exposure to this adjustment, which is reflected in SG&A in the Condensed Consolidated Statements of Income (Loss).

During the nine months ended September 30, 2017, we sold certain assets in the U.K. for $1.2 million, resulting in a pre-tax loss of $5.6 million ($4.5 million, net of tax), related to non-cash asset impairment charges arising from changes in the fair value of assets held for sale, which is included in SG&A in the Condensed Consolidated Statements of Income (Loss).

There were no assets or liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2018.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment and for the “All Other” category were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Balance as of January 1, 2017	$2,811.8	$498.4	$280.8	$3,591.0
Goodwill acquired during year	36.9	4.9	4.7	46.5
Purchase accounting adjustments	(10.1)	1.2	1.5	(7.4)
Impairments during the year	-	(65.0)	-	(65.0)
Impairments related to disposition and assets held for sale	-	(7.1)	-	(7.1)
Changes due to foreign currency fluctuations	11.6	34.4	-	46.0
Balance as of December 31, 2017	2,850.2	466.8	287.0	3,604.0
Goodwill acquired during period	42.0	-	-	42.0
Purchase accounting adjustments	(6.5)	-	(0.8)	(7.3)
Impairments related to disposition and assets held for sale (see Note 4)	(5.8)	(0.1)	-	(5.9)
Changes due to foreign currency fluctuations	(4.0)	(15.0)	-	(19.0)
Balance as of September 30, 2018	$2,875.9	$451.7	$286.2	$3,613.8

Current period adjustments to goodwill for certain prior year acquisitions are primarily due to the finalization, with the assistance of third party valuation specialists, of intangible asset valuations among other opening balance sheet adjustments.

2018 Q3 10-Q Report	Stericycle, Inc. • 17

Other Intangible Assets:

As of September 30, 2018 and December 31, 2017, the values of other intangible assets were as follows:

In millions
	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,593.6	$466.4	$1,127.2	$1,613.4	$381.4	$1,232.0
Covenants not-to-compete	4.1	2.8	1.3	7.9	5.9	2.0
Tradenames	4.0	1.2	2.8	6.0	1.8	4.2
Other	11.9	3.1	8.8	17.0	3.4	13.6
Indefinite lived intangibles:
Operating permits	215.9	-	215.9	222.3	-	222.3
Tradenames	314.6	-	314.6	317.4	-	317.4
Total	$2,144.1	$473.5	$1,670.6	$2,184.0	$392.5	$1,791.5

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of January 1, 2017	$1,862.0
Intangible assets acquired during the year	28.2
Valuation adjustments for prior year acquisitions	7.9
Amounts reclassified to assets held for sale	(2.6)
Impairments during the year	(21.0)
Amortization during the year	(118.4)
Changes due to foreign currency fluctuations	35.4
Balance as of December 31, 2017	1,791.5
Intangible assets acquired during the period	22.7
Valuation adjustments for prior year acquisitions	0.6
Amounts reclassified to assets held for sale	(14.4)
Impairments during the period	(5.7)
Amortization during the period	(96.6)
Changes due to foreign currency fluctuations	(27.5)
Balance as of September 30, 2018	$1,670.6

In the second quarter of 2018, in connection with entering into an agreement for the sale of a business (see Note 4 – Restructuring, Divestitures and Assets Held For Sale), which closed during the three months ended September 30, 2018, we reclassified $14.4 million of customer relationship intangibles to Assets held for sale and recorded a $0.5 million non-cash impairment of customer relationship intangibles.

During the three and nine months ended September 30, 2018, we impaired $0.0 million and $1.0 million, respectively, of tradenames, $0.0 million and $1.2 million, respectively, of operating permits, and $0.0 million and $3.0 million, respectively, of customer relationships in our International RCS segment, due to decisions to rationalize certain operations.

Our indefinite-lived intangible assets include permits and certain tradenames.  We have determined that our permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore these are not amortized.

2018 Q3 10-Q Report	Stericycle, Inc. • 18

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives ranging from 10 to 30 years, based upon the type of customer, and a weighted average remaining useful life of 11.0 years.  We have covenants not-to-compete with useful lives ranging from 5 to 14 years and a weighted average remaining useful life of 2.2 years.  Our tradenames have useful lives ranging from 4 to 40 years and a weighted average remaining useful life of 17.7 years.  Other intangibles mainly consist of landfill air rights with a remaining useful life of 16.0 years.

During the three months ended September 30, 2018 and 2017, the aggregate intangible asset amortization expense was $31.8 million and $29.9 million, respectively.  During the nine months ended September 30, 2018 and 2017, the aggregate intangible asset amortization expense was $96.6 million and $88.5 million, respectively.

The estimated amortization expense for each of the next five years (based upon exchange rates at September 30, 2018) is as follows for the years ended December 31:

In millions
2018	$127.4
2019	$127.5
2020	$126.8
2021	$126.4
2022	$126.2

NOTE 6 – DEBT

Long-term debt consisted of the following:

In millions
	September 30, 2018	December 31, 2017
Obligations under capital leases	$24.3	$9.4
$1.2 billion senior credit facility weighted average rate 3.56% at 2018 and 2.55% at 2017, due in 2022	613.7	471.7
$950 million term loan weighted average rate 3.78% at 2018 and 2.83% at 2017, due in 2022	914.4	950.0
$125 million private placement notes 3.18% at 2018 and 2.68% at 2017, due in 2019	125.0	125.0
$225 million private placement notes 4.97% at 2018 and 4.47% at 2017, due in 2020	225.0	225.0
$150 million private placement notes 3.39% at 2018 and 2.89% at 2017, due in 2021	150.0	150.0
$125 million private placement notes 3.76% at 2018 and 3.26% at 2017, due in 2022	125.0	125.0
$200 million private placement notes 3.22% at 2018 and 2.72% at 2017, due in 2022	200.0	200.0
$100 million private placement notes 3.29% at 2018 and 2.79% at 2017, due in 2023	100.0	100.0
$150 million private placement notes 3.68% at 2018 and 3.18% at 2017, due in 2023	150.0	150.0
Promissory notes and deferred consideration weighted average rate 1.69% at 2018 and 1.49% at 2017 and weighted average maturity 2.8 years at 2018 and 2.9 years at 2017	136.7	155.9
Foreign bank debt weighted average rate 5.61% at 2018 and 6.11% at 2017 and weighted average maturity 2.2 years at 2018 and 1.7 years at 2017	75.9	85.2
Total debt	2,840.0	2,747.2
Less: current portion of total debt	109.3	119.5
Less: unamortized debt issuance costs	9.9	12.4
Long-term portion of total debt	$2,720.8	$2,615.3

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At September 30, 2018, we were in compliance with all of our financial debt covenants.  Our

2018 Q3 10-Q Report	Stericycle, Inc. • 19

senior credit facility, term loan, and private placement notes rank pari passu to each other and all other unsecured debt obligations.

At September 30, 2018 and December 31, 2017, we had $119.5 million and $130.8 million, respectively, committed to outstanding letters of credit under our senior credit facility.  The unused portion of the revolving credit facility was $466.8 million and $597.5 million at September 30, 2018 and December 31, 2017, respectively.

The obligations under the senior credit facility, term loan, and the private placement notes agreements are unsecured.  All of these agreements contain a financial covenant to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 at the end of any fiscal quarter.  Following the $295.0 million payment with respect to the small quantity (“SQ”) medical waste customer class action settlement (see Note 14 – Legal Proceedings), and provided the pro-forma Consolidated Leverage Ratio, which includes the impact of the payment, is at least 3.50 to 1, the Company had the option to adjust the requirement to 4.00 to 1.00 for up to two consecutive quarters in any fiscal quarter ending on or before September 30, 2018.  The Company paid the $295.0 million settlement on July 6, 2018 and exercised this option in the third quarter of 2018.

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

The Company triggered the interest rate adjustment in a) above related to the private placement notes during the second quarter of 2018 and triggered the interest rate adjustment related to the senior credit facility and term loan during the third quarter of 2018. As a result the interest rate charged on the private placement notes was increased by 0.50% and the rate charged on the senior credit facility and term loan was increased by 0.25%.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” and accounted for the refinance as a modification in the first quarter of 2018 and recorded $2.7 million of pre-tax debt modification charges at the time.

2018 Q3 10-Q Report	Stericycle, Inc. • 20

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2018 and 2017 were 31.7% and 41.6%, respectively.  The effective tax rates for the nine months ended September 30, 2018 and 2017 were 26.9% and 23.9%, respectively.  The decrease in the tax rate for the three months ended September 30, 2018, when compared to the three months ended September 30, 2017 is a result of the reduction in the U.S. federal tax rate from 35.0% to 21.0% in accordance with the U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) effective for tax years beginning after December 31, 2017, partially offset by the non-deductibility of the foreign exchange loss recorded for the impact of the change in functional currency of our operations in Argentina (see Note 1 – Basis of Presentation and Summary Of Significant Accounting Policies).  The higher rate for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017 is a result of the impact to the annual effective rate of the accrual, in the second quarter, of the SQ customer class action settlement. The result was proportionally lower U.S. pre-tax income compared to international operations than in the current year.

In accordance with Staff Accounting Bulletin No. 118 (“SAB118”) and Accounting Standards Update No. 2018-05 “Income Taxes (Topic 740), Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118”, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017.  During the three months ended September 30, 2018, we recorded $0.4 million in measurement-period adjustments related to these items.  Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the U.S. Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the U.S. Tax Act.

The $295.0 million SQ customer class action settlement payment, made in the third quarter, of 2018 is a current year tax deduction which we anticipate will result in the generation of a net operating loss on our U.S. federal tax return that will be carried forward to future years and is expected to be fully utilized. The current year deduction also causes a limitation of our deductible interest expense in 2018.  Based upon our current forecast, the deferred tax asset related to this excess interest expense limitation is expected to be approximately $13.8 million.  This excess amount will also be carried forward and is expected to be fully utilized.  In addition, the Company is reviewing the overall tax treatment associated with the SQ customer class action settlement payment and the applicable tax rate to apply as a result of the U.S. Tax Act.

The Company files income tax returns in the U.S., in various states and in certain foreign jurisdictions.  The Company has recorded liabilities to cover certain uncertain tax positions.  Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions.  During the course of examinations by various taxing authorities, proposed adjustments may be asserted.  The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary.

During the first quarter of 2018, the IRS completed the audit of our 2014 corporate income tax return and made no changes to our reported tax.

2018 Q3 10-Q Report	Stericycle, Inc. • 21

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure financial assets and liabilities that are carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets:

In millions
		Fair Value Measurements Using
	Total as of September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.2	$-	$0.2	$-
Total assets	$0.2	$-	$0.2	$-
Liabilities:
Contingent consideration	$10.2	$-	$-	$10.2
Total liabilities	$10.2	$-	$-	$10.2

In millions
		Fair Value Measurements Using
	Total as of December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Derivative financial instruments	$0.4	$-	$0.4	$-
Total assets	$0.4	$-	$0.4	$-
Liabilities:
Contingent consideration	$12.4	$-	$-	$12.4
Total liabilities	$12.4	$-	$-	$12.4

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

As of September 30, 2018 and December 31, 2017, we recorded an asset of $0.2 million and $0.4 million, respectively, related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets as of September 30, 2018 and December 31, 2017.  The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities are recorded using Level 3 inputs and were $10.2 million as of September 30, 2018, of which $2.7 million was classified as Other current liabilities.  Contingent consideration liabilities were $12.4 million at December 31, 2017, of which $4.6 million was classified as Other current liabilities. The remaining long-term amounts are classified as Other liabilities in the Condensed Consolidated Balance Sheets. Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur.  These events are usually the achievement of targets for revenues, earnings, or other milestones related to the business acquired.  We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.  The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance.  If the financial performance measures were all fully met, our maximum liability would be $13.4 million as of September 30, 2018.  Contingent consideration liabilities are reassessed each reporting period.

2018 Q3 10-Q Report	Stericycle, Inc. • 22

Changes to contingent consideration were as follows:

In millions
Contingent consideration as of January 1, 2017	$24.1
Increase due to current year acquisitions	0.1
Purchase accounting adjustments	(9.6)
Decrease due to payments	(1.5)
Change in fair value reflected in Selling, general, and administrative expenses	(0.4)
Changes due to foreign currency fluctuations and other	(0.3)
Contingent consideration as of December 31, 2017	12.4
Purchase accounting adjustments	(0.4)
Decrease due to payments	(1.3)
Change in fair value reflected in Selling, general, and administrative expenses	0.2
Changes due to foreign currency fluctuations	(0.7)
Contingent consideration as of September 30, 2018	$10.2

In addition, to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions or the remeasurement of assets resulting in impairment charges.  See Note 3 – Acquisitions and Note 4 – Restructuring, Divestitures and Assets Held for Sale, for further discussion on the fair value of assets and liabilities associated with acquisitions and assets held for sale.

Fair Value of Debt: At September 30, 2018, the fair value of the Company’s debt obligations was estimated, using Level 2 inputs, at $2.79 billion compared to a carrying amount of $2.84 billion.  The fair value was estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, accounts payable and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and the Employee Stock Purchase Plan (“ESPP”) included in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative - stock option plan	$2.5	$3.7	$8.4	$11.6
Selling, general and administrative - RSUs	2.0	1.2	5.8	4.1
Selling, general and administrative - PSUs	1.9	0.2	4.5	0.6
Selling, general and administrative - ESPP	0.3	0.3	0.8	1.0
Total pre-tax expense	$6.7	$5.4	$19.5	$17.3

2018 Q3 10-Q Report	Stericycle, Inc. • 23

Stock Options:

Options granted to directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight line method over the vesting period. Stock option activity for the nine months ended September 30, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2018	5,393,417	$96.91
Granted	362,382	62.06
Exercised	(311,792)	49.78
Forfeited	(191,322)	103.38
Canceled or expired	(255,538)	105.88
Outstanding as of September 30, 2018	4,997,147	$96.61	4.23	$3.0
Exercisable as of September 30, 2018	3,557,911	$96.39	3.61	$3.0

At September 30, 2018, there was $21.9 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.75 years.

For the three months ended September 30, 2018 and 2017, the intrinsic value of options exercised was $3.3 million and $0.3 million, respectively.  For the nine months ended September 30, 2018 and 2017, the intrinsic value of options exercised was $4.8 million and $3.5 million, respectively.  The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The Company uses historical data to estimate expected life and volatility.  The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options granted (shares)	1,712	18,015	362,382	454,799
Weighted average fair value at grant date	$18.09	$17.83	$16.87	$19.48
Assumptions:
Expected term (in years)	4.89	4.83	4.89	4.82
Expected volatility	25.68%	22.95%	25.34%	22.68%
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	2.74%	1.81%	2.58%	1.90%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period.  RSUs generally vest over five years.

2018 Q3 10-Q Report	Stericycle, Inc. • 24

A summary of the status of our non-vested RSUs and changes during the nine months ended September 30, 2018, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested at January 1, 2018	267,297	$89.74
Granted	293,698	62.23
Vested and Released	(62,313)	88.29
Forfeited	(56,151)	74.89
Non-vested as of June 30, 2018	442,531	$73.28	2.08	$26.0

At September 30, 2018, there was $25.7 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.7 years.  The fair value of RSUs that vested during the nine months ended September 30, 2018 was $4.2 million.

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

Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date.

A summary of the status of our non-vested PSUs and changes during the nine months ended September 30, 2018, are as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	11,149	$82.85
Granted	131,182	63.92
Vested and Released	-	-
Forfeited	(24,579)	72.23
Non-vested as of September 30, 2018	117,752	$63.98

At September 30, 2018, there was approximately $1.7 million of total unrecognized compensation expense related to the 2018 installments of PSUs. At September 30, 2018, approximately 315,000 of additional installments of PSUs exist which will vest based on achievement of performance goals to be established for fiscal years 2019 through 2021.

NOTE 10 – PREFERRED STOCK

At September 30, 2018, we had 1,000,000 authorized shares of preferred stock and zero shares issued and outstanding of mandatory convertible preferred stock.

2018 Q3 10-Q Report	Stericycle, Inc. • 25

We declared and paid dividends of $8.4 million and $8.9 million to the preferred shareholders during the three months ended September 30, 2018 and 2017, respectively. We declared and paid dividends of $25.5 million and $27.5 million to the preferred shareholders during the nine months ended September 30, 2018 and 2017, respectively.

The following table provides information about our repurchases of depository shares of mandatory convertible preferred stock during the nine months ended September 30, 2018:

In millions, except share and per share data
	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
January 1 - January 31, 2018	-	$-	$-
February 1 - February 28 , 2018	151,900	7.4	49.05
March 1 - March 31 , 2018	-	-	-
April 1 - April 30 , 2018	-	-	-
May 1 - May 31 , 2018	150,000	7.4	$49.24
June 1 - June 30 , 2018	-	-	-
July 1 - July 31 , 2018	-	-	-
August 1 - August 31, 2018	50,000	2.4	47.05
September 1 - September 30 , 2018	-	-	-
Total	351,900	$17.2	$48.85

For the nine months ended September 30, 2018 and 2017, repurchases of our mandatory convertible preferred stock resulted in a $16.9 million and $14.4 million, respectively, increase in retained earnings, as we redeemed the preferred stock at a discount.  The 351,900 depository shares purchased in 2018 were equivalent to 35,190 units of preferred stock.

On September 14, 2018, in accordance with their terms of issue, 638,190 shares of the Company’s Series A Mandatory Convertible Preferred Stock (“Series A”), representing all of the preferred stock outstanding as of that date, were converted into a total of 4.7 million shares of the Company’s common stock at a ratio of 7.3394 shares of our common stock for each share of Series A.

NOTE 11 – EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, RSUs, PSUs and, the impact of the Series A prior to conversion on September 14, 2018.  The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.  For the issue of Series A, we used the "if-converted method", weighted for the period prior to conversion.  Under the if-converted method, the preferred dividend applicable to Series A was added back as an adjustment to the numerator.  The Series A shares were assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and for periods including the conversion date of September 14, 2018 these common shares are weighted for the period the Series A was

2018 Q3 10-Q Report	Stericycle, Inc. • 26

outstanding with the resulting weighted average common shares included in the denominator.  In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.  The numerator is also adjusted for any premium or discount arising from redemption of the preferred stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Stericycle, Inc.	$23.5	$39.0	$73.7	$(46.8)
Mandatory convertible preferred stock dividend	(8.4)	(8.9)	(25.5)	(27.5)
Gain on repurchases of preferred stock	2.4	5.4	16.9	14.4
Numerator for basic earnings (loss) per share attributable to Stericycle, Inc. common shareholders	$17.5	$35.5	$65.1	$(59.9)
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares (1)	86.7	85.3	85.9	85.3
Effect of dilutive securities:
Stock-based compensation awards	0.1	0.3	0.2	-
Mandatory convertible preferred stock (2)	-	-	-	-
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and after assumed exercises	86.8	85.6	86.1	85.3
Earnings (loss) per share – Basic	$0.20	$0.42	$0.76	$(0.70)
Earnings (loss) per share – Diluted (3)	$0.20	$0.41	$0.76	$(0.70)
(1)

For the three and nine months ended September 30, 2018, respectively, the denominator for basic earnings per share includes 0.8 million and 0.3 million shares, respectively, representing the weighted-average impact of the common shares outstanding subsequent to the Series A conversion on September 14, 2018.

(2)

The weighted average common shares (in thousands) issuable upon the assumed conversion (as discussed above) of the Series A totaling 3,918 and 5,049 for the three months ended September 30, 2018 and 2017, respectively, and 4,526 and 5,152 for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the computation of diluted earnings (loss) per share as such conversion would have been anti-dilutive.

(3)	Due to the net loss for the nine months ended September 30, 2017, dilutive loss per share is the same as basic.

For the three and nine months ended September 30, 2018, options to purchase shares (in thousands) of 4,631 and 4,697, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2017, options to purchase shares (in thousands) of 4,743 and 4,732, respectively, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  For the three months ended September 30, 2017, 307 incremental shares (in thousands) related to stock options were not included in the computation of diluted loss per share because of the net loss during this period.

2018 Q3 10-Q Report	Stericycle, Inc. • 27

For the three and nine months ended September 30, 2018, RSUs (in thousands) of 151 and 47, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2017, RSUs (in thousands) of 226 and 49, respectively, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  For the nine months ended September 30, 2017, incremental shares related to RSUs (in thousands) of 18 were not included in the computation of diluted loss per share because of the net loss during this period.

During the three and nine months ended September 30, 2018 and 2017, all of the Company’s outstanding PSUs were subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period.  These outstanding PSUs were excluded from the earnings (loss) per share calculation for the three and nine months ended September 30, 2018 and 2017 as the performance conditions were not satisfied as of the end of the respective periods.

NOTE 12 – SEGMENT REPORTING

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

2018 Q3 10-Q Report	Stericycle, Inc. • 28

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Domestic and Canada RCS	$644.3	$634.7	$1,927.3	$1,917.5
International RCS	151.1	174.6	503.0	536.2
All Other	59.5	73.5	202.9	239.2
Total	$854.9	$882.8	$2,633.2	$2,692.9
Gross Profit
Domestic and Canada RCS	$261.5	$276.7	$786.2	$839.7
International RCS	49.9	55.0	169.7	170.0
All Other	24.1	36.4	91.4	108.8
Total	$335.5	$368.1	$1,047.3	$1,118.5
Depreciation
Domestic and Canada RCS	$19.0	$17.6	$56.7	$50.8
International RCS	6.7	7.8	21.4	23.4
All Other	6.4	5.0	17.5	14.5
Total	$32.1	$30.4	$95.6	$88.7
Intangible Amortization
Domestic and Canada RCS	$23.7	$22.0	$71.1	$65.6
International RCS	6.0	5.9	19.2	16.8
All Other	2.1	2.0	6.3	6.1
Total	$31.8	$29.9	$96.6	$88.5
Adjusted EBITDA
Domestic and Canada RCS	$196.6	$202.6	$583.4	$619.7
International RCS	20.9	23.5	80.8	77.4
All Other	(33.6)	(19.9)	(100.1)	(79.1)
Total	$183.9	$206.2	$564.1	$618.0

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to Income from operations:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic and Canada RCS Adjusted EBITDA	$196.6	$202.6	$583.4	$619.7
International RCS Adjusted EBITDA	20.9	23.5	80.8	77.4
All Other Adjusted EBITDA	(33.6)	(19.9)	(100.1)	(79.1)
Depreciation	(32.1)	(30.4)	(95.6)	(88.7)
Business Transformation	(21.0)	(4.2)	(64.9)	(4.2)
Intangible Amortization	(31.8)	(29.9)	(96.6)	(88.5)
Acquisition and Integration	(1.6)	(10.8)	(7.5)	(33.5)
Operational Optimization	(3.6)	(16.0)	(19.5)	(52.4)
Divestitures	(2.0)	(9.1)	(19.1)	(12.7)
Litigation, Settlements and Regulatory Compliance	(17.3)	(1.3)	(61.2)	(304.9)
Other	(6.2)	(10.9)	(14.9)	(17.3)
Income from operations	$68.3	$93.6	$184.8	$15.8

2018 Q3 10-Q Report	Stericycle, Inc. • 29

The following table presents consolidated revenues by service:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Regulated Waste and Compliance Services	$476.6	$502.5	$1,457.8	$1,525.9
Secure Information Destruction Services	227.6	204.7	677.5	621.2
Manufacturing and Industrial Services	79.1	86.6	253.1	260.4
Communication and Related Services	71.6	89.0	244.8	285.4
Revenues	$854.9	$882.8	$2,633.2	$2,692.9

NOTE 13 – ENVIRONMENTAL REMEDIATION LIABILITIES

We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated.  We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is uncertain.  Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and applicable laws and regulations.  The liability for environmental remediation is included on the Condensed Consolidated Balance Sheets in current liabilities within Accrued liabilities and in noncurrent liabilities within Other liabilities.

At September 30, 2018 the total environmental remediation liabilities recorded were $31.0 million, of which $3.2 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets.  At December 31, 2017, the total environmental remediation liabilities recorded were $30.8 million, of which $5.7 million were presented in Accrued liabilities on the Condensed Consolidated Balance Sheets.  We project payments over approximately 30 years.

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

2018 Q3 10-Q Report	Stericycle, Inc. • 30

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

2018 Q3 10-Q Report	Stericycle, Inc. • 31

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

2018 Q3 10-Q Report	Stericycle, Inc. • 32

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

2018 Q3 10-Q Report	Stericycle, Inc. • 33

filed in the Federal District Court for the District of Delaware.  By agreement of the parties, the Siu case was stayed by order of the Court on May 24, 2018, pending resolution of the motion to dismiss the securities class action discussed above.  On May 16, 2018, the Court entered an order consolidating Brennan and Janklow.  On April 18, 2018, the company filed a motion to stay the Janklow case, which motion also now applies to Brennan post-consolidation.  That motion is fully briefed. On July 30, 2018, Damon Turney v. Mark C. Miller, et al., was filed in the Federal District Court of the Northern District of Illinois. This purported shareholder previously had made a demand that the Board of Directors take certain actions, as discussed below in the section entitled Shareholder Demand Letter.

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

2018 Q3 10-Q Report	Stericycle, Inc. • 34

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

On September 25, 2018, the parties stipulated to dismissal of the case with prejudice, and the Court dismissed the case with prejudice on October 23, 2018.

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

North Salt Lake, Utah.  We have continued to toll the statute of limitations with the United States Attorney’s Office for the District of Utah (the “USAO”) relating to an investigation by the USAO and the U.S. Environmental Protection Agency (the “EPA”) into past Clean Air Act emissions and permit requirements, as previously alleged in the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”).  The NOV resulted in our December 2014 settlement with the DAQ, as previously disclosed.  The USAO and EPA have been investigating whether the alleged violations are criminal or civil in nature under the Clean Air Act and other federal statutes.

The government has indicated that the matter will be resolved civilly, not criminally, and the parties are in settlement negotiations regarding a civil consent decree and a civil penalty under the Clean Air Act.

2018 Q3 10-Q Report	Stericycle, Inc. • 35

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

On October 26, 2017, DTSC filed a complaint in California Superior Court in Sacramento County for civil penalties and injunctive relief for alleged violations of California's Hazardous Waste Control Law.  On October 15, 2018, the parties entered into a Stipulation for Entry of Order and Final Judgment on Consent, which was entered by the Superior Court of the State of California, Sacramento County, on October 19, 2018.

The Company has accrued its estimate of the probable loss for this matter, which is not material.

Tabasco, Mexico.  In late 2016, the National Agency for Industrial Security and the Protection of the Environment for the Hydrocarbon Sector in Mexico (“ASEA”) conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of our subsidiaries in Dos Bocas, Tabasco, Mexico. ASEA subsequently claimed that the soil treatment process described in the facility’s treatment permit had not been followed properly and issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated. Our subsidiary has engaged a firm of environmental technicians to assess the contamination described in the ASEA order and to conduct a broader environmental assessment of the facility. The preliminary estimate of the remediation costs necessary to address the ASEA order was $2.0 million. Our review and assessment of the overall facility is ongoing.  In November 2017, ASEA rescinded the prior order imposing the fine.  After reassessing the evidence and arguments presented, ASEA issued a new resolution on March 9, 2018, containing a lower, revised fine and including remedial obligations.  In March 2018, the Company submitted a proposal for remedial measures.  On April 26, 2018, the Company appealed the fines in the most recent order.  Separately, the Company has implemented certain remedial measures to address site conditions during periods of increased precipitation.  These near term remedial measures are also subject to the review and approval of ASEA.

In June 2018, the Company instituted both civil and criminal legal proceedings in Mexico against the company from which it acquired the relevant facility, seeking to hold the seller liable for any remediation as well as lost profits and damages.  The defendants named in the civil complaint filed their answers in September 2018.

The Company has accrued its estimate of the probable loss for this matter, which is not material.  At this time we are unable to reasonably estimate the future cost of any remedial obligations at the facility beyond the preliminary estimate to comply with the ASEA order.

2018 Q3 10-Q Report	Stericycle, Inc. • 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions).  When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.  Actual results could differ significantly from the results described here.  Factors that could cause such differences include changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to execute on Business Transformation initiatives and achieve the anticipated benefits and cost savings, charges related to the portfolio rationalization strategy or the failure of this strategy to achieve the desired results, failure to consummate a strategic alternative transaction with respect to Communication and Related Services, potential charges related to a strategic alternative transaction with respect to Communication and Related Services, or the failure of any such transaction to achieve desired results, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in private placement notes and credit agreements, political, economic, inflationary, currency and other risks related to our foreign operations, the outcome of pending or future litigation including litigation with respect to the U.S. Foreign Corrupt Practices Act, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, changes in the demand and price for recycled paper, failure to maintain an effective system of internal control over financial reporting, disruptions in or attacks on information technology systems, as well as other factors described in filings with the U.S. Securities and Exchange Commission, including the most recently filed Annual Report on Form 10-K and subsequent Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  To the extent permitted under applicable law, we make no commitment to disclose any subsequent revisions to forward-looking statements.

The following discussion of Stericycle’s financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes in Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report and our Consolidated Financial Statements and related notes thereto and related Management’s Discussion of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

2018 Q3 10-Q Report	Stericycle, Inc. • 37

services, product recall and retrieval services, and live voice and automated communication solutions.  Stericycle operates in the United States (“U.S.”) and 19 other countries around the world.

The following table identifies key strategies and other significant matters impacting our business for the three and nine months ended September 30, 2018 and 2017, respectively:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Business Transformation	$21.0	$4.2	$64.9	$4.2
Intangible Amortization	31.8	29.9	96.6	88.5
Acquisitions and Integration	1.6	10.8	7.5	33.5
Operational Optimization	3.6	16.0	19.5	52.4
Divestitures	2.0	9.1	19.1	12.7
Litigation, Settlements and Regulatory Compliance	17.3	1.3	61.2	304.9
Capital Allocation	-	-	2.7	-
Other	11.2	10.9	19.9	17.3
Total pre-tax	$88.5	$82.2	$291.4	$513.5

Tax Reform	$0.4	$-	$0.4	$-
Capital Allocation (Preferred Dividends)	8.4	8.9	25.5	27.5
Total after-tax	$8.8	$8.9	$25.9	$27.5

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

Key initiatives of the Business Transformation include:

•	Portfolio Rationalization: Executing on a comprehensive review of the Company’s global service lines to identify and pursue the divestiture of non-strategic assets.
•	Operational Optimization: Standardizing route planning logistics, modernizing field operations, and driving network efficiency across facilities.
•	Organizational Excellence and Efficiency: Redesigning the Company’s organizational structure to optimize resources and align around a global shared business services model.

2018 Q3 10-Q Report	Stericycle, Inc. • 38

•	Commercial Excellence: Aligning our sales and service organizations around the customer, standardizing our customer relationship management process, and expanding customer self-service options.
•	Strategic Sourcing: Reducing spend through global procure-to-pay processes and leveraging organizational scale.

Our Business Transformation is expected to deliver $850.0 million to $1.0 billion of cumulative Adjusted EBITDA benefits over the next five years.  Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”) is Income from operations excluding certain specified items, Depreciation and Intangible Amortization.

The following table presents Adjusted EBITDA benefits for the three and nine months ended September 30, 2018 and expected Adjusted EBITDA benefits for the year ended December 31, 2018 by our reportable segments and Condensed Consolidated Statements of Income (Loss) components:

In millions
	Three Months Ended September 30, 20108	Nine Months Ended September 30, 2018	Expected for the Year Ended December 31, 2018
Reportable Segments:
Domestic and Canada RCS	$12.8	$29.2	$46-$50
International RCS	1.3	3.4	$5
All Other	2.4	7.2	$9-$10
Total	$16.5	$39.8	$60-$65
Benefits:
Gross profit	$5.6	$14.5	$25-$27
Selling, general and administrative expenses	10.9	25.3	$35-$38
Total	$16.5	$39.8	$60-$65

Business Transformation related charges are expected to be recorded in connection with the following types of costs and activities:

•	Consulting and professional services, including system integration, project management, ERP advisory, and information technology related costs,
•	Internal resources, including project related incentive compensation,
•	Employee terminations,
•	Impairments and accelerated depreciation/amortization,
•	Costs and activities associated with the rationalization of our legal entity structure, and
•	Other related expenses.

The Company expects to record approximately $195.0 million to $215.0 million in charges and approximately $80.0 million to $85.0 million of capital expenditures primarily related to the implementation of the ERP system ($275.0 million to $300.0 million in total charges and capital expenditures) over the next five years.

For the three months ended September 30, 2018, we recorded $21.0 million in charges related to the Business Transformation.  In the U.S., we recorded a $6.8 million non-cash impairment charge for software and $1.0 million related to site closure/consolidation charges incurred in the Domestic and Canada RCS reportable segment, which are reflected as part of Cost of revenues in the Condensed Consolidated Statements of Income (Loss). As we continue to evolve our future information systems strategy, in

2018 Q3 10-Q Report	Stericycle, Inc. • 39

conjunction with our implementation of a global ERP system we may identify further items that will be abandoned or whose useful lives may be shortened, resulting in additional impairment charges and/or increases in depreciation/amortization charges. In addition, primarily in the U.S., we recorded $5.8 million of consulting and professional services, $5.1 million of Transformation Management office charges for internal resources and project related incentive compensation, $1.4 million SAP maintenance costs, $0.1 million related to employee terminations, and $0.8 million of other related expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the nine months ended September 30, 2018, we recorded $64.9 million in charges related to the Business Transformation. In the U.S., we recorded a $6.8 million non-cash impairment charge for software and $1.0 million related to site closure/consolidation charges incurred in the Domestic and Canada RCS reportable segment, which are reflected as part of Cost of revenues in the Condensed Consolidated Statements of Income (Loss).  In addition, primarily in the U.S., we recorded $39.6 million of consulting and professional services, $10.6 million of Transformation Management office charges for internal resources and project related incentive compensation, $2.8 million of SAP maintenance costs, $2.2 million related to employee terminations, and $1.9 million of other related expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

During the three and nine months ended September 30, 2017, we recorded $4.2 million in charges related to consulting and professional services associated with the Business Transformation, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

Since being initiated in the third quarter of 2017, our Business Transformation cumulative charges and capital expenditure payments are $96.2 million and $19.1 million, respectively.

As part of our Business Transformation we are undertaking legal entity organizational restructuring actions to assist with streamlining and simplifying business operations and to help lower general and administrative costs.  Such actions could result in additional charges associated with potential foreign exchange gains and losses on changes in designation of permanently invested funds, consulting and professional services, and increases in potential exposure to U.S. and foreign taxes.

Intangible Amortization

For the three months ended September 30, 2018 and 2017, the Company recorded $31.8 million and $29.9 million, respectively, of intangible amortization expense from acquisitions which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the nine months ended September 30, 2018 and 2017, the Company recorded $96.6 million and $88.5 million, respectively, of intangible amortization expense from acquisitions which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

Acquisition and Integration

We believe that acquisitions are a steady and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as well as provide opportunity to introduce our additional services to the acquired customers.  In our early history, acquisitions were a key strategy to rapidly building our customer base and route density in the U.S.  We have been able to expand internationally through acquisition and now have physical operations in 19 different countries outside the U.S.  Over our history, Stericycle has completed over 500 acquisitions.  We

2018 Q3 10-Q Report	Stericycle, Inc. • 40

expect to continue our acquisition strategy, remaining focused on small, highly accretive, tuck in acquisitions that broaden our various service capabilities while creating value for our shareholders.

The following table summarizes the location and services of our acquisitions for the nine months ended September 30, 2018:

		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction
United States	19	2	17
Total	19	2	17

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

•	Impairments and accelerated depreciation, and
•	Change in fair value of contingent consideration.

For the three months ended September 30, 2018 and 2017, we recorded $1.6 million and $10.8 million, respectively, of Acquisition and Integration expenses which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the three months ended September 30, 2018, we recorded $1.4 million of acquisition expenses, expenses, $0.4 million of integration expenses mostly related to acquisitions completed in the U.S., and a $0.2 million favorable change in the fair value of contingent consideration.

For the three months ended September 30, 2017, we recorded $1.8 million of acquisition expenses, $8.5 million of integration expenses mostly related to acquisitions completed in the U.S. and a $0.5 million unfavorable change in the fair value of contingent consideration.

For the nine months ended September 30, 2018 and 2017, we recorded $7.5 million and $33.5 million, respectively, of Acquisition and Integration expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the nine months ended September 30, 2018, we recorded $5.5 million of acquisition expenses, $1.8 million of integration expenses mostly related to acquisitions completed in the U.S., and a $0.2 million unfavorable change in the fair value of contingent consideration.

For the nine months ended September 30, 2017, we recorded $6.0 million of acquisition expenses, $26.6 million of integration expenses mostly related to acquisitions completed in the U.S., and a $0.9 million unfavorable change in fair value of contingent consideration.

The results of operations of our acquired businesses have been included in the Condensed Consolidated Statements of Income (Loss) from the date of each such acquisition.  Pro forma results of operations for

2018 Q3 10-Q Report	Stericycle, Inc. • 41

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

Our Operational Optimization costs include the following types of activities:

•	Consulting and professional services,
•	Employee terminations,
•	Closure/consolidation activities,
•	Contract and lease exit costs,
•	Environmental and retirement obligations,
•	Impairments and accelerated depreciation, and
•	Other related expenses.

For the three months ended September 30, 2018, we recorded $3.6 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$2.7 million of charges in the U.S., of which $1.1 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for Secure Information Destruction locations, $1.1 million related to employee termination benefits, and $0.5 million related to the closure/consolidation of call centers in Communication and Related Services; and

•	$0.9 million of international charges related to closure and remediation costs incurred in several international locations.

For the three months ended September 30, 2017, we recorded $16.0 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$12.1 million of charges in the U.S., of which $4.9 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for Secure Information Destruction locations, $5.8 million non-cash impairment charges related to rationalization of tradenames, $0.8 million related to the closure/consolidation of call centers in Communication and Related Services, and $0.6 million related to employee terminations;

•	$2.8 million of charges to exit certain of our patient transport services contracts and plant conversion expense in the United Kingdom (“U.K.”); and
•	$1.1 million of charges in Latin America related to employee terminations.

For the nine months ended September 30, 2018, we recorded $19.5 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

2018 Q3 10-Q Report	Stericycle, Inc. • 42

•

$8.7 million of charges in the U.S., of which $3.4 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for Secure Information Destruction locations, $3.2 million related to the closure/consolidation of call centers in Communication and Related Services, $1.1 million related to employee termination benefits, and $1.0 million related to non-cash impairment charges for long-lived assets; and

•

$10.8 million of international charges, of which $6.5 million related to non-cash impairment charges for long-lived assets, customer relationships, operating permits, and rationalization of a tradename, $4.1 million related to closure and remediation costs primarily in Latin America, and $0.2 million related to employee termination benefits.

For the nine months ended September 30, 2017, we recorded $52.4 million of Operational Optimization expenses, which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$33.8 million of charges in the U.S., of which $22.4 million related to charges to improve operational efficiency such as optimizing overall logistics and sales functions primarily for Secure Information Destruction locations, $7.9 million non-cash impairment charges related to operating permits and rationalization of tradenames, $2.1 million lease exit costs related to the closure/consolidation of call centers in Communication and Related Services, and $1.4 million related to employee terminations;

•	$4.5 million of charges to exit certain of our patient transport services contracts and plant conversion expense in the U.K.; and
•

$14.1 million of charges in Latin America, of which $7.4 million represented non-cash impairments charges for long-lived assets, customer relationships and operating permits, $2.7 million closure and exit costs related to rationalization of our operations and environmental matters, $3.6 million related to employee terminations, and $0.4 million related to consulting fees.

Divestitures

The Company evaluates its portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess the long-term potential and identify potential business candidates for divestiture.  Our decision criterion for divestiture is based on:

•	outlook for long-term market conditions,
•	potential impact to complimentary services or customer relationships,
•	ability to leverage infrastructure and customer base for growth,
•	potential for margin improvement,
•	divestiture value today versus future divestiture value,
•	return on invested capital, and
•	implications for an ERP implementation.

Divestiture costs include:

•	Consulting and professional services,
•	Impairments,
•	Adjustments to the fair value of assets held for sale,
•	Loss (gain) on disposal, and

2018 Q3 10-Q Report	Stericycle, Inc. • 43

•	Other related expenses.

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

On August 2, 2018, we announced, as part of the Portfolio Rationalization strategy within Business Transformation, that we are pursuing strategic alternatives for the non-core Communication and Related Services (“CRS”), demonstrating the Company’s commitment to streamlining its portfolio.  The process, which is being conducted with the assistance of financial and legal advisers, is considering a range of strategic alternatives for CRS, including a divestiture, with a focus on pursuing the outcome that will drive the most value for Stericycle shareholders.  There can be no assurances as to the form or timing of any transaction or if any transaction will be consummated.  Any potential gain or loss will depend on a number of factors such as, our ability to identify an appropriate strategic alternative, reach a mutual agreement with any counterparty and satisfy customary closing conditions associated with any proposed transaction.

We will continue testing our reporting units for potential impairment at least annually or as otherwise required by applicable accounting standards.

For the three months ended September 30, 2018, we recorded $2.0 million of Divestiture charges, which included $1.5 million of charges related to finalization of divestiture accounting and estimated adjustments to consideration arising from a disposal of a business in the U.K., $0.4 million of professional fees associated with our Portfolio Rationalization efforts in the U.S., and $0.1 million of non-cash asset impairment charges arising from the sale of a business in the U.S. These charges are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the three months ended September 30, 2017, we recorded $9.1 million of Divestiture charges which included $7.1 million of non-cash asset impairment charges arising from changes in the fair value of assets held for sale in the U.K. and $2.0 million related to loss on disposal of certain assets and liabilities in the U.K. These charges are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the nine months ended September 30, 2018, we recorded $19.1 million of Divestitures charges reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss):

•

$13.2 million of charges in the U.S., of which included $7.0 million of non-cash asset impairment charges arising from the sale of a business in the U.S. and $6.2 million of professional fees associated with our Portfolio Rationalization efforts; and

•

$5.9 million of charges in the U.K., of which included $4.4 million of non-cash asset impairment charges arising from changes in the fair value of assets sold, and $1.5 million of charges related to finalization of divestiture accounting and estimated adjustment to consideration arising from a disposal of a business.

2018 Q3 10-Q Report	Stericycle, Inc. • 44

For the nine months ended September 30, 2017, we recorded $12.7 million of Divestitures charges, which included $7.1 million of non-cash asset impairment charges arising from changes in the fair value of assets held for sale in the U.K. and $5.6 million related to loss on disposal of certain assets and liabilities in the U.K., which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation from time to time.  Our financial results may also include considerations of certain matters including settlements, environmental remediation, and legal related consulting and professional fees which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

For the three months ended September 30, 2018 and 2017, we recorded $17.3 million and $1.3 million, respectively, in regulatory compliance, consulting and professional services, primarily related to certain litigation matters.

For the nine months ended September 30, 2018, we recorded $59.2 million in regulatory compliance, consulting and professional services, primarily related to certain litigation matters and $2.0 million in litigation accruals.

For the nine months ended September 30, 2017, we recorded $295.0 million for the small quantity (“SQ”) medical waste customer class action settlement and $9.9 million in regulatory compliance, consulting and professional services, primarily related to certain litigation matters.

Capital Allocation

Stericycle has maintained a structured capital allocation strategy that balances investment in the business, debt reduction, and returns to shareholders.

Our Capital Allocation items include the following types of activities:

•	Stock issuance costs,
•	Dividends on Preferred Stock,
•	Debt modification costs in connection with related specified activities,
•	Early extinguishment of debt gains and losses, and
•	Other related expenses.

Prior to their mandatory conversion into Common Stock on September 14, 2018, dividends on shares of the Series A Mandatory Convertible Preferred Stock (“Series A”) were payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.00 per share with respect to the depositary shares).  The dividends were payable in cash, or subject to certain limitations, in shares of our common stock, or any combination of cash and shares of our common stock, on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2015, and to, and including, September 14, 2018.

We declared and paid dividends of $8.4 million and $8.9 million to the Series A shareholders during the three months ended September 30, 2018 and 2017, respectively.  We declared and paid dividends of

2018 Q3 10-Q Report	Stericycle, Inc. • 45

$25.5 million and $27.5 million to the Series A shareholders during the nine months ended September 30, 2018 and 2017, respectively.

During the three and nine months ended September 30, 2018, we recorded $0.0 million and $2.7 million, respectively, of pre-tax debt modification charges related to amending our credit agreements in connection with related specified matters.  These charges have been recorded as Interest expense, net in the Condensed Consolidated Statements of Income (Loss).

Other

During the three months ended September 30, 2018, we recorded $6.2 million of consulting and professional services related to the implementation of new accounting standards as well as internal control remediation activities, which are reflected as part of SG&A, and a foreign exchange loss of $5.0 million related to the re-measurement of monetary assets and liabilities as a result of the designation of Argentina as a highly inflationary economy (see further discussion below), as part of Other expense, net in the Condensed Consolidated Statements of Income (Loss).

During the three months ended September 30, 2017, we recorded $10.9 million of consulting and professional services related to the implementation of new accounting standards as well as internal control remediation activities which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

During the nine months ended September 30, 2018, we recorded $14.9 million of consulting and professional services related to the implementation of new accounting standards as well as internal control remediation activities which are reflected as part of SG&A, and a foreign exchange loss of $5.0 million related to the re-measurement of monetary assets and liabilities as a result of the designation of Argentina as a highly inflationary economy (see further discussion below), as part of Other expense, net in the Condensed Consolidated Statements of Income (Loss).

During the nine months ended September 30, 2017, we recorded $17.3 million of consulting and professional services related to the implementation of new accounting standards as well as internal control remediation activities which are reflected as part of SG&A in the Condensed Consolidated Statements of Income (Loss).

Effective July 1, 2018, as a result of the three-year cumulative inflation exceeding 100% and under the guidance given in ASC 830 “Foreign Currency Matters”, Argentina was classified as a highly inflationary economy. Accordingly, the Company recognized, in Other expense, net, a foreign exchange loss of $5.0 million arising from the remeasurement of our Argentinian peso denominated net monetary assets. As of September 30, 2018, our Argentinian peso denominated net monetary assets amounted to approximately 430 million Argentinian pesos or $10.5 million. On an ongoing basis we estimate that, based on our Argentinian peso denominated net monetary asset position as of September 30, 2018, we will record additional exchange losses of approximately $0.1 million for each 1% devaluation from the September 30, 2018, Argentinian peso rate of exchange versus the U.S. dollar.

Tax Reform

During the three and nine months ended September 30, 2018, we recorded a $0.4 million measurement period adjustments related to the one-time mandatory transition tax on deemed repatriation arising from the U.S. Tax Cuts and Job Act of 2017 (the “U.S. Tax Act”).

2018 Q3 10-Q Report	Stericycle, Inc. • 46

Impairment

We perform our goodwill impairment testing annually during the fourth quarter (October 1) or more frequently if events or changes in circumstances indicate goodwill might be impaired. During the fourth quarter of 2017, as a result of our annual testing, we recorded an impairment of $65.0 million related to our Latin America reporting unit. The impairment reflected the impact of cost pressures due to the strength of local competition resulting in an inability to pass along inflationary price increases to our customers, together with cost saving initiatives, anticipated in 2017, taking longer than expected to implement. We continue to face challenges in Latin America, including issues with currency devaluation and continuing declines in several local economies. We are also facing increased competition, potential regulatory changes and cost pressures within our Asia Pacific reporting unit. In addition, lower than expected current year revenues are creating the need to reassess our longer-term growth-rate assumptions in Canada. We are also reviewing the impact on our growth assumptions of the recent declines noted in our Domestic CRS business unit. A key input into our valuation analysis is our long-range plan, which we are still finalizing, including assessing the impact of these factors. We are also evaluating recent declines in our stock price and market capitalization and the impact on our reconciliation of the aggregate fair values of our reporting units to our market capitalization.

We will continue to work with our third party valuation specialists to appropriately capture these factors in our annual impairment test during the fourth quarter; however, we currently believe there is an increased risk of impairment related to our Latin America, Asia Pacific, Canada and Domestic CRS reporting units.

2018 Q3 10-Q Report	Stericycle, Inc. • 47

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Consolidated:

Highlights for the three months ended September 30, 2018 compared to the prior year include:

•

Revenues of $854.9 million, a decrease of 3.2%, which reflects strength in Secure Information Destruction and other core services offset by the expected declines in the SQ medical waste business, foreign exchange, divestitures, and a further decline in CRS

•	Gross profit of $335.5 million, a decrease of 8.9%, inclusive of certain specified items
•	Diluted earnings per share of $0.20, a decrease of 51.2%, due in part to Business Transformation charges and other specified items

The following summarizes the Company’s consolidated operations:

In millions, except per share data
	Three Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$854.9	100.0%	$882.8	100.0%	$(27.9)	(3.2%)
Cost of revenues	519.4	60.8%	514.7	58.3%	4.7	0.9%
Gross profit	335.5	39.2%	368.1	41.7%	(32.6)	(8.9%)
Selling, general and administrative expenses	267.2	31.3%	274.5	31.1%	(7.3)	(2.7%)
Income from operations	68.3	8.0%	93.6	10.6%	(25.3)	(27.0%)
Interest expense, net	(27.7)	(3.2%)	(24.5)	(2.8%)	(3.2)	13.1%
Other expense, net	(6.2)	(0.7%)	(2.3)	(0.3%)	(3.9)	169.6%
Income before income taxes	34.4	4.0%	66.8	7.6%	(32.4)	(48.5%)
Income tax expense	(10.9)	(1.3%)	(27.8)	(3.1%)	16.9	(60.8%)
Net income	23.5	2.7%	39.0	4.4%	(15.5)	(39.7%)
Net loss attributable to noncontrolling interests	-	-	-	-	-	-
Net income attributable to Stericycle, Inc.	23.5	2.7%	39.0	4.4%	(15.5)	(39.7%)
Mandatory convertible preferred stock dividend	(8.4)	(1.0%)	(8.9)	(1.0%)	0.5	(5.6%)
Gain on repurchases of preferred stock	2.4	0.3%	5.4	0.6%	(3.0)	(55.6%)
Net income attributable to Stericycle, Inc. common shareholders	$17.5	2.0%	$35.5	4.0%	$(18.0)	(50.7%)
Earnings per common share attributable to Stericycle, Inc. common shareholders - diluted	$0.20		$0.41		$(0.21)	(51.2%)

Revenues:  In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base.  We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms.  For example, our customers may contract with us for Medical Waste Disposal services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service, which packages the same regulated medical waste services with training and education services for a contracted subscription fee.  Another example is a customer that purchases our Medical Waste Disposal and Sharps Disposal Management services which provides the customer with the same regulated services under a different pricing and billing arrangement.  We do not track the

2018 Q3 10-Q Report	Stericycle, Inc. • 48

movement of customers between the various types of regulated services we offer.  Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we analyze revenues on an aggregated basis.  We analyze our revenue growth by identifying changes related to organic growth, acquired growth, divestitures and changes due to currency exchange fluctuations.

Consolidated Revenues decreased $27.9 million, or 3.2%, in the third quarter of 2018 to $854.9 million from $882.8 million in the third quarter of last year.  Overall organic revenues decreased $7.9 million, or 0.9%.  Organic growth excludes the effect of foreign exchange, acquisitions with less than a full year of revenues in the comparative period, and divestitures.  We experienced strength in Secure Information Destruction and other core services which was offset by the expected decline in revenue from the SQ medical waste business combined with a further decline in CRS, foreign exchange and divestitures. Acquisitions contributed $7.7 million to Revenues.  Divestitures reduced Revenues by $10.4 million.  The net effect of acquisitions and divestitures resulted in a 0.3% decrease in Revenues in the third quarter of 2018.  The effect of foreign exchange rates unfavorably impacted total Revenues in the third quarter of 2018 by $17.3 million, as some foreign currencies, notably currencies in Latin America, weakened against the U.S. dollar.

Gross profit:  Consolidated Gross profit decreased $32.6 million, or 8.9%, in the third quarter of 2018 to $335.5 million from $368.1 million in the third quarter of last year.  As a percentage of Revenues, consolidated Gross profit decreased to 39.2% in the third quarter of 2018 compared to 41.7% in the third quarter of last year.  The decline in Gross profit was primarily from the expected impact of pricing of SQ medical waste customers and the lower Revenues in CRS discussed above as well as Business Transformation expenses including a $6.8 million non-cash impairment charge for software and $1.0 million related to site closure/consolidation charges incurred in the Domestic and Canada RCS reportable segment.

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

SG&A:  Consolidated SG&A expenses decreased $7.3 million, or 2.7%, in the third quarter of 2018 to $267.2 million from $274.5 million in the third quarter of last year.  The decrease was primarily the result of overall lower specified items discussed above.

Income from operations:  Consolidated Income from operations decreased $25.3 million, or 27.0%, in the third quarter of 2018 to $68.3 million from $93.6 million in the third quarter of last year.  The change in Income from operations between the third quarters of 2018 and 2017 was primarily driven by the items described in Gross profit above.

Interest expense, net:  Interest expense, net increased in the third quarter of 2018 to $27.7 million from $24.5 million in the third quarter of last year due to an increase in the overall interest rates charged on our borrowings as well as an overall increase in borrowings versus the third quarter of 2017.

Other expense, net:  Other expense, net increased in the third quarter of 2018 to $6.2 million from $2.3 million in the third quarter of last year, primarily due to a $5.0 million foreign exchange loss resulting from

2018 Q3 10-Q Report	Stericycle, Inc. • 49

the remeasurement of our Argentinian peso denominated net monetary assets as a result of the designation of Argentina as a highly inflationary economy.

Income tax expense:  Income tax expense was $10.9 million in the third quarter of 2018 compared to $27.8 million in the third quarter of last year.  The effective tax rates in the third quarter of 2018 and 2017 were 31.7% and 41.6%, respectively.  The change in the 2018 rate, when compared to the prior year, was primarily due to the impact of the U.S. Tax Act signed into law on December 22, 2017 changing the corporate income tax rate in the U.S. from 35% to 21%, partially offset by the non-deductibility of the exchange loss recorded for the impact of the change in functional currency for our operations in Argentina.

Information by Segment

Domestic and Canada RCS:

In millions
	Three Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$644.3	100.0%	$634.7	100.0%	$9.6	1.5%
Gross profit	261.5	40.6%	276.7	43.6%	(15.2)	(5.5%)
Selling, general and administrative expenses	116.8	18.1%	121.8	19.2%	(5.0)	(4.1%)
Income from operations	144.7	22.5%	154.9	24.4%	(10.2)	(6.6%)

Revenues:  Domestic and Canada RCS Revenues increased $9.6 million, or 1.5%, in the third quarter of 2018 to $644.3 million from $634.7 million in the third quarter of last year driven by continued organic growth from Secure Information Destruction, which benefited from an overall increase in pricing due to increased demand for recycled paper, partially offset by the expected impact of pricing of SQ medical waste customers.  Overall, organic revenues increased $4.7 million, or 0.7%, and acquisitions contributed $7.7 million, or 1.2%, to Revenues. Divestitures reduced revenue by $1.2 million, or 0.2%. The weakening of the Canadian dollar had an unfavorable impact on 2018 Revenues of $1.6 million, or 0.3%.

Gross profit:  Domestic and Canada RCS Gross profit decreased $15.2 million, or 5.5%, in the third quarter of 2018 to $261.5 million from $276.7 million in the third quarter of last year.  As a percentage of Revenues, Gross profit decreased to 40.6% in the third quarter of 2018 compared to 43.6% in the third quarter of last year, primarily from the impact of pricing of SQ medical waste customers and Business Transformation expenses including a $6.8 million non-cash impairment charge for software and $1.0 million related to site closure/consolidation charges incurred in the U.S. and Canada. This was partially offset by savings generated as a result of Business Transformation.

SG&A:  Domestic and Canada RCS SG&A expenses decreased $5.0 million, or 4.1%, in the third quarter of 2018 to $116.8 million from $121.8 million in the third quarter of last year.  The decrease was primarily the result of lower acquisition and integration costs incurred in the third quarter of 2018 in comparison to the third quarter of 2017.  As a percentage of Revenues, SG&A decreased to 18.1% in the third quarter of 2018 compared to 19.2% in the third quarter of last year.

Income from operations:  Domestic and Canada RCS Income from operations decreased $10.2 million or 6.6% in the third quarter of 2018 to $144.7 million from $154.9 million in the third quarter of last year.  Comparison of Income from operations between the third quarter of 2018 and 2017 was primarily driven by the items described in Gross profit and SG&A above.

2018 Q3 10-Q Report	Stericycle, Inc. • 50

International RCS:

In millions
	Three Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$151.1	100.0%	$174.6	100.0%	$(23.5)	(13.5%)
Gross profit	49.9	33.0%	55.0	31.5%	(5.1)	(9.3%)
Selling, general and administrative expenses	47.0	31.1%	59.5	34.1%	(12.5)	(21.0%)
Income (loss) from operations	2.9	1.9%	(4.5)	(2.6%)	7.4	(164.4%)

Revenues:  International RCS Revenue decreased $23.5 million, or 13.5%, in the third quarter of 2018 to $151.1 million from $174.6 million in the third quarter of last year.  Overall organic revenues increased $1.4 million, or 0.8%, primarily due to growth in Secure Information Destruction, which benefited from an overall increase in pricing due to increased demand for recycled paper and an increase in activity due to new privacy laws introduced in Europe.  Divestitures related to the sale of certain assets in the U.K. and South Africa reduced Revenues by $9.2 million, or 5.2%, in the third quarter of 2018.  The effect of foreign exchange rates unfavorably impacted International RCS Revenues in the third quarter of 2018 by $15.7 million, or 9.0%, as certain foreign currencies, notably in Latin America, weakened against the U.S. dollar.

Gross profit:  International RCS Gross profit decreased $5.1 million, or 9.3%, in the third quarter of 2018 to $49.9 million from $55.0 million in the third quarter of last year.  As a percentage of Revenues, Gross profit increased to 33.0% in the third quarter of 2018 compared to 31.5% in the third quarter of last year due to divesting lower margin patient transport and hazardous waste businesses in the U.K.

SG&A:  International RCS SG&A expenses decreased $12.5 million, or 21.0%, in the third quarter of 2018 to $47.0 million from $59.5 million in the third quarter of last year, primarily related to lower divestiture charges including non-cash impairments charges from changes in the fair value of assets held for sale in the U.K. and $2.0 million related to a loss on disposal of certain assets and liabilities sold in the U.K. during the third quarter of 2017.  As a percentage of Revenues, SG&A decreased to 31.1% in the third quarter of 2018 compared to 34.1% in the third quarter of last year.

Income (loss) from operations:  International RCS Income (loss) from operations increased $7.4 million, to income of $2.9 million in the third quarter of 2018 from a loss of $4.5 million in the third quarter of last year.  Comparison of Income (loss) from operations between the third quarter of 2018 and 2017 was driven by the items described in Gross profit and SG&A above.

All Other:

In millions
	Three Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$59.5	100.0%	$73.5	100.0%	$(14.0)	(19.0%)
Gross profit	24.1	40.5%	36.4	49.5%	(12.3)	(33.8%)
Selling, general and administrative expenses	103.4	173.8%	93.2	126.8%	10.2	10.9%
Loss from operations	(79.3)	(133.3%)	(56.8)	(77.3%)	(22.5)	39.6%

All Other includes Domestic Communication and Related Services operations which consists of services including inbound/outbound communication, automated patient reminders, online scheduling,

2018 Q3 10-Q Report	Stericycle, Inc. • 51

notifications, product retrievals, product returns, and quality audits, as well as expenses related to Corporate support, shared services functions, stock-based compensation, certain litigation matters, implementation of new accounting standards, internal control remediation activities and Business Transformation charges.

Revenues:  Other Revenues, related to Domestic Communication and Related Services, decreased $14.0 million, or 19.0%, in the third quarter of 2018 to $59.5 million from $73.5 million in the third quarter of last year.  The decline was due to reductions in CRS volumes due to smaller-sized recall events as compared to multiple larger-sized recall events managed in the third quarter of 2017 and lower call volumes for our inbound/outbound communication services.

Gross profit:  Other Gross profit decreased $12.3 million, or 33.8%, in the third quarter of 2018 to $24.1 million from $36.4 million in the third quarter of last year.  As a percentage of Revenues, Gross profit decreased to 40.5% in the third quarter of 2018 compared to 49.5% in the third quarter of last year, primarily as a result of a significant percentage of Cost of revenues being represented by fixed costs.

SG&A:  Other SG&A expenses increased $10.2 million, or 10.9%, in the third quarter of 2018 to $103.4 million from $93.2 million in the third quarter of last year. We incurred increases of $13.0 million in Business Transformation expenses and $15.0 million in regulatory compliance, consulting and professional services, primarily related to certain litigation matters. These expenses were offset by a reduction in consulting and professional services fees related to the implementation of new accounting standards as well as internal control remediation activities and $5.8 million non-cash impairment charges related to rationalization of tradenames recorded in the third quarter of 2017.

Loss from operations:  Other Loss from operations increased $22.5 million, or 39.6%, in the third quarter of 2018 to $79.3 million from $56.8 million in the third quarter of last year.  Comparison of Loss from operations between 2018 and 2017 was primarily driven by the items described in Revenues and SG&A above.

2018 Q3 10-Q Report	Stericycle, Inc. • 52

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated:

Highlights for the nine months ended September 30, 2018 compared to the prior year include:

•

Revenues of $2.63 billion, a decrease of 2.2%, driven by the expected decline of the SQ medical waste business combined with a reduction in CRS offset by strength in Secure Information Destruction and other core services

•	Gross profit of $1.05 billion, a decrease of 6.4%, given the expected impact of SQ pricing and the reduction in CRS
•	Diluted earnings per share of $0.76, an increase of 208.6%, due to the SQ customer class action settlement recorded in the prior year, offset by certain specified items, discussed further below

The following summarizes the Company’s consolidated operations:

In millions, except per share data
	Nine Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$2,633.2	100.0%	$2,692.9	100.0%	$(59.7)	(2.2%)
Cost of revenues	1,585.9	60.2%	1,574.4	58.5%	11.5	0.7%
Gross profit	1,047.3	39.8%	1,118.5	41.5%	(71.2)	(6.4%)
Selling, general and administrative expenses	862.5	32.8%	1,102.7	40.9%	(240.2)	(21.8%)
Income from operations	184.8	7.0%	15.8	0.6%	169.0	nm
Interest expense, net	(77.3)	(2.9%)	(71.5)	(2.7%)	(5.8)	8.1%
Other expense, net	(6.8)	(0.3%)	(5.5)	(0.1%)	(1.3)	23.6%
Income (loss) before income taxes	100.7	3.8%	(61.2)	(2.2%)	161.9	(264.5%)
Income tax (expense) benefit	(27.1)	(1.0%)	14.6	0.5%	(41.7)	(285.6%)
Net income (loss)	73.6	2.8%	(46.6)	(1.7%)	120.2	(257.9%)
Net loss (income) attributable to noncontrolling interests	0.1	0.0%	(0.2)	(0.0%)	0.3	(150.0%)
Net income (loss) attributable to Stericycle, Inc.	73.7	2.8%	(46.8)	(1.7%)	120.5	(257.5%)
Mandatory convertible preferred stock dividend	(25.5)	(0.9%)	(27.5)	(1.0%)	2.0	(7.3%)
Gain on repurchases of preferred stock	16.9	0.6%	14.4	0.5%	2.5	17.4%
Net income (loss) attributable to Stericycle, Inc. common shareholders	$65.1	2.5%	$(59.9)	(2.2%)	$125.0	(208.7%)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders - diluted	$0.76		$(0.70)		$1.46	(208.6%)

nm – percentage change is not meaningful

Revenues:  Consolidated Revenues decreased $59.7 million, or 2.2%, in the first nine months of 2018, to $2.63 billion from $2.69 billion in the first nine months of last year.  Overall organic revenues decreased $42.6 million, or 1.6%.  Organic growth excludes the effect of foreign exchange, acquisitions with less than a full year of revenues in the comparative period, and divestitures.  We experienced continued strength in Secure Information Destruction and other core services, offset by the expected impact of pricing of SQ medical waste customers combined with a reduction in CRS as a result of decreased volumes due to smaller-sized recall events as compared to multiple larger-sized recall events managed in the first nine

2018 Q3 10-Q Report	Stericycle, Inc. • 53

months of 2017 and declines due to foreign exchange and divestitures.  Acquisitions contributed $22.9 million, to Revenues.  Divestitures reduced Revenues by $34.6 million.  The net effect of acquisitions and divestitures resulted in a 0.4% decrease in Revenues in the first nine months of 2018.  The effect of foreign exchange rates unfavorably impacted total Revenues in the first nine months of 2018 by $5.4 million, or 0.2%, as foreign currencies weakened against the U.S. dollar.

Gross profit:  Consolidated Gross profit decreased $71.2 million, or 6.4%, in the first nine months of 2018 to $1.05 billion from $1.12 billion in the first nine months of last year.  As a percentage of Revenues, consolidated Gross profit decreased to 39.8% in the first nine months of 2018 compared to 41.5% in the first nine months of last year, primarily from the expected impact of pricing of SQ medical waste customers and the decrease in CRS volumes discussed under Revenues above.

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

SG&A:  Consolidated SG&A expenses decreased $240.2 million, or 21.8%, in the first nine months of 2018 to $862.5 million from $1.10 billion in the first nine months of last year.  The decrease was primarily the result of the charge of $295.0 million, in the second quarter of 2017, for the SQ customer class action settlement, offset by an increase in Business Transformation related charges as discussed previously.

Income from operations:  Consolidated Income from operations increased $169.0 million, in the first nine months of 2018 to $184.8 million from $15.8 million in the first nine months of last year.  The change in Income from operations between the first nine months of 2018 and 2017 was primarily driven by the items described in SG&A above.

Interest expense:  Interest expense, net increased in the first nine months of 2018 to $77.3 million from $71.5 million in the first nine months of last year, primarily due to $2.7 million of debt modification charges in 2018 and an increase in the overall interest rates charged on our outstanding debt as well as an overall increase in borrowings in comparison to 2017.

Other expense, net:  Other expense, net increased in the first nine months of 2018 to $6.8 million from $5.5 million in the first nine months of last year. The increase was primarily due to a $5.0 million foreign exchange loss resulting from the remeasurement of our Argentinian peso denominated net monetary assets as a result of the designation of Argentina as a highly inflationary economy, partially offset by lower transactional foreign exchange losses.

Income tax (expense) benefit:  Income tax expense was $27.1 million in the first nine months of 2018 compared to a benefit of $14.6 million in the first nine months of last year.  The effective tax rates in the first nine months of 2018 and 2017 were 26.9% and 23.9%, respectively.  The higher rate for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017 is a result of the impact to the annual effective tax rate of the accrual, in the second quarter of 2017, of the SQ medical waste customer class action settlement. The result was proportionally lower U.S. pre-tax income, which had a higher statutory tax rate, prior to the U.S. Tax Act, when compared to international operations.

2018 Q3 10-Q Report	Stericycle, Inc. • 54

Information by Segment

Domestic and Canada RCS:

In millions
	Nine Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$1,927.3	100.0%	$1,917.5	100.0%	$9.8	0.5%
Gross profit	786.2	40.8%	839.7	43.8%	(53.5)	(6.4%)
Selling, general and administrative expenses	355.2	18.4%	662.6	34.6%	(307.4)	(46.4%)
Income from operations	431.0	22.4%	177.1	9.2%	253.9	143.4%

Revenues:  Domestic and Canada RCS Revenues increased $9.8 million, or 0.5%, in the first nine months of 2018 to $1.93 billion from $1.92 billion in the first nine months of last year driven by increases in Secure Information Destruction Revenues, which benefited from an overall increase in pricing due to increased demand for recycled paper, offset by the expected impact of pricing of SQ medical waste customers.  Overall organic revenues decreased $10.8 million, or 0.6%, while acquisitions contributed $20.2 million, or 1.1%, to Revenues and divestitures reduced Revenues by $1.2 million, or 0.1%.  The strengthening of the Canadian dollar had a favorable impact on 2018 Revenues of $1.6 million, or 0.1%.

Gross profit: Domestic and Canada RCS Gross profit decreased $53.5 million, or 6.4%, in the first nine months of 2018 to $786.2 million from $839.7 million in the first nine months of last year.  As a percentage of Revenues, Gross profit decreased to 40.8% in the first nine months of 2018 compared to 43.8% in the same period of last year, primarily from the impact of pricing of SQ medical waste customers.

SG&A:  Domestic and Canada RCS SG&A expenses decreased $307.4 million, or 46.4%, in the first nine months of 2018 to $355.2 million from $662.6 million in the first nine months of last year.  The decrease was primarily the result of the charge of $295.0 million, in the second quarter of 2017, for the SQ customer class action settlement.  As a percentage of Revenues, SG&A decreased to 18.4% in the first nine months of 2018 compared to 34.6% in the first nine months of last year.

Income from operations:  Domestic and Canada RCS Income from operations increased $253.9 million, or 143.4%, in the first nine months of 2018 to $431.0 million from $177.1 million in the first nine months of last year.  Comparison of Income from operations between the first nine months of 2018 and 2017 was primarily driven by the items described in SG&A above.

International RCS:

In millions
	Nine Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$503.0	100.0%	$536.2	100.0%	$(33.2)	(6.2%)
Gross profit	169.7	33.7%	170.0	31.7%	(0.3)	(0.2%)
Selling, general and administrative expenses	152.8	30.3%	171.0	31.9%	(18.2)	(10.6%)
Income (loss) from operations	16.9	3.4%	(1.0)	(0.2%)	17.9	nm

nm – percentage change is not meaningful

2018 Q3 10-Q Report	Stericycle, Inc. • 55

Revenues:  International RCS Revenues decreased $33.2 million, or 6.2%, in the first nine months of 2018 to $503.0 million from $536.2 million in the first nine months of last year.  Overall organic revenues increased $4.5 million, or 0.8%, primarily due to growth in our Secure Information Destruction Business, which benefited from an overall increase in pricing due to increased demand for recycled paper and an increase in activity due to new privacy laws introduced in Europe.  Acquisitions in International RCS contributed $2.7 million to Revenues.  Divestitures related to the sale of certain assets in the U.K. and South Africa reduced Revenues by $33.4 million.  The net effect of acquisitions and divestitures resulted in a 5.7% decrease in Revenues in the first nine months of 2018.  The effect of foreign exchange rates unfavorably impacted International RCS Revenues in the first nine months of 2018 by $7.0 million, or 1.3%, as certain foreign currencies weakened against the U.S. dollar.

Gross profit:  International RCS Gross profit decreased $0.3 million, or 0.2%, in the first nine months of 2018 to $169.7 million from $170.0 million in the first nine months of last year.  As a percentage of Revenues, Gross profit increased to 33.7% in the first nine months of 2018 compared to 31.7% in the first nine months of last year due to divesting a lower margin patient transport business in the U.K. in the first nine months of 2017.

SG&A:  International RCS SG&A expenses decreased $18.2 million, or 10.6%, in the first nine months of 2018 to $152.8 million from $171.0 million in the first nine months of last year, primarily related to a decrease, as discussed earlier, in Operational Optimization and Divestiture charges in 2018, when compared to 2017.  As a percentage of Revenues, SG&A decreased to 30.3% in 2018 compared to 31.9% in the first nine months of last year.

Income (loss) from operations:  International RCS Income (loss) from operations increased $17.9 million, in the first nine months of 2018 to income of $16.9 million from a loss of $1.0 million in the first nine months of last year. The comparison of Income from operations between the first nine months of 2018 and 2017 was primarily driven by the same items described in SG&A above.

All Other:

In millions
	Nine Months Ended September 30,
	2018		2017		Change
	$	% Revenue	$	% Revenue	$	%
Revenues	$202.9	100.0%	$239.2	100.0%	$(36.3)	(15.2%)
Gross profit	91.4	45.0%	108.8	45.5%	(17.4)	(16.0%)
Selling, general and administrative expenses	354.5	174.7%	269.1	112.5%	85.4	31.7%
Loss from operations	(263.1)	(129.7%)	(160.3)	(67.0%)	(102.8)	64.1%

Revenues:  All Other Revenues, related to Domestic Communication and Related Services, decreased $36.3 million, or 15.2%, in the first nine months of 2018 to $202.9 million from $239.2 million in the first nine months of last year. The decline was due to reductions in CRS volumes due to smaller-sized recall events as compared to multiple larger-sized recall events managed in the first nine months of 2017 and lower call volumes in lower call volumes for our inbound/outbound communication services.

Gross profit:  All Other Gross profit decreased $17.4 million, or 16.0%, in the first nine months of 2018 to $91.4 million from $108.8 million in the first nine months of last year.  As a percentage of Revenues, Gross profit decreased to 45.0% in the first nine months of 2018 compared to 45.5% in the first nine months of last year primarily as a result of decreased revenues and a significant percentage of Cost of revenues being represented by fixed costs.

2018 Q3 10-Q Report	Stericycle, Inc. • 56

SG&A:  All Other SG&A expenses increased $85.4 million, or 31.7%, in the first nine months of 2018 to $354.5 million from $269.1 million in the first nine months of last year, due to increases related to $55.4 million of Business Transformation related charges, $55.8 million in litigation and regulatory compliance expenses, primarily related to certain litigation matters, offset by lower acquisition and integration charges.

Loss from operations:  All Other Loss from operations increased $102.8 million, or 64.1%, in the first nine months of 2018 to $263.1 million from $160.3 million in the first nine months of last year.  Comparison of Loss from operations between 2018 and 2017 was primarily driven by the items described in SG&A above.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations, including Business Transformation, and to invest in future growth to create value for its shareholders.  Operating cash flows and the Company’s $1.2 billion senior credit facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, acquisitions, capital expenditures necessary to support growth and productivity improvements, including those associated with our multi-year Business Transformation, and any Board of Directors approved shareholder distribution.

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At September 30, 2018, we were in compliance with all of our financial debt covenants.

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

On July 6, 2018, we paid the $295.0 million SQ customer class action settlement from the unused portion of the revolving credit facility. The unused portion of the revolving credit facility was $466.8 million at September 30, 2018.

Following the $295.0 payment with respect to the SQ customer class action settlement (see Note 14 – Legal Proceedings in Part I. Financial Information), and provided that the pro-forma Consolidated Leverage Ratio, which includes the impact of the payment, is at least 3.50 to 1, the Company had the option to adjust the requirement to 4.00 to 1.00, for up to two consecutive quarters in any fiscal quarter ending on or before September 30, 2018.  The Company exercised this option in the third quarter of 2018.

The Company triggered an incremental interest rate charge of 0.5% on our private placement bonds during the second quarter of 2018 and we triggered an incremental interest rate charge of 0.25% at the beginning of the third quarter of 2018 for the credit facility and term loan. The annual impact of these incremental interest rate changes on our borrowings as of September 30, 2018 is approximately $9.2 million of additional interest expense.

The Company expects to continue to be in compliance with its financial debt covenants, although at an elevated Consolidated Leverage Ratio during the fourth quarter. The Company has the ability to exercise

2018 Q3 10-Q Report	Stericycle, Inc. • 57

control over its discretionary spending in order to mitigate any risk of non-compliance that may arise during the fourth quarter.

The $295.0 million SQ customer class action settlement payment made in the third quarter of 2018 is a current-year tax deduction which we anticipate will result in the generation of a net operating loss carryforward on our U.S. federal tax return.  In addition, the current year deduction also causes a limitation of our deductible interest expense in 2018.  Based upon our current forecast, the deferred tax asset related to this excess interest expense limitation is expected to be approximately $13.8 million and will also result in a carryforward.  These carryforwards will reduce our cash tax liability in future periods. In addition, we are reviewing the overall tax treatment associated with the SQ customer class action settlement payment, and the applicable tax rate to apply as a result of the U.S. Tax Act.

Working Capital:  At September 30, 2018, our working capital increased $209.8 million to $53.8 million compared to a deficit of ($156.0) million at December 31, 2017. This change is primarily related to the $295.0 million SQ customer class action settlement payment made during the third quarter of 2018.

Current assets decreased $10.3 million at September 30, 2018 to $803.1 million from $813.4 million at December 31, 2017, primarily driven by a $20.8 million decrease in Assets held for sale, resulting from the impact of the sale of a business in the U.K. which was held for sale, and a $16.7 million decrease in Accounts receivable, offset by a $14.5 million increase in Prepaid expense driven by prepaid taxes, and $9.8 million increase in Cash and cash equivalents. Days sales outstanding ("DSO") was 63 days as of both September 30, 2018 and December 31, 2017.

Current liabilities decreased $220.1 million at September 30, 2018 to $749.3 million from $969.4 million at December 31, 2017, primarily due to $295.0 million SQ customer class action settlement payment, partially offset by increases of $34.6 million in accrued compensation due to the timing of payroll processing with respect to the period end, $22.1 million increase in accrued professional services, and $27.6 million increase in Accounts payable as we are actively working on extending vendor terms under our Business Transformation initiatives as well as a temporary impact from the implementation of a purchase order system.

Cash Flows:  Net cash from operating activities decreased $302.1 million, or 77.1%, in the first nine months of 2018 to $89.9 million from $392.0 million in the first nine months of 2017, primarily as a result of the $295.0 million SQ customer class action settlement payment during the third quarter of 2018.

Net cash from investing activities decreased $4.3 million, or 3.8%, in the first nine months of 2018 to $109.4 million from $113.7 million in the first nine months of 2017, as increased capital expenditures and net payments for acquisitions were offset by proceeds from the sale of businesses in the U.S. and the U.K.  Our capital expenditures increased by $5.2 million in the first nine months of 2018 and, as a percentage of Revenues, were at 3.7% and 3.4% in 2018 and 2017, respectively.

Net cash from financing activities increased $ 302.7 million, or 111.6%, in the first nine months of 2018 to $31.4 million from net cash used of $271.3 million in the same period of 2017. The increase was primarily a result of increased borrowings on our senior credit facility to finance payment of the $295.0 million SQ customer class action settlement during the third quarter of 2018. We increased net borrowing on our senior credit facility by $109.5 million in the first nine months of 2018 compared to net repayments of $167.2 million in the first nine months of 2017.  We had preferred share repurchases of $17.2 million and $30.8 million during the first nine months of 2018 and 2017, respectively.  Dividends of $25.5 million and $27.5 million were paid during the first nine months of 2018 and 2017, respectively, to holders of our Series A.

2018 Q3 10-Q Report	Stericycle, Inc. • 58

Critical Accounting Policies and Estimates

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2017, the preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

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

As discussed above, we perform our goodwill impairment testing annually during the fourth quarter (October 1) or more frequently if events or changes in circumstances indicate goodwill might be impaired. During 2017, as a result of our annual testing, we recorded an impairment of $65.0 million related to our Latin America reporting unit. We continue to face challenges in Latin America, including issues with currency devaluation and continuing declines in several local economies. We are also facing increased competition, potential regulatory changes and cost pressures within our Asia Pacific reporting unit. In addition, lower than expected current year revenues are creating the need to reassess our longer-term growth-rate assumptions in Canada.  We are also reviewing the impact on our growth assumptions of the recent declines noted in our Domestic CRS business unit.  A key input into our valuation analysis is our long-range plan, which we are still finalizing, including assessing the impact of these factors. We are also evaluating recent declines in our stock price and market capitalization and the impact on our reconciliation of the aggregate fair values of our reporting units to our market capitalization.

We will continue to work with our third party valuation specialists to appropriately capture these factors in our annual impairment test during the fourth quarter; however, we currently believe there is an increased risk of impairment related to our Latin America, Asia Pacific, Canada and Domestic CRS reporting units.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks arising from changes in interest rates.  Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $16.1 million on a pre-tax basis.

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

2018 Q3 10-Q Report	Stericycle, Inc. • 59

In addition, Argentina is classified as a highly inflationary economy, resulting in foreign exchange gains and losses arising from the translation of our Argentinian peso denominated net monetary assets being recorded in net income. The foreign exchange loss recorded for the three and nine months ended September 30, 2018, was $5.0 million. On an ongoing basis, we estimate that, based on our Argentinian peso denominated net monetary asset position as of September 30, 2018, we will record additional exchange losses of approximately $0.1 million for each 1% devaluation from the September 30, 2018, Argentinian peso rate of exchange versus the U.S. dollar.

We operate in a highly competitive market.  We have exposure to other service providers providing cheaper solutions.  As physician practices are consolidated by larger hospital groups we have exposure related to negotiating leverage that larger quantity generators have through professional purchasing departments, which may have a negative impact to our revenues as contracts renew.

As a result of low unemployment and a tight labor market, the Company may experience challenges in hiring for open positions across numerous functions. If this condition persists, it could require the Company to increase the compensation and benefits offered to current and potential employees, thereby increasing overall labor costs.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, because of material weaknesses in internal control over financial reporting, as described below.

Internal Control Over Financial Reporting.

Management of Stericycle is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles (U.S. GAAP).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A material weakness is a deficiency, or a combination of

2018 Q3 10-Q Report	Stericycle, Inc. • 60

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
•

We implemented a tool to facilitate centralized monitoring, which is a central repository for policies, quarterly checklists to confirm adherence with policies, account reconciliations and month-end close checklists and dash boarding;

•

We instituted monthly legal entity and management reporting reviews of financial statements to evaluate results, observe adherence to policies and agree on necessary actions to be taken before considering the period closed;

2018 Q3 10-Q Report	Stericycle, Inc. • 61

•

We enhanced our Disclosure Committee processes and reviews by adding experienced and knowledgeable members to the committee, implementing disclosure surveys to capture input from appropriate areas and levels throughout the organization and evolving and expanding existing processes; and

•

We have trained our employees on our recently issued significant and critical accounting policies to assist our finance organization with accounting for transactions appropriately and on a timely basis.

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

Control Environment

•

We have developed, enhanced, and are now testing/monitoring the remaining necessary standardized policies in the other areas of accounting and general information technology to communicate and reinforce individual accountability for performance of internal control responsibilities across the Company;

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

Control Activities

•

We have developed and are implementing an internal control framework for our general information technology controls which will ensure we are appropriately identifying and assessing changes that could significantly impact the system of internal control;

•

We have designed and continue to implement review and approval controls over the accurate recording, presentation, and disclosure of revenue and related costs as well as complex and non-routine transactions;

•

We are designing and implementing effective review and approval controls over account reconciliations, journal entries, and management estimates across our remaining internal control processes.  These controls will address the accuracy and completeness of the data used in the performance of the respective control;

2018 Q3 10-Q Report	Stericycle, Inc. • 62

•	We have established a policy over the segregation of incompatible duties within our IT systems and are working to implement such policy across the Company to advance required remediation efforts;
•	We are implementing standardized policies to address the completeness and accuracy of data used in the performance of controls and information technology controls across the Company; and
•	We are working to standardize and simplify the Company’s disparate information systems.

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

Changes in internal controls.

We have undertaken strategic remediation actions to address the material weaknesses in our internal controls over financial reporting.  These remediation actions continued throughout the quarter ended September 30, 2018 but have not materially affected our internal control over financial reporting.

Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation.

2018 Q3 10-Q Report	Stericycle, Inc. • 63

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under resolutions that our Board of Directors has adopted, we have been authorized to purchase a total of 24,621,640 shares of our common stock on the open market.  As of September 30, 2018, we had purchased a cumulative total of 22,219,146 shares.  There were no repurchases of shares of our common stock during the three months ended September 30, 2018.

The following table provides information about our repurchase of depository shares of mandatory convertible preferred stock during the three months ended September 30, 2018.

Issuer Purchase of Equity Securities

Period	Total Number of Depository Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2018	-	-	N/A	N/A
August 1 -August 31, 2018	50,000	47.05	N/A	N/A
September 1 -September 30, 2018	-	-	N/A	N/A
Total	50,000	47.05	N/A	N/A

On September 14, 2018, all of the then-outstanding shares of mandatory convertible preferred stock were, in accordance with their terms, converted into 4.7 million shares of our common stock.

2018 Q3 10-Q Report	Stericycle, Inc. • 64

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

3.8	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
3.9	Certificate of Elimination of the Certificate of Designations of 5.25% Series A Mandatory Convertible Preferred Stock
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2018 Q3 10-Q Report	Stericycle, Inc. • 65

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2018

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Executive Vice President and Chief Financial Officer

2018 Q3 10-Q Report	Stericycle, Inc. • 66