Form 10-K
period 2018-12-31
STERICYCLE INC
filed 2019-02-28
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer", "accelerated filer" "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018): $5,596,897,370.

On February 25, 2019, there were 90,703,162 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 22, 2019.

TABLE OF CONTENTS

PART I

PART I

Disclosure Regarding Forward-Looking Statements

Unless the context requires otherwise, the “Company”, “Stericycle”, we," "us" or "our" refers to Stericycle, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.

This document may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions).  In particular, statements pertaining to our acquisition activity, business transformation, future dividend policy, capital expenditures, cost savings initiatives and remediation efforts with respect to identified material weaknesses contain forward-looking statements.   When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.  Actual results could differ significantly from the results described here.  Factors that could cause such differences include changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our ERP or execute on Business Transformation initiatives and achieve the anticipated benefits and cost savings, charges related to the portfolio rationalization strategy or the failure of this strategy to achieve the desired results, failure to consummate a strategic alternative transaction with respect to Communication and Related Services or other non-core businesses, potential charges related to a strategic alternative transaction with respect to Communication and Related Services, or the failure of any such transaction to achieve desired results, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in private placement notes and credit agreements, political, economic, inflationary, currency and other risks related to our foreign operations, the outcome of pending or future litigation including litigation with respect to the U.S. Foreign Corrupt Practices Act, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, changes in the demand and price for recycled paper, failure to maintain an effective system of internal control over financial reporting, delays in implementing remediation efforts with respect to existing material weakness, identification of additional material weaknesses, failure of current remediation efforts to address existing material weaknesses, disruptions in or attacks on information technology systems, as well as other factors described in filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  To the extent permitted under applicable law, we make no commitment to disclose any subsequent revisions to forward-looking statements.

2018 10-K Annual Report	Stericycle, Inc. • 3

PART I

Item 1. Business

Overview

Services

Incorporated in 1989, Stericycle is a multinational business-to-business services provider with a focus on regulated and compliance solutions. Our core purpose is to help our customers fulfill their promise by providing solutions that protect people and brands, promote health and safeguard the environment.  Over our nearly 30-year history, Stericycle has developed the scale, expertise and experience to handle many complicated and often behind-the-scenes services that allow our more than one million customers to focus on running their business.  As of December 31, 2018, we served customers in all 50 states of the United States (“U.S.”), Puerto Rico, and in 21 other countries.

We are one of the leading providers in our service lines, which include:

Service line	Revenue Service Category
Medical waste management services (including reusable sharps disposal management services)	Medical Waste and Compliance Solutions
Pharmaceutical waste services	Medical Waste and Compliance Solutions
Compliance programs under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed, and EnviroAssure brand names	Medical Waste and Compliance Solutions
Hazardous waste management services	Retail and Healthcare - Medical Waste and Compliance Solutions Industrial - Manufacturing and Industrial Services
Secure information destruction (including document and hard drive destruction services)	Secure Information Destruction Services
Live voice and automated communication services including afterhours answering, appointment scheduling, appointment reminders, secure messaging, and event registration	Communication and Related Services
Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products	Communication and Related Services

2018 10-K Annual Report	Stericycle, Inc. • 4

PART I

Operations for our full portfolio of services are established in the U.S., Canada, Ireland, the Netherlands, and Spain.  We offer all of our services, except for hazardous waste management, in the United Kingdom (“U.K.”).  Only regulated waste operations are in Argentina, Brazil, Chile, Japan, Mexico, Portugal, Republic of Korea, and Romania.  Only secure information destruction services are provided in Australia, Austria, Belgium, France, Germany, Luxembourg, and Singapore.  Secure information destruction services under the Shred-it® brand are also provided in the United Arab Emirates through a joint venture with the Company’s portion of income reported as an equity investment.

Our worldwide network includes leased and owned properties which include the following:

307 Transfer Sites	251 Processing Facilities	14 Communication Centers	67 Office Locations	2 Landfill Locations

2018 10-K Annual Report	Stericycle, Inc. • 5

PART I

We are currently headquartered in Lake Forest, Illinois but have recently executed a lease for a new headquarters in Bannockburn, Illinois, which we expect to occupy beginning in 2019.

Customers

Our broad offering of services appeals to a wide range of small and large business customers.  The majority of our customers are healthcare businesses (hospitals, physician, and dental practices, outpatient clinics, long-term care facilities, etc.).  We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities, and other businesses.

We serve customers in all 50 U.S. states, Puerto Rico, and 21 other countries worldwide.  No single customer accounts for more than 1.1% of our total revenues, and our top ten customers collectively account for approximately 6.3% of total revenues.  We provide service to the majority of our customers under multi-year contracts.  Although we generally have several standard contracts, terms vary depending upon the customer’s service requirements, types of services, and geographies.

Segments

Our three operating segments are:

•	Domestic and Canada Regulated Waste and Compliance Services (“Domestic and Canada RCS”)
•	International Regulated Waste and Compliance Services (“International RCS”)
•	Domestic Communication and Related Services (“Domestic CRS”)

Revenues by service for each of the operating segments for the years ended December 31, 2018, 2017, and 2016, respectively were as follows:

In millions
	Years ended December 31,
	2018	2017	2016
Domestic and Canada RCS
Medical Waste and Compliance Solutions	$1,496.1	$1,538.5	$1,548.0
Secure Information Destruction Services	778.3	704.9	634.7
Manufacturing and Industrial Services	270.4	275.0	294.3
Communication and Related Services (Canada only)	29.3	33.5	31.8
Total	$2,574.1	$2,551.9	$2,508.8

International RCS
Medical Waste and Compliance Solutions	$436.5	$485.1	$515.0
Secure Information Destruction Services	132.7	118.5	112.8
Manufacturing and Industrial Services	58.8	76.1	87.1
Communication and Related Services	27.1	27.9	36.8
Total	$655.1	$707.6	$751.7

Domestic CRS
Communication and Related Services	$256.7	$321.2	$301.8

2018 10-K Annual Report	Stericycle, Inc. • 6

PART I

Domestic CRS does not consistently meet the quantitative criteria to be a separate reportable segment and therefore is included in the “All Other” reporting segment along with costs related to our corporate headquarters and shared services functions.

Financial and other information related to our reporting segments is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data; Note 17 - Segment Reporting.

Our Business Model

Regulated Business-to-Business Operations

We focus on providing business-to-business services in areas of operations that are highly regulated.  By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health, and safeguard the environment.  Governmental legislation and regulation increasingly requires the proper handling and disposal of items such as medical waste, hazardous waste, pharmaceutical waste, and personal confidential information.  Regulated waste can be defined as any material with government-imposed guidelines for handling the material for transportation or disposal.

•	Medical waste, such as needles, syringes, gloves, cultures, and potentially infectious agents, blood and blood products, can potentially cause an infectious disease.
•

Hazardous waste is designated and governed by federal and local environmental protection agencies. It generally includes waste that is considered dangerous or potentially harmful to our health or the environment during transportation and disposal.

•	Pharmaceutical waste may be hazardous or nonhazardous and consists of expired, recalled, or otherwise unused pharmaceuticals.
•	Personal confidential information includes documents and e-media containing protected healthcare information, financial information, or other confidential information.

Small Customers with Recurring Service Needs

We also focus on serving smaller businesses which often have an even greater need for support with compliance matters because they tend to lack the specialized staff that is found at larger businesses.  With a small business, regulatory and compliance matters are often managed by a business owner, office manager, or facility supervisor who manage multiple functions for the organization and often lack the time and resources to properly investigate and comply with a wide range of regulations that may impact their operations.

Organic Growth from New Customers and Additional Services

As a leading provider of regulated and compliance solutions, we continue to focus on enhancing our service offerings and platforms to exceed customer expectations.  We have developed a strong and loyal customer base, with, we believe, a revenue retention rate of approximately 90% (based on our internal customer attrition analysis) and have been able to leverage these customer relationships to provide additional services.  Our growth strategy focuses on securing new customer relationships and selling additional services to existing customers.

2018 10-K Annual Report	Stericycle, Inc. • 7

PART I

Growth through Acquisition

The various regulated waste and compliance, including secure documentation destruction, services that we provide tend to be in highly fragmented industries.  We have proven that acquisitions are a steady and efficient way to scale operations, build critical customer density for transportation and treatment operations, and enter new markets or geographies, as well as provide opportunity to introduce our additional services to the acquired customers.  In our early history, acquisitions were a key strategy to rapidly building our customer base and route density in the United States.  We have been able to expand internationally through acquisition and now serve customers in 20 international markets outside the U.S.  Stericycle has completed over 500 acquisitions, with 21, completed during 2018. We expect to continue our acquisition strategy, remaining focused on small, highly accretive, tuck-in acquisitions that broaden our various service capabilities while creating value for our shareholders.

Business Transformation

Stericycle is focused on driving long-term growth and profitability and delivering enhanced shareholder value.  As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multiyear Business Transformation with the objective to improve long-term operational and financial performance.  The Business Transformation is based on a strategic vision to build a best-in-class enterprise performance management (“EPM”) operating model and includes streamlining our portfolio, realigning our processes and organizational structure to drive efficiency, and implementing an enterprise resource planning (“ERP”) system.

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

Execution of the Business Transformation began in 2017 with the identification and validation of key transformational opportunities as well as an organizational restructuring which occurred during the fourth quarter of 2017.  Execution of the Business Transformation is expected to continue with the implementation of an enterprise resource planning system in the U.S. and Canada during 2020 followed by the international rollout beginning in 2021.

On August 2, 2018, we announced, as part of the Portfolio Rationalization strategy within Business Transformation that we are pursuing strategic alternatives for the recall and communications services which are non-core Communication & Related Services business (“CRS”), demonstrating our commitment

2018 10-K Annual Report	Stericycle, Inc. • 8

PART I

to streamlining our portfolio.  The process, which is being conducted with the assistance of financial and legal advisers, is considering a range of strategic alternatives for CRS, with a focus on pursuing the outcome that will drive the most value for Stericycle shareholders.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Assets Held For Sale.

Market Size and Growth Potential

We provide a wide range of services across multiple market segments and industries.  Based on various industry studies and management’s estimates, we estimate the size of the global market for the services we provide, in the geographies where we currently operate is approximately $38 billion (including global markets with established regulatory frameworks for medical waste plus global markets in which Stericycle operates for hazardous waste, information destruction and communication services.  Growth in this industry in which we operate is driven by a number of factors, including:

•

Aging Population:  The average age of the population in the countries where we operate is rising.  As people age, they typically require more medical attention and a wider variety of tests, procedures, and medications, leading to an increase in the quantity of regulated medical waste, hazardous waste, and pharmaceutical waste, as well as an increase in confidential healthcare records requiring secure destruction.

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

•

Enforcement of Waste Regulations:  Enforcement of regulations relating to the management of regulated waste is increasing.  Penalties for violations can be costly and high profile, thereby impacting a business’ overall reputation.  Greater enforcement combined with higher penalties results in more compliance and a corresponding increase in potential customers.  We believe that many businesses are unaware either of the need for proper training of employees or of applicable regulatory requirements.

•

Increased Business Focus on Sustainability:  Businesses large and small are continuing to realize that a focus on sustainability is now essential to operating efficiently and meeting the increasing demands of customers for environmental responsibility.  Such pressures are driving proper disposal of pharmaceuticals, recycling efforts, creative disposal efforts for unused inventory, shred-all policies for paper, and other initiatives supported by our services.

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

2018 10-K Annual Report	Stericycle, Inc. • 9

PART I

purpose. Secure information destruction services are increasingly a standard measure that organizations use to meet their legal safeguarding and retention requirements.
•

Market Expansion Due to Increased Outsourcing:  With regard to secure information destruction services and communication services, we believe significant market growth will come from increased reliance on outsourced service providers.  Many small businesses currently do not use services or manage these needs with internal resources and solutions.  Opportunity exists to convert these businesses as the trend to outsource support services continues.

Competitive Strengths

We believe that we benefit from the following competitive strengths, among others:

•

Strong Service Relationships with Customers:  We offer our customers necessary services which require routine access to their facilities, operating information, or customer data.  This relationship, supported by a history of strong service, allows us access to decision makers to offer additional opportunities.

•	Long-term Contracts: The majority of services we provide involve long-term contracts that are often renewed.
•

Established Network of Processing and Transportation Locations in Each Country:  We believe that our infrastructure network results in an efficient operation with alternate treatment or destruction options for our customers.  The scale of our network also provides us the ability to be the single-source provider for customers with multiple locations across the country and gives us the flexibility to quickly redirect services or operations to another location if the need arises due to severe weather, power outages, or other disruptions.

•

Routing Logistics:  Within our logistics-based services lines, we maintain a vast transportation network that is focused on route efficiency.  This advantage has been built from a deliberate focus on route density and technological investments to optimize routing at both the individual truck and geographic market level.  Our Business Transformation and ERP implementation will improve our routing efficiencies by providing the opportunity to leverage our infrastructure across services lines.

•

Industry Leadership and Expertise:  Based on our infrastructure and revenues, we maintain a global leadership position across our various services lines, including regulated medical waste, retail and healthcare hazardous waste, secure information destruction, and product recalls and returns.  We attract and retain highly experienced team members who have a deep understanding of the industries they serve, the regulatory climate, and the evolving needs of the customers we serve.  We collaborate regularly with a wide range of stakeholders and interest groups. We proactively work with organizations like the CDC, DEA, OSHA, EPA, and many other government and regulatory bodies, including law enforcement. Our experts are frequent speakers at hospital networks, industry trade associations, and actively engage in numerous community meetings each year.

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

2018 10-K Annual Report	Stericycle, Inc. • 10

PART I

Protection Regulation (“GDPR”) covering the European Union (“EU”), and other data security regulations abroad.
•

Broad Range of Services:  We leverage our expertise in specialty waste and compliance to offer our customers a broad range of complementary services.  Offering multiple services reduces administrative burden for our customers as fewer vendors are required.  Additionally, we believe loyalty among customers is stronger when more than one service is leveraged.

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

2018 10-K Annual Report	Stericycle, Inc. • 11

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
•

Alternative Technologies:  We use a number of different non-incineration alternatives to autoclaves, predominantly outside of the U.S.  The processes used by these technologies are similar, as the regulated waste is heated to a specified temperature for a required time to kill the pathogens.  This is not always under pressure.  Depending on local requirements, the waste may be shredded before or after treatment to render it unrecognizable.

•

Incineration:  Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste, residues from chemotherapy procedures, and non-hazardous pharmaceutical waste.  Air emissions from incinerators can contain certain byproducts that are subject to federal, state, and in some cases, local regulation.  In some circumstances, the ash byproduct of incineration may be regulated.

Upon completion of the particular treatment process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties.  In some countries, where permitted by regulation, the treated waste is recovered, including recovery as fuel in waste-to-energy processes.

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

Destruction and Recycling of Secure Information

If not shredded on site in a Shred-it® truck with proprietary information destruction technology, documents are sent to a shredding facility for secure destruction.  Documents are cross-cut shredded and then baled to be sold as sorted office paper (“SOP”) for recycling.

2018 10-K Annual Report	Stericycle, Inc. • 12

PART I

Communication and Related Services Overview

Our Communication Solutions service line provides a broad range of live voice and automated service offerings to assist our clients in delivering a best in class communications stream with their patients and customers.  Our team serves as a client representative providing answering services, appointment scheduling, appointment reminders, event registration, and other necessary communications.  Providing these solutions requires sophisticated information management systems to redirect calls, store and quickly retrieve live voice protocols or client data, send automated communications, or provide easily accessible reporting and activity details to our customers.  Beyond the information management system infrastructure, call center staffing and proper education levels are critical to our success.  We leverage sophisticated workflow analysis and staffing tools to ensure appropriate resources are in place in order to handle call volumes quickly and consistently across our multiple call centers during peak volumes.

Our Expert Solutions service line specializes in partnering with automotive, food/beverage, medical device, pharmaceutical, consumer goods manufacturers, and retailers to support them through critical recalls, retrievals, or audit processes to ensure brand protection.  Services could include notification services to impacted customers, call center services to support a recall or retrieval, removing impacted product from distribution, processing recalled product and supporting remedy requirements, and compliance reporting.  These solutions are highly customized based on the product being recalled or retrieved and the specific needs of the client.

Competition

The industries and markets in which we operate are highly competitive, and barriers to entry are low.  Our competitors consist of many different types of service providers, including national, regional, and local companies.  In the regulated waste and secure information destruction industries, another major source of competition is on-site management.  For regulated medical waste, some large-quantity generators, particularly hospitals, may choose an onsite autoclave or other treatment process.  For secure information destruction, many businesses may choose to use small, on-site shredders for their documents.  Similarly, customers could handle recalls or communication needs internally.

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

Governmental Regulation

The regulated medical waste, hazardous waste, secure information destruction, and recall industries are subject to numerous regulations.  In many countries there are multiple regulatory agencies at the local and national level that affect our customers or our services.  This regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits.  We maintain numerous governmental permits, registrations, and licenses to conduct our business in the jurisdictions in which we operate.  Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction.  These permits grant us the authority, among other things:

•	to construct and operate collection, transfer, and processing facilities;

2018 10-K Annual Report	Stericycle, Inc. • 13

PART I

•	to transport regulated waste within and between relevant jurisdictions; and
•	to handle particular regulated substances.

Our permits may be subject to modification or revocation by the issuing authority and, in some jurisdictions, are subject to periodic renewal.  Periodic renewals may be subject to public participation and can lead to additional regulatory oversight.  We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste.  In addition, we are subject to extensive regulations to ensure public and employee health and safety at the federal, state and local levels.

U.S. Federal and Foreign Regulation

We are subject to substantial regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste and secure information destruction operations.  The regulatory requirements with which we must comply vary from jurisdiction to jurisdiction.  The laws governing our domestic and international operations generally consist of statutes, legislation, and regulations concerning environmental protection, employee health and welfare, transportation, the use of the mail, ethical business conduct, and proper handling and management of regulated waste streams, controlled substances, and personal and confidential information.

Environmental Protection

Certain service lines within our business are subject to extensive and evolving environmental regulations in all of the geographies in which we operate.  Generally, the environmental laws we are subject to regulate the handling, transporting, and disposing of hazardous and non-hazardous waste, the release or potential release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater, and other surface waters, and the emission of pollutants into the air.  The principal environmental laws that govern our operations in the U.S. are state environmental regulatory agencies as they provide the specific legislative and/or regulatory frameworks which require the management and treatment of regulated medical waste.  Additionally, the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Clean Air Act of 1970 are the federal regulations that affect management of certain aspects of regulated medical waste and all RCRA hazardous wastes.  CERCLA and state laws similar to it may impose strict, joint and several liabilities on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities.  The 10 incinerators we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states permitting authorities pursuant to regulations promulgated under the Clean Air Act as well as state and/or municipal waste permit requirements.

Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, Industrial Emissions Directive and the Shipments of Waste Regulations in the EU, Ley 154 (Residuos Patogenicos) in Argentina, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil, and the Canadian Environmental Protection Act and related regulations in Canada.  Additional environmental laws at the federal and/or local levels apply to regulated waste management in other markets in which we conduct business.

2018 10-K Annual Report	Stericycle, Inc. • 14

PART I

Employee Health and Welfare

We are subject to numerous regulations promulgated to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace.  The primary U.S. federal laws relating to employee health and welfare applicable to our business are in the Occupational Safety and Health Act of 1970 ("OSHA"), which establishes specific employer responsibilities including engineering controls, administrative controls, training, policies and programs complying with the regulations, and recordkeeping and reporting, all in an effort to ensure a safe workplace.  Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to blood-borne pathogens, hazard communication, personal and protective equipment.

Examples of employee health and welfare laws applicable to our international operations include the European Framework Directive on Safety and Health at Work (Directive 89/391 EEC), and various provisions of the Canada Labour Code and related occupational safety and health regulations in the provinces and territories of Canada.

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

Examples of transportation laws applicable to our international operations include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada, and globally the International Maritime Dangerous Goods Code and the IATA Dangerous Goods Regulations.

Document Management

Numerous laws and regulations require proper protection of confidential customer information by business parties that have access to such information.  In the U.S., the most commonly cited regulations include the Fair and Accurate Credit Transaction Act (“FACTA”) Final Disposal Rule, the FACTA Red Flag Rule, the Health Insurance Portability and Accountability Act (“HIPAA”) Privacy Rule, and the Gramm-Leach Bliley Act (“GLBA”).  Furthermore the General Data Protection Regulation (“GDPR”) provides the framework for data privacy and data protection for companies that conduct business in Europe.

For the transportation of secure information for destruction, we are regulated by the U.S. DOT as a commercial motor carrier.  The processes for the destruction of secure information destruction processes are not regulated by any government agency.  However, the National Association of Information Destruction (“NAID”) maintains a certification to ensure that destruction processes support the needs of organizations to meet laws and regulations relating to the protection of confidential information.  We currently hold the NAID AAA Certification for our operations in North America.  Further, the Payment Card

2018 10-K Annual Report	Stericycle, Inc. • 15

PART I

Industry ("PCI") Security Standards Council has developed Data Security Standards which are imposed upon merchants utilizing credit cards and require destruction of documents and media in accordance with their standards.

Ethical Business Conduct

Various international regulations governing ethical business practices apply to our business, including but not limited to, the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act (“Bribery Act”), and the Brazilian Clean Companies Act.  These laws may apply to our business on both a global and local basis, and ban unethical behavior such as the payment of bribes to government officials for the purpose of gaining an improper business advantage, improper maintenance of our books and records, as well as other financial transparency requirements.

Use of the Mail in the U.S.

The United States Postal Service ("USPS") has its own set of specific regulations defined in Publication 52 which governs the use of the postal system for mailing of hazardous, restricted and perishable materials.  More specifically, mailback management offerings for sharps, medical waste, and pharmaceutical wastes, require us to obtain and maintain authorization permits from the USPS.  We have obtained permits from the USPS to conduct our "mail-back" programs which provide a convenient service for customers who need such a service with approved containers for "sharps" (needles, knives, broken glass, and the like) or other regulated wastes to be sent directly to a treatment facility.

Controlled Substances

Our service offerings for the recall, return and/or destruction of controlled substance pharmaceuticals are subject to numerous laws and regulations under various international federal agencies, such as the Drug Enforcement Administration ("DEA") in the U.S. and the Home Office Drugs and Firearm Licensing Unit in the U.K.  These regulations apply to both the closed loop management of controlled substances as well as the return of unused controlled substances from consumers.  These regulations typically require facilities to obtain a controlled substance registration in addition to other pharmaceutical licenses and meet certain criteria in order to collect, process, and dispose of controlled substances.  These regulations have very strict requirements for the management of employees, the type of security within facilities, recordkeeping, and the reporting of all controlled substances managed at the facility.  Much like our other permitting, the registration must be updated regularly and subjects us to inspection and enforcement.

U.S. and Foreign Local Regulation

We conduct business in all 50 U.S. States and Puerto Rico.  Because the U.S. EPA does not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment, and storage of regulated medical waste.  Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed medical waste regulations under solid waste regulations.  Hazardous waste in the U.S. is regulated under the RCRA.  In addition, certain states may have their own regulations for handling, treatment and storage of hazardous wastes.  Regulated garbage (sometimes referred to as “APHIS waste” taken from the Animal Plant and Health Inspection Service) is another area of regulatory requirements we are subject to pursuant to regulations promulgated by the U.S. Department of Agriculture ("USDA") and Customers and Border Patrol.  The USDA typically inspects our facilities receiving such APHIS waste on a quarterly basis.

2018 10-K Annual Report	Stericycle, Inc. • 16

PART I

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

Patents, Trademarks and Proprietary Rights

Stericycle holds eight patents in the U.S., Canada, and Australia for the recovery of reusable medical devices in a sharps container and holds two patents (U.S. and Canada) for the processing and updating of event-related information using automated reminders.  With the acquisition of Shred-it, we hold patents in the U.S. and Canada for a three-staged shredder, with one patent application pending in the EU.  We also hold patents in the U.S., Canada, and the EU for Securshield®, our proprietary locks for shredding containers.

We own federal registrations for a number of trademarks/service marks including Stericycle®, SRCL, Steri-Safe®, Stericycle ExpertRECALL®, Sustainable Solutions®, CSRX, LiveAnswer®, Shred-it®, Securit®, Community Shred-it®, Making Sure it’s Secure®, and our company logo service mark consisting of a nine-circle design.  We also hold international registrations for Stericycle, the nine-circle design used in our logo, and the Shred-it® name and design.

Potential Liability and Insurance

The regulated waste industry involves potentially significant risks of statutory, contractual, tort, and common law liability claims.  Potential liability claims could involve, for example:

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

2018 10-K Annual Report	Stericycle, Inc. • 17

PART I

respond to specific business needs but consider our current insurance coverage to be sufficient to meet regulatory as well as customer requirements and to protect our employees, assets, and operations.

Executive Officers of the Registrant

The following table contains certain information regarding our nine current executive officers:

Name	Position	Age
Charles A. Alutto	Chief Executive Officer	53
Cindy J. Miller	President and Chief Operating Officer	56
Daniel V. Ginnetti	Executive Vice President and Chief Financial Officer	50
Kurt M. Rogers	Executive Vice President, General Counsel and Corporate Secretary	47
William J. Seward	Executive Vice President and Chief Commercial Officer	51
Joseph A. Reuter	Executive Vice President and Chief People Officer	57
David W. Stahl	Executive Vice President and Chief Information Officer	53
Michael S. Weisman	Executive Vice President and Chief Ethics and Compliance Officer	60
Richard M. Moore	Executive Vice President of North American Operations	57

Charlie Alutto has served as Chief Executive Officer since October 2018 and as a Director since November 2012. From January 2013 until September 2018, he served as our President and Chief Executive Officer.  He joined us in May 1997 following our acquisition of the company where he was then employed.  He became an executive officer in February 2011 and served as President, Stericycle USA.  He previously held various management positions with us, including Vice President and Managing Director of SRCL Europe and Corporate Vice President of our large quantity generator business unit.  Mr. Alutto earned a bachelor of science degree from Providence College and a masters of business administration from St. John’s University.

Cindy Miller joined us as President and Chief Operating Officer in October, 2018.  She was appointed as a Director effective February 28, 2019.  She previously served as President, Global Freight Forwarding for United Parcel Service (“UPS”) and had a 30-year career with UPS starting as a driver and progressing to district manager for operating regions in the U.S. and then managing director for regions in Europe, the Middle East, and Africa before becoming President of the European region.  Ms. Miller received a bachelor of arts degree from Pennsylvania State University and an Executive MBA from the London Business School.

Dan Ginnetti was appointed Chief Financial Officer (”CFO”) in August, 2014.  He joined Stericycle as Area Vice President of Finance in 2003.  In 2004 he was promoted to Area Vice President for Stericycle’s Western, and later, Midwestern business units.  Following that, he was promoted to Senior Vice President of Operations for the U.S. and Canada.  He returned to financial management in 2013, becoming Vice President of Corporate Finance and then CFO in August 2014.  Prior to joining Stericycle, Mr. Ginnetti held various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor.  Mr. Ginnetti received a bachelor of science degree from the University of California, Santa Barbara.

Kurt Rogers was named Executive Vice President, General Counsel and Corporate Secretary in July 2017.  Mr. Rogers previously served as Chief Legal Officer and Secretary of Vonage Holdings Corp., a publicly-listed software technology and communications company, for more than seven years.  Earlier, Mr. Rogers was a partner with international law firms Bingham McCutchen LLP (now Morgan, Lewis & Bockius LLP) and Latham & Watkins LLP and as an associate with Rogers & Wells LLP (now Clifford Chance LLP), where

2018 10-K Annual Report	Stericycle, Inc. • 18

PART I

he represented clients in litigation, intellectual property and other matters.  Mr. Rogers received a bachelor of science degree in Industrial and Labor Relations from Cornell University and his juris doctor degree from Cornell Law School.

Bill Seward joined Stericycle as Executive Vice President and Chief Commercial Officer in February 2019. Prior to joining Stericycle, Mr. Seward spent 28 years with UPS, most recently as President of UPS' North American export business since 2016 and President of International Sales from 2012 to 2015. His previous experience includes three years as Vice President of European Region Sales, two years as Vice President of Northeast U.S. Regional Sales and previous other sales, marketing, and staff roles.  Mr. Seward received a bachelor of arts degree from the University at Albany (SUNY).

Joe Reuter joined Stericycle as Executive Vice President and Chief People Officer in January 2019. Previously, Mr. Reuter served as President, International Human Resources at UPS, since April 2016. Prior to that, he served as Vice President of the Europe Region human resources for three years and Vice President of Human Resources for the Global Freight Forwarding business for one year. He began his career as a parcel service provider and supervisor before moving into the human resources field and supporting UPS operating districts across the U.S. with increasingly larger areas of responsibility.  Mr. Reuter received a bachelor of arts degree from the University of South Dakota.

David Stahl was named Executive Vice President and Chief Information Officer in April 2018 after serving as Senior Vice President for approximately 18 months. Prior to joining Stericycle, Mr. Stahl served as the Chief Information Officer at Hillshire Brands Company for two years, where he implemented an IT transformation, and as Chief Information Officer at Duracell (a Berkshire Hathaway Company) for two years, where he established a new operating platform for Duracell following its separation from the Procter & Gamble Company. He also spent eight years with Tellabs, Inc. in roles of increasing responsibility within quality and IT, as well as quality roles with Underwriters Laboratories, 3Com Corporation, and Emerson Electronics. Mr. Stahl received a bachelor of science degree from Ohio Northern University.

Michael Weisman joined Stericycle as Executive Vice President and Chief Ethics and Compliance Officer in April, 2018. Mr. Weisman previously served as Chief Ethics and Compliance Officer for The Kraft Heinz Company, a publicly-listed packaged foods company, which he joined through Kraft Foods in July of 2015. Prior to the merger with Heinz Foods he served as Chief Counsel, Compliance for Kraft Foods from July 2014 and as Vice President, Ethics and Compliance for U.S. Foods and Career Education Corporation from February, 2013. He was also with the law firm Katten Muchin Rosenman, LLP for more than 10 years, four as partner, and served as a member of the firm's White Collar Defense, Internal Investigations and Compliance Practice Group. Mr. Weisman received a bachelor of science degree from the University of Illinois and his juris doctor degree from Chicago-Kent College of Law.

Rich Moore joined Stericycle as Executive Vice President of North American Operations in January 2019. Prior to joining Stericycle, Mr. Moore spent 30 years with UPS, most recently as President of UPS' Illinois District since 2016. Previously he served for three years as Vice President of European Operations, five years as President of the Northeast District, and three years as District Manager for Utah, Idaho, and Southern Nevada, in addition to other operations and transportation staff roles. Mr. Moore received a bachelor of science degree from Manhattan College and a masters of business administration from National Louis University.

2018 10-K Annual Report	Stericycle, Inc. • 19

PART I

Employees

At December 31, 2018 we had approximately 22,500 full time employees of which approximately 1,700 are covered by collective bargaining agreements.

Available Information

We maintain an internet website, www.stericycle.com, which provides a variety of information about the Company and where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge, as soon as reasonably practicable, following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”).  Reports and proxy and information statements that are filed electronically with the SEC are available on the SEC’s website, www.sec.gov.

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

2018 10-K Annual Report	Stericycle, Inc. • 20

PART I

The level of governmental enforcement of environmental and other regulations has an uncertain effect on our business and could reduce the demand for our services.

We believe that strict enforcement of laws and regulations relating to regulated waste collection and treatment, the proper handling and protection of personal and confidential information, and recalls and retrieval of products by governmental authorities can have a positive effect on our business.  These laws and regulations increase the demand for our services.  Relaxation of enforcement, government shutdowns, or other changes in governmental regulation of regulated waste, personal and confidential information or products to be recalled or retrieved could increase the number of competitors we face or reduce or delay the need for our services.

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

We began a comprehensive, multiyear Business Transformation during the third quarter of 2017 with the intent of implementing a global enterprise performance management (“EPM”) operating model.  This new operating model is expected to standardize global end-to-end processes, align the company around key performance indicators, improve data management and decision making, and improve the Company’s profitability.  A global enterprise resource planning (“ERP”) system is the central component of our Business Transformation and will become the backbone of our performance management model.  With an ERP, we will integrate our services lines and geographies onto one operating system.  In addition to the implementation of a best-in-class system, there are five key initiatives of the Business Transformation which include: portfolio rationalization, operational optimization, organizational excellence and efficiency, commercial excellence, and strategic sourcing.

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

2018 10-K Annual Report	Stericycle, Inc. • 21

PART I

Restrictions in our private placement notes and our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions and value of our securities.

Our private placement notes and Credit Agreement entered as of November 17, 2017 (as amended, the “Credit Agreement”) contain customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements.  These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement and private placement notes, and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in the private placement notes and our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  A failure to comply with these provisions could result in a default or an event of default.  Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full and force us and our subsidiaries into bankruptcy or liquidation.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures, including capital expenditures associated with our Business Transformation, depends on our ability to generate cash flow and secure financing in the future.  Our ability to generate future cash flow depends, among other things, upon:

•	future operating performance;
•	general economic conditions;
•	competition; and
•	litigation, legislative and regulatory factors affecting our operations and business.

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

2018 10-K Annual Report	Stericycle, Inc. • 22

PART I

indebtedness on favorable terms, or at all.  Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have an adverse effect on our financial condition.

The amount of our indebtedness could adversely affect our business.

As of December 31, 2018, we had a total of $2.8 billion of outstanding indebtedness, including long-term debt and short-term debt and not reduced by unamortized debt issuance costs.  We also have the ability to incur additional indebtedness subject to our financial covenants.

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

We have established operations in the U.S. and 20 other countries.  Foreign operations carry special risks including:

•	exchange rate and interest rate fluctuations;
•	substantial inflation in certain markets;
•	dependence in certain markets on government entities as customers;
•	delays in the collection of accounts receivable related to certain government funding practices;
•	government controls;
•	import and export license requirements;
•	political or economic instability;
•

changes in or compliance with U.S., local or other applicable laws and regulations, including laws and regulations concerning anti-corruption, anti-bribery (i.e. FCPA, U.K. Bribery Act and similar laws), global trade, trade sanctions, competition, privacy and data protection;

•	trade restrictions;
•	changes in tariffs and taxes;
•	industry or macro-economic trends;
•	permitting and regulatory standards;
•	differences in local laws, regulations, practices, and business customs;
•	restrictions on repatriating foreign profits back to the U.S. or movement of funds to other countries;
•	difficulties in staffing and managing international operations;
•	increases and volatility in labor costs; and
•	property ownership restrictions in certain countries.

2018 10-K Annual Report	Stericycle, Inc. • 23

PART I

Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

We have operations in Latin America, and changes in the business, regulatory, political or social climate could adversely affect our operations there, which could adversely affect our results of operations and growth plans.

We have business operations in Argentina, Brazil, Chile and Mexico. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, social unrest, tax and foreign investment policies, public safety and security, and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows.

We face continuing risks relating to compliance with the FCPA and other anti-corruption and anti-bribery laws.

On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America.  In addition, the Department of Justice (“DOJ”) has notified the Company that it is investigating this matter in parallel with the SEC.  The Company is cooperating with these agencies.  The Company is also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.  These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws.  Such determinations could subject us to, among other things, enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, or litigation, which could adversely affect our business, financial condition and results of operations.  In addition, any significant settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

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

2018 10-K Annual Report	Stericycle, Inc. • 24

PART I

Supplementary Data; Note 19 - Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

Changing market conditions in the healthcare industry, including healthcare consolidation and healthcare reform, could drive down our profits and slow our growth.

Within the U.S., the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs.  As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and healthcare providers are focused on cutting costs within their businesses.  These changes exert downward pricing pressure, including the impact of Group Purchasing Organization (“GPO”) rebates and administrative fees, on services that we provide to healthcare customers which could adversely affect our profitability and growth.  Commitments made in connection with the settlement of the small quantity medical customer contract class action lawsuits (the “MDL Action”), as discussed in Part II, Item 8. Financial Statements and Supplementary Data; Note 19 - Legal Proceedings may affect our ability to increase prices in the future and a deterioration in our customer relationships as a result of the MDL Action may affect our ability to sell additional services to our customers, both of which could adversely affect our profitability and growth.

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

We face direct competition from a large number of small, local competitors.  Because it requires very little financial investment to compete in the collection and transportation of regulated wastes or the secure destruction of personal and confidential information, there are many regional and local companies in these industries.  We face competition from these businesses, and competition from them is likely to exist in new locations to which we may expand in the future.  In addition, large national companies with substantial resources operate in the markets we serve.  For example, in the U.S., Waste Management, Inc., Clean Harbors, Inc., and Iron Mountain Incorporated all offer competing services.

If we fail to maintain an effective system of internal controls over financial reporting, including remediating known material weaknesses in our internal controls as of December 31, 2018, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, our results of operations and our stock price.

As disclosed in more detail in Part II, Item 9A. Controls and Procedures of this Report, we have identified material weaknesses as of December 31, 2018, in our internal controls over financial reporting.  Due to these material weaknesses, we have also concluded our internal control over financial reporting was ineffective as of December 31, 2018.

Notwithstanding the material weaknesses that existed as of December 31, 2018, management has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the

2018 10-K Annual Report	Stericycle, Inc. • 25

PART I

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

We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees and our customers.  We rely heavily on various proprietary and third-party information systems.  Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business.  Although we have implemented safeguards and taken steps to prevent potential cyber incidents and security breaches, our preventative measures may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism or other disruptions.  A cybersecurity incident and breach of our information systems could lead to theft, destruction, misappropriation or release of sensitive and/or confidential information or intellectual property which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation.

Our management depends on relevant and reliable information for decision-making purposes, including key performance indicators and financial reporting.  A lack of relevant and reliable information could preclude us from optimizing our overall performance.  Any significant loss of data, failure to maintain reliable data, disruptions affecting our information systems, or delays or difficulties in transitioning to new systems could adversely affect our business, financial condition and results of operations.  In addition, our ability to continue to operate our businesses without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.  If our information systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be adversely affected.  In addition, remediation of such problems could result in significant, unplanned capital investments.

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

2018 10-K Annual Report	Stericycle, Inc. • 26

PART I

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

The Company is a party to 15 collective bargaining agreements in the U.S. and Canada, covering approximately 700 employees, or approximately 4.0%, of our total U.S. and Canadian workforce and further agreements and works councils covering approximately 1,000 employees in our other international locations.  These agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term.  Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.

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

2018 10-K Annual Report	Stericycle, Inc. • 27

PART I

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

We also do not know whether our growth strategy will continue to be effective.  Our business is significantly larger than before, and new acquisitions may not provide the incremental benefits that we have obtained in the past.

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

2018 10-K Annual Report	Stericycle, Inc. • 28

PART I

expect to incur costs to implement such cost savings measures.  We anticipate that we will incur certain non-recurring charges in connection with this integration, including costs and charges associated with integrating operations, processes and systems and valuations and purchase accounting activities.  We cannot identify the timing, nature and amount of all such charges.  The significant acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recognized or our cash flow in the period in which any related costs are actually paid.  We believe that synergies will come from the elimination of duplicative costs such as selling, general and administrative expenses, as well as the realization of other efficiencies related to the integration of the businesses such as the optimization of logistics, truck and plant utilization, improvements in route density and facility optimization, and contact center efficiencies.  We also believe such synergies will offset incremental acquisition-related costs over time, but this net benefit may not be achieved in the near term, or at all.

Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2018 contains goodwill of $3.2 billion and other intangible assets, net of accumulated amortization of $1.6 billion.  In accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill.  As circumstances after an acquisition can change, we may not realize the value of these intangible assets.  During 2018 and 2017, we wrote off $16.0 million and $21.0 million, respectively, of operating permits, tradenames and customer relationships.  Additionally in 2018, we recognized $358.7 million of non-cash goodwill impairment charges related to our Domestic CRS and Latin America reporting units.  In 2017, we recognized $65.0 million of non-cash goodwill impairment charges related to our Latin America reporting unit.  We recognized these impairments due to a reduction of forecasted future cash flows in each reporting unit, as discussed in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 6 – Goodwill and Other Intangible Assets.  The recognition of any potential future impairments could have a material adverse impact on our results of operations.

The handling of regulated waste exposes us to the risk of environmental liabilities.

As a company engaged in regulated waste management, we face risks of liability for environmental contamination.  The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on the businesses that generate those substances and the businesses that transport them to our facilities.  Responsible parties may be liable for substantial investigation and clean-up costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations.  Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and clean-up even if we were not the party responsible for the release of the hazardous substance and other companies might also be liable.

Our pollution liability insurance excludes liabilities under CERCLA.  Thus, if we were to incur liability under CERCLA and if we could not identify other parties responsible under the law whom we are able to compel to contribute to our expenses, the cost to us could be substantial and could impair our profitability and

2018 10-K Annual Report	Stericycle, Inc. • 29

PART I

reduce our liquidity.  Our customer service agreements make clear that the customer is responsible for making sure that only appropriate materials are disposed of.  If there were a claim against us that a customer might be legally liable for, we might not be successful in recovering our damages from the customer, see Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings.

Tax interpretations and changes in tax regulations and legislation could adversely affect us.

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the applicable taxation authorities upon audit.  Although we believe our assumptions, judgements and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the new provisions enacted as part of the Tax Act require clarification and guidance from the U.S. Internal Revenue Service (“IRS”) and Treasury Department. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

We have accumulated net operating losses (“NOLs”) arising from our operations and foreign and domestic acquisitions of approximately $344.4 million as of December 31, 2018.  We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations.  If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs we may have to record additional valuation allowances resulting in higher income tax expense.

In addition, we may periodically restructure our legal entities and if taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected.  In connection with such restructurings we could also incur additional charges associated with consulting fees and other charges.

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

2018 10-K Annual Report	Stericycle, Inc. • 30

PART I

acts of God, or other factors beyond our control.  Variability in the demand for these services could adversely affect our business, financial condition and results of operations.

The handling, transportation, and treatment of regulated waste carries with it the risk of personal injury to employees and others.

Our business requires our employees to handle materials that may be infectious or hazardous to life and property in other ways.  While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and acts of God always exists.

Examples of incidents that may present possible exposure to hazardous materials include:

•	truck accidents;
•	damaged or leaking containers;
•	improper storage of regulated waste by customers;
•	improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or
•	malfunctioning treatment plant equipment, such as power outages, or ineffective backup systems.

Human beings, or animals could be injured or sickened or property could be damaged by exposure to regulated waste.  This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us.

While we carry liability insurance intended to cover these contingencies, instances may occur that are not insured against or that are inadequately insured against.  An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

The handling of secure information for destruction exposes us to potential data security risks that could result in monetary damages against us and could otherwise damage our reputation, and adversely affect our business, financial condition and results of operations.

The protection of customer, employee, and company data is critical to our business.  The regulatory environment in the U.S. and Canada surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.  Certain legislation, including the FACTA, the HIPAA, the Economic Espionage Act in the U.S., the Personal Information Protection and Electronic Documents Act in Canada and the General Data Protection Regulation in the EU, require documents to be securely destroyed to avoid identity theft and inadvertent disclosure of confidential and sensitive information.  A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines, or lawsuits.  In addition, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws or are expected to do so.  The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to take additional measures to enhance security and/or assume higher liability under our contracts.  As a result of legislative initiatives and customer demands, we may have to modify our operations to further improve data security.  Any such modifications may result in

2018 10-K Annual Report	Stericycle, Inc. • 31

PART I

increased expenses and operational complexity, and adversely affect our reputation, business, financial condition and results of operations.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

We participate in multi-employer pension plans administered by employer and union trustees.  To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 ("ERISA"), may subject us to substantial liabilities in the event we, whether partially or totally, cease to have obligations to contribute to the plans.  Under current law regarding multi-employer defined benefit plans, circumstances such as a plan's termination, an employer's partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan can trigger our obligation to make payments to the plan for our proportionate share of the multi-employer plan's unfunded vested liabilities.  Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered," "seriously endangered," or "critical" status.  If plans in which we participate are in critical status or underfunded, we could be required to make additional contributions.

Based upon the information available to us from plan administrators as of March 31, 2018, one of the multi-employer pension plans in which we participate is underfunded.  The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding.  We have been notified that one plan is in "critical" status and this plan may require additional contributions.  The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of employee work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.  Additional funding could adversely affect our liquidity, cash flows and results of operations.  For more information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 12 – Retirement and Other Employee Benefit Programs in the Consolidated Financial Statements.

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

2018 10-K Annual Report	Stericycle, Inc. • 32

PART I

Our success depends on our executive officers and other key personnel.  If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and key personnel.  We have experienced significant turnover in our executive team in recent periods.  The unexpected loss of the services of any of our executive officers could have an adverse effect on our operations.  There can be no assurance that our executive succession planning, retention or hiring efforts will be successful.  Competition for skilled and experienced management personnel is intense, and our future success will also depend on our ability to attract and retain qualified personnel, and a failure to attract and retain new qualified personnel could have an adverse effect on our operations.

Natural disasters or other catastrophic events could negatively affect our business, financial condition and results of operations.

Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in transportation services which we rely on to deliver waste to our facilities. These events could prevent or delay shipments and reduce both volumes and revenue. Weather conditions and other event driven special projects may also cause variations in our results. We may be required to suspend operations in some of our locations, which could have a material adverse effect on our business, financial condition and results of operation.

2018 10-K Annual Report	Stericycle, Inc. • 33

PART I

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Details regarding our worldwide properties can be found under Item 1. Business.  We believe that these processing and other facilities are adequate for our present and currently anticipated future needs.

Item 3. Legal Proceedings

See Part II, Item 8. Financial Statements and Supplementary Data; Note 19 - Legal Proceedings in the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

2018 10-K Annual Report	Stericycle, Inc. • 34

PART II

PART II

Item 5. Market Price for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Select Market under the ticker symbol "SRCL."  There were 88 shareholders of record as of February 25, 2019.

We did not declare or pay any cash dividends on our common stock during 2018, 2017 or 2016.  We currently expect that we will retain future earnings for debt repayment and use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market.  As of December 31, 2018, we had purchased a cumulative total of 22,219,146 shares.  No common stock purchases were made during 2018.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 14 – Preferred Stock in the Consolidated Financial Statements for a description of our repurchases of depository shares of mandatory convertible preferred stock and details of their conversion into common stock during 2018.  We applied the common stock equivalent of repurchases of preferred stock against the number of shares of our common stock authorized for repurchase by the Board of Directors.

Performance Graph

The following graph compares the cumulative total return (i.e., share price appreciation plus dividends) on our common stock over the five-year period ended December 31, 2018 with the cumulative total return for the same period on the S&P 500 Index, the Dow Jones U.S. Waste & Disposal Services Index, the Nasdaq Global Select Index, and the S&P Mid Cap 400 Index.

The Company has included the Nasdaq Global Select Market Composite Index, replacing the Nasdaq National Market Composite Index as the Company’s common stock is registered on the Nasdaq Global Select Market.  In addition, the Company’s common stock is no longer included as part of the S&P 500 Index, as of December 31, 2018, and the S&P 500 Index will be excluded from future performance analysis.  Instead the Company is now included as a part of the S&P Mid Cap 400 Index which has been included in the performance analysis below and will be included in the performance analysis in future periods.

The graph assumes that $100 was invested on December 31, 2013 in our common stock and in the shares represented by each of the four indices, and that all dividends were reinvested.

2018 10-K Annual Report	Stericycle, Inc. • 35

PART II

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

2018 10-K Annual Report	Stericycle, Inc. • 36

PART II

Item 6. Selected Financial Data

In millions, except per share data
	Years Ended December 31,
	2018	2017	2016	2015	2014
Statements of (Loss) Income Data
Revenues	$3,485.9	$3,580.7	$3,562.3	$2,985.9	$2,555.6
Depreciation and amortization	255.9	249.5	252.5	127.4	104.6
Goodwill impairment	358.7	65.0	-	-	-
(Loss) income from operations (1)	(161.1)	(7.6)	433.8	487.6	556.3
Mandatory convertible preferred stock dividend	(25.5)	(36.3)	(39.4)	(10.1)	-
Gain on repurchase of preferred stock	16.9	17.3	11.3	-	-
Net (loss) income attributable to Stericycle, Inc. common shareholders	(253.3)	23.4	178.2	256.9	326.5
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders - diluted (2)	$(2.91)	$0.27	$2.08	$2.98	$3.79
Statements of Cash Flow Data
Net cash from:
Operating activities	$165.7	$508.6	$560.8	$386.1	$448.5
Investing activities	(147.5)	(193.0)	(195.6)	(2,533.9)	(462.8)
Financing activities	(25.7)	(321.2)	(376.8)	2,185.4	(30.0)
Balance Sheet Data
Cash and cash equivalents	$34.3	$42.2	$44.2	$55.6	$22.2
Total assets	6,455.5	6,988.3	6,980.1	7,065.2	4,373.3
Long-term debt, net	2,663.9	2,615.3	2,877.3	3,040.4	1,527.2
Stericycle, Inc. equity (1)	$2,587.4	$2,896.6	$2,805.8	$2,729.9	$1,895.0

(1)	See Part II, Item 8. Financial Statements and Supplementary Data; Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.
(2)

See Part II, Item 8. Financial Statements and Supplementary Data; Note 15 – (Loss) Earnings per Common Share ("EPS") in the Consolidated Financial Statements for information concerning the computation of diluted EPS.

For more details on the items below, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2018 10-K Annual Report	Stericycle, Inc. • 37

PART II

Net (loss) income attributable to Stericycle, Inc. common shareholders (including the total negative impact to (Loss) earnings per share attributable to Stericycle, Inc. common shareholders), included the following after-tax effects for each of the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively:

In millions
	Years Ended December 31,
	2018	2017	2016	2015	2014
After-tax charges (income)
Business Transformation	$61.2	$20.0	$-	$-	$-
Intangible Amortization	97.7	77.4	83.5	29.8	-
Acquisition and Integration	7.8	26.2	38.1	55.4	27.8
Operational Optimization	22.9	46.8	40.4	24.0	10.1
Divestitures	16.0	7.1	23.2	-	-
Litigation, Settlements and Regulatory Compliance	74.2	203.5	4.4	39.8	4.0
Impairment	314.5	67.2	1.4	-	-
Other	25.6	15.3	4.1	-	-
Preferred Stock Dividends	27.5	36.3	39.4	10.1	-
U.S. Tax Reform	8.8	(129.8)	-	-	-
Total after-tax impacts	$656.2	$370.0	$234.5	$159.1	$41.9
Negative impact to (Loss) earnings per share attributable to Stericycle, Inc. common shareholders - diluted	$7.36	$4.07	$2.45	$1.76	$0.48

For the purpose of calculating the impact to (Loss) earnings per share attributable to Stericycle, Inc. common shareholders, of our mandatory convertible preferred stock in the years ended December 31, 2018, 2017, 2016, and 2015, we calculate the impact by excluding the mandatory convertible preferred stock dividend and using the “if-converted” method of share dilution, weighted in 2018 for the period prior to its conversion into common stock in September 2018 and weighted in 2015 for the period after issuance in September 2015.

2018 10-K Annual Report	Stericycle, Inc. • 38

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Stericycle’s financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this Report.

Overview

Stericycle is a multinational business-to-business services provider with a core purpose to help our customers fulfill their promise by providing solutions that protect people and brands, promote health, and safeguard the environment.  We are focused on driving long-term growth, profitability, and delivering enhanced shareholder value and operate in highly regulated markets which, we believe will continue to grow as a result of a number of factors (see Part I – Item 1. Business).  We aim to take advantage of that growth both organically, by focusing on enhancing our service offerings and platforms, and by acquisitions in what we believe are highly fragmented industries.  We serve customers in all 50 states of the United States (“U.S.”), Puerto Rico, and in 21 other countries.  As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation (see below).

For further information on the Company’s business, segments, and services, see Part I, Item 1. Business.

Highlights for the year ended December 31, 2018 compared to the prior year include:

•

Revenues of $3.49 billion, a decrease of 2.6%, driven by the expected declines in the small quantity (“SQ”) medical waste business and Communication and Related Services (“CRS”), foreign exchange, and divestitures, partially offset by strong organic growth in Secure Information Destruction.

•

Gross profit of $1.38 billion, a decrease of 5.9%, primarily attributable to the expected impact of SQ mix and pricing, non-cash impairment charges and the impact of lower call volumes and smaller recall events in CRS. We also continue to see challenges with our Latin America business as a result of prolonged market declines and cost pressures.

•	Loss per share of $2.91, due to $358.7 million in non-cash goodwill impairment charges related to CRS and Latin America reporting units, and other items discussed further below.

During the third quarter of 2018, we funded the $295.0 million SQ medical waste customer class action settlement (the “SQ settlement”). We announced during the fourth quarter of 2018 that we had reached a proposed resolution with Plaintiffs and their counsel in the pending Securities Class Action Lawsuit. (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements).

We entered into several amendments to the Credit Agreement, which cover our senior credit facility and term loan, and the various note purchase agreements which cover the private placement notes.  These amendments adjusted the definition of EBITDA for purposes of the calculation of, and allowed for an increase in, the permitted Consolidated Leverage Ratio.  In addition, terms were added which, under certain circumstances, would lead to increases in the interest rates charged on the senior credit facility, term loan and private placement notes.  In connection with the underlying terms, we saw an increase of 0.25% in the interest rate charged on our senior credit facility and term loan and total increases of 0.75%

2018 10-K Annual Report	Stericycle, Inc. • 39

PART II

on the interest rates charged on our private placement notes.  We expect that the annual impact of these interest rate increases on our Interest Expense, Net will be approximately $11.8 million. (For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 8 – Debt in the Consolidated Financial Statements).

Finally, in September 2018, our Series A Mandatory Convertible Preferred Stock (“Series A Preferred Stock”) was converted, in accordance with the terms of issue, into a total of 4.7 million shares of our common stock (for additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 14 – Preferred Stock in the Consolidated Financial Statements).

The following table identifies key strategies and other significant matters impacting our business for the years ended December 31, 2018, 2017, and 2016, respectively (amounts are stated pre-tax except when noted):

In millions
	Years Ended December 31,
	2018	2017	2016
Pre-tax items:
Included in Cost of revenues ("COR")
Business Transformation	$8.1	$0.7	$-
Operational Optimization	-	0.4	9.0
Impairment (excluding goodwill)	17.6	-	-
Total included in COR	25.7	1.1	9.0

Included in Selling, general and administrative ("SG&A")
Business Transformation	74.5	30.6	-
Intangible Amortization	130.3	118.4	129.3
Acquisition and Integration	9.8	40.7	60.9
Operational Optimization	29.4	70.7	50.1
Divestitures	20.5	9.5	27.1
Litigation, Settlements and Regulatory Compliance	93.2	327.7	7.2
Impairment (excluding goodwill)	8.9	-	1.4
Other	29.1	24.8	8.8
Total included in SG&A	395.7	622.4	284.8

Goodwill impairment	358.7	65.0	-

Included in Other expense, net
Other ( including highly inflationary exchange loss)	3.8	-	(0.6)
Capital Allocation (debt modification fees)	2.7	-	-
Total included in Other expense, net	6.5	-	(0.6)
Total pre-tax	$786.6	$688.5	$293.2

After tax items:
Capital Allocation (preferred dividends)	$25.5	$36.3	$39.4
U.S. Tax Reform	8.8	(129.8)	-
Total after-tax	$34.3	$(93.5)	$39.4

2018 10-K Annual Report	Stericycle, Inc. • 40

PART II

The above strategies and other significant matters include the following types of activities:

Cash Charges
	Closure and Exit Costs (1)	Internal (2)	Consulting and Professional Fees	Other (3)	Non-Cash Charges (4)
Business Transformation	√	√	√	√	√
Acquisition and Integration	√	√	√	√	√
Operational Optimization	√	√	√	√	√
Divestitures			√	√	√
Litigation, Settlements and Regulatory Compliance			√	√	√
Other			√
(1)	Includes employee and contract termination, facility closure and clean up costs.
(2)	Includes dedicated resources, including project related incentive compensation and stock based compensation.
(3)	Includes other costs related to each strategy e.g. software maintenance fees, changes in contingent consideration and environmental provisions.
(4)	Includes impairments, accelerated depreciation and/or amortization and gain/loss on disposal.

Business Transformation

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

Key initiatives of the Business Transformation include:

•

Portfolio Rationalization:  Executing on a comprehensive review of the Company’s global service lines to identify and pursue the divestiture of non-strategic assets (see divestitures section, below for decision criteria and divestiture related charges).

•	Operational Optimization: Standardizing route planning logistics, modernizing field operations, and driving network efficiency across facilities.
•	Organizational Excellence and Efficiency: Redesigning the Company’s organizational structure to optimize resources and align around a global shared business services model.
•	Commercial Excellence: Aligning our sales and service organizations around the customer, standardizing our customer relationship management process, and expanding customer self-service options.
•	Strategic Sourcing: Reducing spend through global procure-to-pay processes and leveraging organizational scale.

2018 10-K Annual Report	Stericycle, Inc. • 41

PART II

Execution of the Business Transformation began in 2017 with the identification and validation of key transformational opportunities as well as an organizational restructuring which occurred during the fourth quarter of 2017.  Execution of the Business Transformation is expected to continue through 2022 with the implementation of an enterprise resource planning system in the U.S. and Canada during 2020 with remaining international rollouts beginning in 2021.

On August 2, 2018, we announced, as part of the Portfolio Rationalization strategy within Business Transformation, that we are pursuing strategic alternatives for non-core CRS, demonstrating our commitment to streamlining our portfolio.  The process, which is being conducted with the assistance of financial and legal advisers, is considering a range of strategic alternatives for CRS, including a divestiture, with a focus on pursuing the outcome that will drive the most value for Stericycle shareholders.  There can be no assurances as to the form or timing of any transaction or if any transaction will be consummated.  Any potential gain or loss will depend on a number of factors, such as our ability to identify an appropriate strategic alternative, reach a mutual agreement with any counterparty and satisfy the closing conditions associated with any proposed transaction.

For the years ended December 31, 2018 and 2017 and since the program’s inception, we have recognized the following charges and capital expenditures related to the Business Transformation:

In millions
	Years Ended December 31,
	2018	2017	Cumulative Since Inception
Included in COR
Exit costs - employee termination	$-	$0.7	$0.7
Other related expenses	0.4	-	0.4
Non-cash charges	7.7	-	7.7
Total included in COR	8.1	0.7	8.8

Included in SG&A
Exit costs - employee termination	3.7	10.8	14.5
Internal costs	15.6	-	15.6
Consulting and professional fees	44.9	16.4	61.3
Other related expenses	8.9	1.0	9.9
Non-cash charges	1.4	2.4	3.8
Total included in SG&A	74.5	30.6	105.1
Total charges	$82.6	$31.3	$113.9

Non-cash impairment charges	$9.1	$2.4	$11.5
Cash charges (including stock based compensation)	$73.5	$28.9	$102.4

Capital expenditures	$18.0	$10.9	$28.9

The Company expects to incur additional aggregate charges over the duration of Business Transformation, principally aligned with the ERP implementation timeline discussed above. The amount, timing and recognition of additional charges over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the U.S. (“GAAP”), among other factors. The asset impairment charges are non-cash, and the remaining charges are cash costs primarily expensed or capitalized as incurred.

2018 10-K Annual Report	Stericycle, Inc. • 42

PART II

The Company may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all.

The non-cash charges incurred in the year ended December 31, 2018 are discussed in Part II, Item 8. Financial Statements and Supplementary Data; Note 5 – Property, Plant And Equipment in the Consolidated Financial Statements We may incur additional non-cash impairment and/or accelerated depreciation charges as we continue to evolve our future information technology strategy in conjunction with our ERP implementation.

Business Transformation charges by reportable segment for the year ended December 31, 2018 were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Total	$10.8	$0.7	$71.1	$82.6

Business Transformation charges by reportable segment for the year ended December 31, 2017 were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Total	$5.5	$4.0	$21.8	$31.3

As part of our Business Transformation we are undertaking legal entity organizational restructuring actions to assist with streamlining and simplifying business operations and to help lower general and administrative costs.  Such actions could result in additional charges associated with consulting and professional services, and increases in potential exposure to U.S. and foreign taxes and foreign exchange charges.

Intangible Amortization

For the years ended December 31, 2018, 2017, and 2016, the Company recognized $130.3 million, $118.4 million, and $129.3 million, respectively, of intangible amortization expense.  The increase is partially due to the adjustment of the estimated useful lives of some of our customer relationship intangibles (see Part II, Item 8. Financial Statements and Supplementary Data; Note 6 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements) during 2018 with the remaining change arising from acquisitions.

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

2018 10-K Annual Report	Stericycle, Inc. • 43

PART II

Details of the acquisitions completed in the years ended December 31, 2018, 2017, and 2016 can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisitions in the Consolidated Financial Statements.

Acquisition and integration expenses for the years ended December 31, 2018, 2017, and 2016 were as follows:

In millions
	Years Ended December 31,
	2018	2017	2016
Acquisition expenses	$7.4	$10.6	$9.6
Integration expenses	2.2	30.5	53.3
Unfavorable (favorable) change in contingent consideration	0.2	(0.4)	(2.0)
Total	$9.8	$40.7	$60.9

Integration expenses incurred in the years ended December 31, 2018, 2017, and 2016 primarily related to acquisitions completed in the U.S. and the fourth quarter 2015 Shred-it® acquisition.

Operational Optimization

The Company aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow.  As part of its strategy, the Company has taken a number of actions to reduce operating costs and optimize operations.  For example, we believe plant throughput and route density are competitive strengths of Stericycle.  We maintain such strengths by making adjustments to our network of transportation and treatment facilities to optimize overall logistics and processing capabilities within a service line while reducing operational costs.  As part of these efforts, we seek to reduce network redundancies by consolidating facilities, closing the redundant facility, and restructuring the local organization and operation for efficiency.

Projects that are included within the Operational Optimization category were generally commenced prior to the announcement of our Business Transformation initiative discussed above or have been identified as additional items over and above those related to Business Transformation.

Operational Optimization expenses, which were all recognized in SG&A, for the year ended December 31, 2018, were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Exit costs - employee termination	$-	$0.2	$1.1	$1.3
Closure and exit costs - other	4.2	5.9	3.7	13.8
Non-cash charges	1.0	11.3	-	12.3
Other expenses	-	2.0	-	2.0
Total	$5.2	$19.4	$4.8	$29.4
•

Domestic and Canada RCS Closure and exit costs - other related to optimizing overall logistics and sales functions and lease exit costs for the consolidation of call centers in Canada Communication and Related Services locations and non-cash charges relate to accelerated depreciation associated with software;

2018 10-K Annual Report	Stericycle, Inc. • 44

PART II

•

International RCS Closure and exit costs - other relate to closure, contract exit and other clean-up costs, primarily in Latin America and Japan.  Non-cash impairment charges related to long-lived assets, customer relationships, and operating permits, primarily in Latin America and Japan, and rationalization of a tradename in Europe, and other expenses primarily in Japan; and

•	All Other Exit costs - other related to lease exit costs for the consolidation of call centers in Domestic Communication and Related Services locations.

Operational Optimization charges, which, except for $0.4 million recognized in COR, were recognized in SG&A, for the year ended December 31, 2017, were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Exit costs - employee termination	$1.1	$3.7	$0.5	$5.3
Closure and exit costs - other	16.1	8.8	5.8	30.7
Non-cash charges	3.1	17.0	5.8	25.9
Consulting and professional fees	8.9	-	0.3	9.2
Total	$29.2	$29.5	$12.4	$71.1
•

Domestic and Canada RCS Closure and exit costs - other related to optimizing overall logistics and sales functions. Non-cash impairment charges related to long lived assets, consulting and professional fees relate to costs to identify opportunities and  reduce operational redundancies;

•

International RCS Closure and exit costs – employee termination and closure and exit costs - other included amounts incurred in Latin America for rationalizing our operations and in the U.K. for facility rationalization and contract exit costs.  Non-cash impairment charges related to long-lived assets, operating permits, and customer relationships in Latin America and Japan; and

•

All Other closure and exit costs - other related to consolidating of call centers in Domestic Communication and Related Services locations.  Non-cash charges relate to the impairment of a tradename and consulting and professional fees represented fees incurred to eliminate operational redundancies.

Operational Optimization charges, which, except for $9.0 million recognized in COR, were recognized in SG&A, for the year ended December 31, 2016, were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Exit costs - employee termination	$1.7	$1.1	$1.7	$4.5
Closure and exit costs - other	5.3	26.5	10.8	42.6
Consulting and professional fees	10.4	-	1.6	12.0
Total	$17.4	$27.6	$14.1	$59.1

2018 10-K Annual Report	Stericycle, Inc. • 45

PART II

•

Domestic and Canada RCS Exit costs-other related to optimizing overall logistics and sales functions and the consolidation of call centers in Canadian Communication and Related Services locations. Consulting and professional fees to identify opportunities and  reduce operational redundancies;

•	International RCS Exit-costs other related to charges to exit certain of our patient transport services contracts and plant conversion expense in the U.K.; and
•

All Other Closure and exit costs - other related to the consolidation of call centers in Domestic Communication and Related Services.  Consulting and professional fees were incurred to identify opportunities and reduce operational redundancies.

As the Company continues to consider each continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under GAAP, among other factors. The Company may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all.

Divestitures

The Company evaluates its portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture.  Our decision for divestiture is based upon the following criteria:

•	outlook for long-term market conditions,
•	potential impact to complimentary services or customer relationships,
•	ability to leverage infrastructure and customer base for growth,
•	potential for margin improvement,
•	current divestiture value versus future divestiture value,
•	return on invested capital, and
•	implications for ERP system implementation.

During the years ended December 31, 2018, 2017, and 2016, we recognized charges totaling $12.8 million, $9.5 million and $27.1 million, respectively, associated with the divestitures of businesses.  Details of divestitures undertaken in the years ended December 31, 2018, 2017, and 2016 can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Assets Held for Sale in the Consolidated Financial Statements.  In addition to these charges, in 2018 we incurred $7.7 million of consulting and professional fees associated with our Portfolio Rationalization efforts, primarily the review of strategic alternatives for CRS.

With the anticipated implementation of its ERP system, Stericycle will continue its strategic portfolio review with the intent of identifying additional non-strategic service lines or markets for divestiture prior to the implementation of the ERP system.

2018 10-K Annual Report	Stericycle, Inc. • 46

PART II

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation from time to time including the items detailed in Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings, in the Consolidated Financial Statements.

Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.

For the year ended December 31, 2018, we recognized $93.2 million of legal, settlement and regulatory compliance expenses, consulting and professional fees, primarily related to certain litigation matters, including the provision, net of insurance recoveries, for the proposed Securities Class Action Settlement announced on December 19, 2018.

For the year ended December 31, 2017, we recognized $327.7 million of legal, settlement and regulatory compliance expenses, consulting and professional fees, primarily related to certain litigation matters, of which $295.0 million was for the SQ Settlement.

For the year ended December 31, 2016, we recognized $7.2 million in regulatory compliance, consulting and professional fees, primarily related to certain litigation matters.

See also Item 1A. Risk Factor “We are subject to a number of pending lawsuits.”

Impairment

Impairment charges comprise the following for the years ended December 31, 2018, 2017, and 2016:

In millions
	Years Ended December 31,
	2018	2017	2016
Impairments included in COR	$17.6	$-	$-

Impairments included in SG&A	$8.9	$-	$1.4

Goodwill impairments:
Domestic CRS reporting unit	$286.3	$-	$-
Latin America reporting unit	72.4	65.0	-
Goodwill impairments	$358.7	$65.0	$-

The impairment charges included in COR for the year ended December 31, 2018 are described in Part II, Item 8. Financial Statements and Supplementary Data; Note 5 – Property, Plant And Equipment in the Consolidated Financial Statements.

As a result of our annual goodwill impairment assessment on October 1 and an interim assessment performed in the fourth quarter of 2018, we recognized total non-cash goodwill impairment charges of $358.7 million related to our Domestic CRS and Latin America reporting units.  The impairment charges are discussed further below in the Impairment section of Part II, Item 7. Management’s Discussion and

2018 10-K Annual Report	Stericycle, Inc. • 47

PART II

Analysis of Financial Condition and Results of Operations – Goodwill Impairment.  (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 6 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements).

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in the Company's plans for one or more reporting units.

Other

During the years ended December 31, 2018, 2017, and 2016, we recognized $29.1 million, $24.8 million, and $8.8 million, respectively, of consulting and professional fees related to internal control remediation activities as well as the implementation of new accounting standards which are reflected as part of SG&A on the Consolidated Statements of (Loss) Income.

For the year ended December 31, 2018, we recognized a foreign exchange loss of $3.8 million, in Other expense, net on the Consolidated Statements of (Loss) Income, related to the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy.

Capital Allocation

Stericycle aims to maintain a structured capital allocation strategy that balances investment in the business, debt reduction, and returns to shareholders.

Our capital allocation items include the following types of activities:

•	Stock issuance costs,
•	Dividends on Preferred Stock,
•	Debt modification costs in connection with related non-recurring matters,
•	Early extinguishment of debt gains and losses, and
•	Other related expenses.

We declared and paid dividends of $25.5 million, $36.3 million, and $39.4 million to the Series A Preferred Stock shareholders during the years ended December 31, 2018, 2017, and 2016, respectively.  On September 14, 2018, in accordance with their terms of issuance, all of the Series A Preferred Stock was converted into common stock and all then outstanding shares of preferred stock and the associated depositary shares were cancelled.

During the year ended December 31, 2018, we recognized $2.7 million of debt modification charges related to amending our credit agreements.  These charges have been recognized as Interest expense, net in the Consolidated Statements of (Loss) Income.

2018 10-K Annual Report	Stericycle, Inc. • 48

PART II

Tax Reform

The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017 and introduced changes including, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Company calculated the provisional impact of the Tax Act on its year end 2017 income tax benefit/provision and as a result recognized $129.8 million as an income tax benefit in the fourth quarter of 2017.  Consistent with the requirements of Staff Accounting Bulletin No. 118 (“SAB 118”), the impact was finalized during 2018, resulting in a charge of $8.8 million.  Adjustments may be necessary in future periods due to potential technical corrections to the Tax Act and/or regulatory guidance that may be issued by the U.S. Internal Revenue Service. For further discussion, see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Income Taxes in the Consolidated Financial Statements.

Results of Operations:

In millions, except per share data
	Years Ended December 31,
	2018		2017		2016		Change 2018 versus 2017		Change 2017 versus 2016
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	%	$	%
Revenues	3,485.9	100.0%	3,580.7	100.0%	3,562.3	100.0%	(94.8)	(2.6%)	18.4	0.5%
Cost of revenues	2,109.9	60.5%	2,118.2	59.2%	2,075.4	58.3%	(8.3)	(0.4%)	42.8	2.1%
Gross profit	1,376.0	39.5%	1,462.5	40.8%	1,486.9	41.7%	(86.5)	(5.9%)	(24.4)	(1.6%)
Selling, general and administrative expenses	1,178.4	33.8%	1,405.1	39.2%	1,053.1	29.6%	(226.7)	(16.1%)	352.0	33.4%
Goodwill impairment	358.7	10.3%	65.0	1.8%	-	–	293.7	451.8%	65.0	nm
(Loss) income from operations	(161.1)	(4.6%)	(7.6)	(0.2%)	433.8	12.2%	(153.5)	nm	(441.4)	(101.8%)
Interest expense, net	(106.0)	(3.0%)	(93.7)	(2.6%)	(97.8)	(2.7%)	(12.3)	13.1%	4.1	(4.2%)
Other expense, net	(8.3)	(0.2%)	(6.6)	(0.2%)	(7.9)	(0.2%)	(1.7)	25.8%	1.3	(16.5%)
(Loss) Income before income taxes	(275.4)	(7.9%)	(107.9)	(3.0%)	328.1	9.2%	(167.5)	155.2%	(436.0)	(132.9%)
Income tax benefit (expense)	29.8	0.9%	150.9	4.2%	(120.2)	(3.4%)	(121.1)	(80.3%)	271.1	(225.5%)
Net (loss) income	(245.6)	(7.0%)	43.0	1.2%	207.9	5.8%	(288.6)	nm	(164.9)	(79.3%)

nm - percentage change not meaningful

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

2018 10-K Annual Report	Stericycle, Inc. • 49

PART II

We do not track the movement of customers between the various types of regulated services we offer.  Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we analyze revenues on an aggregated basis.  We analyze our revenue growth by identifying changes related to organic growth, acquisitions, divestitures and changes due to currency exchange fluctuations.  Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period.

Year over year movements in Revenues by Service and Segment in 2018 compared to 2017, and 2017 compared to 2016 were as follows:

	In millions			Percentage Change %
	Years Ended December 31,
	2018	2017	Change	Organic	Acquisitions	Divestitures	Foreign Exchange	Change
Revenues by Service
Regulated Waste and Compliance Services	$1,932.6	$2,023.6	$(91.0)	(2.8%)	0.3%	(1.1%)	(0.9%)	(4.5%)
Secure Information Destruction Services	911.0	823.4	87.6	7.8%	2.7%	(0.4%)	0.5%	10.6%
Communication and Related Services	313.1	382.6	(69.5)	(18.2%)	0.1%	–	(0.1%)	(18.2%)
Manufacturing and Industrial Services	329.2	351.1	(21.9)	2.8%	0.2%	(5.4%)	(3.8%)	(6.2%)
Total Revenues	$3,485.9	$3,580.7	$(94.8)	(1.5%)	0.8%	(1.3%)	(0.7%)	(2.6%)

Revenues by Segment
Domestic and Canada RCS	$2,574.1	$2,551.9	$22.2	(0.1%)	1.1%	(0.1%)	–	0.9%
International RCS	655.1	707.6	(52.5)	1.9%	0.4%	(5.9%)	(3.8%)	(7.4%)
All Other	256.7	321.2	(64.5)	(20.1%)	–	–	–	(20.1%)
Total Revenues	$3,485.9	$3,580.7	$(94.8)	(1.5%)	0.8%	(1.3%)	(0.7%)	(2.6%)

	In millions			Percentage Change %
	Years Ended December 31,
	2017	2016	Change	Organic	Acquisitions	Divestitures	Foreign Exchange	Change
Revenues by Service
Regulated Waste and Compliance Services	$2,023.6	$2,063.0	$(39.4)	(1.0%)	0.3%	(0.9%)	(0.3%)	(1.9%)
Secure Information Destruction Services	823.4	747.5	75.9	7.4%	2.9%	–	(0.2%)	10.2%
Communication and Related Services	382.6	370.4	12.2	2.2%	1.3%	–	(0.2%)	3.3%
Manufacturing and Industrial services	351.1	381.4	(30.3)	(6.1%)	–	(0.8%)	(1.0%)	(7.9%)
Total Revenues	$3,580.7	$3,562.3	$18.4	0.6%	0.9%	(0.6%)	(0.3%)	0.5%

Revenues by Segment
Domestic and Canada RCS	$2,551.9	$2,508.8	$43.1	0.8%	0.8%	–	0.1%	1.7%
International RCS	707.6	751.7	(44.1)	(1.8%)	0.9%	(2.9%)	(2.1%)	(5.9%)
All Other	321.2	301.8	19.4	4.8%	1.6%	–	0.0%	6.4%
Total Revenues	$3,580.7	$3,562.3	$18.4	0.6%	0.9%	(0.6%)	(0.3%)	0.5%

2018 10-K Annual Report	Stericycle, Inc. • 50

PART II

2018 compared to 2017

On a consolidated basis revenues decreased $94.8 million, or 2.6%, in 2018 to $3.49 billion from $3.58 billion in 2017.  The decrease was largely driven by the expected declines in the SQ medical waste business and CRS, foreign exchange, and divestitures, partially offset by strong organic growth in Secure Information Destruction.

Domestic and Canada RCS revenues increased $22.2 million, or 0.9%, in 2018 to $2.57 billion from $2.55 billion in 2017.  Organic revenues declined $1.5 million, or 0.1%, as we saw declines due to the impact of SQ pricing.  This was partially offset by increases in Secure Information Destruction revenues as a result of increased pricing and related demand and pricing for recycled paper as well as organic growth from new customers and growth in Regulated Waste and Compliance revenues from retail and our larger customers.  Acquisitions contributed $27.0 million, or 1.1%, to revenues.  Divestitures, primarily related to the U.S. clean room business, reduced revenues by $3.3 million, or 0.1%.

International RCS revenue decreased $52.5 million, or 7.4%, in 2018 to $655.1 million from $707.6 million in 2017.  The increase in International RCS segment organic revenues was $13.3 million, or 1.9%.  Secure Information Destruction revenues increased as a result of increased pricing and related demand and pricing for recycled paper as well as organic growth from new customers, and the impact of the new General Data Protection Regulation laws in Europe.  We also saw increases in Medical Waste and Compliance Revenues as a result of growth in Europe.  These increases were offset by declines due to the exit from our patient transport business in the U.K. and overall economic declines in several Latin America markets.  Acquisitions in the International RCS segment contributed $2.7 million, or 0.4%, to revenues.  Divestitures related to the hazardous waste business in the U.K. and Secure Information Destruction business in South Africa reduced revenues by $41.7 million, or 5.9%.  The effect of foreign exchange rates, primarily in Latin America, unfavorably impacted international revenues in 2018 by $26.8 million, or 3.8%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

All Other revenues, related to Domestic Communication and Related Services, decreased $64.5 million, or 20.1%, in 2018 to $256.7 million from $321.2 million in 2017.  Revenues were impacted by reductions in CRS volumes due to smaller-sized recall events as compared to multiple large-sized recall events managed during 2017 and lower call volumes.

2017 compared to 2016

On a consolidated basis revenues increased $18.4 million, or 0.5%, in 2017 to $3.58 billion from $3.56 billion in 2016.

Domestic and Canada RCS revenues increased $43.1 million, or 1.7%, in 2017 to $2.55 billion from $2.51 billion in 2016.  Organic revenue growth contributed $19.0 million, or 0.8%, and acquisitions contributed $20.9 million, or 0.8%, to revenues.  Our Secure Information Destruction revenues were strong due to higher sales activity for both recurring and one-time purge services combined with higher recycling revenue.  The strengthening of the Canadian dollar had a favorable impact on 2017 revenues by $3.2 million, or 0.1%.  Revenue related to Manufacturing and Industrial services (“M&I”) experienced a decline of $19.7 million from 2016, which reduced overall organic growth by 0.9%.  This decline was due to lower activity from on-call services related to softness in the U.S. industrial market.  In addition, we have experienced pricing pressure related to our SQ regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities in the market.

2018 10-K Annual Report	Stericycle, Inc. • 51

PART II

International RCS revenue decreased $44.1 million, or 5.9%, in 2017 to $707.6 million from $751.7 million in 2016.  2017 organic revenue decline in the International RCS segment was $13.4 million, or 1.8%, primarily due to exiting certain patient transport service contracts in the U.K. and a decline in M&I revenue in our Latin American business.  Acquisitions in the International RCS segment contributed $6.4 million, or 0.9% to revenues.  Divestitures related to the sale of certain assets in the U.K. reduced revenues by $21.6 million, or 2.9%.  The net effect of acquisitions and divestitures resulted in a 2.0% decrease in revenues in 2017.  The effect of foreign exchange rates unfavorably impacted international revenues in 2017 by $15.5 million, or 2.1%, as foreign currencies declined against the U.S. dollar.

All Other revenues, related to Domestic Communication and Related Services, increased $19.4 million, or 6.4%, in 2017 to $321.2 million from $301.8 million in 2016.  Organic revenue increased $14.5 million, or 4.8%, primarily due to serving new brands across many industries and several larger non-recurring recall events in 2017.  Acquisitions contributed $4.9 million, or 1.6%.

Gross Profit:

In millions
	Years Ended December 31,
	2018		2017		2016		Change 2018 versus 2017		Change 2017 versus 2016
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	%	$	%
Gross profit	1,376.0	39.5%	1,462.5	40.8%	1,486.9	41.7%	(86.5)	(5.9%)	(24.4)	(1.6%)

Consolidated Gross profit decreased $86.5 million, or 5.9%, in 2018 to $1.38 billion from $1.46 billion in 2017.  As a percentage of revenues, consolidated Gross profit decreased to 39.5% in 2018 compared to 40.8% in 2017.  The decline in gross profit was primarily attributable to the expected impact of SQ mix and pricing, approximately $25.7 million of non-cash impairment charges incurred in the Domestic and Canada RCS and All Other reportable segments and the impact of lower volumes in CRS.  Decreases were also due to a prolonged declining market trend and cost pressures in Latin America.

Consolidated Gross profit decreased $24.4 million, or 1.6%, in 2017 to $1.46 billion from $1.49 billion in 2016.  As a percentage of revenues, consolidated Gross profit decreased to 40.8% in 2017 compared to 41.7% in 2016.  The decline in gross profit was primarily due to lower revenues from our M&I customers, which have a higher fixed cost structure, and approximately $18.0 million of non-cash fixed assets depreciation increases and write-offs.  Domestically, pricing pressure on our SQ regulated waste and compliance customers negatively impacted our gross profit as a percentage of revenues.

International gross profit is lower than domestic gross profit because our international operations have fewer small account customers, which tend to generate higher gross profit.  Historically, our international operations generate most of their revenues from large account customers, such as hospitals, publically funded healthcare organizations and government bodies. As our international revenues increase, consolidated gross profit percentages experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, integration savings, and domestic business expansions.

2018 10-K Annual Report	Stericycle, Inc. • 52

PART II

SG&A: In millions
	Years Ended December 31,
	2018		2017		2016		Change 2018 versus 2017		Change 2017 versus 2016
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	%	$	%
SG&A	1,178.4	33.8%	1,405.1	39.2%	1,053.1	29.6%	(226.7)	(16.1%)	352.0	33.4%

SG&A expenses decreased $226.7 million, or 16.1%, in 2018 to $1.18 billion from $1.41 billion in 2017.  As a percentage of revenues, SG&A decreased to 33.8% in 2018 compared to 39.2% in 2017.  The decrease was primarily attributable to lower charges associated with key strategies and significant matters, which were $395.7 million in 2018 compared to $622.4 million in 2017.  These matters are discussed above. Additionally, there were also decreases in consulting and professional fees and bad debt expense partially offset by an increase in incentive based compensation as achievement was at higher overall levels during 2018.

SG&A expenses increased $352.0 million, or 33.4%, in 2017 to $1.41 billion from $1.05 billion in 2016.  As a percentage of revenues, SG&A increased to 39.2% of revenues in 2017 compared to 29.6% in 2016.  The increase was primarily attributable to the impact of the SQ settlement and charges associated with key strategies and significant matters discussed above, which, in aggregate, contributed $337.6 million of the increase.  In addition, there were increases in consulting and professional fees, partially offset by lower compensation and bad debt expense.

Goodwill Impairment:

Goodwill impairment was $358.7 million in 2018, compared with $65.0 million in 2017.

In our Form 10-Q for the quarter ended September 30, 2018, we disclosed that we were in the process of completing the October 1 annual goodwill impairment assessment and that certain of our reporting units, including Domestic CRS and Latin America, were potentially at risk for impairment based on our preliminary review of our long range plan (“LRP”) which was in the process of being finalized. We were also evaluating recent declines in our stock price and the impact on our reconciliation of the aggregate fair values of our reporting units to our market capitalization.

We performed our annual goodwill assessment as of October 1, 2018, and we continued to update our assumptions to reflect certain business and strategic developments during the fourth quarter, which negatively impacted the estimated cash flows of certain of our reporting units and resulted in our decision to also complete an interim assessment as of December 31, 2018. The Company determined that the Domestic CRS and Latin America reporting units’ carrying values were in excess of their estimated fair values.

Factors that contributed to the estimated fair value of the reporting units being below their carrying value include:

•

For Domestic CRS we experienced a progressive decrease in revenues and operating margins in 2018 due to (i) continued declines in large recall events leading to a higher level of the uncertainty of these occurring in future periods. (ii) recall events that have a smaller number of

2018 10-K Annual Report	Stericycle, Inc. • 53

PART II

units and significantly lower revenue per event than we had experienced in recent years, and (iii) continued decline in inbound/outbound call volumes for our live voice services. We also gathered insights from our process of evaluating strategic alternatives that we initiated in 2018;

•

For Latin America we continue to experience prolonged challenges and volatility in certain of our markets due to declining market trends and cost pressures. Revenue increases in our Manufacturing and Industrial (“M&I”) business due to inflationary price increases in Argentina have been offset by the impact of currency devaluation and the continuing declines in several local economies.

These challenges were factored into updates to our forecasted cash-flow assumptions during the fourth quarter to reflect our current outlook and we made certain adjustments to the discount rates used to present value these forecasted cash-flows.  As a result of these impairment assessments, we recognized $286.3 million of non-cash goodwill impairment charges to fully impair the goodwill of our Domestic CRS reporting unit.  In addition, we recognized $72.4 million of non-cash goodwill impairment charges related to our Latin America reporting unit.  Following the impairment, the remaining Latin America reporting unit’s goodwill is $20 million.

During 2017, as a result of our annual impairment assessment of goodwill we recognized a non-cash goodwill impairment charge for our Latin America reporting unit of $65 million.

Segment Profitability: We use Adjusted EBITDA as the primary measure of profitability for each of our Reportable Segments – see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements for an explanation of this measure.  Segment profitability and a reconciliation of the total for segment profitability to (loss) income from operations for each of the years ended December 31, 2018, 2017, and 2016 respectively was as follows:

2018 10-K Annual Report	Stericycle, Inc. • 54

PART II

In millions
	Years Ended December 31,
	2018		2017		2016		Change 2018 versus 2017		Change 2017 versus 2016
	$	% of Segment Revenues	$	% of Segment Revenues	$	% of Segment Revenues	$	%	$	%
Adjusted EBITDA
Domestic and Canada RCS	782.4	30.4%	809.5	31.7%	824.9	32.9%	(27.1)	(3.3%)	(15.4)	(1.9%)
International RCS	95.6	14.6%	93.7	13.2%	93.1	12.4%	1.9	2.0%	0.6	0.6%
All Other	(133.4)	(52.0%)	(91.2)	(28.4%)	(67.2)	(22.3%)	(42.2)	46.3%	(24.0)	35.7%
Total	744.6	21.4%	812.0	22.7%	850.8	23.9%	(67.4)	(8.3%)	(38.8)	(4.6%)

Reconciliation to (Loss) income from operations:
Total Adjusted EBITDA above	744.6		812.0		850.8
Depreciation	(125.6)		(131.1)		(123.2)
Business Transformation	(82.6)		(31.3)		-
Intangible Amortization	(130.3)		(118.4)		(129.3)
Acquisition and Integration	(9.8)		(40.7)		(60.9)
Operational Optimization	(29.4)		(71.1)		(59.1)
Divestitures	(20.5)		(9.5)		(27.1)
Litigation, Settlements and Regulatory Compliance	(93.2)		(327.7)		(7.2)
Impairment	(385.2)		(65.0)		(1.4)
Other	(29.1)		(24.8)		(8.8)
(Loss) income from operations	(161.1)		(7.6)		433.8

2018 compared to 2017

Adjusted EBITDA for our Domestic and Canada RCS reportable segment decreased $27.1 million, or 3.3%, in 2018 to $782.4 million from $809.5 million in 2017.  As a percentage of Domestic and Canada RCS revenues, Adjusted EBITDA was 30.4% and 31.7%, for 2018 and 2017, respectively.  This decrease was primarily a result of the impact of lower margins caused by the expected impact of pricing on our SQ medical waste customers as well as the pricing pressures we have experienced from our SQ regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities, partially offset by the impact of Business Transformation cost savings and efficiencies.  Additionally, the overall decrease was partially offset by the benefits of increased volume and pricing on recycled paper.

Adjusted EBITDA for our International RCS reportable segment increased $1.9 million, or 2.0%, in 2018 to $95.6 million from $93.7 million in 2017.  As a percentage of International RCS revenues, Adjusted EBITDA was 14.6% and 13.2% for 2018 and 2017, respectively.  We experienced improvements in overall margins in Europe as a result of our exit from some lower margin businesses.  These improvements were partially offset by lower margins in Latin America due to a prolonged declining market trend and costs pressures.

2018 10-K Annual Report	Stericycle, Inc. • 55

PART II

Adjusted EBITDA for All Other decreased $42.2 million in 2018 to $(133.4) million from $(91.2) million in 2017.  The decrease is a result of the lower revenues in our Domestic Communication and Related Services business combined with disproportionally lower gross profits due to the higher fixed costs nature for this business.

2017 compared to 2016

Adjusted EBITDA for our Domestic and Canada RCS reportable segment decreased $15.4 million, or 1.9%, in 2017 to $809.5 million from $824.9 million in 2016.  As a percentage of Domestic and Canada RCS revenues, Adjusted EBITDA was 31.7% and 32.9% for 2017 and 2016, respectively.  The decrease was a result of lower gross profit percentage as a result of the impacts associated with M&I customers, which have a higher fixed costs structure, and SQ regulated waste and compliance pricing pressures as well as higher costs related to wages and fuel.

Adjusted EBITDA for our International RCS reportable segment increased $0.6 million, or 0.6%, in 2017 to $93.7 million from $93.1 million in 2016.  As a percentage of International RCS revenues, Adjusted EBITDA was 13.2% and 12.4% for 2017 and 2016, respectively.  The increase was a result of the impacts on gross margin and SG&A resulting from the divestiture of the lower margin patient transport business in the U.K.

Adjusted EBITDA for All Other decreased $24.0 million, or 35.7%, in 2017 to $(91.2) million from $(67.2) million in 2016.

Interest Expense, Net:  Interest expense, net increased in 2018 to $106.0 million from $93.7 million in 2017 due to an increase in the overall interest rates on our borrowings caused by an increase in the LIBOR rate and interest rate adjustments related to both our private placement notes and senior credit facility combined with an overall increase in our average outstanding debt balance primarily due to funding the SQ settlement payment of $295.0 million using amounts available on our senior credit facility.

In connection with the underlying terms, we saw an increase of 0.25% in the interest rate charged on our senior credit facility and term loan and total increases of 0.75% on the interest rates charged on our private placement notes.  We expect that the annual impact of these late 2018 interest rate increases on our Interest expense, net will be approximately $11.8 million.

Interest expense, net decreased in 2017 to $93.7 million from $97.8 million in 2016 due to a reduction of our average outstanding debt balance, partially offset by an increase in interest rates in the U.S.

Other Expense, Net: Other expense, net increased in 2018 to $8.3 million from $6.6 million in 2017, primarily due to a $3.8 million foreign exchange loss resulting from the re-measurement of our Argentinian Peso denominated net monetary assets as a result of the designation, as of July 1, 2018, of Argentina as a highly inflationary economy.

Other expense, net decreased in 2017 to $6.6 million from $7.9 million in 2016.

Income Tax Benefit (Expense):  Income tax benefit was $29.8 million in 2018 compared to $150.9 million in 2017.  The effective tax rates for the years 2018 and 2017 were 10.8% and 139.9%, respectively.  During 2017, as a result of the introduction of the Tax Act, the Company recognized an income tax benefit of $129.8 million arising from the revaluing our U.S. net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, partially offset by a one-time transition tax on our

2018 10-K Annual Report	Stericycle, Inc. • 56

PART II

unremitted foreign earnings and profits which we have elected to pay over an eight-year period, and expected foreign withholding taxes.  During 2018, in accordance with SAB 118, we recognized a charge of $8.8 million as we completed our analysis associated with the impact of the Tax Act.  In addition, in 2018 and 2017 our effective rate was also impacted by the non-deductibility of the goodwill impairments in certain jurisdictions, and valuation allowances recognized against net operating losses in several countries.

Income tax benefit was $150.9 million in 2017 compared to income tax expense of $120.2 million in 2016.  The effective tax rates for the years 2017 and 2016 were 139.9% and 36.6%, respectively.  The change in 2017 rate, when compared to 2016, was primarily due to the impact of the Tax Act discussed above, partially offset by the impact of the non-deductibility of the goodwill impairment charge recognized during the year.

Liquidity and Capital Resources

Details of the Company’s outstanding debt obligations can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt in the Consolidated Financial Statements.  The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth for at least the next twelve months.  Operating cash flows and the Company’s $1.2 billion senior credit facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, acquisitions, capital expenditures necessary to support growth and productivity improvements, including those associated with our multiyear Business Transformation.

Working Capital:  At December 31, 2018, our working capital increased $170.1 million to $14.1 million compared to a deficit of $156.0 million at December 31, 2017.

Current assets decreased $66.1 million in 2018 to $747.3 million from $813.4 million in 2017, primarily driven by a $24.5 million decrease in accounts receivable, a $26.5 million decrease in prepaid expenses and $20.8 million decrease in assets held for sale.  Days sales outstanding (“DSO”) was 63 days at December 31, 2018 and 2017.

Current liabilities decreased $236.2 million in 2018 to $733.2 million from $969.4 million in 2017, primarily due to the payment of $295.0 million related to the SQ settlement, which was funded from available capacity under our senior credit facility, partially offset by a $28.0 million increase in accrued compensation, primarily as a result of higher incentive compensation accruals in 2018 and the timing of payroll processing with respect to the year end and a $30.6 million increase in accounts payable in connection with our efforts to extend vendor terms under our Business Transformation initiatives and a temporary impact from the implementation of a purchase order system during the latter part of 2018.

Operating Cash Flows: Net cash from operating activities decreased $342.9 million, or 67.4%, in 2018 to $165.7 million from $508.6 million in 2017.  The primary drivers of this decline were the payment of the $295.0 million SQ settlement and payments related to legal and regulatory compliance and our Business Transformation initiatives.  These amounts were partially offset by lower tax payments as a result of losses generated in the year and extending vendor payment terms and a temporary impact from the implementation of a purchase order system during the latter part of 2018.

Investing Cash Flows: Net cash used in investing activities decreased $45.5 million, or 23.6%, in 2018 to $147.5 million from $193.0 million in 2017.  We used $7.8 million less cash for acquisitions in 2018 than in

2018 10-K Annual Report	Stericycle, Inc. • 57

PART II

2017 and generated an additional $24.0 million from the divestiture of businesses during 2018.  Our capital expenditures decreased by $12.2 million in 2018 and were at 3.8% and 4.0% in 2018 and 2017, respectively, as a percentage of revenues.  Higher capital expenditures are expected in 2019, principally associated with our Business Transformation initiatives.

Financing cash Flows: Net cash used in financing activities decreased $295.5 million, or 92.0%, in 2018 to $25.7 million from $321.2 million in 2017.  We funded the $295.0 million SQ settlement from available capacity under our senior credit facility resulting in net borrowings of $68.7 million during 2018 compared to net repayments of $175.6 million on our senior credit facility, private placement, and term loan facility during 2017.  We had net repayments on our other debt, including foreign debt, capital leases, and other long-term debt of $78.4 million during 2018 compared to $84.3 million during 2017.  We had preferred share repurchases of $17.2 million in 2018 compared to $34.2 million in 2017.  Dividends of $25.5 million and $36.3 million were paid during 2018 and 2017, respectively, to holders of our Series A Preferred Stock.  In accordance with the terms of issue the Series A Preferred Stock was converted to common stock in September 2018 – see Part II, Item 8. Financial Statements and Supplementary Data; Note 14 – Preferred Stock in the Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments at December 31, 2018:

Payments due by period (in millions)
	Total	2019	2020-2021	2022-2023	2024 and After
Long term debt (1)	2,758.4	225.2	593.5	1,933.4	6.3
Capital leases (1)	20.3	4.1	6.9	3.8	5.5
Unrecorded Obligations:
Interest on long term debt	368.3	98.2	185.4	84.7	-
Interest on capital leases	3.6	1.4	1.2	0.6	0.4
Non-cancelable operating lease obligations	491.9	107.0	161.4	94.8	128.7
Estimated unconditional purchase obligations	46.9	21.3	25.6	-	-
Total contractual cash obligations	$3,689.4	$457.2	$974.0	$2,117.3	$140.9

(1)

These amounts represent the scheduled principal payments related to our long-term debt and capital leases, excluding interest. Included in amounts due in 2019 is $125 million related to a private placement note for which the Company has the ability and intent to refinance (see Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt in the Consolidated Financial Statements).

Payments for unrecognized tax benefits are excluded from contractual obligations.  Based on the uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.

We had elected to pay our $23.5 million transition tax liability over eight years.  We are in a net receivable position with the U.S. Internal Revenue Service (“IRS”). As the amounts become due they will be offset with the amounts on deposit with the IRS.

2018 10-K Annual Report	Stericycle, Inc. • 58

PART II

Environmental liabilities are not presented above but are accrued on an undiscounted basis and are associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated but the timing of such payments is not fixed and determinable (see Part II, Item 8. Financial Statements and Supplementary Data; Note 11 – Commitments and Contingencies in the Consolidated Financial Statements).

As of December 31, 2018, we had $63.1 million of stand-by letters of credit outstanding against our senior credit facility and a further $52.2 million of stand-by letters of credit outstanding against another facility, $63.7 million of surety bonds, and $19.5 million of bank guarantees.  The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits.  The surety bonds are used for performance guarantees.  Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.

We anticipate that our operating cash flows, together with additional borrowings available under our senior unsecured credit facility, will be sufficient to meet our anticipated future operating expenses, strategic initiatives such as Business Transformation, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.  The Company’s most critical accounting policies are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and those policies that have a material impact on the financial condition or operating performance of the Company.  Part II, Item 8. Financial Statements and Supplementary Data; Note 1 – Basis of Presentation and Summary of Significant Accounting Polices in the Consolidated Financial Statements provides a detailed description of all of our material accounting policies, however the Company has identified the following as its most critical accounting policies and estimates.

Revenue Recognition:  The Company’s revenue recognition policy is detailed in Part II, Item 8. Financial Statements and Supplementary Data; Note 1 – Basis of Presentation and Summary of Significant Accounting Polices in the Consolidated Financial Statements.

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

2018 10-K Annual Report	Stericycle, Inc. • 59

PART II

provision has been adequate.  Allowance for doubtful accounts was $71.9 million and $65.2 million as of December 31, 2018 and 2017, respectively.

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

Goodwill: Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable tangibles of a business acquired. Goodwill is not subject to

2018 10-K Annual Report	Stericycle, Inc. • 60

PART II

amortization but is subject to evaluation for impairment annually as of October 1 or when an indicator of impairment exists.

We used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including discounted cash flows (“DCF”)) and validated using a market approach with the involvement of a third party valuation specialist.  The Company's reporting units are: Domestic Healthcare Compliance Services, Domestic Shred-it, Domestic CRS, Domestic Environmental Solutions, Canada, Europe, Asia Pacific and Latin America. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures, and cost efficiencies.  Future acquisitions are not included in the expected future cash flows.  We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  We then reconcile the calculated fair values to our market capitalization.  The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than its carrying value, we recognize an impairment charge in the amount that the carrying value exceeds the fair value.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units.  Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term growth rates, operating margin, including, selling, general and administrative expense rates, working capital, capital expenditures, allocation of shared or corporate items, among other factors.  These estimates are based on internal current operating plans and long-term forecasts for each reporting unit.  These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate.  The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit and also include a company specific risk premium.  The market value comparisons of fair value require the selection of appropriate peer group companies.  In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.

We performed our annual goodwill assessment as of October 1, 2018, and we continued to update our assumptions to reflect certain business and strategic developments during the fourth quarter, which negatively impacted the estimated cash flows of certain of our reporting units and resulted in our decision to also complete an interim assessment as of December 31, 2018.

The outcome of the goodwill impairment assessments are discussed further above in the Goodwill Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Goodwill Impairment.  (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 6 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements).

A measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit's fair value exceeds their respective carrying value. Subsequent to the impairment charges incurred through December 31, 2018, the amount of fair value in excess of carrying value based on reporting unit specific risk premiums considered during the fourth quarter impairment

2018 10-K Annual Report	Stericycle, Inc. • 61

PART II

assessments is as follows: for the Domestic reporting units by no less than ten percent and as much as approximately ninety percent, for the International reporting units, other than Latin America, by no less than twenty five percent and as much as approximately sixty percent. For the Latin America reporting unit, a future reduction in fair value may result in additional impairment charges after consideration of changes in carrying value at the time of the impairment assessment.  We performed sensitivity analysis on our estimated fair values as of December 31 2018, noting that a 50 basis point increase in the discount rate or a 50 basis point reduction in the long-term growth rate would not result in impairments, except for an incremental impairment charge for our Latin America reporting unit of approximately $7 million or $4 million, respectively. Following the impairment charges incurred through December 31, 2018, the Domestic CRS and Latin America reporting units have recorded goodwill, remaining of zero and $20 million, net of accumulated impairment, respectively.

The use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit.  Generally, changes in DCF estimates would have a similar effect on the estimated fair value of the reporting unit.  We believe that the estimated fair value used in measuring the impairment was based on reasonable assumptions but future changes in the underlying assumptions could differ due to the inherent judgment in making such estimates.

Other Identifiable Intangible Assets: Indefinite life intangibles are also not subject to amortization but are assessed for impairment in the same manner as goodwill. Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment must then be made.  One factor in our determination of whether to use the qualitative approach is the time elapsed since the last assessment using the quantitative approach.

We have determined that our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore they are not amortized.  In the fourth quarter of 2018, the Company performed its annual impairment test on indefinite lived intangibles, other than goodwill, using the qualitative approach for certain assets and the quantitative approach for the remaining assets. The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management.

Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations.  In future measurements of fair value, adverse changes in assumptions could result in impairments of goodwill or other intangible assets that would require non-cash charges and may have a material effect on our financial condition and operating results.

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives from 5 to 25 years based upon the type of customer.  We have non-compete covenant intangibles with useful lives from 5 to 14 years. We also have tradename intangibles with useful lives from 4 to 40 years.

We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2018, the

2018 10-K Annual Report	Stericycle, Inc. • 62

PART II

Company performed its annual assessment of the useful life of its finite-lived intangibles.  The Company updated the useful life of its customer relationship intangibles as a result of analyzing recent quantitative and qualitative observations in the market and factors impacting our business.  The change in estimate will be accounted for prospectively.  The weighted average remaining life was adjusted from approximately 10.9 to 9.2 years to reflect the new estimated useful lives.  We estimate that there will be an approximately 5-10% increase to annual amortization expense.

Environmental Remediation Liabilities:  Our environmental remediation liabilities primarily include costs associated with remediating air, groundwater, surface water, soil contamination, and applicable legal costs.  To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, and the apportionment of responsibility among the potentially responsible parties (“PRPs”) and the financial viability of those PRP’s.  We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we contracted with or owned the site.  Next, we review the same information with respect to other named and unnamed PRPs.  Estimates of the cost for the likely remediation are then either developed using our internal resources or by third party environmental engineers or other service providers. (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 11 – Commitments and Contingencies in the Consolidated Financial Statements).

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies.  The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.  Actual operating results in future years could differ from our current assumptions, judgments and estimates.  However, we believe that it is more likely than not that most of the deferred tax assets recognized on our Consolidated Balance Sheets will ultimately be realized.  We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.  At December 31, 2018, the valuation allowance of $35.3 million was related to foreign net operating losses and tax deductible goodwill that we are not expected to realize.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes.  We may recognize a tax benefit only if it is more likely than not the tax position will be sustained

2018 10-K Annual Report	Stericycle, Inc. • 63

PART II

on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At December 31, 2018, our estimated gross unrecognized tax benefits were $64.7 million, of which $61.8 million, if recognized, would favorably impact our future earnings.  Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

In accordance with SAB 118, the Company calculated, with the involvement of a third party tax specialist its provisional tax impact of the Tax Act on its year end 2017 income tax provision and as a result recognized an income tax (benefit) of ($129.8) million in the fourth quarter of 2017, the period in which the legislation was enacted.  During the allowed measurement period, the Company completed its analysis and recognized adjustments, resulting in a charge of $8.8 million, to the 2017 provisional amount during 2018.

The Tax Act also establishes global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations.  The Company could elect that its accounting policy will be to recognize deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal or to recognize taxes on GILTI as an expense in the period incurred and chose to report on the basis that the taxes on GILTI will be recognized in tax expense in the year it is incurred as a period expense.

For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Income Taxes in the Consolidated Financial Statements.

Insured and Self-Insured Claims:  We have retained a significant portion of the risks related to our employee benefit, auto/fleet, general liability and workers’ compensation claims programs.  The exposure for unpaid claims and associated expenses, including incurred but not reported losses, are based on third party actuarial valuations and internal estimates.  The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from our assumptions used.  Estimated recoveries associated with our insured claims are recognized as assets when we believe that the receipt of such amounts is probable.

Stock Based Compensation:  We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award or on the fair value of the liabilities incurred.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period) for date vesting awards.  Performance based awards are recognized consistent with performance metrics and Accounting Standards Codification Section 718 Compensation – Stock Compensation.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The grant-date fair value of incentive stock options (“ISOs”) and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  Option-pricing models (Black Scholes) include assumptions that are evaluated by a third party valuation specialist and evaluated and approved by the Vice President and Treasurer based on historical experience, current company trends and comparative analysis to industry trends.  If an equity award is modified after the grant date, incremental

2018 10-K Annual Report	Stericycle, Inc. • 64

PART II

compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Restricted shares (“RSUs”) awarded to an employee and Performance-based restricted stock units (“PSUs”) awarded are measured at its fair value, once the related performance criteria have been established, which is the same amount for which a similarly restricted share would be issued to third parties.  A non-vested equity share unit awarded to an employee is measured at its fair value as if it were vested and issued on the grant date.

Forfeitures are accounted for as they occur.

For further detail, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Stock Based Compensation in the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and foreign currency rates.

We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities.  We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments.  Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $15.6 million on a pre-tax basis.

We have exposure to foreign currency fluctuations.  We have subsidiaries in 20 foreign countries whose revenues and expenses are denominated in local currency and who use local currency denominated lines of credit for their funding needs.  We translate results of operations of our international operations using an average exchange rate.  We have quantified and described the impact of foreign currency translation on our revenues.  We estimate, that based upon the amounts reported by individual countries during the year ended December 31, 2018 and prevailing exchange rates at that date a 1% devaluation of all the functional currencies of each of our foreign businesses would result in a reduction of approximately $0.5 million in the Net (loss) income attributable to Stericycle, Inc. reported in our Consolidated Statements of (Loss) Income.

In addition, Argentina is classified as a highly inflationary economy, resulting in foreign exchange gains and losses arising from the translation of our Argentinian peso denominated net monetary assets being recognized in net income.  The foreign exchange loss recognized for the year ended December 31, 2018, was $3.8 million.  On an ongoing basis, we estimate that, based on our Argentinian Peso denominated net monetary asset position as of December 31, 2018, we will record additional exchange losses of approximately $0.1 million for each 1% devaluation from the December 31, 2018 Argentinian Peso rate of exchange versus the U.S. dollar.

2018 10-K Annual Report	Stericycle, Inc. • 65

PART II

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an adverse opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Chicago, Illinois

February 28, 2019

2018 10-K Annual Report	Stericycle, Inc. • 66

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

In millions, except per share data
	Years Ended December 31,
	2018	2017	2016
Revenues	$3,485.9	$3,580.7	$3,562.3
Cost of revenues	2,109.9	2,118.2	2,075.4
Gross profit	1,376.0	1,462.5	1,486.9
Selling, general and administrative expenses	1,178.4	1,405.1	1,053.1
Goodwill impairment	358.7	65.0	-
(Loss) Income from operations	(161.1)	(7.6)	433.8
Other income (expense):
Interest income	0.6	0.3	-
Interest expense	(106.6)	(94.0)	(97.8)
Other expense, net	(8.3)	(6.6)	(7.9)
(Loss) Income before income taxes	(275.4)	(107.9)	328.1
Income tax benefit (expense)	29.8	150.9	(120.2)
Net (loss) income	(245.6)	43.0	207.9
Net loss (income) attributable to noncontrolling interests	0.9	(0.6)	(1.6)
Net (loss) income attributable to Stericycle, Inc.	(244.7)	42.4	206.3
Mandatory convertible preferred stock dividend	(25.5)	(36.3)	(39.4)
Gain on repurchase of preferred stock	16.9	17.3	11.3
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(253.3)	$23.4	$178.2
(Loss) Earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(2.91)	$0.27	$2.10
Diluted	$(2.91)	$0.27	$2.08
Weighted average number of common shares Outstanding:
Basic	87.1	85.3	84.9
Diluted	87.1	85.6	85.6

See accompanying Notes to Consolidated Financial Statements.

2018 10-K Annual Report	Stericycle, Inc. • 67

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

(LOSS) INCOME

In millions
	Years Ended December 31,
	2018	2017	2016
Net (loss) income	$(245.6)	$43.0	$207.9

Other comprehensive (loss) income:
Foreign currency translation adjustments	(80.3)	80.5	(86.7)
Amortization of cash flow hedge into income, net of tax expense ($0.4, $0.7, and $0.8 for the years ended December 31, 2018, 2017, and 2016, respectively)	1.0	1.0	1.1
Change in fair value of cash flow hedge, net of tax expense (benefit) ($0.0, $0.0, and $0.0) for the years ended December 31, 2018, 2017, and 2016, respectively)	-	0.3	0.2
Total other comprehensive (loss) income	(79.3)	81.8	(85.4)

Comprehensive (loss) income	(324.9)	124.8	122.5
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.9)	1.8	1.2
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(323.0)	$123.0	$121.3

See accompanying Notes to Consolidated Financial Statements.

2018 10-K Annual Report	Stericycle, Inc. • 68

PART II

STERICYCLE, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share data
	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$34.3	$42.2
Accounts receivable, less allowance for doubtful accounts of $71.9 in 2018 and $65.2 in 2017	599.6	624.1
Prepaid expenses	50.0	76.5
Other current assets	63.4	49.8
Assets held for sale	-	20.8
Total Current Assets	747.3	813.4
Property, plant and equipment, less accumulated depreciation of $678.1 in 2018 and $603.2 in 2017	743.5	741.0
Goodwill	3,222.2	3,604.0
Intangible assets, less accumulated amortization of $499.9 in 2018 and $392.5 in 2017	1,637.7	1,791.5
Other assets	104.8	38.4
Total Assets	$6,455.5	$6,988.3
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$104.3	$119.5
Bank overdraft	14.8	7.0
Accounts payable	225.8	195.2
Accrued liabilities	340.8	588.1
Other current liabilities	47.5	54.5
Liabilities held for sale	-	5.1
Total Current Liabilities	733.2	969.4
Long-term debt, net	2,663.9	2,615.3
Deferred income taxes	307.3	371.1
Long-term tax payable	83.3	55.8
Other liabilities	70.7	68.1
Total Liabilities	3,858.4	4,079.7

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, 0.0 and 0.7 issued and outstanding in 2018 and 2017, respectively (see Note 14)	-	-
Common stock (par value $.01 per share, 120.0 shares authorized, 90.7 and 85.5 issued and outstanding in 2018 and 2017, respectively)	0.9	0.9
Additional paid-in capital	1,162.6	1,153.2
Retained earnings	1,789.2	2,029.5
Accumulated other comprehensive loss	(365.3)	(287.0)
Total Stericycle, Inc.’s Equity	2,587.4	2,896.6
Noncontrolling interests	9.7	12.0
Total Equity	2,597.1	2,908.6
Total Liabilities and Equity	$6,455.5	$6,988.3

See accompanying Notes to Consolidated Financial Statements.

2018 10-K Annual Report	Stericycle, Inc. • 69

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(245.6)	$43.0	$207.9
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	125.6	131.1	123.2
Amortization	130.3	118.4	129.3
Stock-based compensation expense	24.1	21.3	20.5
Deferred income taxes	(34.1)	(290.2)	7.1
Asset impairment charges and loss (gain) on disposal of assets held for sale	418.9	112.2	28.5
Other, net	3.8	(6.7)	1.0
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	3.6	17.1	(43.1)
Prepaid expenses	(15.6)	(33.9)	(1.2)
Accounts payable	9.3	22.9	5.2
Accrued liabilities	(238.5)	363.0	28.5
Other assets and liabilities	(16.1)	10.4	53.9
Net cash from operating activities	165.7	508.6	560.8
INVESTING ACTIVITIES:
Capital expenditures	(130.8)	(143.0)	(136.2)
Payments for acquisitions, net of cash acquired	(44.7)	(52.5)	(63.9)
Proceeds from divestitures of businesses	25.2	1.2	2.1
Other, net	2.8	1.3	2.4
Net cash from investing activities	(147.5)	(193.0)	(195.6)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(64.5)	(62.1)	(89.2)
Proceeds from foreign bank debt	12.1	13.3	76.2
Repayment of foreign bank debt	(17.8)	(31.9)	(84.1)
Proceeds from term loan	-	50.0	-
Repayment of term loan	(47.5)	(100.0)	(250.0)
Repayment of private placement of long-term note	-	(175.0)	-
Proceeds from senior credit facility	1,657.2	1,739.1	1,464.9
Repayment of senior credit facility	(1,541.0)	(1,689.7)	(1,393.3)
Proceeds from (repayment of) bank overdrafts, net	8.7	2.4	(13.6)
Payments of capital lease obligations	(8.2)	(3.6)	(5.3)
Payments of deferred financing costs	(1.7)	(2.7)	(0.6)
Payments for repurchase of common stock	-	-	(40.8)
Proceeds from issuance of common stock, net of shares withheld for tax	20.1	10.2	37.5
Payments for repurchase of mandatory convertible preferred stock	(17.2)	(34.2)	(30.9)
Dividends paid on mandatory convertible preferred stock	(25.5)	(36.3)	(39.4)
Payments to noncontrolling interests	(0.4)	(0.7)	(8.2)
Net cash from financing activities	(25.7)	(321.2)	(376.8)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	3.6	0.2
Net change in cash and cash equivalents	(7.9)	(2.0)	(11.4)
Cash and cash equivalents at beginning of year	42.2	44.2	55.6
Cash and cash equivalents at end of year	$34.3	$42.2	$44.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$30.1	$16.5	$44.2
Accrued capital expenditures	$30.8	$5.0	$6.2
Interest paid during the year, net of capitalized interest	$93.7	$84.2	$88.8
Income taxes paid during the year, net of refunds	$26.4	$128.9	$111.5

See accompanying Notes to Consolidated Financial Statements.

2018 10-K Annual Report	Stericycle, Inc. • 70

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of January 1, 2016	0.8	$-	84.9	$0.8	$1,143.0	$1,868.7	$(282.6)	$18.0	$2,747.9
Net income						206.3		1.6	207.9
Currency translation adjustment							(86.3)	(0.4)	(86.7)
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options and employee stock purchases, net			0.7	-	44.8				44.8
Repurchase and cancellation of treasury stock			(0.4)	-		(40.8)			(40.8)
Repurchase and cancellation of convertible preferred stock	(0.1)	-			(42.2)	11.3			(30.9)
Preferred stock dividend						(39.4)			(39.4)
Stock compensation expense					20.5				20.5
Payments to noncontrolling interest					0.4			(8.6)	(8.2)
Balance as of December 31, 2016	0.7	-	85.2	0.8	1,166.5	2,006.1	(367.6)	10.6	2,816.4
Net income						42.4		0.6	43.0
Currency translation adjustment							79.3	1.2	80.5
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options, RSU vesting and employee stock purchases, net			0.3	0.1	17.2				17.3
Repurchase and cancellation of convertible preferred stock	0.0	-			(51.5)	17.3			(34.2)
Preferred stock dividend						(36.3)			(36.3)
Stock compensation expense					21.3				21.3
Reduction to noncontrolling interests due to additional ownership					(0.3)			(0.4)	(0.7)
Balance as of December 31, 2017	0.7	-	85.5	0.9	1,153.2	2,029.5	(287.0)	12.0	2,908.6
Net loss						(244.7)		(0.9)	(245.6)
Currency translation adjustment							(79.3)	(1.0)	(80.3)
Change in qualifying cash flow hedge, net of tax							1.0		1.0
Issuance of common stock for exercise of options, RSU vesting and employee stock purchases, net			0.5	-	19.4				19.4
Repurchase and cancellation of convertible preferred stock	(0.1)	-			(34.1)	16.9			(17.2)
Conversion of convertible preferred stock to common stock	(0.6)	-	4.7	-					-
Preferred stock dividend						(25.5)			(25.5)
Stock compensation expense					24.1				24.1
Payments to noncontrolling interest					-			(0.4)	(0.4)
Cumulative effect of new accounting standard (see Note 1)						13.0			13.0
Balance as of December 31, 2018	0.0	$-	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1

See accompanying Notes to Consolidated Financial Statements.

2018 10-K Annual Report	Stericycle, Inc. • 71

PART II

STERICYCLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Unless the context requires otherwise, “Company”, “Stericycle”, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company provides regulated and compliance services, which include the collection and processing of regulated and specialized waste for disposal, the collection of personal and confidential information for secure destruction, recall and returns (“Expert Solutions”), and communication services.

We were incorporated in 1989 and today serve a diverse customer base across all 50 states of the United States (“U.S.”), Puerto Rico, and 21 other countries.

For further information on the Company’s business, segments and services, see Part I, Item 1. Business and Note 17 – Segment Reporting.

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

Revenue from Contracts with Customers: In accordance with ASU No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these good or services.  Revenue is recognized net of revenue-based taxes assessed by governmental authorities.

2018 10-K Annual Report	Stericycle, Inc. • 72

PART II

The Company provides regulated and compliance services, which include the collection and processing of regulated and specialized waste for disposal, the collection of personal and confidential information for secure destruction, and Expert Solutions, and communication services.  The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.

The Company recognizes revenue by applying the right to invoice practical expedient as our right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for our Medical Waste Solutions and Secure Information Destruction Services are recognized upon waste collection.  Our Compliance Solution revenues are recognized over the contractual service period.  Revenues from Hazardous Waste Solutions and Manufacturing and Industrial Services are recognized at the time the waste is received by a facility with an appropriate permit, either our processing facility or a third party.  Revenues from communication services and Expert Solutions are recognized as the services are performed. Revenues from recycling of shredded paper are recognized upon delivery.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded when billed or when goods or services are provided.  The carrying value of our receivables is presented net of an allowance for doubtful accounts.  We estimate our allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  Past-due receivable balances are written off when our internal collection efforts have been exhausted.

No single customer accounts for more than approximately 1.0% of our accounts receivable or approximately 1.1% of total revenues.  During the year ended December 31, 2018, 2017, and 2016, bad debt expense was $24.9 million, $32.3 million, and $41.8 million, respectively.

Contract Liability:  We record a contract liability when cash payments are received or due in advance of our services being performed which is classified as current in Other current liabilities on the Consolidated Balance Sheets since the amounts are earned within a year.  Substantially all our contract liabilities outstanding as of December 31, 2017 (presented as deferred revenues on the Consolidated Balance Sheets prior to the adoption of ASC 606) were recognized as revenues during 2018.  The contract liability at December 31, 2018 was $15.0 million, the substantial portion of which is expected to be recognized as revenue during 2019.

Contract Acquisition Costs: Incremental direct costs of obtaining a contract, which primarily represent sales incentives, are deferred and amortized to Selling, general and administrative expenses (“SG&A”) over the estimated period of benefit to be derived from the cost.

Cash and Cash Equivalents:  We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.  Cash equivalents are carried at cost.

Financial Instruments:  Our financial instruments consist of cash and cash equivalents, accounts receivable and payable, derivatives, and long-term debt.  Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable.  Credit risk on trade receivables is minimized as a result of the large size of our customer base, low concentration and the performance of ongoing credit evaluations of our customers.  We also maintain allowances for potential credit losses.

2018 10-K Annual Report	Stericycle, Inc. • 73

PART II

Property, Plant and Equipment:  Property, plant and equipment is stated at cost. Expenditures for software purchases and software developed for internal use are capitalized and included in Software. For software developed for internal use, external direct costs for materials and services and certain internal payroll and related fringe benefit costs are capitalized as the costs of computer software developed or obtained for internal use.

Depreciation and amortization, which includes the depreciation of assets recorded under capital leases, is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	2 to 40 years
Machinery and equipment	2 to 30 years
Containers	2 to 20 years
Vehicles	2 to 10 years
Office equipment and furniture	2 to 20 years
Software	2 to 10 years

Upon completion and deployment costs associated with the Enterprise Resource Planning system will be amortized over an estimated useful life of 10 years.

Capitalized Interest:  We capitalize interest incurred associated with projects under construction for the duration of the asset construction period.  During the years ended December 31, 2018 and 2017, we capitalized interest of $2.9 million and $1.6 million, respectively.  No amounts were capitalized in 2016.

Goodwill and Other Identifiable Intangible Assets:  Goodwill represents the excess of the purchase price and related costs over the fair value assigned the net tangible and identifiable tangibles of business acquired.  Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long and Indefinite- Lived Assets:

•

Property and Equipment and Intangible Assets (definite-lives), Net:  Long-lived assets, such as property, plant and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value.  If an impairment is identified, a loss is recognized equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted.  Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any.  When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value.  Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

•

Intangible Assets (indefinite-lives), Net:  Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment must then be made.  One determination on whether to use the qualitative approach is the time since the last quantitative approach.  In the fourth quarter of 2018, the Company performed its annual impairment test on indefinite lived intangibles, other than

2018 10-K Annual Report	Stericycle, Inc. • 74

PART II

goodwill using the qualitative approach for certain assets and the quantitative approach for the remaining assets.
•

Goodwill: Goodwill is tested for impairment at least annually as of October 1 of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

We used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including discounted cash flows (“DCF”)) and validated using a market approach with the involvement of a third party valuation specialist. The Company's reporting units are:  Domestic Healthcare Compliance Services, Domestic Secure Information Destruction, Domestic CRS, Domestic Environmental Solutions, Canada, Europe, Asia Pacific and Latin America. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures, and cost efficiencies.  Future acquisitions are not included in the expected future cash flows.  We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  We then reconcile the calculated fair values to our market capitalization.  The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than its carrying value, we recognize an impairment charge in the amount that the carrying value exceeds the fair value.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units.  Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term growth rates, operating margin, including SG&A expense rates, working capital, capital expenditures, allocation of shared or corporate items, among other factors.  These estimates are based on internal current operating plans and long-term forecasts for each reporting unit.  These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate.  The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit and also include a Company specific risk premium.  The market value comparisons of fair value require the selection of appropriate peer group companies.  In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.

The use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit.  Generally, changes in DCF estimates would have a similar effect on the estimated fair value of the reporting unit.  We believe that the estimated fair value used in measuring the impairment was based on reasonable assumptions but future changes in the underlying assumptions could differ due to the inherent judgment in making such estimates.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity

2018 10-K Annual Report	Stericycle, Inc. • 75

PART II

markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in the Company's plans for one or more reporting units.

For further discussion see Note 6 – Goodwill and Other Intangible Assets.

Long-lived assets or disposal groups classified as held for sale are valued at the lower of their carrying amount or fair value less estimated selling costs.  Long-lived assets are not depreciated or amortized while classified as held for sale.

Insurance:  Our insurance for workers’ compensation, auto/fleet, property and employee-related health care benefits is obtained using high deductible insurance policies.  A third-party administrator is used to process all such claims.  We accrue these liabilities based upon the claim reserves established by the third-party administrator, operating under our oversight, at the end of each reporting period.  Accruals include an estimate for claims incurred but not yet reported.  Our workers compensation and auto/fleet and employee health insurance benefit liability is based on our historical claims experience.

Restructuring Charges:  Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination.  Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.  Contract termination costs are recognized when contracts are terminated or when we cease to use the leased facility and no longer derive economic benefit from the contract.  All other exit costs are expensed as incurred.  For further discussion, see Note 4 – Restructuring, Divestitures, and Assets Held For Sale.

Stock-Based Compensation:  The Company recognizes stock-based compensation expense based on the estimate grant-date fair value for all stock-based awards which include stock options, restricted stock units, and performance stock units.  Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest.  We present stock-based compensation expense within the Consolidated Statements of (Loss) Income based on the classification of the respective employees' cash compensation.  For further discussion, see Note 13 – Stock Based Compensation.

Income Taxes:  We are subject to income taxes in both the U.S. and numerous foreign jurisdictions.  We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.  Significant judgments are required in order to determine the realizability of these deferred tax assets.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.  Tax liabilities are recognized when, in management’s judgment, a tax position does not meet the more likely than not (i.e. a likelihood of more than fifty percent) threshold for recognition.  For tax positions that meet the more likely than not threshold, a tax liability may still be recognized depending on management’s assessment of how the tax position will ultimately be settled.  The Company records

2018 10-K Annual Report	Stericycle, Inc. • 76

PART II

interest and penalties on unrecognized tax benefits in the provision for income taxes.  For further discussion, see Note 9 – Income Taxes.

Lease and Asset Retirement Obligations:  The Company classifies leases at their inception as either operating or capital leases and may receive renewal or expansion options, rent holidays, and leasehold improvement or other incentives on certain lease agreements.  The Company recognizes operating lease costs on a straight-line basis, taking into account adjustments for free or escalating rental payments and deferred payment terms.  Additionally, lease incentives are accounted for as a reduction of lease costs over the lease term.  Rent expense associated with operating lease obligations that relate to the delivery of our services is presented in Cost of revenues (“COR”) and the remaining is classified within SG&A on the Consolidated Statements of (Loss) Income.  The Company excludes the portion of executory costs connected with the leased asset for the purposes of determining minimum lease payments under Accounting Standard Codification section 840 “Leases” (“ASC 840”).  Minimum lease payments made under capital leases are apportioned between interest expense and a reduction of the related capital lease obligations, which are classified within Accrued liabilities and Current portion of long-term debt on the Consolidated Balance Sheets.

The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease.  Such assets are amortized over the lease term, and the recognized liabilities are accreted to the future value of the estimated retirement costs.  The related amortization and accretion expenses are presented within COR if the leased asset is used in the delivery of our services and the remaining expenses are presented within SG&A on the Consolidated Statements of (Loss) Income.

Foreign Currency:  Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period, and income statement accounts are translated at the average rates during the period.  Related translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.  Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity’s functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other expense, net on the Consolidated Statements of (Loss) Income.

Highly Inflationary Economy:  Effective July 1, 2018, as a result of the three-year cumulative inflation exceeding 100%, Argentina was classified as a highly inflationary economy.  Accordingly, the Company recognized, in Other expense, net, a foreign exchange loss of $3.8 million, during the year ended December 31, 2018, arising from the re-measurement of our Argentinian peso denominated net monetary assets.

Nonmonetary assets, liabilities and related expenses are measured using historical exchange rates and do not fluctuate with changes in the local exchange rate.

Reclassifications:  There were no material reclassifications during the current year.

2018 10-K Annual Report	Stericycle, Inc. • 77

PART II

New Accounting Standards:

Adoption of New Accounting Standards

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method to all contracts that were not completed as of the date of adoption. The results of operations for reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605 “Revenue Recognition”, which is also referred to herein as “legacy U.S. GAAP” or historical guidance.

The impact of adopting ASC 606 relates to (i) the deferral of certain costs associated with obtaining contracts with customers, which were previously expensed as incurred, but under the new guidance are capitalized as Other current assets and Other assets and amortized to SG&A over the expected period of benefit to be received, (ii) the write off of deferred installation costs, which were capitalized, as Prepaid expenses under legacy U.S. GAAP but will be expensed as incurred under ASC 606 and (iii) an increase in Deferred income tax liabilities with respect to the tax impact associated with these items.  We recognized a net increase to Retained earnings of $13.0 million as of January 1, 2018 for the cumulative effect of adopting ASC 606.  This was comprised of $22.9 million associated with the capitalization of contract acquisition costs offset by a $4.9 million write off of deferred installation costs and $5.0 million to recognize Deferred income tax liabilities.

The impact to (Loss) Income from operations from the adoption of ASC 606 was a decrease in SG&A of $8.8 million for the year ended December 31, 2018.

Definition of a Business

Effective January 1, 2018, the Company adopted ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in ASU 2017-01 provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements.  The guidance in ASU 2017-01 was applied in evaluating the transactions discussed in Note 3 – Acquisitions, but did not otherwise impact the accompanying Consolidated Financial Statements.  Due to the number of acquisitions the Company completes in any year, there may be instances where the acquisition will be determined to be an acquisition of assets instead of a business.  The Company expects that a majority of acquisitions completed in any year will meet the definition of a business under ASU 2017-01 and that there will not be a material impact to our Consolidated Financial Statements.

2018 10-K Annual Report	Stericycle, Inc. • 78

PART II

Intra-Entity Transfers of Assets Other Than Inventory

On January 1, 2018, the Company adopted the guidance in ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”).  ASU 2016-16 requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party.  The Company’s adoption of ASU 2016-16 did not have an impact on the accompanying Consolidated Financial Statements.

Compensation – Stock Compensation

On January 1, 2018, the Company adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”).  ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The Company’s adoption of ASU 2017-09 did not have an impact on the accompanying Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  The amended guidance, which is effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases.  Disclosure of key information about leasing arrangements will also be required.  The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.  These practical expedients must be elected as a package and consistently applied.  The Company has elected to apply the package of practical expedients upon adoption.

The Company has identified its leases or other contracts impacted by the new standard and is in the process of (i) finalizing the implementation of a software solution to manage and account for leases under the new standard and (ii) updating its business processes and related policies, systems and controls to support recognition and disclosure under the new standard.

In connection with the adoption of this standard, the Company expects it will record right-of-use assets, primarily related to buildings and vehicles, amounting to approximately $390.0 million for contracts that contain operating leases.  We currently do not expect the amended guidance to have any other material impacts on our financial statements.

2018 10-K Annual Report	Stericycle, Inc. • 79

PART II

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends the hedge accounting recognition and presentation requirements with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions.  In addition, ASU 2017-12 makes improvements to simplify the application of the hedge accounting guidance.  ASU 2017-12 is effective for us on January 1, 2019, with early adoption permitted.  The Company does not expect the adoption to materially impact our Consolidated Financial Statements.

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments.  ASU 2016-13 replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates.  The amended guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019.  We are evaluating the impact on our Consolidated Financial Statements.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Goodwill and Other Intangibles- Internal Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software.  The accounting for any hosting contract is unchanged. ASU 2018-15 is effective for us on January 1, 2020 with early adoption permitted, including adoption in any interim period.  We are evaluating the impact on our Consolidated Financial Statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company provides regulated and compliance services, which include the collection and processing of regulated and specialized waste for disposal, the collection of personal and confidential information for secure destruction, Expert Solutions, and communication services.  The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.

Our customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g. weekly, monthly or on an as needed basis over the contract term.  Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate or fees based on contractual rates depending upon measures including the volume, weight and type of waste, number and size of bins collected, weight and type of shredded paper, type of recall service and number of call minutes.

Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g. monthly or quarterly, or as services are performed and are generally due within a short period of time

2018 10-K Annual Report	Stericycle, Inc. • 80

PART II

after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

Disaggregation of Revenues

The following table presents our revenues disaggregated by service and primary geographical regions, for the year ended December 31, 2018, and includes a reconciliation of disaggregated revenue to revenue reported by our reportable segments, Domestic and Canada Regulated Waste and Compliance Services (“RCS”) and International RCS:

In millions
	Year ended December 31, 2018
Reportable Segment	Domestic and Canada RCS		International RCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$1,142.4	$39.6	$250.8	$185.7	$-	$1,618.5
Secure Information Destruction Services	712.6	65.7	120.7	12.0	-	911.0
Hazardous Waste Solutions	314.1	-	-	-	-	314.1
Manufacturing and Industrial Services	247.8	22.6	16.9	41.9	-	329.2
Communication Services	-	17.3	18.4	-	148.4	184.1
Expert Solutions	-	12.0	8.7	-	108.3	129.0
Total	$2,416.9	$157.2	$415.5	$239.6	$256.7	$3,485.9

Contract Liabilities

The contract liability at December 31, 2018 and 2017 was $15.0 million and $17.9 million, respectively. The balance in contract liability as of December 31, 2017 was recognized as revenue during the year ended December 31, 2018.

Contract Acquisition Costs

We had $8.5 million and $23.3 million of contract acquisition costs, included in Other current assets and Other assets, respectively, on the Consolidated Balance Sheets as of December 31, 2018.  During the year ended December 31, 2018, we amortized $6.9 million of sales incentives to SG&A. Contract acquisition costs are amortized to SG&A over a weighted average life of 6.3 years.

NOTE 3 – ACQUISITIONS

Acquisitions

During the years ended December 31, 2018, 2017, and 2016, the Company completed 21, 30, and 31 acquisitions, respectively.  The acquisitions completed during 2018 each met the definition of a business in ASU 2017-01.  All of the acquisitions detailed below are considered to be complementary to our existing operations and fit with our growth strategy.  All were accounted for as business combinations under the applicable guidance.

2018 10-K Annual Report	Stericycle, Inc. • 81

PART II

The following table summarizes the locations and services of acquisitions by year:

2018 Acquisitions		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication and Related Services
United States	21	2	19	-
Total	21	2	19	-

2017 Acquisitions		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication and Related Services
United States and Canada	22	2	19	1
International	8	5	3	-
Total	30	7	22	1

2016 Acquisitions		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication and Related Services
United States and Canada	21	5	15	1
International	10	6	4	-
Total	31	11	19	1

The results of operations of these acquired businesses have been included in the Consolidated Statements of (Loss) Income from the date of the acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.

The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the years ended December 31, 2018, 2017, and 2016:

In millions
	2018	2017	2016
Cash	$44.8	$52.9	$55.4
Promissory notes	30.0	25.3	40.9
Deferred consideration	0.6	1.1	4.1
Contingent consideration	-	0.1	1.0
Total purchase price	$75.4	$79.4	$101.4

The fair value of consideration transferred in a business combination is allocated to the net tangible and intangible assets assumed at the acquisition date, with the remaining unallocated amount recognized as goodwill.  The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, pending completion of certain intangible asset valuations and finalization of the opening balance sheet.

The following table summarizes the preliminary purchase price allocations for current year acquisitions and adjustments to purchase price allocations for prior year acquisitions.  As of December 31, 2018, purchase accounting had been completed for all of our acquisitions that closed prior to July 1, 2018.

2018 10-K Annual Report	Stericycle, Inc. • 82

PART II

In millions
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$7.0	$5.2	$12.2
Intangibles	34.0	10.2	44.2
Goodwill	32.2	(17.6)	14.6
Other assets and liabilities, net	2.2	1.6	3.8
Total purchase price allocation	$75.4	$(0.6)	$74.8

During the year ended December 31, 2018, we recognized an increase in the estimated fair value of acquired customer relationships from current year and prior year acquisitions of $33.5 million, and $9.1 million, respectively, excluding the effect of foreign currency translation, with amortizable lives of 10 to 25 years.

NOTE 4 – RESTRUCTURING, DIVESTITURES, AND ASSETS HELD FOR SALE

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

We anticipate we will incur approximately $20.0 million of employee termination charges in connection with Business Transformation of which $8.0 million and $1.0 million is expected to impact our Domestic and Canada RCS and International reportable segments, respectively, with the remaining $11.0 million impacting All Other, see Note 17 – Segment Reporting.

2018 10-K Annual Report	Stericycle, Inc. • 83

PART II

During the year ended December 31, 2018, we incurred $3.7 million, of employee termination charges related to Business Transformation.  The Domestic and Canada RCS and International RCS reportable segments incurred $3.0 million and $0.3 million, respectively, with the remaining $0.4 million impacting All Other. These amounts were fully paid as of December 31, 2018.

In addition, during the year ended December 31, 2018, we incurred non-cash impairment charges of $9.1 million, of which $7.4 million related to software and $0.3 million related to other long-term assets in the Domestic and Canada RCS reportable segment, was included in COR and $1.4 million related to All Other, was included in SG&A, see Note 5 – Property Plant and Equipment.

During the fourth quarter of 2017, we incurred employee termination charges of $11.5 million and non-cash impairment charges of $2.4 million related to software.  Our Domestic and Canada RCS and International RCS reportable segments incurred $5.5 million and $3.3 million, respectively, with the remaining $5.1 million impacting All Other.  The remaining liability of $2.2 million at December 31, 2017, was paid in the first quarter of 2018.

Other Restructuring Charges

During the year ended December 31, 2018, we recognized, in SG&A, employee termination benefits of approximately $1.3 million, associated with reductions in headcount undertaken as part of non-Business Transformation related Operational Optimization.  The charges were incurred primarily within our All Other reporting segment and were paid by the end of the fourth quarter of 2018.

There could be additional initiatives in the future to further streamline our operations.  As such, the Company expects to record further charges related to workforce reductions and/or facility rationalization when those initiatives become probable and the related charges are estimable.

Divestitures

The Company incurred the following non-cash impairment charges and gains or losses, which are included in SG&A in the Consolidated Statements of (Loss) Income, associated with divestitures executed during each of the years ended December 31, 2018, 2017, and 2016, respectively:

In millions
	2018	2017	2016
Domestic and Canada RCS Segment
Non-cash impairment charges	$6.9	$-	$-
Total Domestic and Canada RCS charges	6.9	-	-
International RCS Segment
Non-cash impairment charges	4.2	6.8	25.5
Losses on divestiture of businesses in the U.K.	1.7	5.7	1.6
Gain on divestiture of South Africa business	-	(3.0)	-
Total International RCS charges	5.9	9.5	27.1
Total	$12.8	$9.5	$27.1

2018 10-K Annual Report	Stericycle, Inc. • 84

PART II

The details associated with each of these amounts are as follows:

Domestic and Canada RCS Segment:

In 2018, we completed, as part of our portfolio rationalization, the sale of our non-core clean room business realizing proceeds of $17.0 million.  We recognized non-cash impairment charges related to goodwill ($5.8 million) and customer list intangibles ($0.5 million) and a reduction in the fair value of net assets ($0.6 million) in connection with reclassifying the assets and liabilities as held for sale.

International RCS Segment:

In 2018, we completed the sale of our hazardous waste business in the U.K. for consideration of approximately $11.5 million of which $8.2 million was received in cash and $3.3 million is held in escrow, subject to release upon renewal of a lease held by the sold business.  Prior to sale, we had recognized non-cash impairment charges in connection with reclassifying the assets and liabilities as held for sale and subsequent changes in the fair value of these assets of $4.2 million, $6.8 million and $3.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In 2017, we sold certain assets and liabilities in South Africa for proceeds of $7.3 million, resulting in a gain of $3.0 million.

In 2017, we sold certain assets associated with our patient transport business in the U.K. for proceeds of $1.2 million, resulting in a net loss of $5.7 million.  Non-cash impairment charges of $21.7 million were recognized in 2016 when the business was initially classified as held for sale.

In the fourth quarter of 2016, we sold certain assets in the U.K. for proceeds of $0.8 million, resulting in a loss on sale of $1.6 million.

Assets and Liabilities Held for Sale

As of December 31, 2017, certain of our international operations met the criteria to be classified as held for sale.  This business was subsequently sold in 2018, (see Divestitures above).

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet at December 31, 2017:

In millions
2017
Total current assets	$7.7
Fixed assets	8.5
Goodwill	1.6
Intangibles	2.6
Other assets	0.4
Assets held for sale	$20.8

Total current liabilities	$4.7
Deferred income taxes	0.4
Liabilities held for sale	$5.1

2018 10-K Annual Report	Stericycle, Inc. • 85

PART II

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

Subsequent Event

On February 28, 2019, the Company announced that it had closed on an agreement for the divestiture of the U.K.-based texting business that had been part of Communication and Related Services.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2018 and 2017 consisted of the following:

In millions
	2018	2017
Land and improvements	$63.8	$66.2
Building and improvements	243.5	227.6
Machinery and equipment	345.4	348.2
Vehicles	178.9	173.3
Containers	296.6	261.3
Office equipment and furniture	126.8	146.3
Software and Enterprise Resource Planning system	65.1	40.8
Construction in progress	101.5	80.5
Total property, plant and equipment	1,421.6	1,344.2
Less: accumulated depreciation	(678.1)	(603.2)
Property, plant and equipment, net	$743.5	$741.0
The net book value of assets held under capital lease was $22.5 million and $11.2 million as of December 31, 2018 and 2017, respectively.  The majority of these assets were included in building and improvements, machinery and equipment, and vehicles.

During the year ended December 31, 2018, we recognized $33.1 million of non-cash impairment charges related to software and other property plant and equipment.  The charges were recognized in and related to the following reportable segments:

In millions
	Year Ended December 31, 2018
	Domestic and Canada RCS	International RCS	All Other	Total
Included in COR
Software	$7.4	$-	$17.6	$25.0
Other property plant and equipment	0.3	-	-	0.3
Total included in COR	7.7	-	17.6	25.3
Included in SG&A
Software	1.0	-	1.4	2.4
Other property plant and equipment	0.3	5.1		5.4
Total included in SG&A	1.3	5.1	1.4	7.8
Total impairments	$9.0	$5.1	$19.0	$33.1

The non-cash impairment charges related to software were in connection with our evolving future information systems strategy, including the implementation of a global ERP system and it’s impact on

2018 10-K Annual Report	Stericycle, Inc. • 86

PART II

currently deployed software as well as rationalization of applications used within each reportable segment.  The non-cash impairment charges related to other property, plant and equipment were as a result of the rationalization of our operations.

During 2017, we recognized non-cash impairment charges in SG&A of $7.3 million, related to property, plant and equipment, due to rationalizing certain of our operations, primarily in the International RCS segment.  There were no property, plant and equipment impairments in 2016.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, by reportable segment and for the “All Other” category, were as follows:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Balance as of January 1, 2017	$2,811.8	$498.4	$280.8	$3,591.0
Goodwill acquired during year	36.9	4.9	4.7	46.5
Purchase accounting adjustments	(10.1)	1.2	1.5	(7.4)
Impairments during the year	-	(65.0)	-	(65.0)
Impairments related to disposition and held for sale (see Note 4)	-	(7.1)	-	(7.1)
Changes due to foreign currency fluctuations	11.6	34.4	-	46.0
Balance as of December 31, 2017	2,850.2	466.8	287.0	3,604.0
Goodwill acquired during year	32.2	-	-	32.2
Purchase accounting adjustments	(16.9)	-	(0.7)	(17.6)
Impairments during the year		(72.4)	(286.3)	(358.7)
Impairments related to disposition and held for sale (see Note 4)	(5.8)	-	-	(5.8)
Changes due to foreign currency fluctuations	(11.3)	(20.6)	-	(31.9)
Balance as of December 31, 2018	$2,848.4	$373.8	$-	$3,222.2

Accumulated non-cash impairment charges by segment as of December 31, 2018 and 2017 were as follows:

In millions
	2018	2017
International RCS	$137.4	$65.0
All Other	286.3	-
Total	$423.7	$65.0

In our Form 10-Q for the quarter ended September 30, 2018, we disclosed that we were in the process of completing the October 1 annual goodwill impairment assessment and that certain of our reporting units, including Domestic CRS and Latin America, were potentially at risk for impairment based on our preliminary review of our long range plan (“LRP”) which was in the process of being finalized.  We were also evaluating recent declines in our stock price and market capitalization and the impact on our reconciliation of the aggregate fair values of our reporting units to our market capitalization.

2018 10-K Annual Report	Stericycle, Inc. • 87

PART II

We performed our annual goodwill assessment as of October 1, 2018, and we continued to update our assumptions to reflect certain business and strategic developments during the fourth quarter, which negatively impacted the estimated cash flows of certain of our reporting units and resulted in our decision to also complete an interim assessment as of December 31, 2018. The Company determined that the Domestic CRS and Latin America reporting units’ carrying values were in excess of their estimated fair values.

Factors that contributed to the estimated fair value of the reporting units being below their carrying value include:

•

For Domestic CRS we experienced a progressive decrease in revenues and operating margins in 2018 due to (i) continued declines in large recall events leading to a higher level of the uncertainty of these occurring in future periods. (ii) recall events that have a smaller number of units and significantly lower revenue per event than we had experienced in recent years, and (iii) continued decline in the volume of inbound/outbound call volumes for our live voice services. We also gathered insights from our process of evaluating strategic alternatives that we initiated in 2018;

•

For Latin America we continue to experience prolonged challenges and volatility in certain of our markets due to declining market trends and cost pressures. Revenue increases in our Manufacturing and Industrial (“M&I”) business due to inflationary price increases in Argentina have been offset by the impact of currency devaluation and the continuing declines in several local economies.

These challenges were factored into updates to our forecasted cash-flow assumptions during the fourth quarter to reflect our current outlook and we made certain adjustments to the discount rates used to present value these forecasted cash-flows. As a result of these impairment assessments, we recognized $286.3 million of non-cash goodwill impairment charges to fully impair our Domestic CRS reporting unit. In addition, we recognized $72.4 million of non-cash goodwill impairment charges related to our Latin America reporting unit.  Following the impairment, the remaining Latin America reporting unit’s goodwill is $20 million.

We performed our annual goodwill assessment, as of October 1, 2017 and evaluated the impact of prolonged declining market trends in Latin America and continued softness in the Company’s Manufacturing and Industrial regional hazardous waste business.  Our estimated cash flows were updated to reflect these challenging conditions in Latin America and, as a result of the impairment assessment, we recognized a $65.0 million non-cash goodwill impairment charge.  The impairment charge recognized was the amount by which the carrying value of the Latin America reporting unit exceeded its fair value.

The fair value of reporting units, used in both the annual and any interim goodwill impairment assessments are classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates.  The fair value methodology is described further in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.

Current year adjustments to goodwill for certain prior year acquisitions are primarily due to the finalization of intangible asset valuations among other opening balance sheet adjustments.

2018 10-K Annual Report	Stericycle, Inc. • 88

PART II

Other Intangible Assets:

At December 31, 2018 and 2017, the values of other intangible assets were as follows:

In millions
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,591.5	$492.0	$1,099.5	$1,613.4	$381.4	$1,232.0
Covenants not-to-compete	5.1	3.2	1.9	7.9	5.9	2.0
Tradenames	3.9	1.2	2.7	6.0	1.8	4.2
Other	12.3	3.5	8.8	17.0	3.4	13.6
Indefinite lived intangibles:
Operating permits	212.5	-	212.5	222.3	-	222.3
Tradenames	312.3	-	312.3	317.4	-	317.4
Total	$2,137.6	$499.9	$1,637.7	$2,184.0	$392.5	$1,791.5

The changes in the carrying amount of intangible assets since January 1, 2017 were as follows:

In millions
Total
Balance as of January 1, 2017	$1,862.0
Intangible assets acquired during the year	28.2
Valuation adjustments for prior year acquisitions	7.9
Reclassification to assets held for sale	(2.6)
Impairments during the year	(21.0)
Amortization during the year	(118.4)
Changes due to foreign currency fluctuations	35.4
Balance as of December 31, 2017	1,791.5
Intangible assets acquired during the year	34.0
Valuation adjustments for prior year acquisitions	10.2
Reclassification to assets held for sale	(14.4)
Impairments during the year	(16.0)
Amortization during the year	(130.3)
Changes due to foreign currency fluctuations	(37.3)
Balance as of December 31, 2018	$1,637.7

Our indefinite-lived intangible assets include operating permits and certain tradenames.  We have determined that our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore they are not amortized. We perform our annual impairment test as of October 1.

During 2018, 2017, and 2016, we recognized non-cash impairment charges of $16.0 million, $21.0 million, and $1.4 million, respectively.  The non-cash impairment charges recognized during the year ended December 31, 2018 included $10.3 million related to customer relationship and permit intangibles, which were impaired as a result of actual and forecasted business declines.  The remaining non-cash impairment charges incurred during the year ended December 31, 2018 and the charges in the year ended December

2018 10-K Annual Report	Stericycle, Inc. • 89

PART II

31, 2017 were recognized due to rationalizing certain operations across all segments and were recognized in the following reportable segments:

In millions
	2018	2017	2016
Domestic and Canada RCS	$0.5	$3.1	$-
International RCS	15.5	12.1	1.4
All Other	—	5.8	-
Total Customer Relationships and Operating Permits	16.0	21.0	1.4

Our finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method with each category having a weighted average remaining useful life as follows:

In years
	Estimated useful lives	Weighted average remaining useful lives
Customer relationships	5-25	9.2
Covenants not-to-compete	5-14	2.9
Tradenames	4-40	17.6
Landfill air rights	5-26	13.4

We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2018, the Company performed its annual assessment of the useful life of its finite-lived intangibles.  The Company updated the useful life of its customer relationship intangibles as a result of analyzing recent quantitative and qualitative observations in the market and factors impacting our business.  The change in estimate will be accounted for prospectively and there will be an approximately 5-10% increase to annual amortization expense going forward.

During the years ended December 31, 2018, 2017, and 2016, our aggregate intangible asset amortization expense was $130.3 million, $118.4 million, and $129.3 million, respectively.

Our estimated intangible asset amortization expense for each of the next five years (based upon foreign exchange rates at December 31, 2018) is as follows for the years ended December 31:

In millions
2019	$140.2
2020	139.1
2021	137.1
2022	135.0
2023	132.3

2018 10-K Annual Report	Stericycle, Inc. • 90

PART II

NOTE 7 – ACCRUED LIABILITIES AND OTHER LONG TERM LIABILITIES

Accrued liabilities consisted of the follow at December 31:

In millions
	2018	2017
Accrued compensation	$80.0	$52.0
Accrued self-insurance	72.8	77.9
Accrued taxes	42.3	41.2
Accrued interest	14.7	13.6
Accrued small quantity medical waste customer class action legal settlement	-	295.0
Accrued professional services liabilities	40.1	34.3
Accrued disposal and landfill liabilities	15.9	13.2
Accrued liabilities – other	75.0	60.9
Total accrued liabilities	$340.8	$588.1

Other long term liabilities consisted of the following at December 31:

In millions
	2018	2017
Contingent consideration	$7.5	$7.8
Environmental liabilities	28.2	25.1
Asset retirement obligations	19.1	18.2
Other long term liabilities	15.9	17.0
Total other long term liabilities	$70.7	$68.1

NOTE 8 – DEBT

Long-term debt consisted of the following at December 31:

In millions
	2018	2017
$1.2 billion senior credit facility, due in 2022	$583.3	$471.7
$950 million term loan, due in 2022	902.5	950.0
$125 million private placement notes, due in 2019	125.0	125.0
$225 million private placement notes, due in 2020	225.0	225.0
$150 million private placement notes, due in 2021	150.0	150.0
$125 million private placement notes, due in 2022	125.0	125.0
$200 million private placement notes, due in 2022	200.0	200.0
$100 million private placement notes, due in 2023	100.0	100.0
$150 million private placement notes, due in 2023	150.0	150.0
Promissory notes and deferred consideration, weighted average maturity of 2.74 and 2.9 years for 2018 and 2017	120.9	155.9
Foreign bank debt, weighted average maturity of 1.9 years for 2018 and 1.7 years for 2017	76.7	85.2
Obligations under capital leases	20.3	9.4
Total debt	2,778.7	2,747.2
Less: current portion of total debt	104.3	119.5
Less: unamortized debt issuance costs	10.5	12.4
Long-term portion of total debt	$2,663.9	$2,615.3

2018 10-K Annual Report	Stericycle, Inc. • 91

PART II

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At December 31, 2018, we were in compliance with all of our financial debt covenants.  Our senior credit facility, term loan, and private placement notes rank pari passu to each other and all other unsecured debt obligations.

The weighted average interest rates on long-term debt, excluding capital leases, as of December 31, 2018 and 2017 were as follows:

	2018	2017
$1.2 billion senior credit facility, due in 2022	3.77%	2.55%
$1.0 billion term loan, due in 2022	4.07%	2.83%
$125 million private placement notes, due in 2019	3.43%	2.68%
$225 million private placement notes, due in 2020	5.22%	4.47%
$150 million private placement notes, due in 2021	3.64%	2.89%
$125 million private placement notes, due in 2022	4.01%	3.26%
$200 million private placement notes, due in 2022	3.47%	2.72%
$100 million private placement notes, due in 2023	3.54%	2.79%
$150 million private placement notes, due in 2023	3.93%	3.18%
Promissory notes and deferred consideration	1.79%	1.49%
Foreign bank debt	5.81%	6.11%

During the second quarter of 2018, in accordance with the amended terms (see below), the Company triggered an increase of 0.5% in the interest rates charged on the private placement notes.  During the third quarter of 2018, in accordance with the amended terms (see below), the Company triggered an increase of 0.25% applicable to the interest rate charged on the senior credit facility.  During the fourth quarter of 2018 in accordance with the amended terms (see below), the Company triggered an increase of 0.25% applied to the interest rates charged on the private placement notes.

Amounts committed to outstanding letters of credit and the unused portion of our senior credit facility as of December 31, 2018 and 2017 were as follows:

In millions
	2018	2017
Outstanding letters of credit under Senior Credit Facility	$63.1	$130.8
Unused portion of the Revolving Credit Facility	553.6	597.5

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

The obligations under the Credit Agreement are unsecured.  The Credit Agreement contained a financial covenant to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 at the end of any fiscal quarter, which could have been increased to 4.00 to 1.00 for up to two consecutive quarters in any fiscal quarter ending on or before September 30, 2018, at the Company’s option, if following the settlement payment with

2018 10-K Annual Report	Stericycle, Inc. • 92

PART II

respect to the small quantity (“SQ”) customer class action lawsuit (see Note 19 – Legal Proceedings), and if the Consolidated Leverage Ratio, on a pro forma basis, is greater than 3.50 to 1.00.  The Company exercised this option during the third quarter of 2018.  The Credit Agreement matures on November 17, 2022.

The Company entered into amendments to the Credit Agreement and the various note purchase agreements associated with the private placement notes, during the year ended December 31, 2018, as follows:

•

An amendment, dated March 23, 2018, which changed the definition of EBITDA (as defined in the credit agreements), to allow for certain add-backs, up to a maximum of $200.0 million on a trailing twelve month basis, related to cash charges associated with Business Transformation, operational optimization and litigation matters, to the calculation of EBITDA for debt covenant compliance purposes.

The amendment also provided, under certain circumstances, for the adjustment to the interest rates charged on the senior credit facility and term loan and the private placement notes.

•	An amendment, dated November 15, 2018 that applies only to the Credit Agreement, which amended the covenant with respect to permitted acquisitions and dispositions.
•

An amendment, dated December 19, 2018, which increases the allowable Consolidated Leverage Ratio to 4.00 to 1.00 and continues to allow the $200.0 million of add backs for any quarter ending before December 31, 2019.  The add back is extended through the first quarter of 2020 to allow up to a maximum of $90.0 million of aggregate expenses incurred through December 31, 2019 to be added back.  In addition, the amendment requires that the Consolidated Leverage Ratio not be greater than 3.75 to 1.00 for any fiscal quarter ending after December 31, 2019.

In addition to the above, the interest rate charged on the private placement notes is subject to adjustment as follows:

a)

If at the end of any fiscal quarter the Unadjusted Consolidated Leverage Ratio (prior to taking into effect the add-backs discussed above) exceeds 3.75 to 1.00 the per annum interest rate applicable to each series of notes shall increase by 0.50% (the “Adjusted Leverage Elevated Interest Rate”)

b)

If at the end of any fiscal quarter ending on or before March 31, 2020, the unadjusted Consolidated Leverage Ratio exceeds 3.75 to 1.00 the per-annum interest rate applicable to each series of notes shall be increased as follows (the “Unadjusted Leverage Elevated Interest Rate”):

i.	if the Company has a rating of BBB+ or better by S&P (or an equivalent rating by another rating agency) then the Unadjusted Leverage Elevated Interest Rate will be an additional 0.50%,
ii.	if the Company has a rating of BBB by S&P (or an equivalent rating by another rating agency) then the Unadjusted Leverage Elevated Interest Rate will be an additional 0.75%,
iii.	if the Company has a rating of BBB- by S&P (or an equivalent rating by another rating agency) then the Unadjusted Leverage Elevated Interest Rate will be an additional 1.25%,
iv.	if the Company has a rating of BB+ or worse by S&P (or an equivalent rating by another rating agency) then the Unadjusted Leverage Elevated Interest Rate will be an additional 2.00%

2018 10-K Annual Report	Stericycle, Inc. • 93

PART II

c)	The Adjusted Leverage Elevated Interest Rate and Unadjusted Leverage Elevated Interest rate are not cumulative with each other and only the greater of the two increases will apply at any given time.

The Company accounted for each of these refinancings as modifications and as a result recognized, during the year ended December 31, 2018, $2.8 million of debt modification charges to interest expense.

The Company has the ability and intends to use some of the availability under the revolving credit facility to refinance the $125 million private placement notes due in 2019, and accordingly has presented the balance of these notes within the long-term portion of total debt as of December 31, 2018.  The amount is however presented as part of payments due in 2019 in the table below.

Payments due on long-term debt, excluding capital lease obligations, during each of the five years subsequent to December 31, 2018 are as follows:

In millions
2019	$225.2
2020	342.2
2021	251.3
2022	1,678.6
2023	254.8
Thereafter	6.3
Total	$2,758.4

Minimum future lease payments under capital leases are as follows:

In millions
2019	$5.4
2020	5.6
2021	2.6
2022	2.3
2023	2.1
Thereafter	5.9
Total minimum lease payments	23.9
Less: amounts representing interest	(3.6)
Present value of net minimum lease payments	20.3
Less: current portion included in current portion of long-term debt	(4.1)
Long-term obligations under capital leases	$16.2

NOTE 9 – INCOME TAXES

The U.S. and International components of (loss) income before income taxes (benefit) expense consisted of the following for the years ended December 31, 2018, 2017, and 2016:

In millions
	2018	2017	2016
United States	$(189.1)	$(9.6)	$381.1
Foreign	(86.3)	(98.3)	(53.0)
Total (loss) income before income taxes	$(275.4)	$(107.9)	$328.1

2018 10-K Annual Report	Stericycle, Inc. • 94

PART II

Significant components of our income tax benefit (expense) for the years ended December 31, 2018, 2017, and 2016 are as follows:

In millions
	2018	2017	2016
Current
United States – federal	$-	$(107.0)	$(102.0)
United States - state and local	(0.4)	(10.0)	(11.6)
Foreign	(8.5)	(7.1)	(10.6)
	(8.9)	(124.1)	(124.2)
Deferred
United States – federal	24.4	256.1	(19.1)
United States - state and local	11.2	9.8	2.5
Foreign	3.1	9.1	20.6
	38.7	275.0	4.0
Total benefit (expense)	$29.8	$150.9	$(120.2)

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	4.2%	3.9%	1.5%
Foreign tax rates	4.2%	(2.7%)	2.1%
Permanent - other items	0.5%	(2.1%)	0.8%
Permanent - goodwill impairment	(9.1%)	(12.0%)	-
U.S. Tax Reform Act	(3.2%)	120.3%	-
Valuation allowance	(7.5%)	(4.6%)	2.1%
Stock-based compensation	1.2%	(0.6%)	(1.8%)
Other	(0.5%)	2.7%	(3.1%)
Effective tax rate	10.8%	139.9%	36.6%

Our deferred tax liabilities and assets at December 31, 2018 and 2017 were as follows:

In millions
	2018	2017
Deferred tax liabilities:
Property, plant and equipment	$(68.9)	$(56.4)
Goodwill and intangibles	(395.1)	(490.0)
Other	(22.7)	(17.2)
Total deferred tax liabilities	(486.7)	(563.6)
Deferred tax assets:
Accrued liabilities	84.4	141.2
Net operating tax loss carry-forwards	88.9	38.3
Sec 163j carry-forward	13.4	-
Other	39.9	38.6
Less: valuation allowance	(35.3)	(16.1)
Total deferred tax assets	191.3	202.0
Net deferred tax liabilities	$(295.4)	$(361.6)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate

2018 10-K Annual Report	Stericycle, Inc. • 95

PART II

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

In accordance with SAB 118 and our understanding of the Tax Act and guidance available, the Company calculated the provisional estimate of the tax impact of the Tax Act on its year end 2017 income tax benefit/provision and as a result recognized an income tax (benefit) of ($129.8) million in the fourth quarter of 2017, the period in which the legislation was enacted.  The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the related expected foreign withholding taxes on such earnings are reflected in the table below.

The net tax benefit recognized during the year ended December 31, 2017, related to the Tax Act was as follows:

In millions
Remeasurement of net deferred tax liabilities due to enacted rate reduction	$167.7
Section 965 transition tax on foreign earnings	(24.3)
Foreign withholding taxes on such earnings	(13.6)
Net tax benefit from the Tax Act	$129.8

During the year ended December 31, 2018, we adjusted the provisional amounts recognized as of December 31, 2017 for the one-time transition tax, deferred taxes and foreign withholding taxes.  These adjustments resulted in a net charge to the tax provision of $8.8 million. As of December 31, 2018, our accounting for the various elements of the Tax Act is complete. Adjustments may be necessary in future periods due to potential technical corrections to the Tax Act and/or regulatory guidance that may be issued by the U.S. Internal Revenue Service.

Beginning in fiscal 2019, the Tax Act also establishes a provision known as global intangible low-taxed income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries.  The Company has made an accounting policy election to treat GILTI taxes as a current period expense.

Prior to the enactment of the Tax Act, the Company treated the undistributed earnings from foreign subsidiaries as indefinitely reinvested.  The Company continues to assert permanent reinvestment in its first tier subsidiaries, but lifts the assertion on deferred foreign earnings that were taxed under the Tax Act on lower tier subsidiaries.  A withholding tax accrual has been recorded where appropriate.  The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested.  A determination of the unrecognized deferred taxes related to these other components of our outstanding basis difference is not practicable to calculate.

At December 31, 2018, the net operating loss carry-forwards from both foreign and domestic operations are approximately $350.3 million and certain of these net operating loss carry-forwards began to expire in 2021.  The tax benefit of these net operating losses is approximately $88.9 million at December 31, 2018, on which a valuation allowance of $24.9 million was recognized offsetting such tax benefit.

We file income tax returns in the United States, in various states and in certain foreign jurisdictions.

2018 10-K Annual Report	Stericycle, Inc. • 96

PART II

With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2012.  The U.S. Internal Revenue Service has completed its audit of our 2014 corporate income tax return and made no changes to our reported tax.

The Company has recognized liabilities to cover certain uncertain tax positions.  Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions.  During the course of examinations by various taxing authorities, proposed adjustments may be asserted.  The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary.  The estimated amount of the liability associated with the Company’s uncertain tax positions that may significantly increase or decrease within the next twelve months cannot be reasonably estimated.

The total amount of unrecognized tax benefit at December 31, 2018 is $64.7 million.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is approximately $61.8 million.  We recognized interest and penalties related to income tax reserves in the amount of $0.8 million, $0.3 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, as a component of income tax expense.

The following table summarizes the aggregate changes in unrecognized tax benefits during the years ended December 31, 2018 and 2017:

In millions
Unrecognized tax positions as of January 1, 2017	$26.7
Gross increases - tax positions in prior periods	0.7
Gross increases - current period tax positions	5.1
Settlement	(0.5)
Lapse of statute of limitations	(4.6)
Unrecognized tax positions as of December 31, 2017	27.4
Gross increases - tax positions in prior periods	1.1
Gross increases - current period tax positions	43.5
Settlement	(2.0)
Lapse of statute of limitations	(5.3)
Unrecognized tax positions as of December 31, 2018	$64.7

The table above includes amounts that relate to uncertain tax positions from acquired companies.  Purchase agreements to acquire the stock of a target generally provide that the seller is liable for and has indemnified the Company against all income tax liabilities for periods prior to the acquisition.  The Company will be responsible for unrecognized tax benefits and related interest and penalties for periods after the acquisition.

The Company is considering a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the small quantity customer class action settlement on the Company’s 2018 tax return. The Company may request a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service related to the treatment of this item. Once the PFA is settled any positive income tax benefit resulting from the PFA will be recognized at that time.

The Company has established a long term receivable and an amount within the unrecognized tax positons above to reflect its estimate of the potential refund should its claim be successful. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

2018 10-K Annual Report	Stericycle, Inc. • 97

PART II

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

At December 31, 2018 and 2017, we recognized a $0.3 million and a $0.4 million, respectively, asset related to the fair value, established using Level 2 inputs, of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets.  The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

Our contingent consideration liabilities, recorded using Level 3 inputs, in total and the amounts classified as Other current liabilities and Other liabilities were as follows as of December 31:

In millions
	2018	2017
Other current liabilities	$2.8	$4.6
Other liabilities (see Note 7)	7.5	7.8
Total contingent consideration	$10.3	$12.4

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

2018 10-K Annual Report	Stericycle, Inc. • 98

PART II

If the financial performance measures were all fully met, our maximum aggregate liability would be $13.4 million at December 31, 2018.  Contingent consideration liabilities are reassessed each reporting period and are reflected on the Consolidated Balance Sheets as part of Other current liabilities and Other liabilities.

Changes to contingent consideration are reflected in the table below:

In millions
Contingent consideration as of January 1, 2017	$24.1
Increase due to current year acquisitions	0.1
Purchase accounting adjustments	(9.6)
Decrease due to payments	(1.5)
Change in fair value reflected in SG&A	(0.4)
Other	(0.3)
Contingent consideration as of December 31, 2017	12.4
Increase due to current year acquisitions	-
Purchase accounting adjustments	(0.4)
Decrease due to payments	(1.3)
Change in fair value reflected in SG&A	0.2
Foreign exchange fluctuations	(0.6)
Contingent consideration as of December 31, 2018	$10.3

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions or the re-measurement of assets resulting in impairment charges.  See Note 3 – Acquisitions, Note 4 – Restructuring, Divestitures, and Assets Held for Sale, and Note 6 Goodwill And Other Intangible Assets for further discussion of the fair value of assets and liabilities associated with Acquisitions and Assets Held for Sale.

Fair Value of Debt: At December 31, 2018 and 2017, the estimated fair value of the Company’s debt obligations, using Level 2 inputs, compared to the carrying amount was as follows:

In billions
	2018	2017
Fair value of debt obligations	$2.75	$2.74
Carrying value of debt obligations	2.78	2.75

The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, accounts payable and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value, using Level 3 inputs.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

We record a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated.  We accrue environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable

2018 10-K Annual Report	Stericycle, Inc. • 99

PART II

and can be reasonably estimated, but the timing of such payments is not fixed and determinable.  Such accruals are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations.  Our liability for environmental remediation is included on the Consolidated Balance Sheets in current liabilities within Accrued liabilities and in noncurrent liabilities within Other liabilities see Note 7 – Accrued Liabilities And Other Long term Liabilities.

At December 31, 2018 and 2017, the total environmental remediation liabilities recognized were $33.5 million and $30.8 million, respectively, of which $5.3 million and $5.7 million, respectively, were presented in Accrued liabilities on the Consolidated Balance Sheets.  We project estimated payments over approximately 30 years.

Asset Retirement Obligations

We have asset retirement obligations that we are required to perform under law or contract once an asset is permanently taken out of service.  Most of these obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.

At December 31, 2018 and 2017, the total asset retirement obligation liabilities recognized were $19.1 million and $18.2 million, respectively, and were included in noncurrent liabilities within Other liabilities see Note 7 – Accrued Liabilities And Other Long term Liabilities.

Operating Lease Commitments

We lease various plant equipment, office furniture and equipment, motor vehicles, office and warehouse space, and landfills under operating lease agreements.  Our leases have varying terms. The leasesmay contain renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments.

During the years ended December 31, 2018, 2017, and 2016, rent expense, including lease related costs, month-to-month rentals and leases with an initial lease term of less than one year, was $192.1 million, $186.2 million, and $181.6 million, respectively, of which $178.7 million, $173.7 million, and $169.8 million, respectively, was included within COR with the remainder included in SG&A on the Consolidated Statements of (Loss) Income.

Minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2018 (including leases with an inception date but not yet commenced) for each of the next five years and in the aggregate are as follows:

In millions
2019	$107.0
2020	88.7
2021	72.7
2022	54.8
2023	40.0
Thereafter	128.7
$491.9

2018 10-K Annual Report	Stericycle, Inc. • 100

PART II

Unconditional Purchase Commitments

The Company has entered into non-cancelable arrangements with third-parties, primarily related to information technology products and services.  As of December 31, 2018, future payments under these contractual obligations, which are not recognized on the Consolidated Balance Sheets, were as follows:

In millions
2019	$21.3
2020	20.5
2021	5.1
2022	-
2023	-
Thereafter	-
$46.9

Letters of Credit, Surety Bonds and Bank Guarantees

As of December 31, 2018 and 2017, we had $63.1 million and $130.8 million, respectively, of stand-by letters of credit outstanding against our senior credit facility (see Note 8 – Debt).  At December 31, 2018 we also had a further $52.2 million of stand-by letters of credit outstanding against another facility which was entered into during 2018.  In addition, at December 31, 2018 and 2017 we had, $63.7 million and $19.0 million, respectively, of surety bonds, and $19.5 million and $15.7 million, respectively, of bank guarantees.  The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits.  The surety bonds are used for performance and financial guarantees. Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.

NOTE 12 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PROGRAMS

Defined Contribution Plans:

We have a 401(k) defined contribution retirement savings plan (the “Plan”) covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations.  The Company may contribute up to 50% of compensation contributed to the Plan by each employee up to a maximum of $3,000 per annum.  During the years ended December 31, 2018, 2017, and 2016, our contributions were $10.6 million, $8.9 million, and $5.9 million, respectively.  Employees associated with the 2015 Shred-it acquisition were allowed to continue to participate in the former Shred-it 401(k) defined contribution retirement savings plan (the “Shred-it Plan”).  During the year ended December 31, 2016, we made contributions of $3.4 million to the Shred-it Plan, which was officially closed and all employees converted over to the Plan effective January 1, 2017.

The Company also has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations.  During the years ended December 31, 2018, 2017, and 2016, total contributions made by the Company for these plans were approximately $3.1 million, $3.4 million, and $2.6 million, respectively.

2018 10-K Annual Report	Stericycle, Inc. • 101

PART II

Multiemployer Defined Benefit Pension Plans:

We participate in two trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. The risks of participating in these Multiemployer Pension Plans are different from single-employer plans in that (i) assets contributed to the Multiemployer Pension Plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the Multiemployer Pension Plans, the unfunded obligations of the Multiemployer Pension Plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our Multiemployer Pension Plans or if any event should significantly reduce or eliminate our need to participate (such as employee layoffs or closure of a location), we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan.  Based upon the most recent information available, one of the plans we participate in is in “critical” status due to an accumulated funding deficiency and has adopted a rehabilitation plan to address the funding deficiency position.

The following table outlines our participation in Multiemployer Pension Plans:

			Pension Protection Act Zone Status (1), (3)			Company Contributions (4) (in millions)
	Plan Employer ID Number	Plan #	2018	2017	FIP/RP Status (2)	2018	2017	Expiration Date of Collective Bargaining Agreements
Pension Plan Private Sanitation Union, Local 813 IBT	13-1975659	1	Red/ Critical	Red/ Critical	Implemented	$0.6	$0.6	6/30/2019 and 3/31/2020
Nurses And Local 813 IBT Retirement Plan	13-3628926	1	Green	Green	N/A	$-	$-	various dates
(1)

Zone status is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded.  Plans in the red zone are less than 65% funded, while plans in the green zone are at least 80% funded. Status is based on information received from the Multiemployer Pension Plans and is certified by the pension plans actuary.

(2)

The "FIP/RP Status" column indicates Multiemployer Pension Plans for which a Funding Improvement Plan ("FIP”) or a Rehabilitation Plan ("RP") has been implemented or is pending.  The most recent Pension Protection Act zone status available in 2018 and 2017 is for the plans’ year-end December 31, 2017 and 2016, respectively.

(3)

A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates.  Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met.  Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

(4)

The Company was listed in the Form 5500 for the Pension Plan Private Sanitation Union Local 813 IBT as individually significant for contributing more than 5% of total contributions to such plan during the plan years ended December 31, 2017 and 2016.  At the date these financial statements

2018 10-K Annual Report	Stericycle, Inc. • 102

PART II

were issued, Forms 5500 were not available for the Multiemployer Pension Plans for the year ended December 31, 2018.

NOTE 13 – STOCK BASED COMPENSATION

At December 31, 2018, we had the following incentive stock plans:

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

At December 31, 2018, we had reserved a total of 2,709,476 shares for issuance under our incentive stock plans.

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

The exercise price per share of an option granted under any of our stock option plans may not be less than the closing price of a share of our common stock on the date of grant.  The maximum term of an option granted under any incentive stock plan may not exceed 8 or 10 years.  An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment.  New shares are issued upon exercise of stock options.

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the ESPP, which our stockholders approved in May 2001, and was made effective as of July 1, 2001.  The ESPP authorizes 1,299,999 shares of our common stock, which substantially all employees may purchase through payroll deductions at a price equal to 85% of the fair market values of the stock as of the end of the six-month offering period.  An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period.  During 2018, 2017, and 2016, 131,959 shares, 109,762 shares, and 88,344 shares, respectively, were issued through the ESPP.  In May 2017, our shareholders approved an amendment to the ESPP which authorizes the issuance of an additional 300,000 shares.  At December 31, 2018, we had 161,372 shares available for issuance under the ESPP plan.

2018 10-K Annual Report	Stericycle, Inc. • 103

PART II

In March 2016, our Board of Directors approved the Canada ESPP, which our stockholders approved in May 2016.  The Canada ESPP authorizes 100,000 shares of our common stock which substantially all Canadian employees may purchase through payroll deductions, at a price equal to 95% of the fair market values of the stock at the end of the six-month offering period.  An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period.  During 2018, 2017, and 2016, 2,283 shares, 1,766 shares, and 756 shares, respectively, were issued through the Canada ESPP.  At December 31, 2018, we had 95,195 shares available for issuance under the Canada ESPP plan.

Stock-Based Compensation Expense:

During 2018, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding.

The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs, and the ESPP and Canada ESPP included in the Consolidated Statements of (Loss) Income:

In millions
	Years Ended December 31,
	2018	2017	2016
Selling, general and administrative - stock option plans	$10.8	$14.7	$17.4
Selling, general and administrative - RSUs	7.2	5.2	0.9
Selling, general and administrative - PSUs	5.1	0.2	-
Selling, general and administrative - ESPP and Canada ESPP	1.0	1.2	2.2
Total pre-tax expense	$24.1	$21.3	$20.5

Stock Options:

Options granted to non-employee directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.  Stock option activity for the year ended December 31, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2018	5,393,417	$96.91
Granted	430,337	60.35
Exercised	(312,302)	49.78
Forfeited	(267,622)	99.21
Cancelled or expired	(347,444)	106.94
Outstanding as of December 31, 2018	4,896,386	$95.85	4.03	$-
Exercisable as of December 31, 2018	3,475,528	$96.11	3.39	$-

2018 10-K Annual Report	Stericycle, Inc. • 104

PART II

At December 31, 2018, there was $19.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.59 years.

The following table sets forth the intrinsic value of options exercised for the years ended December 31 2018, 2017, and 2016:

In millions
	2018	2017	2016
Total exercise intrinsic value of options exercised	$4.7	$4.8	$26.0

The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The Company uses historical data to estimate expected life and volatility.  The estimated fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

	Years Ended December 31,
	2018	2017	2016
Stock options granted (shares)	430,337	456,424	1,100,492
Weighted average fair value at grant date	$16.79	$19.46	$20.16
Assumptions:
Expected term (in years)	4.89	4.82	4.77
Expected volatility	25.52%	22.68%	18.28%
Expected dividend yield	—%	—%	—%
Risk free interest rate	2.6%	1.9%	1.2%

Restricted Stock Units:

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period.  RSUs vest at the end of three or five years.  The 2017 Plan includes a share reserve for RSUs granted at a 1-1 ratio while our 2008, 2011, and 2014 Plans reserve at a 2-1 ratio.  No RSUs were granted under the 2005 Plan.

RSUs activity during the year ended December 31, 2018, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested as of January 1, 2018	267,297	$89.74
Granted	312,254	61.64
Vested and Released	(59,097)	88.99
Forfeited	(90,644)	75.37
Non-vested as of December 31, 2018	429,810	$72.02	1.88	$15.8

At December 31, 2018, there was $23.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.52 years.  The fair value of units that vested during the years ended December 31, 2018 and 2017 was $4.2 million and $2.9 million, respectively.  There were no units that vested during the year ended December 31, 2016.

2018 10-K Annual Report	Stericycle, Inc. • 105

PART II

Performance-Based Restricted Stock Units:

Our executive officers PSU program was introduced in 2017.  PSUs vest, or not, in three equal annual installments based on the achievement of pre-determined annual earnings per share performance goals as approved by the Compensation Committee.  Each of the PSU’s granted represent the right to receive one share of the Company’s common stock at a specified future date.

In addition, certain employees have been granted PSUs which vest, or not, in four equal annual installments based on the achievement of performance goals related to the Business Transformation, as approved by the Compensation Committee.

Compensation cost for the executive and Business Transformation PSU’s has been recognized based on the estimated achievement of the underlying goals.  The number of PSU’s that recipients will ultimately receive will be based upon the Compensation Committee’s review of the actual achievement of these goals.  Each of the PSU’s granted represent the right to receive one share of the Company’s common stock at a specified future date.

PSUs activity during the year ended December 31, 2018, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2018	11,149	$82.85
Granted	136,496	63.79
Vested and Released	-	-
Forfeited (including performance goal underachieving)	(32,137)	70.47
Non-vested as of December 31, 2018	115,508	$63.77

The table above reflects the maximum number of shares which could be granted upon vesting of the executive and Business Transformation PSU’s for which performance goals related to 2018 have been established.  At December 31, 2018, approximately 311,000 of additional PSUs exist which will vest in tranches based upon achievement of performance goals to be established for fiscal years 2019 through 2021.

NOTE 14 – PREFERRED STOCK

At December 31, 2018, we had 1,000,000 authorized shares of preferred stock and zero shares issued and outstanding.  At December 31, 2017, we had 1,000,000 authorized shares of preferred stock of which 673,380 shares were issued and outstanding.

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

On September 14, 2018, in accordance with their terms of issue, 638,190 shares of the Company’s Series A Preferred Stock, representing all of the preferred stock outstanding as of that date, were converted into a

2018 10-K Annual Report	Stericycle, Inc. • 106

PART II

total of 4.7 million shares of the Company’s common stock at a ratio of 7.3394 shares of our common stock for each share of Series A Preferred Stock.

Prior to the conversion referenced above, dividends on shares of the Series A Preferred Stock were payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.00 per share with respect to the depositary shares).  The dividends were payable in cash, or subject to certain limitations, in shares of our common stock, or any combination of cash and shares of our common stock, on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2015, and to, and including, September 15, 2018.

We declared and paid dividends of $25.5 million, $36.3 million, and $39.4 million to the Series A Preferred Stock shareholders during the years ended December 31, 2018, 2017, and 2016, respectively.

The following table provides information about our repurchases of depository shares of Series A Preferred stock, prior to the conversion referenced above, during the year ended December 31, 2018:

In millions, except share and per share data
	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
January 1 - January 31, 2018	-	$-	$-
February 1 - February 28 , 2018	151,900	7.4	49.05
March 1 - March 31 , 2018	-	-	-
April 1 - April 30 , 2018	-	-	-
May 1 - May 31 , 2018	150,000	7.4	49.24
June 1 - June 30 , 2018	-	-	-
July 1 - July 31 , 2018	-	-	-
August 1 - August 31 , 2018	50,000	2.4	47.05
September 1 - September 30 , 2018	-	-	-
October 1 - October 31 , 2018	-	-	-
November 1 - November 30 , 2018	-	-	-
December 1 - December 31, 2018	-	-	-
Total	351,900	$17.2	$48.85

For the years ended December 31, 2018, 2017, and 2016, repurchases of our depository shares resulted in increases in retained earnings of $16.9 million, $17.3 million, and $11.3 million, respectively, because we redeemed the depository shares at a discount.  The 351,900 depository shares repurchased during 2018 were equivalent to 35,190 shares of Series A Preferred Stock.

NOTE 15 – (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings  per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s ESPP and Canadian ESPP, RSUs, PSUs and, the impact of the Series A Preferred Stock prior to conversion on September 14, 2018.  The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding

2018 10-K Annual Report	Stericycle, Inc. • 107

PART II

stock-based compensation awards.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.  For the issue of Series A Preferred Stock, we used the "if-converted method", weighted for the period prior to conversion.  Under the if-converted method, the preferred dividend applicable to Series A Preferred Stock was added back as an adjustment to the numerator.  The Series A Preferred Stock shares were assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and through their conversion on September 14, 2018, for the year ended December 31, 2018, these common shares are weighted for the period the Series A Preferred Stock was outstanding with the resulting weighted average common shares included in the denominator.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.  The numerator was also adjusted for any premium or discount arising from redemption of the Series A Preferred Stock.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

In millions, except per share data
	Years Ended December 31,
	2018	2017	2016
Numerator:
Net (loss) income attributable to Stericycle, Inc.	$(244.7)	$42.4	$206.3
Mandatory convertible preferred stock dividend	(25.5)	(36.3)	(39.4)
Gain on repurchase of preferred stock	16.9	17.3	11.3
Numerator for basic (loss) earnings per share attributable to Stericycle, Inc. common shareholders	$(253.3)	$23.4	$178.2
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares (1)	87.1	85.3	84.9
Effect of dilutive securities:
Stock-based compensation awards (2)	-	0.3	0.7
Mandatory convertible preferred stock (3)	-	-	-
Denominator for diluted (loss) earnings per share - adjusted weighted average shares and after assumed exercises	87.1	85.6	85.6
(Loss) earnings per share – Basic	$(2.91)	$0.27	$2.10
(Loss) earnings per share – Diluted	$(2.91)	$0.27	$2.08
(1)

For the year ended December 31, 2018, the denominator for basic (loss) earnings per share includes 1.4 million shares representing the weighted-average impact of the common shares outstanding as a result of the Series A Preferred Stock conversion on September 14, 2018.

(2)	In 2018 options to purchase shares (in thousands) of 124, were excluded from the computation of diluted (loss) earnings per share due to the net loss incurred for the year.
(3)

In 2018, 2017, and 2016, the weighted average common shares (in thousands) issuable upon the assumed conversion of the Series A Preferred Stock totaling 3,367, 5,104, and 5,528, respectively, were excluded from the computation of diluted (loss) earnings per share as such conversion would have been anti-dilutive.

In 2018, 2017, and 2016, options to purchase shares (in thousands) of 4,664, 4,724, and 3,411, respectively, at exercise prices of $47.52-$141.56, $62.50-$141.56, and $83.49-$141.56, respectively, were not included in the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive.

In 2018, 2017, and 2016, RSUs (in thousands) of 169, 218, and 48, respectively, were not included in the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive.

2018 10-K Annual Report	Stericycle, Inc. • 108

PART II

During 2018 and 2017, the Company had outstanding PSUs (in thousands) that were eligible to vest into a maximum of 116  and 11 shares of common stock, respectively, subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period or if the Company incurred a net loss attributable to its common shareholders.  These outstanding PSUs have been excluded from the (loss) earnings per share calculation for 2018 and 2017 as the performance conditions were not satisfied as of the end of the respective periods.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the changes in the components of accumulated other comprehensive loss for 2018, 2017, and 2016:

In millions
	Currency Translation (Loss) Income Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Beginning balance as of January 1, 2016	$(276.0)	$(6.6)	$(282.6)
Period change	(86.3)	1.3	(85.0)
Ending balance as of December 31, 2016	(362.3)	(5.3)	(367.6)
Period change	79.3	1.3	80.6
Ending balance as of December 31, 2017	(283.0)	(4.0)	(287.0)
Period change	(79.3)	1.0	(78.3)
Ending balance as of December 31, 2018	$(362.3)	$(3.0)	$(365.3)

During the years ended December 31, 2018, 2017, and 2016, the unrealized gains on cash flow hedges in accumulated other comprehensive income stated above are presented net of tax impacts of $0.4 million, $0.7 million, and $0.8 million, respectively.

NOTE 17 – SEGMENT REPORTING

We evaluate, oversee and manage the financial performance of three operating segments – Domestic and Canada Regulated Waste and Compliance, International Regulated Waste and Compliance, and Domestic Communication and Related Services.

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

Our Domestic Communication and Related Services segment includes inbound/outbound communication, automated patient reminders, online scheduling, notifications, product retrievals, product returns, and quality audits. Domestic Communication and Related Services does not consistently meet the quantitative criteria to be a separate reportable segment and therefore is included in the “All Other” reporting segment along with costs related to corporate support, shared services functions, and stock-based compensation.

2018 10-K Annual Report	Stericycle, Inc. • 109

PART II

Beginning in the first quarter of 2018, we changed our measure of segment profitability to Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”).  Adjusted EBITDA is Income from operations excluding certain specified items, Depreciation and Intangible Amortization. As a result of this change in segment reporting, all applicable historical segment information has been revised to conform to the new presentation.

The following tables show financial information for the Company's reportable segments:

In millions
	Years Ended December 31,
	2018	2017	2016
Revenues
Domestic and Canada RCS	$2,574.1	$2,551.9	$2,508.8
International RCS	655.1	707.6	751.7
All Other	256.7	321.2	301.8
Total	$3,485.9	$3,580.7	$3,562.3
Depreciation
Domestic and Canada RCS	$72.5	$80.3	$75.4
International RCS	29.7	30.9	35.1
All Other	23.4	19.9	12.7
Total	$125.6	$131.1	$123.2
Intangible Amortization
Domestic and Canada RCS	$96.7	$87.6	$95.7
International RCS	25.3	22.7	25.7
All Other	8.3	8.1	7.9
Total	$130.3	$118.4	$129.3
Adjusted EBITDA
Domestic and Canada RCS	$782.4	$809.5	$824.9
International RCS	95.6	93.7	93.1
All Other	(133.4)	(91.2)	(67.2)
Total	$744.6	$812.0	$850.8
Total Assets
Domestic and Canada RCS	$5,062.5	$4,995.0	$5,094.1
International RCS	1,110.4	1,333.1	1,357.1
All Other	282.6	660.2	528.9
Total	$6,455.5	$6,988.3	$6,980.1

2018 10-K Annual Report	Stericycle, Inc. • 110

PART II

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to (Loss) income from operations:

In millions
	Years Ended December 31,
	2018	2017	2016
Total reportable segment Adjusted EBITDA	$744.6	$812.0	$850.8
Depreciation	(125.6)	(131.1)	(123.2)
Business Transformation	(82.6)	(31.3)	-
Intangible Amortization	(130.3)	(118.4)	(129.3)
Acquisition and Integration	(9.8)	(40.7)	(60.9)
Operational Optimization	(29.4)	(71.1)	(59.1)
Divestitures	(20.5)	(9.5)	(27.1)
Litigation, Settlements and Regulatory Compliance	(93.2)	(327.7)	(7.2)
Impairment	(385.2)	(65.0)	(1.4)
Other	(29.1)	(24.8)	(8.8)
(Loss) income from operations	$(161.1)	$(7.6)	$433.8

NOTE 18 – GEOGRAPHIC AREA AND SERVICES INFORMATION

The following table presents consolidated revenues and long-lived assets by geographic region:

In millions
	Years Ended December 31,
	2018	2017	2016
Revenues
United States	$2,673.6	$2,716.9	$2,657.4
International:
Europe	415.5	436.2	486.0
Other international countries	396.8	427.6	418.9
Total international	812.3	863.8	904.9
Total	$3,485.9	$3,580.7	$3,562.3
Long-Lived Assets
United States	$4,501.1	$4,821.6	$4,820.5
International:
Europe	612.7	711.8	668.7
Other international countries	489.6	603.1	687.7
Total international	1,102.3	1,314.9	1,356.4
Total	$5,603.4	$6,136.5	$6,176.9

The following table presents consolidated revenues by service:

In millions
	Years Ended December 31,
	2018	2017	2016
Regulated Waste and Compliance Services	$1,932.6	$2,023.6	$2,063.0
Secure Information Destruction Services	911.0	823.4	747.5
Communication and Related Services	313.1	382.6	370.4
Manufacturing and Industrial Services	329.2	351.1	381.4
Revenues	$3,485.9	$3,580.7	$3,562.3

2018 10-K Annual Report	Stericycle, Inc. • 111

PART II

NOTE 19 – LEGAL PROCEEDINGS

We operate in highly regulated industries and respond to regulatory inquiries or investigations from time to time that may be initiated for a variety of reasons.  At any given time, the Company has matters at various stages of resolution with the applicable government authorities.  We are also routinely involved in actual or threatened legal actions, including those involving alleged personal injuries and commercial, employment, environmental, tax, and other issues. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time.  In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenue.

In accordance with applicable accounting standards, the Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable.  If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued.  If a loss is not probable or a probable loss is not reasonably estimable, no liability is recorded.  When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. These accruals represent management’s best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued.  Estimates of probable losses resulting from litigation and regulatory proceedings are difficult to predict.  Legal and regulatory matters inherently involve significant uncertainties based on, among other factors, the jurisdiction and stage of the proceedings, developments in the applicable facts or law, and the unpredictability of the ultimate determination of the merits of any claim, any defenses the Company may assert against that claim and the amount of any damages that may be awarded.  The Company’s accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter.  Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Contract Class Action Lawsuits.  Beginning on March 12, 2013, we were served with several class action complaints filed in federal and state courts in several jurisdictions.  These complaints asserted, among other things, that we had imposed unauthorized or excessive price increases and other charges on our customers in breach of our contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act.  The complaints sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.  These related actions were ultimately transferred to the United States District Court for the Northern District of Illinois for centralized pretrial proceedings (the “MDL Action”).

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

2018 10-K Annual Report	Stericycle, Inc. • 112

PART II

The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached an agreement in principle for settlement in July 2017, which was subsequently documented in a definitive settlement agreement (the “Settlement”) on October 17, 2017.  The Settlement provided a global resolution of all cases and claims against the Company in the MDL Action.  It also provided that the Company would establish a common fund of $295.0 million from which would be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration.  It also provided that our existing contracts with customers would remain in force, while we would also establish as part of the Settlement guidelines for future price increases and provide customers additional transparency regarding such increases.  Under the terms of the Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Settlement to avoid the cost and uncertainty of litigation.  The Settlement provided that, upon final approval by the Court following a fairness hearing, it would fully and finally resolve all claims against the Company alleged in the MDL Action.

The Court granted preliminary approval of the Settlement following a hearing on October 26, 2017.  The fairness hearing was held on March 8, 2018.  The Court granted approval of the Proposed MDL Settlement that same day.  The Court entered final judgment on May 8, 2018.  No appeal was filed, and the Proposed MDL Settlement became finally effective on June 7, 2018 (the “Final Settlement”).  The Company funded the Final Settlement on July 6, 2018.

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

2018 10-K Annual Report	Stericycle, Inc. • 113

PART II

material supporting the same legal claims from the prior complaints for a class period from February 7, 2013 through September 18, 2016.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on April 1, 2017.  On May 19, 2017, plaintiffs filed a response in opposition to the motion to dismiss and on June 19, 2017, Defendants filed a reply brief in support of their motion.

On March 31, 2018, plaintiffs filed a further Amended Complaint, alleging additional corrective disclosures and extending the purported class period through February 21, 2018.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on May 25, 2018.  The Motion was fully briefed on July 13, 2018, and awaited a ruling by the Court.

The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached an agreement in principle for settlement in December 2018 (the “Proposed Securities Class Action Settlement”).

As we disclosed in a current report on Form 8-K filed on December 20, 2018, the terms of the Proposed Securities Class Action Settlement provide that the Company will establish a common fund of $45 million, from which will be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration.  The large majority of the $45 million common fund established pursuant to the Proposed Securities Class Action Settlement will be paid by the Company’s insurers.  In the Proposed Securities Class Action Settlement, we admitted no fault or wrongdoing whatsoever.  We entered into the Proposed Securities Class Action Settlement in order to avoid the cost and uncertainty of litigation.

On February 14, 2019, the Company executed a definitive written settlement agreement (the “Settlement”), which incorporated the terms of the agreement in principle announced in December 2018.  The Settlement incorporated the terms of the Proposed Securities Class Action Settlement, described above, and proposes a global resolution of all cases and claims against the Company in the Securities Class Action.  Under the terms of the Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Settlement to avoid the cost and uncertainty of litigation.  The Settlement provided that, upon final approval by the Court following a fairness hearing, it would fully and finally resolve all claims against the Company alleged in the Securities Class Action.

On February 25, 2019, plaintiffs in the Securities Class Action filed Plaintiffs’ Unopposed Motion for an Order Preliminarily Approving Class Settlement and Authorizing Dissemination of Notice of Settlement (the “Preliminary Approval Motion”).  The Preliminary Approval Motion asks the Court to preliminarily approve the Settlement, to approve the manner and content of the notice to be given to potential class members, and to set a schedule for, among other things, deadlines for potential class members to file claims, object to the Settlement, or seek exclusion from the Settlement class.  The Preliminary Approval Motion is pending before the Court.

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

2018 10-K Annual Report	Stericycle, Inc. • 114

PART II

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

On June 29, 2017, the Court entered an agreed order consolidating the two putative derivative actions for all purposes under the caption Kausal Shah v. Charles A. Alutto, et al. On July 11, 2017, the Court entered a further agreed order appointing lead counsel for plaintiffs and staying the action pending resolution of the motion to dismiss the securities class action discussed above.  Pursuant to the agreed order, defendants reserved all potential defenses to both actions, should the stay be lifted.  On February 14, 2019, the Court entered an Agreed Order to Lift Stay and Set Briefing Schedule, under which the Court lifted the stay of litigation, granted plaintiffs leave to file an amended complaint on or before April 15, 2019, and set a briefing schedule for a motion to dismiss by the Company.

On March 26, 2018, Alvin Janklow v. Charles A. Alutto, et al., was filed in the Federal District Court for the District of Delaware.  On April 16, 2018, John Brennan v. Charles A. Alutto, et al., was filed in the same court.   On May 16, 2018, the Court entered an order consolidating Brennan and Janklow.  On April 18, 2018, the company filed a motion to stay the combined Janklow and Brennan cases, and the Court granted the Company’s motion.  On January 11, 2019, the parties stipulated to, and the Court entered an order, lifting the stay to allow the Company to file a motion to dismiss and setting a briefing schedule on that motion.  On January 25, 2019, Stericycle filed its motion to dismiss; on February 25, 2019, Plaintiffs filed an opposition to the motion; the Company has until March 12, 2019 to file a reply.

On April 12, 2018, Rick Siu v. Mark C. Miller, et al., was filed in Delaware Chancery Court.  By agreement of the parties, the Siu case was stayed by order of the Court on May 24, 2018, pending resolution of the motion to dismiss the securities class action discussed above.  The parties subsequently engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter.  On February 25, 2019, the parties executed and filed with the Court a written Stipulation and Agreement of Settlement, Compromise, and Release (the “Siu Settlement”).  Under the Siu Settlement, the Defendants will implement and/or maintain certain corporate governance changes for a period of four years following approval of the settlement.  In addition, the Company will receive payment from applicable insurance in the amount of $7.5 million, less any amounts ordered by the Court to be paid for Plaintiff’s attorneys’ fees and expenses or as a service award to Plaintiff.

Neither the Company nor the Defendants have admitted any fault or wrongdoing whatsoever in connection with the Siu Settlement, but have entered into the Siu Settlement in order to avoid the cost and uncertainty of litigation.  The Siu Settlement remains subject to Court approval at a final hearing, which the Court has not yet scheduled.

On October 18, 2016, the Company received a letter from an attorney purporting to represent a current stockholder of the Company demanding, pursuant to Del. Ct. Ch. R. 23.1, that the Company’s Board of Directors take action to remedy alleged breaches of fiduciary duties by certain officers and directors of the Company.  The factual allegations set forth in the letter were similar to those asserted in the Securities Class Action Lawsuit and the Shareholder Derivative Lawsuits.

2018 10-K Annual Report	Stericycle, Inc. • 115

PART II

The Company’s Board of Directors constituted a Special Demand Review Committee to investigate the claims made in the demand letter and the Committee retained independent counsel to assist with the investigation.  At the conclusion of its investigation, the Committee’s counsel advised the stockholder that the Board had completed its investigation and determined not to pursue legal action.

On July 30, 2018, the purported stockholder on whose behalf the demand letter was sent filed a stockholder derivative action, Damon Turney v. Mark C. Miller, et al., in the Federal District Court of the Northern District of Illinois, alleging that the demand was wrongfully refused.  The company moved to dismiss the action on December 5, 2018.  The motion was fully briefed on February 8, 2019, and is currently pending before the Court.

On January 22, 2019, the Company received a letter from an attorney purporting to represent another current stockholder of the Company setting forth allegations and demands substantially similar to those previously presented in the October 18, 2016 demand letter, the Securities Class Action Lawsuit and the Shareholder Derivative Lawsuits.  The Company’s Board of Directors referred this letter to the Special Demand Review Committee and its independent counsel for consideration.  After the Committee had considered the January 22, 2019 letter in light of its prior investigation, the Committee’s counsel advised the stockholder that the Board had determined not to pursue legal action.

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

We intend to vigorously defend ourselves against each of the derivative lawsuits.

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

2018 10-K Annual Report	Stericycle, Inc. • 116

PART II

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

FCPA Investigation.  On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America.  In addition, the DOJ has notified the Company that it is investigating this matter in parallel with the SEC.  The Company is cooperating with these agencies.  The Company is also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.

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

Environmental Matters.  Our Environmental Solutions business is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, the generation, transportation and disposal of waste, and the cleanup of contaminated soil and groundwater and protection of the environment.  Because of the highly regulated nature of this business, we frequently become a party to legal or administrative proceedings involving various governmental authorities and other interested parties.  The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by us or by other parties to which either we or the prior owners of certain of its facilities shipped wastes.  From time to time, we may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities.

North Salt Lake, Utah.  We have continued to toll the statute of limitations with the United States Attorney’s Office for the District of Utah (the “USAO”) relating to an investigation by the U.S. Environmental Protection Agency (the “EPA”) into past Clean Air Act emissions and permit requirements, as previously alleged in the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”).  The NOV resulted in our December 2014 settlement with the DAQ, as previously disclosed.

The government indicated that the matter will be resolved civilly, not criminally, and the parties have reached agreement in principle, to be documented in the form of a civil consent decree, under which the company will undertake a Supplemental Environmental Project and pay a civil penalty under the Clean Air Act.

2018 10-K Annual Report	Stericycle, Inc. • 117

PART II

The Company has accrued the total amount of the agreement in principle.

Rancho Cordova, California.  The California Department of Toxic Substances Control (“DTSC”) alleged violations of California’s Hazardous Waste Control Law for our hazardous waste facility in Rancho Cordova, California for the years 2011 through 2017.  DTSC referred the matter to the California Attorney General’s office.  On March 3, 2016, we entered into a tolling agreement with the Attorney General’s office, which was subsequently extended while the parties negotiated a resolution of the matter.

On October 26, 2017, DTSC filed a complaint in California Superior Court in Sacramento County for civil penalties and injunctive relief for alleged violations of California's Hazardous Waste Control Law.  On October 15, 2018, the parties entered into a Stipulation for Entry of Order and Final Judgment on Consent, which was entered by the Superior Court of the State of California, Sacramento County, on October 19, 2018.  The associated penalty was paid by the Company in November 2018.

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

In December 2018, ASEA approved the Company’s remedial plan for the facility, which will involve an amendment to the facility’s permit to allow for on-site, in-situ remediation of the one treatment cell subject to ASEA’s original order.

In June 2018, the Company instituted both civil and criminal legal proceedings in Mexico against the company from which it acquired the relevant facility, seeking to hold the seller liable for any remediation as well as lost profits and damages.  The defendants named in the civil complaint filed their answers in September 2018.

The Company has accrued its estimate of the probable loss and costs necessary to comply with the ASEA order and remediate the treatment cell, which are not material.

2018 10-K Annual Report	Stericycle, Inc. • 118

PART II

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2018 and 2017:

In millions, except per share data
	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018	Year 2018
Revenues	$895.0	$883.3	$854.9	$852.7	$3,485.9
Gross profit	358.5	353.3	335.5	328.7	1,376.0
Goodwill impairment	-	-	-	358.7	358.7
Net (loss) income attributable to Stericycle, Inc.	22.5	27.7	23.5	(318.4)	(244.7)
Preferred stock dividend	(8.8)	(8.3)	(8.4)	-	(25.5)
Net (loss) income attributable to Stericycle, Inc. common shareholders	21.0	26.6	17.5	(318.4)	(253.3)
* Basic earnings (loss) per common share	$0.25	$0.31	$0.20	$(3.51)	$(2.91)
* Diluted earnings (loss) per common share	$0.25	$0.31	$0.20	$(3.51)	$(2.91)

In millions, except per share data
	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017	Year 2017
Revenues	$892.4	$917.7	$882.8	$887.8	$3,580.7
Gross profit	368.7	381.8	368.0	344.0	1,462.5
Goodwill impairment	-	-	-	65.0	65.0
Net income (loss) attributable to Stericycle, Inc.	58.2	(144.0)	39.0	89.2	42.4
Preferred stock dividend	(9.4)	(9.2)	(8.9)	(8.8)	(36.3)
Net income (loss) attributable to Stericycle, Inc. common shareholders	53.4	(148.8)	35.5	83.3	23.4
* Basic earnings (loss) per common share	$0.63	$(1.74)	$0.42	$0.98	$0.27
* Diluted earnings (loss) per common share	$0.62	$(1.74)	$0.41	$0.97	$0.27
*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

2018 10-K Annual Report	Stericycle, Inc. • 119

PART II

STERICYCLE, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

In millions
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2016	$22.3	$41.8	$2.7	$(17.2)	$49.6
2017	$49.6	$32.3	$2.7	$(19.4)	$65.2
2018	$65.2	$24.9	$(2.1)	$(16.1)	$71.9

(1)	Amounts consist primarily of currency translation adjustments.

In millions
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense	Other Changes to Reserves (2)	Balance End of Period
2016	$17.6	$6.9	$(9.1)	$15.4
2017	$15.4	$4.5	$(3.8)	$16.1
2018	$16.1	$20.6	$(1.4)	$35.3

(2)

2018 amount consists primarily of release of valuation allowance on net operating losses that ceased upon merger.  2017 and 2016 amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, because of material weaknesses in internal control over financial reporting described below.

2018 10-K Annual Report	Stericycle, Inc. • 120

PART II

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

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the criteria established by Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

As of December 31, 2018, material weaknesses continue to exist in our Control Environment and Control Activity components of the COSO Framework.  Management has identified material weaknesses in controls related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across our financial reporting processes because the controls were not fully designed and operating effectively.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2018, our internal control over financial reporting was ineffective. Ernst & Young LLP, the independent registered accounting firm that has audited the consolidated financial statements included in this report, has issued an attestation report relating to our internal control over financial reporting as of December 31, 2018, which is included below under the heading "Report of Independent Registered Public Accounting Firm.”
Changes in internal controls.

As described below, we have undertaken and continue to undertake significant remediation actions to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended December 31, 2018 but have not materially affected our internal control over financial reporting.

Controls need to be properly designed and operating effectively for acceptable periods of time.  We have now designed a significant number of controls that we are evaluating or awaiting additional testing samples to evaluate operating effectiveness.  Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management intends to continue to pursue significant remediation efforts during 2019.

Remediation activities.

Consistent with Stericycle’s Business Transformation, the Company has advanced an Internal Control Transformation Program to address historical material weaknesses. The Company has previously

2018 10-K Annual Report	Stericycle, Inc. • 121

PART II

communicated certain completed and expected remediation efforts through prior Form 10-K and Form 10-Q filings and will highlight below additional significant remediation activities undertaken in 2018.

Financial Reporting Controls:

In connection with our Internal Control Transformation Program advanced in 2018, including incremental progress in the fourth quarter of 2018, Stericycle has continued to focus on improving our overall control environment and establishing a strong, sustainable foundation for transition into SAP in 2020. Our remediation actions related to improving the controls over our financial statement preparation and reporting process include the following:

•	Frequent communications between our Audit Committee and management regarding our financial reporting and internal control environment.
•	Expanded Corporate and Business Unit Finance, Accounting and Reporting and Information Technology teams through the addition of experienced and qualified resources.
•	Aligned incentive plans with sustained effective internal controls over financial reporting and management continuous control monitoring.
•	Delivery of additional internal controls training, as well as policy and control standardization where possible.
•	Re-designed and harmonized control objectives across all processes and locations as part of our SOX program standardization efforts to drive accountability and efficiency.
•	Re-designed and enhanced delegation of authority policy and processes, including implementation of a systematic enabled work flow.
•

Issued significant and critical accounting policies at the end of 2017 and provided training to assist our finance organization with accounting for transactions appropriately and on a timely basis along with compliance expectations.

•	Implemented a central repository for policies, quarterly checklists to confirm adherence with policies, account reconciliations and month end close checklists and dashboarding.
•

Instituted monthly legal entity and management reporting reviews of financial statements disaggregated by key business units, regions and functional areas, to evaluate results, observe adherence to policies and agree on necessary actions to be taken before considering the period closed.  Management of the respective areas meet with our corporate executives monthly in connection with these reviews.

•	Expanded our technical accounting group within the Controllership function with responsibility to ensure that the accounting for complex or non-routine transactions is appropriate.
•	Expanded the use of specialist involvement in highly complex and technical areas of accounting, valuation and new accounting standards adoption.
•

Enhanced our Disclosure Committee processes and reviews by adding experienced and knowledgeable members to the committee, implementing disclosure surveys to capture input from appropriate areas and levels throughout the organization and evolving and expanding existing processes.

General Information Technology Controls (GITCs):

During the course of 2018, Stericycle made progress in advancing foundational elements of our general information technology controls. These elements are providing value as we are leveraging them in the design of our future state processes and controls within SAP, which is expected to go-live in 2020. Our remediation actions related to our GITC environment include the following:

2018 10-K Annual Report	Stericycle, Inc. • 122

PART II

•	Established policies, delivered training and implemented policies and procedures over logical access and general information technology controls.
•	Automated user access reviews.
•	Implemented policies and mitigating controls over incompatible segregation of duties within our IT systems.

Further, material weaknesses in our general information technology environment negatively impact our ability to rely on financial data flowing through all of our business process controls, contributing to the overall ineffective Control Environment. As a result, we have taken steps to reduce the risk associated with data flowing through all of our business process controls.

We have designed our internal controls over financial reporting environment, including our standardized and harmonized risk and control matrices, assuming that we would achieve effective GITCs. Until we remediate our GITC environment, we will incur incremental effort to address the risks associated with data flowing through all of our business process controls.

Monitoring Activities

Our remediation actions related to monitoring our internal controls over financial reporting include the following:

•	Enhanced control activities within our process to recognize revenue, also known as the Quote to Cash cycle, that include:
o	Leveraging advanced technology to substantively evaluate and monitor revenue, accounts receivable, cash receipts and other accounts and activities associated with revenue recognition.
o

Implementing a monitoring control which leverages advanced analytical processes to evaluate the appropriateness of revenue related transactions across key business units making up a material portion of the consolidated financial statements.

•	Implemented systematic segregation of duties through system enabled work flow.
•	Developed and implemented continuous monitoring of global financial reporting controls.

Management continues to advance the design of financial reporting controls to ensure that the level of precision is adequate to address the assessed risks at an assertion level and the period of operation is sufficient to conclude on the operating effectiveness of the controls.

When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal controls over financial reporting.

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

2018 10-K Annual Report	Stericycle, Inc. • 123

PART II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Stericycle, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.  Management has identified material weaknesses in controls related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a).  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated February 28, 2019, which expressed an unqualified opinion thereon.

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

2018 10-K Annual Report	Stericycle, Inc. • 124

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2019

Item 9B. Other Information

None.

2018 10-K Annual Report	Stericycle, Inc. • 125

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

We have adopted a code of business conduct that applies to all of our employees.  The Code of Business Conduct and Ethics is available on our website, www.stericycle.com, under "About Us/Our Culture."  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website.

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

Equity Compensation Plans

The following table summarizes information as of December 31, 2018 relating to our equity compensation plans pursuant to which stock option grants, restricted stock units, performance based restricted stock units or other rights to acquire shares of our common stock may be made or issued:

2018 10-K Annual Report	Stericycle, Inc. • 126

PART III

Equity Compensation Plan Information

In millions, except per share data
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	5.8	$92.38	3.0
(1)

These plans consist of our 2017 Incentive Compensation Plan, 2014 Incentive Compensation Plan, 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, the Employee Stock Purchase Plan and the Canadian Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption "Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2019 Annual Meeting of Stockholders, to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, to be held on May 22, 2019, to be filed pursuant to Regulation 14A.

2018 10-K Annual Report	Stericycle, Inc. • 127

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

3(i).2*	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3(i).3*	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)

2018 10-K Annual Report	Stericycle, Inc. • 128

PART IV

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
3(i).6*

Certificate of Designation setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the Series A Convertible Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed November 29, 1999)

3(i).7*and 4.2*

Certificate of Elimination of the Certificate of Designations relating to Series A Convertible Preferred Stock, par value 0.01 per share (incorporated by reference to Exhibit 3.1 and 4.1 to our current report on Form 8-K filed September 15, 2015)

3(i).8* and 4.3*

Certificate of Designations setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed September 15, 2015)

3(i).8* and 4.4*

Certificate of Elimination of the Certificate of Designations relating to 5.25% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q filed November 11, 2018)

3(ii).1*	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
4.1*

Specimen certificate for shares of our common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 declared effective on August 22, 1996 (Registration No. 333-05665))

4.5*	Form of certificate representing the Mandatory Convertible Preferred Stock (see Exhibits 3(i).8 and 4.3)
4.6*

Deposit Agreement, dated as of September 15, 2015, between the Registrant, Wells Fargo Bank, N.A., acting as depositary, and the holders from time to time of the Depositary Shares (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form 8-A filed September 15, 2015)

4.7*	Form of Depositary Share (included in Exhibit 4.6)
10.1*

Credit Agreement, dated as of November 17, 2017, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, other lenders party to the credit agreement, JP Morgan Chase Bank, N.A., and HSBC Securities (USA) Inc., as syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corporation, and Wells Fargo Bank, National Association as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Inc., HSBC Securities (USA) Inc., and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 20, 2017)

10.2*

First Amendment, dated as of March 23, 2018, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8 K filed March 26, 2018)

10.3*

Second Amendment, dated as of November 15, 2018, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing-line lender, a lender and a letter of credit issuer and other lenders party thereto

x
10.4*

Third Amendment, dated as of December 19, 2018, to the Credit Agreement, dated as of November 17, 2017, as amended, entered into by Stericycle Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2018)

2018 10-K Annual Report	Stericycle, Inc. • 129

PART IV

10.5*

Note Purchase Agreement dated as of August 18, 2010 entered into by us, as issuer and seller, and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Forethought Life Insurance Company, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Physicians Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company, CUNA Mutual Insurance Society, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, Seabright Insurance Company and Country Life Insurance Company, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 27, 2010)

10.6*

First Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of August 18, 2010, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, AllState Life Insurance Company, AllState Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, AXA Equitable Life Insurance Company, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, CSAA Insurance Exchange and Country Life Insurance Company (incorporated by reference to Exhibit 2.4 to our current report on Form 8-K filed August 19, 2015)

10.7*

Second Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of August 18, 2010, as amended, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, MetLife Insurance Company of Connecticut, Union Fidelity Life Insurance Company, AllState Life Insurance Company, AllState Life Insurance Company of New York, American Heritage Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), Hartford Life Insurance Company, Hartford Life and Accident Insurance Company, Hartford Fire Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, RiverSource Life Insurance Company, Thrivent Financial for Lutherans, The Lincoln National Life Insurance Company, The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, AXA Equitable Life Insurance Company, Southern Farm Bureau Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, Modern Woodmen of America, United of Omaha Life Insurance Company, Companion Life Insurance Company, Mutual of Omaha Insurance Company, Woodmen of the World Life Insurance Society, Knights of Columbus, Physicians Insurance A Mutual Company, CSAA Insurance Exchange and Country Life Insurance Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 2, 2017)

10.8*

Third Amendment, dated as of March 23, 2018, to the Note Purchase Agreement, dated as of August 18, 2010, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2018)

2018 10-K Annual Report	Stericycle, Inc. • 130

PART IV

10.9*

Fourth Amendment, dated as of December 19, 2018, to the Note Purchase Agreement, dated as of August 18, 2010, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 20, 2018)

10.10*

Note Purchase Agreement dated as of October 22, 2012 entered into by us, as issuer and seller, and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, ING USA Annuity and Life Insurance Company, ING Life Insurance and Annuity Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Principal Life Insurance Company, Penn Mutual Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Aviva Life and Annuity Company, Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, MONY Life Insurance Company, RiverSource Life Insurance Company (944), RiverSource Life Insurance Co. of New York (904), Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Bureau Life Insurance Company, Woodmen of the World Life Insurance Society, Americo Financial Life & Annuity Insurance Company, American United Life Insurance Company, Ameritas Life Insurance Corp. of New York, Acacia Life Insurance Company, The Union Central Life Insurance Company, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Indemnity Company, Inc, ProAssurance Casualty Company, and State of Wisconsin Investment Board, as purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 26, 2012)

10.11*

First Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of October 22, 2012, entered into by Stericycle, Inc. and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, Penn Mutual Life Insurance Company, Principal Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Athene Annuity and Life Company (f/k/a Aviva Life and Annuity Company), Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Life Insurance Company, Woodmen of the World Life Insurance Society, American United Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to Acacia Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to The Union Central Life Insurance Company, Ameritas Life Insurance Corp. of New York, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Casualty Company, ProAssurance Indemnity Company, Inc. and State of Wisconsin Investment Board (incorporated by reference to Exhibit 2.3 to our current report on Form 8-K filed August 19, 2015)

2018 10-K Annual Report	Stericycle, Inc. • 131

PART IV

10.12*

Second Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of October 22, 2012, as amended, entered into by Stericycle, Inc. and The Northwestern Mutual Life Insurance Company, Northwestern Long Term Care Insurance Company, The Lincoln National Life Insurance Company, Penn Mutual Life Insurance Company, Principal Life Insurance Company, Symetra Life Insurance Company, Jackson National Life Insurance Company, Reassure America Life Insurance Company, Athene Annuity and Life Company (f/k/a Aviva Life and Annuity Company), Royal Neighbors of America, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Western-Southern Life Assurance Company, Columbus Life Insurance Company, Integrity Life Insurance Company, Integrity Life Insurance Company Separate Account GPO, National Integrity Life Insurance Company Separate Account GPO, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of South Carolina, Hartford Life Insurance Company, The Guardian Life Insurance Company of America, Modern Woodmen of America, National Life Insurance Company, Trinity Universal Insurance Company, Catholic United Financial, Occidental Life Insurance Company of North Carolina, Western Fraternal Life Association, Southern Farm Life Insurance Company, Woodmen of the World Life Insurance Society, American United Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to Acacia Life Insurance Company, Ameritas Life Insurance Corp. successor by merger to The Union Central Life Insurance Company, Ameritas Life Insurance Corp. of New York, USAA Life Insurance Company, Country Life Insurance Company, ProAssurance Casualty Company, ProAssurance Indemnity Company, Inc. and State of Wisconsin Investment Board (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed August 2, 2017)

10.13*

Third Amendment, dated as of March 23, 2018, to the Note Purchase Agreement, dated as of October 22, 2012, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 26, 2018)

10.14*

Fourth Amendment, dated as of December 19, 2018, to the Note Purchase Agreement, dated as of October 22, 2012, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed December 20, 2018)

10.15*

Note Purchase Agreement dated as of April 30, 2015 entered into by Stericycle, Inc., as issuer and seller, and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, the Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 4, 2015)

10.16*

Second Amendment, dated as of August 13, 2015, to the Note Purchase Agreement dated as of April 30, 2015, entered into by Stericycle, Inc. and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, The Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed August 19, 2015)

2018 10-K Annual Report	Stericycle, Inc. • 132

PART IV

10.17*

Third Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of April 30, 2015, as amended, entered into by Stericycle, Inc. and New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Life Insurance Company for its Group Annuity Separate Account, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Thrivent Financial for Lutherans, AXA Equitable Life Insurance Company, Great-West Life & Annuity Insurance Company, The Guardian Life Insurance Company of America, Metropolitan Life Insurance Company, MetLife Insurance Company USA, General American Life Insurance Company, First MetLife Investors Insurance Company, MetLife Insurance K.K., Nationwide Life Insurance Company, RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York, Life Insurance Company of the Southwest, State of Wisconsin Investment Board, Catholic Financial Life, GuideOne Mutual Insurance Company and GuideOne Property & Casualty Insurance Company (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed August 2, 2017)

10.18*

Fourth Amendment, dated as of March 23, 2018, to the Note Purchase Agreement, dated as of April 30, 2015, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 26, 2018)

10.19*

Fifth Amendment, dated as of December 19, 2018, to the Note Purchase Agreement, dated as of April 30, 2015, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed December 20, 2018)

10.20*

Note Purchase Agreement dated as of October 1, 2015, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, General American Life Insurance Company, MetLife Insurance Company USA, Erie Family Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), The Bank of New York Mellon, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Nationwide Life Insurance Company, Thrivent Financial for Lutherans, Principal Life Insurance Company, State of Wisconsin Investment Board, Auto-Owners Insurance Company, Auto-Owners Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Life Insurance Corp., Ameritas Life Insurance Corp. of New York, PHL Variable Insurance Company, Woodmen of the World Life Insurance Society, Horizon Blue Cross Blue Shield of New Jersey and Southern Farm Bureau Life Insurance Company (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed. October 7, 2015)

10.21*

First Amendment, dated as of July 28, 2017, to the Note Purchase Agreement dated as of October 1, 2015, entered into by Stericycle, Inc. and Metropolitan Life Insurance Company, General American Life Insurance Company, MetLife Insurance Company USA, Erie Family Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), The Bank of New York Mellon, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, Nationwide Life Insurance Company, Thrivent Financial for Lutherans, Principal Life Insurance Company, State of Wisconsin Investment Board, Auto-Owners Insurance Company, Auto-Owners Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Life Insurance Corp., Ameritas Life Insurance Corp. of New York, PHL Variable Insurance Company, Woodmen of the World Life Insurance Society, Horizon Blue Cross Blue Shield of New Jersey and Southern Farm Bureau Life Insurance Company (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed August 2, 2017)

10.22*

Second Amendment, dated as of March 23, 2018, to the Note Purchase Agreement, dated as of October 1, 2015, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 26, 2018)

10.23*

Third Amendment, dated as of December 19, 2018, to the Note Purchase Agreement, dated as of October 1, 2015, as amended, entered into by Stericycle, Inc. and the holders of the notes party thereto (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed December 20, 2018)

10.24*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)

2018 10-K Annual Report	Stericycle, Inc. • 133

PART IV

10.25*†	First amendment to 2000 Plan (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2001)
10.26*†	Second amendment to 2000 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2001)
10.27*†	Third amendment to 2000 Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 filed December 20, 2002 (Registration No. 333-102097))
10.28*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.29*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.30*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.31*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.32*†	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.33*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.34*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.35*†	Stericycle, Inc. 2017 Long-Term Incentive Plan ("2017 Plan") (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.36†	Form of agreement for stock option grant under 2005, 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.37*†	Form of agreement for restricted stock unit award under 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.38*†	Form of agreement for performance-based restricted stock unit award under 2011 and 2014 Plans (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for 2016)
10.39*†	Form of Agreement for Stock Option Grant under 2008 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 15, 2018)
10.40*†	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 15, 2018)
10.41*†	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 15, 2018)
10.42*†	Form of Agreement for Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 15, 2018)
10.43*†	Form of Agreement for Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 15, 2018)
10.44*†	Form of Agreement for Performance-Based Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed March 15, 2018)
10.45*†

Form of Agreement for Performance-Based Restricted Stock Unit Award (Business Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed March 15, 2018)

10.46†	Form on Agreement of Stock Option Grant under 2017 Plan	x
10.47†	Form on Agreement of Stock Option Grant under 2017 Plan	x
10.48*†	Bonus conversion program (2018 plan year) (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for 2017)
10.49*†	Amended and Restated Employee Stock Purchase Plan effective May 24, 2017 (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.50†	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.51*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.52*†	Form of Director Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K for 2017)
10.53*†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for 2016)

2018 10-K Annual Report	Stericycle, Inc. • 134

PART IV

10.54*†	Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 30, 2016)
10.55*†	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for 2003)
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
99.1	Settlement Agreement dated October 17, 2017 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed October 18, 2017)
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	SBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

Item 16. Form 10-K Summary

None.

2018 10-K Annual Report	Stericycle, Inc. • 135

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2019

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

Dated: February 28, 2019

Name	Title	Date

/s/ CHARLES A. ALUTTO	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Charles A. Alutto

/s/ DANIEL V. GINNETTI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Daniel V. Ginnetti

/s/ RICHARD J. HOFFMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Richard J. Hoffman

/s/ ROBERT S. MURLEY	Chairman of the Board of Directors	February 28, 2019
Robert S. Murley

/s/ BRIAN P. ANDERSON	Director	February 28, 2019
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	February 28, 2019
Lynn D. Bleil

/s/ THOMAS D. BROWN	Director	February 28, 2019
Thomas D. Brown

/s/ THOMAS F. CHEN	Director	February 28, 2019
Thomas F. Chen

2018 10-K Annual Report	Stericycle, Inc. • 136

SIGNATURES

/s/ VERONICA M. HAGEN	Director	February 28, 2019
Veronica M. Hagen

/s/ CINDY J. MILLER	Director	February 28, 2019
Cindy J. Miller

/s/ MARK C. MILLER	Director	February 28, 2019
Mark C. Miller

/s/ KAY G. PRIESTLY	Director	February 28, 2019
Kay G. Priestly

/s/ MIKE S. ZAFIROVSKI	Director	February 28, 2019
Mike S. Zafirovski

2018 10-K Annual Report	Stericycle, Inc. • 137