Form 10-Q
period 2019-03-31
STERICYCLE INC
filed 2019-05-02
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(847) 367-5910

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRCL	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On April 30, 2019, there were 91,040,915 shares of the Registrant’s Common Stock outstanding.

2019 Q1 10-Q Report	Stericycle, Inc. • 2

Glossary of Defined Terms

Unless the context requires otherwise, “Company”, “Stericycle”, "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2018 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2018
Adjusted EBITDA	EBITDA adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
APAC	Asia Pacific
ASC 606	Accounting Standards Codification Topic 606 "Revenues from Contracts with Customers"
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASC 842	Accounting Standards Codification Topic 842 "Leases"
ASU	Accounting Standards Update
Canada ESPP	Canadian Employee Stock Purchase Plan
COR	Cost of revenues
COSO Framework	Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
CRS	Communication and Related Services
DOJ	United States' Department of Justice
EMEAA	Europe, Middle East, Africa and Asia
E.U.	European Union
EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	United States' Environmental Protection Agency
EPM	Enterprise Performance Management
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities and Exchange Act of 1934
Expert Solutions	Recall and return services
FASB	Financial Accounting Standards Board
FCPA	United States' Foreign Corrupt Practices Act
IRS	United States' Internal Revenue Service
PFA	Pre-filing agreement
PMO	Project Management Office
PSU	Performance-based restricted stock unit
RCS	Regulated Waste and Compliance Services
ROU	Right-of-use
RSU	Restricted stock unit
S&P	Standard & Poor's
SEC	United States Securities and Exchange Commission
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SOX	United States Sarbanes-Oxley Act of 2002
SQ	Small quantity
SQ Settlement	Small quantity medical waste customers class action settlement
Tax Act	United States Tax Cuts and Jobs Act of 2017
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	United States Generally Accepted Accounting Principles

2019 Q1 10-Q Report	Stericycle, Inc. • 3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

In millions, except per share data
	Three Months Ended March 31,
	2019	2018
Revenues	$830.1	$895.0
Cost of revenues	533.0	536.5
Gross profit	297.1	358.5
Selling, general and administrative expenses	280.4	304.4
Goodwill impairment	20.9	-
(Loss) income from operations	(4.2)	54.1
Interest expense, net	(27.6)	(25.0)
Other expense, net	(2.2)	-
(Loss) income before income taxes	(34.0)	29.1
Income tax expense	(3.6)	(6.6)
Net (loss) income	(37.6)	22.5
Net income attributable to noncontrolling interests	(0.2)	-
Net (loss) income attributable to Stericycle, Inc.	(37.8)	22.5
Mandatory convertible preferred stock dividend	-	(8.8)
Gain on repurchases of preferred stock	-	7.3
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(37.8)	$21.0
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.42)	$0.25
Diluted	$(0.42)	$0.25
Weighted average number of common shares outstanding:
Basic	90.7	85.5
Diluted	90.7	85.8

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q1 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In millions
	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(37.6)	$22.5

Other comprehensive income:
Currency translation adjustments	8.5	16.3
Amortization of cash flow hedge into income, net of tax expense ($0.1 and $0.1) for the three months ended March 31, 2019 and 2018, respectively	0.2	0.1
Total other comprehensive income	8.7	16.4

Comprehensive (loss) income	(28.9)	38.9
Less: comprehensive income attributable to noncontrolling interests	0.5	0.1
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(29.4)	$38.8

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q1 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$48.2	$34.3
Accounts receivable, less allowance for doubtful accounts of $72.7 in 2019 and $71.9 in 2018	600.9	599.6
Prepaid expenses	87.0	50.0
Other current assets	65.5	63.4
Total Current Assets	801.6	747.3
Property, plant and equipment, less accumulated depreciation of $709.5 in 2019 and $678.1 in 2018	760.0	743.5
Operating lease right-of-use assets	385.6	-
Goodwill	3,197.5	3,222.2
Intangible assets, less accumulated amortization of $535.9 in 2019 and $499.9 in 2018	1,599.7	1,637.7
Other assets	106.3	104.8
Total Assets	$6,850.7	$6,455.5
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$101.9	$104.3
Bank overdrafts	7.4	14.8
Accounts payable	210.7	225.8
Accrued liabilities	331.5	340.8
Operating lease liabilities	92.8	-
Other liabilities	41.7	47.5
Total Current Liabilities	786.0	733.2
Long-term debt, net	2,702.4	2,663.9
Long-term operating lease liabilities	297.5	-
Deferred income taxes	347.7	307.3
Long-term taxes payable	74.4	83.3
Other long-term liabilities	72.2	70.7
Total Liabilities	4,280.2	3,858.4

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), 0.0 issued and outstanding in 2019 and 2018, respectively	-	-
Common stock (par value $0.01 per share, 120.0 shares authorized, 90.8 and 90.7 issued and outstanding in 2019 and 2018, respectively)	0.9	0.9
Additional paid-in capital	1,171.2	1,162.6
Retained earnings	1,751.4	1,789.2
Accumulated other comprehensive loss	(356.9)	(365.3)
Total Stericycle, Inc.’s Equity	2,566.6	2,587.4
Noncontrolling interests	3.9	9.7
Total Equity	2,570.5	2,597.1
Total Liabilities and Equity	$6,850.7	$6,455.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q1 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(37.6)	$22.5
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	31.8	30.8
Intangible amortization	37.8	31.9
Stock-based compensation expense	4.3	7.1
Deferred income taxes	7.3	(18.3)
Asset impairment charges and gain on divestiture of business, net	18.9	9.8
Other, net	(0.4)	(0.3)
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(2.2)	(6.8)
Prepaid expenses	(11.7)	13.6
Accounts payable	(1.2)	(19.4)
Accrued liabilities	(18.4)	31.9
Other assets and liabilities	7.6	7.6
Net cash from operating activities	36.2	110.4
INVESTING ACTIVITIES:
Capital expenditures	(66.1)	(28.5)
Payments for acquisitions, net of cash acquired	(0.3)	(15.9)
Proceeds from divestiture of business	13.6	-
Other, net	0.5	0.3
Net cash from investing activities	(52.3)	(44.1)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(6.8)	(12.2)
Proceeds from foreign bank debt	7.4	1.9
Repayment of foreign bank debt	(1.9)	(2.8)
Repayment of term loan	(11.9)	(11.9)
Proceeds from senior credit facility	411.5	303.1
Repayment of senior credit facility	(359.6)	(332.1)
(Repayments of) proceeds from bank overdrafts, net	(6.9)	5.5
Payments of capital lease obligations	(0.8)	(1.6)
Proceeds from issuance of common stock, net of shares withheld for tax	0.3	3.7
Payments for repurchase of mandatory convertible preferred stock	-	(7.4)
Dividends paid on mandatory convertible preferred stock	-	(8.8)
Net cash from financing activities	31.3	(62.6)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	3.5
Net change in cash and cash equivalents	13.9	7.2
Cash and cash equivalents at beginning of period	34.3	42.2
Cash and cash equivalents at end of period	$48.2	$49.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$0.3	$11.2
Accrued capital expenditures	$16.9	$5.0
Interest paid during the period, net of capitalized interest	$21.7	$16.6
Income taxes paid during the period, net of refunds	$0.5	$2.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q1 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	0.0	$-	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1
Net (loss) income						(37.8)		0.2	(37.6)
Currency translation adjustment							8.2	0.3	8.5
Change in qualifying cash flow hedge, net of tax							0.2		0.2
Issuance of common stock for exercise of options, RSU vesting and employee stock purchases, net			0.1	-	(2.0)				(2.0)
Stock compensation expense					4.3				4.3
Change in noncontrolling interest					6.3			(6.3)	-
Balance as of March 31, 2019	0.0	$-	90.8	$0.9	$1,171.2	$1,751.4	$(356.9)	$3.9	$2,570.5

	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	0.7	$-	85.5	$0.9	$1,153.2	$2,029.5	$(287.0)	$12.0	$2,908.6
Cumulative effect of new accounting standard, net of tax						13.0			13.0
Net income						22.5		-	22.5
Currency translation adjustment							16.2	0.1	16.3
Change in qualifying cash flow hedge, net of tax							0.1		0.1
Issuance of common stock for exercise of options, RSU vesting and employee stock purchases, net			0.1	-	0.7				0.7
Repurchase and cancellation of convertible preferred stock	-	-			(14.7)	7.3			(7.4)
Preferred stock dividend						(8.8)			(8.8)
Stock compensation expense					7.1				7.1
Balance as of March 31, 2018	0.7	$-	85.6	$0.9	$1,146.3	$2,063.5	$(270.7)	$12.1	$2,952.1

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q1 10-Q Report	Stericycle, Inc. • 8

STERICYCLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Stericycle, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company's Condensed Consolidated Financial Statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control.  Outside shareholders' interests in subsidiaries are shown on the Condensed Consolidated Financial Statements as “Noncontrolling interests."

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made.  These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some areas where we make estimates include our allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, intangible asset valuations and long-lived asset and goodwill impairment assessments.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from our estimates.

Leases (Accounted for as of January 1, 2019 and thereafter under ASC 842): Operating leases are included in Operating lease ROU assets, Operating lease liabilities and Long-term operating lease liabilities on our Condensed Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, Current portion of long-term debt, and Long-term debt on our Condensed Consolidated Balance Sheets.

Operating lease ROU assets, operating lease liabilities and Long-term operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at

2019 Q1 10-Q Report	Stericycle, Inc. • 9

commencement date. Nearly all of our lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company uses an estimated incremental borrowing rate, which is based on information available at the lease commencement. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

Our leases generally do not require material variable lease payments and generally do not contain options to purchase the leased property, any material residual value guarantees, or material restrictive covenants. At commencement, the operating lease ROU asset is equal to the lease liability and is adjusted for lease incentives and initial direct costs incurred. We review all options for the Company to extend, terminate, or purchase its right of use assets at the commencement of the lease and on an ongoing basis and account for these options when they are reasonably certain of being exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, including payments for common area maintenance and vehicle maintenance costs, which are accounted for separately for each class of underlying assets.

In addition, the Company applies the short-term lease recognition exemption for leases with terms at commencement of not greater than 12 months.

Adoption of New Accounting Standards:

Leases

In February 2016, the FASB issued ASC 842. The amended guidance, which was effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and previously classified as operating leases.  The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented.

The Company elected to apply a package of practical expedients which allowed us to not reassess at transition: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.

The standard had a material impact on our Consolidated Balance Sheets, but did not have an impact on our Consolidated Statements of (Loss) Income. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged (see Note 5 – Leases).

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends the hedge accounting recognition and presentation requirements with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions.  In addition, ASU 2017-12 makes improvements to simplify the application of the hedge accounting guidance.  ASU 2017-12 was effective for us on January 1, 2019, and the adoption did not have a material impact on our Consolidated Financial Statements.

2019 Q1 10-Q Report	Stericycle, Inc. • 10

Stranded Tax Effects

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Act to be reclassified to retained earnings.  ASU 2018-02 was effective for us on January 1, 2019.  The adoption of ASU 2018-02 did not have a material impact on our Consolidated Financial Statements.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 extends the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for us on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our Consolidated Financial Statements.

Changes in Stockholders Equity and Noncontrolling Interest

In August 2018, the SEC issued the final rule on Regulation S-X, Rule 3-04 (“Rule 3-04”) requiring entities to disclose changes in stockholders’ equity in the form of a reconciliation for the current and comparative year-to-date interim periods, with subtotals for each interim period. The Company adopted Rule 3-04 in the first quarter of fiscal 2019.

Accounting Standards Issued But Not Yet Adopted

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments.  ASU 2016-13 replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates.  The amended guidance is effective for us on January 1, 2020.  We are evaluating the impact of adopting ASU 2016-13 on our Consolidated Financial Statements.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Goodwill and Other Intangibles- Internal Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software.  The accounting for any hosting contract is unchanged. ASU 2018-15 is effective on January 1, 2020 with early adoption permitted, including adoption in any interim period.  We are evaluating the impact of adopting ASU 2018-15 on our Consolidated Financial Statements.

2019 Q1 10-Q Report	Stericycle, Inc. • 11

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents our revenues disaggregated by service and primary geographical regions, and includes a reconciliation of disaggregated revenue to revenue reported by our reportable segments, Domestic and Canada RCS and International RCS:

In millions
	Three Months Ended March 31, 2019
Reportable Segment	Domestic and Canada RCS		International RCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$283.1	$10.1	$62.1	$42.2	$-	$397.5
Secure Information Destruction Services	182.1	16.0	30.7	3.2	-	232.0
Manufacturing and Industrial Services	54.1	5.3	1.0	7.3	-	67.7
Hazardous Waste Solutions	71.7	-	-	-	-	71.7
Communication Services	-	4.0	3.1	-	34.6	41.7
Expert Solutions	-	2.4	1.7	-	15.4	19.5
Total	$591.0	$37.8	$98.6	$52.7	$50.0	$830.1

In millions
	Three Months Ended March 31, 2018
Reportable Segment	Domestic and Canada RCS		International RCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$292.8	$9.8	$65.3	$52.0	$-	$419.9
Secure Information Destruction Services	170.3	16.2	30.4	3.0	-	219.9
Manufacturing and Industrial Services	58.8	5.5	8.7	12.8	-	85.8
Hazardous Waste Solutions	77.5	-	-	-	-	77.5
Communication Services	-	4.5	5.3	-	39.7	49.5
Expert Solutions	-	3.1	2.8	-	36.5	42.4
Total	$599.4	$39.1	$112.5	$67.8	$76.2	$895.0

Contract Liabilities

Contract liabilities at March 31, 2019 and December 31, 2018 were $13.5 million and $15.0 million, respectively. The contract liabilities as of March 31, 2019 are expected to be recognized in Revenues, as the amounts are earned, during the remainder of 2019.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.3 years.

During the three months ended March 31, 2019 and 2018, we amortized $2.2 million and $1.6 million, respectively, of deferred sales incentives to SG&A.

2019 Q1 10-Q Report	Stericycle, Inc. • 12

Total contract acquisition costs at March 31, 2019 and December 31, 2018 were classified as follows:

In millions
	March 31, 2019	December 31, 2018
Other current assets	$8.5	$8.5
Other assets	24.3	23.3
Total contract acquisition costs	$32.8	$31.8

NOTE 3 – RESTRUCTURING AND DIVESTITURES

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation with the objective to improve long-term operational and financial performance which we expect to complete by 2022.  Through March 31, 2019, we have substantially incurred the originally anticipated employee termination charges, including incremental charges related principally to executive management, in connection with our initial restructuring estimate. As the Company continues to consider each key initiative of the Business Transformation additional charges may be recorded.  The amount, timing and recognition of any such charges will be affected by the occurrence of commitments and triggering events, as defined under U.S. GAAP, among other factors.

During the three months ended March 31, 2019, we recognized $5.3 million in charges related to executive and employee termination costs of which $4.6 million was recognized within All Other, $0.6 million within our International RCS reportable segment and $0.1 million in our Domestic and Canada RCS reportable segment. These amounts are reflected as part of SG&A in the Condensed Consolidated Statements of (Loss) Income and will be paid out over approximately two years. As of March 31, 2019 approximately $5.1 million in future payments remained outstanding.

Divestitures

During the three months ended March 31, 2019, we completed, as part of our portfolio rationalization, the sale of the non-core U.K. based texting business that was part of our International RCS reportable segment. The proceeds of the sale were $14.9 million, including a $1.3 million note receivable due in six months from the closing of the transaction, resulting in a pre-tax gain of approximately $5.8 million, which is recognized in SG&A.

During the three months ended March 31, 2018, we recognized non-cash impairment charges of $4.1 million in connection with changes in the fair value of assets held for sale in the U.K.  These charges are included in SG&A in the Condensed Consolidated Statements of (Loss) Income.

2019 Q1 10-Q Report	Stericycle, Inc. • 13

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	Domestic and Canada RCS	International RCS	Total
Balance as of December 31, 2018	$2,848.4	$373.8	$3,222.2
Goodwill acquired during period	0.3	-	0.3
Purchase accounting adjustments	(2.1)	-	(2.1)
Impairment during the period	-	(20.9)	(20.9)
Divestiture of business	-	(6.2)	(6.2)
Changes due to foreign currency fluctuations	2.6	1.6	4.2
Balance as of March 31, 2019	$2,849.2	$348.3	$3,197.5

During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of our Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value.

Factors that contributed to the estimated fair value of the Latin America reporting unit as of March 31, 2019, included continued challenges and volatility in certain of our markets due to declining market trends, cost pressures and insights from strategic developments.

These items were factored into updates to our forecasted cash-flow assumptions during the first quarter to reflect our current outlook.  As a result of this impairment assessment, we recognized $20.9 million of non-cash goodwill impairment charges related to our Latin America reporting unit.  Following the impairment, the Latin America reporting unit has no remaining goodwill.

Accumulated non-cash impairment charges by segment as of March 31, 2019 were as follows:

In millions
2019
International RCS	$158.3
All Other	286.3
Total	$444.6

2019 Q1 10-Q Report	Stericycle, Inc. • 14

Other Intangible Assets:

As of March 31, 2019 and December 31, 2018, the values of other intangible assets were as follows:

In millions
	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,588.5	$527.5	$1,061.0	$1,591.5	$492.0	$1,099.5
Covenants not-to-compete	5.1	3.4	1.7	5.1	3.2	1.9
Tradenames	4.2	1.3	2.9	3.9	1.2	2.7
Other	12.2	3.7	8.5	12.3	3.5	8.8
Indefinite lived intangibles:			-
Operating permits	212.2	-	212.2	212.5	-	212.5
Tradenames	313.4	-	313.4	312.3	-	312.3
Total	$2,135.6	$535.9	$1,599.7	$2,137.6	$499.9	$1,637.7

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2018	$1,637.7
Intangible assets acquired during the period	0.2
Valuation adjustments for prior year acquisitions	2.5
Divestiture of business	(5.7)
Amortization during the period	(37.8)
Changes due to foreign currency fluctuations	2.8
Balance as of March 31, 2019	$1,599.7

The estimated amortization expense for each of the next five years (based upon exchange rates at March 31, 2019) is as follows for the years ended December 31:

In millions
2019	$144.5
2020	140.0
2021	135.7
2022	134.1
2023	131.5

2019 Q1 10-Q Report	Stericycle, Inc. • 15

NOTE 5 – LEASES

We have operating leases for transfer sites, processing facilities, communication centers, corporate and regional offices, vehicles, and certain equipment.

The components of net lease cost were as follows:

In millions
Three Months Ended March 31, 2019
Operating lease cost	$29.2
Finance lease cost
Amortization of leased assets	1.1
Interest on lease liabilities	0.2
Net lease cost (1)	$30.5
(1)	Short-term lease cost, variable lease cost and sublease income were not significant during the period.

Supplemental cash flow information related to leases was as follows:

In millions
Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29.3)
Operating cash flows from finance leases	(0.2)
Financing cash flows from finance leases	$(0.8)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29.2
Finance leases	$-

Finance lease assets, net of accumulated amortization, were $21.4 million as of March 31, 2019 and are include in Property, Plant and Equipment, net on the Condensed Consolidated Balance Sheet.

Information regarding lease terms and discount rates is as follows:

In millions
March 31, 2019
Weighted average remaining lease term (years):
Operating leases	6.0
Finance leases	6.5
Weighted average discount rate:
Operating leases	3.9%
Finance leases	5.9%

2019 Q1 10-Q Report	Stericycle, Inc. • 16

Maturities of lease liabilities were as follows:

In millions
	Operating Leases	Finance Leases
2019 (remaining 9 months)	$81.8	$3.7
2020	91.9	5.3
2021	73.7	2.5
2022	54.8	2.2
2023	40.0	2.0
thereafter	95.3	5.8
Total lease payments	437.5	21.5
Less: interest	47.1	2.8
Present value of lease liabilities	$390.4	$18.7

As of March 31, 2019, we had additional operating leases, primarily related to our new corporate headquarters, which have not yet commenced of $49.3 million. These operating leases are expected to commence in fiscal years 2019 and 2020 with lease terms of 1 to 15 years.

NOTE 6 – DEBT

Long-term debt consisted of the following:

In millions
	March 31, 2019	December 31, 2018
$1.2 billion senior credit facility, due in 2022	$633.9	$583.3
$950 million term loan, due in 2022	890.6	902.5
$125 million private placement notes, due in 2019	125.0	125.0
$225 million private placement notes, due in 2020	225.0	225.0
$150 million private placement notes, due in 2021	150.0	150.0
$125 million private placement notes, due in 2022	125.0	125.0
$200 million private placement notes, due in 2022	200.0	200.0
$100 million private placement notes, due in 2023	100.0	100.0
$150 million private placement notes, due in 2023	150.0	150.0
Promissory notes and deferred consideration weighted average maturity 2.6 years at 2019 and 2.7 years at 2018	114.3	120.9
Foreign bank debt weighted average maturity 1.6 years at 2019 and 1.9 years at 2018	82.8	76.7
Obligations under capital leases	18.7	20.3
Total debt	2,815.3	2,778.7
Less: current portion of total debt	101.9	104.3
Less: unamortized debt issuance costs	11.0	10.5
Long-term portion of total debt	$2,702.4	$2,663.9

Our senior credit facility, term loan, and the private placement notes all require us to comply with the same financial, reporting and other covenants and restrictions, including a restriction on dividend payments.  At March 31, 2019, we were in compliance, at an elevated level, with all of our financial debt covenants, although the Company’s level of leverage is higher than anticipated.  Based upon the Company’s current financial projections, it is reasonably likely that the Company could exceed a Debt/EBITDA leverage threshold (leverage covenant) under these facilities at some point in 2019.  This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Company’s credit facilities, or seeking temporary relief from the leverage covenant from our lenders. Our senior credit facility, term loan, and private placement notes rank pari passu to each other and all other unsecured debt obligations.

2019 Q1 10-Q Report	Stericycle, Inc. • 17

The Company has the ability and intent to use some of its availability under the revolving credit facility to refinance the $125 million private placement notes due in 2019, and accordingly has presented the balance of these notes within the long-term portion of total debt as of March 31, 2019.

Amounts committed to outstanding letters of credit, the unused portion of our senior credit facility and other letters of credit outstanding as of March 31, 2019 and December 31, 2018, were as follows:

In millions
	March 31, 2019	December 31, 2018
Outstanding letters of credit under senior credit facility	$50.4	$63.1
Unused portion of the revolving credit facility	515.7	553.6
Other letters of credit outstanding	52.2	52.2

NOTE 7 – INCOME TAXES

Income tax expense was $3.6 million in the first quarter of 2019 compared to $6.6 million in the first quarter of 2018.  The effective tax rates in the first quarter of 2019 and 2018 were (10.7%) and 22.7%, respectively.  The negative effective tax rate for the three months ended March 31, 2019 is due to the impact of the goodwill impairment and valuation allowances recognized against current period losses in several countries.  The effective tax rate for the three months ended March 31, 2018 was impacted by certain tax reserve and deferred tax adjustments.

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

The Company has filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The Company recorded a liability for this uncertain tax position in 2018. Any positive income tax benefit resulting from it in a future period will be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

NOTE 8 – FAIR VALUE MEASUREMENTS

For our derivative financial instruments, we use a market approach valuation technique based on observable market transactions of spot and forward rates.

As of March 31, 2019 and December 31, 2018, we recognized an asset of $0.3 million and $0.3 million, respectively, established using Level 2 inputs, related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets as of March 31, 2019 and December 31, 2018.  The objective of the swap is to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary.

2019 Q1 10-Q Report	Stericycle, Inc. • 18

Our contingent consideration liabilities, recorded using Level 3 inputs, as of March 31, 2019 and December 31, 2018 were classified as follows:

In millions
	March 31, 2019	December 31, 2018
Other liabilities	$2.7	$2.8
Other long-term liabilities	7.5	7.5
Total contingent consideration	$10.2	$10.3

Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur.  These events are usually the achievement of targets for revenues, earnings, or other milestones related to the business acquired.  We arrive at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.  The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance.  If the financial performance measures were all fully met, our maximum liability would be $13.5 million as of March 31, 2019.  Contingent consideration liabilities are reassessed each reporting period.

Changes to contingent consideration were as follows:

In millions
Contingent consideration as of December 31, 2018	$10.3
Changes due to foreign currency fluctuations	(0.1)
Contingent consideration as of March 31, 2019	$10.2

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions or the remeasurement of assets resulting in impairment charges.  See Note 4 –– Goodwill And Other Intangibles for further discussion of impairment charges recognized during the quarter.

Fair Value of Debt: At March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s debt obligations, using Level 2 inputs, compared to the carrying value was as follows:

In billions
	March 31, 2019	December 31, 2018
Fair value of debt obligations	$2.81	$2.75
Carrying value of debt obligations	2.82	2.78

The fair value was estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, accounts payable and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value, using Level 3 inputs.

2019 Q1 10-Q Report	Stericycle, Inc. • 19

NOTE 9 – STOCK-BASED COMPENSATION

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs, and the ESPP included in SG&A in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended March 31,
	2019	2018
Stock option plan	$2.0	$3.0
RSUs	1.8	2.1
PSUs	0.2	1.6
ESPP	0.3	0.4
Total pre-tax expense	$4.3	$7.1

The decrease in expense during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 was primarily the result of forfeitures.

Stock Options:

Stock option activity for the three months ended March 31, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2019	4,896,386	$95.85
Granted	277,134	48.36
Exercised	(1,752)	47.24
Forfeited	(150,367)	86.79
Canceled or expired	(86,680)	84.21
Outstanding as of March 31, 2019	4,934,721	$93.62	3.9	$2.9
Exercisable as of March 31, 2019	3,842,475	$97.05	3.2	$1.1

At March 31, 2019, there was $18.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.8 years. Current period grants vest over a period of three years.

For the three months ended March 31, 2019 and 2018, the intrinsic value of options exercised was $- million and $0.6 million, respectively.  The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

2019 Q1 10-Q Report	Stericycle, Inc. • 20

The Company uses historical data to estimate expected life and volatility.

The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended March 31,
	2019	2018
Stock options granted (shares)	277,134	338,334
Weighted average fair value at grant date	$14.15	$16.87
Assumptions:
Expected term (in years)	4.39	4.89
Expected volatility	30.58%	25.33%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.41%	2.57%

Restricted Stock Units:

RSU activity for the three months ended March 31, 2019, is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested at January 1, 2019	429,810	$72.02
Granted	210,028	48.34
Vested and Released	(79,601)	76.32
Forfeited	(33,248)	72.55
Non-vested as of March 31, 2019	526,989	$61.89	2.0	$28.7

At March 31, 2019, there was $29.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.2 years.  The fair value of RSUs that vested during the three months ended March 31, 2019 was $3.9 million. Current period grants vest over a period of three years.

Performance-Based Restricted Stock Units:

PSU activity for the three months ended March 31, 2019, is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	115,508	$63.77
Granted	145,514	48.44
Vested and Released	(63,219)	63.35
Forfeited	(57,786)	61.95
Non-vested as of March 31, 2019	140,017	$48.78

At March 31, 2019, there was approximately $5.0 million of total unrecognized compensation expense related to the 2019 installments of PSUs. At March 31, 2019, approximately 249,000 of additional installments of PSUs exist which will vest, or not, based on achievement of performance goals to be established for fiscal years 2020 through 2021.

2019 Q1 10-Q Report	Stericycle, Inc. • 21

NOTE 10 – (LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

In millions, except per share data
	Three Months Ended March 31,
	2019	2018
Numerator:
Net (loss) income attributable to Stericycle, Inc.	$(37.8)	$22.5
Mandatory convertible preferred stock dividend	-	(8.8)
Gain on repurchases of preferred stock	-	7.3
Numerator for basic (loss) earnings per share attributable to Stericycle, Inc. common shareholders	$(37.8)	$21.0
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares	90.7	85.5
Effect of dilutive securities:
Stock-based compensation awards (1)	-	0.3
Mandatory convertible preferred stock (2)	-	-
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and after assumed exercises	90.7	85.8
(Loss) earnings per share – Basic	$(0.42)	$0.25
(Loss) earnings per share – Diluted (1)	$(0.42)	$0.25
(1)

For the three months ended March 31, 2019, 67 incremental shares (in thousands) related to RSU’s were not included in the computation of diluted loss per share because of the net loss during this period.

(2)

Weighted average common shares (in thousands), issuable upon the assumed conversion of the Series A, totaling 4,903, were excluded from the computation of diluted earnings per share for the three months ended March 31, 2018, as such conversion would have been anti-dilutive.

For the three months ended March 31, 2019 and 2018, options to purchase shares (in thousands) of 4,888 and 4,700, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three months ended March 31, 2019 and 2018, RSUs (in thousands) of 412 and 51, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

During the three months ended March 31, 2019 and 2018, all of the Company’s outstanding PSUs were subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period.  These outstanding PSUs were excluded from the (loss) earnings per share calculation for the three months ended March 31, 2019 and 2018 as the performance conditions were not satisfied as of the end of the respective periods.

2019 Q1 10-Q Report	Stericycle, Inc. • 22

NOTE 11 – SEGMENT REPORTING

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended March 31,
	2019	2018
Revenues:
Domestic and Canada RCS	$628.8	$638.5
International RCS	151.3	180.3
All Other	50.0	76.2
Total	$830.1	$895.0
Adjusted EBITDA:
Domestic and Canada RCS	$154.6	$190.0
International RCS	23.9	33.0
All Other	(41.7)	(33.7)
Total	$136.8	$189.3

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to (Loss) income from operations:

In millions
	Three Months Ended March 31,
	2019	2018
Reportable Segments Adjusted EBITDA	$136.8	$189.3
Depreciation	(31.8)	(30.8)
Business Transformation	(20.5)	(22.1)
Intangible Amortization	(37.8)	(31.9)
Acquisition and Integration	(1.9)	(4.1)
Operational Optimization	(3.6)	(8.9)
Divestitures	2.8	(4.1)
Litigation, Settlements and Regulatory Compliance	(9.8)	(27.5)
Impairment	(22.5)	-
Other	(15.9)	(5.8)
(Loss) income from operations	$(4.2)	$54.1

There were no significant changes in total assets by segment from the information provided in our 2018 Form 10-K.

NOTE 12 – ENVIRONMENTAL REMEDIATION LIABILITIES

Total environmental liabilities at March 31, 2019 and December 31, 2018, were classified as follows:

In millions
	March 31, 2019	December 31, 2018
Accrued liabilities	$4.5	$5.3
Other long-term liabilities	27.8	28.2
Total environmental liabilities	$32.3	$33.5

We project payments over approximately 30 years.

2019 Q1 10-Q Report	Stericycle, Inc. • 23

NOTE 13 – LEGAL PROCEEDINGS

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

2019 Q1 10-Q Report	Stericycle, Inc. • 24

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

The court held a fairness hearing on March 8, 2018 and granted approval of the Proposed MDL Settlement that same day.  The Proposed MDL Settlement became finally effective on June 7, 2018 (the “Final Settlement”), and the Company funded the Final Settlement on July 6, 2018.

Certain class members who have opted out of the Final Settlement have filed lawsuits against the Company, and the Company will defend and resolve those actions.  The Company has accrued its estimate of the probable loss for these collective matters, which is not material.

Securities Class Action Lawsuit.  On July 11, 2016, two purported stockholders filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois.  The plaintiffs purported to sue for themselves and on behalf of all purchasers of our publicly traded securities between February 7, 2013 and April 28, 2016, inclusive, and all those who purchased securities in our public offering of depositary shares, each representing a 1/10th interest in a share of our mandatory convertible preferred stock, on or around September 15, 2015.  The complaint named as defendants the Company, our directors and certain of our current and former officers, and certain of the underwriters in the public offering.  The complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, promulgated thereunder.  The complaint alleges, among other things, that the Company imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts, and that defendants failed to disclose those alleged practices in public filings and other statements issued during the proposed class period beginning February 7, 2013 and ending April 28, 2016.  Plaintiffs filed an Amended Complaint on August 4, 2016 and a Corrected Amended Complaint on October 21, 2016.

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

2019 Q1 10-Q Report	Stericycle, Inc. • 25

The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached an agreement in principle for settlement in December 2018 (the “Proposed Securities Class Action Settlement”).

As we disclosed on December 20, 2018, the terms of the Proposed Securities Class Action Settlement provided that the Company would establish a common fund of $45 million, from which would be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration.  In the Proposed Securities Class Action Settlement, we admitted no fault or wrongdoing whatsoever.  We entered into the Proposed Securities Class Action Settlement in order to avoid the cost and uncertainty of litigation.

On February 14, 2019, the Company executed a definitive written settlement agreement (the “Settlement”), which incorporated the terms of the agreement in principle announced in December 2018.  The Settlement incorporated the terms of the Proposed Securities Class Action Settlement, described above.  Under the terms of the Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Settlement to avoid the cost and uncertainty of litigation.  The Settlement provided that, upon final approval by the Court following a fairness hearing, it would fully and finally resolve all claims against the Company alleged in the Securities Class Action.

On February 25, 2019, plaintiffs in the Securities Class Action filed Plaintiffs’ Unopposed Motion for an Order Preliminarily Approving Class Settlement and Authorizing Dissemination of Notice of Settlement (the “Preliminary Approval Motion”).  The Preliminary Approval Motion asked the Court to preliminarily approve the Settlement, to approve the manner and content of the notice to be given to potential class members, and to set a schedule for, among other things, deadlines for potential class members to file claims, object to the Settlement, or seek exclusion from the Settlement class.  The Court approved the Preliminary Approval Motion on March 12, 2019, and the Company funded the settlement on March 25, 2019.  The large majority of the $45 million common fund has been funded by the Company’s insurers.  The Court has scheduled a fairness hearing for July 22, 2019.

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

On June 29, 2017, the Court entered an agreed order consolidating the two putative derivative actions for all purposes under the caption Kaushal Shah v. Charles A. Alutto, et al. On July 11, 2017, the Court entered a further agreed order appointing lead counsel for plaintiffs and staying the action pending resolution of the motion to dismiss the securities class action discussed above.  Pursuant to the agreed order,

2019 Q1 10-Q Report	Stericycle, Inc. • 26

defendants reserved all potential defenses to both actions, should the stay be lifted.  On February 14, 2019, the Court entered an Agreed Order to Lift Stay and Set Briefing Schedule, under which the Court lifted the stay of litigation, granted plaintiffs leave to file an amended complaint on or before April 15, 2019, and set a briefing schedule for a motion to dismiss by the Company.  On April 18, 2019, by stipulation of the parties, the Court entered an order extending these deadlines until after the fairness hearing in Rick Siu v. Mark C. Miller, described below.  In the event the Court approves the settlement on that action, plaintiffs in Kaushal Shah v. Charles A. Alutto agree to dismiss their action within 7 days after that settlement becomes final.

On March 26, 2018, Alvin Janklow v. Charles A. Alutto, et al., was filed in the Federal District Court for the District of Delaware.  On April 16, 2018, John Brennan v. Charles A. Alutto, et al., was filed in the same court.  On May 16, 2018, the Court entered an order consolidating Brennan and Janklow.  On April 18, 2018, the company filed a motion to stay the combined Janklow and Brennan cases, and the Court granted the Company’s motion.  On January 11, 2019, the parties stipulated to, and the Court entered an order, lifting the stay to allow the Company to file a motion to dismiss and setting a briefing schedule on that motion.  On January 25, 2019, Stericycle filed its motion to dismiss; on February 25, 2019, Plaintiffs filed an opposition to the motion; the Company filed its reply on March 12, 2019.  On March 19, 2019, Plaintiffs filed a motion for leave to file a sur-reply, which the Company has opposed.

On April 12, 2018, Rick Siu v. Mark C. Miller, et al., was filed in Delaware Chancery Court.  By agreement of the parties, the Siu case was stayed by order of the Court on May 24, 2018, pending resolution of the motion to dismiss the securities class action discussed above.  The parties subsequently engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter.  On February 25, 2019, the parties executed and filed with the Court a written Stipulation and Agreement of Settlement, Compromise, and Release (the “Siu Settlement”).  Under the Siu Settlement, the Defendants will implement and/or maintain certain corporate governance changes for a period of four years following approval of the settlement.  In addition, the Company expects to receive payment from applicable insurance in the amount of $7.5 million, less any amounts ordered by the Court to be paid for Plaintiff’s attorneys’ fees and expenses or as a service award to Plaintiff.

Neither the Company nor the Defendants have admitted any fault or wrongdoing whatsoever in connection with the Siu Settlement, but have entered into the Siu Settlement in order to avoid the cost and uncertainty of litigation.  The Siu Settlement remains subject to Court approval at a final hearing, which the Court has scheduled for July 30, 2019.

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

2019 Q1 10-Q Report	Stericycle, Inc. • 27

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

We intend to vigorously defend ourselves against each of the derivative lawsuits

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

2019 Q1 10-Q Report	Stericycle, Inc. • 28

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

The Company has accrued the total amount of the agreement in principle.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements that involve risks and uncertainties, some of which are beyond our control (for example, general economic and market conditions).  Statements pertaining to our portfolio rationalization, business transformation, capital expenditures, cost savings initiatives and remediation efforts with respect to identified material weaknesses contain forward-looking statements.  When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.  Actual results could differ significantly from the results described here.  Factors that could cause such differences include changes in governmental

2019 Q1 10-Q Report	Stericycle, Inc. • 29

regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our ERP or execute on Business Transformation initiatives and achieve the anticipated benefits and cost savings, charges related to the portfolio rationalization strategy or the failure of this strategy to achieve the desired results, failure to consummate strategic alternative transactions with respect to CRS or other non-core businesses, potential charges related to a strategic alternative transactions with respect to CRS, or the failure of any such transactions to achieve desired results, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in private placement notes and credit agreements, a downgrade in our credit rating resulting in  an increase in interest expense, political, economic, inflationary, currency and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the FCPA, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, changes in the demand and price for recycled paper, failure to maintain an effective system of internal control over financial reporting, delays in implementing remediation efforts with respect to existing material weaknesses, identification of additional material weaknesses, failure of current remediation efforts to address existing material weaknesses, disruptions in or attacks on information technology systems, as well as other factors described in filings with the SEC, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  To the extent permitted under applicable law, we make no commitment to disclose any subsequent revisions to forward-looking statements.

The following discussion of Stericycle’s financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes in Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report and our Consolidated Financial Statements and related notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.

Overview

Stericycle is a multinational business-to-business services provider with a core purpose to help our customers fulfill their promise by providing solutions that protect people and brands, promote health, and safeguard the environment.  We are focused on driving long-term growth, profitability, and delivering enhanced shareholder value and operate in highly regulated markets which, we believe will continue to grow as a result of a number of factors (see Part I. Item 1. Business, in our 2018 Form 10-K).  We aim to take advantage of that growth both organically, by focusing on enhancing our service offerings and platforms, and by acquisitions in what we believe are highly fragmented industries.  We serve customers in all 50 states of the U.S., Puerto Rico, and in 21 other countries.  As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation.

For further information on the Company’s business, segments, and services, see Part I. Item 1. Business, in our 2018 Form 10-K.

2019 Q1 10-Q Report	Stericycle, Inc. • 30

The following table identifies key strategies and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) income for the three months ended March 31, 2019 and 2018, respectively:

In millions
	Three Months Ended March 31,
	2019	2018
Pre-tax items:
Included in COR
Operational Optimization	$2.0	$-
Impairment	1.6	-
Total included in COR	3.6	-

Included in SG&A
Business Transformation	20.5	22.1
Intangible Amortization	37.8	31.9
Acquisition and Integration	1.9	4.1
Operational Optimization	1.6	8.9
Divestitures	(2.8)	4.1
Litigation, Settlements and Regulatory Compliance	9.8	27.5
Other	15.9	5.8
Total included in SG&A	84.7	104.4

Goodwill Impairment	20.9	-

Included in Other expense, net
Other (including highly inflationary exchange loss)	1.1	-
Capital Allocation (debt modification fees)	-	2.7
Total included in Other expense, net	1.1	2.7
Total pre-tax	$110.3	$107.1

After tax items:
Capital Allocation (preferred dividends)	$-	$8.8
Total after-tax	$-	$8.8

Business Transformation

The Business Transformation is based on a strategic vision to build a best-in-class EPM operating model to enable the Company to operate more efficiently, provide an enhanced experience to customers, better capitalize on future growth opportunities and establish greater controls and oversight to drive more consistent results.  Additionally, a key component to the Business Transformation is the implementation of an ERP system which will leverage standard processes throughout the organization to accelerate decision making, expedite acquisition integration, remediate compliance and control issues, and enable real-time analytics.

See Divestiture section below for further information regarding recent activity and related financial impacts associated with our Portfolio Rationalization strategy.

2019 Q1 10-Q Report	Stericycle, Inc. • 31

For the three months ended March 31, 2019 and 2018 and for the cumulative period since inception of Business Transformation, we have recognized the following charges:

In millions
	Three Months Ended March 31,
	2019	2018	Cumulative Since Inception
Included in COR
Exit costs - employee termination	$-	$-	$0.7
Other related expenses	-	-	0.4
Non-cash charges	-	-	7.7
Total included in COR	-	-	8.8

Included in SG&A
Exit costs - executive and employee termination	5.3	0.5	19.8
Internal costs	2.2	2.5	17.8
Consulting and professional fees	7.6	18.2	68.9
Software usage/maintenance fees	4.4	0.6	8.9
Other related expenses	1.0	0.3	6.4
Non-cash charges	-	-	3.8
Total included in SG&A	20.5	22.1	125.6
Total charges	$20.5	$22.1	$134.4

Non-cash impairment charges	$-	$-	$11.5
Cash charges (including stock based compensation)	$20.5	$22.1	$122.9

Capital expenditures	$31.0	$-	$59.9

As we continue to evolve our future information systems strategy, in conjunction with our implementation of a global ERP system we may identify further items that will be abandoned or whose useful lives may be shortened, resulting in additional impairment charges and/or increases in depreciation/amortization charges.

Business Transformation charges were primarily incurred in our All Other reportable segment for the three months ended March 31, 2019 and 2018, respectively.

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

Intangible Amortization

For the three months ended March 31, 2019 and 2018, the Company recognized $37.8 million and $31.9 million, respectively, of intangible amortization expense from acquisitions in the Condensed Consolidated Statements of (Loss) Income. The increase in amortization is a result of reassessing the remaining useful lives of certain intangible assets in connection with our annual review in the fourth quarter of 2018.

2019 Q1 10-Q Report	Stericycle, Inc. • 32

Acquisition and Integration

For the three months ended March 31, 2019 and 2018, we recognized the following Acquisition and Integration expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended March 31,
	2019	2018
Acquisition expenses	$1.8	$1.6
Integration expenses	0.1	2.0
Unfavorable change in contingent consideration	-	0.5
Total	$1.9	$4.1

The results of operations of our acquired businesses have been included in the Condensed Consolidated Statements of (Loss) Income from the date of each such acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s results of operations.

Operational Optimization

For the three months ended March 31, 2019, we recognized the following Operational Optimization expenses, in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Closure and exit costs - other	$-	$1.5	$-	$1.5
Non-cash charges	2.0	-	-	2.0
Other expenses	0.1	-	-	0.1
Total	$2.1	$1.5	$-	$3.6
•	Domestic and Canada RCS non-cash charges relate to impairment of long-lived assets; and
•	International RCS closure and exit costs - other mostly relate to site clean-up costs incurred in Latin America.

For the three months ended March 31, 2018, we recognized the following Operational Optimization expenses, in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Domestic and Canada RCS	International RCS	All Other	Total
Exit costs - employee termination	$-	$0.3	$-	$0.3
Closure and exit costs - other	-	0.9	1.6	2.5
Non-cash charges	-	4.7	-	4.7
Consulting and professional fees	1.4	-	-	1.4
Total	$1.4	$5.9	$1.6	$8.9
•

Domestic and Canada RCS consulting and professional fees related to charges to improve operational efficiency such as optimizing overall logistics and sales functions, primarily for our Secure Information Destruction locations;

2019 Q1 10-Q Report	Stericycle, Inc. • 33

•	International RCS non-cash charges related to impairments of long-lived assets, customer relationships and operating permits; and
•	All Other closure and exit costs – other related to the closure and consolidation of call centers in Domestic CRS.

Divestitures

For the three months ended March 31, 2019, we recognized a $5.8 million gain, in the Condensed Consolidated Statements of (Loss) Income, related to the divestiture of a U.K. based texting business for total proceeds of $14.9 million, including a $1.3 million note receivable due in six months from the closing of the transaction. We also incurred charges of $3.0 million of consulting and professional fees associated with our portfolio rationalization efforts, mostly in the U.S.

For the three months ended March 31, 2018, we recognized $4.1 million related to non-cash asset impairment charges arising from changes in the fair value of assets held for sale in the U.K. in the Condensed Consolidated Statements of (Loss) Income.

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation matters from time to time including the items detailed in Item 1. Financial Statements (Unaudited); Note 13 – Legal Proceedings.  Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees in the Condensed Consolidated Statements of (Loss) Income.

For the three months ended March 31, 2019 and 2018, we recognized $9.8 million and $27.5 million, respectively, of legal, settlement and regulatory compliance expenses, consulting and professional fees related to certain litigation matters.

Impairment

For the three months ended March 31, 2019 and 2018, we recognized the following impairment charges:

In millions
	Three Months Ended March 31,
	2019	2018
Impairments included in COR	$1.6	$-

Goodwill impairment:
Latin America reporting unit	$20.9	$-
Goodwill impairment	$20.9	$-

For the three months ended March 31, 2019, we recognized impairment charges related to software, as a result of rationalizing applications, of which $1.3 million was incurred in our All Other reportable segment and $0.3 million in our International RCS reportable segment.

As a result of an interim assessment performed in the first quarter of 2019, we recognized a non-cash goodwill impairment charge of $20.9 million related to our Latin America reporting unit. The goodwill impairment charge is discussed further below in the Goodwill Impairment section.

2019 Q1 10-Q Report	Stericycle, Inc. • 34

Other

During the three months ended March 31, 2019 and 2018, we recognized $15.9 million and $5.8 million, respectively, of consulting and professional services related to internal control remediation activities as well as the implementation of new accounting standards, in the Condensed Consolidated Statements of (Loss) Income.

For the three months ended March 31, 2019, we recognized a foreign exchange loss of $1.1 million, in the Condensed Consolidated Statements of (Loss) Income, related to the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy, effective July 1, 2018.

Capital Allocation

We declared and paid dividends of $8.8 million to the Series A shareholders during the three months ended March 31, 2018. The Series A was converted, in accordance with its terms of issuance, to common stock in September 2018 and as a result no dividends were due or payable for the three months ended March 31, 2019.

During the three months ended March 31, 2018, we recognized $2.7 million of debt modification charges related to amending our credit agreements.  These charges have been recorded as Interest expense, net in the Condensed Consolidated Statements of (Loss) Income.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated:

Financial results for the three months ended March 31, 2019 compared to the prior year include:

•

Revenues for the quarter ended March 31, 2019 were $830.1 million, a decrease of 7.3% compared to $895.0 million in the first quarter of last year. The effect of foreign exchange rates reduced revenues by $24.9 million and the expected declines within CRS, primarily due to declines in recall activity, reduced organic revenues by $28.0 million.  Divestitures net of acquisitions reduced revenues by $5.1 million.  Revenues were also impacted by extreme weather conditions and one less operating day compared to the same quarter in the prior year.  Organic revenues decreased 3.9%, reflecting 4.3% growth in Secure Information Destruction offset by CRS and the RCS business including non-recurring project-related revenue in the first quarter of 2018.

•

(Loss) Income from operations in the quarter was $(4.2) million, compared to $54.1 million in the first quarter of last year, due to a non-cash goodwill impairment charge related to Latin America, expected lower revenue, the impact of weather conditions and one less operating day, and higher operating costs that are not expected to continue in future periods.

•

Diluted loss per share was $0.42, compared to diluted earnings per share of $0.25 in the first quarter of last year, due to a non-cash goodwill impairment charge related to Latin America, current operating results, higher interest expense and effective tax rate, and the absence of gains on share repurchases this quarter as compared to first quarter 2018.

2019 Q1 10-Q Report	Stericycle, Inc. • 35

•

Cash flow from operations in the quarter was $36.2 million, compared to $110.4 million last year. The decrease was primarily a result of loss from operations and the timing of net working capital movements.  Capital expenditures were $66.1 million, an increase of $37.6 million compared to the first quarter of last year due to the expected timing of these payments.

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

Consolidated Revenues decreased $64.9 million, or 7.3%, in the first quarter of 2019 to $830.1 million from $895.0 million in the first quarter of last year.  Year on year movements in Revenue by service and Segment in the first quarter of 2019 compared to the same period in 2018 were as follows:

	In millions			Percentage Change %
	Three Months Ended March 31,
	2019	2018	Change	Organic	Acquisitions	Divestitures	Foreign Exchange	Change
Revenues by Service
Regulated Waste and Compliance Services	$469.2	$497.4	$(28.2)	(2.0%)	0.2%	(0.5%)	(3.4%)	(5.7%)
Secure Information Destruction Services	232.0	219.9	12.1	4.3%	2.7%	–	(1.5%)	5.5%
Communication and Related Services	61.2	91.9	(30.7)	(30.5%)	–	(2.2%)	(0.7%)	(33.4%)
Manufacturing and Industrial Services	67.7	85.8	(18.1)	(7.3%)	–	(8.8%)	(5.0%)	(21.1%)
Total Revenues	$830.1	$895.0	$(64.9)	(3.9%)	0.8%	(1.3%)	(2.9%)	(7.3%)

Revenues by Segment
Domestic and Canada RCS	$628.8	$638.5	$(9.7)	(1.9%)	1.1%	(0.4%)	(0.3%)	(1.5%)
International RCS	151.3	180.3	(29.0)	1.9%	–	(5.3%)	(12.7%)	(16.1%)
All Other	50.0	76.2	(26.2)	(34.4%)	–	–	–	(34.4%)
Total Revenues	$830.1	$895.0	$(64.9)	(3.9%)	0.8%	(1.3%)	(2.9%)	(7.3%)

Domestic and Canada RCS revenues decreased $9.7 million, or 1.5%, in the first quarter of 2019 to $628.8 million from $638.5 million in the first quarter of 2018.  The decrease was driven primarily by ongoing pricing impacts in RCS, as well as the impact of temporary facility closures as a result of the extreme weather during February, higher revenues in the first quarter of 2018 in hazardous waste and Manufacturing and Industrial due to natural disaster clean-up efforts and one less operating day versus

2019 Q1 10-Q Report	Stericycle, Inc. • 36

the first quarter of 2018. Organic revenues reduced $12.2 million, or 1.9% and acquisitions contributed $6.8 million, or 1.1%, to revenues.  Divestitures, primarily related to the U.S. clean room business, reduced revenues by $2.3 million, or 0.4%.

International RCS revenue decreased $29.0 million, or 16.1%, in the first quarter of 2019 to $151.3 million from $180.3 million in the first quarter of 2018.  The increase in International RCS segment organic revenues was $3.5 million, or 1.9% due to higher volumes in Regulated Waste and Compliance revenues as a result of the implementation of new sales strategies and higher Secure Information Destruction revenues, due to higher volumes, recycling revenues, and increases in fuel surcharge revenue.  Divestitures of businesses, primarily the U.K hazardous waste business and the recently completed texting business in the U.K. reduced revenues by $9.6 million, or 5.3%.  The effect of foreign exchange rates unfavorably impacted international revenues in 2019 by $22.9 million, or 12.7%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

All Other revenues, related to Domestic CRS, decreased $26.2 million, or 34.4%, in the first quarter of 2019 to $50.0 million from $76.2 million in 2018.  Revenues were impacted by reductions in CRS volumes due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019.

Gross Profit:

In millions
	Three Months Ended March 31,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	297.1	35.8%	358.5	40.1%	(61.4)	(17.1%)

Consolidated Gross profit decreased $61.4 million, or 17.1%, in the first quarter of 2019 to $297.1 million from $358.5 million in the first quarter of 2018.  As a percentage of Revenues, consolidated Gross profit decreased to 35.8% in the first quarter of 2019 compared to 40.1% in the first quarter of 2018.  The decrease in Gross profit was primarily due to lower revenues as discussed above, the impact of charges associated with our key strategies, and higher operational costs that are not expected to repeat in future periods.

International Gross profit is lower than domestic Gross profit because our international operations have fewer small account customers, which tend to generate higher Gross profit.  Historically, our international operations generate most of their revenues from large account customers, such as hospitals.  If our international revenues increase, consolidated Gross profit percentages may experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, operational optimization and domestic business expansion.

SG&A:

In millions
	Three Months Ended March 31,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	280.4	33.8%	304.4	34.0%	(24.0)	(7.9%)

Consolidated SG&A expenses decreased $24.0 million, or 7.9%, in the first quarter of 2019 to $280.4 million from $304.4 million in the first quarter of 2018.  The decrease was primarily the result of lower

2019 Q1 10-Q Report	Stericycle, Inc. • 37

charges associated with key strategies and other significant matters, which were $84.7 million in 2019 compared to $104.4 million in 2018. These matters are discussed above.

Goodwill Impairment

Goodwill impairment was $20.9 million in the first quarter of 2019.

During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of our Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value.

Factors that contributed to the estimated fair value of the Latin America reporting unit as of March 31, 2019, included continued challenges and volatility in certain of our markets due to declining market trends, cost pressures and insights from strategic developments.

These items were factored into updates to our forecasted cash-flow assumptions during the first quarter to reflect our current outlook.  As a result of this impairment assessment, we recognized $20.9 million of non-cash goodwill impairment charges related to our Latin America reporting unit. Following the impairment, the Latin America reporting unit has no remaining goodwill

Segment Profitability:

We use Adjusted EBITDA as the primary measure of profitability for each of our Reportable Segments – see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in our 2018 Form 10-K for an explanation of this measure.

2019 Q1 10-Q Report	Stericycle, Inc. • 38

Segment profitability and a reconciliation of the total for segment profitability to (loss) income from operations for the first quarters of 2019 and 2018, respectively, was as follows:

In millions
	Three Months Ended March 31,
	2019		2018		Change 2019 versus 2018
	$	% of Segment Revenues	$	% of Segment Revenues	$	%
Adjusted EBITDA
Domestic and Canada RCS	154.6	24.6%	190.0	29.8%	(35.4)	(18.6%)
International RCS	23.9	15.8%	33.0	18.3%	(9.1)	(27.6%)
All Other	(41.7)	(83.4%)	(33.7)	(44.2%)	(8.0)	23.7%
Total	136.8	16.5%	189.3	21.2%	(52.5)	(27.7%)

Reconciliation to (Loss) income from operations:
Total Adjusted EBITDA above	136.8		189.3
Depreciation	(31.8)		(30.8)
Business Transformation	(20.5)		(22.1)
Intangible Amortization	(37.8)		(31.9)
Acquisition and Integration	(1.9)		(4.1)
Operational Optimization	(3.6)		(8.9)
Divestitures	2.8		(4.1)
Litigation, Settlements and Regulatory Compliance	(9.8)		(27.5)
Impairment	(22.5)		-
Other	(15.9)		(5.8)
(Loss) income from operations	(4.2)		54.1

Adjusted EBITDA for our Domestic and Canada RCS reportable segment decreased $35.4 million, or 18.6%, in the first quarter of 2019 to $154.6 million from $190.0 million in the first quarter of 2018.  As a percentage of Domestic and Canada RCS revenues, Adjusted EBITDA was 24.6% and 29.8%, for the first quarters of 2019 and 2018, respectively.  This decrease was primarily a result of lower gross margins due to the impact of lower revenues over a fixed infrastructure, one less operating day, the impact of extreme weather and higher operational costs in 2019, which are not expected to continue in future periods.

Adjusted EBITDA for our International RCS reportable segment decreased $9.1 million, or 27.6%, in the first quarter of 2019 to $23.9 million from $33.0 million in the first quarter of 2018.  As a percentage of International RCS revenues, Adjusted EBITDA was 15.8% and 18.3% for the first quarters of 2019 and 2018, respectively.  This decrease as a percentage of revenues was primarily the result of lower gross profit percentage in Latin America, due to the impacts of lower revenue volume, partially offset by higher gross profit percentage in Europe as a result of the divestitures of the lower margin businesses in 2018.

Adjusted EBITDA for All Other decreased $8.0 million in the first quarter of 2019 to $(41.7) million from $(33.7) million in the first quarter of 2018.  The decrease is a result of lower revenues in our Domestic CRS business due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019, combined with disproportionally lower gross profits due to the higher fixed cost nature of this business.

2019 Q1 10-Q Report	Stericycle, Inc. • 39

Interest expense, net:

In millions
	Three Months Ended March 31,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	27.6	3.3%	25.0	2.8%	2.6	10.4%

Interest expense, net increased in the first quarter of 2019 to $27.6 million from $25.0 million in the first quarter of 2018 due to an increase in the overall interest rates on our borrowings caused by an increase in the LIBOR rate and interest rate adjustments related to both our private placement notes and senior credit facility combined with an overall increase in our average outstanding debt balance.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt in the Consolidated Financial Statements included in our 2018 Form 10-K.

Other expense, net:  Other expense, net was $2.2 million in the first quarter of 2019, primarily arising from a foreign exchange loss resulting from the remeasurement of our Argentinian peso denominated net monetary assets as a result of the designation of Argentina as a highly inflationary economy, effective July 1, 2018.

Income tax expense:

In millions
	Three Months Ended March 31,
	2019		2018		Change
	$	Effective Rate	$	Effective Rate	$	Effective Rate
Income tax expense	(3.6)	(10.7%)	(6.6)	22.7%	3.0	(33.4%)

Income tax expense was $3.6 million in the first quarter of 2019 compared to $6.6 million in the first quarter of 2018.  The effective tax rates in the first quarter of 2019 and 2018 were (10.7%) and 22.7%, respectively.  The negative effective tax rate for the three months ended March 31, 2019 is due to the impact of the goodwill impairment and valuation allowances recognized against losses in several countries.  The effective tax rate for the three months ended March 31, 2018 was impacted by certain tax reserve and deferred tax adjustments.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations, including Business Transformation, and to invest in future growth to create value for its shareholders.  Operating cash flows and the Company’s $1.2 billion senior credit facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, acquisitions, capital expenditures necessary to support growth and productivity improvements, including those associated with our multi-year Business Transformation, and any Board of Directors approved shareholder distributions.

The Company’s credit facilities contain a number of covenants, including financial covenants, (See Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt in our 2018 Form 10-K), with which the Company was in compliance at March 31, 2019, although the Company’s level of leverage is higher than anticipated.  Based upon the Company’s current financial projections, it is reasonably likely that the Company could exceed a Debt/EBITDA leverage threshold (leverage covenant) under these facilities at

2019 Q1 10-Q Report	Stericycle, Inc. • 40

some point in 2019.  This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Company’s credit facilities, or seeking temporary relief from the leverage covenant from our lenders (see also Part II- Other Information; Item 1A. Risk Factors in this Form 10-Q).

Working Capital:  At March 31, 2019, our working capital increased $1.5 million to $15.6 million compared to $14.1 million at December 31, 2018. This change is primarily related to increases in Cash and cash equivalents and Prepaid expenses and decreases in Accounts payable and Bank overdrafts, partially offset by the addition of Operating lease liabilities associated with the adoption of ASC 842.

Current assets increased $54.3 million at March 31, 2019 to $801.6 million from $747.3 million at December 31, 2018, primarily driven by increases in Cash and cash equivalents and Prepaid expenses, as a result of increases in prepaid software-as-a-service fees. Days sales outstanding ("DSO") was 64 days and 63 days as of March 31, 2019 and December 31, 2018, respectively.

Current liabilities increased $52.8 million at March 31, 2019 to $786.0 million from $733.2 million at December 31, 2018, primarily as a result of the adoption of ASC 842, which now requires recognition of Operating lease liabilities on the Condensed Consolidated Balance Sheet. This increase was partially offset by decreases in Accounts payable, due to timing of payments, and bank overdrafts, as we used a portion of the proceeds from the divestiture of a business to reduce overdraft balances in the U.K.

In millions
	Three Months Ended March 31,
	2019	2018
Net cash from operating activities	$36.2	$110.4
Net cash from investing activities	(52.3)	(44.1)
Net cash from financing activities	31.3	(62.6)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	3.5
Net change in cash and cash equivalents	$13.9	$7.2

Operating Cash Flows:  Net cash from operating activities decreased $74.2 million, or 67.2%, in the first quarter of 2019 to $36.2 million from $110.4 million in the first quarter of 2018, primarily as a result of the current quarter operational performance, the timing of working capital movements and payments made in 2019 related to annual incentive plans and prepaid software-as-a-service fees that did not occur in the first quarter of 2018.

Investing Cash Flows: Net cash from investing activities changed $8.2 million, or 18.6%, in the first quarter of 2019 to $52.3 million from $44.1 million in the first quarter of 2018. Our capital expenditures increased by $37.6 million to $66.1 million from $28.5 million in the first quarter of 2018, primarily as a result of capital expenditure payments for work associated with our ERP initiative under our Business Transformation in the first quarter of 2019.  We also received $13.6 million from the divestiture of a business during the first quarter of 2019. Payments for acquisitions, net of cash acquired decreased by $15.6 million due to fewer acquisitions in the first quarter of 2019 compared to the first quarter of 2018.

Financing Cash Flows: Net cash from financing activities changed $93.9 million, or 150.0%, in the first quarter of 2019 to net proceeds of $31.3 million from net cash used of $62.6 million in the first quarter of 2018. Our net borrowings on our senior credit facility and term loan were $40.0 million in the first quarter of 2019 compared to net repayments of $40.9 million in the first quarter of 2018.  Using a portion of the proceeds from the divestiture of a business, we also made repayments on our bank overdrafts of $6.9 million in the first quarter of 2019. We made Series A repurchases of $7.4 million and paid dividends of

2019 Q1 10-Q Report	Stericycle, Inc. • 41

$8.8 million to the holders of Series A during the first quarter of 2018. The Series A was converted, in accordance with its terms of issuance, in September 2018 and as a result these payments were not made in the first quarter of 2019.

Critical Accounting Policies and Estimates

As discussed in the 2018 Form 10-K, the preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective method to all contracts that were not completed as of January 1, 2019.  See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 5 – Leases included in Item 1. Financial Statements (Unaudited), of this Form 10-Q, for additional information on the adoption of ASC 842.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about the various risks to which we have exposure are included in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of our 2018 Form 10-K. There were no material changes from the information provided therein.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Exchange Act as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, because of material weaknesses in internal control over financial reporting, as described below.

Internal Control Over Financial Reporting

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

2019 Q1 10-Q Report	Stericycle, Inc. • 42

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

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the criteria established by the COSO Framework.

As of December 31, 2018, material weaknesses continued to exist in our Control Environment and Control Activity components of the COSO Framework.  Management identified material weaknesses in controls related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across our financial reporting processes because the controls were not fully designed and operating effectively.

As a result of the material weaknesses described above, management concluded that, as of December 31, 2018, our internal control over financial reporting was ineffective.

Changes in internal controls

As described below, we have undertaken and continue to undertake significant remediation actions to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2019, but have not materially affected our internal control over financial reporting.

We have now designed a significant number of controls through the quarter ended March 31, 2019, that we have evaluated, are evaluating or awaiting additional testing samples to evaluate operating effectiveness. Controls that have been properly designed need to be operating effectively for acceptable periods of time.  Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management has made further progress and intends to continue to pursue significant remediation efforts during 2019.

Remediation activities

Consistent with Stericycle’s Business Transformation, the Company has advanced an Internal Control Transformation Program to address historical material weaknesses. The Company has previously communicated certain remediation efforts in its Annual Report on Form 10-K for the year ended December 31, 2018. Management continues to advance the design of financial reporting controls to ensure that the level of precision is adequate to address the assessed risks at an assertion level and the period of operation is sufficient to conclude on the operating effectiveness of the controls. In working with the Audit Committee, Management has:

•	Established a more formal SOX PMO Office within the Controllership function to provide governance, drive accountability and gain alignment between all key stakeholders.
•	Developed a 2019 SOX Program Roadmap with defined milestones that allows the Company to follow a traditional SOX timeline, fosters accountability, measures progress and engages key stakeholders

2019 Q1 10-Q Report	Stericycle, Inc. • 43

timely throughout the year. This allows for timely assessment of control design and operating effectiveness to measure progress against our material weaknesses.
•	Developed a roadmap which includes critical activities, which have commenced during the first quarter such as our top-down risk-assessment and control documentation updates.

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

2019 Q1 10-Q Report	Stericycle, Inc. • 44

PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 - Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements (Item 1 of Part I).

Item 1A. Risk Factors

For information about the Company’s risk factors, refer to Part l, “Item 1A. Risk Factors” in the Company’s 2018 Form 10-K and the following which provides an update to the Risk Factor with respect to “Restrictions in our private placement notes and our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions and value of our securities”, discussed therein:

Our private placement notes and Credit Agreement entered into as of November 17, 2017 (as amended, the “Credit Agreement”) contain customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements.  These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement and private placement notes, and may limit our ability to take advantage of potential business opportunities as they arise.  In addition, our private placement notes provide that we pay increased rates of interest in the event of a credit rating downgrade (see Part ll, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt included in our 2018 Form 10-K).

Our ability to comply with the covenants and restrictions contained in the private placement notes and our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  A failure to comply with these provisions could result in a default or an event of default.  Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full and force us and our subsidiaries into bankruptcy or liquidation.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources included in our 2018 Form 10-K and Part I. Item 1. Financial Statements (Unaudited); Note 6 – Debt, in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2019.

2019 Q1 10-Q Report	Stericycle, Inc. • 45

PART IV

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Index	Description
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 declared effective on August 22, 1996)
3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
3.4

Third certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 declared effective on October 10, 2007)

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
3.9

Certificate of Elimination of the Certificate of Designations of 5.25% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q filed November 11, 2018)

10.1

Stock Option Award Agreement under Stericycle, Inc. 2017 Long-Term Incentive Plan (Participants Eligible for Executive Severance and CIC Plan) (incorporated by reference to Exhibit 10.46 to our annual report on Form 10-K for 2018)

10.2

Stock Option Award Agreement under Stericycle, Inc. 2017 Long-Term Incentive Plan (Participants Not Eligible for Executive Severance and CIC Plan) (incorporated by reference to Exhibit 10.47 to our annual report on Form 10-K for 2018)

10.3

Confidential Transition Agreement and General Release dated February 28, 2019, between the Company and Charles A. Alutto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 28, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2019 Q1 10-Q Report	Stericycle, Inc. • 46

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2019

STERICYCLE, INC.
(Registrant)
By: /s/ Daniel V. Ginnetti
Daniel V. Ginnetti
Chief Financial Officer

2019 Q1 10-Q Report	Stericycle, Inc. • 47