Form 10-Q
period 2019-06-30
STERICYCLE INC
filed 2019-08-01
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On July 29, 2019, there were 91,120,794 shares of the Registrant’s Common Stock outstanding.

2019 Q2 10-Q Report	Stericycle, Inc. • 2

Glossary of Defined Terms

Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2018 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2018
Adjusted EBITDA	EBITDA adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
APAC	Asia Pacific
ASC 606	Accounting Standards Codification Topic 606 "Revenue from Contracts with Customers"
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASC 842	Accounting Standards Codification Section 842 "Leases"
ASU	Accounting Standards Update
Consolidated Leverage Ratio

Consolidated Leverage Ratio means, as of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date, as defined in the Fourth Amendment.

COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement

Credit Agreement dated November 17, 2017 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto

CRS	Communication and Related Services
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, tax, depreciation and amortization
Environmental Solutions	Provider of Hazardous Waste Solutions and Manufacturing and Industrial Services
EPA	U.S. Environmental Protection Agency
EPM	Enterprise Performance Management
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
Exchange Act	U.S. Securities Exchange Act 1934
Expert Solutions	Recall and return services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign and Corrupt Practices Act
Fourth Amendment	Fourth Amendment to the Credit Agreement, dated as of June 14, 2019
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
IRS	U.S. Internal Revenue Service
PFA	Pre-filing agreement
PSU	Performance-based restricted stock unit
RWCS	Regulated Waste and Compliance Services
ROU	Right-of-use
RSU	Restricted stock unit
S&P	Standard & Poor's
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% Senior Notes due July 2024
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SOP	Sorted office paper
SOX	U.S. Sarbanes Oxley Act of 2002
SQ	Small quantity
SQ Settlement	Small quantity medical waste customers class action settlement
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2019 Q2 10-Q Report	Stericycle, Inc. • 3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$845.8	$883.3	$1,675.9	$1,778.3
Cost of revenues	543.2	530.0	1,076.2	1,066.5
Gross profit	302.6	353.3	599.7	711.8
Selling, general and administrative expenses	277.3	290.9	557.7	595.3
Goodwill impairment	-	-	20.9	-
Income from operations	25.3	62.4	21.1	116.5
Interest expense, net	(33.6)	(24.6)	(61.2)	(49.6)
Loss on early extinguishment of debt	(23.1)	-	(23.1)	-
Other expense, net	(1.8)	(0.6)	(4.0)	(0.6)
(Loss) Income before income taxes	(33.2)	37.2	(67.2)	66.3
Income tax benefit (expense)	3.0	(9.6)	(0.6)	(16.2)
Net (loss) income	(30.2)	27.6	(67.8)	50.1
Net (income) loss attributable to noncontrolling interests	(0.3)	0.1	(0.5)	0.1
Net (loss) income attributable to Stericycle, Inc.	(30.5)	27.7	(68.3)	50.2
Mandatory convertible preferred stock dividend	-	(8.3)	-	(17.1)
Gain on repurchases of preferred stock	-	7.2	-	14.5
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(30.5)	$26.6	$(68.3)	$47.6
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.33)	$0.31	$(0.75)	$0.56
Diluted	$(0.33)	$0.31	$(0.75)	$0.55
Weighted average number of common shares outstanding:
Basic	91.0	85.6	90.9	85.6
Diluted	91.0	85.8	90.9	85.8

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(30.2)	$27.6	$(67.8)	$50.1

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.4)	(76.2)	6.1	(59.9)
Amortization of cash flow hedge into income, net of tax ($0.1 and $0.1 and $0.2 and $0.2) for the three and six months ended June 30, 2019 and 2018, respectively)	0.2	0.4	0.4	0.5
Change in fair value of cash flow hedge, net of tax expense ($0.1 and $0.0 and $0.1 and $0.0) for the three and six months ended June 30, 2019 and 2018, respectively	0.2	-	0.2	-
Reclassification of cash flow hedge, net of tax ($1.1 for both the three and six months ended June 30, 2019)	2.3	-	2.3	-
Total other comprehensive income (loss)	0.3	(75.8)	9.0	(59.4)

Comprehensive loss	(29.9)	(48.2)	(58.8)	(9.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.8)	0.8	(0.7)
Comprehensive loss attributable to Stericycle, Inc. common shareholders	$(30.2)	$(47.4)	$(59.6)	$(8.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$34.5	$34.3
Accounts receivable, less allowance for doubtful accounts of $75.1 in 2019 and $71.9 in 2018	613.7	599.6
Prepaid expenses	97.8	50.0
Other current assets	73.1	63.4
Total Current Assets	819.1	747.3
Property, plant and equipment, less accumulated depreciation of $737.8 in 2019 and $678.1 in 2018	786.2	743.5
Operating lease right-of-use assets	393.2	-
Goodwill	3,195.1	3,222.2
Intangible assets, less accumulated amortization of $572.7 in 2019 and $499.9 in 2018	1,562.8	1,637.7
Other assets	113.3	104.8
Total Assets	$6,869.7	$6,455.5
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$117.3	$104.3
Bank overdrafts	2.2	14.8
Accounts payable	229.4	225.8
Accrued liabilities	303.8	340.8
Operating lease liabilities	89.5	-
Other current liabilities	42.0	47.5
Total Current Liabilities	784.2	733.2
Long-term debt, net	2,697.2	2,663.9
Long-term operating lease liabilities	317.2	-
Deferred income taxes	360.2	307.3
Long-term taxes payable	76.1	83.3
Other liabilities	72.6	70.7
Total Liabilities	4,307.5	3,858.4

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), 0.0 issued and outstanding in 2019 and 2018, respectively	-	-
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.1 and 90.7 issued and outstanding in 2019 and 2018, respectively)	0.9	0.9
Additional paid-in capital	1,192.8	1,162.6
Retained earnings	1,720.9	1,789.2
Accumulated other comprehensive loss	(356.6)	(365.3)
Total Stericycle, Inc.’s Equity	2,558.0	2,587.4
Noncontrolling interests	4.2	9.7
Total Equity	2,562.2	2,597.1
Total Liabilities and Equity	$6,869.7	$6,455.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(67.8)	$50.1
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	64.7	63.5
Intangible amortization	74.7	64.8
Loss on early extinguishment of debt and related charges	26.5	-
Stock-based compensation expense	10.0	12.8
Deferred income taxes	12.8	(13.6)
Goodwill and other impairment charges and gains on divestiture of businesses, net	23.7	18.9
Other, net	0.9	(1.5)
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(14.0)	(23.5)
Prepaid expenses	(22.4)	(2.6)
Accounts payable	3.6	13.8
Accrued liabilities	(50.6)	39.2
Other assets and liabilities	8.9	9.1
Net cash from operating activities	71.0	231.0
INVESTING ACTIVITIES:
Capital expenditures	(108.2)	(64.0)
Payments for acquisitions, net of cash acquired	(0.3)	(29.0)
Proceeds from divestiture of businesses	13.6	8.2
Other, net	1.8	1.4
Net cash from investing activities	(93.1)	(83.4)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(21.1)	(29.8)
Proceeds from foreign bank debt	9.0	6.9
Repayment of foreign bank debt	(4.5)	(11.6)
Proceeds from Term Loan	365.0	-
Repayment of Term Loan	(23.8)	(23.8)
Proceeds from issuance of Senior Notes	600.0	-
Proceeds from Senior Credit Facility	933.9	707.4
Repayment of Senior Credit Facility	(731.5)	(766.7)
Repayments of private placement notes	(1,075.0)	-
Payments on early extinguishment of debt	(20.4)	-
(Repayments of) proceeds from bank overdrafts, net	(12.1)	0.2
Payments of capital lease obligations	(1.3)	(2.7)
Payment of debt issuance costs	(8.8)	-
Proceeds from issuance of common stock, net of shares withheld for tax	13.9	8.8
Payments for repurchase of mandatory convertible preferred stock	-	(14.8)
Dividends paid on mandatory convertible preferred stock	-	(17.1)
Net cash from financing activities	23.3	(143.2)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.6)
Net change in cash and cash equivalents	0.2	2.8
Cash and cash equivalents at beginning of period	34.3	42.2
Cash and cash equivalents at end of period	$34.5	$45.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$0.3	$21.7
Capital expenditures in accounts payable	$30.6	$5.5
Interest paid during the period, net of capitalized interest	$48.8	$42.5
Income taxes paid during the period, net of refunds	$6.5	$18.4

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2019	-	$-	90.8	$0.9	$1,171.2	$1,751.4	$(356.9)	$3.9	$2,570.5
Net loss						(30.5)		0.3	(30.2)
Currency translation adjustment							(2.4)		(2.4)
Change in qualifying cash flow hedge, net of tax							0.4		0.4
Accelerated amortization of cash flow hedge, net of tax							2.3		2.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net			0.3		15.9				15.9
Stock compensation expense					5.7				5.7
Balance as of June 30, 2019	-	$-	91.1	$0.9	$1,192.8	$1,720.9	$(356.6)	$4.2	$2,562.2

	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2018	0.7	$-	85.6	$0.9	$1,146.3	$2,063.5	$(270.7)	$12.1	$2,952.1
Net income						27.7		(0.1)	27.6
Currency translation adjustment							(75.5)	(0.7)	(76.2)
Change in qualifying cash flow hedge, net of tax							0.4	-	0.4
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net			0.1	-	7.7				7.7
Repurchase and cancellation of convertible preferred stock	(0.1)	-			(14.6)	7.2			(7.4)
Preferred stock dividend						(8.3)			(8.3)
Stock compensation expense					5.7				5.7
Balance as of June 30, 2018	0.6	$-	85.7	$0.9	$1,145.1	$2,090.1	$(345.8)	$11.3	$2,901.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 8

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	-	$-	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1
Net loss						(68.3)		0.5	(67.8)
Currency translation adjustment							5.8	0.3	6.1
Change in qualifying cash flow hedge, net of tax							0.6		0.6
Accelerated amortization of cash flow hedge, net of tax							2.3		2.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net			0.4	-	13.9				13.9
Stock compensation expense					10.0				10.0
Payments to noncontrolling interest					6.3			(6.3)	-
Balance as of June 30, 2019	-	$-	91.1	$0.9	$1,192.8	$1,720.9	$(356.6)	$4.2	$2,562.2

	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	0.7	$-	85.5	$0.9	$1,153.2	$2,029.5	$(287.0)	$12.0	$2,908.6
Cumulative effect of new accounting standard						13.0			13.0
Net income						50.2		(0.1)	50.1
Currency translation adjustment							(59.3)	(0.6)	(59.9)
Change in qualifying cash flow hedge, net of tax							0.5	-	0.5
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net			0.2	-	8.4				8.4
Repurchase and cancellation of convertible preferred stock	(0.1)	-			(29.3)	14.5			(14.8)
Preferred stock dividend						(17.1)			(17.1)
Stock compensation expense					12.8				12.8
Balance as of June 30, 2018	0.6	$-	85.7	$0.9	$1,145.1	$2,090.1	$(345.8)	$11.3	$2,901.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 9

STERICYCLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Stericycle, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company's Condensed Consolidated Financial Statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which the Company exercises control.  Outside shareholders' interests in subsidiaries are shown on the Condensed Consolidated Financial Statements as “Noncontrolling interests."

The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, intangible asset valuations and long-lived asset and goodwill impairment assessments.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from the Company’s estimates.

Leases (Accounted for as of January 1, 2019 and thereafter under ASC 842): Operating leases are included in Operating lease ROU assets, Operating lease liabilities and Long-term operating lease liabilities on the Company’s Condensed Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, Current portion of long-term debt, and Long-term debt on the Condensed Consolidated Balance Sheets.

2019 Q2 10-Q Report	Stericycle, Inc. • 10

Operating lease ROU assets, Operating lease liabilities and Long-term operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company uses an estimated incremental borrowing rate, which is based on information available at the lease commencement. The Company used estimated incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The Company’s leases generally do not require material variable lease payments and generally do not contain options to purchase the leased property, any material residual value guarantees, or material restrictive covenants. At commencement, the Operating lease ROU asset is equal to the lease liability and is adjusted for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate, or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, including payments for common area maintenance and vehicle maintenance costs, which are accounted for separately for each class of underlying assets.

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

The Company elected to apply a package of practical expedients which allowed it to not reassess at transition: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.

The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets, but did not have an impact on the Company’s Condensed Consolidated Statements of (Loss) Income. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged (see Note 5 – Leases).

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends the hedge accounting recognition and presentation requirements with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions.  In addition, ASU 2017-12 makes improvements to simplify the application of the hedge accounting guidance.  ASU 2017-12 was effective for the Company on January 1, 2019, and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 11

Stranded Tax Effects

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Act to be reclassified to retained earnings.  ASU 2018-02 was effective for the Company on January 1, 2019.  The adoption of ASU 2018-02 did not have a material impact on the Condensed Consolidated Financial Statements.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 extends the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for the Company on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Condensed Consolidated Financial Statements.

Changes in Stockholders Equity and Noncontrolling Interest

In August 2018, the SEC issued the final rule amending Rule 3-04 of Regulation S-X (“Rule 3-04”), which requires entities to disclose changes in stockholders’ equity in the form of a reconciliation for the current and comparative year-to-date interim periods, with subtotals for each interim period. The Company adopted Rule 3-04 in the first quarter of fiscal 2019.

Accounting Standards Issued But Not Yet Adopted

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments.  ASU 2016-13 replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates.  The amended guidance is effective for us on January 1, 2020.  The Company is evaluating the impact of adopting ASU 2016-13 on the Condensed Consolidated Financial Statements.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software.  The accounting for any hosting contract is unchanged. ASU 2018-15 is effective on January 1, 2020 with early adoption permitted, including adoption in any interim period.  The Company is evaluating the impact of adopting ASU 2018-15 on the Condensed Consolidated Financial Statements.

2019 Q2 10-Q Report	Stericycle, Inc. • 12

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents revenues disaggregated by service and primary geographical regions, and includes a reconciliation of disaggregated revenue to revenue reported by reportable segments, Domestic and Canada RWCS and International RWCS:

In millions
	Three Months Ended June 30, 2019
Reportable Segment	Domestic and Canada RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$278.1	$10.6	$61.2	$40.4	$-	$390.3
Secure Information Destruction Services	180.0	16.6	29.7	3.1	-	229.4
Hazardous Waste Solutions	84.7	-	-	-	-	84.7
Manufacturing and Industrial Services	63.1	6.2	0.9	8.0	-	78.2
Communication Services	-	3.9	0.4	-	34.8	39.1
Expert Solutions	-	2.6	1.7	-	19.8	24.1
Total	$605.9	$39.9	$93.9	$51.5	$54.6	$845.8
Reportable Segment Total		$645.8		$145.4	$54.6	$845.8

In millions
	Three Months Ended June 30, 2018
Reportable Segment	Domestic and Canada RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$284.3	$9.9	$65.0	$49.1	$-	$408.3
Secure Information Destruction Services	179.6	16.6	30.7	3.1	-	230.0
Hazardous Waste Solutions	75.5	-	-	-	-	75.5
Manufacturing and Industrial Services	65.1	5.7	6.2	11.2	-	88.2
Communication Services	-	4.7	4.0	-	36.0	44.7
Expert Solutions	-	3.1	2.3	-	31.2	36.6
Total	$604.5	$40.0	$108.2	$63.4	$67.2	$883.3
Reportable Segment Total		$644.5		$171.6	$67.2	$883.3

In millions
	Six Months Ended June 30, 2019
Reportable Segment	Domestic and Canada RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$561.2	$20.7	$123.3	$82.6	$-	$787.8
Secure Information Destruction Services	362.1	32.6	60.4	6.3	-	461.4
Hazardous Waste Solutions	156.4	-	-	-	-	156.4
Manufacturing and Industrial Services	117.2	11.5	1.9	15.3	-	145.9
Communication Services	-	7.9	3.5	-	69.4	80.8
Expert Solutions	-	5.0	3.4	-	35.2	43.6
Total	$1,196.9	$77.7	$192.5	$104.2	$104.6	$1,675.9
Reportable Segment Total		$1,274.6		$296.7	$104.6	$1,675.9

2019 Q2 10-Q Report	Stericycle, Inc. • 13

In millions
Six Months Ended June 30, 2018
Reportable Segment	Domestic and Canada RWCS		International RWCS	All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$577.1	$19.7	$130.3	$101.1	$-	$828.2
Secure Information Destruction Services	349.9	32.8	61.1	6.1	-	449.9
Hazardous Waste Solutions	153.0	-	-	-	-	153.0
Manufacturing and Industrial Services	123.9	11.2	14.9	24.0	-	174.0
Communication Services	-	9.2	9.3	-	75.7	94.2
Expert Solutions	-	6.2	5.1	-	67.7	79.0
Total	$1,203.9	$79.1	$220.7	$131.2	$143.4	$1,778.3
Reportable Segment Total		$1,283.0		$351.9	$143.4	$1,778.3

Contract Liabilities

Contract liabilities at June 30, 2019 and December 31, 2018 were $14.5 million and $15.0 million, respectively. Contract liabilities as of June 30, 2019 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next twelve months.

Contract Acquisition Costs

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.3 years.

During the three months ended June 30, 2019 and 2018, the Company amortized $2.1 million and $1.6 million, respectively, of deferred sales incentives to SG&A.

During the six months ended June 30, 2019 and 2018, the Company amortized $4.3 million and $3.2 million, respectively, of deferred sales incentives to SG&A.

Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	June 30, 2019	December 31, 2018
Other current assets	$8.6	$8.5
Other assets	26.1	23.3
Total contract acquisition costs	$34.7	$31.8

NOTE 3 – RESTRUCTURING AND DIVESTITURES

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

As part of overall business strategy, in the third quarter of 2017, the Company initiated a comprehensive multi-year Business Transformation, which it expects to complete by 2022, with the objective to improve long-term operational and financial performance.  Through June 30, 2019, the Company has incurred nearly all the originally anticipated employee termination charges, including incremental charges related

2019 Q2 10-Q Report	Stericycle, Inc. • 14

principally to executive management, in connection with its initial restructuring estimate. As the Company continues to consider each key initiative of the Business Transformation additional charges may be recorded.  The amount, timing and recognition of any such charges will be affected by the occurrence of triggering events, as defined under U.S. GAAP, among other factors.

During the six months ended June 30, 2019, the Company recognized $5.3 million in charges related to executive and employee termination costs, of which $4.6 million was recognized within All Other, $0.6 million was recognized within the International RWCS reportable segment, and $0.1 million was recognized within the Domestic and Canada RWCS reportable segment. These amounts are reflected as part of SG&A in the Condensed Consolidated Statements of (Loss) Income and will be paid out over approximately two years. As of June 30, 2019, approximately $4.6 million in future payments remained outstanding.

Divestitures

During the six months ended June 30, 2019, the Company completed, as part of its portfolio rationalization, the sale of the non-core U.K. based texting business that was part of the International RWCS reportable segment.  The proceeds of the sale were $14.9 million, including a $1.3 million note receivable due in six months from the closing of the transaction, resulting in a pre-tax gain of approximately $5.8 million, which is recognized in SG&A in the Condensed Consolidated Financial Statements.

During the three months ended June 30, 2018, the Company entered into an agreement to sell a business that was part of the Domestic and Canada RWCS reportable segment, which closed on August 1, 2018.  The assets and liabilities of this business were classified as held for sale as of June 30, 2018 on the Condensed Consolidated Balance Sheets.  For the three and six months ended June 30, 2018, the Company recorded non-cash impairment charges of $6.9 million in SG&A in the Condensed Consolidated Statements of (Loss) Income in connection with reclassifying the assets and liabilities as held for sale.

During the six months ended June 30, 2018, the Company completed the sale of a business in the U.K. for consideration of approximately $11.5 million, of which $8.2 million was received in cash and $3.3 million is held in escrow. Prior to sale, the Company had recorded total non-cash impairment charges of $14.8 million in connection with reclassifying the assets and liabilities as held for sale and subsequent changes in the fair value of these assets, including $0.1 million and $4.2 million during the three and six months ended June 30, 2018, respectively. These charges were included in SG&A in the Condensed Consolidated Statements of (Loss) Income.

2019 Q2 10-Q Report	Stericycle, Inc. • 15

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	Domestic and Canada RWCS	International RWCS	All Other	Total
Balance as of December 31, 2018	$2,848.4	$373.8	$-	$3,222.2
Goodwill acquired during period	-	-	-	-
Valuation adjustments from prior year acquisitions	(3.6)	-	-	(3.6)
Impairment during the period	-	(20.9)	-	(20.9)
Divestiture of business	-	(6.2)	-	(6.2)
Changes due to foreign currency fluctuations	5.1	(1.5)	-	3.6
Balance as of June 30, 2019	$2,849.9	$345.2	$-	$3,195.1

During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of the Company’s Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value.

Factors that contributed to the decrease in the estimated fair value of the Latin America reporting unit as of March 31, 2019, included continued challenges and volatility in certain of the Company’s markets due to declining market trends, cost pressures and insights from strategic developments.

These items were factored into updates to the Company’s forecasted cash-flow assumptions during the first quarter to reflect the Company’s current outlook.  As a result of this impairment assessment, the Company recognized $20.9 million of non-cash goodwill impairment charges related to the Latin America reporting unit.  Following the impairment, the Latin America reporting unit has no remaining goodwill.

The Company did not record any goodwill impairment charges during the three months ended June 30, 2019.

Accumulated non-cash goodwill impairment charges by reportable segment were as follows:

In millions
	June 30, 2019	December 31, 2018
International RWCS	$158.3	$137.4
All Other	286.3	286.3
Total	$444.6	$423.7

2019 Q2 10-Q Report	Stericycle, Inc. • 16

Intangible Assets:

Intangible assets were as follows:

In millions
	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,589.5	$563.9	$1,025.6	$1,591.5	$492.0	$1,099.5
Covenants not-to-compete	5.1	3.6	1.5	5.1	3.2	1.9
Tradenames	4.1	1.2	2.9	3.9	1.2	2.7
Other	12.3	4.0	8.3	12.3	3.5	8.8
Indefinite lived intangibles:			-
Operating permits	211.5	-	211.5	212.5	-	212.5
Tradenames	313.0	-	313.0	312.3	-	312.3
Total	$2,135.5	$572.7	$1,562.8	$2,137.6	$499.9	$1,637.7

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2018	$1,637.7
Intangible assets acquired during the period	0.5
Valuation adjustments for prior year acquisitions	3.5
Divestiture of business	(5.7)
Impairments during the period	(1.7)
Amortization during the period	(74.7)
Changes due to foreign currency fluctuations	3.2
Balance as of June 30, 2019	$1,562.8

The estimated amortization expense for each of the next five years (based upon exchange rates at June 30, 2019) is as follows for the years ending December 31:

In millions
2019	$144.6
2020	$140.1
2021	$135.9
2022	$134.2
2023	$131.7

2019 Q2 10-Q Report	Stericycle, Inc. • 17

NOTE 5 – LEASES

The Company has operating leases for transfer sites, processing facilities, communication centers, corporate and regional offices, vehicles, and certain equipment.

The components of net lease cost were as follows:

In millions
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$28.7	$57.9
Finance lease cost
Amortization of leased assets	0.5	1.6
Interest on lease liabilities	0.2	0.4
Net lease cost	$29.4	$59.9

Short-term lease cost, variable lease cost and sublease income were not significant during the period.

Supplemental cash flow information related to leases was as follows:

In millions
Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59.5
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	1.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	82.8
Finance leases	-

Finance lease assets, net of accumulated amortization, were $20.9 million as of June 30, 2019 and are included in Property, Plant and Equipment, net on the Condensed Consolidated Balance Sheet.

Information regarding lease terms and discount rates is as follows:

In millions
June 30, 2019
Weighted average remaining lease term (years):
Operating leases	6.7
Finance leases	6.1
Weighted average discount rate:
Operating leases	4.0%
Finance leases	5.0%

2019 Q2 10-Q Report	Stericycle, Inc. • 18

Maturities of lease liabilities as of June 30, 2019, were as follows:

In millions
	Operating leases	Finance leases
2019	$55.1	$3.0
2020	95.8	5.9
2021	78.8	2.5
2022	60.9	2.3
2023 and thereafter	171.5	7.9
Total lease payments	462.1	21.6
Less: Interest	55.4	3.1
Present value of lease liabilities	$406.7	$18.5

As of June 30, 2019, the Company had $12.0 million of additional operating leases, primarily related to buildings, for which the underlying operating lease had not yet commenced. These operating leases are expected to commence in fiscal years 2019 and 2020 with lease terms of 1 to 15 years.

NOTE 6 – DEBT

The Company’s Debt consisted of the following:

In millions
	June 30, 2019	December 31, 2018
$1.2 billion Senior Credit Facility, due in 2022	$785.3	$583.3
$1.3 billion Term Loan, due in 2022	1,243.8	902.5
$600 million Senior Notes, due 2024	600.0	-
$125 million private placement notes, due in 2019	-	125.0
$225 million private placement notes, due in 2020	-	225.0
$150 million private placement notes, due in 2021	-	150.0
$125 million private placement notes, due in 2022	-	125.0
$200 million private placement notes, due in 2022	-	200.0
$100 million private placement notes, due in 2023	-	100.0
$150 million private placement notes, due in 2023	-	150.0
Promissory notes and deferred consideration weighted average maturity 2.6 years at 2019 and 2.7 years at 2018	100.2	120.9
Foreign bank debt weighted average maturity 1.6 years at 2019 and 1.9 years at 2018	83.0	76.7
Obligations under capital leases	18.5	20.3
Total debt	2,830.8	2,778.7
Less: current portion of total debt	117.3	104.3
Less: unamortized debt issuance costs	16.3	10.5
Long-term portion of total debt	$2,697.2	$2,663.9

On June 14, 2019, the Company completed the following transactions:

a)

Issued $600.0 million at par of aggregate principal Senior Notes, due July 2024, which are unsecured and bear interest at 5.375% per annum, payable on January 15 and July 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current domestic subsidiaries that guarantee the Company’s Senior Credit Facility. The Indenture limits the ability of the Company and its subsidiaries to incur certain liens, enter into certain sale and leaseback transactions, and consolidate, merge or sell all or substantially all of their assets.

2019 Q2 10-Q Report	Stericycle, Inc. • 19

The Senior Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after July 15, 2021, at the redemption prices specified in the Indenture along with accrued interest. At any time prior to July 15, 2021, the Senior Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest. In addition, the Company may redeem up to 40% of the Senior Notes at any time before July 15, 2021, with the net cash proceeds from certain equity offerings at a redemption price equal to 105.375%, plus accrued and unpaid interest.

In the event of both a change of control of the Company and a rating downgrade by the rating agencies, the Company will be required to offer to repurchase all outstanding Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

The Indenture contains customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest; breach of other agreements in the Indenture; failure to pay certain other indebtedness; certain events of bankruptcy or insolvency; failure to pay certain final judgments; and failure of certain guarantees to be enforceable.

b)

Executed the Fourth Amendment which amends the Credit Agreement to (i) provide an incremental Term Loan of $365.0 million, (ii) modify the definition of “Consolidated EBITDA” to allow for the continuation of cash addbacks to EBITDA, up to a maximum of $200.0 million, (iii) revise the financial covenant requiring that the Company’s Consolidated Leverage Ratio cannot exceed: (a) 4.50 to 1.00, in the case of any fiscal quarter ending on or before March 31, 2020, (b) 4.25 to 1.00, in the case of any fiscal quarter ending during the period from April 1, 2020 through September 30, 2020, (c) 4.00 to 1.00, in the case of the fiscal quarter ending December 31, 2020, and (d) 3.75 to 1.00, in the case of any fiscal quarter ending thereafter and (iv) make certain other modifications to negative covenants related to restricted payments and investments that the Company may make.

c)

Repaid in full $1.075 billion of the outstanding private placement notes using the net proceeds from the Senior Notes and the incremental Term Loan together with additional borrowings under the Senior Credit Facility.

In connection with the issuance of the Senior Notes the Company incurred $7.1 million of direct issuance costs, which have been capitalized in unamortized debt issuance costs and are being amortized to Interest expense, net over the term of the Senior Notes. As of June 30, 2019, $0.1 million of the issuance costs remain unpaid and have been included in Accrued liabilities.

In connection with the Fourth Amendment, the Company incurred issuance costs of $2.0 million, of which $0.2 million has been charged to Interest expense, net and the remainder capitalized as unamortized debt issuance costs and are being amortized to Interest expense, net over the remaining term of the Credit Agreement.

In connection with the repayment of the private placement notes, the Company incurred a loss on early extinguishment of debt of $23.1 million comprising make whole premiums, payable under the terms of certain of the private placement notes, of $20.4 million and the write-off of $2.7 million of unamortized debt issuance costs associated with the private placement notes.

2019 Q2 10-Q Report	Stericycle, Inc. • 20

In addition, $3.4 million, representing the unamortized portion of premiums associated with interest rate locks executed in connection with the issuance of certain of the private placement notes, was recorded in Interest expense, net. These amounts were previously included in Accumulated other comprehensive loss.

As of June 30, 2019, the Company was in compliance with its Consolidated Leverage Ratio covenant, with an actual ratio of 4.36 to 1.00, which was below the allowed maximum ratio of 4.50 to 1.00 as set forth in the Fourth Amendment.

Based upon the Company’s current financial projections, it is reasonably likely that the Company could exceed this Consolidated Leverage Ratio threshold at some point in the next twelve months.  This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage Ratio covenant from the Company’s lenders.

A failure to comply with these provisions could result in an event of default.  Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, and/or cause their loans to become due and payable in full which could cause the Company and the Company’s subsidiaries to enter into bankruptcy or liquidation.

Amounts committed to outstanding letters of credit, the unused portion of the Company’s Senior Credit Facility and other letters of credit outstanding as of June 30, 2019 and December 31, 2018, were as follows:

In millions
	June 30, 2019	December 31, 2018
Outstanding letters of credit under Senior Credit Facility	$45.0	$63.1
Unused portion of the Senior Credit Facility	369.7	553.6
Other letters of credit outstanding	45.4	52.2

NOTE 7 – INCOME TAXES

Income tax benefit was $3.0 million for the three months ended June 30, 2019 compared to expense of $9.6 million for the three months ended June 30, 2018. The effective tax rates for the three months ended June 30, 2019 and 2018 were 9.0% and 25.8%, respectively.  The effective tax rate for the three months ended June 30, 2019 was lower principally due to valuation allowances recognized against current period losses in several countries.  The effective tax rate for the three months ended June 30, 3018 was higher than customary as a result of the impact of certain tax reserves and deferred tax adjustments.

Income tax expense was $0.6 million for the six months ended June 30, 2019 compared to $16.2 million for six months ended June 30, 2018.  The effective tax rates in the first half of 2019 and 2018 were (0.9)% and 24.4%, respectively.  The negative effective tax rate for the six months ended June 30, 2019 is due to the non-deductible impact of the goodwill impairment recorded in the first quarter of 2019 and valuation allowances recognized against current year losses in several countries. The effective tax rate for the six months ended June 30, 3018 was higher than customary as a result of the impact of certain tax reserves and deferred tax adjustments.

The Company files income tax returns in the U.S., in various states and in certain foreign jurisdictions.  The Company has recorded liabilities to cover certain uncertain tax positions.  Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions.  During the

2019 Q2 10-Q Report	Stericycle, Inc. • 21

course of examinations by various taxing authorities, proposed adjustments may be asserted.  The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary.

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has reviewed and has subsequently agreed to hold discussions regarding the PFA. The Company has established a long term receivable and an amount within the uncertain tax positions to reflect its estimate of the potential refund should its claim be successful. Any positive income tax benefit resulting from the claim in a future period will be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

NOTE 8 – FAIR VALUE MEASUREMENTS

For its derivative financial instruments, the Company uses a market approach valuation technique based on observable market transactions of spot and forward rates.

As of December 31, 2018, the Company recognized an asset of $0.3 million, established using Level 2 inputs, related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified within Other assets. As of June 30, 2019, this balance was fully amortized.  The objective of the swap was to offset the foreign exchange risk to certain U.S. dollar equivalent cash outflows for the Company’s Canadian subsidiary.

The Company’s contingent consideration liabilities, recorded using Level 3 inputs, as of June 30, 2019 and December 31, 2018 were classified as follows:

In millions
	June 30, 2019	December 31, 2018
Other current liabilities	$2.9	$2.8
Other liabilities	7.4	7.5
Total contingent consideration	$10.3	$10.3

Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur.  These events are usually the achievement of targets for revenues, earnings, or other milestones related to the business acquired.  The Company arrives at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.  The calculation of these potential outcomes is dependent on both past financial performance and management assumptions about future performance.  If the financial performance measures were all fully met, the Company’s maximum liability would be $13.5 million as of June 30, 2019.  Contingent consideration liabilities are reassessed each reporting period.

Changes to contingent consideration were as follows:

In millions
Contingent consideration as of December 31, 2018	10.3
Changes due to foreign currency fluctuations	-
Contingent consideration as of June 30, 2019	$10.3

2019 Q2 10-Q Report	Stericycle, Inc. • 22

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges.  See Note 4 – Goodwill And Other Intangibles for further discussion of impairment charges recognized during the periods presented.

Fair Value of Debt: The estimated fair value of the Company’s debt obligations, using Level 2 inputs, as compared to its carrying value was as follows:

In billions
	June 30, 2019	December 31, 2018
Fair value of debt obligations	$2.85	$2.75
Carrying value of debt obligations	2.83	2.78

Fair value was estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, accounts payable and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value using Level 3 inputs.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs, and the ESPP included in SG&A in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock option plan	$3.9	$2.9	$5.9	$5.9
RSUs	2.2	1.7	4.0	3.8
PSUs	(0.5)	1.0	(0.3)	2.6
ESPP	0.1	0.1	0.4	0.5
Total expense	$5.7	$5.7	$10.0	$12.8

2019 Q2 10-Q Report	Stericycle, Inc. • 23

The decrease in expense for PSU’s during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was primarily the result of a lower estimated achievement of 2019 performance goals.

Stock Options:

Stock option activity for the six months ended June 30, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2019	4,896,386	$95.85
Granted	309,986	49.25
Exercised	(267,566)	51.50
Forfeited	(218,390)	91.01
Canceled or expired	(143,390)	87.07
Outstanding as of June 30, 2019	4,577,026	$95.75	3.8	$0.1
Exercisable as of June 30, 2019	3,534,197	$101.06	3.1	$-

At June 30, 2019, the Company had $15.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.7 years. Current period grants vest over a period of three years.

For the three months ended June 30, 2019 and 2018, the intrinsic value of options exercised was $1.5 million and $0.9 million, respectively.  For each of the six months ended June 30, 2019 and 2018, the intrinsic value of options exercised was $1.5 million and $1.5 million, respectively.  The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The Company uses historical data to estimate expected life and volatility.

The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options granted (shares)	32,852	21,836	309,986	360,670
Weighted average fair value at grant date	$16.85	$16.79	$14.48	$16.87
Assumptions:
Expected term (in years)	4.34	4.89	4.40	4.89
Expected volatility	31.77%	25.54%	30.82%	25.34%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	2.29%	2.70%	2.41%	2.58%

2019 Q2 10-Q Report	Stericycle, Inc. • 24

Restricted Stock Units:

RSU activity for the six months ended June 30, 2019 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested at January 1, 2019	429,810	$72.02
Granted	247,966	48.78
Vested and released	(99,064)	74.07
Forfeited	(63,631)	71.50
Non-vested as of June 30, 2019	515,081	$60.49	1.8	$24.6

At June 30, 2019, the Company had approximately $26.7 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.0 years.  The fair value of RSUs that vested during the three and six months ended June 30, 2019 was $0.9 million and $4.8 million, respectively. Current period grants vest over a period of three years.

Performance-Based Restricted Stock Units:

PSU activity for the six months ended June 30, 2019, is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	115,508	$63.77
Granted	150,559	48.74
Vested and released	(64,751)	63.32
Forfeited	(66,207)	60.43
Non-vested as of June 30, 2019	135,109	$48.88

At June 30, 2019, the Company had approximately $1.4 million of total unrecognized compensation expense related to the 2019 installments of PSUs. At June 30, 2019, approximately 243,000 of additional installments of PSUs exist which will vest, or not, based on achievement of performance goals to be established for fiscal years 2020 through 2021.

2019 Q2 10-Q Report	Stericycle, Inc. • 25

NOTE 10 – (LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to Stericycle, Inc.	$(30.5)	$27.7	$(68.3)	$50.2
Mandatory convertible preferred stock dividend	-	(8.3)	-	(17.1)
Gain on repurchases of preferred stock	-	7.2	-	14.5
Numerator for basic (loss) earnings per share attributable to Stericycle, Inc. common shareholders	$(30.5)	$26.6	$(68.3)	$47.6
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares	91.0	85.6	90.9	85.6
Effect of dilutive securities:
Stock-based compensation awards	-	0.2	-	0.2
Mandatory convertible preferred stock (1)	-	-	-	-
Denominator for diluted (loss) earnings per share - adjusted weighted average shares and after assumed exercises	91.0	85.8	90.9	85.8
(Loss) earnings per share – Basic	$(0.33)	$0.31	$(0.75)	$0.56
(Loss) earnings per share – Diluted	$(0.33)	$0.31	$(0.75)	$0.55
(1)

Weighted average common shares (in thousands), issuable upon the assumed conversion of the Series A, totaling 4,765, and 4,833 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2018, respectively, as such conversion would have been anti-dilutive.

For the three and six months ended June 30, 2019, options to purchase shares (in thousands) of 4,632 and 4,754, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2018, options to purchase shares (in thousands) of 4,769 and 4,730, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2019, RSUs (in thousands) of 308 and 394, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2018, RSUs (in thousands) of 171 and 55, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

During the three and six months ended June 30, 2019 and 2018, all of the Company’s outstanding PSUs were subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period.  These outstanding PSUs were excluded from the (loss) earnings per share calculation for the three and six months ended June 30, 2019 and 2018 as the performance conditions were not satisfied as of the end of the respective periods.

2019 Q2 10-Q Report	Stericycle, Inc. • 26

NOTE 11 – SEGMENT REPORTING

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Domestic and Canada RWCS	$645.8	$644.5	$1,274.6	$1,283.0
International RWCS	145.4	171.6	296.7	351.9
All Other	54.6	67.2	104.6	143.4
Total	$845.8	$883.3	$1,675.9	$1,778.3
Adjusted EBITDA
Domestic and Canada RWCS	$160.6	$196.8	$315.2	$386.8
International RWCS	23.2	26.9	47.1	59.9
All Other	(46.1)	(32.8)	(87.8)	(66.5)
Total	$137.7	$190.9	$274.5	$380.2

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to Income from operations:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Reportable Segment Adjusted EBITDA	$137.7	$190.9	$274.5	$380.2
Depreciation (1)	(32.1)	(32.7)	(63.9)	(63.5)
Business Transformation	(14.0)	(21.8)	(34.5)	(43.9)
Intangible Amortization	(36.9)	(32.9)	(74.7)	(64.8)
Acquisition and Integration	-	(1.8)	(1.9)	(5.9)
Operational Optimization	(3.6)	(7.0)	(7.2)	(15.9)
Divestitures	(4.9)	(13.0)	(2.1)	(17.1)
Litigation, Settlements and Regulatory Compliance	(9.1)	(16.4)	(18.9)	(43.9)
Impairment	(2.1)	-	(24.6)	-
Other	(9.7)	(2.9)	(25.6)	(8.7)
Income from operations	$25.3	$62.4	$21.1	$116.5
(1)	Excludes depreciation charges of $0.8 million for both the three and six months ended June 30, 2019 that are included as part of Business Transformation.

There were no significant changes in total assets by reportable segment from the information provided in the Company’s 2018 Form 10-K.

NOTE 12 – ENVIRONMENTAL REMEDIATION LIABILITIES

Total environmental liabilities at June 30, 2019 and December 31, 2018, were classified as follows:

In millions
	June 30, 2019	December 31, 2018
Accrued liabilities	$3.6	$5.3
Other liabilities	28.5	28.2
Total environmental liabilities	$32.1	$33.5

2019 Q2 10-Q Report	Stericycle, Inc. • 27

The Company projects payments for these Environmental liabilities over approximately 30 years.

NOTE 13 – LEGAL PROCEEDINGS

The Company operates in highly regulated industries and responds to regulatory inquiries or investigations from time to time that may be initiated for a variety of reasons.  At any given time, the Company has matters at various stages of resolution with the applicable government authorities.  The Company is also routinely involved in actual or threatened legal actions, including those involving alleged personal injuries and commercial, employment, environmental, tax, and other issues. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time.  In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenue.

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

Contract Class Action Lawsuits.  Beginning on March 12, 2013, the Company was served with several class action complaints filed in federal and state courts in several jurisdictions.  These complaints asserted, among other things, that the Company had imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act.  The complaints sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.  These related actions were ultimately transferred to the United States District Court for the Northern District of Illinois for centralized pretrial proceedings (the “MDL Action”).

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

2019 Q2 10-Q Report	Stericycle, Inc. • 28

The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached an agreement in principle for settlement in July 2017, which was subsequently documented in a definitive settlement agreement (the “Settlement”) on October 17, 2017.  The Settlement provided a global resolution of all cases and claims against the Company in the MDL Action.  It also provided that the Company would establish a common fund of $295.0 million from which would be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration.  It also provided that the Company’s existing contracts with customers would remain in force, while it would also establish as part of the Settlement guidelines for future price increases and provide customers additional transparency regarding such increases.  Under the terms of the Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Settlement to avoid the cost and uncertainty of litigation.  The Settlement provided that, upon final approval by the Court following a fairness hearing, it would fully and finally resolve all claims against the Company alleged in the MDL Action.

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

Securities Class Action Lawsuit.  On July 11, 2016, two purported stockholders filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois.  The plaintiffs purported to sue for themselves and on behalf of all purchasers of the Company’s publicly traded securities between February 7, 2013 and April 28, 2016, inclusive, and all those who purchased securities in the Company’s public offering of depositary shares, each representing a 1/10th interest in a share of the Company’s mandatory convertible preferred stock, on or around September 15, 2015.  The complaint named as defendants the Company, its directors and certain of its current and former officers, and certain of the underwriters in the public offering.  The complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, promulgated thereunder.  The complaint alleges, among other things, that the Company imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts, and that defendants failed to disclose those alleged practices in public filings and other statements issued during the proposed class period beginning February 7, 2013 and ending April 28, 2016.  Plaintiffs filed an Amended Complaint on August 4, 2016 and a Corrected Amended Complaint on October 21, 2016.

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

2019 Q2 10-Q Report	Stericycle, Inc. • 29

dismiss the Consolidated Amended Complaint on May 25, 2018.  The Motion was fully briefed on July 13, 2018, and awaited a ruling by the Court.

The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached an agreement in principle for settlement in December 2018 (the “Proposed Securities Class Action Settlement”).

As the Company disclosed on December 20, 2018, the terms of the Proposed Securities Class Action Settlement provided that the Company would establish a common fund of $45.0 million, from which would be paid all compensation to members of the settlement class, attorneys’ fees to class counsel, incentive awards to the named class representatives and all costs of notice and administration.  In the Proposed Securities Class Action Settlement, the Company admitted no fault or wrongdoing whatsoever.  The Company entered into the Proposed Securities Class Action Settlement in order to avoid the cost and uncertainty of litigation.

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

On February 25, 2019, plaintiffs in the Securities Class Action filed Plaintiffs’ Unopposed Motion for an Order Preliminarily Approving Class Settlement and Authorizing Dissemination of Notice of Settlement (the “Preliminary Approval Motion”).  The Preliminary Approval Motion asked the Court to preliminarily approve the Settlement, to approve the manner and content of the notice to be given to potential class members, and to set a schedule for, among other things, deadlines for potential class members to file claims, object to the Settlement, or seek exclusion from the Settlement class.  The Court approved the Preliminary Approval Motion on March 12, 2019, and the Company funded the settlement on March 25, 2019.  The large majority of the $45.0 million common fund has been funded by the Company’s insurers.  The Court held a fairness hearing on July 22, 2019, at which it granted final approval of the Settlement. At the hearing, the Court took under advisement the amount of attorneys’ fees to be awarded to plaintiffs’ counsel from the $45.0 million settlement.

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

2019 Q2 10-Q Report	Stericycle, Inc. • 30

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

Neither the Company nor the Defendants have admitted any fault or wrongdoing whatsoever in connection with the Siu Settlement, but have entered into the Siu Settlement in order to avoid the cost and uncertainty of litigation.  The Court held a hearing on the Siu Settlement on July 30, 2019, at which it granted approval of the settlement and awarded $1.25 million in attorney’s fees from the total settlement. The remaining $6.25 million will be paid to the Company under the terms of the agreement.

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

2019 Q2 10-Q Report	Stericycle, Inc. • 31

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

The Company has not accrued any amounts in respect of these lawsuits, and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.  The Company is unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in the Company’s judgment, the factual and legal allegations asserted by plaintiffs are sufficiently unique that it is unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

The Company intends to vigorously defend itself against each of the derivative lawsuits

Government Investigations.  On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America.  In addition, the DOJ has notified the Company that it is investigating this matter in parallel with the SEC.  The Company is cooperating with these agencies and certain foreign authorities.  The Company is also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.

As part of the FCPA investigation discussed above, the SEC has requested certain additional information from the Company.  On July 29, 2019, the SEC issued a subpoena to the Company requesting documents relating to the Company’s pricing practices concerning small quantity customers, as alleged in the Contract Class Actions and in the Securities Class Action.  The Company intends to cooperate with the SEC’s request.

The Company has not accrued any amounts in respect of this matter, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur.  The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.

2019 Q2 10-Q Report	Stericycle, Inc. • 32

Environmental Matters.  The Company’s Environmental Solutions business is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, the generation, transportation and disposal of waste, and the cleanup of contaminated soil and groundwater and protection of the environment.  Because of the highly regulated nature of this business, the Company frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties.  The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties to which either the Company or the prior owners of certain of its facilities shipped wastes.  From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities.

North Salt Lake, Utah.  The Company has continued to toll the statute of limitations with the United States Attorney’s Office for the District of Utah (the “USAO”) relating to an investigation by the U.S. Environmental Protection Agency (the “EPA”) into past Clean Air Act emissions and permit requirements, as previously alleged in the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”).  The NOV resulted in the Company’s December 2014 settlement with the DAQ, as previously disclosed.

The parties have reached agreement in principle, to be documented in the form of a civil consent decree, under which the Company will undertake a Supplemental Environmental Project and pay a civil penalty under the Clean Air Act.

The Company has accrued the total amount of the agreement in principle.

Tabasco, Mexico.  In late 2016, the National Agency for Industrial Security and the Protection of the Environment for the Hydrocarbon Sector in Mexico (“ASEA”) conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of the Company’s subsidiaries in Dos Bocas, Tabasco, Mexico.  ASEA subsequently claimed that the soil treatment process described in the facility’s treatment permit had not been followed properly and issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated.  The Company’s subsidiary has engaged a firm of environmental technicians to assess the contamination described in the ASEA order and to conduct a broader environmental assessment of the facility.  The Company’s review and assessment of the overall facility is ongoing.  In November 2017, ASEA rescinded the prior order imposing the fine.  After reassessing the evidence and arguments presented, ASEA issued a new resolution on March 9, 2018, containing a lower, revised fine and including remedial obligations.  In March 2018, the Company submitted a proposal for remedial measures.  On April 26, 2018, the Company appealed the fines in the most recent order.

In December 2018, ASEA approved the Company’s remedial plan for the facility, which will involve an amendment to the facility’s permit to allow for on-site, in-situ remediation of the one treatment cell subject to ASEA’s original order.

In June 2018, the Company instituted both civil and criminal legal proceedings in Mexico against the company from which it acquired the relevant facility, seeking to hold the seller liable for any remediation as well as lost profits and damages.  The defendants named in the civil complaint filed their answers in September 2018 and evidence is being heard in this matter.

The Company has accrued its estimate of the probable loss and costs necessary to comply with the ASEA order and remediate the treatment cell, which are not material.

2019 Q2 10-Q Report	Stericycle, Inc. • 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements.  When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.  Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements.  Factors that could cause such differences include, among others, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, the volume and size of any recall events, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our ERP system or execute on Business Transformation initiatives and achieve the anticipated benefits and cost savings, charges related to the portfolio rationalization strategy or the failure of this strategy to achieve the desired results, failure to consummate strategic alternative transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the FCPA, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to existing or future material weaknesses, disruptions in or attacks on information technology systems, as well as other factors described in our filings with the SEC, including our 2018 Form 10-K and subsequent Quarterly Reports on Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

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

Overview

We are a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and safeguard the environment.  We serve more than one million customers in all 50 U.S. states and 20 countries worldwide with solutions for regulated waste management, secure information destruction, compliance, customer contact, and brand protection.

2019 Q2 10-Q Report	Stericycle, Inc. • 34

As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation.

For further information on our business, reportable segments, and services, see Part I Item 1. Business, in our 2018 Form 10-K.

Key business highlights for the three months ended June 30, 2019 include:

•	RWCS grew organic revenues 1.4%, the first increase in two years.
•	Secure Information Destruction organic revenues, excluding the effect of SOP, increased 4.3%.
•	The Company continued to make significant progress towards implementation of its global ERP system.

In addition, we issued $600.0 million of Senior Notes, entered into the Fourth Amendment, which included an incremental Term Loan of $365.0 million, and repaid $1.075 billion of our then outstanding private placement notes.

The following table identifies key strategies and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) income:

2019 Q2 10-Q Report	Stericycle, Inc. • 35

In millions
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Pre-tax items:
Included in COR
Operational Optimization	$2.2	$-	$4.2	$-
Impairment (excluding goodwill)	-	-	1.6	-
Total included in COR	2.2	-	5.8	-

Included in SG&A:
Business Transformation	14.0	21.8	34.5	43.9
Intangible Amortization	36.9	32.9	74.7	64.8
Acquisition and Integration	-	1.8	1.9	5.9
Operational Optimization	1.4	7.0	3.0	15.9
Divestitures	4.9	13.0	2.1	17.1
Litigation, Settlements and Regulatory Compliance	9.1	16.4	18.9	43.9
Impairment (excluding goodwill)	2.1	-	2.1	-
Other	9.7	2.9	25.6	8.7
Total included in SG&A	78.1	95.8	162.8	200.2

Goodwill impairment	-	-	20.9	-

Included in Interest expense, net:
Capital Allocation (debt related)	3.6	-	3.6	2.7

Loss on early extinguishment of debt	23.1	-	23.1	-

Included in Other expense, net:
Other (including highly inflationary exchange loss)	0.2	-	1.3	-
Total pre-tax	$107.2	$95.8	$217.5	$202.9

After tax items:
Capital Allocation (preferred dividends)	$-	$8.3	$-	$17.1
Total after-tax	$-	$8.3	$-	$17.1

Business Transformation

Business Transformation is based on a strategic vision to build a best-in-class EPM operating model to enable us to operate more efficiently, provide an enhanced experience to customers, better capitalize on future growth opportunities and establish greater controls and oversight to drive more consistent results.  Additionally, a key component to Business Transformation is the implementation of an ERP system which will leverage standard processes throughout the organization to accelerate decision making, expedite acquisition integration, remediate compliance and control issues, and enable real-time analytics.

See the “Divestiture” section below for further information regarding recent activity and related financial impacts associated with our non-core portfolio rationalization strategy.

2019 Q2 10-Q Report	Stericycle, Inc. • 36

For the three and six months ended June 30, 2019 and 2018 and for the cumulative period since inception of Business Transformation, we have recognized the following charges:

In millions
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Since Inception
	2019	2018	2019	2018
Included in COR
Exit costs - employee termination	$-	$-	$-	$-	$0.7
Other related expenses	-	-	-	-	0.4
Non-cash charges	-	-	-	-	7.7
Total included in COR	-	-	-	-	8.8

Included in SG&A
Exit costs - employee termination	-	1.6	5.3	2.1	19.8
Internal costs	3.0	3.0	5.2	5.5	20.8
Consulting and professional fees	6.7	15.6	14.3	33.8	75.6
Software usage/maintenance fees	2.0	0.8	6.4	1.4	10.9
Other related expenses	1.5	0.8	2.5	1.1	7.9
Non-cash charges	0.8	-	0.8	-	4.6
Total included in SG&A	14.0	21.8	34.5	43.9	139.6
Total charges	$14.0	$21.8	$34.5	$43.9	$148.4

Non-cash charges	$0.8	$-	$0.8	$-	$12.3
Cash charges (including stock-based compensation)	$13.2	$21.8	$33.7	$43.9	$136.1
Capital expenditures (cash payments)	$9.8	$3.7	$40.8	$3.7	$69.7
Capital expenditures in account payable (as of June 30)	$25.0	$-	$25.0	$-

As we continue to evolve our future information systems strategy, in conjunction with the implementation of a global ERP system we may identify further items that will be abandoned or whose useful lives may be shortened, resulting in additional impairment charges and/or increases in depreciation/amortization charges.

Through June 30, 2019, we have incurred nearly all the originally anticipated employee termination charges, including incremental charges related principally to executive management, in connection with our initial restructuring estimate. As each key initiative of Business Transformation is reviewed additional charges, including charges related to employee termination, may be recorded.  The amount, timing and recognition of any such charges will be affected by the occurrence of triggering events, as defined under U.S. GAAP, among other factors.

Business Transformation charges were primarily incurred in All Other for the three and six months ended June 30, 2019 and 2018, respectively.

As part of Business Transformation we are undertaking legal entity organizational restructuring actions to assist with streamlining and simplifying business operations and to help lower general and administrative costs.  Such actions could result in additional charges associated with consulting and professional services, and increases in potential exposure to U.S. and foreign taxes and foreign exchange related charges.

2019 Q2 10-Q Report	Stericycle, Inc. • 37

Intangible Amortization

For the three months ended June 30, 2019 and 2018, we recognized $36.9 million and $32.9 million, respectively, of intangible amortization expense from acquisitions in the Condensed Consolidated Statements of (Loss) Income. For the six months ended June 30, 2019 and 2018, we recognized $74.7 million and $64.8 million, respectively, of intangible amortization expense from acquisitions in the Condensed Consolidated Statements of (Loss) Income.

The increase in amortization expense is a result of reassessing the remaining useful lives of certain intangible assets in connection with our annual review in the fourth quarter of 2018.

Acquisition and Integration

We recognized the following Acquisition and Integration expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition expenses	$-	$2.4	$1.8	$4.1
Integration expenses	-	(0.5)	0.1	1.4
(Favorable) unfavorable change in contingent consideration	-	(0.1)	-	0.4
Total	$-	$1.8	$1.9	$5.9

The results of operations of our acquired businesses have been included in the Condensed Consolidated Statements of (Loss) Income from the date of each such acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to our results of operations.

Operational Optimization

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Three Months Ended June 30, 2019
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$0.2	$-	$0.2
Closure and exit costs - other	-	0.3	-	0.3
Non-cash charges	-	2.3	-	2.3
Other expenses	-	0.8	-	0.8
Total	$-	$3.6	$-	$3.6
•

International RWCS closure and exit costs - other related to site closure costs in Europe, non-cash charges related to impairment charges for long-lived assets in Europe and Latin America, and other expenses represent additional charges incurred as a result of diverting processing during conversion of one of our plants in APAC.

2019 Q2 10-Q Report	Stericycle, Inc. • 38

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Three Months Ended June 30, 2018
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$(0.1)	$-	$(0.1)
Closure and exit costs - other	0.1	2.3	1.0	3.4
Non-cash charges	1.0	1.8	-	2.8
Other expenses	0.9	-	-	0.9
Total	$2.0	$4.0	$1.0	$7.0
•

Domestic and Canada RWCS non-cash charges related to impairment charges for long-lived assets, other expenses related to operational efficiency improvements such as optimizing overall logistics and sales functions, primarily for our Secure Information Destruction locations, and closure and exit costs – other related to the closure and consolidation of CRS call centers in Canada;

•

International RWCS closure and exit costs - other related to closure, contract exit and other clean-up costs, primarily in Latin America and APAC, non-cash charges related to impairment charges for long-lived assets and rationalization of a tradename; and

•	All Other closure and exit costs – other related to the closure and consolidation of call centers in Domestic CRS.

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Six Months Ended June 30, 2019
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$0.2	$-	$0.2
Closure and exit costs - other	-	1.8	-	1.8
Non-cash charges	2.0	2.3	-	4.3
Other expenses	0.1	0.8	-	0.9
Total	$2.1	$5.1	$-	$7.2
•	Domestic and Canada RWCS non-cash charges related to impairment charges for long-lived assets;
•

International RWCS closure and exit costs – other mostly related to site clean-up costs incurred in Latin America and site closure costs in Europe, non-cash charges related to impairment charges for long-lived assets in Europe and Latin America, and other expenses represent additional charges incurred as a result of diverting processing during conversion at one of our plants in APAC.

2019 Q2 10-Q Report	Stericycle, Inc. • 39

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Six Months Ended June 30, 2018
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$0.2	$-	$0.2
Closure and exit costs - other	0.1	3.2	2.6	5.9
Non-cash charges	1.0	6.5	-	7.5
Other expenses	2.3	-	-	2.3
Total	$3.4	$9.9	$2.6	$15.9
•

Domestic and Canada RWCS non-cash charges related to impairment charges for long-lived assets, other expenses related to operational efficiency improvements such as optimizing overall logistics and sales functions, primarily for our Secure Information Destruction locations, and exit costs – other related to the closure and consolidation of CRS call centers in Canada;

•

International RWCS closure and exit costs – other charges related to closure, contract exit and other clean-up costs, primarily in Latin America and APIC, non-cash impairment charges related to long-lived assets, customer relationships and operating permits, closure; and

•	All Other closure and exit costs – other related to the closure and consolidation of call centers in Domestic CRS.

Divestitures

We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture.  Our decision for divestiture is based upon the following criteria:

•	outlook for long-term market conditions;
•	potential impact to complementary services or customer relationships;
•	ability to leverage infrastructure and customer base for growth;
•	potential for margin improvement;
•	current divestiture value versus future divestiture value;
•	return on invested capital;
•	impact on overall leverage, including impact on debt leverage ratio;
•	implications for our internal control remediation efforts; and
•	implications for our ERP system implementation.

For the three months ended June 30, 2019, we recognized charges of $4.9 million for consulting and professional fees associated with non-core portfolio rationalization efforts, mostly in the U.S., in the Condensed Consolidated Statements of (Loss) Income.

For the three months ended June 30, 2018, we recognized $13.0 million of charges, which included $6.9 million of non-cash asset impairment charges arising from changes in the fair value of assets held for sale in the U.S., $5.8 million of professional fees associated with non-core portfolio rationalization efforts in the U.S., and $0.3 million related to non-cash asset impairment charges arising from changes in the fair value of assets sold in the U.K., in the Condensed Consolidated Statements of (Loss) Income.

2019 Q2 10-Q Report	Stericycle, Inc. • 40

For the six months ended June 30, 2019, we recognized a $5.8 million gain, in the Condensed Consolidated Statements of (Loss) Income, related to the divestiture of a U.K. based texting business for total proceeds of $14.9 million, including a $1.3 million note receivable due in six months from the closing of the transaction. We also incurred charges of $7.9 million of consulting and professional fees associated with non-core portfolio rationalization efforts, mostly in the U.S.

For the six months ended June 30, 2018, we recognized $17.1 million of divestitures charges, which included $6.9 million of non-cash asset impairment charges arising from changes in the fair value of assets held for sale in the U.S., $5.8 million of professional fees associated with non-core portfolio rationalization efforts in the U.S., and $4.4 million of non-cash asset impairment charges arising from changes in the fair value of assets sold in the U.K., in the Condensed Consolidated Statements of (Loss) Income.

As part of our long-term strategy for improving profitability and return on invested capital, and more recently as part of the non-core portfolio rationalization component of Business Transformation, we continue to evaluate the performance of our entire portfolio of assets and businesses.  Divestitures resulting from this strategy may cause us to record significant charges, including those related to goodwill and other intangible assets and cumulative translation adjustments.  In addition, divestitures we complete may not yield the targeted improvements in our business.  Any charges that we are required to record or the failure to achieve the intended financial results associated with the non-core portfolio optimization strategy could have a material adverse effect on our business, financial condition or results of operations.

We will continue impairment testing annually or as otherwise required by applicable accounting standards.  Our evaluation is based on the assumption that these assets or businesses will continue to be operated by us until they are classified as held-for-sale.

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation matters from time to time including the items detailed in Part l, Item 1. Financial Statements (Unaudited); Note 13 – Legal Proceedings.  Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees in the Condensed Consolidated Statements of (Loss) Income.

For the three months ended June 30, 2019 and 2018, we recognized $9.1 million and $16.4 million, respectively, of legal, settlement and regulatory compliance expenses, consulting and professional fees related to certain litigation matters.

For the six months ended June 30, 2019 and 2018, we recognized $18.9 million and $43.9 million, respectively, of legal, settlement and regulatory compliance expenses, and consulting and professional fees related to certain litigation matters.

2019 Q2 10-Q Report	Stericycle, Inc. • 41

Impairment

We recognized the following impairment charges:

In millions
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Impairments included in COR	$-	$-	$1.6	$-

Impairments included in SG&A	$2.1	$-	$2.1	$-

Goodwill impairment:	$-	$-	$20.9	$-

For the three months ended June 30, 2019, we recognized $2.1 million of non-cash impairment charges, of which $0.4 million related to long-lived assets in our Domestic and Canada RWCS reportable segment and $1.7 million relates to permits and customer lists in our International RWCS reportable segment.

For the six months ended June 30, 2019, we recognized $1.6 million related to non-cash impairment charges for software as a result of rationalization of applications primarily in All Other, $0.4 million related to long-lived assets in our Domestic and Canada RWCS reportable segment, and $1.7 million related to permits and customer lists in our International RWCS reportable segment.

As a result of an interim assessment performed in the first quarter of 2019, we recognized a non-cash goodwill impairment charge of $20.9 million related to our Latin America reporting unit. The goodwill impairment charge is discussed further below in the Goodwill Impairment section.

We perform our goodwill impairment testing annually during the fourth quarter (October 1), or more frequently if events or changes in circumstances indicate goodwill might be impaired. A key input into our valuation analysis is our long-range plan, which will be refreshed beginning in the third quarter. We currently believe that, based on current year performance and the potential impact on long term growth assumptions, there is an increased risk of impairment related to our Canada and Domestic Environmental Solutions reporting units. We will continue to work with our third-party valuation specialists to appropriately capture these factors in our annual impairment test during the fourth quarter, and will perform an interim assessment if the facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit below its carrying value.

Other

For the three months ended June 30, 2019 and 2018, we recognized $9.7 million and $2.9 million, respectively, of consulting and professional services related to internal control remediation activities as well as the implementation of new accounting standards, in the Condensed Consolidated Statements of (Loss) Income.

For the six months ended June 30, 2019 and 2018, we recognized $25.6 million and $8.7 million, respectively, of consulting and professional services related to internal control remediation activities as well as the implementation of new accounting standards, in the Condensed Consolidated Statements of (Loss) Income.

For the three and six months ended June 30, 2019, we recognized foreign exchange losses of $0.2 million and $1.3 million, respectively, in the Condensed Consolidated Statements of (Loss) Income, related to the

2019 Q2 10-Q Report	Stericycle, Inc. • 42

re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy, effective July 1, 2018.

Capital Allocation

For the three and six months ended June 30, 2019, we incurred a pre-tax loss on early extinguishment of debt of $23.1 million, comprising a make whole premium of $20.4 million, due under the terms of certain of the private placement notes, and $2.7 million related to unamortized debt issuance costs, associated with repayments of our private placement notes.

We also incurred $0.2 million of debt modification charges associated with the execution of the Fourth Amendment, which are recorded in Interest expense, net and charges of $3.4 million related to the write-off of the unamortized portion of premiums associated with interest rate locks executed in connection with the issuance of certain of the private placement notes, which are recorded in Interest expense, net.

We declared and paid dividends of $8.3 million and $17.1 million, related to the Series A shareholders during the three and six months ended June 30, 2018, respectively.  The Series A was converted, in accordance with its terms of issuance, to common stock in September 2018 and as a result no dividends were due or payable for the three or six months ended June 30, 2019.

During the six months ended June 30, 2018, we recognized $2.7 million of debt modification charges related to amending our Senior Credit Facility.  These charges have been recorded as Interest expense, net in the Condensed Consolidated Statements of (Loss) Income.

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Consolidated:

Financial results for the three months ended June 30, 2019 compared to the prior year include:

•

Revenues for the quarter ended June 30, 2019 were $845.8 million, compared to $883.3 million in the second quarter of last year.  Macroeconomic factors, including the effect of foreign exchange rates and SOP pricing, reduced revenues by $20.6 million and $8.7 million, respectively.  Divestitures net of acquisitions reduced revenues by $10.6 million. Organic growth in Secure Information Destruction and RWCS was offset by lower SOP pricing and lower recall activity in Communication and Related Services.

•

Income from operations in the quarter was $25.3 million, compared to $62.4 million in the second quarter of last year.  This variance was primarily due to the flow through of SOP pricing and pricing pressure in RWCS and higher operating costs which increased as a percent of revenue, including third-party hazardous waste disposal and equipment maintenance and rental costs. SG&A expenses as a percent of revenue were slightly favorable.

•

Net loss was $30.5 million, or $0.33 diluted loss per share, compared with net income of $26.6 million, or $0.31 diluted earnings per share, in the second quarter of last year, primarily due to operational factors described above and a one-time pre-tax charge of $26.7 million related to loss on early extinguishment of debt and related charges from the debt refinancing in the second quarter.

2019 Q2 10-Q Report	Stericycle, Inc. • 43

•

Cash flow from operations year to date was $71.0 million, compared to $231.0 million during the same period last year.  The decrease was primarily a result of the net loss for the period and a change in net working capital.  Capital expenditures year to date were $108.2 million, including $40.8 million for the ERP implementation, compared to $64.0 million last year, including $3.7 million associated with the ERP implementation.

Revenues:

In analyzing our performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base.  We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms.  For example, our customers may contract with us for Medical Waste Disposal services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service, which packages the same regulated medical waste services with training and education services for a contracted subscription fee.  Another example is a customer that purchases our Medical Waste Disposal and Sharps Disposal Management services which provide the customer with the same regulated services under a different pricing and billing arrangement.  We do not track the movement of customers between the various types of regulated services we offer.  Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we analyze revenues on an aggregated basis.  We analyze our revenue growth by identifying changes related to organic growth, acquired growth, divestitures and changes due to currency exchange fluctuations.

Revenues and Gross profit associated with Secure Information Destruction Services are impacted by changes in SOP pricing, which has declined in recent quarters. Continued declines in SOP pricing could have a material impact on our Revenues, Gross profit and results of operations.

Consolidated Revenues decreased $37.5 million, or 4.2%, in the second quarter of 2019 to $845.8 million from $883.3 million in the second quarter of last year.  Year on year movements in Revenues by service and Reportable Segment in the second quarter of 2019 compared to the same period in 2018 were as follows:

	For the Three Months Ended June 30,
	In millions				Components of Change %
	2019	2018	Change ($)	Change (%)	Organic		Acquisitions	Divestitures	Foreign Exchange
Revenues by Service
Regulated Waste and Compliance Services	$475.0	$483.8	$(8.8)	(1.8%)	1.4%		0.1%	(0.5%)	(2.8%)
Secure Information Destruction Services	229.4	230.0	(0.6)	(0.3%)	0.5%	(1)	0.3%	–	(1.1%)
Communication and Related Services	63.2	81.3	(18.1)	(22.2%)	(16.7%)		–	(5.0%)	(0.5%)
Manufacturing and Industrial Services	78.2	88.2	(10.0)	(11.3%)	(0.7%)		–	(5.7%)	(4.9%)
Total Revenues	$845.8	$883.3	$(37.5)	(4.2%)	(0.8%)		0.1%	(1.3%)	(2.2%)

Revenues by Segment
Domestic and Canada RWCS	$645.8	$644.5	$1.3	0.2%	0.6%	(2)	0.2%	(0.4%)	(0.2%)
International RWCS	145.4	171.6	(26.2)	(15.3%)	1.1%		–	(5.3%)	(11.1%)
All Other	54.6	67.2	(12.6)	(18.8%)	(18.8%)		–	–	–
Total Revenues	$845.8	$883.3	$(37.5)	(4.2%)	(0.8%)		0.1%	(1.3%)	(2.2%)
Organic percentage change for Secure Information Destruction Services includes the impact of SOP price movements.

(1)	Excluding SOP price impact, organic percentage change is 4.3% for the three months ended June 30, 2019.
(2)	Excluding SOP price impact, Domestic and Canada RWCS organic percentage change is 1.8% for the three months ended June 30, 2019.

2019 Q2 10-Q Report	Stericycle, Inc. • 44

Domestic and Canada RWCS revenues increased $1.3 million, or 0.2%, in the second quarter of 2019 to $645.8 million from $644.5 million in the second quarter of 2018. Organic revenues increased $4.2 million or 0.6%. The increase in Organic revenues was partially offset by $7.4 million related to the impact of declines in SOP pricing. Acquisitions contributed $1.1 million, or 0.2%, to revenues.  Divestitures, primarily related to the U.S. clean room business, reduced revenues by $2.5 million, or 0.4%. The effect of foreign exchange rates unfavorably impacted Domestic and Canada RWCS revenues in 2019 by $1.5 million, or 0.2%, as the Canadian dollar declined against the U.S. dollar.

International RWCS revenues decreased $26.2 million, or 15.3%, in the second quarter of 2019 to $145.4 million from $171.6 million in the second quarter of 2018.  The increase in International RWCS segment organic revenues was $2.1 million, or 1.1%.  The increase in Organic revenues was partially offset by $1.3 million related to the impact of declines in SOP pricing. Divestitures of businesses, primarily the U.K hazardous waste business and the recently completed texting business in the U.K., reduced revenues by $9.2 million, or 5.3%.  The effect of foreign exchange rates unfavorably impacted International RWCS revenues in 2019 by $19.1 million, or 11.1%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

All Other revenues, related to Domestic CRS, decreased $12.6 million, or 18.8%, in the second quarter of 2019 to $54.6 million from $67.2 million in 2018.  Revenues were impacted by reductions in CRS volumes due to smaller sized recall events.

Consolidated Revenues decreased $102.4 million, or 5.8%, in the first half of 2019 to $1.68 billion from $1.78 billion in the first half of last year.  Year on year movements in Revenues by service and Reportable Segment in the first half of 2019 compared to the same period in 2018 were as follows:

	For the Six Months Ended June 30,
	In millions				Components of Change %
	2019	2018	Change ($)	Change (%)	Organic		Acquisitions	Divestitures	Foreign Exchange
Revenues by Service
Regulated Waste and Compliance Services	$944.2	$981.2	$(37.0)	(3.8%)	(0.3%)		0.1%	(0.5%)	(3.1%)
Secure Information Destruction Services	461.4	449.9	11.5	2.6%	2.4%	(3)	1.5%	–	(1.3%)
Communication and Related Services	124.4	173.2	(48.8)	(28.2%)	(24.0%)		–	(3.5%)	(0.7%)
Manufacturing and Industrial Services	145.9	174.0	(28.1)	(16.2%)	(4.0%)		–	(7.3%)	(4.9%)
Total Revenues	$1,675.9	$1,778.3	$(102.4)	(5.8%)	(2.3%)		0.4%	(1.3%)	(2.6%)

Revenues by Segment
Domestic and Canada RWCS	$1,274.6	$1,283.0	$(8.4)	(0.7%)	(0.6%)	(4)	0.6%	(0.4%)	(0.3%)
International RWCS	296.7	351.9	(55.2)	(15.7%)	1.6%		–	(5.3%)	(12.0%)
All Other	104.6	143.4	(38.8)	(27.1%)	(27.1%)		–	–	–
Total Revenues	$1,675.9	$1,778.3	$(102.4)	(5.8%)	(2.3%)		0.4%	(1.3%)	(2.6%)

Organic percentage change for Secure Information Destruction Services includes the impact of SOP price movements.

(3)	Excluding SOP price impact, organic percentage change is 3.1% for the six months ended June 30, 2019.
(4)	Excluding SOP price impact, Domestic and Canada organic percentage change is (0.4%) for the six months ended June 30, 2019.

Domestic and Canada RWCS revenues decreased $8.4 million, or 0.7%, in the first half of 2019 to $1.27 billion from $1.28 billion in the first half of 2018. Organic revenues decreased $8.0 million, or 0.6%, and acquisitions contributed $7.9 million, or 0.6%, to revenues.  Divestitures, primarily related to the U.S. clean room business, reduced revenues by $4.8 million, or 0.4%. The effect of foreign exchange rates unfavorably impacted Domestic and Canada RWCS revenues in 2019 by $3.5 million, or 0.3%, as the Canadian dollar declined against the U.S. dollar.

2019 Q2 10-Q Report	Stericycle, Inc. • 45

International RWCS revenue decreased $55.2 million, or 15.7%, in the first half of 2019 to $296.7 million from $351.9 million in the first half of 2018.  The increase in International RWCS segment organic revenues was $5.6 million, or 1.6% due to due to higher volumes in Regulated Waste and Compliance revenues as a result of the implementation of new sales strategies and higher Secure Information Destruction revenues, due to higher volumes, recycling revenues, and increases in fuel surcharge revenue, offset by the impact of changes in SOP pricing.  Divestitures of businesses, primarily the U.K hazardous waste business and the recently completed texting business in the U.K. reduced revenues by $18.8 million, or 5.3%.  The effect of foreign exchange rates unfavorably impacted international revenues in 2019 by $42.0 million, or 12.0%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

All Other revenues, related to Domestic CRS, decreased $38.8 million, or 27.1%, in the first half of 2019 to $104.6 million from $143.4 million in 2018.  Revenues were impacted by reductions in CRS volumes due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019.

Gross Profit:

In millions
	For the Three Months Ended June 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	302.6	35.8%	353.3	40.0%	(50.7)	(14.4%)

In millions
	For the Six Months Ended June 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	599.7	35.8%	711.8	40.0%	(112.1)	(15.7%)

Consolidated Gross profit for the second quarter of 2019 decreased $50.7 million, or 14.4%, to $302.6 million from $353.3 million in the second quarter of 2018.  As a percentage of Revenues, consolidated Gross profit decreased to 35.8% in the second quarter of 2019 compared to 40.0% in the second quarter of 2018.

Consolidated Gross profit for the first half of 2019 decreased $112.1 million, or 15.7%, to $599.7 million from $711.8 million in the first half of 2018.  As a percentage of Revenues, consolidated Gross profit decreased to 35.8% in the first half of 2019 compared to 40.0% in the first half of 2018.

The decrease in Gross profit in both periods was primarily due to lower Revenues as discussed above, the impact of charges associated with our key strategies and other significant matters, and higher operational costs, including hazardous waste third-party disposal and equipment maintenance and rental costs.

International Gross profit is lower than domestic Gross profit because our international operations have fewer small account customers, which tend to generate higher Gross profit.  Historically, our international operations generate most of their revenues from large account customers, such as hospitals, publicly funded healthcare organizations and government bodies.  If our international revenues increase, consolidated Gross profit percentages may experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, operational optimization and domestic business expansion.

2019 Q2 10-Q Report	Stericycle, Inc. • 46

SG&A:

In millions
	For the Three Months Ended June 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	277.3	32.8%	290.9	32.9%	(13.6)	(4.7%)

In millions
	For the Six Months Ended June 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	557.7	33.3%	595.3	33.5%	(37.6)	(6.3%)

Consolidated SG&A expenses decreased $13.6 million, or 4.7%, in the second quarter of 2019 to $277.3 million from $290.9 million in the second quarter of 2018.  The decrease was primarily the result of lower charges associated with key strategies and other significant matters, which were $78.1 million in 2019 compared to $95.8 million in 2018, partially offset by higher bad debt expense, internal control investments, and a one-time insurance reserve.

Consolidated SG&A expenses decreased $37.6 million, or 6.3%, in the first half of 2019 to $557.7 million from $595.3 million in the first half of 2018.  The decrease was primarily the result of lower charges associated with key strategies and other significant matters, which were $162.8 million in 2019 compared to $200.2 million in 2018.  These matters are discussed above.

Goodwill Impairment

As a result of an interim assessment performed during the first quarter of 2019, we recorded Goodwill impairment of $20.9 million.

During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of our Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  We determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value.

Factors that contributed to the decreased estimated fair value of the Latin America reporting unit as of March 31, 2019, included continued challenges and volatility in certain of our markets due to declining market trends, cost pressures and insights from strategic developments.

These items were factored into updates to our forecasted cash-flow assumptions during the first quarter to reflect our current outlook.  As a result of this impairment assessment, we recognized $20.9 million of non-cash goodwill impairment charges related to our Latin America reporting unit. Following the impairment, the Latin America reporting unit has no remaining goodwill.

We did not record any goodwill impairment charges in the three months ended June 30, 2019 and 2018 or in the six months ended June 30, 2018.

Segment Profitability:

We use Adjusted EBITDA as the primary measure of profitability for each of our Reportable Segments –

2019 Q2 10-Q Report	Stericycle, Inc. • 47

see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in our 2018 Form 10-K for an explanation of this measure.

Segment profitability and a reconciliation of the total for segment profitability to Income from operations were as follows:

In millions
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Adjusted EBITDA
Domestic and Canada RWCS	$160.6	$196.8	$(36.2)	$315.2	$386.8	$(71.6)
International RWCS	23.2	26.9	(3.7)	47.1	59.9	(12.8)
All Other	(46.1)	(32.8)	(13.3)	(87.8)	(66.5)	(21.3)
Total	$137.7	$190.9	$(53.2)	$274.5	$380.2	$(105.7)

Adjusted EBITDA - % of Segment Revenues
Domestic and Canada RWCS	24.9%	30.5%		24.7%	30.1%
International RWCS	16.0%	15.7%		15.9%	17.0%
All Other	(84.4%)	(48.8%)		(83.9%)	(46.4%)
Total	16.3%	21.6%		16.4%	21.4%

Reconciliation to Income from operations:
Total Adjusted EBITDA above	$137.7	$190.9		$274.5	$380.2
Depreciation (1)	(32.1)	(32.7)		(63.9)	(63.5)
Business Transformation	(14.0)	(21.8)		(34.5)	(43.9)
Intangible Amortization	(36.9)	(32.9)		(74.7)	(64.8)
Acquisition and Integration	-	(1.8)		(1.9)	(5.9)
Operational Optimization	(3.6)	(7.0)		(7.2)	(15.9)
Divestitures	(4.9)	(13.0)		(2.1)	(17.1)
Litigation, Settlements and Regulatory Compliance	(9.1)	(16.4)		(18.9)	(43.9)
Impairment	(2.1)	-		(24.6)	-
Other	(9.7)	(2.9)		(25.6)	(8.7)
Income from operations	$25.3	$62.4		$21.1	$116.5
(1)	Excludes depreciation charges of $0.8 million for both the three and six months ended June 30, 2019 that are included as part of Business Transformation.

Adjusted EBITDA for our Domestic and Canada RWCS reportable segment decreased $36.2 million, or 18.4%, in the second quarter of 2019 to $160.6 million from $196.8 million in the second quarter of 2018.  As a percentage of Domestic and Canada RWCS revenues, Adjusted EBITDA was 24.9% and 30.5%, for the second quarters of 2019 and 2018, respectively.  This decrease was primarily a result of higher operational expenses, including hazardous waste third-party disposal and equipment maintenance and rental costs and the impact of SOP pricing declines.

Adjusted EBITDA for our International RWCS reportable segment decreased $3.7 million, or 13.8%, in the second quarter of 2019 to $23.2 million from $26.9 million in the second quarter of 2018.  As a percentage of International RWCS revenues, Adjusted EBITDA was 16.0% and 15.7% for the second quarters of 2019 and 2018, respectively.  This increase as a percentage of revenues was primarily the result of higher gross profit percentage in Europe as a result of the divestitures of the lower margin businesses in 2018 partially offset by lower gross profit percentage in Latin America due to the impacts of lower revenue volume.

Adjusted EBITDA for All Other decreased $13.3 million in the second quarter of 2019 to $(46.1) million from $(32.8) million in the second quarter of 2018.  The decrease is a result of lower revenues in our

2019 Q2 10-Q Report	Stericycle, Inc. • 48

Domestic CRS business due to smaller sized recall events, combined with higher operating and Corporate expenses.

Adjusted EBITDA for our Domestic and Canada RWCS reportable segment decreased $71.6 million, or 18.5%, in the first half of 2019 to $315.2 million from $386.8 million in the first half of 2018.  As a percentage of Domestic and Canada RWCS revenues, Adjusted EBITDA was 24.7% and 30.1%, for the first halves of 2019 and 2018, respectively.  This decrease was primarily a result of lower gross margins due to the impact of higher operational costs, including third-party disposal, equipment maintenance and rental costs in 2019 as well as the impact of SOP pricing changes.

Adjusted EBITDA for our International RWCS reportable segment decreased $12.8 million, or 21.4%, in the first half of 2019 to $47.1 million from $59.9 million in the first half of 2018.  As a percentage of International RWCS revenues, Adjusted EBITDA was 15.9% and 17.0% for the first halves of 2019 and 2018, respectively.  This decrease as a percentage of revenues was primarily the result of lower gross profit percentage in Latin America, due to the impacts of lower revenue volume.

Adjusted EBITDA for All Other decreased $21.3 million in the first half of 2019 to $(87.8) million from $(66.5) million in the first half of 2018.  The decrease is a result of lower revenues in our Domestic CRS business due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019, combined with disproportionally lower gross profits due to the higher fixed cost nature of this business and higher operating and Corporate expenses.

Interest expense, net:

In millions
	For the Three Months Ended June 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	33.6	4.0%	24.6	2.8%	9.0	36.6%

In millions
	For the Six Months Ended June 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	61.2	3.7%	49.6	2.8%	11.6	23.4%

Interest expense, net increased in the second quarter of 2019 to $33.6 million from $24.6 million in the second quarter of 2018.

Interest expense, net increased in the first half of 2019 to $61.2 million from $49.6 million in the first half of 2018.

The increase in both periods is a result of the overall increase in interest rates charged on our borrowings caused by an increase in the LIBOR rate and interest rate adjustments related to both our private placement notes, prior to their early extinguishment, and Senior Credit Facility combined with an overall increase in our average outstanding debt balance. Further, for the three months ended June 30, 2019, Interest expense, net includes a non-cash charge of $3.4 million, which is discussed in Capital Allocation, above.

2019 Q2 10-Q Report	Stericycle, Inc. • 49

See Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt in the Consolidated Financial Statements included in our 2018 Form 10-K and Part I. Item 1. Financial Statements (Unaudited) Note 6 – Debt, of this Form 10-Q.

Loss on early extinguishment of debt: During the three and six months ended June 30, 2019, the Company incurred a pre-tax loss on early extinguishment of debt of $23.1 million, relating to the repayment of its private placement notes, which is discussed in Capital Allocation above.

Other expense, net: Other expense, net was $1.8 million and $0.6 million in the first quarter of 2019 and 2018, respectively, and $4.0 million and $0.6 million in the first half of 2019 and 2018, respectively.

The increases during the three and six months ended June 30, 2019, related to items discussed under key strategies and other significant matters discussed above.

Income tax benefit (expense):

In millions
	For the Three Months Ended June 30,
	2019		2018		Change
	$	Effective rate	$	Effective rate	$	%
Income tax benefit (expense)	3.0	9.0%	(9.6)	25.8%	12.6	(131.3%)

In millions
	For the Six Months Ended June 30,
	2019		2018		Change
	$	Effective rate	$	Effective rate	$	%
Income tax expense	(0.6)	(0.9%)	(16.2)	24.4%	15.6	(96.3%)

Income tax benefit was $3.0 million in the second quarter of 2019 compared to expense of $9.6 million in the second quarter of 2018.  The effective tax rates in the second quarter of 2019 and 2018 were 9.0% and 25.8%, respectively.  The effective tax rate the three months ended June 30, 2019, was lower principally due to valuation allowances recognized against current period losses in several countries.  The effective tax rate for the three months ended June 30, 3018, was higher than customary as a result of the impact of certain tax reserve and deferred tax adjustments.

Income tax expense was $0.6 million in the first half of 2019 compared to $16.2 million in the first half of 2018.  The effective tax rates in the first half of 2019 and 2018 were (0.9%) and 24.4%, respectively.  The negative effective tax rate for the six months ended June 30, 2019, is due to the non-deductible impact of the goodwill impairment and valuation allowances recognized against current period losses in several countries. The effective tax rate for the six months ended June 30, 3018, was impacted by certain tax reserve and deferred tax adjustments.

Liquidity and Capital Resources

The Company believes that it has sufficient liquidity to support its ongoing operations, including Business Transformation, and to invest in future growth to create value for its shareholders.  Operating cash flows and the Company’s $1.2 billion Senior Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, capital expenditures necessary to support growth and productivity improvements, including those associated with Business Transformation and shareholder distributions approved by the Board of Directors. To the extent the Company’s liquidity needs prove to be greater

2019 Q2 10-Q Report	Stericycle, Inc. • 50

than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient or the Company is in breach under its existing Credit Agreement, the Company would need to seek additional financing from alternative sources, including approaching the capital markets, in order to provide additional liquidity.

The Credit Agreement and Fourth Amendment contain a number of covenants, including financial covenants.  As of June 30, 2019, the Company was in compliance with the Consolidated Leverage Ratio covenant, with an actual ratio of 4.36 to 1.00, which was below the allowed maximum ratio of 4.50 to 1.00 as contained in the Fourth Amendment.

Based upon the Company’s current financial projections, it is reasonably likely that the Company could exceed this Consolidated Leverage Ratio threshold at some point in the next twelve months.  This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage covenant from the Company’s lenders.

A failure to comply with these provisions could result in an event of default.  Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, and/or cause their loans to become due and payable in full which could cause the Company and the Company’s subsidiaries to enter into bankruptcy or liquidation. As a result the holders of the Company’s stock could experience a partial or total loss of their investment (see also Part II, Item 1A. Risk Factors in this Form 10-Q).

(For further details concerning these matters see Part I - Item 1. Financial Statements (Unaudited) Note 6 – Debt, of this Form 10-Q).

Working Capital:  At June 30, 2019, our working capital increased $20.8 million to $34.9 million compared to $14.1 million at December 31, 2018. This change is primarily related to increases in Prepaid expenses and decreases in Accrued liabilities and Bank overdrafts, partially offset by the addition of Operating lease liabilities associated with the adoption of ASC 842.

Current assets increased $71.8 million at June 30, 2019 to $819.1 million from $747.3 million at December 31, 2018, primarily driven by an increase in Prepaid expenses as a result of increases in prepaid software-as-a-service fees and prepaid taxes. Days sales outstanding ("DSO") was 66 days and 63 days as of June 30, 2019 and December 31, 2018, respectively.

Current liabilities increased $51.0 million at June 30, 2019 to $784.2 million from $733.2 million at December 31, 2018, primarily as a result of the adoption of ASC 842, which now requires recognition of Operating lease liabilities on the Condensed Consolidated Balance Sheet. This increase was partially offset by decreases in Accrued liabilities, due to timing of tax payments and payments related to annual incentive plans, and Bank overdrafts, as we used a portion of the proceeds from the divestiture of a business to reduce overdraft balances in the U.K. During the third quarter of 2019, we expect to pay approximately $11.5 million relating to the settlement of a dispute surrounding final acquisition consideration which has been included within Accrued liabilities as of June 30, 2019.

2019 Q2 10-Q Report	Stericycle, Inc. • 51

In millions
	For the Six Months Ended June 30,
	2019	2018
Net cash from operating activities	$71.0	$231.0
Net cash from investing activities	(93.1)	(83.4)
Net cash from financing activities	23.3	(143.2)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.6)
Net change in cash and cash equivalents	$0.2	$2.8

Operating Cash Flows:  Net cash from operating activities decreased $160.0 million, or 69.3%, in the first half of 2019 to $71.0 million from $231.0 million in the first half of 2018, primarily as a result of the current period operational performance, the timing of working capital movements, including payments made in 2019 related to annual incentive plans and prepaid software-as-a-service fees that did not occur in the first half of 2018, as well as the acceleration of interest payments on our private placement notes as a result of their repayment in June 2019.

Investing Cash Flows: Net cash from investing activities decreased $9.7 million, or 11.6%, in the first half of 2019 to net cash used of $93.1 million from net cash used of $83.4 million in the first half of 2018. Our capital expenditures increased by $44.2 million to $108.2 million from $64.0 million in the first half of 2018, primarily as a result of capital expenditure payments for work associated with our ERP implementation in the first half of 2019.  We also received $13.6 million from the divestiture of a business during the first half of 2019. Payments for acquisitions, net of cash acquired decreased by $28.7 million due to fewer acquisitions in the first half of 2019 compared to the first half of 2018.

Financing Cash Flows: Net cash from financing activities increased $166.5 million, or 116.2%, in the first half of 2019 to net proceeds of $23.3 million from net cash used of $143.2 million in the first half of 2018. We raised proceeds of $600.0 million from our issuance of the Senior Notes and used the proceeds, net of issuance costs, together with additional borrowings on our Senior Credit Facility and Term Loan, to repay in full approximately $1.075 billion of the then outstanding balance on private placement notes. As a result of this repayment, we also incurred a make whole premium of $20.4 million, payable under the terms of certain of the private placement notes. Our net borrowings on our Senior Credit Facility and Term Loan were $543.6 million, including the additional Term Loan of $365.0 million, in the first half of 2019 compared to net repayments of $83.1 million in the first half of 2018, primarily as a result of additional borrowings to finance the repayment of the private placement notes.  Using a portion of the proceeds from the divestiture of a business, we also made repayments on our bank overdrafts of $12.1 million in the first half of 2019. We made Series A repurchases of $14.8 million and paid dividends of $17.1 million to the holders of Series A during the first half of 2018. The Series A was converted, in accordance with its terms of issuance, to common stock in September 2018 and as a result no dividends were due or payable during the first half of 2019.

Critical Accounting Policies and Estimates

As discussed in our 2018 Form 10-K, the preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

2019 Q2 10-Q Report	Stericycle, Inc. • 52

Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective method to all contracts that were not completed as of January 1, 2019.  See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies and Note 5 – Leases included in Item 1. Financial Statements (Unaudited), of this Form 10-Q for additional information on the adoption of ASC 842.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, because of material weaknesses in internal control over financial reporting, as described below.

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

2019 Q2 10-Q Report	Stericycle, Inc. • 53

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

Changes in internal controls

As described below, we have undertaken and continue to undertake significant remediation actions to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2019, but have not materially affected our internal control over financial reporting.

We have now designed a significant number of controls through the quarter ended June 30, 2019, that we have evaluated, are evaluating or awaiting additional testing samples to evaluate operating effectiveness. Controls that have been properly designed need to be operating effectively for acceptable periods of time.  Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management has made further progress and intends to continue to pursue significant remediation efforts during 2019.

Remediation activities

Consistent with Stericycle’s Business Transformation, we have advanced an Internal Control Transformation Program to address historical material weaknesses. We have previously communicated certain remediation efforts in its Annual Report on Form 10-K for the year ended December 31, 2018. Management continues to advance the design of financial reporting controls to ensure that the level of precision is adequate to address the assessed risks at an assertion level and the period of operation is sufficient to conclude on the operating effectiveness of the controls. In working with the Audit Committee, Management has:

•	Established a more formal SOX PMO Office within the Controllership function to provide governance, drive accountability and gain alignment between all key stakeholders.
•

Developed a 2019 SOX Program Roadmap with defined milestones that allows the Company to follow a traditional SOX timeline, fosters accountability, measures progress and engages key stakeholders timely throughout the year.  This allows for timely assessment of control design and operating effectiveness to measure progress against our material weaknesses.

•

Developed a roadmap which includes critical activities, which commenced during the first half of 2019 such as internal control design and documentation updates. Management completed its top-down risk assessment and scoping of key locations and processes during the second quarter of 2019.

When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal controls over financial reporting.

2019 Q2 10-Q Report	Stericycle, Inc. • 54

Notwithstanding the existence of the material weaknesses as described above, we believe that the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

2019 Q2 10-Q Report	Stericycle, Inc. • 55

PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part l, Item 1, Financial Statements (unaudited) Note 13 – Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

For information about the Company’s risk factors, refer to Part l, “Item 1A. Risk Factors” in the Company’s 2018 Form 10-K and the following which provides an update to the Risk Factor with respect to “Restrictions in our Credit Agreement and our Senior Notes could adversely affect our business, financial condition, results of operations, ability to make distributions and value of our securities”, discussed therein:

Our Credit Agreement contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements.  These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement, and may limit our ability to take advantage of potential business opportunities as they arise. Our Senior Notes also contain certain covenants that could have a similar effect on our ability to operate our business (see Part ll, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt included in our 2018 Form 10-K and Part I. Item 1. Financial Statements (Unaudited) Note 6 – Debt, of this Form 10-Q).

Our ability to comply with the covenants and restrictions contained in our Credit Agreement, along with certain of the covenants and restrictions contained in our Senior Notes, may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  A failure to comply with these provisions could result in a default or an event of default.  Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full and force us and our subsidiaries into bankruptcy or liquidation.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources included in our 2018 Form 10-K and Part I. Item 1. Financial Statements (Unaudited); Note 6 – Debt, in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 30, 2019.

2019 Q2 10-Q Report	Stericycle, Inc. • 56

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
3.9

Certificate of Elimination of the Certificate of Designations of 5.25% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q filed November 1, 2018)

4.1

Indenture, dated as of June 14, 2019, between Stericycle, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 14, 2019)

4.2	Form of 5.375% Senior Notes due July 2024 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 14, 2019)
10.1

Fourth Amendment, dated as of June 14, 2019, to the Credit Agreement dated as of November 17, 2017, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 14, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101

The following financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File, formatted in Inline XBRL

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2019 Q2 10-Q Report	Stericycle, Inc. • 57

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2019

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Chief Financial Officer

2019 Q2 10-Q Report	Stericycle, Inc. • 58