Form 10-Q
period 2019-09-30
STERICYCLE INC
filed 2019-10-31
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-37556

Stericycle, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3640402
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2355 Waukegan Road

Bannockburn, Illinois 60015

(Address of principal executive offices, including zip code)

(847) 367-5910

(Registrant’s telephone number, including area code)

28161 North Keith Drive

Lake Forest, Illinois 60045

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRCL	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On October 28, 2019, there were 91,127,712 shares of the Registrant’s Common Stock outstanding.

2019 Q3 10-Q Report	Stericycle, Inc. • 2

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

CRS	Communication and Related Services
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, tax, depreciation and amortization
Environmental Solutions	Provider of Hazardous Waste Solutions and Manufacturing and Industrial Services
EPA	U.S. Environmental Protection Agency
EPM	Enterprise Performance Management
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
Exchange Act	U.S. Securities Exchange Act 1934
Expert Solutions	Recall and return services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign and Corrupt Practices Act
Fourth Amendment	Fourth Amendment to the Credit Agreement, dated as of June 14, 2019
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
IRS	U.S. Internal Revenue Service
PFA	Pre-filing agreement
PSU	Performance-based restricted stock unit
RWCS	Regulated Waste and Compliance Services
ROU	Right-of-use
RSU	Restricted stock unit
S&P	Standard & Poor's
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% Senior Notes due July 2024
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SOP	Sorted office paper
SOX	U.S. Sarbanes Oxley Act of 2002
SQ	Small quantity
SQ Settlement	Small quantity medical waste customers class action settlement
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TAS	Telephone answering services
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2019 Q3 10-Q Report	Stericycle, Inc. • 3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$833.1	$854.9	$2,509.0	$2,633.2
Cost of revenues	537.8	519.4	1,614.0	1,585.9
Gross profit	295.3	335.5	895.0	1,047.3
Selling, general and administrative expenses	247.4	267.2	805.1	851.1
Held-for-sale impairments	82.4	-	82.4	11.4
Goodwill impairment	-	-	20.9	-
(Loss) income from operations	(34.5)	68.3	(13.4)	184.8
Interest expense, net	(29.9)	(27.7)	(91.1)	(77.3)
Loss on early extinguishment of debt	-	-	(23.1)	-
Other expense, net	(3.2)	(6.2)	(7.2)	(6.8)
(Loss) income before income taxes	(67.6)	34.4	(134.8)	100.7
Income tax benefit (expense)	8.6	(10.9)	8.0	(27.1)
Net (loss) income	(59.0)	23.5	(126.8)	73.6
Net (income) loss attributable to noncontrolling interests	(0.2)	-	(0.7)	0.1
Net (loss) income attributable to Stericycle, Inc.	(59.2)	23.5	(127.5)	73.7
Mandatory convertible preferred stock dividend	-	(8.4)	-	(25.5)
Gain on repurchases of preferred stock	-	2.4	-	16.9
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(59.2)	$17.5	$(127.5)	$65.1
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.65)	$0.20	$(1.40)	$0.76
Diluted	$(0.65)	$0.20	$(1.40)	$0.76
Weighted average number of common shares outstanding:
Basic	91.1	86.7	91.0	85.9
Diluted	91.1	86.8	91.0	86.1

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q3 10-Q Report	Stericycle, Inc. • 4

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(59.0)	$23.5	$(126.8)	$73.6

Other comprehensive (loss) income:
Foreign currency translation adjustments	(28.9)	3.0	(22.8)	(56.9)
Amortization of cash flow hedge into income, net of tax expense ($0.0 and $0.1 and $0.2 and $0.3) for the three and nine months ended September 30, 2019 and 2018, respectively	-	0.3	0.4	0.8
Change in fair value of cash flow hedge, net of tax expense ($0.0 and $0.0 and $0.1 and $0.0) for the three and nine months ended September 30, 2019 and 2018, respectively	-	-	0.2	-
Reclassification of cash flow hedge, net of tax expense ($1.1) for the nine months ended September 30, 2019 to Net (loss)	-	-	2.3	-
Total other comprehensive (loss) income	(28.9)	3.3	(19.9)	(56.1)

Comprehensive (loss) income	(87.9)	26.8	(146.7)	17.5
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	-	0.9	(0.7)
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(88.0)	$26.8	$(147.6)	$18.2

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q3 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$30.8	$34.3
Accounts receivable, less allowance for doubtful accounts of $70.8 in 2019 and $71.9 in 2018	562.8	599.6
Prepaid expenses	72.6	50.0
Other current assets	54.1	63.4
Assets held-for-sale	30.2	-
Total Current Assets	750.5	747.3
Property, plant and equipment, less accumulated depreciation of $753.7 in 2019 and $678.1 in 2018	785.7	743.5
Operating lease right-of-use assets	391.5	-
Goodwill	3,178.4	3,222.2
Intangible assets, less accumulated amortization of $571.3 in 2019 and $499.9 in 2018	1,466.8	1,637.7
Other assets	103.4	104.8
Total Assets	$6,676.3	$6,455.5
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$111.9	$104.3
Bank overdrafts	4.1	14.8
Accounts payable	216.9	225.8
Accrued liabilities	319.8	340.8
Operating lease liabilities	88.4	-
Other current liabilities	37.2	47.5
Liabilities held-for-sale	17.4	-
Total Current Liabilities	795.7	733.2
Long-term debt, net	2,617.0	2,663.9
Long-term operating lease liabilities	320.7	-
Deferred income taxes	330.5	307.3
Long-term taxes payable	66.4	83.3
Other liabilities	68.7	70.7
Total Liabilities	4,199.0	3,858.4

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized, 0.0 issued and outstanding in 2019 and 2018, respectively)	-	-
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.1 and 90.7 issued and outstanding in 2019 and 2018, respectively)	0.9	0.9
Additional paid-in capital	1,196.5	1,162.6
Retained earnings	1,661.7	1,789.2
Accumulated other comprehensive loss	(385.4)	(365.3)
Total Stericycle, Inc.’s Equity	2,473.7	2,587.4
Noncontrolling interests	3.6	9.7
Total Equity	2,477.3	2,597.1
Total Liabilities and Equity	$6,676.3	$6,455.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q3 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(126.8)	$73.6
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	96.6	95.6
Intangible amortization	110.5	96.6
Loss on early extinguishment of debt and related charges	26.5	-
Stock-based compensation expense	13.7	19.5
Deferred income taxes	18.7	9.5
Goodwill and other impairment charges and losses (gains) on divestiture of businesses, net	108.1	26.8
Other, net	0.6	(2.9)
Changes in operating assets and liabilities, net of the effects of acquisitions, held-for-sale reclassifications, and divestitures:
Accounts receivable	6.3	(1.8)
Prepaid expenses	(28.3)	(22.5)
Accounts payable	4.4	17.8
Accrued liabilities	(30.5)	(226.2)
Other assets and liabilities	1.4	3.9
Net cash from operating activities	201.2	89.9
INVESTING ACTIVITIES:
Capital expenditures	(161.2)	(96.9)
Payments for acquisitions, net of cash acquired	(0.2)	(39.6)
Proceeds from divestiture of businesses	17.8	25.2
Other, net	2.3	1.9
Net cash from investing activities	(141.3)	(109.4)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(38.2)	(44.9)
Proceeds from foreign bank debt	10.9	8.7
Repayment of foreign bank debt	(7.4)	(14.9)
Proceeds from Term Loan	365.0	-
Repayment of Term Loan	(40.2)	(35.6)
Proceeds from issuance of Senior Notes	600.0	-
Proceeds from Senior Credit Facility	1,292.1	1,334.2
Repayment of Senior Credit Facility	(1,141.3)	(1,189.1)
Repayments of private placement notes	(1,075.0)	-
Payments on early extinguishment of debt	(20.4)	-
(Repayments of) proceeds from bank overdrafts, net	(9.8)	0.9
Payments of capital lease obligations	(2.4)	(5.1)
Payment of debt issuance costs	(8.8)	-
Proceeds from issuance of common stock, net of shares withheld for tax	16.2	20.1
Payments for repurchase of mandatory convertible preferred stock	-	(17.2)
Dividends paid on mandatory convertible preferred stock	-	(25.5)
Payments to noncontrolling interest	(0.7)	(0.2)
Net cash from financing activities	(60.0)	31.4
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(2.1)
Net change in cash and cash equivalents	(3.5)	9.8
Cash and cash equivalents at beginning of period	34.3	42.2
Cash and cash equivalents at end of period	$30.8	$52.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$0.3	$27.7
Capital expenditures in accounts payable	$22.3	$18.2
Interest paid during the period, net of capitalized interest	$69.7	$62.2
Income taxes paid during the period, net of refunds	$7.3	$21.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q3 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2019	-	$-	91.1	$0.9	$1,192.8	$1,720.9	$(356.6)	$4.2	$2,562.2
Net loss						(59.2)		0.2	(59.0)
Currency translation adjustment							(28.8)	(0.1)	(28.9)
Stock compensation expense					3.7				3.7
Payment to noncontrolling interest								(0.7)	(0.7)
Balance as of September 30, 2019	-	$-	91.1	$0.9	$1,196.5	$1,661.7	$(385.4)	$3.6	$2,477.3

	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2018	0.6	$-	85.7	$0.9	$1,145.1	$2,090.1	$(345.8)	$11.3	$2,901.6
Net income						23.5		-	23.5
Currency translation adjustment							3.0	-	3.0
Change in qualifying cash flow hedge, net of tax expense							0.3	-	0.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net			0.2	-	8.5				8.5
Repurchase and cancellation of convertible preferred stock					(4.8)	2.4			(2.4)
Conversion of convertible preferred stock to common stock	(0.6)	-	4.7						-
Preferred stock dividend						(8.4)			(8.4)
Stock compensation expense					6.7				6.7
Payment to noncontrolling interest								(0.2)	(0.2)
Balance as of September 30, 2018	-	$-	90.6	$0.9	$1,155.5	$2,107.6	$(342.5)	$11.1	$2,932.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q3 10-Q Report	Stericycle, Inc. • 8

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	-	$-	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1
Net loss						(127.5)		0.7	(126.8)
Currency translation adjustment							(23.0)	0.2	(22.8)
Change in qualifying cash flow hedge, net of tax expense							0.6		0.6
Accelerated amortization of cash flow hedge, net of tax expense							2.3		2.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net			0.4	-	13.9				13.9
Stock compensation expense					13.7				13.7
Payments to noncontrolling interest					6.3			(7.0)	(0.7)
Balance as of September 30, 2019	-	$-	91.1	$0.9	$1,196.5	$1,661.7	$(385.4)	$3.6	$2,477.3

	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	0.7	$-	85.5	$0.9	$1,153.2	$2,029.5	$(287.0)	$12.0	$2,908.6
Cumulative effect of new accounting standard						13.0			13.0
Net income						73.7		(0.1)	73.6
Currency translation adjustment							(56.3)	(0.6)	(56.9)
Change in qualifying cash flow hedge, net of tax expense							0.8	-	0.8
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net			0.4	-	16.9				16.9
Repurchase and cancellation of convertible preferred stock	(0.1)	-			(34.1)	16.9			(17.2)
Conversion of convertible preferred stock to common stock	(0.6)		4.7						-
Preferred stock dividend						(25.5)			(25.5)
Stock compensation expense					19.5				19.5
Payments to noncontrolling interest								(0.2)	(0.2)
Balance as of September 30, 2018	-	$-	90.6	$0.9	$1,155.5	$2,107.6	$(342.5)	$11.1	$2,932.6

See accompanying Notes to Condensed Consolidated Financial Statements.

2019 Q3 10-Q Report	Stericycle, Inc. • 9

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

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, intangible asset valuations, measurement of assets and liabilities held-for-sale, and long-lived asset and goodwill impairment assessments.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from the Company’s estimates.

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

2019 Q3 10-Q Report	Stericycle, Inc. • 10

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

Adoption of New Accounting Standards

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

2019 Q3 10-Q Report	Stericycle, Inc. • 11

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

2019 Q3 10-Q Report	Stericycle, Inc. • 12

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents revenues disaggregated by service and primary geographical regions, and includes a reconciliation of disaggregated revenue to revenue reported by reportable segments, Domestic and Canada RWCS and International RWCS:

In millions
	Three Months Ended September 30, 2019
Reportable Segment	Domestic and Canada RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$281.4	$10.3	$58.6	$40.6	$-	$390.9
Hazardous Waste Solutions	84.0	-	-	-	-	84.0
Total RWCS revenues	365.4	10.3	58.6	40.6	-	474.9
Secure Information Destruction Services	173.4	16.3	29.9	3.0	-	222.6
Manufacturing and Industrial Services	61.6	6.0	0.8	8.3	-	76.7
Communication Services	-	4.0	0.4	-	34.3	38.7
Expert Solutions	-	2.3	1.9	-	16.0	20.2
Total CRS revenues	-	6.3	2.3	-	50.3	58.9
Total	$600.4	$38.9	$91.6	$51.9	$50.3	$833.1
Reportable Segment Total		$639.3		$143.5	$50.3	$833.1

In millions
	Three months ended September 30, 2018
Reportable Segment	Domestic and Canada RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$283.4	$9.7	$58.9	$42.6	$-	$394.6
Hazardous Waste Solutions	82.0	-	-	-	-	82.0
Total RWCS revenues	365.4	9.7	58.9	42.6	-	476.6
Secure Information Destruction Services	178.4	16.3	29.9	3.0	-	227.6
Manufacturing and Industrial Services	62.9	5.4	1.0	9.8	-	79.1
Communication Services	-	3.5	4.0	-	37.2	44.7
Expert Solutions	-	2.7	1.9	-	22.3	26.9
Total CRS revenues	-	6.2	5.9	-	59.5	71.6
Total	$606.7	$37.6	$95.7	$55.4	$59.5	$854.9
Reportable Segment Total		$644.3		$151.1	$59.5	$854.9

2019 Q3 10-Q Report	Stericycle, Inc. • 13

In millions
	Nine Months Ended September 30, 2019
Reportable Segment	Domestic and Canada RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$842.6	$31.0	$181.9	$123.2	$-	$1,178.7
Hazardous Waste Solutions	240.4	-	-	-	-	240.4
Total RWCS revenues	1,083.0	31.0	181.9	123.2	-	1,419.1
Secure Information Destruction Services	535.5	48.9	90.3	9.3	-	684.0
Manufacturing and Industrial Services	178.8	17.5	2.7	23.6	-	222.6
Communication Services	-	11.9	3.9	-	103.7	119.5
Expert Solutions	-	7.3	5.3	-	51.2	63.8
Total CRS revenues	-	19.2	9.2	-	154.9	183.3
Total	$1,797.3	$116.6	$284.1	$156.1	$154.9	$2,509.0
Reportable Segment Total		$1,913.9		$440.2	$154.9	$2,509.0

In millions
	Nine Months Ended September 30, 2018
Reportable Segment	Domestic and Canada RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions	$860.5	$29.4	$189.2	$143.7	$-	$1,222.8
Hazardous Waste Solutions	235.0	-	-	-	-	235.0
Total RWCS revenues	1,095.5	29.4	189.2	143.7	-	1,457.8
Secure Information Destruction Services	528.3	49.1	91.0	9.1	-	677.5
Manufacturing and Industrial Services	186.8	16.6	15.9	33.8	-	253.1
Communication Services	-	12.7	13.3	-	112.9	138.9
Expert Solutions	-	8.9	7.0	-	90.0	105.9
Total CRS revenues	-	21.6	20.3	-	202.9	244.8
Total	$1,810.6	$116.7	$316.4	$186.6	$202.9	$2,633.2
Reportable Segment Total		$1,927.3		$503.0	$202.9	$2,633.2

Contract Liabilities

Contract liabilities at September 30, 2019 and December 31, 2018 were $13.4 million and $15.0 million, respectively. Contract liabilities as of September 30, 2019 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next twelve months.

Contract Acquisition Costs

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.3 years.

During the three months ended September 30, 2019 and 2018, the Company amortized $2.2 million and $1.8 million, respectively, of deferred sales incentives to SG&A.

During the nine months ended September 30, 2019 and 2018, the Company amortized $6.5 million and $5.0 million, respectively, of deferred sales incentives to SG&A.

2019 Q3 10-Q Report	Stericycle, Inc. • 14

Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	September 30, 2019	December 31, 2018
Other current assets	$8.3	$8.5
Other assets	25.5	23.3
Total contract acquisition costs	$33.8	$31.8

NOTE 3 – RESTRUCTURING, DIVESTITURES, AND DISPOSAL GROUPS HELD-FOR-SALE

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

As part of overall business strategy, in the third quarter of 2017, the Company initiated a comprehensive multi-year Business Transformation, which it expects to complete by 2022, with the objective to improve long-term operational and financial performance.  Through September 30, 2019, the Company has incurred nearly all the originally anticipated employee termination charges, including incremental charges related principally to executive management, in connection with its initial restructuring estimate. As the Company continues to consider each key initiative of the Business Transformation additional charges may be recorded.  The amount, timing and recognition of any such charges will be affected by the occurrence of triggering events, as defined under U.S. GAAP, among other factors.

We did not recognize any executive and employee termination costs during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company recognized $5.3 million in charges related to executive and employee termination costs, of which $4.6 million was recognized within All Other, $0.6 million was recognized within the International RWCS reportable segment, and $0.1 million was recognized within the Domestic and Canada RWCS reportable segment. These amounts are reflected as part of SG&A and will be paid out over approximately two years. As of September 30, 2019, approximately $3.9 million in future payments remained accrued.

During the three and nine months ended September 30, 2018, in connection with its evolving future information systems strategy, the Company recognized a $6.8 million non-cash impairment charge for  software, which is reflected as part of COR.  The assets were held by the Domestic and Canada RWCS reportable segment.

During the three and nine months ended September 30, 2018, the Company recognized $1.0 million in charges related to site closures/consolidation within the Domestic and Canada RCS reporting segment, which are reflected as part of COR.  The charges comprised $0.5 million related to lease termination fees and $0.5 million related to non-cash impairment charges for leasehold improvements.

During the three and nine months ended September 30, 2018, the Company incurred $0.1 million and $2.2 million, respectively, of severance payments related to Business Transformation.  The Domestic and Canada RWCS and International RWCS reportable segments incurred $1.7 million and $0.3 million, respectively, with the remaining $0.2 million impacting All Other.  These amounts were recognized in SG&A and were fully paid as of September 30, 2018.

2019 Q3 10-Q Report	Stericycle, Inc. • 15

Restructuring – Other

During the three months and nine ended September 30, 2019 the Company recognized, in COR, total charges of $1.8 million relating to a facility exit in Romania, which is included in the International RWCS reportable segment. The charges comprised $1.4 million related to non-cash impairment charges for permits and long-lived assets, $0.2 million related to employee severance and $0.2 million related to closure and exit costs. The amounts related to employee severance remain unpaid as of September 30, 2019.

During the three months ended September 30, 2019 recognized, in COR, total charges of $0.9 million relating to a site closure in Brazil, which is included in the International RWCS reportable segment. The charges comprised $0.4 million related to non-cash impairment charges for long-lived assets, $0.4 million related to lease exit costs and $0.1 million related to employee severance.

During the nine months ended September 30, 2019 recognized, in COR, $2.0 million related to impairment charges for long-lived assets arising from a site movement in the U.S., which is included in the Domestic and Canada RWCS reportable segment.

During the nine months ended September 30, 2019 recognized, in COR, total charges of $2.2 million related primarily to impairment charges for long-lived assets due to a site closure in the U.K., which is included in the International RWCS reportable segment.

During the nine months ended September 30, 2019 recognized, in SG&A, total charges of $1.9 million related to two site closures in Brazil, which is included in the International RWCS reportable segment. The charges comprised $1.0 million related to site clean-costs, $0.4 million related to non-cash impairment charges for long-lived assets, $0.4 million related to lease exit costs and $0.1 million related to employee severance.

During the three and nine months ended September 30, 2018, the Company recognized, in SG&A, severance costs of approximately $1.1 million, associated with a reduction in headcount undertaken as part of Operational Optimization.  The charges were incurred within All Other and the payments made in the fourth quarter of 2018.

Divestitures

During the nine months ended September 30, 2019, the Company completed, as part of its portfolio rationalization, the sale of the non-core U.K. based texting business, a component of the International RWCS reportable segment for proceeds of $14.9 million. During the three months and nine months ended September 30, 2019, the Company recognized a pre-tax loss of approximately $0.7 million and a pre-tax gain of approximately $5.1 million, respectively recognized in SG&A.

During the nine months ended September 30, 2018, the Company entered into an agreement to sell a component of the Domestic and Canada RWCS reportable segment, which closed on August 1, 2018.  The Company recognized non-cash impairment charges of $6.9 million in SG&A in connection with reclassifying the assets and liabilities associated with this business as held-for-sale.

During the nine months ended September 30, 2018, the Company completed the sale of a business in the U.K., a component of the International RWCS reportable segment, for consideration of approximately $11.5 million, of which $8.2 million was received in cash at closing and $3.3 million which was held in escrow until it was received in August 2019. Prior to sale, the Company had recognized total non-cash

2019 Q3 10-Q Report	Stericycle, Inc. • 16

impairment charges of $14.8 million in connection with reclassifying the assets and liabilities as held-for-sale and subsequent changes in the fair value of these assets, including $4.2 million during the nine months ended September 30, 2018. These charges were included in SG&A.

Assets and Liabilities Held-for-Sale

During September 2019, the Company approved plans to sell its TAS business in North America and its retail pharmaceutical returns business in the U.S. and Puerto Rico. Accordingly, the assets and liabilities for these businesses are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets. These businesses are part of CRS, which is principally presented in All Other. In October 2019, the Company entered into definitive agreements and completed the sales of these businesses for cash consideration of $36.4 million. In connection with the sale agreement for the TAS business, the Company entered into a TSA with the buyer for a period of up to 15 months. The Company will allocate and deferred a portion of the proceeds, which will be recognized over the duration of the TSA period offsetting the expenses incurred to deliver the TSA services that are not reimbursed by the buyer.

During September 2019, the Company also approved a plan to sell substantially all of its operations in Mexico. Accordingly, the assets and liabilities for these operations are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets. In October 2019, the Company entered into a definitive agreement and completed the sale of the Mexico operations for nominal consideration. These operations are presented in the International RWCS reportable segment. The cumulative translation adjustment of $18.0 million was included as part of the carrying value of the disposal group when measuring the impairment charge.

During the three months ended September 30, 2019 the Company recognized the following non-cash impairment charges associated with classifying certain assets and liabilities as held-for-sale as the carrying value of the net assets held for sale exceeded their fair value less estimated costs to sell:

In millions
Three Months Ended September 30,
2019
CRS businesses	$42.3
Mexico operations	40.1
Total charges	$82.4

As of September 30, 2019, the Company had the following assets and liabilities classified as held-for-sale:

In millions
September 30, 2019
Total current assets (primarily receivables)	$31.5
Fixed assets	13.8
Operating lease right-of-use assets	3.3
Intangibles	47.5
Held-for-sale valuation allowance	(65.9)
Assets held-for-sale	$30.2

Total current liabilities	$15.2
Long-term operating lease liabilities	2.2
Liabilities held-for-sale	$17.4

There were no assets held-for-sale as of December 31, 2018.

2019 Q3 10-Q Report	Stericycle, Inc. • 17

The Company anticipates additional impacts for the individual transactions related to estimated transaction costs, foreign exchange volatility, and adjustments to working capital, prior to close and subsequently based upon the terms of the applicable agreement. Operating results for these businesses will be excluded from the financial statements subsequent to the close date of the applicable transaction.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment were as follows:
In millions
	Domestic and Canada RWCS	International RWCS	All Other	Total
Balance as of December 31, 2018	$2,848.4	$373.8	$-	$3,222.2
Valuation adjustments from prior year acquisitions	(3.6)	-	-	(3.6)
Impairment during the period	-	(20.9)	-	(20.9)
Divestiture and held-for-sale adjustments (Note 3)	(2.4)	(6.2)	-	(8.6)
Changes due to foreign currency fluctuations	3.7	(14.4)	-	(10.7)
Balance as of September 30, 2019	$2,846.1	$332.3	$-	$3,178.4

During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of the Company’s Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value and recognized $20.9 million of non-cash goodwill impairment charges related to the Latin America reporting unit.  Following the impairment, the Latin America reporting unit has no remaining goodwill.

Accumulated non-cash goodwill impairment charges by reportable segment were as follows:

In millions
	September 30, 2019	December 31, 2018
International RWCS	$158.3	$137.4
All Other	286.3	286.3
Total	$444.6	$423.7

2019 Q3 10-Q Report	Stericycle, Inc. • 18

Intangible Assets:

Intangible assets were as follows:

In millions
	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,499.9	$562.1	$937.8	$1,591.5	$492.0	$1,099.5
Covenants not-to-compete	5.1	3.8	1.3	5.1	3.2	1.9
Tradenames	3.8	1.0	2.8	3.9	1.2	2.7
Operating permits	4.1	0.4	3.7	-	-	-
Other	11.8	4.0	7.8	12.3	3.5	8.8
Indefinite lived intangibles:			-
Operating permits	202.6	-	202.6	212.5	-	212.5
Tradenames	310.8	-	310.8	312.3	-	312.3
Total	$2,038.1	$571.3	$1,466.8	$2,137.6	$499.9	$1,637.7

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2018	$1,637.7
Intangible assets acquired during the period	0.5
Valuation adjustments for prior year acquisitions	3.5
Impairments during the period	(2.6)
Divestitures and assets held-for-sale adjustments (Note 3)	(53.2)
Amortization during the period	(110.5)
Changes due to foreign currency fluctuations	(8.6)
Balance as of September 30, 2019	$1,466.8

The estimated amortization expense for each of the next five years (based upon exchange rates at September 30, 2019) is as follows for the years ending December 31:

In millions
2019 (remainder)	$34.8
2020	$135.5
2021	$129.0
2022	$127.5
2023	$124.9

2019 Q3 10-Q Report	Stericycle, Inc. • 19

NOTE 5 – LEASES

The Company has operating leases for transfer sites, processing facilities, communication centers, corporate and regional offices, vehicles, and certain equipment.

The components of net lease cost were as follows:

In millions
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$27.7	$85.6
Finance lease cost:
Amortization of leased assets	0.8	2.4
Interest on lease liabilities	0.2	0.6
Net lease cost	$28.7	$88.6

Short-term lease cost, variable lease cost and sublease income were not significant during the period.

Supplemental cash flow information related to leases was as follows:

In millions
Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78.0
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	2.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	122.2
Finance leases	2.1

Finance lease assets, net of accumulated amortization, were $20.8 million as of September 30, 2019 and are included in Property, Plant and Equipment, net on the Condensed Consolidated Balance Sheet.

Information regarding lease terms and discount rates is as follows:

In millions
September 30, 2019
Weighted average remaining lease term (years):
Operating leases	6.3
Finance leases	6.2
Weighted average discount rate:
Operating leases	4.1%
Finance leases	5.0%

2019 Q3 10-Q Report	Stericycle, Inc. • 20

Maturities of lease liabilities as of September 30, 2019, were as follows:

In millions
	Operating leases	Finance leases
2019	$27.5	$0.8
2020	99.8	3.3
2021	82.9	2.4
2022	65.1	2.5
2023 and thereafter	189.6	12.1
Total lease payments	464.9	21.1
Less: Interest	55.8	2.2
Present value of lease liabilities	$409.1	$18.9

As of September 30, 2019, the Company had approximately $13.0 million of additional operating leases and $11.0 million of additional finance leases, primarily related to buildings, for which the underlying operating lease had not yet commenced. Operating leases are expected to commence in fiscal years 2019 and 2020 with lease terms of 1 to 25 years. Finance leases are expected to commence in fiscal year 2019 with lease terms extending to 25 years.

NOTE 6 – DEBT

The Company’s Debt consisted of the following:

In millions
	September 30, 2019	December 31, 2018
$1.2 billion Senior Credit Facility, due in 2022	$731.5	$583.3
$1.3 billion Term Loan, due in 2022	1,227.3	902.5
$600 million Senior Notes, due 2024	600.0	-
$125 million private placement notes, due in 2019	-	125.0
$225 million private placement notes, due in 2020	-	225.0
$150 million private placement notes, due in 2021	-	150.0
$125 million private placement notes, due in 2022	-	125.0
$200 million private placement notes, due in 2022	-	200.0
$100 million private placement notes, due in 2023	-	100.0
$150 million private placement notes, due in 2023	-	150.0
Promissory notes and deferred consideration weighted average maturity 2.5 years at 2019 and 2.7 years at 2018	86.6	120.9
Foreign bank debt weighted average maturity 1.5 years at 2019 and 1.9 years at 2018	79.8	76.7
Obligations under finance leases	18.9	20.3
Total debt	2,744.1	2,778.7
Less: current portion of total debt	111.9	104.3
Less: unamortized debt issuance costs	15.2	10.5
Long-term portion of total debt	$2,617.0	$2,663.9

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

2019 Q3 10-Q Report	Stericycle, Inc. • 21

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

2019 Q3 10-Q Report	Stericycle, Inc. • 22

In addition, $3.4 million, representing the unamortized portion of premiums associated with interest rate locks executed in connection with the issuance of certain of the private placement notes, was recorded in Interest expense, net. These amounts were previously included in Accumulated other comprehensive loss.

As of September 30, 2019, the Company was in compliance with its Consolidated Leverage Ratio covenant, with an actual ratio of 4.41 to 1.00, which was below the allowed maximum ratio of 4.50 to 1.00 as set forth in the Fourth Amendment.

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

The Company has the ability and intends to use some of the availability under the revolving credit facility to refinance approximately $13.9 million of foreign debt due in 2020 and accordingly has presented the balance of these notes within the long-term portion of total debt as of September 30, 2019.

Amounts committed to outstanding letters of credit, the unused portion of the Company’s Senior Credit Facility and other letters of credit outstanding as of September 30, 2019 and December 31, 2018, were as follows:

In millions
	September 30, 2019	December 31, 2018
Outstanding letters of credit under Senior Credit Facility	$36.2	$63.1
Unused portion of the Senior Credit Facility	432.3	553.6
Other letters of credit outstanding	52.3	52.2

NOTE 7 – INCOME TAXES

Income tax benefit was $8.6 million for the three months ended September 30, 2019 compared to expense of $10.9 million for the three months ended September 30, 2018. The effective tax rates for the three months ended September 30, 2019 and 2018 were 12.7% and 31.7%, respectively.  The effective tax rate for the three months ended September 30, 2019 is principally due to the impact of valuation allowances recognized against current losses in several countries and the impact of certain impairments of assets held-for-sale partially offset by the impact of certain tax reserves adjustments. The effective tax rate for the three months ended September 30, 3018, was impacted by certain tax reserve and deferred tax adjustments.

Income tax benefit was $8.0 million for the nine months ended September 30, 2019 compared to an expense of $27.1 million for nine months ended September 30, 2018.  The effective tax rates in the first nine months of 2019 and 2018 were 5.9% and 26.9%, respectively.  The effective tax rate for the nine months ended September 30, 2019, is principally due to the impact of certain impairments of assets held-for-sale and non-deductible goodwill impairments, valuation allowances recognized against current

2019 Q3 10-Q Report	Stericycle, Inc. • 23

period losses in several countries, partially offset by the impact of certain tax reserves adjustments.  The effective tax rate for the nine months ended September 30, 3018, was impacted by certain tax reserve and deferred tax adjustments.

During the three and nine months ended September 30, 2018, the Company recorded $0.4 million in measurement-period adjustments to its estimates associated with the impacts of the Tax Act.

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

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has reviewed and has subsequently agreed to hold discussions regarding the PFA. As of September 30, 2019, prior to the filing of the 2018 tax return the Company had established a long term receivable and an amount within the uncertain tax positions to reflect its estimate of the potential refund should its claim be successful. Any positive income tax benefit resulting from the claim in a future period will be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

NOTE 8 – FAIR VALUE MEASUREMENTS

For its derivative financial instruments, the Company uses a market approach valuation technique based on observable market transactions of spot and forward rates.

As of December 31, 2018, the Company recognized an asset of $0.3 million, established using Level 2 inputs, related to the fair value of the U.S. dollar-Canadian dollar foreign currency swap which was classified within Other assets. As of September 30, 2019, this balance was fully amortized.  The objective of the swap was to offset the foreign exchange risk to certain U.S. dollar equivalent cash outflows for the Company’s Canadian subsidiary.

The Company’s contingent consideration liabilities, recorded using Level 3 inputs, as of September 30, 2019 and December 31, 2018 were classified as follows:

In millions
	September 30, 2019	December 31, 2018
Other current liabilities	$0.6	$2.8
Other liabilities	7.5	7.5
Total contingent consideration	$8.1	$10.3

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

2019 Q3 10-Q Report	Stericycle, Inc. • 24

met, the Company’s maximum liability would be $10.6 million as of September 30, 2019.  Contingent consideration liabilities are reassessed each reporting period.

Changes to contingent consideration were as follows:

In millions
Contingent consideration as of December 31, 2018	10.3
Decrease due to payments	(2.2)
Contingent consideration as of September 30, 2019	$8.1

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions, the classification of a disposal group as held-for-sale, or the remeasurement of assets resulting in impairment charges.  See Note 3 – Restructuring, Divestitures, and Disposal Groups Held-for-Sale and Note 4 – Goodwill and Other Intangible Assets for further discussion of impairment charges recognized during the periods presented. These values are generated using Level 3 inputs.

Fair Value of Debt: The estimated fair value of the Company’s debt obligations, using Level 2 inputs, as compared to its carrying value was as follows:

In billions
	September 30, 2019	December 31, 2018
Fair value of debt obligations	$2.77	$2.75
Carrying value of debt obligations	2.74	2.78

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock-Based Compensation Expense:

The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs, and the ESPP included in SG&A in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock option plan	$0.9	$2.5	$6.8	$8.4
RSUs	2.0	2.0	6.0	5.8
PSUs	0.5	1.9	0.2	4.5
ESPP	0.3	0.3	0.7	0.8
Total expense	$3.7	$6.7	$13.7	$19.5

2019 Q3 10-Q Report	Stericycle, Inc. • 25

The decrease in expense during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was primarily the result of a lower estimated PSU achievement of 2019 performance goals and higher award forfeitures.

Stock Options:

Stock option activity for the nine months ended September 30, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2019	4,896,386	$95.85
Granted	340,652	49.01
Exercised	(267,566)	51.50
Forfeited	(387,082)	89.17
Canceled or expired	(373,137)	97.89
Outstanding as of September 30, 2019	4,209,253	$95.37	3.2	$0.8
Exercisable as of September 30, 2019	3,351,023	$100.83	2.5	$-

At September 30, 2019, the Company had $11.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.5 years. Current period grants vest over a period of three years.

There were no options exercised in the three months ended September 30, 2019. For the three months ended September 30, 2018, the intrinsic value of options exercised was $3.3 million.  For the nine months ended September 30, 2019 and 2018, the intrinsic value of options exercised was $1.5 million and $4.8 million, respectively.  The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

The Company uses historical data to estimate expected life and volatility.

The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options granted (shares)	30,666	1,712	340,652	362,382
Weighted average fair value at grant date	$13.74	$18.09	$14.41	$16.87
Assumptions:
Expected term (in years)	4.34	4.89	4.40	4.89
Expected volatility	32.63%	25.68%	30.99%	25.34%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	1.76%	2.74%	2.35%	2.58%

2019 Q3 10-Q Report	Stericycle, Inc. • 26

Restricted Stock Units:

RSU activity for the nine months ended September 30, 2019 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested at January 1, 2019	429,810	$72.02
Granted	262,864	48.57
Vested and released	(105,677)	73.47
Forfeited	(115,001)	69.30
Non-vested as of September 30, 2019	471,996	$59.12	1.6	$24.0

At September 30, 2019, the Company had approximately $21.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.7 years.  The fair value of RSUs that vested during the three and nine months ended September 30, 2019 was $0.3 million and $5.1 million, respectively. Current period grants vest over a period of three years.

Performance-Based Restricted Stock Units:

PSU activity for the nine months ended September 30, 2019, is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	115,508	$63.77
Granted	157,451	48.59
Vested and released	(65,095)	63.38
Forfeited	(84,936)	58.11
Non-vested as of September 30, 2019	122,928	$48.45

At September 30, 2019, the Company had approximately $0.6 million of total unrecognized compensation expense related to the 2019 installments of PSUs. At September 30, 2019, approximately 227,000 of additional installments of PSUs exist which will vest, or not, based on achievement of performance goals to be established for fiscal years 2020 through 2021.

2019 Q3 10-Q Report	Stericycle, Inc. • 27

NOTE 10 – (LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to Stericycle, Inc.	$(59.2)	$23.5	$(127.5)	$73.7
Mandatory convertible preferred stock dividend	-	(8.4)	-	(25.5)
Gain on repurchases of preferred stock	-	2.4	-	16.9
Numerator for basic (loss) earnings per share attributable to Stericycle, Inc. common shareholders	$(59.2)	$17.5	$(127.5)	$65.1
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares	91.1	86.7	91.0	85.9
Effect of dilutive securities:
Stock-based compensation awards	-	0.2	-	0.2
Denominator for diluted (loss) earnings per share - adjusted weighted average shares and after assumed exercises	91.1	86.8	91.0	86.1
(Loss) earnings per share – Basic	$(0.65)	$0.20	$(1.40)	$0.76
(Loss) earnings per share – Diluted	$(0.65)	$0.20	$(1.40)	$0.76

For the three and nine months ended September 30, 2019, options to purchase shares (in thousands) of 4,469 and 4,663, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2018, options to purchase shares (in thousands) of 4,631 and 4,697, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2019, RSUs (in thousands) of 335 and 239, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2018, RSUs (in thousands) of 151 and 47, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

During the three and nine months ended September 30, 2019 and 2018, all of the Company’s outstanding PSUs were subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period.  These outstanding PSUs were excluded from the (loss) earnings per share calculation for the three and nine months ended September 30, 2019 and 2018 as the performance conditions were not satisfied as of the end of the respective periods.

2019 Q3 10-Q Report	Stericycle, Inc. • 28

NOTE 11 – SEGMENT REPORTING

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Domestic and Canada RWCS	$639.3	$644.3	$1,913.9	$1,927.3
International RWCS	143.5	151.1	440.2	503.0
All Other	50.3	59.5	154.9	202.9
Total	$833.1	$854.9	$2,509.0	$2,633.2
Adjusted EBITDA
Domestic and Canada RWCS	$167.7	$196.6	$482.9	$583.4
International RWCS	26.7	20.9	73.8	80.8
All Other	(44.0)	(33.6)	(131.8)	(100.1)
Total	$150.5	$183.9	$425.0	$564.1

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to (loss) income from operations:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Reportable Segment Adjusted EBITDA	$150.5	$183.9	$425.0	$564.1
Depreciation(1)	(31.7)	(32.1)	(95.6)	(95.6)
Business Transformation	(17.1)	(21.0)	(51.6)	(64.9)
Intangible Amortization	(35.8)	(31.8)	(110.5)	(96.6)
Acquisition and Integration	(1.6)	(1.6)	(3.5)	(7.5)
Operational Optimization	(3.9)	(3.6)	(11.1)	(19.5)
Divestitures and Held-for-Sale Impairments	(85.3)	(2.0)	(87.4)	(19.1)
Litigation, Settlements and Regulatory Compliance	(2.4)	(17.3)	(21.3)	(61.2)
Impairments(2)	-	-	(24.6)	-
Other	(7.2)	(6.2)	(32.8)	(14.9)
(Loss) income from operations	$(34.5)	$68.3	$(13.4)	$184.8
(1)	Excludes depreciation charges of $0.2 million and $1.0 million for the three and nine months ended September 30, 2019, respectively that are included as part of Business Transformation.
(2)	Impairment primarily comprises goodwill impairment (see Note 4 – Goodwill and Other Intangibles).

Other than the impact of the held-for-sale impairments discussed in Note 3 – Restructuring, Divestitures and Disposal Groups Held-For-Sale, there were no significant changes in total assets by reportable segment from the information provided in the Company’s 2018 Form 10-K.

2019 Q3 10-Q Report	Stericycle, Inc. • 29

NOTE 12 – ENVIRONMENTAL REMEDIATION LIABILITIES

Total environmental liabilities at September 30, 2019 and December 31, 2018, were classified as follows:

In millions
	September 30, 2019	December 31, 2018
Accrued liabilities	$3.4	$5.3
Other liabilities	28.1	28.2
Total environmental liabilities	$31.5	$33.5

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

2019 Q3 10-Q Report	Stericycle, Inc. • 30

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

2019 Q3 10-Q Report	Stericycle, Inc. • 31

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

2019 Q3 10-Q Report	Stericycle, Inc. • 32

to allegedly overcharge certain customers in breach of those customers’ contracts, otherwise provide unsatisfactory customer service and injure customer relationships, and make materially false and misleading statements and omissions regarding the Company’s business, operational and compliance policies between February 7, 2013 and the present.

On March 1, 2017, another purported stockholder filed a putative derivative action complaint containing substantially similar allegations in the Circuit Court of Cook County, Illinois against certain officers and directors of the Company, naming the Company as nominal defendant.  The Company notes, among other things, that, in addition to failing to make the required demand on the board of directors, both of these filings were in violation of the Company’s Bylaws, which require any such actions to be brought in a court in Delaware.

On June 29, 2017, the Court entered an agreed order consolidating the two putative derivative actions for all purposes under the caption Kaushal Shah v. Charles A. Alutto, et al. On July 11, 2017, the Court entered a further agreed order appointing lead counsel for plaintiffs and staying the action pending resolution of the motion to dismiss the securities class action discussed above.  Pursuant to the agreed order, defendants reserved all potential defenses to both actions, should the stay be lifted.  On February 14, 2019, the Court entered an Agreed Order to Lift Stay and Set Briefing Schedule, under which the Court lifted the stay of litigation, granted plaintiffs leave to file an amended complaint on or before April 15, 2019, and set a briefing schedule for a motion to dismiss by the Company.  On April 18, 2019, by stipulation of the parties, the Court entered an order extending these deadlines until after the fairness hearing in Rick Siu v. Mark C. Miller, described below.  After the settlement in Rick Siu v. Mark C. Miller became final, plaintiffs in Kaushal Shah v. Charles A. Alutto filed a motion to voluntarily dismiss their claims with prejudice, which was granted by the Court on September 6, 2019.

On March 26, 2018, Alvin Janklow v. Charles A. Alutto, et al., was filed in the Federal District Court for the District of Delaware.  On April 16, 2018, John Brennan v. Charles A. Alutto, et al., was filed in the same court.  On May 16, 2018, the Court entered an order consolidating Brennan and Janklow.  On April 18, 2018, the company filed a motion to stay the combined Janklow and Brennan cases, and the Court granted the Company’s motion.  On January 11, 2019, the parties stipulated to, and the Court entered an order, lifting the stay to allow the Company to file a motion to dismiss and setting a briefing schedule on that motion.  On January 25, 2019, Stericycle filed its motion to dismiss; on February 25, 2019, Plaintiffs filed an opposition to the motion; the Company filed its reply on March 12, 2019.  On March 19, 2019, Plaintiffs filed a motion for leave to file a sur-reply, which the Company opposed.  After the settlement in Rick Siu v. Mark C. Miller became final, plaintiffs in Alvin Janklow v. Charles A. Alutto, et al., filed a motion to voluntarily dismiss their claims with prejudice, which was granted by the Court on October 8, 2019.

On April 12, 2018, Rick Siu v. Mark C. Miller, et al., was filed in Delaware Chancery Court.  By agreement of the parties, the Siu case was stayed by order of the Court on May 24, 2018, pending resolution of the motion to dismiss the securities class action discussed above.  The parties subsequently engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter.  On February 25, 2019, the parties executed and filed with the Court a written Stipulation and Agreement of Settlement, Compromise, and Release (the “Siu Settlement”).  Under the Siu Settlement, the Defendants will implement and/or maintain certain corporate governance changes for a period of four years following approval of the settlement.  In addition, under the Siu Settlement, the Company was awarded payment from applicable insurance in the amount of $7.5 million, less any amounts ordered by the Court to be paid for Plaintiff’s attorneys’ fees and expenses or as a service award to Plaintiff.

2019 Q3 10-Q Report	Stericycle, Inc. • 33

Neither the Company nor the Defendants have admitted any fault or wrongdoing whatsoever in connection with the Siu Settlement, but have entered into the Siu Settlement in order to avoid the cost and uncertainty of litigation.  The Court held a hearing on the Siu Settlement on July 30, 2019, at which it granted approval of the settlement and awarded $1.25 million in attorney’s fees from the total settlement. The remaining $6.25 million was paid to the Company under the terms of the agreement.

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

On July 30, 2018, the purported stockholder on whose behalf the demand letter was sent filed a stockholder derivative action, Damon Turney v. Mark C. Miller, et al., in the Federal District Court of the Northern District of Illinois, alleging that the demand was wrongfully refused.  The Company moved to dismiss the action on December 5, 2018.  The Court granted the Company’s motion and dismissed the case with prejudice on August 13, 2019.

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

As part of the FCPA investigation discussed above, the SEC has requested certain additional information from the Company.  On July 29, 2019, the SEC issued a subpoena to the Company requesting documents relating to the Company’s pricing practices concerning small quantity customers, as alleged in the Contract Class Actions and in the Securities Class Action.  The Company is cooperating with the SEC’s request.

The Company has not accrued any amounts in respect of this matter, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur.  The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s

2019 Q3 10-Q Report	Stericycle, Inc. • 34

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

2019 Q3 10-Q Report	Stericycle, Inc. • 35

The Company has accrued its estimate of the probable loss and costs necessary to comply with the ASEA order and remediate the treatment cell, which are not material.

Tacoma, Washington.  On October 7, 2019, the State of Washington Department of Ecology (“Washington Ecology”) issued an Administrative Order alleging violations of Washington regulations and the facility operating permit for our hazardous waste facility in Tacoma, Washington during 2018 and ordering compliance with Chapter 70.105 Revised Code of Washington, Hazardous Waste Management Act, Chapter 173-303 Washington Administrative code, Dangerous Waste Regulations, and Dangerous Waste Management Facility Permit WAD020257945 effective March 22, 2012.  The Administrative Order identified certain alleged violations and associated corrective actions for the Tacoma Facility to take upon receipt of the Order.  Washington Ecology also issued an associated Notice of Penalty, assessing a fine of $1.9 million.

The Company has 30 days to appeal the fine to the state Pollution Control Hearings Board and intends to vigorously defend itself against these allegations.

The Company has accrued its estimate of the probable loss for these collective matters, which is not material.

Rancho Cordova, California.  On June 25 and 26, 2018, the California Department of Toxic Substances Control (“DTSC”) conducted a Compliance Enforcement Inspection of the Company’s facility in Rancho Cordova, California.  On October 7, 2019, the Company learned that DTSC has referred alleged violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection to the Environmental Section of the California Attorney General’s Office for enforcement.

Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit application for the Rancho Cordova Facility.  A public hearing was held on September 22, 2019, and the public comment period closed on October 25, 2019.  The Company entered a written submission as part of that process.  Next, DTSC will issue a final permit decision.  If DTSC were to deny the permit renewal, the Company has the right to file an administrative appeal.

The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.

The Company intends to vigorously defend itself against these allegations and actions.

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

2019 Q3 10-Q Report	Stericycle, Inc. • 36

differences include, among others, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, the volume and size of any recall events, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our ERP system or execute on Business Transformation initiatives and achieve the anticipated benefits and cost savings, charges related to the portfolio rationalization strategy or the failure of this strategy to achieve the desired results, failure to consummate strategic alternative transactions with respect to  businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the FCPA, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to existing or future material weaknesses, disruptions in or attacks on information technology systems, as well as other factors described in our filings with the SEC, including our 2018 Form 10-K and subsequent Quarterly Reports on Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes in Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report and our Consolidated Financial Statements and related notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of (Loss) Income included in our 2018 Form 10-K.

Overview

We are a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and safeguard the environment.  We serve more than one million customers in all 50 U.S. states and 20 other countries worldwide with solutions for regulated waste management, secure information destruction, compliance, customer contact, and brand protection.

For further information on our business, reportable segments, and services, see Part I Item 1. Business, in our 2018 Form 10-K.

Key business highlights for the three months ended September 30, 2019 include:

•

We announced important progress on our portfolio rationalization as we divested non-core operations in Mexico and two service lines within CRS during October. During September 2019 the Company approved plans to sell these businesses. Accordingly, as of September 30, 2019, the related assets and liabilities were classified as held-for-sale which resulted in non-cash impairment charges of $82.4 million in the third quarter of 2019.

2019 Q3 10-Q Report	Stericycle, Inc. • 37

•

Organic revenue in core business showed continued strength with 6.1% organic growth in Secure Information Destruction excluding the impact of recycled paper pricing and 1.6% organic growth in Regulated Waste and Compliance Services.

•

Free cash flow generation for the quarter was $77.2 million, bringing the year to date total to $40.0 million, which reflects focused efforts to improve working capital and allowed for debt reduction of $86.7 million, the largest decrease since the fourth quarter of 2017.

The following table identifies key strategies and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Pre-tax items:
Included in COR
Business Transformation	$0.1	$7.8	$0.1	$7.8
Operational Optimization	3.8	-	8.0	-
Impairment (excluding goodwill)	-	-	1.6	-
Total included in COR	3.9	7.8	9.7	7.8

Included in SG&A
Business Transformation	17.0	13.2	51.5	57.1
Intangible Amortization	35.8	31.8	110.5	96.6
Acquisition and Integration	1.6	1.6	3.5	7.5
Operational Optimization	0.1	3.6	3.1	19.5
Divestitures and Held-for-Sale Impairments	85.3	2.0	87.4	19.1
Litigation, Settlements and Regulatory Compliance	2.4	17.3	21.3	61.2
Impairment (excluding goodwill and held-for-sale)	-	-	2.1	-
Other	7.2	6.2	32.8	14.9
Total included in SG&A	149.4	75.7	312.2	275.9

Goodwill impairment	-	-	20.9	-

Included in Interest expense, net
Capital Allocation (debt related)	-	-	3.6	2.7

Loss on early extinguishment of debt	-	-	23.1	-

Included in Other expense, net
Other (including highly inflationary exchange loss)	1.8	5.0	3.1	5.0
Total pre-tax	$155.1	$88.5	$372.6	$291.4

After tax items:
Capital Allocation (preferred dividends)	$-	$8.4	$-	$25.5
U.S. Tax Reform	-	0.4	-	0.4
Total after-tax	$-	$8.8	$-	$25.9

Business Transformation

As part of our business strategy, in the third quarter of 2017, we initiated a comprehensive multi-year Business Transformation.

2019 Q3 10-Q Report	Stericycle, Inc. • 38

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

See the “Divestiture and Held-for-Sale Impairments” section below for further information regarding recent activity and related financial impacts associated with our portfolio rationalization strategy.

For the three and nine months ended September 30, 2019 and 2018 and for the cumulative period since inception of Business Transformation, we have recognized the following charges:

In millions
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Since Inception
	2019	2018	2019	2018
Included in COR
Exit costs - employee termination	$-	$-	$-	$-	$0.7
Other related expenses	0.1	1.0	0.1	1.0	0.5
Non-cash charges	-	6.8		6.8	7.7
Total included in COR	0.1	7.8	0.1	7.8	8.9

Included in SG&A
Exit costs - employee termination	-	0.1	5.3	2.2	19.8
Internal costs	3.5	5.1	8.7	10.6	24.3
Consulting and professional services	6.4	5.8	20.7	39.6	82.0
Software usage/maintenance fees	5.4	1.4	11.8	2.8	16.3
Other related expenses	1.5	0.8	4.0	1.9	9.4
Non-cash charges	0.2	-	1.0	-	4.8
Total included in SG&A	17.0	13.2	51.5	57.1	156.6
Total charges	$17.1	$21.0	$51.6	$64.9	$165.5

Non-cash charges	$0.2	$6.8	$1.0	$6.8	$12.5
Cash charges (including stock-based compensation)	$16.9	$14.2	$50.6	$58.1	$153.0
Capital expenditures (cash payments)	$30.0	$4.5	$70.8	$8.2	$99.7
Capital expenditures in account payable (as of September 30, 2019)	$12.3	$-	$12.3	$-

As we continue to evolve our future information systems strategy, in conjunction with the implementation of a global ERP system we may identify further items that will be abandoned or whose useful lives may be shortened, resulting in additional impairment charges and/or increases in depreciation/amortization charges.

Through September 30, 2019, we have incurred nearly all the originally anticipated employee termination charges, including incremental charges related principally to executive management, in connection with our initial restructuring estimate. As each key initiative of Business Transformation is reviewed additional charges, including charges related to employee termination, may be recorded.  The amount, timing and recognition of any such charges will be affected by the occurrence of triggering events, as defined under U.S. GAAP, among other factors.

2019 Q3 10-Q Report	Stericycle, Inc. • 39

Business Transformation charges were primarily incurred in All Other for the three and nine months ended September 30, 2019 and 2018, respectively.

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

Intangible Amortization

For the three months ended September 30, 2019 and 2018, we recognized $35.8 million and $31.8 million, respectively, of intangible amortization expense from acquisitions in the Condensed Consolidated Statements of (Loss) Income. For the nine months ended September 30, 2019 and 2018, we recognized $110.5 million and $96.6 million, respectively, of intangible amortization expense from acquisitions in the Condensed Consolidated Statements of (Loss) Income.

The increase in amortization expense is a result of reassessing the remaining useful lives of certain intangible assets in connection with our annual review in the fourth quarter of 2018.

Acquisition and Integration

We recognized the following Acquisition and Integration expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition expenses	$1.6	$1.4	$1.8	$5.5
Integration expenses	-	0.4	1.7	1.8
(Favorable) unfavorable change in contingent consideration	-	(0.2)	-	0.2
Total	$1.6	$1.6	$3.5	$7.5

The results of operations of our acquired businesses have been included in the Condensed Consolidated Statements of (Loss) Income from the date of each such acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to our results of operations.

Operational Optimization

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Three Months Ended September 30, 2019
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$0.3	$-	$0.3
Closure and exit costs - other	-	0.7	-	0.7
Non-cash charges	-	1.8	-	1.8
Other expenses	-	1.1	-	1.1
Total	$-	$3.9	$-	$3.9

2019 Q3 10-Q Report	Stericycle, Inc. • 40

•

International RWCS Exit costs – employee termination and Closure and exit costs – other related to site closure costs in Europe and Latin America. Non-cash charges related to impairment charges for permits and other long-lived assets in Europe and Latin America. Other expenses primarily related to additional charges incurred as a result of diverting waste processing during conversion at one of our plants in APAC.

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Three Months Ended September 30, 2018
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$-	$1.1	$1.1
Closure and exit costs - other	0.2	0.7	0.5	1.4
Non-cash charges	-	-		-
Other expenses	1.1			1.1
Total	$1.3	$0.7	$1.6	$3.6
•

Domestic and Canada RWCS Other expenses related to operational efficiency improvements such as optimizing overall logistics and sales functions, primarily for our Secure Information Destruction locations, and Closure and exit costs – other related to the closure and consolidation of CRS call centers in Canada.

•	International RWCS Closure and exit costs - other were incurred in the U.K.
•	All Other Exit costs – employee termination and Closure and exit costs – other related to the closure and consolidation of call centers in Domestic CRS.

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Nine Months Ended September 30, 2019
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$0.5	$-	$0.5
Closure and exit costs - other	-	2.5	-	2.5
Non-cash charges	2.0	4.1	-	6.1
Other expenses	0.1	1.9	-	2.0
Total	$2.1	$9.0	$-	$11.1
•	Domestic and Canada RWCS non-cash charges related to impairment charges for long-lived assets arising from a site movement in the U.S.
•

International RWCS Exit costs- employee termination and Closure and exit costs – other mostly related to site closure and clean-up costs incurred in Latin America and site closure costs in Europe, Non-cash charges related to impairment charges for permits and long-lived assets in Europe and Latin America, and Other expenses primarily relate to additional charges incurred as a result of diverting waste processing during conversion at one of our plants in APAC.

2019 Q3 10-Q Report	Stericycle, Inc. • 41

We recognized the following Operational Optimization expenses in the Condensed Consolidated Statements of (Loss) Income:

In millions
	For the Nine Months Ended September 30, 2018
	Domestic and Canada RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$0.2	$1.1	$1.3
Closure and exit costs - other	0.1	3.9	3.2	7.2
Non-cash charges	1.0	6.5		7.5
Other expenses	3.5			3.5
Total	$4.6	$10.6	$4.3	$19.5
•

Domestic and Canada RWCS Non-cash charges related to impairment charges for long-lived assets relating to software rationalization, Other expenses related to operational efficiency improvements such as optimizing overall logistics and sales functions, primarily for our Secure Information Destruction locations, and Closure and exit costs – other related to the closure and consolidation of CRS call centers in Canada.

•

International RWCS Exit costs – employee termination and Closure and exit costs – other charges related to closure, contract exit and other clean-up costs, primarily in Latin America and APAC, Non-cash charges related to impairment of long-lived assets, customer relationships and operating permits.

•	All Other closure and exit costs – other related to the closure and consolidation of call centers in Domestic CRS.

Divestitures and Held-for-Sale Impairments

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

For the three and nine months ended September 30, 2019 and 2018, we recognized the following non-cash Held-for-Sale impairment charges (see Part I, Item 1. Financial Statements (Unaudited); Note 3 – Restructuring, Divestitures, And Disposal Groups Held-for-sale), in the Condensed Consolidated Statements of (Loss) Income.

2019 Q3 10-Q Report	Stericycle, Inc. • 42

In millions
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
CRS businesses	$42.3	$-	$42.3	$-
Mexico operations	40.1	-	40.1	-
U.S. clean room business	-			7.0
U.K. hazardous waste business	-	-	-	4.4
Total charges	$82.4	$-	$82.4	$11.4

The Company anticipates additional impacts for the individual transactions related to estimated transaction costs, foreign exchange volatility, and adjustments to working capital, prior to close and subsequently based upon the terms of the applicable agreement. Operating results for these businesses will be excluded from the financial statements subsequent to the close date of the applicable transaction.

For the three and nine months ended September 30, 2019, we also recognized charges of $2.2 million and $10.1 million, respectively, for consulting and professional fees associated with portfolio rationalization efforts, mostly in the U.S. For the three and nine months ended September 30, 2018 we also recognized charges of $0.4 million and $7.7 million, respectively, for consulting and professional fees associated with portfolio rationalization, mostly in the U.S. These charges are reflected as part of SG&A in the Condensed Consolidated Statements of (Loss) Income.

For the three months and nine months ended September 30, 2019 we also recognized a pre-tax loss of approximately $0.7 million and a pre-tax gain of approximately $5.1 million, respectively, related to the TextAnywhere divestiture in the U.K. These charges are reflected as part of SG&A in the Condensed Consolidated Statements of (Loss) Income.

For the three and nine months ended September 30, 2018, we recognized $1.5 million of charges related to finalization of divestiture accounting and estimated adjustment to consideration arising from a disposal of a business in the U.K. and, for the three months ended September 30, 2018, $0.1 million of non-cash asset impairment charges arising from the sale of the Clean Room business in the U.S. These charges are reflected as part of SG&A in the Condensed Consolidated Statements of (Loss) Income

As part of our long-term strategy for improving profitability and return on invested capital, and more recently as part of the portfolio rationalization component of Business Transformation, we continue to evaluate the performance of our entire portfolio of assets and businesses.  Divestitures resulting from this strategy may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments.  In addition, divestitures we complete may not yield the targeted improvements in our business.  Any charges that we are required to record or the failure to achieve the intended financial results associated with the  portfolio rationalization strategy could have a material adverse effect on our business, financial condition or results of operations.

We will continue impairment testing annually or as otherwise required by applicable accounting standards.  Our evaluation is based on the assumption that these assets or businesses will continue to be operated by us until they are classified as held-for-sale.

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation matters from time to time including the items detailed in Part I, Item 1. Financial Statements (Unaudited); Note 13 – Legal

2019 Q3 10-Q Report	Stericycle, Inc. • 43

Proceedings.  Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees in the Condensed Consolidated Statements of (Loss) Income.

For the three months ended September 30, 2019 and 2018, we recognized $2.4 million and $17.3 million, respectively, of legal, settlement and regulatory compliance expenses, consulting and professional fees related to certain litigation matters. The expenses in the three months ended September 30, 2019 were net of an insurance recovery of $6.3 million related to the settlement of the shareholder derivative lawsuit.

For the nine months ended September 30, 2019 and 2018, we recognized $21.3 million and $61.2 million, respectively, of legal, settlement and regulatory compliance expenses, and consulting and professional fees related to certain litigation matters.

Impairment

We recognized the following additional non-cash impairment charges:

In millions
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Impairments included in COR	$-	$-	$1.6	$-

Impairments included in SG&A	$-	$-	$2.1	$-

Goodwill impairment:	$-	$-	$20.9	$-

No impairments were recognized in the three months ended September 30, 2019 and 2018 or in the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, we recognized $1.6 million related to non-cash impairment charges for software as a result of rationalization of applications primarily in All Other, $0.4 million related to long-lived assets associated with a site move in our Domestic and Canada RWCS reportable segment, and $1.7 million related to permits and customer lists in our International RWCS reportable segment.

As a result of an interim assessment performed in the first quarter of 2019, we recognized a non-cash goodwill impairment charge of $20.9 million related to our Latin America reporting unit. The goodwill impairment charge is discussed further below in the Goodwill Impairment section.

We perform our goodwill impairment testing annually during the fourth quarter (October 1) or more frequently if events or changes in circumstances indicate goodwill might be impaired. Long-lived assets, such as property, plant, and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In both the goodwill and the long-lived assets impairment analysis a key input is our annual long-range plan cash flows, which will be refreshed beginning in the third quarter and finalized in the fourth quarter. We currently believe that, based on current year performance and the potential impact on long term growth assumptions, there is an increased risk of impairment related to our Canada and Domestic Environmental Solutions reporting units, as well as long-lived assets in Latin America. We will continue to work with our

2019 Q3 10-Q Report	Stericycle, Inc. • 44

third-party valuation specialists to appropriately capture these factors in our annual goodwill impairment test during the fourth quarter or if recoverability tests are required for long-lived assets.

Other

For the three months ended September 30, 2019 and 2018, we recognized $7.2 million and $6.2 million, respectively, of consulting and professional services related to internal control remediation activities as well as the implementation of new accounting standards, in the Condensed Consolidated Statements of (Loss) Income.

For the nine months ended September 30, 2019 and 2018, we recognized $32.8 million and $14.9 million, respectively, of consulting and professional services related to internal control remediation activities as well as the implementation of new accounting standards, in the Condensed Consolidated Statements of (Loss) Income.

For the three months ended September 30, 2019 and 2018, we recognized $1.8 million and $5.0 million, respectively, and for the nine months ended September 30, 2019 and 2018, we recognized $3.2 million and $5.0 million, respectively, related to the foreign exchange losses arising on the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy, in the Condensed Consolidated Statements of (Loss) Income.

Capital Allocation

For the nine months ended September 30, 2019, we incurred a pre-tax loss on early extinguishment of debt of $23.1 million, comprising a “make-whole” premium of $20.4 million, due under the terms of certain of the private placement notes, and $2.7 million related to unamortized debt issuance costs, associated with repayments of our private placement notes.

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

We declared and paid dividends of $8.4 million and $25.5 million, related to the Series A shareholders during the three and nine months ended September 30, 2018, respectively.  The Series A was converted, in accordance with its terms of issuance, to common stock in September 2018 and as a result no dividends were due or payable for the three or nine months ended September 30, 2019.

During the nine months ended September 30, 2018, we recognized $2.7 million of debt modification charges related to amending our Senior Credit Facility.  These charges have been recorded as Interest expense, net in the Condensed Consolidated Statements of (Loss) Income.

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Consolidated:

2019 Q3 10-Q Report	Stericycle, Inc. • 45

Financial results for the three months ended September 30, 2019 compared to the prior year include:

•

Revenues for the quarter ended September 30, 2019 were $833.1 million, compared to $854.9 million in the third quarter of last year.  The decline was due to macroeconomic factors of SOP pricing and foreign exchange rates, which reduced revenues by $18.4 million and $13.3 million, respectively, and a $12.7 million decline in CRS primarily due to fewer recall events. Revenues in core businesses continued their positive trend with $14.0 million organic growth excluding paper pricing in Secure Information Destruction and $7.4 million organic growth in RWCS.

•

Loss from operations in the quarter was $34.5 million, compared to income from operations of $68.3 million in the third quarter of last year. The decrease was driven by $20.5 million from SOP pricing and foreign exchange and $11.0 million in higher hazardous waste operating costs partially offset by $8.0 million related to a favorable litigation settlement and lower incentive compensation.

•

Net loss was $59.2 million, or $0.65 diluted loss per share, compared with net income of $17.5 million, or $0.20 diluted earnings per share, in the third quarter of last year, primarily due to operational items previously highlighted, lower effective tax rate on a loss from operations, and the absence of gains on share repurchases this quarter as compared to the third quarter of 2018.

Cash flow from operations year to date was $201.2 million, compared to $89.9 million during the comparable period last year. In 2018, cash flow from operations was reduced by the Small Quantity customer class action settlement payment of $295.0 million.  Excluding the settlement payment, cash flow from operations decreased by $183.7 million primarily due to lower operating performance in 2019 as previously highlighted and payments for annual incentive compensation and prepaid software.

Capital expenditures year to date were $161.2 million, including $70.8 million for the ERP implementation, compared to $96.9 million for the comparable period in 2018, including $8.2 million for the ERP implementation.

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

2019 Q3 10-Q Report	Stericycle, Inc. • 46

Regulated Waste and Compliance Services consist of Medical Waste and Compliance Solutions and Hazardous Waste Solutions. Communication and Related Services Revenues consist of Communications Services and Expert Solutions.

Year on year movements in Revenues by service and Reportable Segment in the third quarter of 2019 compared to the same period in 2018 were as follows:

	For the Three Months Ended September 30,
	In millions				Components of Change %
	2019	2018	Change ($)	Change (%)	Organic		Acquisitions	Divestitures	Foreign Exchange
Revenues by Service
Regulated Waste and Compliance Services	$474.9	$476.6	$(1.7)	(0.4%)	1.6%	(3)	–	(0.2%)	(1.8%)
Secure Information Destruction Services	222.6	227.6	(5.0)	(2.2%)	(2.0%)	(1)	0.6%	–	(0.8%)
Communication and Related Services	58.9	71.6	(12.7)	(17.7%)	(12.4%)	(4)	–	(5.0%)	(0.3%)
Manufacturing and Industrial Services	76.7	79.1	(2.4)	(3.0%)	0.4%	(3)	–	–	(3.4%)
Total Revenues	$833.1	$854.9	$(21.8)	(2.6%)	0.7%		0.2%	(0.5%)	(1.6%)

Revenues by Segment
Domestic and Canada RWCS	$639.3	$644.3	$(5.0)	(0.8%)	(0.8%)	(2)(5)	0.2%	(0.1%)	(0.1%)
International RWCS	143.5	151.1	(7.6)	(5.0%)	5.9%	(6)	–	(2.4%)	(8.5%)
All Other	50.3	59.5	(9.2)	(15.5%)	(15.5%)	(7)	–	–	–
Total Revenues	$833.1	$854.9	$(21.8)	(2.6%)	(0.7%)		0.2%	(0.5%)	(1.6%)

Organic percentage change for Secure Information Destruction Services (“SID”) includes the impact of SOP price movements.

(1)	Excluding SOP price impact, organic percentage change is 6.1% for the three months ended September 30, 2019.
(2)	Excluding SOP price impact, Domestic and Canada RWCS organic percentage change is 3.8% for the three months ended September 30, 2019.
(3)	RWCS revenues include $3.4 million and M&I revenues include $1.6 million associated with Mexico operations.
(4)	CRS revenues include $23.7 million TAS and retail pharmaceutical returns service revenues.
(5)	Domestic and Canada RWCS revenues include $3.9 million TAS revenues.
(6)	International RWCS revenues include $5.0 million related to revenues associated with Mexico operations.
(7)	All Other revenues include $19.8 million TAS and retail pharmaceutical returns service revenues.

Domestic and Canada RWCS revenues decreased $5.0 million, or 0.8%, in the third quarter of 2019 to $639.3 million from $644.3 million in the third quarter of 2018. Organic revenues decreased $5.3 million or 0.8%. The decrease in organic revenues included approximately $15.4 million related to the impact of SOP pricing. Acquisitions contributed $1.4 million, or 0.2%, to revenues.  Divestitures, primarily related to the U.S. clean room business, reduced revenues by $0.7 million, or 0.1%. The effect of foreign exchange rates unfavorably impacted Domestic and Canada RWCS revenues in 2019 by $0.4 million, or 0.1%, as the Canadian dollar declined against the U.S. dollar.

International RWCS revenues decreased $7.6 million, or 5.0%, in the third quarter of 2019 to $143.5 million from $151.1 million in the third quarter of 2018.  The increase in International RWCS segment organic revenues was $8.9 million, or 5.9%.  The increase in organic revenues was partially offset by $3.0 million related to the impact of SOP pricing. Divestitures of businesses, primarily the U.K hazardous waste business and the TextAnywhere business, reduced revenues by $3.6 million, or 2.4%.  The effect of foreign exchange rates unfavorably impacted International RWCS revenues in 2019 by $12.9 million, or 8.5%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

All Other revenues, related to Domestic CRS, decreased $9.2 million, or 15.5%, in the third quarter of 2019 to $50.3 million from $59.5 million in 2018.  Revenues were impacted by reductions in CRS volumes due to smaller sized recall events.

2019 Q3 10-Q Report	Stericycle, Inc. • 47

Year on year movements in Revenues by service and Reportable Segment in the first nine months of 2019 compared to the same period in 2018 were as follows:

	For the Nine Months Ended September 30,
	In millions				Components of Change %
	2019	2018	Change ($)	Change (%)	Organic		Acquisitions	Divestitures	Foreign Exchange
Revenues by Service
Regulated Waste and Compliance Services	$1,419.1	$1,457.8	$(38.7)	(2.7%)	0.3%	(3)	0.1%	(0.4%)	(2.7%)
Secure Information Destruction Services	684.0	677.5	6.5	1.0%	0.9%	(1)	1.2%	–	(1.1%)
Manufacturing and Industrial Services	222.6	253.1	(30.5)	(12.1%)	(2.6%)	(4)	–	(5.0%)	(4.5%)
Communication and Related Services	183.3	244.8	(61.5)	(25.1%)	(20.6%)	(3)	–	(4.0%)	(0.5%)
Total Revenues	$2,509.0	$2,633.2	$(124.2)	(4.7%)	(1.8%)		0.4%	(1.1%)	(2.2%)

Revenues by Segment
Domestic and Canada RWCS	$1,913.9	$1,927.3	$(13.4)	(0.7%)	(0.7%)	(2)(5)	0.5%	(0.3%)	(0.2%)
International RWCS	440.2	503.0	(62.8)	(12.5%)	2.9%	(6)	–	(4.5%)	(11.0%)
All Other	154.9	202.9	(48.0)	(23.7%)	(23.7%)	(7)	–	–	–
Total Revenues	$2,509.0	$2,633.2	$(124.2)	(4.7%)	(1.8%)		0.4%	(1.1%)	(2.2%)

Organic percentage change for SID Services includes the impact of SOP price movements.

(1)	Excluding SOP price impact, SID organic percentage change is an increase of 4.1% for the nine months ended September 30, 2019.
(2)	Excluding SOP price impact, Domestic and Canada organic percentage change is an increase 0.3% for the nine months ended September 30, 2019.
(3)	RWCS revenues include $10.2 million and M&I revenues include $3.8 million associated with Mexico operations.
(4)	CRS revenues include $72.9 million TAS and retail pharmaceutical returns service revenues.
(5)	Domestic and Canada RWCS revenues include $11.6 million TAS revenues.
(6)	International RWCS revenues include $14.0 million related to revenues associated with Mexico operations.
(7)	All Other revenues include $61.3 million TAS and retail pharmaceutical returns service revenues.

Domestic and Canada RWCS revenues decreased $13.4 million, or 0.7%, in the first nine months of 2019 to $1,913.9 million from $1,927.3 million in the first nine months of 2018. Organic revenues decreased $13.3 million, or 0.7%, and acquisitions contributed $9.3 million, or 0.5%, to revenues.  Divestitures, primarily related to the U.S. clean room business, reduced revenues by $5.5 million, or 0.3%. The effect of foreign exchange rates unfavorably impacted Domestic and Canada RWCS revenues in 2019 by $3.9 million, or 0.2%, as the Canadian dollar declined against the U.S. dollar.

International RWCS revenue decreased $62.8 million, or 12.5%, in the first nine months of 2019 to $440.2 million from $503.0 million in the first nine months of 2018.  The increase in International RWCS segment organic revenues was $14.5 million, or 2.9% due to higher volumes in RWCS revenues as a result of the implementation of new sales strategies and higher Secure Information Destruction revenues, due to higher volumes, and increases in fuel surcharge revenue, offset by the impact of decreases in SOP pricing.  Divestitures of businesses, primarily the U.K hazardous waste business and a texting business in the U.K. reduced revenues by $22.4 million, or 4.5%.  The effect of foreign exchange rates unfavorably impacted international revenues in 2019 by $54.9 million, or 11.0%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

All Other revenues, related to Domestic CRS, decreased $48.0 million, or 23.7%, in the first nine months of 2019 to $154.9 million from $202.9 million in 2018.  Revenues were impacted by reductions in CRS volumes due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019.

2019 Q3 10-Q Report	Stericycle, Inc. • 48

Gross Profit:

In millions
	For the Three Months Ended September 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	295.3	35.4%	335.5	39.2%	(40.2)	(12.0%)

In millions
	For the Nine Months Ended September 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	895.0	35.7%	1,047.3	39.8%	(152.3)	(14.5%)

Consolidated Gross profit for the third quarter of 2019 decreased $40.2 million, or 12.0%, to $295.3 million from $335.5 million in the third quarter of 2018.  As a percentage of Revenues, consolidated Gross profit decreased to 35.4% in the third quarter of 2019 compared to 39.2% in the third quarter of 2018.

Consolidated Gross profit for the first nine months of 2019 decreased $152.3 million, or 14.5%, to $895.0 million from $1,047.3 million in the first nine months of 2018.  As a percentage of Revenues, consolidated Gross profit decreased to 35.7% in the first nine months of 2019 compared to 39.8% in the first nine months of 2018.

The decrease in Gross profit in for the three months ended September 30, 2019, was primarily due to decreased SOP pricing and higher costs relating to hazardous waste operations, partially offset by lower charges associated with our key strategies and other significant matters mentioned earlier. The decrease in Gross profit for the nine months ended September 30, 2019, was primarily due to lower revenues, SOP pricing decreases, and higher operational costs relating to hazardous waste operations.

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

SG&A:

In millions
	For the Three Months Ended September 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	247.4	29.7%	267.2	31.3%	(19.8)	(7.4%)

2019 Q3 10-Q Report	Stericycle, Inc. • 49

In millions
	For the Nine Months Ended September 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	805.1	32.1%	851.1	32.3%	(46.0)	(5.4%)

Consolidated SG&A expenses decreased $19.8 million, or 7.4%, in the third quarter of 2019 to $247.4 million from $267.2 million in the third quarter of 2018.  The decrease was primarily the result of lower incentive compensation and lower charges associated with key strategies and other significant matters mentioned earlier, which were $67.0 million, in 2019 compared to $75.7 million in 2018.

Consolidated SG&A expenses decreased $46.0 million, or 5.4%, in the first nine months of 2019 to $805.1 million from $851.1 million in the first nine months of 2018.  The decrease was primarily the result of lower incentive compensation, lower charges associated with key strategies and other significant matters mentioned earlier, which were $229.8 million, in 2019 compared to $264.5 million, in 2018 and lower professional fees partially offset by higher bad debt expense.

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

We did not record any goodwill impairment charges in the three months ended September 30, 2019 and 2018 or in the nine months ended September 30, 2018.

Segment Profitability:

We use Adjusted EBITDA as the primary measure of profitability for each of our Reportable Segments – see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in our 2018 Form 10-K for an explanation of this measure.

Segment profitability and a reconciliation of the total Adjusted EBITDA to (Loss) income from operations were as follows:

2019 Q3 10-Q Report	Stericycle, Inc. • 50

In millions
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Adjusted EBITDA
Domestic and Canada RWCS	$167.7	$196.6	$(28.9)	$482.9	$583.4	$(100.5)
International RWCS	26.7	20.9	5.8	73.8	80.8	(7.0)
All Other	(44.0)	(33.6)	(10.4)	(131.8)	(100.1)	(31.7)
Total	$150.5	$183.9	$(33.4)	$425.0	$564.1	$(139.1)

Adjusted EBITDA - % of Segment Revenues
Domestic and Canada RWCS	26.2%	30.5%		25.2%	30.3%
International RWCS	18.6%	13.8%		16.8%	16.1%
All Other	(87.5%)	(56.5%)		(85.1%)	(49.3%)
Total	18.1%	21.5%		16.9%	21.4%

Reconciliation to (Loss) income from operations:
Total Adjusted EBITDA above	$150.5	$183.9		$425.0	$564.1
Depreciation (1)	(31.7)	(32.1)		(95.6)	(95.6)
Business Transformation	(17.1)	(21.0)		(51.6)	(64.9)
Intangible Amortization	(35.8)	(31.8)		(110.5)	(96.6)
Acquisition and Integration	(1.6)	(1.6)		(3.5)	(7.5)
Operational Optimization	(3.9)	(3.6)		(11.1)	(19.5)
Divestitures and Held-for-Sale Impairments	(85.3)	(2.0)		(87.4)	(19.1)
Litigation, Settlements and Regulatory Compliance	(2.4)	(17.3)		(21.3)	(61.2)
Impairments	-	-		(24.6)	-
Other	(7.2)	(6.2)		(32.8)	(14.9)
(Loss) income from operations	$(34.5)	$68.3		$(13.4)	$184.8
(1)	Excludes depreciation charges of $0.2 million and $1.0 million for the three and nine months ended September 30, 2019, respectively that are included as part of Business Transformation.

Adjusted EBITDA for our Domestic and Canada RWCS reportable segment decreased $28.9 million, or 14.7%, in the third quarter of 2019 to $167.7 million from $196.6 million in the third quarter of 2018.  As a percentage of Domestic and Canada RWCS revenues, Adjusted EBITDA was 26.2% and 30.5%, for the third quarters of 2019 and 2018, respectively.  This decrease was primarily a result of SOP pricing impacts and higher costs relating to hazardous waste operations, primarily disposal and compensation.

Adjusted EBITDA for our International RWCS reportable segment increased $5.8 million, or 28.0%, in the third quarter of 2019 to $26.7 million from $20.9 million in the third quarter of 2018.  As a percentage of International RWCS revenues, Adjusted EBITDA was 18.6% and 13.8% for the third quarters of 2019 and 2018, respectively.  The increase as a percentage of revenues was primarily the result of a higher gross profit percentage in Europe as a result of the divestitures of lower margin businesses in 2018 and lower SG&A expenses, offset by a lower gross margins in Latin America due to the impacts of lower revenue volume and decreases in SOP pricing in Europe.

Adjusted EBITDA for All Other decreased $10.4 million in the third quarter of 2019 to $(44.0) million from $(33.6) million in the third quarter of 2018.  The decrease is a result of lower revenues in our Domestic CRS business due to smaller sized recall events, combined with disproportionally lower operating margins due to the higher fixed cost nature of this business and higher operating and Corporate expenses.

2019 Q3 10-Q Report	Stericycle, Inc. • 51

Adjusted EBITDA for our Domestic and Canada RWCS reportable segment decreased $100.5 million, or 17.2%, in the first nine months of 2019 to $482.9 million from $583.4 million in the first nine months of 2018.  As a percentage of Domestic and Canada RWCS revenues, Adjusted EBITDA was 25.2% and 30.3%, for the first nine months of 2019 and 2018, respectively.  This decrease was primarily a result of lower gross margins due to higher costs related to hazardous waste operations 2019 as well as the impact of SOP pricing changes.

Adjusted EBITDA for our International RWCS reportable segment decreased $7.0 million, or 8.6%, in the first nine months of 2019 to $73.8 million from $80.8 million in the first nine months of 2018.  As a percentage of International RWCS revenues, Adjusted EBITDA was 16.8% and 16.1% for the first nine months of 2019 and 2018, respectively.  The increase as a percentage of revenues was primarily the result of a higher gross profit percentage in Europe as a result of the divestitures of lower margin businesses in 2018 and lower SG&A expenses, offset by lower operating margins in Latin America due to the impacts of lower revenue volume and decreases in SOP pricing in Europe.

Adjusted EBITDA for All Other decreased $31.7 million in the first nine months of 2019 to $(131.8) million from $(100.1) million in the first nine months of 2018.  The decrease is a result of lower revenues in our Domestic CRS business due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019, combined with disproportionally lower gross profits due to the higher fixed cost nature of this business and higher operating and Corporate expenses.

Interest expense, net:

In millions
	For the Three Months Ended September 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	29.9	3.6%	27.7	3.2%	2.2	7.9%

In millions
	For the Nine Months Ended September 30,
	2019		2018		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	91.1	3.6%	77.3	2.9%	13.8	17.9%

Interest expense, net increased in the third quarter of 2019 to $29.9 million from $27.7 million in the third quarter of 2018.

Interest expense, net increased in the first nine months of 2019 to $91.1 million from $77.3 million in the first nine months of 2018.

The increase in both periods is a result of the overall increase in interest rates charged on our borrowings caused by an increase in the LIBOR rate and interest rate adjustments related to both our private placement notes, prior to their early extinguishment, and Senior Credit Facility combined with an overall increase in our average outstanding debt balance. Further, for the nine months ended September 30, 2019, Interest expense, net includes a non-cash charge of $3.4 million, which is discussed in Capital Allocation, above.

See Part II, Item 8. Financial Statements and Supplementary Data; Note 8 – Debt in the Consolidated Financial Statements included in our 2018 Form 10-K and Part I. Item 1. Financial Statements (Unaudited) Note 6 – Debt, of this Form 10-Q.

2019 Q3 10-Q Report	Stericycle, Inc. • 52

Loss on early extinguishment of debt: During the nine months ended September 30, 2019, the Company incurred a pre-tax loss on early extinguishment of debt of $23.1 million, relating to the repayment of its private placement notes, which is discussed in Capital Allocation above.

Other expense, net: Other expense, net was $3.2 million and $6.2 million in the third quarter of 2019 and 2018, respectively, and $7.2 million and $6.8 million in the first nine months of 2019 and 2018, respectively.

The changes during the three and nine months ended September 30, 2019, related to items discussed under key strategies and other significant matters discussed above.

Income tax benefit (expense):

In millions
	For the Three Months Ended September 30,
	2019		2018		Change
	$	Effective rate	$	Effective rate	$	%
Income tax benefit (expense)	8.6	12.7%	(10.9)	31.7%	19.5	(178.9%)

In millions
	For the Nine Months Ended September 30,
	2019		2018		Change
	$	Effective rate	$	Effective rate	$	%
Income tax benefit (expense)	8.0	5.9%	(27.1)	26.9%	35.1	(129.5%)

Income tax benefit was $8.6 million in the third quarter of 2019 compared to expense of $10.9 million in the third quarter of 2018.  The effective tax rates in the third quarter of 2019 and 2018 were 12.7% and 31.7%, respectively.  The effective tax rate for the three months ended September 30, 2019 is principally due to the impact of valuation allowances recognized against current losses in several countries and the impact of certain impairments of assets held-for-sale, partially offset by the impact of certain tax reserve adjustments. The effective tax rate for the three months ended September 30, 3018, was impacted by certain tax reserve and deferred tax adjustments.

Income tax benefit was $8.0 million in the first nine months of 2019 compared to an expense of $27.1 million in the first nine months of 2018.  The effective tax rates in the first nine months of 2019 and 2018 were 5.9% and 26.9%, respectively.  The effective tax rate for the nine months ended September 30, 2019, is principally due to the impact of certain impairments of assets held-for-sale and non-deductible goodwill impairments, valuation allowances recognized against current period losses in several countries, partially offset by the impact of certain tax reserve adjustments.  The effective tax rate for the nine months ended September 30, 3018, was impacted by certain tax reserve and deferred tax adjustments.

Liquidity and Capital Resources

The Company believes that it has sufficient liquidity to support its ongoing operations, including Business Transformation, and to invest in future growth to create value for its shareholders.  Operating cash flows and the Company’s $1.2 billion Senior Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, capital expenditures necessary to support growth and productivity improvements, including those associated with Business Transformation and shareholder distributions approved by the Board of Directors. To the extent the Company’s liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit

2019 Q3 10-Q Report	Stericycle, Inc. • 53

availability is insufficient or the Company is in breach under its existing Credit Agreement, the Company would need to seek additional financing from alternative sources, including approaching the capital markets, in order to provide additional liquidity.

The Credit Agreement and Fourth Amendment contain a number of covenants, including financial covenants.  As of September 30, 2019 the Company was in compliance with the Consolidated Leverage Ratio covenant, with an actual ratio of 4.41 to 1.00, which was below the allowed maximum ratio of 4.50 to 1.00 as contained in the Fourth Amendment.

Based upon the Company’s current financial projections, it is reasonably likely that the Company could exceed this Consolidated Leverage Ratio threshold at some point in the next twelve months.  This risk can be mitigated and potentially managed through appropriate spending controls, proceeds from divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage covenant from the Company’s lenders.

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

(For further details concerning these matters see Part I - Item 1. Financial Statements (Unaudited) Note 6 – Debt, of this Form 10-Q).

Working Capital:  At September 30, 2019, our working capital decreased $59.3 million to ($45.2) million compared to $14.1 million at December 31, 2018. This change is primarily related to the addition of Operating lease liabilities associated with the adoption of ASC 842, and the impact of held-for-sale impairments, partially offset by increases in Prepaid expenses, increases associated with reclassifications of long-lived assets to held-for-sale in current assets and current liabilities, and decreases in Accrued liabilities and Bank overdrafts.

Current assets increased $3.2 million at September 30, 2019 to $750.5 million from $747.3 million at December 31, 2018, primarily driven by an increase in Prepaid expenses as a result of increases in prepaid software-as-a-service fees and assets-held-for-sale. Days sales outstanding ("DSO") was 61 days and 63 days as of September 30, 2019 and December 31, 2018, respectively. When normalized for the divestitures discussed above, DSO was 63 days as of September 30, 2019.

Current liabilities increased $62.5 million at September 30, 2019 to $795.7 million from $733.2 million at December 31, 2018, primarily as a result of the adoption of ASC 842, which now requires recognition of Operating lease liabilities on the Condensed Consolidated Balance Sheet. This increase was partially offset by decreases in Accrued liabilities, due to timing of tax payments and payments related to annual incentive plans, and Bank overdrafts, as we used a portion of the proceeds from the divestiture of a business to reduce overdraft balances in the U.K.

2019 Q3 10-Q Report	Stericycle, Inc. • 54

In millions
	For the Nine Months Ended September 30,
	2019	2018
Net cash from operating activities	$201.2	$89.9
Net cash from investing activities	(141.3)	(109.4)
Net cash from financing activities	(60.0)	31.4
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(2.1)
Net change in cash and cash equivalents	$(3.5)	$9.8

Operating Cash Flows:  Net cash from operating activities increased $111.3 million, or 123.8%, in the first nine months of 2019 to $201.2 million from $89.9 million in the first nine months of 2018, primarily as a result of the payment of the $295.0 million SQ settlement in the third quarter of 2018 offset by current period operational performance, and payments for annual incentive plans and prepaid software fees.

Investing Cash Flows: Net cash from investing activities decreased $31.9 million, or 29.2%, in the first nine months of 2019 to net cash used of $141.3 million from net cash used of $109.4 million in the first nine months of 2018. Our capital expenditures increased by $64.3 million to $161.2 million from $96.9 million in the first nine months of 2018, primarily as a result of capital expenditure payments for work associated with our ERP implementation in the first nine months of 2019.  We also received $17.8 million from the divestiture of businesses during the first nine months of 2019. Payments for acquisitions, net of cash acquired decreased by $39.4 million due to fewer acquisitions in the first nine months of 2019 compared to the first nine months of 2018.

Financing Cash Flows: Net cash from financing activities decreased $91.4 million, or 298.1%, in the first nine months of 2019 to net usage of $60.0 million from net proceeds of $31.4 million in the first nine months of 2018. We raised proceeds of $600.0 million from our issuance of the Senior Notes and used the proceeds, net of issuance costs, together with additional borrowings on our Senior Credit Facility and Term Loan, to repay in full approximately $1.075 billion of the then outstanding balance on private placement notes. As a result of this repayment, we also incurred a “make-whole” premium of $20.4 million, payable under the terms of certain of the private placement notes. Our net borrowings on our Senior Credit Facility and Term Loan were $475.6 million, including the additional Term Loan of $365.0 million, in the first nine months of 2019 compared to net borrowings of $109.5 million in the first nine months of 2018, primarily as a result of additional borrowings to finance the repayment of the private placement notes.  Using a portion of the proceeds from the divestiture of a business, we also made repayments on our bank overdrafts of $9.8 million in the first nine months of 2019. We made Series A repurchases of $17.2 million and paid dividends of $25.5 million to the holders of Series A during the first nine months of 2018. The Series A was converted, in accordance with its terms of issuance, to common stock in September 2018 and as a result no dividends were due or payable during the first nine months of 2019.

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

2019 Q3 10-Q Report	Stericycle, Inc. • 55

intangible asset valuations, measurement of assets and liabilities held-for-sale, and long-lived asset and goodwill impairment assessments. Actual results may differ from those estimates.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, because of material weaknesses in internal control over financial reporting, as described below.

Internal Control Over Financial Reporting

Management of Stericycle is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d (f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

2019 Q3 10-Q Report	Stericycle, Inc. • 56

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

Changes in internal controls

As described below, we have undertaken and continue to undertake significant remediation actions to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended September 30, 2019, but have not materially affected our internal control over financial reporting.

We have now effectively designed a significant number of controls through the quarter ended September 30, 2019, that we have evaluated, are evaluating or awaiting additional testing samples to evaluate operating effectiveness. Controls that have been properly designed need to be operating effectively for acceptable periods of time.  Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management has made further progress and intends to continue to pursue significant remediation efforts during 2019.

Remediation activities

Consistent with Stericycle’s Business Transformation, we have advanced an Internal Control Transformation Program to address historical material weaknesses. We have previously communicated certain remediation efforts in our Annual Report on Form 10-K for the year ended December 31, 2018. Management continues to advance the design of financial reporting controls to ensure that the level of precision is adequate to address the assessed risks at an assertion level and the period of operation is sufficient to conclude on the operating effectiveness of the controls. In working with the Audit Committee, Management has:

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

•

Developed a roadmap which includes critical activities, which commenced during the early part of 2019, such as internal control design and documentation updates. Management completed its top-down risk assessment and scoping of key locations and processes during the second quarter of 2019. During the second and third quarters, we completed the design of internal controls for many of the Company’s business units and processes with ongoing efforts planned during the fourth quarter. We

2019 Q3 10-Q Report	Stericycle, Inc. • 57

have commenced operating effectiveness testing in the third quarter and are using findings to re-enforce training and control expectations.  We will continue to monitor the progress and maturity of the control execution in the fourth quarter.

When fully implemented and operational, we believe the controls we have designed will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal controls over financial reporting.

Notwithstanding the existence of the material weaknesses as described above, we believe that the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

2019 Q3 10-Q Report	Stericycle, Inc. • 58

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2019.

2019 Q3 10-Q Report	Stericycle, Inc. • 59

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
3.9

Certificate of Elimination of the Certificate of Designations of 5.25% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.9to our Quarterly Report on Form 10-Q filed November 1, 2018)

4.1

Indenture, dated as of June 14, 2019, between Stericycle, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 14, 2019)

4.2	Form of 5.375% Senior Notes due July 2024 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed June 14, 2019)
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
101

The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the SECommission upon request.

2019 Q3 10-Q Report	Stericycle, Inc. • 60

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2019

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Chief Financial Officer

2019 Q3 10-Q Report	Stericycle, Inc. • 61