Form 10-K
period 2019-12-31
STERICYCLE INC
filed 2020-02-28
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019): $4,350,940,797.

On February 24, 2020 there were 91,271,184 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

TABLE OF CONTENTS

PART II

Glossary of Defined Terms

Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Annual Report on Form 10-K, most of which are explained or defined below:

Abbreviation	Description
2000 Plan	2000 Non-Statutory Stock Option Plan, which expired in February 2010
2005 Plan	2005 Incentive Stock Plan, which was approved by stockholders in April 2005
2008 Plan	2008 Incentive Stock Plan, which was approved by stockholders in May 2008
2011 Plan	2011 Incentive Stock Plan, which was approved by stockholders in May 2011
2014 Plan	2014 Incentive Stock Plan, which was approved by stockholders in May 2014
2017 Plan	2017 Incentive Stock Plan, which was approved by stockholders in May 2017
2019 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2019
Adjusted EBITDA	EBITDA adjusted for certain items discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
APAC	Asia Pacific
ASC 606	Accounting Standards Codification Topic 606 "Revenue from Contracts with Customers"
ASC 718	Accounting Standards Codification Topic 718 "Income Taxes"
ASC 740	Accounting Standards Codification Topic 740 "Compensation – Stock Compensation"
ASC 842	Accounting Standards Codification Topic 842 "Leases"
ASU	Accounting Standards Update
Buyer	CEI Holding LLC, a Delaware limited liability company
Canada ESPP	Canadian Employee Stock Purchase Plan, which was approved by stockholders in May 2016
CDC	U.S. Center for Disease Control
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
Consolidated Leverage Ratio

Consolidated Leverage Ratio means, as of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date, as defined in the Fourth Amendment.

COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
Clean Air Act	The Clean Air Act of 1970
Credit Agreement

Credit Agreement dated November 17, 2017 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto

CRS	Communication and Related Services
DCF	Discounted cash flows
DEA	U.S. Drug Enforcement Agency
DOJ	U.S. Department of Justice
DOT	U.S. Department of Transportation
DSO	Days sales outstanding
EBITDA	Earnings before interest, tax, depreciation and amortization
Environmental Solutions	Provider of Hazardous Waste Solutions and Manufacturing and Industrial Services
EPA	U.S. Environmental Protection Agency
EPM	Enterprise Performance Management
EPS	Earnings (Loss) per share
ERISA	U.S. Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980
ERP	Enterprise Resource Planning
ESOL Disposal Group	Domestic Environmental Solutions less the Retained Business
ESPP	Employee Stock Purchase Plan, which was approved by stockholders in May 2001 (as amended and restated in May 2017
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and return services
FACTA	U.S. Fair and Accurate Credit Transaction Act
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FMCSA	U.S. Federal Motor Carrier Safety Administration
Fifth Amendment	Fifth Amendment to the Credit Agreement, dated as of February 25, 2020
Fourth Amendment	Fourth Amendment to the Credit Agreement, dated as of June 14, 2019
GDPR	General Data Protection Rules

2019 10-K Annual Report	Stericycle, Inc. • 3

PART II

GILTI	Global Intangible Low-Taxed Income
GPO	Group Purchasing Organization
HIPAA	U.S. Health Insurance Portability and Accountability Act
HMIW	Hospital, Medical, and Infectious Waste
HSA	Healthcare Services Agreement
IDN	Integrated Delivery Network
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
INT	International
IRS	U.S. Internal Revenue Service
ISO	Incentive Stock Options
LATAM	Latin America (including Mexico)
M&I	Manufacturing and Industrial
MDL Action	Small quantity medical waste customer contract class action
NA	North America
NAID	National Association for Information Destruction
NOL	Net operating losses
NSO	Non-statutory Stock Options
OSHA	U.S. Occupational Safety and Health Act of 1970
Pension Protection Act	Pension Protection Act of 2006
PFA	Pre-filing agreement
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Plans	2017 Plan, 2014 Plan, 2011 Plan, 2008 Plan, and 2005 Plan
PSU	Performance-based restricted stock unit
Purchase Agreement	Stock Purchase Agreement dated as of February 6, 2020 by and between Stericycle, Inc. Harsco Corporation and CEI Holding LLC
RCRA	U.S. Resource Conservation and Recovery Act of 1976
Retained Business	The Company's healthcare hazardous waste services and unused consumer pharmaceuticals take-back services
ROU	Right-of-use
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services
S&P	Standard & Poor's
SAB 118	Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% Senior Notes due July 2024
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction
SOP	Sorted office paper
SOX	U.S. Sarbanes Oxley Act of 2002
SQ	Small quantity
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
TAS	Telephone answering services
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
Transaction	Purchase of the ESOL Disposal Group by Buyer subject to the terms and conditions of the Purchase Agreement
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
USDA	United States Department of Agriculture
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UPS	United Parcel Service, Inc.

2019 10-K Annual Report	Stericycle, Inc. • 4

PART II

PART I

Disclosure Regarding Forward-Looking Statements

Unless the context requires otherwise, the “Company”, “Stericycle”, we," "us" or "our" refers to Stericycle, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.

This document may contain forward-looking statements.  When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.  Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements.  Factors that could cause such differences include, among others, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, the volume and size of any recall events, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our ERP system, charges related to portfolio rationalization or the failure of divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, including the risk that the Domestic Environmental Solutions transaction may not be completed in a timely manner or at all, the failure to satisfy the conditions to the consummation of such transaction, including the receipt of certain governmental and regulatory approvals, the effect of the announcement or pendency of the Domestic Environmental Solutions transaction on Stericycle’s business relationships, operating results and business generally and risks related to diverting management’s attention from Stericycle’s ongoing business operations, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to existing or future material weaknesses, disruptions in or attacks on information technology systems, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q.  As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.  We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2019 10-K Annual Report	Stericycle, Inc. • 5

PART II

Item 1. Business

Overview

Company Overview

Incorporated in 1989, Stericycle protects people, safeguards communities and reduces risk through highly specialized medical and hazardous waste management and secure information services.  Our team of more than 19,500 employees serves customers in the U.S. and 18 other countries with a concentration on the growing healthcare industry. We are a world-leading services company with the scale, expertise, and experience to handle complicated and behind-the-scenes essential services for waste management, regulatory compliance and information security.  To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.

Segments

Our three operating segments are North America RWCS, (formerly Domestic and Canada), (excluding Mexico prior to the divestiture of our operations there), International RWCS and Domestic CRS.

Domestic CRS does not meet the quantitative criteria to be a separate reportable segment and therefore is included in the “All Other” reporting segment along with costs related to our corporate enabling and shared services functions.

Financial and other information related to our reporting segments is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data; Note 18 - Segment Reporting.

Services

Within our operating segments, our revenues are further broken down into these service categories:

Revenue Service Category	Services Offered
Regulated Waste and Compliance Services

•Medical waste management services (including reusable sharps disposal management services)

•Pharmaceutical waste services

•Compliance programs under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed, and EnviroAssure brand names

•Retail and Healthcare – Hazardous waste and compliance solutions

Secure Information Destruction Services	•Secure information destruction (including document and hard drive destruction services)
Manufacturing and Industrial Services	•Manufacturing and Industrial hazardous waste management
Communication and Related Services

•Appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and IDN’s.

•Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products

2019 10-K Annual Report	Stericycle, Inc. • 6

PART II

Revenues by service category for each of the operating segments were as follows:

In millions
	Year Ended December 31,
	2019	2018
North America RWCS
Regulated Waste and Compliance Services	$1,491.0	$1,496.1
Secure Information Destruction Services	769.5	778.3
Manufacturing and Industrial Services	261.6	270.4
Communication and Related Services	22.1	29.3
Total North America RWCS	$2,544.2	$2,574.1

International RWCS
Regulated Waste and Compliance Services	$401.8	$436.5
Secure Information Destruction Services	132.4	132.7
Manufacturing and Industrial Services	33.4	58.8
Communication and Related Services	11.7	27.1
Total International RWCS	$579.3	$655.1

Domestic CRS
Communication and Related Services	$185.4	$256.7

Total revenues	$3,308.9	$3,485.9

Divestitures

During the year ended December 31, 2019, we entered into separate arrangements to dispose of several service lines and geographies.  The 2019 divestitures include:

•	an automated communication business in the U.K. focused on text messaging,
•	the North American telephone answering services business, which provided live voice and automated communication services for small healthcare providers and other small businesses,
•	a retail pharmaceutical returns business in the U.S. and Puerto Rico, and
•	the regulated waste operations in Mexico and Chile.

The 2019 revenues for these divested businesses were $114.7 million with $75.7 million from the Communication and Related Services revenue category, primarily in All Other, and $39.0 million from the Regulated Waste and Compliance Services revenue category, primarily in International RWCS.

On February 6, 2020, we entered into the Purchase Agreement, pursuant to which we have agreed to sell our Domestic Environmental Solutions business, exclusive of the Retained Business, for cash consideration of approximately $462.5 million, subject to regulatory approval and customary adjustments as set forth in the Purchase Agreement.

The Purchase Agreement includes customary termination provisions, including if the closing of the Transaction has not occurred on or before November 6, 2020 (which may be extended until February 6, 2021, if needed, to obtain applicable regulatory approvals). Both we and Buyer have agreed to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and other liabilities, subject to certain limitations.

2019 10-K Annual Report	Stericycle, Inc. • 7

PART II

The Domestic Environmental Solutions business generated revenue in 2019 of $559.6 million, including approximately $100.0 million related to the Retained Business, which is included in the Regulated Waste and Compliance Services revenue category within our North America RWCS segment. The ESOL Disposal Group includes approximately 2,000 employees and 60 North America locations.

Customers

Our offering of services appeals to a wide range of small and large business customers.  The majority of our customers are healthcare businesses (hospitals, physician, and dental practices, outpatient clinics, long-term care facilities, etc.).  We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities, and other businesses.  While we manage large volumes of waste and other materials, the average volume per customer site is small.

No single customer accounted for more than 1.4% of our total revenues, and our top ten customers collectively accounted for approximately 7.3% of total revenues.  We have developed a strong and loyal customer base, with, we believe, a revenue retention rate of approximately 90% (based on our internal customer attrition analysis) and have been able to leverage these customer relationships to provide additional services. We use several different contracts across our services lines and terms vary depending upon the customer’s service requirements, types of services, and geographies.

As of December 31, 2019, regulated waste and compliance services are provided to customers in the U.S., Argentina, Brazil, Canada, Ireland, Japan, the Netherlands, Portugal, the Republic of Korea, Romania, Spain, and the U.K.  Secure information destruction services under the Shred-it® brand are provided in the U.S., Australia, Austria, Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands, Portugal, Spain, Singapore, and the U.K. Secure information destruction service are also provided in the United Arab Emirates through a joint venture.  Manufacturing and industrial hazardous waste services are predominately provided in the U.S., Canada, and Latin America.  The vast majority of services for CRS are provided within the U.S. and Canada.

Facilities and Fleet

Our worldwide network includes a fleet of more than 7,200 trucks and properties both leased and owned as described below:

201 North America 92 International Transfer Sites	133 North America 80 International Processing Facilities	4 North America Nil International Communication Centers	27 North America 32 International Office Locations

2019 10-K Annual Report	Stericycle, Inc. • 8

PART II

In addition to the above we have one landfill, located in Argentina and we retained an inactive landfill in Mexico. We are currently headquartered in Bannockburn, Illinois, having occupied our new corporate headquarters during the year ended December 31, 2019.

Our Key Business Priorities

Following its founding in 1989, Stericycle grew rapidly as the medical waste industry developed and largely through inorganic acquisitions.  Growth from medical waste acquisitions helped us achieve scale of infrastructure, route density, and a leadership position in the U.S.  We also leveraged acquisitions to enter new geographies or add additional services to our portfolio.  As we grew and evolved, we operated without centralization and the efficiencies that come from an integrated, modern corporate structure and associated information systems.

At the end of 2017, we began advancement of a business transformation, including the development and implementation of an ERP system, focused on driving long-term growth, improving profitability, and enhancing shareholder value.  During 2019, we refocused our transformation efforts and aligned around five key business priorities.

1.

Portfolio rationalization – As we look to the future, we continue to pursue the divestiture of service lines or geographies that are not profitable, have limited growth potential, are not vertically integrated, are not essential to our regulated waste and compliance services and secure information destruction service categories, and/or present the opportunity to reduce debt.

2.

Quality of revenue – The services we offer help our customers meet complex regulations.  Our expertise, infrastructure and service levels provide a differentiated and premium brand value to the customers we serve.  As such, we are focused on improving the quality of revenue we deliver.  During 2019, we added a Chief Commercial Officer and began implementing changes in our commercial operations.  We realigned our sales organization around customer channels; implemented best practices for sales management and training; reorganized our marketing teams to focus functional area of expertise across services; and improved our contracting processes with customers.

3.

Operational cost efficiencies – Our day-to-day operations are shifting toward a standardized operating model to optimize processes, drive efficiencies and improve both safety and service.  During 2019, we added a Chief Engineer and have begun centralizing operational decision making under a corporate engineering group.  Additionally, we are focused on driving cost efficiencies through work measurement, asset optimization, use of technology, and expanded strategic sourcing.

4.

Debt reduction and leverage improvement – As a result of the debt accumulated from our historic acquisition strategy, debt structure and debt leverage improvement were a key focus in 2019.  In June 2019, we raised $600 million from the issuance of our Senior Notes and $365 million from an incremental Term Loan. Combined with an additional draw from our Senior Credit Facility, Stericycle paid off its more restrictive $1.075 billion private placement notes.  Additionally, in 2019, we applied cash flow from operations and proceeds from the divestitures discussed above, to enable a net debt reduction of approximately $100.0 million.

2019 10-K Annual Report	Stericycle, Inc. • 9

PART II

5.

ERP implementation – Over our 30-year history, Stericycle had acquired more than 500 companies without fully integrating certain acquisitions onto centralized information technology platforms. The disparate operating and information systems have resulted in significant operational inefficiencies. With the implementation of an ERP, we expect to improve daily decision making via real-time information insights, simplify and enhance forecast accuracy, provide transparency for greater accountability, aid in the development of strategic planning, and make it easier for our customers to do business with us.  The “go-live” of the ERP system began in January 2020 with the global roll-out of the human-resources performance management solution.  During 2020, the additional ERP capabilities, including commercial, operational and financial, will be implemented in a staged approach across our North America RWCS reportable segment, excluding the ESOL Disposal Group.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring and Divestitures and Note 9 - Debt.

Regulated Waste and Compliance Services

Collection and Transportation

The collection process for regulated waste streams or secure information destruction begins at the customer location with segregation.  To assure regulatory compliance, we will not accept material from customers unless it complies with our waste acceptance protocols and is properly stored or packaged in containers that we have either supplied or approved.

Our fleet of vehicles then collects containers at the customer location.  The majority of collected waste or information for destruction is then transported directly to one of our processing facilities or to one of our transfer stations until it’s transported to a processing facility.  Our use of transfer stations in a "hub and spoke" configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve, thereby increasing the utilization of the facility and the volume of waste that it processes.

Processing and Disposal of Regulated Medical Waste

Upon arrival at a processing facility, containers or boxes of regulated waste undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include

2019 10-K Annual Report	Stericycle, Inc. • 10

PART II

redirecting the waste, returning the waste to the customer, and/or notifying the appropriate regulatory authorities. From there, regulated medical waste is processed using one of several treatments or processing technologies, predominantly at one of our wholly owned facilities:

•	Autoclaving: Autoclaving is the primary method of medical waste treatment. This process relies on steam at high temperature and pressure to kill pathogens and render materials non-infectious.
•

Alternative Technologies:  We use several different non-incineration alternatives to autoclaves, predominantly outside of the U.S.  The processes used by these technologies are similar, as the regulated waste is heated to a specified temperature for a required time to kill the pathogens.  This is not always under pressure.  Depending on local requirements, the waste may be shredded before or after treatment to render it unrecognizable.

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

Upon completion of the particular treatment process, the resulting waste or incinerator ash is transported to for disposal in a landfill owned by unaffiliated third parties.  In some countries, where permitted by regulation, the treated waste is recovered, including recovery as fuel in waste-to-energy processes.

Processing and Disposal of Hazardous Wastes

Our technicians receive hazardous wastes either as expired goods requiring deconstruction or as defined hazardous wastes that were generated by healthcare, retail or manufacturing and industrial organizations.  Expired goods are deconstructed to recover metals and plastics for recycling, thereby minimizing the total volume of waste disposed of as hazardous waste.  Materials that are predefined as hazardous upon collection are bulked together or consolidated at treatment storage and disposal facilities for more efficient transport to the final disposal or processing destination.  Whenever possible, we seek sustainable solutions for managing materials including alternative uses, recovery processes, recycling options, fuel blending, or energy recovery.  When sustainable options do not exist, these wastes are sent to third parties for incineration, landfill, or water treatment.

Destruction and Recycling of Secure Information

We leverage a combination of off-site and on-site shredding methods.  Approximately 63% of collected documents for secure destruction in 2019 were sent off-site to a regional shredding facility for secure destruction.  The remainder of collected documents are shredded on-site in a Shred-it® truck with proprietary information destruction technology.  For both methods, documents are cross-cut shredded to enhance the security level of destruction.

Shredded paper is then baled to be sold as SOP for recycling.  SOP consists of paper typically generated by offices that contains primarily white paper. It’s a higher value recyclable than mixed paper, old newspapers or magazines. Stericycle collected and delivered approximately 750,000 tons of SOP for recycling into paper products to be used in the hospitality industry including napkins, paper towels, and bathroom tissue.  During 2019, prices for SOP declined consecutively each month of the year resulting in an average annual SOP price of $132 per ton in 2019 as reported by Fastmarkets RISI, a decline of 30.5% over 2018.

2019 10-K Annual Report	Stericycle, Inc. • 11

PART II

Communication and Related Services

During the year ended December 31, 2019 we divested of our North American telephone answering services business, which provided live voice and automated communication services for small healthcare providers and other small businesses.

Our remaining Communication Solutions provides live voice and automated services to assist hospitals and IDNs in communications with their patients.  Our team serves as a client representative providing appointment scheduling, appointment reminders, event registration, and other communications.  Providing this service requires information management systems to redirect calls, store and quickly retrieve live voice protocols or client data, send automated communications, or provide easily accessible reporting and activity details to our customers.  Beyond the information management system infrastructure, call center staffing and proper education levels are critical to our success.

Our Expert Solutions specializes in partnering with automotive, food/beverage, medical device, pharmaceutical, consumer goods manufacturers, and others to support them through critical recalls, retrievals, or audit processes to ensure brand protection.  Services could include notification services to impacted customers, call center services to support a recall or retrieval, removing impacted product from distribution, processing recalled product and supporting remedy requirements, and compliance reporting.  These solutions are highly customized based on the product being recalled or retrieved and the specific needs of the client.

Our Business Model and Key Business Attributes

Regulated Business-to-Business Operations

We focus on providing business-to-business services in areas of operations that are highly regulated.  By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health, and safeguard the environment.  Governmental legislation and regulation increasingly require the proper handling and disposal of items such as medical waste, hazardous waste, pharmaceutical waste, and personal confidential information.  Regulated waste can be defined as any material with government-imposed guidelines for handling the material for transportation or disposal.

•	Medical waste, such as needles, syringes, gloves, cultures, blood and blood products, and material potentially contaminated by infectious agents, can potentially cause an infectious disease.
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

Growing Markets

The services we offer, especially core services of regulated medical waste and secure information destruction, are growing.  This growth is driven by multiple factors:

•	Aging Population: The average age of the population in the countries where we operate is rising, driving increases in healthcare and the quantity of regulated medical wastes generated.
•	Enforcement of Waste Regulations: Enforcement of regulations relating to the management of regulated waste is increasing. Penalties for violations can be costly and high profile, thereby

2019 10-K Annual Report	Stericycle, Inc. • 12

PART II

impacting a business’ overall reputation.  We believe that many businesses are unaware either of the need for proper training of employees or of applicable regulatory requirements and we seek to help businesses fill this gap.

•

Regulation of Privacy and Information Security and Concerns over Data Breaches:  The continued development and growth of the secure information destruction industry has been driven, in part, by the need for compliance with increasing government regulation with respect to privacy and information security, including the European Global Data Protection Regulation and the California Consumer Privacy Act.

•

Market Expansion Due to Increased Outsourcing:  With regard to secure information destruction services and communication services, we believe significant market growth will come from increased reliance on outsourcing services by those businesses within the marketplace that currently do not use an outside vendor.

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

Stable and Recurring Customer Needs Supported by Long-term Contracts

The services we provide most often require service on a routine and scheduled basis.  Historically, our revenues have not been significantly affected by economic downturns.  The majority of our customer relationships include long-term contracts ranging from two to five years in length.  We have developed a strong and loyal customer base, with, we believe, a revenue retention rate of approximately 90% (based on our internal customer attrition analysis).

Strong Service Relationships with Customers

We are a trusted provider of outsourced services that address complex, regulated, or compliance-based business needs and do so with high customer service levels.  Our U.S. net promoter scores, an index ranging from -100 to 100 that measures the willingness of customers to recommend a company's products or services, were over 69% for regulated medical waste and over 75% for secure information destruction.  Based on the global Net Promoter Score standards, any score above 0 would be considered “good”, 50 and above being “excellent” while 70 and above is considered "world class".

Established Network of Processing and Transportation Locations

We believe that our infrastructure network results in an expansive operational network with alternate treatment or destruction options for our customers.  The scale of our network also provides us the ability to be the single-source provider for customers with multiple locations across the country and gives us the flexibility to quickly redirect services or operations to another location if the need arises due to severe weather, power outages, or other disruptions.

Routing Logistics

While we manage large volumes of waste or secure information for destruction, the average volume per customer site is small and the resulting revenue per stop is low.  As such, route logistics and route efficiency are a core focus.  This vast transportation network provides us with an advantage compared to our competition.  Additionally, we have continued to make route density and technological investments to optimize routing at both the individual truck and geographic market level.  We believe that our ERP

2019 10-K Annual Report	Stericycle, Inc. • 13

PART II

implementation will further improve our routing efficiencies by providing the opportunity to leverage our infrastructure across services lines and driving standard work across the network.

Industry Leadership and Expertise

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

Over the course of 2019, we significantly elevated the importance of safety across the organization and executed against multiple initiatives to improve our safety performance.  We established safety metrics and tracking that are shared across the organization and kicked off a behavior-based safety program designed to influence our team members’ actions toward safer outcomes.  To reduce vehicle accidents, we began the roll-out of a new driver camera safety program, installing cameras in our North American RWCS trucks. We also initiated a Toolbox Talk program for transportation teams in North America to promote routine conversations targeting driver safety.  These efforts and others resulted in a 22% reduction in lost time days and a 13% reduction in vehicle related accident claims in 2019.

Competition

The industries and markets in which we operate are highly competitive on pricing, and barriers to entry are low.  Our competitors consist of many different types of service providers, including national, regional, and local companies. Some of these companies provide only a portion of the services of Stericycle, for example just collection and transportation but not treatment of medical waste or medical waste service but not a sharps management program. In the regulated waste and secure information destruction industries, another source of competition is on-site management.

For regulated medical waste, some large-quantity waste generators, particularly hospitals, may choose an onsite autoclave or other treatment process.  For secure information destruction, many businesses may choose to use small, on-site shredders for their documents.  In both medical waste and secure information destruction, there is no other competitor in North America with Stericycle’s overall scale, breadth of services, national transportation network, and comprehensive treatment network.

Governmental Regulation

The regulated medical waste, hazardous waste, secure information destruction, and recall industries are subject to numerous regulations.  In many countries there are multiple regulatory agencies at the local and national level that oversee our customers or our services.  This regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits.  We maintain numerous governmental permits, registrations, and licenses to conduct our business in the jurisdictions in which we operate.  Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction.  These permits grant us the authority, among other things:

•	to construct and operate collection, transfer, and processing facilities;

2019 10-K Annual Report	Stericycle, Inc. • 14

PART II

•	to transport regulated waste within and between relevant jurisdictions; and
•	to handle particular regulated substances.

Our permits, registrations, and licenses may be subject to modification or revocation by the issuing authority and, in some jurisdictions, are subject to periodic renewal.  Periodic renewals may be subject to public participation and can lead to additional regulatory oversight.  We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste.  In addition, we are subject to extensive regulations to ensure public and employee health and safety at the federal, state and local levels.

We are subject to substantial regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste and secure information destruction operations.  The regulatory requirements with which we must comply vary from jurisdiction to jurisdiction.  The laws governing our domestic and international operations generally consist of statutes, legislation, and regulations concerning environmental protection, employee health and welfare, transportation, document management, ethical business conduct, and proper handling and management of regulated waste streams, and controlled substances.

Environmental Protection

Certain services within our business are subject to extensive and evolving environmental regulations in all of the geographies in which we operate.  Generally, the environmental laws we are subject to regulate the handling, transporting, and disposing of hazardous and non-hazardous waste, the release or potential release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater, and other surface waters, and the emission of pollutants into the air.  The principal environmental laws that govern our operations in the U.S. are state environmental regulatory agencies as they provide the specific legislative and/or regulatory frameworks which require the management and treatment of regulated medical waste.  Additionally, the RCRA, the CERCLA, and the Clean Air Act of 1970 are the federal regulations that affect management of certain aspects of regulated medical waste and all RCRA hazardous wastes.  CERCLA and state laws similar to it may impose strict, joint and several liabilities on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities.  The 10 HMIW incinerators, located at 7 sites, we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states permitting authorities pursuant to regulations promulgated under the Clean Air Act as well as state and/or municipal waste permit requirements.

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

Employee Health and Welfare

We are subject to numerous regulations promulgated to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace.  The primary U.S. federal laws relating to employee health and welfare applicable to our business are in OSHA, which establishes specific employer responsibilities including engineering controls,

2019 10-K Annual Report	Stericycle, Inc. • 15

PART II

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

Transportation

Various laws regulating the transportation of waste and other potentially hazardous materials also apply to the services we provide.  In the U.S., the DOT has established regulations which deal with two different aspects of transportation: hazardous materials transport and safety in transportation.  These regulations are defined within the PHMSA and the FMCSA.  Due to our fleet size we are regularly subject to roadside inspections.  These inspections have a cumulative effect on our compliance history and require us to remain in good standing so as not to jeopardize our permits.

Examples of transportation laws applicable to our international operations include the Directive on the Inland Transportation of Dangerous Goods in the EU and the Transport of Dangerous Goods Act and related regulations in Canada, and globally the International Maritime Dangerous Goods Code and the IATA Dangerous Goods Regulations.

Document Management

Numerous laws and regulations require proper protection of confidential customer information by business parties that have access to such information.  In the U.S., the most cited regulations include the FACTA Final Disposal Rule, the FACTA Red Flag Rule, HIPAA, and the Gramm-Leach Bliley Act.  Furthermore, the GDPR provides the framework for data privacy and data protection for companies that conduct business in Europe.

For the transportation of secure information for destruction, we are regulated by the DOT as a commercial motor carrier.  The processes for the destruction of secure information destruction processes are not regulated by any government agency.  However, the NAID maintains a certification to ensure that destruction processes support the needs of organizations to meet laws and regulations relating to the protection of confidential information.  We currently hold the NAID AAA Certification for our operations in North America.  Further, the Payment Card Industry Security Standards Council has developed Data Security Standards which are imposed upon merchants utilizing credit cards and require destruction of documents and media in accordance with their standards.

Ethical Business Conduct

Various international regulations governing ethical business practices apply to our business, including but not limited to, the FCPA, the U.K. Bribery Act, and the Brazilian Clean Companies Act.  These laws may apply to our business on both a global and local basis, and ban unethical behavior such as the payment of bribes to government officials for the purpose of gaining an improper business advantage, improper maintenance of our books and records, as well as other financial transparency requirements.

Controlled Substances

Our service offerings for the recall, return and/or destruction of controlled substance pharmaceuticals are subject to numerous laws and regulations under various international federal agencies, such as the DEA in

2019 10-K Annual Report	Stericycle, Inc. • 16

PART II

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

U.S. and Foreign Local Regulation for Waste Management

We conduct business in all 50 U.S. States and Puerto Rico.  Because the EPA does not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment, and storage of regulated medical waste.  Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed medical waste regulations under solid waste regulations.  Hazardous waste in the U.S. is regulated under the RCRA.  In addition, certain states may have their own regulations for handling, treatment and storage of hazardous wastes.  Regulated garbage (sometimes referred to as “APHIS waste” taken from the Animal Plant and Health Inspection Service) is another area of regulatory requirements we are subject to pursuant to regulations promulgated by the USDA and Customers and Border Patrol.  The USDA typically inspects our facilities receiving such APHIS waste on a quarterly basis.

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

We carry several insurance coverages including property, workers compensation, general liability, employer’s liability, pollution liability, privacy and security liability, event management, cyber-liability, directors and officers, and miscellaneous professional services errors and omissions coverages.  We also carry umbrella policies that cover general liability, auto and employers liability.  We regularly evaluate other lines of coverage to respond to specific business needs but consider our current insurance coverage

2019 10-K Annual Report	Stericycle, Inc. • 17

PART II

to be sufficient to meet regulatory as well as customer requirements and to protect our employees, assets, and operations.

Patents, Trademarks and Proprietary Rights

Stericycle holds eight patents in the U.S., Canada, and Australia for the recovery of reusable medical devices in a sharps container and holds two patents (U.S. and Canada) for the processing and updating of event-related information using automated reminders.  With the acquisition of Shred-it, we hold patents in the U.S. and Canada for a three-staged shredder, with one related patent application pending in the EU, expected to be issued in 2020.  We also hold patents in the U.S., Canada, and U.K. for Securshield®, our proprietary locks for shredding containers.

We own federal registrations for a number of trademarks/service marks including Stericycle®, SRCL, Steri-Safe®, Stericycle ExpertRECALL®, Sustainable Solutions®, CSRX, Shred-it®, Securit®, Community Shred-it®, Making Sure it’s Secure®, We Protect What Matters®, and our company logo service mark consisting of a nine-circle design.  We also hold international registrations for Stericycle, the nine-circle design used in our logo, and the Shred-it® name and design.

Information about our Executive Officers

The following table contains certain information regarding our nine current executive officers:

Name	Position	Age
Cindy J. Miller	President and Chief Operating Officer	57
Janet H. Zelenka	Executive Vice President and Chief Financial Officer	61
S. Cory White	Executive Vice President and Chief Commercial Officer	47
Joseph A. Reuter	Executive Vice President and Chief People Officer	58
David W. Stahl	Executive Vice President and Chief Information Officer	54
Dominic Culotta	Executive Vice President and Chief Engineer	56
Michael S. Weisman	Executive Vice President and Chief Ethics and Compliance Officer	61
Richard M. Moore	Executive Vice President of North American Operations	58
Daniel V. Ginnetti	Executive Vice President International	51

Cindy Miller was named President and Chief Executive Officer in May 2019 after serving as President and Chief Operating Officer since October 2018. Ms. Miller previously served as President, Global Freight Forwarding for UPS. Ms. Miller had a 30-year career with UPS starting as a driver and progressing to district manager for operating regions in the United States and then managing director for regions in Europe, the Middle East, and Africa before becoming President of the European region. Ms. Miller received her bachelor’s degree from Pennsylvania State University and an executive MBA from the London Business School.

Janet Zelenka was named Executive Vice President Chief Financial Officer in June 2019. Ms. Zelenka previously served 15 years with Essendant Inc., most recently serving as Chief Financial Officer until the company’s acquisition by Sycamore Partners. She also served in the roles of Chief Information Officer and Senior Vice President of Business Integration during a transformational period for the company, and held leadership positions in finance, analytics, audit, and pricing. Prior to Essendant, she spent 16 years at

2019 10-K Annual Report	Stericycle, Inc. • 18

PART II

SBC/Ameritech (AT&T) in a range of information technology, financial, and operational roles. Ms. Zelenka received her bachelor’s degree from Rockford University and a masters of business administration from Northern Illinois University.

S. Cory White was named Executive Vice President and Chief Commercial Officer in October 2019. He previously served as our Executive Vice President of CRS from April 2019 and retains his current CRS responsibilities in his new role. Mr. White had previously served as the Global Chief Commercial Officer for Startek, Inc. for nearly three years and as Vice President, Healthcare and Government Vertical Leader, with Convergys, Inc. for six years. Prior to those roles, he spent eleven years with ACS Healthcare, a Xerox Company, in a variety of sales and operational roles including Senior Vice President of ACS Healthcare Payment Integrity Solutions. Mr. White received his bachelor’s degree from the University of Kentucky.

Joe Reuter was named Executive Vice President and Chief People Officer in January 2019.  Mr. Reuter previously served as President, International Human Resources at UPS, since April 2016.  Mr. Reuter previously served as Vice President of the Europe Region human resources for three years and Vice President of Human Resources for the Global Freight Forwarding business for one year.  He began his career as a parcel service provider and supervisor before moving into the human resources field and supporting UPS operating districts across the U.S. with increasingly larger areas of responsibility.  Mr. Reuter received his bachelor’s degree from the University of South Dakota.

David Stahl was named Executive Vice President and Chief Information Officer in April 2018 after serving as Senior Vice President for approximately 18 months.  Mr. Stahl previously served as Chief Information Officer at Hillshire Brands Company for two years, where he implemented an IT transformation, and as Chief Information Officer at Duracell (a Berkshire Hathaway Company) for two years, where he established a new operating platform for Duracell following its separation from the Procter & Gamble Company.  He also spent eight years with Tellabs, Inc. in roles of increasing responsibility within quality and IT, as well as quality roles with Underwriters Laboratories, 3Com Corporation, and Emerson Electronics.  Mr. Stahl received his bachelor’s degree from Ohio Northern University.

Dominic Culotta was named Executive Vice President and Chief Engineer in April 2019. Prior to joining Stericycle, Mr. Culotta spent 35 years with United Parcel Services (UPS) most recently serving six years as Vice President of Engineering for Global Freight Forwarding and eight years as Vice President of Engineering and Operations for UPS' Europe, Middle East and Africa region. His early career included various operations and engineering assignments, working his way to multiple engineering division manager roles as well as a regional Vice President of operations and engineering. Mr. Culotta has a bachelor’s degree from Loyola College in Baltimore.

Michael Weisman was named Executive Vice President and Chief Ethics and Compliance Officer in April, 2018.  Mr. Weisman previously served as Chief Ethics and Compliance Officer for The Kraft Heinz Company, a publicly-listed packaged foods company, which he joined through Kraft Foods in July of 2015. Prior to the merger with Heinz Foods he served as Chief Counsel, Compliance for Kraft Foods from July 2014 and as Vice President, Ethics and Compliance for U.S. Foods from February, 2013 and as Associated General Counsel at Career Education Corporation from 2010.  He was also with the law firm Katten Muchin Rosenman, LLP for more than 10 years, four as partner, and served as a member of the firm's White Collar Defense, Internal Investigations and Compliance Practice Group.  Mr. Weisman received his bachelor’s degree from the University of Illinois and his juris doctor degree from Chicago-Kent College of Law.

Rich Moore was named Executive Vice President of North American Operations in January 2019.  Mr. Moore previously served 30 years with UPS, most recently serving as President of the UPS Illinois District

2019 10-K Annual Report	Stericycle, Inc. • 19

PART II

from 2016.  Previously he served for three years as Vice President of European Operations, five years as President of the Northeast District, and three years as District Manager for Utah, Idaho, and Southern Nevada, in addition to other operations and transportation staff roles.  Mr. Moore received his bachelor’s degree from Manhattan College and a master’s of business administration from National Louis University.

Daniel Ginnetti was named Executive Vice President, International in June 2019 having previously served as Chief Financial Officer from August, 2014.  He joined Stericycle as Area Vice President of Finance in 2003.  In 2004 he was promoted to Area Vice President for Stericycle’s Western, and later, Midwestern business units.  Following that, he was promoted to Senior Vice President of Operations for the U.S. and Canada.  He returned to financial management in 2013, becoming Vice President of Corporate Finance and then CFO in August 2014.  Prior to joining Stericycle, Mr. Ginnetti previously served in various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor.  Mr. Ginnetti received his bachelor’s degree from the University of California, Santa Barbara.

Employees

At December 31, 2019 we had approximately 19,500 full time employees worldwide, of which approximately 1,500 are covered by collective bargaining agreements.

Available Information

We maintain an internet website, www.stericycle.com, which provides a variety of information about the Company and where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge, as soon as reasonably practicable, following the time they are filed with or furnished to the SEC.  Reports and proxy and information statements that are filed electronically with the SEC are available on the SEC’s website, www.sec.gov.

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

We are subject to extensive governmental regulation, which is frequently difficult, expensive, and time-consuming with which to comply; noncompliance could adversely affect our operations and efforts to grow our business results.

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

2019 10-K Annual Report	Stericycle, Inc. • 20

PART II

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

We believe that strict enforcement of laws and regulations relating to regulated waste collection and treatment, the proper handling and protection of personal and confidential information, and recalls and retrieval of products by governmental authorities can have a positive effect on our business, as these laws and regulations may increase the demand for our services.  Relaxation of enforcement, government shutdowns, or other changes in governmental regulation of regulated waste, personal and confidential information or products to be recalled or retrieved could increase the number of competitors we face or reduce or delay the need for our services.

Complications with the implementation of our ERP system could adversely impact our business and operations.

We rely on information systems and technology to manage our business and summarize operating results.  We are in the process of an implementation of an ERP system, which will replace most of our existing operating and financial systems.  The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of our business.  The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources.  We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties.  If we are unable to successfully implement our ERP system as planned, our business, results of operations, and financial condition could be negatively impacted.  Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

Fluctuations in the commodity market related to the demand and price for recycled paper may affect our business, financial condition and results of operations.

We sell nearly all of the shredded paper from our secure information destruction business to paper companies and recycled paper brokers.  Sorted office paper is marketed as a commodity and is subject to significant demand and price fluctuations beyond our control.  Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume, and margins for pulp and paper products.  The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity.  The overall levels of demand for the pulp and paper products, and consequently their sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide.  As a result, the market

2019 10-K Annual Report	Stericycle, Inc. • 21

PART II

demand for recycled paper can be volatile due to factors beyond our control.  Lack of demand for our shredded paper material could adversely affect our business, financial condition and results of operations.

We may incur significant charges as a result of portfolio optimization; portfolio optimization may not achieve the desired results.

We continue to evaluate the performance of our portfolio of assets and businesses.  Based on this evaluation, we may sell certain assets or businesses or exit particular markets.  Any impairments and losses on divestiture resulting from this process may cause us to record significant charges, including those related to goodwill, other intangible assets, and accumulated currency translation adjustment losses.  In addition, divestitures may not yield the targeted improvements in our business.  Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management’s attention from our other businesses, the potential loss of key employees, the erosion of employee morale or customer confidence, and the retention of contingent liabilities related to the divested business.  Any charges that we are required to record or the failure to achieve the intended financial results associated with divestitures of businesses or assets could have a material adverse effect on our business, financial condition or results of operations.

Restrictions in our Credit Agreement and our Senior Notes could adversely affect our business, financial condition, results of operations, ability to make distributions and the value of our securities.

Our Credit Agreement contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements.  These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement, and may limit our ability to take advantage of potential business opportunities as they arise. Our Senior Notes also contain certain covenants that could have a similar effect on our ability to operate our business (see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements).

Our ability to comply with the covenants and restrictions contained in our Credit Agreement, along with certain of the covenants and restrictions contained in our Senior Notes, may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  A failure to comply with these provisions could result in a default or an event of default.  Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, foreclose against any assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

2019 10-K Annual Report	Stericycle, Inc. • 22

PART II

Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends on our ability to generate cash flow and secure financing in the future.  Our ability to generate future cash flow depends, among other things, on future operating performance, general economic conditions, competition, and litigation, legislative and regulatory factors affecting our operations and business.

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

As of December 31, 2019, we had a total of $2.7 billion of outstanding indebtedness, including long-term debt and short-term debt and excluding unamortized debt issuance costs.  We also have the ability to incur additional indebtedness subject to our financial covenants.

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

We have established operations in the U.S. and 18 other countries.  Foreign operations carry special risks including:

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

•	trade restrictions;
•	changes in tariffs and taxes;
•	industry or macro-economic trends;
•	permitting and regulatory standards;
•	differences in local laws, regulations, practices, and business customs;
•	restrictions on repatriating foreign profits back to the U.S. or movement of funds to other countries;
•	difficulties in staffing and managing international operations;
•	increases and volatility in labor costs; and

2019 10-K Annual Report	Stericycle, Inc. • 23

PART II

•	property ownership restrictions in certain countries.

Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

We have operations in Latin America, and changes in the business, regulatory, political or social climate could adversely affect our operations there, which could adversely affect our results of operations and growth plans.

We have business operations in Argentina and Brazil.  Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, social unrest, tax and foreign investment policies, public safety and security, and uncertain application of laws and regulations.  Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the financial results of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to continue our operations there, which could have a material adverse impact on our prospects, results of operations, and cash flows.

We face continuing risks relating to compliance with the FCPA and other anti-corruption and anti-bribery laws.

On June 12, 2017, the SEC issued a subpoena to us, requesting documents and information relating to our compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the our operations in Latin America.  In addition, the DOJ has notified us that it is investigating this matter in parallel with the SEC.  We are cooperating with these agencies and are also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.  These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws.  Such determinations could subject us to, among other things, enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, or litigation, which could adversely affect our business, financial condition and results of operations.  In addition, any significant settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 20 – Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

We are subject to a number of pending lawsuits.

We are a defendant in a number of pending lawsuits and may be named as a defendant in future lawsuits.  These current and future matters may result in significant liabilities and diversion of our management’s time, attention, and resources.  Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these matters.  In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves and, to the extent available, liability insurance.  Protracted litigation, including any adverse outcomes, may have an adverse impact on our reputation, business, financial condition or results of operations.  In addition, any significant judgment or settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness.  See Part II, Item 8. Financial Statements and Supplementary Data; Note 20 - Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

2019 10-K Annual Report	Stericycle, Inc. • 24

PART II

Changing market conditions in the healthcare industry, healthcare consolidation and healthcare reform, could adversely affect our results of operations.

Within the U.S., the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs.  As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and healthcare providers are focused on cutting costs within their businesses.  These changes exert downward pricing pressure, including the impact of GPO rebates and administrative fees, on services that we provide to healthcare customers which could adversely affect our results of operations.  Commitments made in connection with the SQ Settlement may affect our ability to increase prices in the future and a deterioration in our customer relationships as a result of the MDL Action may affect our ability to sell additional services to our customers, both of which could adversely affect our results of operations.

Aggressive pricing by existing competitors and the entrance of new competitors could significantly and adversely affect our results of operations.

The industries in which we participate are highly competitive.  This competition has required us in the past to reduce our prices to our customers, may require us to reduce our prices in the future or may affect our ability to increase prices in the future.  Price reductions or our inability to increase prices could significantly and adversely affect our results of operations.

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

If we fail to maintain an effective system of internal controls over financial reporting, including remediating known material weaknesses in our internal controls as of December 31, 2019, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, our results of operations and our stock price.

As disclosed in more detail in Part II, Item 9A. Controls and Procedures of this Report, we have identified material weaknesses, including a material weakness related to ineffective general information technology controls, as of December 31, 2019, in our internal controls over financial reporting.  Due to these material

2019 10-K Annual Report	Stericycle, Inc. • 25

PART II

weaknesses, we have also concluded our internal control over financial reporting was ineffective as of December 31, 2019.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. We are implementing remedial measures and there can be no assurance that our efforts will be successful. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Notwithstanding the material weaknesses that existed as of December 31, 2019, management has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Attacks on our information technology systems could damage our reputation, negatively impact our businesses and expose us to litigation risk.

We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees and our customers.  We rely heavily on various proprietary and third-party information systems.  Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business.  Like other large multi-national corporations, we are potentially subject to cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, wire fraud and other cyber incidents.  Our incident response efforts, business continuity procedures and disaster recovery planning may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or other disruptions.  A cybersecurity incident and breach of our information systems could lead to theft, destruction, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation.

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

2019 10-K Annual Report	Stericycle, Inc. • 26

PART II

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

We are a party to 13 collective bargaining agreements in the U.S. and Canada, covering approximately 650 employees, or approximately 4.4%, of our total U.S. and Canadian workforce and further agreements and works councils covering approximately 1,000 employees in our other international locations.  These agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term.  Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.

There can be no assurance that we will be able to negotiate the terms of future agreements with unions in a manner acceptable to us.  There is also no guarantee that current non-union employees will not seek union representation resulting in additional collective bargaining agreements with associated increased costs to us.  Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our brand, customer relations, financial condition, and results of operations.

Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2019 contains goodwill of $3.0 billion and other intangible assets, net of accumulated amortization of $1.4 billion.  In accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill.  As circumstances after an acquisition can change, we may not realize the value of these intangible assets.  During 2019 and 2018, we recorded non-cash impairment charges of $17.7 million and $16.0 million, respectively, of operating permits, tradenames, and customer relationships.  Additionally in 2019 we recognized $228.3 million in non-cash goodwill impairment charges related to our Canada, Domestic Environmental Solutions, and Latin America reporting units and in 2018, we recognized $358.7 million of non-cash goodwill impairment charges related to our Domestic CRS and Latin America reporting units.  We recognized these impairments due to a reduction of forecasted future cash flows in each reporting unit, as discussed in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets.  The recognition of any potential future impairments could have a material adverse impact on our results of operations.

The handling of regulated waste exposes us to the risk of environmental liabilities.

As a company engaged in regulated waste management, we face risks of liability for environmental contamination.  CERCLA and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on the businesses that generate those substances and the businesses that transport them to our facilities.  Responsible parties may be liable for substantial investigation and clean-up costs even if they operated their

2019 10-K Annual Report	Stericycle, Inc. • 27

PART II

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

Our pollution liability insurance excludes liabilities under CERCLA.  Thus, if we were to incur liability under CERCLA and if we could not identify other parties responsible under the law whom we are able to compel to contribute to our expenses, the cost to us could be substantial and could impair our profitability and reduce our liquidity.  Our customer service agreements make clear that the customer is responsible for making sure that only appropriate materials are disposed of.  If there were a claim against us that a customer might be legally liable for, we might not be successful in recovering our damages from the customer, see Item 8. Financial Statements and Supplementary Data; Note 20 – Legal Proceedings.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively.  In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings.  Several of the new provisions enacted as part of the Tax Act require clarification and guidance from the IRS and Treasury Department.  These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

We have accumulated NOLs arising from our operations and foreign and domestic acquisitions of approximately $379.4 million as of December 31, 2019.  We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations.  If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs we may have to record additional valuation allowances resulting in higher income tax expense, see Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes.

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

While the majority of our business is based on long-term contracts for regularly scheduled service, we do have a portion of revenue which is derived from short-term projects or services that we provide on a non-

2019 10-K Annual Report	Stericycle, Inc. • 28

PART II

recurring basis.  Product recall and retrieval events, one-time purge events for secure information destruction, and certain hazardous waste services that we provide on a project or non-recurring basis are not predictable in terms of frequency, size or duration.  Our customers’ need for these services could be influenced by regulatory changes, fluctuations in commodity market performance, natural disasters and acts of God, or other factors beyond our control.  Variability in the demand for these services could adversely affect our business, financial condition and results of operations.

The handling, transportation, and treatment of regulated waste carries with it the risk of personal injury to employees and others.

Our business requires our employees to handle materials that may be infectious or hazardous to life and property in other ways.  While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and natural disasters always exists.

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

The handling of secure information for destruction exposes us to potential data security risks that could result in monetary damages against us and could otherwise damage our reputation, and adversely affect our business, financial condition, and results of operations.

The protection of customer, employee, and company data is critical to our business.  The regulatory environment in the U.S. and Canada surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.  Certain legislation, including the FACTA, the HIPAA, the Economic Espionage Act in the U.S., the Personal Information Protection and Electronic Documents Act in Canada and the GDPR in the EU, require documents to be securely destroyed to avoid identity theft and inadvertent disclosure of confidential and sensitive information.  A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines, or lawsuits.  In addition, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws or are expected to do so.  The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to take additional measures to enhance security and/or assume higher liability under our contracts.  As a result of legislative initiatives and customer demands, we may have to modify our operations to further improve data security.  Any such modifications may result in increased expenses and operational complexity, and adversely affect our reputation, business, financial condition and results of operations.

2019 10-K Annual Report	Stericycle, Inc. • 29

PART II

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

We participate in multi-employer pension plans administered by employer and union trustees.  To the extent that those plans are underfunded, ERISA may subject us to substantial liabilities in the event we, whether partially or totally, cease to have obligations to contribute to the plans.  Under current law regarding multi-employer defined benefit plans, circumstances such as a plan's termination, an employer's partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan can trigger our obligation to make payments to the plan for our proportionate share of the multi-employer plan's unfunded vested liabilities.  Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered," "seriously endangered," or "critical" status.  If plans in which we participate are in critical status or underfunded, we could be required to make additional contributions.

Based upon the information available to us from plan administrators as of March 29, 2019, one of the multi-employer pension plans in which we participate is underfunded.  The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding.  We have been notified that one plan is in "critical" status and this plan may require additional contributions.  The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of employee work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.  Additional funding could adversely affect our liquidity, cash flows, and results of operations.  For more information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Retirement and Other Employee Benefit Programs in the Consolidated Financial Statements.

Increases in transportation costs may adversely affect our business and reduce our earnings.

We maintain an extensive transportation network and fleet of vehicles.  A significant increase in market prices for trucks or fuel could adversely affect our business through higher transportation costs and reduce our operating margins and reported earnings.

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

An inability to retain key personnel or difficulties in recruiting qualified personnel may adversely affect our business

Our businesses operate in highly competitive markets.  The labor market in the United States is very competitive and the unemployment rate is at historic lows.  We depend on the skills, working relationships, and continued services of key personnel, including our experience management team.  We must hire, train and develop effective employees.  We compete with other companies both within and outside of our industry for talented personnel.  In addition, employee turnover increases our cost of operations and makes it more difficult to operate our business.  Difficulty in replacing or adding personnel could have an adverse effect on our business, results of operations and financial condition.

2019 10-K Annual Report	Stericycle, Inc. • 30

PART II

Our success depends on our executive officers and other key personnel.  If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and key personnel.  We have experienced unplanned turnover in our executive team in recent periods.  The unexpected loss of the services of any of our executive officers could have an adverse effect on our operations.  There can be no assurance that our executive succession planning, retention, or hiring efforts will be successful.  Competition for skilled and experienced management personnel is intense, and our future success will also depend on our ability to attract and retain qualified personnel, and a failure to attract and retain new qualified personnel could have an adverse effect on our operations.

Natural disasters or other catastrophic events could negatively affect our business, financial condition, and results of operations.

Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance.  Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in transportation services which we rely on to deliver waste to our facilities.  These events could prevent or delay shipments and reduce both volumes and revenue.  Weather conditions and other event driven special projects may also cause variations in our results.  We may be required to suspend operations in some of our locations, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding our worldwide properties can be found under Part I, Item 1. Business and is incorporated herein by reference. We believe that these processing and other facilities are adequate for our present and currently anticipated future needs.

Item 3. Legal Proceedings

Information regarding certain legal proceedings in which we are involved can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 20 - Legal Proceedings in the Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

2019 10-K Annual Report	Stericycle, Inc. • 31

PART II

PART II

Item 5. Market Price for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol "SRCL."  There were 83 shareholders of record as of February 24, 2020.

We did not declare or pay any cash dividends on our common stock during 2019, 2018, or 2017.  We currently expect that we will retain future earnings for debt repayment and use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market.  As of December 31, 2019, we had purchased a cumulative total of 22,219,146 shares.  No common stock purchases were made during 2019.

Performance Graph

The following graph compares the cumulative total return (i.e., share price appreciation plus dividends) on our common stock over the five-year period ended December 31, 2019 with the cumulative total return for the same period on the Nasdaq Global Select Market Composite Index, the S&P Mid Cap 400 Index, and  the Dow Jones U.S. Waste & Disposal Services Index.

The graph assumes that $100 was invested on December 31, 2014 in our common stock and in the shares represented by each of the four indices, and that all dividends were reinvested.

The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

2019 10-K Annual Report	Stericycle, Inc. • 32

PART II

Company/Index	2014	2015	2016	2017	2018	2019
Stericycle, Inc.	$100.00	$92.00	$58.77	$51.87	$27.99	$48.68
Nasdaq Global Select Market Composite Index	$100.00	$106.11	$114.16	$146.62	$141.23	$191.51
S&P Mid Cap 400 Index	$100.00	$100.00	$96.29	$130.85	$114.50	$142.04
Dow Jones U.S. Waste & Disposal Services Index	$100.00	$102.08	$121.08	$139.05	$136.60	$181.46

2019 10-K Annual Report	Stericycle, Inc. • 33

PART II

Item 6. Selected Financial Data

In millions, except per share data
	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of (Loss) Income Data
Revenues	$3,308.9	$3,485.9	$3,580.7	$3,562.3	$2,985.9
Depreciation and amortization	272.8	255.9	249.5	252.5	127.4
Goodwill impairment	228.3	358.7	65.0	-	-
Divestiture losses, net of gains	103.0	12.8	9.5	27.1	-
(Loss) income from operations	(211.9)	(161.1)	(7.6)	433.8	487.6
Mandatory convertible preferred stock dividend	-	(25.5)	(36.3)	(39.4)	(10.1)
Gain on repurchase of preferred stock	-	16.9	17.3	11.3	-
Net (loss) income attributable to Stericycle, Inc. common shareholders	(346.8)	(253.3)	23.4	178.2	256.9
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders - diluted (1)	$(3.81)	$(2.91)	$0.27	$2.08	$2.98
Statements of Cash Flow Data
Net cash from:
Operating activities	$248.0	$165.7	$508.6	$560.8	$386.1
Investing activities	(104.0)	(147.5)	(193.0)	(195.6)	(2,533.9)
Financing activities	(141.6)	(25.7)	(321.2)	(376.8)	2,185.4
Balance Sheet Data
Cash and cash equivalents	$34.7	$34.3	$42.2	$44.2	$55.6
Total assets	6,437.0	6,455.5	6,988.3	6,980.1	7,065.2
Long-term debt, net	2,559.3	2,663.9	2,615.3	2,877.3	3,040.4
Stericycle, Inc. equity (1)	$2,330.9	$2,587.4	$2,896.6	$2,805.8	$2,729.9

(1)

See Part II, Item 8. Financial Statements and Supplementary Data; Note 16 – (Loss) Earnings per Common Share in the Consolidated Financial Statements for information concerning the computation of diluted EPS.

For more details on the items below, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2019 10-K Annual Report	Stericycle, Inc. • 34

PART II

Net (loss) income attributable to Stericycle, Inc. common shareholders (including the total negative impact to (Loss) earnings per share attributable to Stericycle, Inc. common shareholders), included the following after-tax effects:

In millions, except per share data
	Year Ended December 31,
	2019	2018	2017	2016	2015
After-tax charges (income)
Business Transformation	$51.1	$61.2	$20.0	$-	$-
Intangible Amortization	112.0	97.7	77.4	83.5	29.8
Acquisition and Integration	3.1	7.8	26.2	38.1	55.4
Operational Optimization	11.9	22.9	46.8	40.4	24.0
Divestitures (including Divestiture Losses, net of Gains)	90.0	16.0	7.1	23.2	-
Litigation, Settlements and Regulatory Compliance	23.7	74.2	203.5	4.4	39.8
Asset Impairments	21.5	21.8	-	1.4	-
Goodwill Impairment	221.4	292.7	67.2	-	-
Other	33.4	25.6	15.3	4.1	-
Debt Extinguishment	19.8	-	-	-	-
Preferred Stock Dividends	-	27.5	36.3	39.4	10.1
U.S. Tax Reform	-	8.8	(129.8)	-	-
Total after-tax impacts	$587.9	$656.2	$370.0	$234.5	$159.1
Negative impact to (Loss) earnings per share attributable to Stericycle, Inc. common shareholders - diluted (1)	$6.46	$7.36	$4.07	$2.45	$1.76
(1)

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

2019 10-K Annual Report	Stericycle, Inc. • 35

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this 2019 Form 10-K.

Overview

Incorporated in 1989, Stericycle protects people, safeguards communities, and reduces risk through highly specialized medical and hazardous waste management and secure information services.  Our team of more than 19,500 employees serves customers in the U.S. and 18 other countries with a concentration on the growing healthcare industry. We are a world-leading services company with the scale, expertise, and experience to handle complicated and behind-the-scenes essential services for waste management, regulatory compliance and destruction of secure information.  To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.

Our offering of services appeals to a wide range of small and large business customers.  The majority of our customers are healthcare businesses (hospitals, physician, and dental practices, outpatient clinics, long-term care facilities, etc.).  We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities, and other businesses.  While we manage large volumes of waste and other materials, the volume per customer site on average is small.

Highlights for the year ended December 31, 2019 compared to the prior year include:

•

Revenues for the year ended December 31, 2019 were $3.31 billion, compared to $3.49 billion in 2018.  The decline of $177.0 million was due to the impact of divestitures and macroeconomic factors of foreign exchange rates and SOP pricing which reduced revenues by $64.1 million, $67.8 million and $41.5 million, respectively.

•

Organic revenue in RWCS and SID, excluding the impact of SOP pricing, remained strong with increases of 0.7% and 3.6% compared to 2018, respectively.  These were more than offset by continued lowered sales in Domestic CRS primarily due to smaller sized recall events and fewer mandated recalls and lower M&I revenues.

•

Loss from operations for the year was $211.9 million in 2019, compared to loss from operations of $161.1 million in 2018.  We incurred significant charges associated with key priorities and other significant matters of $663.9 million and $780.1 million as detailed below in 2019 and 2018, respectively.  Excluding these matters, loss from operations decreased by $167.0 million which is attributed to macroeconomic factors of $59.0 million including SOP Pricing and foreign exchange, the impact of divestitures, and operational matters of $108.0 million including higher RWCS and corporate operating costs and declines in CRS operations.

•

Net loss was $346.8 million, or $3.81 diluted loss per share, compared with $253.3 million, or $2.91 diluted loss per share, in 2018, primarily due to the changes in significant charges associated with key priorities and other significant matters and operational items previously highlighted.

•

Cash flow from operations for the full year was $248.0 million, compared to $165.7 million for 2018.  In 2018, cash flow from operations was reduced by the Small Quantity customer class action settlement payment of $295.0 million.  Excluding the settlement payment, cash flow from operations decreased $212.7 million, primarily due to lower operating performance in 2019, as

2019 10-K Annual Report	Stericycle, Inc. • 36

PART II

previously highlighted, and payments in 2019 for certain litigation matters, 2018 incentive compensation and ERP-related prepaid software.
•	Capital expenditures for the year were $194.2 million, including $80.6 million for the ERP implementation, compared to $130.8 million in 2018, including $18.0 million for the ERP implementation.

During 2019, we completed the following debt related transactions:

a)	Issued $600.0 million at par of aggregate principal Senior Notes, due July 2024, which are unsecured and bear interest at 5.375% per annum, payable on January 15 and July 15 of each year.
b)

Executed the Fourth Amendment which amended the Credit Agreement to, among other things, (i) provide an incremental Term Loan of $365.0 million, (ii) modify the definition of “Consolidated EBITDA”, (iii) revise the financial covenant requirement for our Consolidated Leverage Ratio and (iv) make certain other modifications to negative covenants related to restricted payments and investments that we may make.

c)

Repaid in full $1.075 billion of the outstanding private placement notes using the net proceeds from the Senior Notes and the incremental Term Loan together with additional borrowings under the Senior Credit Facility.

On February 25, 2020, we executed the Fifth Amendment which amended the Credit Agreement to, among other things:

•	increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until the end of the first quarter of 2022 and 4.50 to 1.00 thereafter.
•

upon the consummation of the divesture of the ESOL Disposal Group, each of the foregoing maximum permitted Consolidated Leverage Ratio levels will step down to 4.75 to 1.00 and 4.25 to 1.00, respectively.

•	allow for continuation of the $200 million of cash add backs to EBITDA through December 31, 2020, and addbacks of $100 million until December 31, 2021, with no further addbacks thereafter.
•	increase the leverage ratio pricing tier of greater than 4.50 to 1.00 by 0.125%.
•

grant a first-priority security interest to the administrative agent for the benefit of the lenders in substantially all of the personal property of the Company and certain of its material domestic subsidiaries, including certain equity interests held by those entities.

For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.

Over the course of 2019, we divested a texting business based in the UK, a telephone answering services business and pharmaceutical returns business in North America, and substantially all of our operations in Mexico and Chile.  The five transactions combined generated $83.7 million in gross proceeds during 2019.

As a result of these divestitures we recorded total non-cash divestiture losses, net of gains, of $103.0 million. (For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 4 – Restructuring and Divestitures in the Consolidated Financial Statements).

On February 6, 2020, we entered into the Purchase Agreement to sell our Domestic Environmental Solutions business to Harsco Corporation, exclusive of the Retained Business.

2019 10-K Annual Report	Stericycle, Inc. • 37

PART II

Subject to the terms and conditions of the Purchase Agreement, the Buyer has agreed to purchase all of the outstanding equity interests of our Domestic Environmental Solutions subsidiary. Both we and Buyer have agreed to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and other liabilities, subject to certain limitations.

The purchase price for the Transaction is approximately $462.5 million, and subject to adjustment based on the ESOL Disposal Group’s net working capital at closing and other adjustments as defined in the Purchase Agreement. The Transaction is anticipated to result in a loss which is currently not estimable. The expected charge is based on our current estimate of the proceeds that will be allocated to the disposal transaction as we evaluate the terms of the HSA agreement negotiated with the Buyer concurrently with the Transaction, the net assets that will be disposed of and an allocation of goodwill based on the relative fair value of the ESOL Disposal Group to the Domestic Environmental Solutions reporting unit.  The remaining goodwill will be allocated to the Retained Business which we anticipate will become part of the Domestic Healthcare Compliance Services reporting unit once the transaction closes.

The Purchase Agreement contains customary representations, warranties and covenants related to the Business and the Transaction. Between the date of the Purchase Agreement and the completion of the Transaction, we have agreed to conduct the ordinary course of the ESOL Disposal Group business consistent with past practices in all material respects and have agreed to certain other operating covenants with respect to the ESOL Disposal Group business as set forth more fully in the Purchase Agreement. The Purchase Agreement includes customary termination provisions, including if the closing of the Transaction has not occurred on or before November 6, 2020 (which may be extended until February 6, 2021, if needed, to obtain applicable regulatory approvals). Both we and the Buyer have agreed to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and other liabilities, subject to certain limitations.

In connection with the closing of the Transaction, we and Buyer will enter into certain additional ancillary agreements, including a transition services agreement. We and Buyer will also enter into a long-term subcontracted HSA with respect to our Retained Business. We currently provide integrated waste compliance services to healthcare customers, including medical and hazardous waste disposal services. We will continue to be the integrated waste services provider to these customers and have subcontracted with the Buyer to performed hazardous waste services, including collection, transportation and disposal as necessary.

The Domestic Environmental Solutions business generated revenue of $559.6 million, including approximately $100.0 million related to the Retained Business, which is included in the Regulated Waste and Compliance Services revenue category and in the North America RWCS segment.

Key Business Priorities

Following its founding in 1989, Stericycle grew rapidly as the medical waste industry developed and largely through inorganic acquisitions.  Growth from medical waste acquisitions helped us achieve scale of infrastructure, route density, and a leadership position in the U.S.  We also leveraged acquisitions to enter new geographies or add additional services to our portfolio.  As we grew and evolved, we operated without centralization and the efficiencies that come from an integrated, modern corporate structure and associated information systems.

2019 10-K Annual Report	Stericycle, Inc. • 38

PART II

The following table identifies key priorities and other significant matters impacting our business (amounts are stated pre-tax except when noted):

In millions
	Year Ended December 31,
	2019	2018	2017
Pre-tax items:
Included in COR
Business Transformation	$0.4	$8.1	$0.7
Operational Optimization	9.8	-	0.4
Asset Impairments	5.2	17.6	-
Total included in COR	15.4	25.7	1.1

Included in SG&A
Business Transformation	67.3	74.5	30.6
Intangible Amortization	145.2	130.3	118.4
Acquisition and Integration	3.5	9.8	40.7
Operational Optimization	4.7	29.4	70.7
Divestitures	11.7	7.7	-
Litigation, Settlements and Regulatory Compliance	28.2	93.2	327.7
Asset Impairments	16.9	8.9	-
Other	39.7	29.1	24.8
Total included in SG&A	317.2	382.9	612.9

Divestiture losses, net of gains	103.0	12.8	9.5

Goodwill impairment	228.3	358.7	65.0

Total included in Loss from operations	663.9	780.1	688.5

Included in Interest expense, net
Capital Allocation (debt related)	3.6	2.7	-

Loss on early extinguishment of debt	23.1	-	-

Included in Other expense, net
Other (including highly inflationary exchange loss)	3.3	3.8	-
Total pre-tax	$693.9	$786.6	$688.5

After tax items:
Capital Allocation (preferred dividends)	$-	$25.5	$36.3
U.S. Tax Reform	-	8.8	(129.8)
Total after-tax	$-	$34.3	$(93.5)

2019 10-K Annual Report	Stericycle, Inc. • 39

PART II

The above priorities and other significant matters include the following types of activities:

Cash Charges
	Closure and Exit Costs(1)	Internal (2)	Consulting and Professional Fees	Other (3)	Non-Cash Charges (4)
Business Transformation	√	√	√	√	√
Acquisition and Integration	√	√	√	√	√
Operational Optimization	√	√	√	√	√
Divestitures			√	√	√
Litigation, Settlements and Regulatory Compliance			√	√
Other			√
(1)	Includes employee and contract termination, facility closure, and clean-up costs.
(2)	Includes dedicated resources, including project related incentive compensation and stock-based compensation.
(3)	Includes other costs related to each priority e.g. software maintenance fees, changes in contingent consideration and environmental provisions.
(4)	Includes impairments, accelerated depreciation, and/or amortization, gain/loss on disposal, and changes in deferred consideration.

At the end of 2017, we began implementation of a business transformation, including the development of an ERP system, focused on driving long-term growth, improving profitability, and enhancing shareholder value.  During 2019, we refocused our transformation efforts and aligned around five key business priorities.

1.

Portfolio rationalization – As we look to the future, we continue to pursue the divestiture of service lines or geographies that are not profitable, have limited growth potential, are not vertically integrated, are not essential to our regulated waste and compliance services and secure information destruction service categories, and/or present the opportunity to reduce debt.

2.

Quality of revenue – The services we offer help our customers meet complex regulations.  Our expertise, infrastructure and service levels provide a differentiated and premium brand value to the customers we serve.  As such, we are focused on improving the quality of revenue we deliver.  During 2019, we added a Chief Commercial Officer and began implementing changes in our commercial operations.  We realigned our sales organization around customer channels; implemented best practices for sales management and training; reorganized our marketing teams to focus functional area of expertise across services; and improved our contracting processes with customers.

3.

Operational cost efficiencies – Our day-to-day operations are shifting toward a standardized operating model to optimize processes, drive efficiencies and improve both safety and service.  During 2019, we added a Chief Engineer and have begun centralizing operational decision making under a corporate engineering group.  Additionally, we are focused on driving cost efficiencies through work measurement, asset optimization, use of technology, and expanded strategic sourcing.

2019 10-K Annual Report	Stericycle, Inc. • 40

PART II

4.

Debt reduction and leverage improvement – As a result of the debt accumulated from our historic acquisition strategy, debt structure and debt improvement were a key focus in 2019.  In June 2019, we raised $600 million from the issuance of our Senior Notes and $365 million from an incremental Term Loan. Combined with an additional draw from our Senior Credit Facility, Stericycle paid off its more restrictive $1.075 billion-dollar private placement notes.  Additionally, in 2019, we applied cash flow from operations and proceeds from divestitures to enable a net debt reduction of approximately $100.0 million.

5.

ERP implementation – Over our 30-year history, Stericycle had acquired more than 500 companies without fully integrating certain acquisitions onto centralized information technology platforms. The disparate operating and information systems have resulted in significant operational inefficiencies. With the implementation of an ERP, we expect to improve daily decision making via real-time information insights, simplify and enhance forecast accuracy, provide transparency for greater accountability, aid in the development of strategic planning, and make it easier for our customers to do business with us.  The “go-live” of the ERP system began in January 2020 with the global roll-out of the human-resources performance management module.  During 2020, the additional ERP capabilities, including commercial, operational and financial, will be implemented in a staged approach across our North America RWCS reportable segment, excluding the ESOL Disposal Group.

2019 10-K Annual Report	Stericycle, Inc. • 41

PART II

Business Transformation

Since the program’s inception, we have recognized the following charges and capital expenditures related to the Business Transformation:

In millions
	Year Ended December 31,
	2019	2018	2017	Cumulative Since Inception
Investment in Costs Savings and Business Capability
Exit costs - employee termination	$-	$-	$6.7	$6.7
Consulting and professional fees	0.4	27.1	15.8	43.3
Internal costs	2.4	4.4	1.3	8.1
Other related expenses	3.3	1.4	-	4.7
Total	6.1	32.9	23.8	62.8

ERP Development and Implementation
Consulting and professional fees	27.2	16.0	-	43.2
Internal costs	9.3	8.7	0.1	18.1
Software usage/maintenance fees	15.3	7.4	-	22.7
Other related expenses	4.3	0.6	1.0	5.9
	56.1	32.7	1.1	89.9
Capital expenditures	80.6	18.0	10.9	109.5
Total	136.7	50.7	12.0	199.4

Other Related Matters
Exit costs - employee termination	5.5	3.7	4.1	13.3
Consulting and professional fees	-	4.2	-	4.2
Non-cash charges	-	9.1	2.3	11.4
Total	5.5	17.0	6.4	28.9

Total charges and capital expenditures	$148.3	$100.6	$42.2	$291.1

Non-cash related charges	$1.8	$9.4	$2.4	$13.6
Cash related charges (including stock based compensation)	65.9	73.2	28.9	168.0
Total operating expenditures	$67.7	$82.6	$31.3	$181.6

Through December 31, 2019, we have completed activities originally contemplated as part of Business Transformation in the areas of investment in costs savings and business capability and other related matters.  Prospectively, Business Transformation activities will be focused on ERP development and implementation with additional operating expenditures and capital expenditures anticipated in 2020 to complete design, testing and deployment in North America.  Once the North America deployment occurs, additional costs will be added to ongoing operations to reflect the cost of the ERP post go-live.  For 2020, and beyond, we will continue to incur costs to maintain the legacy suite of applications supporting our global businesses until those applications are replaced by the new ERP.

2019 10-K Annual Report	Stericycle, Inc. • 42

PART II

Business Transformation operating expenditures by reportable segment were as follows:

In millions
	Year Ended December 31,
	2019	2018	2017
North America RWCS	$2.6	$10.8	$5.5
International RWCS	1.3	0.7	4.0
All Other	63.8	71.1	21.8
Total	$67.7	$82.6	$31.3

As part of our Business Transformation, we are undertaking legal entity organizational restructuring actions to assist with streamlining and simplifying business operations and to help lower general and administrative costs.  Such actions could result in additional charges associated with consulting and professional fees and increases in potential exposure to U.S. and foreign taxes and foreign exchange charges.

Intangible Amortization

For the years ended December 31, 2019, 2018, and 2017, we recognized $145.2 million, $130.3 million, and $118.4 million, respectively, of intangible amortization expense. The increase is partially due to the adjustment of the estimated useful lives of certain of our customer relationship intangibles (see Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements) at the end of 2018 with the remaining changes, net arising from acquisitions and divestitures.

Acquisition and Integration

Details of the acquisitions completed in the years ended December 31, 2019, 2018, and 2017 can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisitions in the Consolidated Financial Statements.

Acquisition and integration expenses were as follows:

In millions
	Year Ended December 31,
	2019	2018	2017
Acquisition expenses	$3.5	$7.4	$10.6
Integration expenses	-	2.2	30.5
Unfavorable (favorable) change in contingent consideration	-	0.2	(0.4)
Total	$3.5	$9.8	$40.7

Acquisition expenses in all years principally comprise internal costs and changes in deferred consideration.  Integration expenses incurred in the years ended December 31, 2018 and 2017 were primarily related to acquisitions completed in the U.S. and, in particular, the Shred-it® acquisition.  Prospectively, baring new acquisitions, we anticipate acquisition and integration expenses to be limited to deferred consideration changes, if any.

Operational Optimization

We aim to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow and we have taken a number of actions to reduce operating costs and optimize operations.  For example, we believe plant throughput and route density are competitive strengths of Stericycle.  We maintain such strengths by making adjustments to our network of

2019 10-K Annual Report	Stericycle, Inc. • 43

PART II

transportation and treatment facilities to optimize overall logistics and processing capabilities within a service category while reducing operational costs.  As part of these efforts, we seek to reduce network redundancies by consolidating facilities, closing the redundant facility, and restructuring the local organization and operation for efficiency.

Operational Optimization expenses, of which $9.8 million was recognized in COR and $4.7 million was recognized in SG&A, for the year ended December 31, 2019, were as follows:

In millions
	North America RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$0.4	$0.9	$1.0	$2.3
Closure and exit costs - other	-	2.4	-	2.4
Impairment and accelerated depreciation of property, plant and equipment	2.0	4.0	-	6.0
Impairment of intangibles	-	0.9	0.4	1.3
Total non-cash charges	2.0	4.9	0.4	7.3
Other expenses	-	2.5	-	2.5
Total	$2.4	$10.7	$1.4	$14.5

Of the more significant charges:

•	North America RWCS: Exit costs – employee termination related to employee severance payments and non-cash charges related to impairment of long-lived assets arising from a site relocation in the U.S.;
•

International RWCS: Exit costs – employee termination and non-cash charges relate to site closures and facility exits in EMEA and Latin America. Other expenses primarily related to additional charges incurred as a result of diverting waste processing during conversion at one of our plants in APAC; and

•

All Other: Exit costs – employee termination relate to severance payments in our Domestic CRS business to better align cost structure with associated revenues and non-cash charges relate to an impairment of customer list intangibles.

Operational Optimization expenses, which were all recognized in SG&A, for the year ended December 31, 2018, were as follows:

In millions
	North America RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$-	$0.2	$1.1	$1.3
Closure and exit costs - other	4.2	5.9	3.7	13.8
Impairment and accelerated depreciation of property, plant and equipment	1.0	4.7	-	5.7
Impairment of intangibles	-	6.6	-	6.6
Total non-cash charges	1.0	11.3	-	12.3
Other expenses	-	2.0	-	2.0
Total	$5.2	$19.4	$4.8	$29.4

Of the more significant charges:

•

North America RWCS: Closure and exit costs - other related to optimizing overall logistics and sales functions, primarily related to our secure information destruction locations and lease exit costs for the consolidation of call centers in our Canadian CRS locations. Non-cash charges related to accelerated depreciation associated with software;

2019 10-K Annual Report	Stericycle, Inc. • 44

PART II

•

International RWCS: Closure and exit costs - other related to closure, contract exit and other clean-up costs, primarily in Latin America and APAC.  Non-cash impairment charges related to long-lived assets, customer relationships, and operating permits, primarily in Latin America and APAC, and rationalization of a tradename in Europe, and other expenses primarily in APAC; and

•	All Other: Closure and exit costs - other related to lease exit costs for the consolidation of call centers in Domestic CRS locations.

Operational Optimization charges, which, except for $0.4 million which was recognized in COR, were recognized in SG&A, for the year ended December 31, 2017, were as follows:

In millions
	North America RWCS	International RWCS	All Other	Total
Exit costs - employee termination	$1.1	$3.7	$0.5	$5.3
Closure and exit costs - other	16.1	8.8	5.8	30.7
Impairment and accelerated depreciation of property, plant and equipment	-	5.1	-	5.1
Impairment of intangibles	3.1	11.9	5.8	20.8
Total non-cash charges	3.1	17.0	5.8	25.9
Consulting and professional fees	8.9	-	0.3	9.2
Total	$29.2	$29.5	$12.4	$71.1

Of the more significant charges:

•

North America RWCS: Closure and exit costs - other related to optimizing overall logistics and sales functions, primarily related to our secure information destruction locations. Non-cash impairment charges related to long lived assets. Consulting and professional fees related to costs to identify opportunities and reduce operational redundancies;

•

International RWCS: Closure and exit costs – employee termination and closure and exit costs - other included amounts incurred in Latin America for rationalizing our operations and in the U.K. for facility rationalization and contract exit costs. Non-cash impairment charges related to long-lived assets, operating permits, and customer relationships in Latin America and APAC; and

•

All Other: Closure and exit costs - other related to consolidating of call centers in Domestic CRS locations. Non-cash charges relate to the impairment of a tradename. Consulting and professional fees represented expenses incurred to eliminate operational redundancies.

As we continue to consider each Operational Optimization activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. We may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all.

Divestitures

We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture.  Any decision to divest of a business is based upon several criteria, including the following:

•	outlook for long-term market conditions;
•	potential impact to complementary services or customer relationships;
•	ability to leverage infrastructure and customer base for growth;

2019 10-K Annual Report	Stericycle, Inc. • 45

PART II

•	potential for margin improvement, inclusive of vertical integration of collection and treatment;
•	current divestiture value versus future divestiture value;
•	return on invested capital;
•	impact on overall leverage, including impact on debt leverage ratio;
•	implications for ongoing internal control compliance efforts; and
•	implications for our ERP system implementation.

We recognized the following divestiture losses, net of (gains) associated with divestitures of the following businesses (see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring and Divestitures in the Consolidated Financial Statements.

In millions
	Year Ended December 31,
	2019	2018	2017
North America RWCS Segment
CRS businesses	$6.5	$-	$-
U.S. clean room business	-	6.9	-
Total North America RWCS charges	6.5	6.9	-
International RWCS Segment
Mexico operations	43.2	-	-
Chile operations	19.0	-	-
U.K. TextAnywhere business	(5.1)	-	-
U.K. hazardous waste business	0.7	5.9	6.8
U.K. patient transport business	(0.3)	-	5.7
South Africa operations	-	-	(3.0)
Total International RWCS charges, net	57.5	5.9	9.5
All Other
CRS businesses	39.0	-	-
Total	$103.0	$12.8	$9.5

Included in the losses on divestiture of the Mexico and Chile operations were charges of $18.9 million and $16.8 million, respectively, relating to the recognition of losses accumulated on the associated cumulative currency translation adjustments which were reclassified to earnings as of the date of disposal.

In addition to these charges, in 2019 and 2018 we incurred $11.7 million and $7.7 million, respectively, of consulting and professional fees associated with our Portfolio Rationalization efforts. We did not incur any such fees in the year ended December 31, 2017.

As part of our long-term strategy for improving profitability and return on invested capital, we continue to evaluate the performance of our entire portfolio of assets and businesses.  Divestitures resulting from this ongoing evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative currency translation adjustments.  In addition, divestitures we complete may not yield the targeted improvements in our business.  Any charges that we are required to record or the failure to achieve the intended financial results associated with any divestiture we may complete as a result of our ongoing reviews could have a material adverse effect on our business, financial condition or results of operations.

We will continue monitoring businesses for achievement of the criteria that may require classification as assets held-for-sale or for impairment as otherwise required by applicable accounting standards.  Our impairment evaluation is based on the assumption that these assets or businesses will continue to be operated by us as held-for-use until they are divested or classified as held-for-sale.

2019 10-K Annual Report	Stericycle, Inc. • 46

PART II

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time.  We are also involved in a variety of civil litigation from time to time including the items detailed in Part II, Item 8. Financial Statements and Supplementary Data; Note 20 – Legal Proceedings, in the Consolidated Financial Statements.

Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.

For the year ended December 31, 2019, we recognized $28.2 million in regulatory compliance, consulting and professional fees, primarily related to certain litigation matters.

For the year ended December 31, 2018, we recognized $93.2 million of legal, settlement and regulatory compliance expenses, consulting and professional fees, primarily related to certain litigation matters, including the provision, net of insurance recoveries, for the Securities Class Action Settlement announced on December 19, 2018 and approved in July 2019.

For the year ended December 31, 2017, we recognized $327.7 million of legal, settlement and regulatory compliance expenses, consulting and professional fees, primarily related to certain litigation matters, of which $295.0 million was for the SQ Settlement.

See also Item 1A. Risk Factor “We are subject to a number of pending lawsuits.”

Asset and Goodwill Impairments

Asset impairment charges comprise the following:

In millions
	Year Ended December 31,
	2019	2018	2017
Software	$1.6	$17.6	$-
Other property plant and equipment	3.6	-	-
Impairments included in COR	$5.2	$17.6	$-

Other property plant and equipment	$0.5	$-	$-
Customer lists, permits and tradenames	16.4	8.9	-
Impairments included in SG&A	$16.9	$8.9	$-

Asset impairments	$22.1	$26.5	$-

Goodwill impairments:
Canada reporting unit	$126.6	$-	$-
Domestic Environmental Solutions reporting unit	80.8	-	-
Domestic CRS reporting unit	-	286.3	-
Latin America reporting unit	20.9	72.4	65.0
Goodwill impairments	$228.3	$358.7	$65.0

For the year ended December 31, 2019, impairment charges primarily consisted of $1.6 million related to software as a result of rationalization of system applications primarily in All Other, $1.0 million related to permits in Mexico due to site closures prior to the Mexico operations divestiture, $0.7 million related to customer list intangibles in the Netherlands, and $18.3 million associated with property and equipment and customer relationship, permits and other intangibles in our Brazil operations, both, which are part of our International RWCS reportable segment and $0.5 million associated with a site closure in our North

2019 10-K Annual Report	Stericycle, Inc. • 47

PART II

America RWCS reportable segment. For the year ended December 31, 2018, the impairment charges were primarily associated to software in connection with our evolving future information systems strategy including rationalization of applications used within each reportable segment.  The impairment charges included in SG&A and COR for the year ended December 31, 2019 and 2018, respectively are further described in Part II, Item 8. Financial Statements and Supplementary Data; Note 5 – Property, Plant and Equipment and Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.

As a result of our annual goodwill impairment assessments on October 1 and interim assessments, as applicable, we recognized goodwill impairment charges which are discussed below in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill Impairment.  (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements).

Impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units or specified long-lived assets, among other factors.

Other

During the years ended December 31, 2019, 2018, and 2017, we recognized $39.7 million, $29.1 million, and $24.8 million, respectively, of consulting and professional fees related to internal control remediation activities as well as the implementation of new accounting standards.

For the years ended December 31, 2019 and 2018, we recognized foreign exchange losses of $3.3 million and $3.8 million, respectively, related to the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy.

Capital Allocation

Stericycle aims to maintain a structured capital allocation strategy that balances investment in the business, debt reduction, and returns to shareholders.

Our capital allocation items include the following types of activities:

•	Stock issuance costs,
•	Dividends on Preferred Stock,
•	Debt modification costs in connection with related non-recurring matters,
•	Losses on early extinguishment of debt, and
•	Other related expenses.

For the year ended December 31, 2019, we incurred a pre-tax loss on early extinguishment of debt of $23.1 million, comprising a “make-whole” premium of $20.4 million, due under the terms of certain of the private placement notes, and $2.7 million related to unamortized debt issuance costs, associated with repayments of our private placement notes.

We also incurred $0.2 million of debt modification charges associated with the execution of the Fourth Amendment, which are recorded in Interest expense, net and charges of $3.4 million related to the write-

2019 10-K Annual Report	Stericycle, Inc. • 48

PART II

off of the unamortized portion of premiums associated with interest rate locks executed in connection with the issuance of certain of the private placement notes, which are recorded in Interest expense, net.

During the year ended December 31, 2018, we recognized $2.7 million of debt modification charges related to amending our credit agreements.  These charges have been recognized as Interest expense, net in the Consolidated Statements of (Loss) Income.

We declared and paid dividends of $25.5 million and $36.3 million, to the Series A Preferred Stock shareholders during the years ended December 31, 2018 and 2017, respectively. On September 14, 2018, in accordance with their terms of issuance, all of the Series A Preferred Stock was converted into common stock and all then outstanding shares of preferred stock and the associated depositary shares were cancelled.

Tax Reform

We analyzed the provisional impact of the Tax Act on our year end 2017 income tax benefit/provision and as a result recognized $129.8 million as an income tax benefit in 2017.  Consistent with the requirements of Staff Accounting Bulletin No. 118 (“SAB 118”), the analysis and determination of provisional impact was finalized during 2018, resulting in a charge of $8.8 million. For further discussion, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.

Results of Operations

Revenues (including Segment Revenue):

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

We do not track the movement of customers between the various types of regulated services we offer.  Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we analyze revenues by revenue service category and operating segment.  We analyze our revenue growth by identifying changes related to organic growth, acquisitions, divestitures and changes due to currency exchange fluctuations. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures with less than a full year of revenues in the comparative period.

Revenues and Gross profit associated with SID Services are impacted by changes in SOP pricing, which has declined in recent quarters.  Continued declines in SOP pricing could have a material impact on our Revenues, Gross profit and results of operations.

Regulated Waste and Compliance Services consist of Medical Waste and Compliance Solutions and Hazardous Waste Solutions. Communication and Related Services Revenues consist of Communications Services and Expert Solutions.

2019 10-K Annual Report	Stericycle, Inc. • 49

PART II

2019 compared to 2018

Year over year movements in Revenues by Service Category and were as follows:

	In millions			Percentage Change %
	Year Ended December 31,
	2019	2018	Change	Change	Organic		Acquisitions	Divestitures	Foreign Exchange
Revenues by Service
Regulated Waste and Compliance Services	$1,892.8	$1,932.6	$(39.8)	(2.1%)	0.7%		0.1%	(0.5%)	(2.4%)
Secure Information Destruction Services	901.9	911.0	(9.1)	(1.0%)	(1.0%)	(1)	0.9%	–	(0.9%)
Communication and Related Services	219.2	313.1	(93.9)	(30.0%)	(16.6%)		–	(13.0%)	(0.4%)
Manufacturing and Industrial Services	295.0	329.2	(34.2)	(10.4%)	(2.2%)		–	(4.1%)	(4.1%)
Total Revenues	$3,308.9	$3,485.9	$(177.0)	(5.1%)	(1.6%)		0.3%	(1.8%)	(2.0%)

Revenues by Segment
North America RWCS	$2,544.2	$2,574.1	$(29.9)	(1.2%)	(1.2%)	(2)	0.4%	(0.2%)	(0.2%)
International RWCS	579.3	655.1	(75.8)	(11.6%)	3.1%	(3)	–	(4.9%)	(9.8%)
All Other	185.4	256.7	(71.3)	(27.8%)	(17.5%)		–	(10.3%)	–
Total Revenues	$3,308.9	$3,485.9	$(177.0)	(5.1%)	(1.6%)		0.3%	(1.8%)	(2.0%)

(1)	Excluding SOP price impact, SID organic percentage change is 3.6% for the year ended December 31, 2019.
(2)	Excluding SOP price impact, North America RWCS organic percentage change is 0.2% for the year ended December 31, 2019.
(3)	Excluding SOP price impact, International RWCS organic percentage change is 4.1% for the year ended December 31, 2019.

On a consolidated basis revenues decreased $177.0 million, or 5.1%, in 2019 to $3.31 billion from $3.49 billion in 2018. The decrease was largely driven by the impact of divestiture activity, foreign exchange, SOP pricing and reductions in CRS, partially offset by organic growth in RWCS and SID due, among other things, to the implementation of a recycling revenue surcharge.

North America RWCS revenues decreased $29.9 million, or 1.2%, in 2019 to $2.54 billion from $2.57 billion in 2018.  Organic revenue declined $30.0 million, or 1.2%, as a result of approximately $35.0 million related to the impact of SOP pricing partially offset by growth in SID.  Acquisitions contributed $9.5 million, or 0.4%, to revenues and divestitures reduced revenues by $5.7 million or 0.2%.  The decline of the Canadian dollar had an unfavorable impact on 2019 revenues of $3.7 million, or 0.2%.

International RWCS revenue decreased $75.8 million, or 11.6%, in 2019 to $579.3 million from $655.1 million in 2018.  Organic revenue increased in the International RWCS segment in 2019 by $20.4 million, or 3.1%, primarily due to higher volumes in RWCS revenues as a result of the implementation of new sales strategies and higher SID revenues, due to higher volumes, and increases in recycling surcharge revenue, offset by the impact of decreases in SOP pricing.  Divestitures of businesses, primarily the U.K hazardous waste business in 2018, reduced revenues by $32.1 million, or 4.9%.  The effect of foreign exchange rates unfavorably impacted international revenues in 2019 by $64.1 million, or 9.8%, as foreign currencies declined against the U.S. dollar.

2019 10-K Annual Report	Stericycle, Inc. • 50

PART II

All Other revenues, related to Domestic CRS, decreased $71.3 million, or 27.8%, in 2019 to $185.4 million from $256.7 million in 2018.  Organic revenue decreased $45.0 million, or 17.5%, primarily due to reductions in CRS volumes due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019. Divestitures, primarily related to the North America TAS and retail pharmaceutical returns businesses divested in 2019 reduced revenues by $26.3 million, or 10.3%.

2018 compared to 2017

	In millions			Percentage Change %
	Year Ended December 31,
	2018	2017	Change	Change	Organic	Acquisitions	Divestitures	Foreign Exchange
Revenues by Service
Regulated Waste and Compliance Services	$1,932.6	$2,023.6	$(91.0)	(4.5%)	(2.8%)	0.3%	(1.1%)	(0.9%)
Secure Information Destruction Services	911.0	823.4	87.6	10.6%	7.8%	2.7%	(0.4%)	0.5%
Communication and Related Services	313.1	382.6	(69.5)	(18.2%)	(18.2%)	0.1%	–	(0.1%)
Manufacturing and Industrial Services	329.2	351.1	(21.9)	(6.2%)	2.8%	0.2%	(5.4%)	(3.8%)
Total Revenues	$3,485.9	$3,580.7	$(94.8)	(2.7%)	(1.5%)	0.8%	(1.3%)	(0.7%)

Revenues by Segment
North America RWCS	$2,574.1	$2,551.9	$22.2	0.9%	(0.1%)	1.1%	(0.1%)	–
International RWCS	655.1	707.6	(52.5)	(7.4%)	1.9%	0.4%	(5.9%)	(3.8%)
All Other	256.7	321.2	(64.5)	(20.1%)	(20.1%)	–	–	–
Total Revenues	$3,485.9	$3,580.7	$(94.8)	(2.7%)	(1.5%)	0.8%	(1.3%)	(0.7%)

On a consolidated basis revenues decreased $94.8 million, or 2.7%, in 2018 to $3.49 billion from $3.58 billion in 2017. The decrease was largely driven by the expected declines in the SQ medical waste business and CRS, foreign exchange, and divestitures, partially offset by strong organic growth in SID.

North America RWCS revenues increased $22.2 million, or 0.9%, in 2018 to $2.57 billion from $2.55 billion in 2017.  Organic revenues decreased $1.5 million, as we saw declines due to the impact of SQ pricing. This was partially offset by increases in SID revenues as a result of increased pricing and related demand for and SOP pricing increases related to recycled paper as well as organic growth from new customers and growth in Regulated Waste and Compliance revenues from retail and our larger customers. Acquisitions contributed $27.0 million, or 1.1%, to revenues.  Divestitures, primarily related to the U.S. clean room business, reduced revenues by $3.3 million, or 0.1%.

International RWCS revenue decreased $52.5 million, or 7.4%, in 2018 to $655.1 million from $707.6 million in 2017.  The increase in International RWCS segment organic revenues was $13.3 million, or 1.9%. SID revenues increased as a result of increased pricing and related demand and SOP pricing for recycled paper as well as organic growth from new customers, and the impact of the new General Data Protection Regulation laws in Europe. We also saw increases in Medical Waste and Compliance Revenues as a result of growth in Europe. These increases were offset by declines due to the exit from our patient transport business in the U.K. and overall economic declines in several Latin America markets.  Acquisitions in the International RWCS segment contributed $2.7 million, or 0.4%, to revenues.  Divestitures related to the hazardous waste business in the U.K. and SID business in South Africa reduced revenues by $41.7 million, or 5.9%.  The effect of foreign exchange rates, primarily in Latin America, unfavorably impacted

2019 10-K Annual Report	Stericycle, Inc. • 51

PART II

international revenues in 2018 by $26.8 million, or 3.8%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

All Other revenues, related to Domestic CRS, decreased $64.5 million, or 20.1%, in 2018 to $256.7 million from $321.2 million in 2017. Revenues were impacted by reductions in CRS volumes due to smaller-sized recall events as compared to multiple large-sized recall events managed during 2017 and lower call volumes.

Gross Profit

In millions
	Year Ended December 31,
	2019		2018		2017		Change 2019 versus 2018		Change 2018 versus 2017
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	%	$	%
Gross profit	1,174.5	35.5%	1,376.0	39.5%	1,462.5	40.8%	(201.5)	(14.6%)	(86.5)	(5.9%)

Consolidated Gross profit decreased $201.5 million, or 14.6%, in 2019 to $1.17 billion from $1.38 billion in 2018.  As a percentage of revenues, consolidated Gross profit decreased to 35.5% in 2019 compared to 39.5% in 2018.  The decline in gross profit was primarily due to the impact of higher operational costs, including third-party disposal in hazardous waste operations, equipment maintenance and rental costs as well as the impact of SOP pricing declines.

Consolidated Gross profit decreased $86.5 million, or 5.9%, in 2018 to $1.38 billion from $1.46 billion in 2017.  As a percentage of revenues, consolidated Gross profit decreased to 39.5% in 2018 compared to 40.8% in 2017.  The decline in gross profit was primarily attributable to the expected impact of SQ mix and pricing, approximately $25.7 million of impairment charges incurred in the North America RWCS and All Other reportable segments and the impact of lower volumes in CRS. Decreases were also due to a prolonged declining market trend and cost pressures in Latin America.

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

SG&A

In millions
	Year Ended December 31,
	2019		2018		2017		Change 2019 versus 2018		Change 2018 versus 2017
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	%	$	%
SG&A	1,055.1	31.9%	1,165.6	33.4%	1,395.6	39.0%	(110.5)	(9.5%)	(230.0)	(16.5%)

SG&A expenses decreased $110.5 million, or 9.5%, in 2019 to $1.06 billion from $1.17 billion in 2018.  As a percentage of revenues, SG&A decreased to 31.9% of revenues in 2019 compared to 33.4% in 2018.  The decrease was primarily the result of lower charges associated with key priorities and other significant matters, discussed above, which were $317.4 million in 2019 compared to $382.9 million in 2018 and

2019 10-K Annual Report	Stericycle, Inc. • 52

PART II

lower incentive compensation.

SG&A expenses decreased $230.0 million, or 16.5%, in 2018 to $1.17 billion from $1.40 billion in 2017.  As a percentage of revenues, SG&A decreased to 33.4% in 2018 compared to 39.0% in 2017. The decrease was primarily attributable to lower charges associated with key priorities and significant matters, which were $382.9 million in 2018 compared to $612.9 million in 2017.  These matters are discussed above. Additionally, there were also decreases in consulting and professional fees and bad debt expense partially offset by an increase in incentive compensation as achievement was at higher overall levels during 2018.

Goodwill Impairment

In millions
	Year Ended December 31,
	2019		2018		2017		Change 2019 versus 2018		Change 2018 versus 2017
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Goodwill impairment	228.3	6.9%	358.7	10.3%	65.0	1.8%	(130.4)	(36.4%)	293.7	451.8%

Goodwill impairment was $228.3 million in 2019, $358.7 million in 2018, and $65.0 million in 2017.

We performed our annual goodwill assessment as of October 1, 2019, and as a result we determined that our Canada and Domestic Environmental Solutions reporting units’ carrying values were in excess of their estimated fair values.

The following factors contributed to changes in our long-range plan approved in the fourth quarter, which negatively impacted the estimated fair value of these reporting units:

•

Domestic Environmental Solutions:  During 2019, we experienced higher operating costs, particularly related to hazardous waste disposal costs. In addition, we anticipate that the timelines for achieving the betterment plans for both revenue quality and cost improvements have been extended. We also gathered insights from the process of evaluating Domestic Environmental Solutions as part of our portfolio rationalization considerations.

•

Canada: During 2019, we experienced competitive pricing pressure in SID and Regulated Medical Waste Services, lower SOP pricing, and higher medical and hazardous waste costs including Canada based operating costs due to a reliance on third-party disposal, and U.S. based enabling support costs. We expect these challenges to have a prolonged impact and have adjusted for them in our current year long-range plan.

These challenges were factored into updates to our long-range plan and forecasted cash-flow assumptions to reflect our current outlook. We also made certain adjustments to the discount rates used to present value these forecasted cash-flows.  As a result, we recognized $126.6 million to fully impair the goodwill associated with our Canada reporting unit and $80.8 million of non-cash impairment charges related our Domestic Environmental Solutions reporting unit.

During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of our Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  We determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value and recognized $20.9 million of non-cash goodwill impairment

During 2018, as a result of our annual impairment assessment of goodwill, we recognized a non-cash goodwill impairment charge for our Domestic CRS and Latin America reporting units of $286.3 million and $72.4 million, respectively.

2019 10-K Annual Report	Stericycle, Inc. • 53

PART II

During 2017, as a result of our annual impairment assessment of goodwill we recognized a non-cash goodwill impairment charge for our Latin America reporting unit of $65.0 million.

Segment Profitability

We use Adjusted EBITDA as the primary measure of profitability for each of our Reportable Segments – see Part II, Item 8. Financial Statements and Supplementary Data; Note 18 – Segment Reporting in the Consolidated Financial Statements for an explanation of this measure. Segment profitability and a reconciliation of the total for segment profitability to (loss) income from operations was as follows:

In millions
	Year Ended December 31,
	2019		2018		2017		Change 2019 versus 2018		Change 2018 versus 2017
	$	% of Segment Revenues	$	% of Segment Revenues	$	% of Segment Revenues	$	%	$	%
Adjusted EBITDA
North America RWCS	643.2	25.3%	782.4	30.4%	809.5	31.7%	(139.2)	(17.8%)	(27.1)	(3.3%)
International RWCS	99.0	17.1%	95.6	14.6%	93.7	13.2%	3.4	3.6%	1.9	2.0%
All Other	(164.4)	(88.7%)	(133.4)	(52.0%)	(91.2)	(28.4%)	(31.0)	23.2%	(42.2)	46.3%
Total	577.8	17.5%	744.6	21.4%	812.0	22.7%	(166.8)	(22.4%)	(67.4)	(8.3%)

Reconciliation to Loss from operations:
Total Adjusted EBITDA above	577.8		744.6		812.0
Depreciation	(125.8)		(125.6)		(131.1)
Intangible Amortization	(145.2)		(130.3)		(118.4)
Business Transformation	(67.7)		(82.6)		(31.3)
Acquisition and Integration	(3.5)		(9.8)		(40.7)
Operational Optimization	(14.5)		(29.4)		(71.1)
Divestitures (including Divestiture Losses, net of Gains)	(114.7)		(20.5)		(9.5)
Litigation, Settlements and Regulatory Compliance	(28.2)		(93.2)		(327.7)
Asset Impairments	(22.1)		(26.5)		-
Goodwill Impairment	(228.3)		(358.7)		(65.0)
Other	(39.7)		(29.1)		(24.8)
Loss from operations	(211.9)		(161.1)		(7.6)

2019 compared to 2018

Adjusted EBITDA for our North America RWCS reportable segment decreased $139.2 million, or 17.8%, in 2019 to $643.2 million from $782.4 million in 2018.  As a percentage of North America RWCS revenues, Adjusted EBITDA was 25.3% and 30.4% for 2019 and 2018, respectively. This decrease was primarily a result of lower gross margins due to the impact of higher operational costs, including third-party disposal in hazardous waste operations, equipment maintenance and rental costs as well as the impact of SOP pricing declines.

2019 10-K Annual Report	Stericycle, Inc. • 54

PART II

Adjusted EBITDA for our International RWCS reportable segment increased $3.4 million, or 3.6%, in 2019 to $99.0 million from $95.6 million in 2018.  As a percentage of International RWCS revenues, Adjusted EBITDA was 17.1% and 14.6% for 2019 and 2018, respectively.  The increase as a percentage of revenues was primarily the result of a higher gross profit percentage in Europe as a result of the divestitures of lower margin businesses in 2018 and lower SG&A expenses, offset by lower operating margins in Latin America due to the impact of lower volumes and decreases in SOP pricing in Europe.

Adjusted EBITDA for All Other decreased $31.0 million, or 23.2%, in 2019 to $(164.4) million from $(133.4) million in 2018. The decrease is a result of lower revenues in our Domestic CRS business due to smaller sized recall events and fewer mandated recalls as a result of the U.S. Federal government shutdown in early 2019, combined with disproportionally lower gross profits due to the higher fixed cost nature of this business and higher corporate enabling functional expenses.

2018 compared to 2017

Adjusted EBITDA for our North America RWCS reportable segment decreased $27.1 million, or 3.3%, in 2018 to $782.4 million from $809.5 million in 2017.  As a percentage of North America RWCS revenues, Adjusted EBITDA was 30.4% and 31.7%, for 2018 and 2017, respectively.  This decrease was primarily a result of the impact of lower margins caused by the expected impact of pricing on our SQ medical waste customers as well as the pricing pressures we have experienced from our SQ regulated waste and compliance customers resulting from hospital consolidation of physician practices and increased competitive activities, partially offset by the impact of Business Transformation cost savings and efficiencies. Additionally, the overall decrease was partially offset by the benefits of increased volume and higher SOP pricing.

Adjusted EBITDA for our International RWCS reportable segment increased $1.9 million, or 2.0%, in 2018 to $95.6 million from $93.7 million in 2017.  As a percentage of International RWCS revenues, Adjusted EBITDA was 14.6% and 13.2% for 2018 and 2017, respectively.  We experienced improvements in overall margins in Europe as a result of our exit from some lower margin businesses. These improvements were partially offset by lower margins in Latin America due to a prolonged declining market trend and costs pressures.

Adjusted EBITDA for All Other decreased $42.2 million in 2018 to $(133.4) million from $(91.2) million in 2017.  The decrease is a result of the lower revenues in our Domestic CRS business combined with disproportionally lower gross profits due to the higher fixed costs nature for this business.

Interest Expense, Net

In millions
	Year Ended December 31,
	2019		2018		2017		Change 2019 versus 2018		Change 2018 versus 2017
	$	% Revenue	$	% Revenue	$	% of Revenue	$	%	$	%
Interest expense, net	118.3	3.6%	106.0	3.0%	93.7	2.6%	12.3	11.6%	12.3	13.1%

Interest expense, net increased in 2019 to $118.3 million from $106.0 million in 2018 due to an overall increase in interest rates charged on our borrowings caused by an increase in the LIBOR rate and interest rate adjustments. The interest rate adjustments were calculated under the terms of the relevant agreements, related to both our private placement notes, prior to their early extinguishment, and the Senior Credit Facility combined with an overall increase in our average outstanding debt balance.  Further,

2019 10-K Annual Report	Stericycle, Inc. • 55

PART II

for 2019, Interest expense, net includes a non-cash charge of $3.4 million, together with a further $0.2 million which are detailed in Capital Allocation, above.

Interest expense, net increased in 2018 to $106.0 million from $93.7 million in 2017 due to an increase in the overall interest rates on our borrowings caused by an increase in the LIBOR rate and interest rate adjustments. The higher interest rates were a result of higher rates as calculated under the terms of the relevant agreements, related to both our private placement notes and Senior Credit Facility combined with an overall increase in our average outstanding debt balance primarily due to funding the SQ settlement payment of $295.0 million using amounts available on our Senior Credit Facility.

We capitalized interest of $5.4 million, $2.9 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest capitalization is based upon the balance of construction in progress within property plant and equipment and is primarily comprised of amounts associated with our ERP implementation. As the ERP becomes operational amounts will be reclassified from construction in progress, thereby reducing the amount of interest which is capitalized, increasing the amount recognized as interest expense.

In addition, based on the terms of the amendment to the Credit Agreement signed on February 25, 2020 we expect that our annual interest expense will increase by approximately $2.0 million.

Loss on Early Extinguishment of Debt

During 2019, we incurred a pre-tax loss on early extinguishment of debt of $23.1 million, relating to the repayment of our private placement notes, discussed in Capital Allocation above.

Other Expense, Net

Other expense, net increased in 2019 to $9.5 million from $8.3 million in 2018. Other expense includes $3.3 million and $3.8 million in 2019 and 2018, respectively, relating to the foreign exchange loss resulting from the re-measurement of our Argentina Peso denominated net monetary assets as a result of the designation, as of July 1, 2018, of Argentina as a highly inflationary economy.,

Other expense, net increased in 2018 to $8.3 million from $6.6 million in 2017, primarily due to a $3.8 million foreign exchange loss resulting from the re-measurement of our Argentinian Peso denominated net monetary assets.

Income Tax Benefit

In millions
	Year Ended December 31,
	2019		2018		2017		Change 2019 versus 2018		Change 2018 versus 2017
	$	Effective rate	$	Effective rate	$	Effective rate	$	%	$	%
Income tax benefit	16.8	4.6%	29.8	10.8%	150.9	139.9%	(13.0)	(43.6%)	(121.1)	(80.3%)

Income tax benefit was $16.8 million in 2019 compared to income tax benefit of $29.8 million in 2018.  The effective tax rates for the years 2019 and 2018 were 4.6% and 10.8%, respectively.  In 2019 and 2018, our effective rate was impacted by the non-deductibility of a portion of the goodwill impairments in certain jurisdictions, and valuation allowances recognized against net operating losses in several countries.

Income tax benefit was $29.8 million in 2018 compared to $150.9 million in 2017.  The effective tax rates for the years 2018 and 2017 were 10.8% and 139.9%, respectively.  During 2017, as a result of the introduction of the Tax Act, we recognized an income tax benefit of $129.8 million arising from the

2019 10-K Annual Report	Stericycle, Inc. • 56

PART II

revaluation of our U.S. net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, partially offset by a one-time transition tax on our unremitted foreign earnings and profits which we elected to pay over an eight-year period, and expected foreign withholding taxes. During 2018, in accordance with SAB 118, we recognized a charge of $8.8 million as we completed our analysis associated with the impact of the Tax Act. In addition, in 2018 and 2017 our effective rate was also impacted by the non-deductibility of the goodwill impairments in certain jurisdictions, and valuation allowances recognized against net operating losses in several countries.

We file income tax returns in the United States, in various states and in certain foreign jurisdictions. We are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2015.

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has reviewed and has subsequently agreed to hold discussions regarding the PFA in 2020.

During the year ended December 31, 2018, the Company had established a long-term receivable and an amount within the uncertain tax positions to reflect its estimate of the potential refund should its claim be successful. The long-term receivable is included in Other Assets, while the uncertain tax position liability is included in Other Liabilities in the Consolidated Balance Sheets as of December 31, 2019 and 2018. Any positive income tax benefit resulting from the claim in a future period will be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. The long-term receivable is in addition to the net operating loss assets, included in Other assets in the Consolidated Balance Sheets. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

Liquidity and Capital Resources

Details of our outstanding debt obligations can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.

We believe that we have sufficient liquidity to support our ongoing operations, including the ERP implementation, and to invest in future growth to create value for our shareholders.  Operating cash flows and the $1.2 billion Senior Credit Facility are our primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on our long-term debt obligations and capital expenditures necessary to support growth and productivity improvements, including those associated with our ERP implementation.  To the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient or we are in breach under the existing Credit Agreement, we would need to seek additional financing from alternative sources, including approaching the capital markets, in order to provide additional liquidity.

On February 25, 2020, we executed the Fifth Amendment which amended the Credit Agreement to, among other things:

•	increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until the end of the first quarter of 2022 and 4.50 to 1.00 thereafter.
•

upon the consummation of the divesture of the ESOL Disposal Group, each of the foregoing maximum permitted Consolidated Leverage Ratio levels will step down to 4.75 to 1.00 and 4.25 to 1.00, respectively.

2019 10-K Annual Report	Stericycle, Inc. • 57

PART II

•	allow for continuation of the $200 million of cash add backs to EBITDA through December 31, 2020, and addbacks of $100 million until December 31, 2021, with no further addbacks thereafter.
•	increase the leverage ratio pricing tier of greater than 4.50 to 1.00 by 0.125%,
•

grant a first-priority security interest to the administrative agent for the benefit of the lenders in substantially all of the personal property of the Company and certain of its material domestic subsidiaries, including certain equity interests held by those entities.

We expect to incur facility and other fees of approximately $2.0 million in connection with the execution of the Fifth Amendment.

The Credit Agreement and Fifth Amendment contain a number of covenants, including financial covenants.  As of December 31, 2019 we were in compliance with the Consolidated Leverage Ratio covenant, with an actual ratio of 4.45 to 1.00, which was below the allowed maximum ratio of 5.00 to 1.00 as contained in the Fifth Amendment.

Working Capital

At December 31, 2019, our working capital decreased $64.4 million to a deficit of $50.3 million compared to $14.1 million at December 31, 2018. This change is primarily related to the recognition of Operating lease liabilities associated with the adoption of ASC 842, and the impact of divestitures and increased collections, partially offset by an increase in Prepaid expenses, and decreases in Accrued liabilities and Bank overdrafts.

Current assets decreased $40.7 million in 2019 to $706.6 million from $747.3 million in 2018. Increases in Prepaid expenses as a result of increases in prepaid software-as-a-service fees were partially offset by declines in accounts receivable as a result of divestitures and increased collections.  Days sales outstanding ("DSO") was 60 days and 63 days as of December 31, 2019 and 2018, respectively.

Current liabilities increased $23.7 million in 2019 to $756.9 million from $733.2 million in 2018, primarily as a result of the adoption of ASC 842, which now requires recognition of Operating lease liabilities on the Consolidated Balance Sheet.  This increase was partially offset by decreases in Accrued liabilities, due to timing of payments related to 2018 annual incentive plans, and a decrease in Bank overdrafts, as we used a portion of the proceeds from the divestiture of a business to reduce overdraft balances in the U.K.

In millions
	Year Ended December 31,
	2019	2018	2017
Net cash from operating activities	$248.0	$165.7	$508.6
Net cash from investing activities	(104.0)	(147.5)	(193.0)
Net cash from financing activities	(141.6)	(25.7)	(321.2)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.4)	3.6
Net change in cash and cash equivalents	$0.4	$(7.9)	$(2.0)

Operating Cash Flows: Net cash from operating activities increased $82.3 million, or 49.7%, in 2019 to $248.0 million from $165.7 million in 2018. Cash flow from operations in 2018 is lower, primarily as a result of the payment of the $295.0 million SQ settlement. Excluding the settlement payment, cash flow from operations decreased $212.7 million, primarily due to lower operating performance in 2019, as previously highlighted, and payments in 2019 for certain litigation matters, 2018 incentive compensation and ERP-related prepaid software.

Investing Cash Flows: Net cash used in investing activities decreased $43.5 million, or 29.5%, in 2019 to $104.0 million from $147.5 million in 2018.  Our capital expenditures increased by $63.4 million to $194.2

2019 10-K Annual Report	Stericycle, Inc. • 58

PART II

million from $130.8 million in 2018, primarily as a result of capital expenditure payments associated with our ERP implementation.  We also received $86.6 million from the divestiture of businesses during 2019 and the receipt of a note receivable issued in connection with the divestiture of our U.K. hazardous waste business in 2018.  Payments for acquisitions, net of cash acquired, decreased by $44.5 million as we completed only one acquisition in 2019 versus 21 in 2018.

Financing Cash Flows: Net cash used in financing activities increased $115.9 million, or 451.0%, in 2019, to a net outflow of $141.6 million from a net outflow of $25.7 million in 2018. In June 2019, we raised proceeds of $600.0 million from our issuance of the Senior Notes and used the proceeds, net of issuance costs, together with additional borrowings on our Senior Credit Facility and Term Loan, to repay in full approximately $1.075 billion of the then outstanding balance on private placement notes.  As a result of this repayment, we also incurred a “make-whole” premium of $20.4 million, payable under the terms of certain of the private placement notes.  Our net borrowings on our Senior Credit Facility and Term Loan were $446.3 million, including the additional Term Loan of $365.0 million, in 2019 compared to net borrowings of $68.7 million in 2018, primarily as a result of additional borrowings to finance the repayment of the private placement notes.  We made repayments of $12.5 million in 2019, including using a portion of the proceeds from the divestiture of a business to reduce our bank overdraft in the U.K.  We made Series A repurchases of $17.2 million and paid dividends of $25.5 million to the holders of Series A during 2018.  The Series A was converted, in accordance with its terms of issuance, to common stock in September 2018 and as a result no dividends were due or payable during 2019.

Contractual Obligations

The following table summarizes our significant contractual obligations and cash commitments at December 31, 2019:

Payments due by period (in millions)
	Total	2020	2021-2022	2023-2024	2025 and After
Long term debt (1)	$2,646.2	$98.0	$1,936.6	$610.3	$1.3
Finance lease liabilities	34.5	6.5	10.5	5.5	12.0
Operating lease liabilities	508.2	112.6	172.9	113.7	109.0
Estimated unconditional purchase obligations	229.3	159.1	52.6	17.6	-
Total contractual cash obligations	$3,418.2	$376.2	$2,172.6	$747.1	$122.3

(1)

These amounts represent the scheduled principal payments related to our long-term debt, excluding interest (see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements).

Payments for unrecognized tax benefits are excluded from contractual obligations.  Based on the uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.

We had elected to pay our $23.5 million transition tax liability over eight years.  We are in a net receivable position with the IRS due to estimated payments and credits for tax periods through 2019. The IRS has offset the transition tax payable with these payments and credits on deposit with the IRS.

Environmental liabilities are not presented above but are accrued on an undiscounted basis and are associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated but the timing of such payments is not fixed and determinable (see Part II, Item 8. Financial Statements and Supplementary Data; Note 12 – Commitments and Contingencies in the Consolidated Financial Statements).

2019 10-K Annual Report	Stericycle, Inc. • 59

PART II

As of December 31, 2019, we had $33.0 million of stand-by letters of credit outstanding against our senior credit facility and a further $52.3 million of stand-by letters of credit outstanding against another facility, $72.3 million of surety bonds, and $19.3 million of bank guarantees. The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance guarantees. Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.

We anticipate that our operating cash flows, together with additional borrowings available under our Senior Credit Facility, as amended on February 25, 2020, will be sufficient to meet our anticipated future operating expenses, key priorities such as our ERP implementation, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.  Our most critical accounting policies are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and those policies that have a material impact on the financial condition or operating performance of the Company.  Part II, Item 8. Financial Statements and Supplementary Data; Note 1 – Basis of Presentation and Summary of Significant Accounting Polices in the Consolidated Financial Statements provides a detailed description of all of our material accounting policies however, we have identified the following as our most critical accounting policies and estimates.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these good or services.  Revenue is recognized net of revenue-based taxes assessed by governmental authorities.

We provide regulated waste and compliance services, which include the collection and processing of regulated and specialized waste for disposal, the collection of personal and confidential information for secure destruction, and Expert Solutions, and communication services.  The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.

We recognize revenue by applying the right to invoice practical expedient as our right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for our Regulated Medical Waste Solutions and Secure Information Destruction Services are recognized upon waste collection.  Our Compliance Solution revenues are recognized over the contractual service period.  Revenues from Hazardous Waste Solutions and Manufacturing and Industrial Services are recognized at the time the waste is received by a facility with an appropriate permit, either our processing facility or a third party.  Revenues from Communication Services and Expert Solutions are recorded as the services are performed.

2019 10-K Annual Report	Stericycle, Inc. • 60

PART II

Allowance for Doubtful Accounts

We report accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received.  We maintain an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on historical collection data and specific risks identified among uncollected accounts.  If current economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  The adequacy of allowances for uncollectible accounts is reviewed at least quarterly, and adjusted as necessary based on such reviews.  Management’s judgment is required to assess the collectability of an account, based on detailed analysis of the aging of the receivables, the creditworthiness of our customers, historical collection trends and current economic trends.

Accounts receivable written off in subsequent periods can differ from the allowance for doubtful accounts provided, but historically our provision has been adequate.  Allowance for doubtful accounts was $67.9 million and $71.9 million as of December 31, 2019 and 2018, respectively.

Impairment of Long-Lived and Other Assets

Property, Plant and Equipment and Intangible Assets (definite-lives), Net: Long-lived assets, such as property, plant and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value.  If impairment is identified, a loss is recognized equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted.

Determining the extent of impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value.  Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

(For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 5 – Property, Plant and Equipment and Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements).

Intangible Assets (indefinite-lived): Indefinite-lived intangibles consist primarily of permits and tradenames. Indefinite-lived intangibles are assessed for impairment annually, as of October 1, or more frequently if an event occurs or circumstances change and are not subject to amortization but are assessed for impairment in the same manner as goodwill.  Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment is performed.  In the fourth quarter of 2019, we performed our annual impairment test on indefinite-lived intangibles, other than goodwill, using the qualitative approach for certain assets and the quantitative approach for the remaining assets.  The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs, and an appropriate discount rate determined by management.

2019 10-K Annual Report	Stericycle, Inc. • 61

PART II

Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations that would require non-cash charges and may have a material effect on our financial condition and operating results.

Goodwill: Goodwill is assessed for impairment annually as of October 1 of each year, or more frequently if an event occurs or circumstances change that could reduce the value of a reporting until below its carrying value.

We used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist.  Our reporting units are: Domestic Healthcare Compliance Services, Domestic Shred-it, Domestic CRS, Domestic Environmental Solutions, Canada, Europe, Asia Pacific and Latin America. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures, and cost efficiencies.  Future acquisitions are not included in the expected future cash flows. We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.

The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than its carrying value, we recognize an impairment charge in the amount that the carrying value exceeds the fair value but not to exceed the carrying value of any goodwill.

We performed an interim review of goodwill assessment for our Latin America reporting unit in the first quarter of 2019 and our annual goodwill assessment as of October 1, 2019. As a result of these assessments we recorded non-cash goodwill impairment charges of $126.6 million relating to our Canada reporting unit, $80.8 million relating to our Domestic Environmental Solutions reporting unit and $20.9 million relating to our Latin America reporting unit.

The factors considered in these goodwill impairment assessments are discussed further above in the Goodwill Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Goodwill Impairment.  (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements).

A measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit's fair value exceeds their respective carrying value.  Subsequent to the impairment charges incurred through December 31, 2019, the fair value exceeds the carrying value for all reporting units, except Domestic Environmental Solutions, by no less than forty percent.

We performed sensitivity analysis on our estimated fair values, noting that a 50 basis point increase in the discount rate or a 50 basis point reduction in the long-term growth rate would not result in impairments for any of the reporting units, except Domestic Environmental Solutions, which, would result in incremental impairment charges of $39.0 million or $26.0 million, respectively. Following the impairment charges recorded through December 31, 2019, the Domestic CRS, Canada, and Latin America reporting units have no goodwill remaining.

Intangible Assets Lives

2019 10-K Annual Report	Stericycle, Inc. • 62

PART II

We have determined that certain of our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore they are not amortized.

Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives from 10 to 25 years based upon the type of customer.  We have non-compete covenant intangibles with useful lives from 5 to 14 years.  We also have tradename intangibles with useful lives from 15 to 40 years.

We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2019, we performed the annual assessment of the useful life of our finite-lived intangibles and made no changes to useful lives.

Assets and Liabilities Held-for-Sale

We classify Long-lived assets or disposal groups as held-for-sale when management having the appropriate authority, generally our Board of Directors or certain of our Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year.  Once classified as held-for-sale disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Where the disposal group constitutes substantially all, generally more than 90% of the assets and liabilities, of our operations in a foreign country the balance in the cumulative currency translation adjustment, associated with that country is included in the carrying value of the disposal group. If the carrying value, including any amount associated with the cumulative currency translation adjustment exceeds the fair value less estimated selling costs a held-for-sale impairment charge is recorded to reduce the carrying value.

The estimate for fair value is reviewed at the end of every reporting period that the disposal group is classified as held-for-sale and the carrying value adjusted whenever the estimated fair value less costs to sell is less than the carrying value.

Environmental Remediation Liabilities

Our environmental remediation liabilities primarily include costs associated with remediating air, groundwater, surface water, soil contamination, and applicable legal costs.  To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, and the apportionment of responsibility among the potentially responsible parties (“PRPs”) and the financial viability of those PRP’s.  We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we contracted with or owned the site.  Next, we review the same information with respect to other named and unnamed PRPs.  Estimates of the cost for the likely remediation are then either developed using our internal resources or by third party environmental engineers or other service providers. (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 12 – Commitments and Contingencies in the Consolidated Financial Statements).

Income Taxes

We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method.  Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement

2019 10-K Annual Report	Stericycle, Inc. • 63

PART II

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes.  We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At December 31, 2019, our estimated gross unrecognized tax benefits were $62.7 million, of which $61.3 million, if recognized, would favorably impact our future earnings.  Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has reviewed and has subsequently agreed to hold discussions in 2020 regarding the PFA. Any positive income tax benefit resulting from the claim in a future period will be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

The Tax Act established global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations.  We recognize the taxes on GILTI as a period expense rather than to recognize deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal.

For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.

Insured and Self-Insured Claims

The Company’s insurance for workers’ compensation, auto/fleet, general liability, property and employee-related health care benefits is obtained using high deductible insurance policies, if any, meaning that the Company has retained a significant portion of the risks related to the claims associated with these programs.  The estimated exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third party actuarial specialist using the

2019 10-K Annual Report	Stericycle, Inc. • 64

PART II

Company’s historical claims experience.  The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used.  Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period, usually the vesting period.  Performance based awards are recognized consistent with performance metrics and Accounting Standards Codification Section 718 Compensation – Stock Compensation.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The grant-date fair value of ISOs and similar instruments are estimated using option-pricing models, (Black Scholes). The option pricing model includes assumptions that are evaluated by a third-party valuation specialist and evaluated and approved by the Vice President and Treasurer based on historical experience, current company trends and comparative analysis to industry trends.  If an equity award is modified after the grant date, we assess the impact of the modification and where necessary record compensation cost calculated as any incremental fair value of the modified award over the fair value of the original award immediately before the modification.

RSU’s awarded to an employee and PSU’s awarded are measured at fair value, once the related performance criteria have been established.  A non-vested equity share unit awarded to an employee is measured at its fair value as if it were vested and issued on the grant date.

For further detail, see Part II, Item 8. Financial Statements and Supplementary Data; Note 14 – Stock Based Compensation in the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP and diesel fuel, and foreign currency rates. We do not specifically hedge our exposure to these risks.

We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $19.7 million on a pre-tax basis.

We have exposure to foreign currency fluctuations.  We have subsidiaries in 17 foreign countries whose revenues and expenses are denominated in local currency and who use local currency denominated lines of credit for their funding needs.  We translate results of operations of our international operations using an average exchange rate.  We have quantified and described the impact of foreign currency translation on our revenues.  We estimate, that based upon the amounts reported by individual countries during the year ended December 31, 2019 and prevailing exchange rates at that date a 1% devaluation of all the functional currencies of each of our foreign businesses would result in a reduction of approximately $2.1 million in the Net (loss) income attributable to Stericycle, Inc. reported in our Consolidated Statements of (Loss) Income.

In addition, Argentina is classified as a highly inflationary economy, resulting in foreign exchange gains and losses arising from the translation of our Argentinian peso denominated net monetary assets being

2019 10-K Annual Report	Stericycle, Inc. • 65

PART II

recognized in net income. The foreign exchange losses recognized for the years ended December 31, 2019 and 2018 were $3.3 million and $3.8 million, respectively. On an ongoing basis, we estimate that, based on our Argentinian Peso denominated net monetary asset position as of December 31, 2019, we will record additional exchange losses of approximately $0.1 million for each 1% devaluation from the December 31, 2019 Argentinian Peso rate of exchange versus the U.S. dollar. As of December 31, 2019, we had net monetary assets of approximately $8.2 million relating to our operations in Argentina.

We have cumulative currency translation adjustment losses as of December 31, 2019 of approximately $318.1 million which are subject to continued fluctuations due to changes in foreign currency rates. In addition, to the extent that we sell substantially all of the operations within one country, similar to the transactions undertaken in Mexico and Chile during 2019, we would be required to recognize, in the Statements of (Loss) Income, the accumulated currency translation losses or gains associated with that country.

2019 10-K Annual Report	Stericycle, Inc. • 66

PART II

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stericycle, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2019 10-K Annual Report	Stericycle, Inc. • 67

PART II

Valuation of Goodwill
Description of the Matter

At December 31, 2019, the Company’s goodwill was $2,982.2 million. As disclosed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually as of October 1, or more frequently, if a triggering event occurs. The Company recognized $20.9 million, $126.6 million and $80.8 million of goodwill impairment related to its Latin America, Canada and Domestic Environmental Solutions reporting units during 2019. Latin America is included in the International Regulated Waste and Compliance Services segment and Canada and Domestic Environmental Solutions reporting units are both included in the North America Regulated Waste and Compliance Services segment.

Auditing management’s goodwill impairment assessments and resulting impairment were complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, and long-term growth rates which are affected by expectations about future market or economic conditions, particularly those in markets with challenging economic conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to review the Company’s model, methods, and the more sensitive assumptions utilized such as the discount rate and long-term growth assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base and other relevant factors with a particular focus on the reporting units where an impairment charge was recorded in the current year. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We reconciled the fair value of the reporting units to their carrying values, testing the Company’s determination of the assets and liabilities used within the reporting units that are the basis for the carrying values. In addition, we tested management’s reconciliation of the fair value of all the reporting units to the market capitalization of the Company and assessed the adequacy of the Company’s goodwill valuation disclosures.

2019 10-K Annual Report	Stericycle, Inc. • 68

PART II

Measurement of Environmental Remediation Liability
Description of the Matter

At December 31, 2019, the Company’s environmental remediation liability totaled $31.9 million. As disclosed in Note 12 of the consolidated financial statements, the Company’s liability for environmental remediation is based on undiscounted costs associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such liabilities are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations.

Auditing environmental remediation liabilities is complex due to the highly judgmental nature of the assumptions used in the estimate. The Company considers several assumptions to estimate the ultimate liability at these sites, including the nature and extent of contamination, the required remediation methods, timing of expenditures, and apportionment of responsibility among the potentially responsible parties and the financial viability of those parties.

How We Addressed the Matter in Our Audit

To test the liability for environmental remediation, we performed audit procedures that included, among others, assessing methodologies used by the Company and testing of the significant assumptions discussed above. We also compared the significant assumptions used by management to historical trends and, when available, to notifications or decisions from regulatory agencies specifying remedial plans of action required. In addition, we evaluated management’s third-party environmental engineers and other service providers charged with developing these assumptions. We involved our environmental engineering specialists to assist us with evaluating the work performed by the Company’s internal resources and the third-party external environmental engineering specialists the Company engaged to help develop their estimates. Specifically, we utilized our environmental engineering specialists to evaluate the reasonableness of the costs estimated for the environmental remediation activities, assess remediation progress in relation to regulatory requirements, and corroborate the analysis with relevant management personnel, third-party environmental engineers and other service providers. We also tested the completeness and accuracy of the data utilized in the development of the environmental liability and assessed the adequacy of the environmental remediation liabilities disclosures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Chicago, Illinois

February 28, 2020

2019 10-K Annual Report	Stericycle, Inc. • 69

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

In millions, except per share data
	Year Ended December 31,
	2019	2018	2017
Revenues	$3,308.9	$3,485.9	$3,580.7
Cost of revenues	2,134.4	2,109.9	2,118.2
Gross profit	1,174.5	1,376.0	1,462.5
Selling, general and administrative expenses	1,055.1	1,165.6	1,395.6
Goodwill impairment	228.3	358.7	65.0
Divestiture losses, net of gains	103.0	12.8	9.5
Loss from operations	(211.9)	(161.1)	(7.6)
Interest expense, net	(118.3)	(106.0)	(93.7)
Loss on early extinguishment of debt	(23.1)	-	-
Other expense, net	(9.5)	(8.3)	(6.6)
Loss before income taxes	(362.8)	(275.4)	(107.9)
Income tax benefit	16.8	29.8	150.9
Net (loss) income	(346.0)	(245.6)	43.0
Net (income) loss attributable to noncontrolling interests	(0.8)	0.9	(0.6)
Net (loss) income attributable to Stericycle, Inc.	(346.8)	(244.7)	42.4
Mandatory convertible preferred stock dividend	-	(25.5)	(36.3)
Gain on repurchase of preferred stock	-	16.9	17.3
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(346.8)	$(253.3)	$23.4
(Loss) Earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(3.81)	$(2.91)	$0.27
Diluted	$(3.81)	$(2.91)	$0.27
Weighted average number of common shares Outstanding:
Basic	91.0	87.1	85.3
Diluted	91.0	87.1	85.6

See accompanying Notes to Consolidated Financial Statements.

2019 10-K Annual Report	Stericycle, Inc. • 70

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

(LOSS) INCOME

In millions
	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(346.0)	$(245.6)	$43.0

Other comprehensive income (loss):
Currency translation adjustments	8.8	(80.3)	80.5
Cumulative currency translation loss realized through disposition of Mexico operations	18.9
Cumulative currency translation loss realized through disposition of Chile operations	16.8	-	-
Amortization of cash flow hedge into income, net of tax expense ($0.2, $0.4, and $0.7 for the years ended December 31, 2019, 2018, and 2017, respectively)	0.4	1.0	1.0
Change in fair value of cash flow hedge, net of tax expense ($0.1, $0.0, and $0.0) for the years ended December 31, 2019, 2018, and 2017, respectively)	0.3	-	0.3
Accelerated amortization of interest rate lock premiums, net of tax expense ($1.1) for the year ended December 31, 2019	2.3	-	-
Total other comprehensive income (loss)	47.5	(79.3)	81.8

Comprehensive (loss) income	(298.5)	(324.9)	124.8
Less: comprehensive income (loss) attributable to noncontrolling interests	1.1	(1.9)	1.8
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(299.6)	$(323.0)	$123.0

See accompanying Notes to Consolidated Financial Statements.

2019 10-K Annual Report	Stericycle, Inc. • 71

PART II

STERICYCLE, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share data
	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$34.7	$34.3
Accounts receivable, less allowance for doubtful accounts of $67.9 in 2019 and $71.9 in 2018	544.3	599.6
Prepaid expenses	60.7	50.0
Other current assets	66.9	63.4
Total Current Assets	706.6	747.3
Property, plant and equipment, less accumulated depreciation of $667.8 in 2019 and $678.1 in 2018	798.5	743.5
Operating lease right-of-use assets	435.0	-
Goodwill	2,982.2	3,222.2
Intangible assets, less accumulated amortization of $584.9 in 2019 and $499.9 in 2018	1,422.4	1,637.7
Other assets	92.3	104.8
Total Assets	$6,437.0	$6,455.5
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$103.1	$104.3
Bank overdraft	1.9	14.8
Accounts payable	220.1	225.8
Accrued liabilities	296.6	340.8
Operating lease liabilities	94.8	-
Other current liabilities	40.4	47.5
Total Current Liabilities	756.9	733.2
Long-term debt, net	2,559.3	2,663.9
Long-term operating lease liabilities	356.1	-
Deferred income taxes	295.1	307.3
Long-term tax payable	70.7	83.3
Other liabilities	64.2	70.7
Total Liabilities	4,102.3	3,858.4

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, 0.0 issued and outstanding in 2019 and 2018, respectively	-	-
Common stock (par value $.01 per share, 120.0 shares authorized, 91.2 and 90.7 issued and outstanding in 2019 and 2018, respectively)	0.9	0.9
Additional paid-in capital	1,205.7	1,162.6
Retained earnings	1,442.4	1,789.2
Accumulated other comprehensive loss	(318.1)	(365.3)
Total Stericycle, Inc.’s Equity	2,330.9	2,587.4
Noncontrolling interests	3.8	9.7
Total Equity	2,334.7	2,597.1
Total Liabilities and Equity	$6,437.0	$6,455.5

See accompanying Notes to Consolidated Financial Statements.

2019 10-K Annual Report	Stericycle, Inc. • 72

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net (loss) income	$(346.0)	$(245.6)	$43.0
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	127.6	125.6	131.1
Intangible amortization	145.2	130.3	118.4
Loss on early extinguishment of debt and related charges	26.5
Stock-based compensation expense	17.1	24.1	21.3
Deferred income taxes	(33.9)	(34.1)	(290.2)
Goodwill impairment	228.3	358.7	65.0
Divestiture losses, net of gains	103.0	12.8	9.5
Asset impairments, gain/loss on disposal of property plant and equipment and other charges	28.1	47.4	37.7
Other, net	2.5	3.8	(6.7)
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	24.5	3.6	17.1
Prepaid expenses	(18.4)	(15.6)	(33.9)
Accounts payable	(4.6)	9.3	22.9
Accrued liabilities	(33.4)	(238.5)	363.0
Other assets and liabilities	(18.5)	(16.1)	10.4
Net cash from operating activities	248.0	165.7	508.6
INVESTING ACTIVITIES:
Capital expenditures	(194.2)	(130.8)	(143.0)
Payments for acquisitions, net of cash acquired	(0.2)	(44.7)	(52.5)
Proceeds from divestitures of businesses	86.6	25.2	1.2
Other, net	3.8	2.8	1.3
Net cash from investing activities	(104.0)	(147.5)	(193.0)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(50.4)	(64.5)	(62.1)
Proceeds from foreign bank debt	12.1	12.1	13.3
Repayment of foreign bank debt	(47.8)	(17.8)	(31.9)
Proceeds from term loan	365.0	-	50.0
Repayment of term loan	(95.3)	(47.5)	(100.0)
Repayment of private placement of long-term note	(1,075.0)	-	(175.0)
Proceeds from senior debt	600.0	-	-
Proceeds from senior credit facility	1,752.2	1,657.2	1,739.1
Repayment of senior credit facility	(1,575.6)	(1,541.0)	(1,689.7)
(Repayment of) proceeds from bank overdrafts, net	(12.5)	8.7	2.4
Payments of capital lease obligations	(4.3)	(8.2)	(3.6)
Payments of deferred financing costs	(8.8)	(1.7)	(2.7)
Proceeds from issuance of common stock, net of shares withheld for tax	19.9	20.1	10.2
Payments on early debt extinguishment	(20.4)	-	-
Payments for repurchase of mandatory convertible preferred stock	-	(17.2)	(34.2)
Dividends paid on mandatory convertible preferred stock	-	(25.5)	(36.3)
Payments to noncontrolling interests	(0.7)	(0.4)	(0.7)
Net cash from financing activities	(141.6)	(25.7)	(321.2)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.4)	3.6
Net change in cash and cash equivalents	0.4	(7.9)	(2.0)
Cash and cash equivalents at beginning of year	34.3	42.2	44.2
Cash and cash equivalents at end of year	$34.7	$34.3	$42.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$0.3	$30.1	$16.5
Capital expenditures in accounts payable	$33.8	$30.8	$5.0
Interest paid during the year, net of capitalized interest	$101.5	$93.7	$84.2
Income taxes paid during the year, net of refunds	$6.9	$26.4	$128.9

See accompanying Notes to Consolidated Financial Statements.

2019 10-K Annual Report	Stericycle, Inc. • 73

PART II

STERICYCLE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	0.7	$-	85.2	$0.8	$1,166.5	$2,006.1	$(367.6)	$10.6	$2,816.4
Net income						42.4		0.6	43.0
Currency translation adjustment							79.3	1.2	80.5
Change in qualifying cash flow hedge, net of tax							1.3		1.3
Issuance of common stock for exercise of options, RSU vesting and employee stock purchases, net			0.3	0.1	17.2				17.3
Repurchase and cancellation of convertible preferred stock	-	-			(51.5)	17.3			(34.2)
Preferred stock dividend						(36.3)			(36.3)
Stock compensation expense					21.3				21.3
Reduction to noncontrolling interests due to additional ownership					(0.3)			(0.4)	(0.7)
Balance as of December 31, 2017	0.7	-	85.5	0.9	1,153.2	2,029.5	(287.0)	12.0	2,908.6
Cumulative effect of new accounting standard						13.0			13.0
Net loss						(244.7)		(0.9)	(245.6)
Currency translation adjustment							(79.3)	(1.0)	(80.3)
Change in qualifying cash flow hedge, net of tax							1.0		1.0
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net			0.5	-	19.4				19.4
Repurchase and cancellation of convertible preferred stock	(0.1)	-			(34.1)	16.9			(17.2)
Conversion of convertible preferred stock to common stock	(0.6)		4.7						-
Preferred stock dividend						(25.5)			(25.5)
Stock compensation expense					24.1				24.1
Payments to noncontrolling interest								(0.4)	(0.4)
Balance as of December 31, 2018	-	-	90.7	0.9	1,162.6	1,789.2	(365.3)	9.7	2,597.1
Net (loss) income						(346.8)		0.8	(346.0)
Currency translation adjustment							8.5	0.3	8.8
Change in qualifying cash flow hedge, net of tax							0.7		0.7
Accelerated amortization of interest rate lock premiums, net of tax							2.3		2.3
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net			0.5		19.7				19.7
Cumulative currency translation loss realized through disposition of Mexico operations							18.9		18.9
Cumulative currency translation loss realized through disposition of Chile operations							16.8		16.8
Stock compensation expense					17.1				17.1
Changes to noncontrolling interest					6.3			(7.0)	(0.7)
Balance as of December 31, 2019	-	$-	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
See accompanying Notes to Consolidated Financial Statements.

2019 10-K Annual Report	Stericycle, Inc. • 74

PART II

STERICYCLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Unless the context requires otherwise, “Company”, “Stericycle”, "we," "us" or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Incorporated in 1989, Stericycle protects people, safeguards communities and reduces risk through highly specialized medical and hazardous waste management and secure information destruction services. The Company serves customers in the U.S and 18 other countries with a concentration on the growing healthcare industry.

The Company’s core business focus is on regulated medical waste and secure information destruction, and it is the leading provider of these services in terms of both revenue and operational infrastructure.

For further information on the Company’s business, segments and services, see Part I, Item 1. Business and Note 18 – Segment Reporting.

On February 6, 2020, we entered into the Agreement, pursuant to which we have agreed to sell the ESOL Disposal Group for cash consideration of $462.5 million, subject to regulatory approval, and satisfaction of customary closing conditions. For further discussion see Note 4 – Restructuring and Divestitures.

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

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some areas where the Company makes estimates include allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, asset retirement obligations, stock compensation expense, income tax assets and liabilities, accrued auto and workers’ compensation insurance claims, leases, intangible asset valuations, and long-lived asset and goodwill impairment.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates.

Revenue from Contracts with Customers: In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these good or services.  Revenue is recognized net of revenue-based taxes assessed by governmental authorities.

2019 10-K Annual Report	Stericycle, Inc. • 75

PART II

The Company provides Regulated Waste and Compliance Services, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs, Secure Information Destruction Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper, Manufacturing and Industrial Services, which provides collection, processing and disposal of hazardous waste for Manufacturing and Industrial companies, and Communication and Related Services which includes Expert Solutions, and communication services such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN’s.

The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.

The Company recognizes revenue by applying the right to invoice practical expedient as the Company’s right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for the Company’s Medical Waste Management Services and Secure Information Destruction Services are recognized upon waste collection.  The Company’s Compliance Program revenues are recognized over the contractual service period.  Revenues from Retail and Healthcare Hazardous Waste Solutions, are recognized at the time the waste is received by a facility with an appropriate permit, either the Company’s processing facility or a third party.  Revenues from communication services and Expert Solutions are recognized as the services are performed.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is recorded when billed or when goods or services are provided.  The carrying value of the Company’s receivables is presented net of an allowance for doubtful accounts.  The Company estimates its allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts.  If current economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  Past-due receivable balances are written off when the Company’s internal collection efforts have been exhausted.

No single customer accounts for more than approximately 1.2% of the Company’s accounts receivable or approximately 1.4% of total revenues.  During the year ended December 31, 2019, 2018, and 2017, bad debt expense was $25.7 million, $24.9 million, and $32.3 million, respectively.

Contract Liability:  The Company records a contract liability when cash payments are received in advance of the Company’s services being performed which is classified as current in Other current liabilities on the Consolidated Balance Sheets since the amounts are earned within a year.

Contract Acquisition Costs: Incremental direct costs of obtaining a contract, which primarily represent sales incentives, are deferred and amortized to SG&A over the estimated period of benefit to be derived from the cost.

Cash and Cash Equivalents:  The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.  Cash equivalents are carried at cost.

Financial Instruments:  The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, derivatives, and long-term debt.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable.  Credit risk on trade receivables is minimized as a result of the large size of the Company’s customer base, low

2019 10-K Annual Report	Stericycle, Inc. • 76

PART II

concentration and the performance of ongoing credit evaluations of its customers. The Company also maintains allowances for potential credit losses.

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

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	2 to 40 years
Machinery and equipment	2 to 30 years
Containers	2 to 20 years
Vehicles	2 to 10 years
Office equipment and furniture	2 to 20 years
Software	2 to 10 years

Upon deployment, capitalized costs associated with the ERP system will be amortized over an estimated useful life of 10 years.

Capitalized Interest:  The Company capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. During the years ended December 31, 2019, 2018, and 2017, the Company capitalized interest of $5.4 million, $2.9 million, and $1.6 million, respectively.

Goodwill and Other Identifiable Intangible Assets:  Goodwill represents the excess of the purchase price over the fair value assigned the net tangible and identifiable tangibles of business acquired. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long and Indefinite- Lived Assets:

Property and Equipment and Intangible Assets (definite-lives), Net:  Long-lived assets, such as property, plant and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows expected to be generated by the asset, or asset groups, to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted basis, an impairment is recognized to the extent fair value exceeds carrying value. Determining the extent of impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any.  When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value.  Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Intangible Assets (indefinite-lived):  Indefinite-lived intangibles consist primarily of permits and tradenames. Indefinite-lived intangibles are assessed for impairment annually as of October 1, or more frequently if an event occurs or circumstances change, using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment is

2019 10-K Annual Report	Stericycle, Inc. • 77

PART II

performed. The Company performs its annual impairment test on indefinite-lived intangibles, using the qualitative approach for certain assets and the quantitative approach for the remaining assets.

Goodwill: Goodwill is assessed for impairment at least annually as of October 1 of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

The Company used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist.  The Company's reporting units are:  Domestic Healthcare Compliance Services, Domestic Secure Information Destruction, Domestic CRS, Domestic Environmental Solutions, Canada, Europe, Asia Pacific and Latin America.  The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are estimated using management assumptions of growth rates, including long-term growth rates, capital expenditures, and cost efficiencies.  Future acquisitions are not included in the expected future cash flows.  The Company uses a discount rate based on a calculated weighted average cost of capital which is adjusted for each of its reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  The Company then reconciles the calculated fair values to its market capitalization.  The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than carrying value, an impairment charge is recognized, equivalent to the amount that the carrying value exceeds the fair value but not to exceed the carrying value of the goodwill.

The use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit.  Generally, changes in DCF estimates would have a similar effect on the estimated fair value of the reporting unit.  The Company believes that the estimated fair value used in measuring the impairment was based on reasonable assumptions but future changes in the underlying assumptions could differ due to the inherent judgment in making such estimates.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of the Company’s common shares, deterioration in its performance or its future projections, or changes in its plans for one or more reporting units.

For further discussion see Note 7 – Goodwill and Other Intangible Assets.

Assets and Liabilities Held-for-Sale: Long-lived assets or disposal groups are classified as held-for-sale when management having the appropriate authority, generally the Company’s Board of Directors or certain of its Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year.  Once classified as held-for-sale disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Where the disposal group constitutes substantially all of our operations of a country the balance in the cumulative translation adjustment associated with that country is included in the carrying value of the disposal group. If the carrying value, including any amount associated with the cumulative translation adjustment exceeds the fair value less estimated selling costs a held-for-sale impairment charge is recorded to reduce the carrying value.

2019 10-K Annual Report	Stericycle, Inc. • 78

PART II

The estimate for fair value is reviewed at the end of every reporting period that the disposal group is classified as held-for-sale and the carrying value adjusted whenever the estimated fair value less costs to sell is less than the carrying value.

Insurance and Self-Insurance:  The Company’s insurance for workers’ compensation, auto/fleet, general liability, property and employee-related health care benefits is obtained using high deductible insurance policies, if any, meaning that the Company has retained a significant portion of the risks related to the claims associated with these programs.  The estimated exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third party actuarial specialist using the Company’s historical claims experience.  The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used.  Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable.

Restructuring Charges:  Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination.  Costs for one-time termination benefits in which the employee is required to render service beyond a minimum retention period in order to receive the benefits are recognized ratably over the future service period.  Contract termination costs are recognized when contracts are terminated or when the Company ceases to use the leased facility and no longer derive economic benefit from the contract.  All other exit costs are expensed as incurred.  For further discussion, see Note 4 – Restructuring and Divestitures.

Stock-Based Compensation:  The Company recognizes stock-based compensation expense based on the estimated grant-date fair value. The grant-date fair value of stock options is estimated using the Black- Scholes option valuation model. The fair value for restricted stock units and performance stock units is based on the closing price of the Company’s common stock on the date of grant.  Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest.  The Company presents stock-based compensation expense within the Consolidated Statements of (Loss) Income based on the classification of the respective employees' cash compensation.  For further discussion, see Note 14 – Stock Based Compensation.

Income Taxes:  The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions.  The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to reverse.  Significant judgments are required in order to determine the realizability of these deferred tax assets.  In assessing the need for a valuation allowance, the Company evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.  Tax liabilities are recognized when, in management’s judgment, an uncertain tax position does not meet the more likely than not (i.e. a likelihood of more than fifty percent) threshold for recognition.  For tax positions that meet the more likely than not threshold, a tax liability may still be recognized depending on management’s assessment of how the tax position will ultimately

2019 10-K Annual Report	Stericycle, Inc. • 79

PART II

be settled.  The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.  For further discussion, see Note 10 – Income Taxes.

Leases:  (Accounted for as of January 1, 2019 and thereafter under ASC 842): Operating leases are included in Operating lease ROU assets, Operating lease liabilities and Long-term operating lease liabilities on the Company’s Consolidated Balance Sheets.  Finance leases are included in Property, plant and equipment, Current portion of long-term debt, and Long-term debt on the Consolidated Balance Sheets.

Operating lease ROU assets, Operating lease liabilities and Long-term operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate.  For these contracts, the Company uses an estimated incremental borrowing rate, which is based on information available at lease commencement.  Upon adoption of ASC 842, the Company used estimated incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The Company’s leases generally do not contain material variable lease payments and generally do not contain options to purchase the leased property, any material residual value guarantees, or material restrictive covenants.  At commencement, the Operating lease ROU asset is equal to the lease liability and is adjusted for lease incentives and initial direct costs incurred.  The Company reviews all options to extend, terminate, or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised.  Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, including payments for common area maintenance and vehicle maintenance costs, which are accounted for separately, based on their underlying nature, for each class of underlying assets.

In addition, the Company applies the short-term lease recognition exemption for leases with terms at commencement of not greater than 12 months.

Asset Retirement Obligations: The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease.  Such assets are amortized over the lease term, and the recognized liabilities are accreted to the future value of the estimated retirement costs.  The related amortization and accretion expenses are presented within COR if the leased asset is used in the delivery of the Company’s services and the remaining expenses are presented within SG&A on the Consolidated Statements of (Loss) Income.

Foreign Currency:  Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period, and income statement accounts are translated at the average rates during the period.  Related translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.  Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity’s functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other expense, net on the Consolidated Statements of (Loss) Income.

Highly Inflationary Economy:  Effective July 1, 2018, as a result of the three-year cumulative inflation exceeding 100%, Argentina was classified as a highly inflationary economy.  Accordingly, the Company

2019 10-K Annual Report	Stericycle, Inc. • 80

PART II

recognized, in Other expense, net, a foreign exchange loss of $3.3 million and $3.8 million, during the years ended December 31, 2019 and 2018, respectively, arising from the re-measurement of its Argentinian peso denominated net monetary assets.

Nonmonetary assets, liabilities and related expenses are measured using historical exchange rates and do not fluctuate with changes in the local exchange rate.

Adoption of New Accounting Standards

Leases

In February 2016, the FASB issued ASC 842.  The amended guidance, which was effective for the Company on January 1, 2019, requires the recognition of right of use lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and previously classified as operating leases.  The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented.

The Company elected to apply a package of practical expedients which allowed it to not reassess at transition: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.

The standard had a material impact on the Company’s Consolidated Balance Sheets, with the most significant impact being the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged (see Note 6 – Leases).

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends the hedge accounting recognition and presentation requirements with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions.  In addition, ASU 2017-12 makes improvements to simplify the application of the hedge accounting guidance.  ASU 2017-12 was effective for the Company on January 1, 2019, and the adoption did not have a material impact on the Consolidated Financial Statements.

Stranded Tax Effects

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Act to be reclassified to retained earnings.  ASU 2018-02 was effective for the Company on January 1, 2019 and did not have a material impact on the Consolidated Financial Statements.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”).  ASU 2018-07 extends the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  ASU 2018-07 was effective for the Company on January 1, 2019.  The adoption of ASU 2018-07 did not have a material impact on the Consolidated Financial Statements.

2019 10-K Annual Report	Stericycle, Inc. • 81

PART II

Accounting Standards Issued But Not Yet Adopted

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments.  ASU 2016-13 replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates.  The amended guidance is effective for the Company on January 1, 2020.  The Company expects to record, upon adoption of ASU 2016-13, an adjustment to its allowance for doubtful accounts, with such adjustment currently estimated to be less than $5.0 million.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software.  The accounting for any hosting contract is unchanged. ASU 2018-15 is effective on January 1, 2020 with early adoption permitted, including adoption in any interim period.  The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. The Company is currently assessing the effect this guidance may have on its  Consolidated Financial Statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company provides Regulated Waste and Compliance Services, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs, Secure Information Destruction Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper, and Communication and Related Services which includes Expert Solutions, and communication services such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN’s.

The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g. weekly, monthly or on an as needed basis over the contract term.  Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate or fees based on contractual rates depending upon measures including the volume, weight and type of waste, number and size of bins collected, weight and type of shredded paper, type of recall service and number of call minutes.

2019 10-K Annual Report	Stericycle, Inc. • 82

PART II

Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g. monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

Disaggregation of Revenues

In millions
	Year Ended December 31, 2019
Reportable Segment	North America RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	EMEA	Others	U.S.	Total
Medical Waste and Compliance Services	$1,127.9	$41.8	$300.7	$101.1	$-	$1,571.5
Hazardous Waste Services	321.3	-	-	-	-	321.3
Total RWCS	1,449.2	41.8	300.7	101.1	-	1,892.8
Secure Information Destruction Services	705.1	64.4	132.4	-	-	901.9
Manufacturing and Industrial Services	238.3	23.3	3.7	29.7	-	295.0
Communication Services	-	12.1	4.4	-	117.3	133.8
Expert Solutions	-	10.0	7.3	-	68.1	85.4
Total CRS	-	22.1	11.7	-	185.4	219.2
Total Revenues	$2,392.6	$151.6	$448.5	$130.8	$185.4	$3,308.9
Reportable Segment Total		$2,544.2		$579.3	$185.4	$3,308.9

In millions
	Year Ended December 31, 2018
Reportable Segment	North America RWCS		International RWCS		All Other
Revenues by Service:	United States	Canada	EMEA	Others	U.S.	Total
Medical Waste and Compliance Services	$1,142.4	$39.6	$305.1	$131.4	$-	$1,618.5
Hazardous Waste Services	314.1	-	-	-	-	314.1
Total RWCS	1,456.5	39.6	305.1	131.4	-	1,932.6
Secure Information Destruction Services	712.6	65.7	132.7	-	-	911.0
Manufacturing and Industrial Services	247.8	22.6	16.9	41.9	-	329.2
Communication Services	-	17.3	18.4	-	148.4	184.1
Expert Solutions	-	12.0	8.7	-	108.3	129.0
Total CRS	-	29.3	27.1	-	256.7	313.1
Total Revenues	$2,416.9	$157.2	$481.8	$173.3	$256.7	$3,485.9
Reportable Segment Total		$2,574.1		$655.1	$256.7	$3,485.9

Contract Liabilities

The contract liability at December 31, 2019 and 2018 was $12.2 million and $15.0 million, respectively.  Substantially all of the contract liability as of December 31, 2019 is expected to be recognized as revenue during the year ended December 31, 2020 and substantially all of the balance as of December 31, 2018 was recognized as revenue during the year ended December 31, 2019.

Contract Acquisition Costs

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.3 years.

During the year ended December 31, 2019 and 2018, the Company amortized $9.1 million and $6.9 million, respectively, of deferred sales incentives to SG&A.

2019 10-K Annual Report	Stericycle, Inc. • 83

PART II

Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	2019	2018
Other current assets	$9.5	$8.5
Other assets	28.9	23.3
Total contract acquisition costs	$38.4	$31.8

NOTE 3 – ACQUISITIONS

Acquisitions

During the years ended December 31, 2019, 2018, and 2017, the Company completed 1, 21, and 30 acquisitions, respectively.  All of the acquisitions detailed below are considered to be complementary to existing operations and fit with the Company’s growth strategy. All were accounted for as business combinations under the applicable guidance.

The following table summarizes the locations and services of acquisitions by year:

2019 Acquisitions		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication and Related Services
United States	1	-	1	-
Total	1	-	1	-

2018 Acquisitions		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication and Related Services
United States	21	2	19	-
Total	21	2	19	-

2017 Acquisitions		Service
Acquisition Locations	Total Number of Acquisitions	Regulated Waste	Secure Information Destruction	Communication and Related Services
United States and Canada	22	2	19	1
International	8	5	3	-
Total	30	7	22	1

The results of operations of these acquired businesses have been included in the Consolidated Statements of (Loss) Income from the date of the acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.

2019 10-K Annual Report	Stericycle, Inc. • 84

PART II

The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the years ended December 31:

In millions
	2019	2018	2017
Cash	$0.2	$44.8	$52.9
Promissory notes	0.3	30.0	25.3
Deferred consideration		0.6	1.1
Contingent consideration		-	0.1
Total purchase price	$0.5	$75.4	$79.4

The fair value of consideration transferred in a business combination is allocated to the net tangible and identifiable intangible assets at the acquisition date, with the remaining unallocated amount recognized as goodwill.

The following table summarizes the purchase price allocations for current year acquisitions and adjustments to purchase price allocations for prior year acquisitions.  As of December 31, 2019, purchase accounting had been completed for all of our acquisitions.

In millions
	Current Year Acquisitions	Adjustments to Prior Year Acquisitions	Total
Fixed assets	$-	$0.2	$0.2
Intangibles	0.5	4.2	4.7
Goodwill	-	(4.3)	(4.3)
Other assets and liabilities, net	-	(0.1)	(0.1)
Total purchase price allocation	$0.5	$0.0	$0.5

During the year ended December 31, 2019, the Company recognized an increase in the estimated fair value of acquired customer relationships from current year and prior year acquisitions of $0.5 million, and $4.2 million, respectively, excluding the effect of foreign currency translation, with amortizable lives of 10 years.

NOTE 4 – RESTRUCTURING AND DIVESTITURES

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

As part of overall business strategy, in the third quarter of 2017, the Company initiated a comprehensive multi-year Business Transformation. Through December 31, 2019, the Company has incurred all the originally anticipated employee termination charges, including incremental charges related principally to executive management, in connection with its initial restructuring estimate.

During the year ended December 31, 2019, the Company recognized $5.5 million in charges related to executive and employee termination costs, of which $4.8 million was recognized within All Other and $0.7 million was recognized within the International RWCS reportable segment. These amounts are included in SG&A and will be paid out over approximately two years.  As of December 31, 2019, approximately $3.0 million in future payments remained accrued.

During the year ended December 31, 2018, the Company recognized $3.7 million, of employee termination charges related to Business Transformation.  The North America RWCS and International

2019 10-K Annual Report	Stericycle, Inc. • 85

PART II

RWCS reportable segments incurred $3.0 million and $0.3 million, respectively, with the remaining $0.4 million impacting All Other. These amounts were fully paid as of December 31, 2018.

In addition, during the year ended December 31, 2018, the Company recognized non-cash impairment charges of $9.1 million, of which $7.4 million related to software and $0.3 million related to other long-term assets in the North America RWCS reportable segment, that was included in COR and $1.4 million related to All Other, was included in SG&A, see Note 5 – Property, Plant and Equipment.

During the year ended December 31, 2017, the Company recognized employee termination charges of $11.5 million and non-cash impairment charges of $2.4 million related to software.  The North America RWCS and International RWCS reportable segments incurred $5.5 million and $3.3 million, respectively, with the remaining $5.1 million impacting All Other.  The remaining liability of $2.2 million at December 31, 2017, was paid in the first quarter of 2018.

Restructuring – Operational Optimization

We aim to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow, and we have taken a number of actions to reduce operating costs and optimize operations. As part of these efforts, we seek to reduce network redundancies by consolidating facilities and restructuring the operations for efficiency.

2019 Actions

Operational Optimization restructuring charges by segment were as follows:

In millions
	Year Ended December 31, 2019
	North America RWCS	International RWCS	All Other	Total
Included in COR
Exit costs - employee termination	$-	$0.2	$0.4	$0.6
Closure and exit costs - other	-	1.1	-	1.1
Impairment of property, plant and equipment	2.0	3.6	-	5.6
Total non-cash charges	2.0	3.6	-	5.6
Total included in COR	2.0	4.9	0.4	7.3
Included in SG&A
Exit costs - employee termination	0.4	0.7	0.6	1.7
Closure and exit costs - other	-	1.3	-	1.3
Impairment of property, plant and equipment	-	0.4	-	0.4
Impairment of intangibles	-	0.9	0.4	1.3
Total non-cash charges	-	1.3	0.4	1.7
Total included in SG&A	0.4	3.3	1.0	4.7
Total charges	$2.4	$8.2	$1.4	$12.0

The charges in the North America RWCS reportable segment related primarily to a site relocation.

The charges in the International RWCS reportable segment relate to site closures and facility exits undertaken in EMEA and LATAM.

The employee termination charges within All Other represent employee severance arising from reductions in headcount undertaken in the Company’s Domestic CRS business.  The non-cash impairment of intangibles was recognized a result of the exit from a business line.

The employee termination payments were paid in 2019.

2019 10-K Annual Report	Stericycle, Inc. • 86

PART II

2018 Actions

Operational Optimization restructuring charges by segment were as follows:

In millions
	Year Ended December 31, 2018
	North America RWCS	International RWCS	All Other	Total
Included in SG&A
Exit costs - employee termination	$-	$0.2	$1.1	$1.3
Closure and exit costs - other	4.2	5.9	3.7	13.8
Impairment and accelerated depreciation of property, plant and equipment	1.0	4.7	-	5.7
Impairment of intangibles	-	6.6	-	6.6
Total non-cash charges	1.0	11.3	-	12.3
Total included in SG&A	5.2	17.4	4.8	27.4
Total charges	$5.2	$17.4	$4.8	$27.4

The charges in the North America RWCS reportable segment related primarily to optimizing overall logistics and sales functions and lease exit costs for the consolidation of call centers in our Canadian CRS locations. Non-cash charges relate to accelerated depreciation associated with software.

The charges in the International RWCS reportable segment primarily related to closure, contract exit and other clean-up costs, associated with various sites in EMEA, Latin America and APAC. Non cash impairment charges related to long-lived assets, customer relationships, operating permits, and other intangibles, primarily in Latin America and APAC, and rationalization of a tradename in Europe.

The charges in All Other related to headcount reduction undertaken during the year and lease exit costs for the consolidation of call centers in Domestic CRS locations.

The employee termination payments were paid by the end of the fourth quarter of 2018.

Divestitures losses, net of (gains)

The Company incurred the following divestiture losses, net of (gains), which are included in the Consolidated Statements of (Loss) Income:

In millions
	Year Ended December 31,
	2019	2018	2017
North America RWCS Segment
CRS businesses	$6.5	$-	$-
U.S. clean room business	-	6.9	-
Total North America RWCS charges	6.5	6.9	-
International RWCS Segment
Mexico operations	43.2	-	-
Chile operations	19.0	-	-
U.K. TextAnywhere business	(5.1)	-	-
U.K. hazardous waste business	0.7	5.9	6.8
U.K. patient transport business	(0.3)	-	5.7
South Africa operations	-	-	(3.0)
Total International RWCS charges, net	57.5	5.9	9.5
All Other
CRS businesses	39.0	-	-
Total	$103.0	$12.8	$9.5

2019 10-K Annual Report	Stericycle, Inc. • 87

PART II

The details associated with each of these amounts are as follows:

CRS Businesses:

During the year ended December 31, 2019 the Company completed the sales of its TAS business in North America and its retail pharmaceutical returns business in the U.S. and Puerto Rico for total cash consideration of $36.4 million, resulting in total losses of $45.5 million, of which $6.5 million related to North America RWCS and $39.0 million related to All Other.

In connection with the sale agreement for the TAS business, the Company entered into a TSA with the buyer for a period of up to 15 months. The Company allocated and deferred $5.1 million of the proceeds, which will be recognized over the duration of the TSA period offsetting the expenses incurred to deliver the TSA services that are not reimbursed by the buyer.

North America RWCS Segment:

During the year ended December 31, 2018, the Company completed the sale of the non-core clean room business realizing proceeds of $17.0 million, resulting in impairment charges and subsequent loss on disposal totaling $6.9 million.

International RWCS Segment:

During the year ended December 31, 2019, the Company had the following divestiture activity:

•	U.K. based texting business, for proceeds of $14.8 million, resulting in a gain of approximately $5.1 million.
•

Substantially all of the Company’s operations in Mexico for nominal consideration resulting in impairment charges and subsequent loss on disposal totaling $43.2 million, including the realization of a loss of approximately $18.9 million related to the balance of cumulative currency translation adjustment.

•

The Company’s operations in Chile for net proceeds of $30.7 million, resulting in a loss of $19.0 million, including the realization of a loss of approximately $16.8 million related to the balance of cumulative currency translation adjustment.

•	A reduction in the provision against a loan receivable originally arising from the sale of our U.K. patient transport business resulting in a $0.3 million gain.

During the year ended December 31, 2018, the Company completed the sale of its hazardous waste business in the U.K. for proceeds of $11.5 million of which $8.2 million was received in cash and $3.0 million was held in escrow, until it was received in August 2019. The Company recognized impairment charges and subsequent loss on disposal totaling $16.5 million, including impairment charges of $3.8 million in 2016.

During the year ended December 31, 2017, the Company completed the divestiture of its operations in South Africa for proceeds of $7.3 million, resulting in a gain of $3.0 million.

In addition during the year ended December 31, 2017, the Company completed the divestiture of certain assets associated with its patient transport business in the U.K. for proceeds of $1.2 million, resulting in a net loss of $5.7 million.

Environmental Solutions Business

On February 6, 2020, the Company entered into the Purchase Agreement to sell its Domestic Environmental Solutions business to Harsco Corporation, exclusive of the Retained Business.

2019 10-K Annual Report	Stericycle, Inc. • 88

PART II

Subject to the terms and conditions of the Purchase Agreement, the Buyer has agreed to purchase all of the outstanding equity interests of the Company’s Domestic Environmental Solutions subsidiary. Both the Company and Buyer have agreed to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and other liabilities, subject to certain limitations.

The purchase price for the Transaction is approximately $462.5 million, and subject to adjustment based on the ESOL Disposal Group’s net working capital at closing and other adjustments as defined in the Purchase Agreement. The Transaction is anticipated to result in a loss which is currently not estimable. The expected charge is based on the Company’s current estimate of the proceeds that will be allocated to the disposal transaction as it evaluates the terms of the HSA agreement negotiated with the Buyer concurrently with the Transaction, the net assets that will be disposed of and an allocation of goodwill based on the relative fair value of the ESOL Disposal Group to the Domestic Environmental Solutions reporting unit.  The remaining goodwill will be allocated to the Retained Business which the Company anticipates will become part of the Domestic Healthcare Compliance Services reporting unit once the transaction closes.

The Purchase Agreement contains customary representations, warranties and covenants related to the Business and the Transaction. Between the date of the Purchase Agreement and the completion of the Transaction, the Company has agreed to conduct the ordinary course of the ESOL Disposal Group business consistent with past practices in all material respects and has agreed to certain other operating covenants with respect to the ESOL Disposal Group business as set forth more fully in the Purchase Agreement. The Purchase Agreement includes customary termination provisions, including if the closing of the Transaction has not occurred on or before November 6, 2020 (which may be extended until February 6, 2021, if needed, to obtain applicable regulatory approvals). Both the Company and the Buyer have agreed to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and other liabilities, subject to certain limitations.

In connection with the closing of the Transaction, the Company and Buyer will enter into certain additional ancillary agreements, including a transition services agreement. The Company and Buyer will also enter into a long-term subcontracted HSA with respect to the Company's Retained Business. The Company currently provides integrated waste compliance services to healthcare customers, including medical and hazardous waste disposal services. The Company will continue to be the integrated waste services provider to these customers and has subcontracted with the Buyer to performed hazardous waste services, including collection, transportation and disposal for the Company, as necessary.

2019 10-K Annual Report	Stericycle, Inc. • 89

PART II

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

In millions
	2019	2018
Land and improvements	$66.0	$63.8
Building and improvements	263.3	243.5
Machinery and equipment	342.4	345.4
Vehicles	177.9	178.9
Containers	246.6	296.6
Office equipment and furniture	111.5	126.8
Software and Enterprise Resource Planning system	84.3	65.1
Construction in progress	174.3	101.5
Total property, plant and equipment	1,466.3	1,421.6
Less: accumulated depreciation	(667.8)	(678.1)
Property, plant and equipment, net	$798.5	$743.5

Depreciation expense was $127.6 million, $125.6 million, and $131.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

2019 Impairments

Non-cash impairment charges related to software and other property plant and equipment by reportable segment were as follows:

In millions
	Year Ended December 31, 2019
	North America RWCS	International RWCS	All Other	Total
Included in COR
Software	$-	$0.3	$1.3	$1.6
Other property, plant and equipment	2.0	7.2	-	9.2
Total included in COR	2.0	7.5	1.3	10.8
Included in SG&A
Software	-	-	-	-
Other property, plant and equipment	0.5	0.4	-	0.9
Total included in SGA	0.5	0.4	-	0.9
Total impairments	$2.5	$7.9	$1.3	$11.7

2019 10-K Annual Report	Stericycle, Inc. • 90

PART II

The 2019 non-cash impairment charges related to software were in connection with the rationalization of applications within the CRS business. The non-cash impairment charges in COR related to property, plant and equipment, other arose as a result of a site move in North America and the rationalization of the Company’s operations in EMEA and LATAM.

In addition, the Company recognized non-cash impairment charges of $3.6 million in COR, related to property, plant and equipment associated with an impairment review of its operations in Brazil (see Note 7 – Goodwill and Other Intangible Assets).

2018 Impairments

Non-cash impairment charges related to software and other property plant and equipment by reportable segment were as follows:

In millions
	Year Ended December 31, 2018
	North America RWCS	International RWCS	All Other	Total
Included in COR
Software	$7.4	$-	$17.6	$25.0
Other property, plant and equipment	0.3	-	-	0.3
Total included in COR	7.7	-	17.6	25.3
Included in SG&A
Software	1.0	-	1.4	2.4
Other property, plant and equipment	0.3	5.1		5.4
Total included in SG&A	1.3	5.1	1.4	7.8
Total impairments	$9.0	$5.1	$19.0	$33.1

The 2018 non-cash impairment charges related to software were in connection with the Company’s evolving future information systems strategy, including the implementation of a global ERP system and the impact on currently deployed software as well as rationalization of applications used within each reportable segment.  The non-cash impairment charges related to other property, plant and equipment were as a result of the rationalization of the Company’s operations.

2017 Impairments

The 2017 non-cash impairment charges in SG&A of $7.3 million, related to property, plant and equipment, due to rationalizing certain of our operations, primarily in the International RWCS segment.

2019 10-K Annual Report	Stericycle, Inc. • 91

PART II

NOTE 6 – LEASES

The Company has operating leases for vehicles, transfer sites, processing facilities, communication centers, corporate and regional offices, and certain equipment.

The components of net lease cost were as follows:

In millions
Year Ended December 31, 2019
Operating lease cost	$117.2
Finance lease cost:
Amortization of leased assets	3.5
Interest on lease liabilities	1.0
Net lease cost	$121.7

Short-term lease cost, variable lease cost and sublease income were not significant during the period.

Supplemental cash flow information related to leases was as follows:

In millions
Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$122.4
Operating cash flows from finance leases	0.9
Financing cash flows from finance leases	4.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	203.8
Finance leases	17.0

Finance lease assets, net of accumulated amortization, were $30.1 million as of December 31, 2019 and are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet.

Information regarding lease terms and discount rates is as follows:

In millions
December 31, 2019
Weighted average remaining lease term (years):
Operating leases	6.4
Finance leases	15.3
Weighted average discount rate:
Operating leases	4.11%
Finance leases	5.34%

2019 10-K Annual Report	Stericycle, Inc. • 92

PART II

Maturities of lease liabilities as of December 31, 2019, were as follows:

In millions
	Operating leases	Finance leases
2020	$112.6	$6.5
2021	95.6	7.4
2022	77.3	3.1
2023	62.4	2.9
2024	51.3	2.6
Thereafter	109.0	12.0
Total lease payments	508.2	34.5
Less: Interest	57.3	4.1
Present value of lease liabilities	$450.9	$30.4

As of December 31, 2019, the Company had additional operating leases of $14.0 million which have not yet commenced.  These operating leases are expected to commence in fiscal year 2020 with lease terms of 3 to 15 years.

As of December 31, 2018, prior to the adoption of ASC 842, future minimum payments under operating leases having initial or non-cancelable lease terms in excess of one year, including leases with an inception date but not yet commenced, and payments due under capital leases were as follows:

In millions
	Operating leases	Capital Leases
2019	$107.0	$5.4
2020	88.7	5.6
2021	72.7	2.6
2022	54.8	2.3
2023	40.0	2.1
Thereafter	128.7	5.9
Total lease payments	$491.9	23.9
Less amounts representing interest		(3.6)
Total lease payments		$20.3

2019 10-K Annual Report	Stericycle, Inc. • 93

PART II

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The changes in the carrying amount of goodwill were as follows:

In millions
	North America RWCS	International RWCS	All Other	Total
Balance as of January 1, 2018	$2,850.2	$466.8	$287.0	$3,604.0
Goodwill acquired during year	32.2	-	-	32.2
Purchase accounting adjustments	(16.9)	-	(0.7)	(17.6)
Impairments during the year		(72.4)	(286.3)	(358.7)
Impairments related to divestitures (Note 4)	(5.8)	-	-	(5.8)
Changes due to foreign currency fluctuations	(11.3)	(20.6)	-	(31.9)
Balance as of December 31, 2018	2,848.4	373.8	-	3,222.2
Purchase accounting adjustments (Note 3)	(4.3)	-	-	(4.3)
Impairments during the year	(207.4)	(20.9)	-	(228.3)
Impairments related to divestitures (Note 4)	(2.4)	(6.2)	-	(8.6)
Changes due to foreign currency fluctuations and other	(2.7)	3.9	-	1.2
Balance as of December 31, 2019	$2,631.6	$350.6	$-	$2,982.2

Accumulated non-cash impairment charges by segment as of December 31, 2019 and 2018 were as follows:

In millions
	2019	2018
North America RWCS	$215.6	$5.8
International RWCS	171.6	144.5
All Other	286.3	286.3
Total	$673.5	$436.6

2019 Impairments

The Company performed its annual goodwill assessment as of October 1, 2019, and determined that the Domestic Environmental Solutions and Canada reporting units’ carrying values were in excess of their estimated fair value.

Factors that contributed to the estimated fair value of the reporting units being below their carrying values included:

•

Domestic Environmental Solutions:  During 2019, we experienced higher operating costs, particularly related to hazardous waste disposal costs. In addition, we anticipate that the timeline for achieving the betterment plans for both revenue quality and cost improvements has been extended. The Company also gathered insights from the process of evaluating Domestic Environmental Solutions as part of the Company’s portfolio rationalization criteria.

•

Canada: During 2019, we experienced competitive pricing pressure in both SID Services and Regulated Medical Waste Solutions, lower SOP pricing, higher medical and hazardous waste costs including Canada based operating costs due to a reliance on third-party disposal and U.S.-based enabling support costs. We expect these challenges to have a prolonged impact and have adjusted for them in our current year long-range plan.

2019 10-K Annual Report	Stericycle, Inc. • 94

PART II

These challenges were factored into updates to the Company’s long-range plan and forecasted cash-flow assumptions. The Company also made certain adjustments to the risk premiums within the discount rates used to present value these forecasted cash-flows.  As a result, the Company recognized $80.8 million of non-cash impairment charges related its Domestic Environmental Solutions reporting unit and $126.6 million to fully impair the goodwill associated with its Canada reporting unit.

During the first quarter of 2019, there were business, and market developments and insights gathered from the Company’s portfolio rationalization considerations, which negatively impacted the estimated cash flows of the Company’s Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value and recognized $20.9 million of non-cash goodwill impairment charges related to the Latin America reporting unit.  Following the impairment, the Latin America reporting unit has no remaining goodwill.

2018 Impairments

The Company performed its annual goodwill assessment as of October 1, 2018, and an interim assessment as of December 31, 2018. The Company determined that the Domestic CRS and Latin America reporting units’ carrying values were in excess of their estimated fair values.

Factors that contributed to the estimated fair value of the reporting units being below their carrying value included:

•

Domestic CRS: The Company experienced a progressive decrease in revenues and operating margins in 2018 due to (i) continued declines in large recall events leading to a higher level of uncertainty of these occurring in future periods. (ii) recall events that had a smaller number of units and significantly lower revenue per event than experienced in recent years, and (iii) continued decline in the volume of inbound/outbound call volumes for the live voice services. The Company also gathered insights from its portfolio rationalization considerations which were initiated in 2018.

•

Latin America: The Company continued to experience prolonged challenges and volatility in certain markets due to declining market trends and cost pressures. Revenue increases in the M&I business due to inflationary price increases in Argentina were offset by the impact of currency devaluation and the continuing declines in several local economies.

These challenges were factored into updates to the Company’s forecasted cash-flow assumptions during the fourth quarter of 2018 to reflect its current outlook and the Company made certain adjustments to the discount rates used to present value these forecasted cash-flows. As a result of these impairment assessments, the Company recognized $286.3 million of non-cash goodwill impairment charges to fully impair the Domestic CRS reporting unit. In addition, the Company recognized $72.4 million of non-cash goodwill impairment charges related to the Latin America reporting unit.

2017 Impairments

The Company performed its annual goodwill assessment, as of October 1, 2017 and evaluated the impact of prolonged declining market trends in Latin America and continued softness in the Company’s M&I regional hazardous waste business. Estimated cash flows were updated to reflect these challenging conditions in Latin America and, as a result of the impairment assessment, the Company recognized a $65.0 million non-cash goodwill impairment charge.  The impairment charge recognized was the amount by which the carrying value of the Latin America reporting unit exceeded its fair value.

The fair value of reporting units, used in both the annual and any interim goodwill impairment assessments in 2019, 2018 and 2017, are classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and

2019 10-K Annual Report	Stericycle, Inc. • 95

PART II

operating expense growth rates, long-term growth rates and income tax rates.  The fair value methodology is described further in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.

Current year adjustments to goodwill for certain prior year acquisitions are primarily due to the finalization of intangible asset valuations among other opening balance sheet adjustments.

Other Intangible Assets:

At December 31, the values of other intangible assets were as follows:

In millions
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,460.8	$575.8	$885.0	$1,591.5	$492.0	$1,099.5
Covenants not-to-compete	4.9	3.8	1.1	5.1	3.2	1.9
Operating permits	4.1	1.6	2.5	-	-	-
Tradenames	3.6	1.1	2.5	3.9	1.2	2.7
Other	8.6	2.6	6.0	12.3	3.5	8.8
Indefinite-lived intangibles:
Operating permits	211.1	-	211.1	212.5	-	212.5
Tradenames	314.2	-	314.2	312.3	-	312.3
Total	$2,007.3	$584.9	$1,422.4	$2,137.6	$499.9	$1,637.7

The changes in the carrying amount of intangible assets since January 1, 2018 were as follows:

In millions
Total
Balance as of January 1, 2018	$1,791.5
Intangible assets acquired during the year	34.0
Purchase accounting adjustments for prior year acquisitions	10.2
Divestitures (Note 4)	(14.4)
Impairments during the year	(16.0)
Amortization during the year	(130.3)
Changes due to foreign currency fluctuations	(37.3)
Balance as of December 31, 2018	1,637.7
Intangible assets acquired during the year	0.5
Reclassification of capitalized permit costs	7.7
Purchase accounting adjustments for prior year acquisitions (Note 3)	4.2
Divestitures (Note 4)	(67.5)
Impairments during the year	(17.7)
Amortization during the year	(145.2)
Changes due to foreign currency fluctuations	2.7
Balance as of December 31, 2019	$1,422.4

The Company’s indefinite-lived intangible assets include operating permits and certain tradenames.  The Company has determined that certain of our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost, and therefore they are not amortized.

2019 10-K Annual Report	Stericycle, Inc. • 96

PART II

The Company recognized non-cash impairment charges relating to customer lists, permits and tradenames in the following reportable segments:

In millions
	2019	2018	2017
North America RWCS	$-	$0.5	$3.1
International RWCS	17.3	15.5	12.1
All Other	0.4	-	5.8
	$17.7	$16.0	$21.0

In 2019, the Company recognized non-cash impairment charges of $14.7 million, to write-off customer relationship, permits, tradenames and other intangibles presented in the table above, and $3.6 million in respect to certain property plant and equipment (See Note 5 – Property, Plant and Equipment) related to the Company’s Brazilian operations. Brazil has continued to experience challenges including commercial pricing pressure and higher customer attrition which contributed to actual and forecasted declines in cash flows reflected in our long-range plan finalized in the fourth quarter of 2019.

The remaining $3.0 million in 2019, relates to the write-off of various customer relationship and permit intangibles in EMEA, LATAM and North America as a result of rationalizing certain operations.

The non-cash impairment charges recognized during the year ended December 31, 2018 included $10.3 million related to customer relationship and permit intangibles, which were impaired as a result of actual and forecasted business declines, primarily in LATAM.

The remaining non-cash impairment charges incurred during the year ended December 31, 2018 and 2017 were recognized due to rationalizing certain operations across all segments.

Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method with each category having weighted average remaining useful lives as follows:

In years
	Estimated useful lives	Weighted average remaining useful lives
Customer relationships	10-25	8.5
Covenants not-to-compete	5-14	2.4
Tradenames	15-40	17.6
Landfill air rights	5-26	14.4

The useful life of intangible assets is assessed annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2019, we performed the annual assessment of the useful life of our finite-lived intangibles and no changes were required.

During the years ended December 31, 2019, 2018, and 2017, our aggregate intangible asset amortization expense was $145.2 million, $130.3 million, and $118.4 million, respectively.

Our estimated intangible asset amortization expense for each of the next five years (based upon foreign exchange rates as of December 31, 2019) is as follows for the years ended December 31:

In millions
2020	$131.6
2021	125.0
2022	123.4
2023	120.9
2024	118.3

2019 10-K Annual Report	Stericycle, Inc. • 97

PART II

NOTE 8 – ACCRUED LIABILITIES AND OTHER LONG TERM LIABILITIES

Accrued liabilities consisted of the following at December 31:

In millions
	2019	2018
Compensation	$68.6	$80.0
Self-insurance	74.7	72.8
Taxes	50.7	42.3
Interest	21.3	14.7
Professional fees	22.1	40.1
Disposal and landfill liabilities	18.8	15.9
Other	40.4	75.0
Total accrued liabilities	$296.6	$340.8

Other long-term liabilities consisted of the following at December 31:

In millions
	2019	2018
Contingent consideration	$7.4	$7.5
Environmental liabilities	27.2	28.2
Asset retirement obligations	19.4	19.1
Other long-term liabilities	10.2	15.9
Total other long-term liabilities	$64.2	$70.7

NOTE 9 – DEBT

Long-term debt consisted of the following at December 31:

In millions
	2019	2018
$1.2 billion senior credit facility, due in 2022	$758.7	$583.3
$1.3 billion term loan, due in 2022	1,172.2	902.5
$600 million Senior Notes, due in 2024	600.0	-
$125 million private placement notes, due in 2019 (repaid in June 2019, see below)	-	125.0
$225 million private placement notes, due in 2020 (repaid in June 2019, see below)	-	225.0
$150 million private placement notes, due in 2021 (repaid in June 2019, see below)	-	150.0
$125 million private placement notes, due in 2022 (repaid in June 2019, see below)	-	125.0
$200 million private placement notes, due in 2022 (repaid in June 2019, see below)	-	200.0
$100 million private placement notes, due in 2023 (repaid in June 2019, see below)	-	100.0
$150 million private placement notes, due in 2023 (repaid in June 2019, see below)	-	150.0
Promissory notes and deferred consideration, weighted average maturity of 2.49 and 2.74 years for 2019 and 2018	73.1	120.9
Foreign bank debt, weighted average maturity of 1.6 years for 2019 and 1.9 years for 2018	42.2	76.7
Obligations under finance leases (Note 6)	30.4	20.3
Total debt	2,676.6	2,778.7
Less: current portion of total debt	103.1	104.3
Less: unamortized debt issuance costs	14.2	10.5
Long-term portion of total debt	$2,559.3	$2,663.9

The weighted average interest rates on long-term debt, excluding finance leases, as of December 31, 2019 and 2018 were as follows:

2019 10-K Annual Report	Stericycle, Inc. • 98

PART II

	2019	2018
$1.2 billion senior credit facility, due in 2022 (variable rate based on LIBOR)	3.57%	3.77%
$1.3 billion term loan, due in 2022 (variable rate based on LIBOR)	3.44%	4.07%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	–
$125 million private placement notes, due in 2019	–	3.43%
$225 million private placement notes, due in 2020	–	5.22%
$150 million private placement notes, due in 2021	–	3.64%
$125 million private placement notes, due in 2022	–	4.01%
$200 million private placement notes, due in 2022	–	3.47%
$100 million private placement notes, due in 2023	–	3.54%
$150 million private placement notes, due in 2023	–	3.93%
Promissory notes and deferred consideration (fixed rate)	1.81%	1.79%
Foreign bank debt (variable rate)	4.43%	5.81%

Credit Agreement

The Company entered into the Credit Agreement, as amended which provided for a term loan facility of $950.0 million and a revolving credit facility of $1.2 billion. The obligations under the Credit Agreement are secured and the Company is required to meet certain covenants including the requirement to maintain the Consolidated Leverage Ratio below a maximum threshold.

On February 25, 2020, the Company executed a Fifth Amendment which amended the Credit Agreement to, among other things:

•	increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until the end of the first quarter of 2022 and 4.50 to 1.00 thereafter.
•

upon the consummation of the divesture of the ESOL Disposal Group, each of the foregoing maximum permitted Consolidated Leverage Ratio levels will step down to 4.75 to 1.00 and 4.25 to 1.00, respectively.

•	allow for continuation of the $200 million of cash add backs to EBITDA through December 31, 2020, and addbacks of $100 million until December 31, 2021, with no further addbacks thereafter.
•	increase the leverage ratio pricing tier of greater than 4.50 to 1.00 by 0.125%,
•

grant a first-priority security interest to the administrative agent for the benefit of the lenders in substantially all of the personal property of the Company and certain of its material domestic subsidiaries, including certain equity interests held by those entities.

We expect to incur facility and other fees of approximately $2.0 million in connection with the execution of the Fifth Amendment.

As of December 31, 2019, the Company was in compliance with its Consolidated Leverage Ratio covenant, with an actual ratio of 4.45 to 1.00, which was below the allowed maximum ratio of 5.00 to 1.00 as set forth in the Fifth Amendment.

Senior Notes

During 2019, the Company issued $600.0 million at par of aggregate principal Senior Notes, due July 2024, which are unsecured and bear interest at 5.375% per annum, payable on January 15 and July 15 of each year.  The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current domestic subsidiaries that guarantee the Company’s Senior Credit Facility.  The Indenture limits the ability of the Company and its subsidiaries to incur certain liens, enter into certain sale and leaseback transactions, and consolidate, merge or sell all or substantially all of their assets.

The Senior Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or

2019 10-K Annual Report	Stericycle, Inc. • 99

PART II

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

In connection with the issuance of the Senior Notes, the Company incurred $ 7.1 million of direct issuance costs, which have been capitalized in unamortized debt issuance costs and are being amortized to Interest expense, net over the term of the Senior Notes.

Private Placement Notes

In addition, during 2019 the Company repaid in full $1.075 billion of the outstanding private placement notes using the net proceeds from the Senior Notes and the incremental Term Loan together with additional borrowings under the Senior Credit Facility.

In connection with the repayment of the private placement notes, the Company incurred a loss on early extinguishment of debt of $23.1 million comprising make whole premiums, payable under the terms of certain of the private placement notes, of $20.4 million and the write-off of $2.7 million of unamortized debt issuance costs associated with the private placement notes.

In addition, $3.4 million, representing the unamortized portion of premiums associated with interest rate locks executed in connection with the issuance of certain of the private placement notes, was recorded in Interest expense, net.  These amounts were previously included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Other Matters

Amounts committed to outstanding letters of credit and the unused portion of our Senior Credit Facility at December 31 were as follows:

In millions
	2019	2018
Outstanding letters of credit under Senior Credit Facility	$33.0	$63.1
Unused portion of the Revolving Credit Facility	408.3	553.6

2019 10-K Annual Report	Stericycle, Inc. • 100

PART II

Payments due on long-term debt, excluding finance lease obligations, during each of the five years subsequent to December 31, 2019 are as follows:

In millions
2020	$98.0
2021	126.7
2022	1,809.9
2023	5.1
2024	605.2
Thereafter	1.3
Total	$2,646.2

NOTE 10 – INCOME TAXES

The U.S. and International components of loss before income taxes consisted of the following for the years ended, December 31:

In millions
	2019	2018	2017
United States	$(150.5)	$(189.1)	$(9.6)
Foreign	(212.3)	(86.3)	(98.3)
Total loss before income taxes	$(362.8)	$(275.4)	$(107.9)

Significant components of the Company’s income tax benefit (expense) for the years ended December 31, are as follows:

In millions
	2019	2018	2017
Current
United States - federal	$-	$-	$(107.0)
United States - state and local	(10.7)	(0.4)	(10.0)
Foreign	(6.4)	(8.5)	(7.1)
	(17.1)	(8.9)	(124.1)
Deferred
United States - federal	23.9	24.4	256.1
United States - state and local	8.0	11.2	9.8
Foreign	2.0	3.1	9.1
	33.9	38.7	275.0
Total benefit	$16.8	$29.8	$150.9

2019 10-K Annual Report	Stericycle, Inc. • 101

PART II

A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, are as follows:

	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
Effect of:
State and local taxes, net of federal tax effect	1.2%	4.2%	3.9%
Foreign tax rates	5.1%	4.2%	(2.7%)
Permanent - other items	(4.2%)	0.5%	(2.1%)
Permanent - goodwill impairment	(14.1%)	(9.1%)	(12.0%)
Tax Act	-	(3.2%)	120.3%
Valuation allowance	(1.2%)	(7.5%)	(4.6%)
Divestitures	1.2%	-	-
Stock-based compensation	(1.0%)	1.2%	(0.6%)
Other	(3.4%)	(0.5%)	2.7%
Effective tax rate	4.6%	10.8%	139.9%

Deferred tax liabilities and assets at December 31, were as follows:

In millions
	2019	2018
Deferred tax liabilities:
Property, plant and equipment	$(68.1)	$(68.9)
Goodwill and intangibles	(417.9)	(395.1)
Leases - right of use asset	(84.5)	-
Other	(10.9)	(22.7)
Total deferred tax liabilities	(581.4)	(486.7)
Deferred tax assets:
Accrued liabilities	87.8	84.4
Leases - right of use liability	88.7	-
Net operating tax loss carry-forwards	116.2	88.9
Interest expense carry-forward	31.2	13.4
Other	11.4	39.9
Less: valuation allowance	(39.4)	(35.3)
Total deferred tax assets	295.9	191.3
Net deferred tax liabilities	$(285.5)	$(295.4)

The valuation allowance increased $4.1 million during the year ended December 31, 2019, primarily due to non-benefited foreign losses.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes included, but were not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

2019 10-K Annual Report	Stericycle, Inc. • 102

PART II

In accordance with SAB 118 and the Company’s understanding of the Tax Act and guidance available, the Company calculated the provisional estimate of the tax impact of the Tax Act on its year end 2017 income tax benefit/provision and as a result recognized an income tax (benefit) of ($129.8) million in the fourth quarter of 2017, the period in which the legislation was enacted.  The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the related expected foreign withholding taxes on such earnings are reflected in the table below.

The net tax benefit recognized during the year ended December 31, 2017, related to the Tax Act was as follows:

In millions
Remeasurement of net deferred tax liabilities due to enacted rate reduction	$167.7
Section 965 transition tax on foreign earnings	(24.3)
Foreign withholding taxes on such earnings	(13.6)
Net tax benefit from the Tax Act	$129.8

During the year ended December 31, 2018, the Company adjusted the provisional amounts recognized as of December 31, 2017 for the one-time transition tax, deferred taxes and foreign withholding taxes. These adjustments resulted in a net charge to the tax provision of $8.8 million. As of December 31, 2018, the accounting for the various elements of the Tax Act was complete. Adjustments may be necessary in future periods due to potential technical corrections to the Tax Act and/or regulatory guidance that may be issued by the U.S. Internal Revenue Service.

Prior to the enactment of the Tax Act, the Company treated the undistributed earnings from foreign subsidiaries as indefinitely reinvested.  The Company continues to assert permanent reinvestment in its first tier subsidiaries, but lifts the assertion on deferred foreign earnings that were taxed under the Tax Act on lower tier subsidiaries.  A withholding tax accrual has been recorded where appropriate.  The Company has not provided for deferred taxes on outside basis differences for investments in its foreign subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested.  A determination of the unrecognized deferred taxes related to these other components of outstanding basis difference is not practicable to calculate.

At December 31, 2019, the net operating loss carry-forwards from both foreign and domestic operations are approximately $379.4 million and certain of these net operating loss carry-forwards begin to expire in 2021.  The tax benefit of these net operating losses is approximately $116.2 million at December 31, 2019, on which a valuation allowance of $30.8 million was recognized offsetting such tax benefit.

We file income tax returns in the United States, in various states and in certain foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2015.

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

The total amount of unrecognized tax benefit at December 31, 2019 is $62.7 million.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is approximately $61.3

2019 10-K Annual Report	Stericycle, Inc. • 103

PART II

million.  We recognized interest and penalties related to income tax reserves in the amount of $(0.7) million, $0.8 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, as a component of income tax expense.

The following table summarizes the aggregate changes in unrecognized tax benefits during the years ended December 31, 2019 and 2018:

In millions
Unrecognized tax positions as of January 1, 2018	$27.4
Gross increases - tax positions in prior periods	1.1
Gross increases - current period tax positions	43.5
Settlement	(2.0)
Lapse of statute of limitations	(5.3)
Unrecognized tax positions as of December 31, 2018	64.7
Gross increases (decreases) - tax positions in prior periods	1.2
Gross increases - current period tax positions	4.6
Settlement	(0.2)
Lapse of statute of limitations	(7.6)
Unrecognized tax positions as of December 31, 2019	$62.7

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

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has agreed to review the position and discussions are ongoing.

As of December 31, 2019 and 2018, the Company has established a long-term receivable and an amount within the uncertain tax positions to reflect its estimate of the potential refund should its claim be successful. Any positive income tax benefit resulting from the claim in a future period will be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

2019 10-K Annual Report	Stericycle, Inc. • 104

PART II

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

At December 31, 2018, the Company had recognized a $0.3 million asset related to the fair value, established using Level 2 inputs, of a U.S. dollar-Canadian dollar foreign currency swap which was classified as Other assets. The objective of the swap was to offset the foreign exchange risk to the U.S. dollar equivalent cash outflows for our Canadian subsidiary. The swap was fully amortized as of December 31, 2019.

Our contingent consideration liabilities are reassessed at the end of every reporting period and are recorded using Level 3 inputs. The amounts are classified as either Other current liabilities or Other liabilities and are presented as follows as of December 31:

In millions
	2019	2018
Other current liabilities	$0.6	$2.8
Other liabilities (see Note 8)	7.4	7.5
Total contingent consideration	$8.0	$10.3

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

If the financial performance measures were all fully met, the maximum aggregate liability would be $10.7 million at December 31, 2019.

Changes to contingent consideration are reflected in the table below:

In millions
Contingent consideration as of January 1, 2018	$12.4
Purchase accounting adjustments	(0.4)
Decrease due to payments	(1.3)
Change in fair value reflected in SG&A	0.2
Other	(0.6)
Contingent consideration as of December 31, 2018	10.3
Decrease due to payments	(2.3)
Contingent consideration as of December 31, 2019	$8.0

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions, the classification of disposal groups as held-for-sale, or the re-measurement of assets resulting in impairment charges.  See Note 3 – Acquisitions, Note 4 – Restructuring and Divestitures, Note 5 Property, Plant and Equipment, and Note 7 Goodwill And Other Intangible Assets for further discussion of the fair value of assets and liabilities associated with Acquisitions and Assets Held for Sale. These values are generated using Level 3 inputs.

Fair Value of Debt: The estimated fair value of the Company’s debt obligations, using Level 2 inputs, compared to the carrying amount at December 31 was as follows:

2019 10-K Annual Report	Stericycle, Inc. • 105

PART II

In billions
	2019	2018
Fair value of debt obligations	$2.73	$2.75
Carrying value of debt obligations	2.68	2.78

The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Accounts receivable, accounts payable and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value, using Level 3 inputs.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

The Company records a liability for environmental remediation when such liability becomes probable and the costs or damages can be reasonably estimated.  The Company accrues environmental remediation costs, on an undiscounted basis, associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated, but the timing of such payments is not fixed and determinable.  Such liabilities are based on currently available information, estimated timing of remedial actions, existing technology, and enacted laws and regulations.

Environmental remediation liabilities in total at December 31 were presented as follows:

In millions
	2019	2018
Accrued liabilities - other (Note 8)	$4.7	$5.3
Other long term liabilities (Note 8)	27.2	28.2
Total environmental liabilities	$31.9	$33.5

We project estimated payments over approximately 30 years.

Asset Retirement Obligations

The Company has asset retirement obligations that it is required to perform under law or contract once an asset is permanently taken out of service.  Most of these obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.

At December 31, 2019 and 2018, the total asset retirement obligation liabilities recognized were $19.4 million and $19.1 million, respectively, and were included in Other long term liabilities on the Consolidated Balance Sheets (see Note 8 – Accrued Liabilities and Other Long Term Liabilities).

2019 10-K Annual Report	Stericycle, Inc. • 106

PART II

Unconditional Purchase Commitments

The Company has entered into non-cancelable arrangements with third-parties, primarily related to information technology products and services. As of December 31, 2019, future payments under these contractual obligations, which are not recognized on the Consolidated Balance Sheets, were as follows:

In millions
2020	$159.1
2021	29.7
2022	22.9
2023	9.3
2024	8.3
Thereafter	-
$229.3

Letters of Credit, Surety Bonds and Bank Guarantees

As of December 31, 2019 and 2018, the Company had $33.0 million and $63.1 million, respectively, of stand-by letters of credit outstanding against our senior credit facility (see Note 9 – Debt). At December 31, 2019 and 2018 we also had $52.3 million and $52.2 million, respectively, of stand-by letters of credit outstanding against another facility which was entered into during 2018. In addition, at December 31, 2019 and 2018 we had, $72.3 million and $63.7 million, respectively, of surety bonds, and $19.3 million and $19.5 million, respectively, of bank guarantees. The bank guarantees are issued mostly by the Company’s international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance and financial guarantees. Neither the bank guarantees nor the surety bonds affect the Company’s ability to use its various lines of credit.

NOTE 13 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PROGRAMS

Defined Contribution Plans:

The Company has a 401(k) defined contribution retirement savings plan (the “Plan”) covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations.  The Company may contribute up to 50% of compensation contributed to the Plan by each employee up to a maximum of $3,000 per annum.  During the years ended December 31, 2019, 2018 and 2017, our contributions were $11.0 million, $10.6 million, and $8.9 million, respectively.

The Company also has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations.  During the years ended December 31, 2019, 2018 and 2017, total contributions made by the Company for these plans were approximately $5.0 million, $3.1 million, and $3.4 million, respectively.

Multiemployer Defined Benefit Pension Plans:

The Company participates in two trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. The risks of participating in these Multiemployer Pension Plans are different from single-employer plans in that (i) assets contributed to the Multiemployer Pension Plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the Multiemployer Pension Plans, the unfunded obligations of the Multiemployer Pension Plan may be required to be assumed by the remaining participating employers and (iii) if the Company chooses to stop participating in any of its Multiemployer Pension Plans or if any event should significantly reduce or eliminate the need to participate (such as employee layoffs or closure

2019 10-K Annual Report	Stericycle, Inc. • 107

PART II

of a location), the Company may be required to pay those plans a withdrawal amount based on the underfunded status of the plan.  Based upon the most recent information available, one of the plans the Company participates in is in “critical” status due to an accumulated funding deficiency and has adopted a rehabilitation plan to address the funding deficiency position.

The following table outlines the Company’s participation in Multiemployer Pension Plans:

			Pension Protection Act Zone Status (1), (3)			Company Contributions (4) (in millions)
	Plan Employer ID Number	Plan #	2019	2018	FIP/RP Status (2)	2019	2018	Expiration Date of Collective Bargaining Agreements
Pension Plan Private Sanitation Union, Local 813 IBT	13-1975659	1	Red/ Critical	Red/ Critical	Implemented	$0.6	$0.6	3/31/2020 and 6/30/2022
Nurses And Local 813 IBT Retirement Plan	13-3628926	1	Green	Green	N/A	$-	$-	various dates
(1)

Zone status is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded.  Plans in the red zone are less than 65% funded, while plans in the green zone are at least 80% funded. Status is based on information received from the Multiemployer Pension Plans and is certified by the pension plans actuary.

(2)

The "FIP/RP Status" column indicates Multiemployer Pension Plans for which a Funding Improvement Plan ("FIP”) or a Rehabilitation Plan ("RP") has been implemented or is pending.  The most recent Pension Protection Act zone status available in 2019 and 2018 is for the plans’ year-end December 31, 2018 and 2017, respectively.

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

(4)

The Company was listed in the Form 5500 for the Pension Plan Private Sanitation Union Local 813 IBT as individually significant for contributing more than 5% of total contributions to such plan during the plan years ended December 31, 2018 and 2017.  At the date these financial statements were issued, Forms 5500 were not available for the Multiemployer Pension Plans for the year ended December 31, 2019.

NOTE 14 – STOCK BASED COMPENSATION

At December 31, 2019, the Company had the following incentive stock plans:

•	the 2017 Plan;
•	the 2014 Plan;
•	the 2011 Plan;
•	the 2008 Plan;
•	the 2005 Plan; and
•	the 2000 Plan.

2019 10-K Annual Report	Stericycle, Inc. • 108

PART II

At December 31, 2019, the Company had reserved a total of 3,043,981 shares for issuance under its incentive stock plans.

The Plans provide for the grant of NSOs, ISOs, RSUs, and PSUs intended to qualify under Section 422 of the Internal Revenue Code; and the 2000 Plan provides for the grant of NSOs.  The Plans authorize awards to the Company’s officers, employees and consultants, and to the Company’s directors.

The exercise price per share of an option granted under any of the Plans may not be less than the closing price of a share of the Company’s common stock on the date of grant.  The maximum term of an option granted under any of the Plans may not exceed 8 or 10 years.  An option may be exercised only when it is vested and, in the case of an option granted to an employee (including an officer), only while he or she remains an employee and for a limited period following the termination of his or her employment.  New shares are issued upon exercise of stock options.

Employee Stock Purchase Plan:

In October 2000, our Board of Directors adopted the ESPP, which our stockholders approved in May 2001, and was made effective as of July 1, 2001.  The ESPP authorizes 1,299,999 shares of our common stock, which substantially all employees may purchase through payroll deductions at a price equal to 85% of the fair market values of the stock as of the end of the six-month offering period.  An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period.  During 2019, 2018 and 2017, 97,669 shares, 131,959 shares, and 109,762 shares, respectively, were issued through the ESPP.  In May 2017, our shareholders approved an amendment to the ESPP which authorizes the issuance of an additional 300,000 shares.  At December 31, 2019, we had 63,703 shares available for issuance under the ESPP plan.

In March 2016, our Board of Directors approved the Canada ESPP, which our stockholders approved in May 2016.  The Canada ESPP authorizes 100,000 shares of our common stock which substantially all Canadian employees may purchase through payroll deductions, at a price equal to 95% of the fair market values of the stock at the end of the six-month offering period.  An employee's payroll deductions, and stock purchase, may not exceed $5,000 during any offering period.  During 2019, 2018, and 2017, 1,073 shares, 2,283 shares, and 1,766 shares, respectively, were issued through the Canada ESPP.  At December 31, 2019, we had 94,122 shares available for issuance under the Canada ESPP plan.

Stock-Based Compensation Expense:

During 2019, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding.

The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs, and the ESPP and Canada ESPP included in the Consolidated Statements of (Loss) Income:

In millions
	Year Ended December 31,
	2019	2018	2017
Selling, general and administrative - stock option plans	$8.0	$10.8	$14.7
Selling, general and administrative - RSUs	7.8	7.2	5.2
Selling, general and administrative - PSUs	0.5	5.1	0.2
Selling, general and administrative - ESPP and Canada ESPP	0.8	1.0	1.2
Total pre-tax expense	$17.1	$24.1	$21.3

2019 10-K Annual Report	Stericycle, Inc. • 109

PART II

During the years ended December 31, 2019, 2018 and 2017, the impact of forfeitures of stock option plans and RSUs was a reduction to expense of $6.7 million, $3.5 million, and $1.8 million, respectively.

Stock Options:

Options granted to non-employee directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.

Stock option activity for the year ended December 31, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2019	4,896,386	$95.85
Granted	340,652	$49.01
Exercised	(337,069)	$51.94
Forfeited	(453,662)	$86.51
Cancelled or expired	(478,882)	$98.99
Outstanding as of December 31, 2019	3,967,425	$96.32	3.00	$5.9
Exercisable as of December 31, 2019	3,192,394	$101.61	2.32	$0.8

At December 31, 2019, there was $8.9 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.2 years.

The following table sets forth the intrinsic value of options exercised for the years ended December 31:

In millions
	2019	2018	2017
Total exercise intrinsic value of options exercised	$2.1	$4.7	$4.8

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

The Company uses historical data to estimate expected life and volatility. The estimated fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

	Year Ended December 31,
	2019	2018	2017
Stock options granted (shares)	340,652	430,337	456,424
Weighted average fair value at grant date	$14.41	$16.79	$19.46
Assumptions:
Expected term (in years)	4.40	4.89	4.82
Expected volatility	30.99%	25.52%	22.68%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	2.35%	2.64%	1.90%

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

2019 10-K Annual Report	Stericycle, Inc. • 110

PART II

RSUs activity during the year ended December 31, 2019, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested as of January 1, 2019	429,810	$72.02
Granted	266,033	$48.68
Vested and Released	(109,142)	$72.83
Forfeited	(147,621)	$67.27
Non-vested as of December 31, 2019	439,080	$59.09	1.35	$28.0

At December 31, 2019, there was $18.2 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.5 years.  The fair value of units that vested during the years ended December 31, 2019, 2018, and 2017 was $5.3 million, $4.2 million, and $2.9 million, respectively.

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

PSUs activity during the year ended December 31, 2019, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2019	115,508	$63.77
Granted	157,451	$48.59
Vested and Released	(65,095)	$63.38
Forfeited (including performance goal not achieved)	(91,815)	$57.37
Non-vested as of December 31, 2019	116,049	$48.46

The table above reflects the maximum number of shares which could be granted upon vesting of the executive and Business Transformation PSU’s for which performance goals related to 2019 have been established.  At December 31, 2019, approximately 213,000 of additional PSUs exist which will vest in tranches based upon achievement of performance goals to be established for fiscal years 2020 and 2021.

NOTE 15 – PREFERRED STOCK

At December 31, 2019, the Company had 1,000,000 authorized shares of preferred stock and zero shares issued and outstanding.

2019 10-K Annual Report	Stericycle, Inc. • 111

PART II

Series A Mandatory Convertible Preferred Stock Offering:  On September 15, 2015, the Company completed a registered public offering of 7,700,000 depositary shares, each representing a 1/10th interest in a share of 5.25% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a public offering price of $100.00 per depository share for total gross proceeds of $770.0 million.

On September 14, 2018, in accordance with their terms of issue, 638,190 shares of the Company’s Series A Preferred Stock, representing all of the preferred stock outstanding as of that date, were converted into a total of 4.7 million shares of the Company’s common stock at a ratio of 7.3394 shares of common stock for each share of Series A Preferred Stock.

Prior to the conversion referenced above, dividends on shares of the Series A Preferred Stock were payable on a cumulative basis when, as and if declared by the Company’s Board of Directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.00 per share with respect to the depositary shares).  The dividends were payable in cash, or subject to certain limitations, in shares of common stock, or any combination of cash and shares of common stock, on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2015, and to, and including, September 15, 2018.

The Company declared and paid dividends of $25.5 million and $36.3 million to the Series A Preferred Stock shareholders during the years ended December 31, 2018, and 2017, respectively.

The following table provides information about the Company’s repurchases of depository shares of Series A Preferred stock, prior to the conversion referenced above, during the year ended December 31, 2018:

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

For the year ended December 31, 2018, repurchases of the Company’s depository shares resulted in increases in retained earnings of $16.9 million, because the Company redeemed the depository shares at a discount.  The 351,900 depository shares repurchased during 2018 were equivalent to 35,190 shares of Series A Preferred Stock.

NOTE 16 – (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings  per share is computed by dividing income available to common shareholders by the weighted-

2019 10-K Annual Report	Stericycle, Inc. • 112

PART II

average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s ESPP and Canada ESPP, RSUs, PSUs, and the impact of the Series A Preferred Stock prior to conversion on September 14, 2018.  The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.  For the issue of Series A Preferred Stock, we used the "if-converted method", weighted for the period prior to conversion.  Under the if-converted method, the preferred dividend applicable to Series A Preferred Stock was added back as an adjustment to the numerator.  The Series A Preferred Stock shares were assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance, and through their conversion on September 14, 2018, for the year ended December 31, 2018, these common shares are weighted for the period the Series A Preferred Stock was outstanding with the resulting weighted average common shares included in the denominator.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.  The numerator was also adjusted for any premium or discount arising from redemption of the Series A Preferred Stock.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

In millions, except per share data
	Year Ended December 31,
	2019	2018	2017
Numerator:
Net (loss) income attributable to Stericycle, Inc.	$(346.8)	$(244.7)	$42.4
Mandatory convertible preferred stock dividend	-	(25.5)	(36.3)
Gain on repurchase of preferred stock	-	16.9	17.3
Numerator for basic (loss) earnings per share attributable to Stericycle, Inc. common shareholders	$(346.8)	$(253.3)	$23.4
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares (1)	91.0	87.1	85.3
Effect of dilutive securities:
Stock-based compensation awards (2)	-	-	0.3
Mandatory convertible preferred stock (3)	-	-	-
Denominator for diluted (loss) earnings per share - adjusted weighted average shares and after assumed exercises	91.0	87.1	85.6
(Loss) earnings per share – Basic	$(3.81)	$(2.91)	$0.27
(Loss) earnings per share – Diluted	$(3.81)	$(2.91)	$0.27
(1)

For the year ended December 31, 2018, the denominator for basic (loss) earnings per share includes 1.4 million shares representing the weighted-average impact of the common shares outstanding as a result of the Series A Preferred Stock conversion on September 14, 2018.

(2)

For the years ended December 31, 2019 and 2018 options to purchase shares and awards (in thousands) of 74 and 124, respectively, were excluded from the computation of diluted (loss) earnings per share due to the net loss incurred for the year.

(3)

For the years ended December 31, 2018 and 2017, the weighted average common shares (in thousands) issuable upon the assumed conversion of the Series A Preferred Stock totaling, 3,367 and 5,104, respectively, were excluded from the computation of diluted (loss) earnings per share as such conversion would have been anti-dilutive.

2019 10-K Annual Report	Stericycle, Inc. • 113

PART II

For the years ended December 31, 2019, 2018, and 2017, options to purchase shares (in thousands) of 4,507, 4,664, and 4,724, respectively, at exercise prices of $44.01-$141.56, $47.52-$141.56, and $62.50-$141.56, respectively, were not included in the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2019, 2018, and 2017, RSUs (in thousands) of 98, 169, and 218, respectively, were not included in the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive.

During the years ended December 31, 2019, 2018, and 2017, the Company had outstanding PSUs (in thousands) that were eligible to vest into a maximum of 116, 116, and 11 shares of common stock, respectively, subject to the achievement of specified performance conditions.  Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period or if the Company incurred a net loss attributable to its common shareholders. These outstanding PSUs have been excluded from the (loss) earnings per share calculation for the years ended December 31, 2019, 2018 and 2017 as the performance conditions were not satisfied as of the end of the respective periods.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the changes in the components of accumulated other comprehensive loss:

In millions
	Currency Translation (Loss) Income Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of January 1, 2017	$(362.3)	$(5.3)	$(367.6)
Period change	79.3	1.3	80.6
Balance as of December 31, 2017	(283.0)	(4.0)	(287.0)
Period change	(79.3)	1.0	(78.3)
Balance as of December 31, 2018	(362.3)	(3.0)	(365.3)
Accelerated amortization of interest rate lock premiums	-	2.3	2.3
Cumulative currency translation loss realized through disposition of Mexico operations	18.9	-	18.9
Cumulative currency translation loss realized through disposition of Chile operations	16.8	-	16.8
Period change	8.5	0.7	9.2
Balance as of December 31, 2019	$(318.1)	$-	$(318.1)

NOTE 18 – SEGMENT REPORTING

The Company evaluates, oversees and manages the financial performance of three operating segments – North America RWCS (formerly Domestic and Canada RWCS), International RWCS, and Domestic Communication and Related Services.

The North America, and International Regulated Waste and Compliance Services segments offer the following services: Medical waste management services (including reusable sharps disposal management services), Pharmaceutical waste services, Compliance programs under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed, and EnviroAssure brand names, Retail and Healthcare – Hazardous

2019 10-K Annual Report	Stericycle, Inc. • 114

PART II

waste and compliance solutions, Industrial and manufacturing hazardous waste management and Secure Information Destruction

The Domestic Communication and Related Services segment offers Appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and IDN’s as well as Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products.

Domestic Communication and Related Services does not consistently meet the quantitative criteria to be a separate reportable segment and therefore is included in the “All Other” reporting segment along with costs related to corporate support, shared services functions, and stock-based compensation.

The Company’s measure of segment profitability is Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”).  Adjusted EBITDA is Income from operations excluding certain specified items, Depreciation and Intangible Amortization.

The following tables show financial information for the Company's reportable segments:

In millions
	Year Ended December 31,
	2019	2018	2017
Revenues
North America RWCS	$2,544.2	$2,574.1	$2,551.9
International RWCS	579.3	655.1	707.6
All Other	185.4	256.7	321.2
Total	$3,308.9	$3,485.9	$3,580.7
Depreciation
North America RWCS	$77.2	$72.5	$80.3
International RWCS	27.8	29.7	30.9
All Other	20.8	23.4	19.9
Total(1)	$125.8	$125.6	$131.1
Intangible Amortization
North America RWCS	$103.1	$96.7	$87.6
International RWCS	34.1	25.3	22.7
All Other	8.0	8.3	8.1
Total	$145.2	$130.3	$118.4
Adjusted EBITDA
North America RWCS	$643.2	$782.4	$809.5
International RWCS	99.0	95.6	93.7
All Other	(164.4)	(133.4)	(91.2)
Total	$577.8	$744.6	$812.0
Total Assets
North America RWCS	$5,085.2	$5,062.5	$4,995.0
International RWCS	988.8	1,110.4	1,333.1
All Other	363.0	282.6	660.2
Total	$6,437.0	$6,455.5	$6,988.3

2019 10-K Annual Report	Stericycle, Inc. • 115

PART II

The following table reconciles the Company's primary measure of segment profitability (Adjusted EBITDA) to Loss from operations:

In millions
	Year Ended December 31,
	2019	2018	2017
Total Reportable Segment Adjusted EBITDA	$577.8	$744.6	$812.0
Depreciation(1)	(125.8)	(125.6)	(131.1)
Intangible Amortization	(145.2)	(130.3)	(118.4)
Business Transformation	(67.7)	(82.6)	(31.3)
Acquisition and Integration	(3.5)	(9.8)	(40.7)
Operational Optimization	(14.5)	(29.4)	(71.1)
Divestitures (including Divestiture Losses, net of Gains)	(114.7)	(20.5)	(9.5)
Litigation, Settlements and Regulatory Compliance	(28.2)	(93.2)	(327.7)
Asset Impairments	(22.1)	(26.5)	-
Goodwill Impairment	(228.3)	(358.7)	(65.0)
Other	(39.7)	(29.1)	(24.8)
Loss from operations	$(211.9)	$(161.1)	$(7.6)

(1)	Excludes depreciation of $1.8 million for the year ended December 31, 2019, which is included as part of Business Transformation.

NOTE 19 – GEOGRAPHIC AREA AND SERVICES INFORMATION

The following table presents consolidated revenues and long-lived assets by geographic region:

In millions
	Year Ended December 31,
	2019	2018	2017
Revenues
U.S.	$2,578.0	$2,673.6	$2,716.9
International:
Europe	379.3	415.5	436.2
Other international countries	351.5	396.8	427.6
Total international	730.9	812.3	863.8
Total	$3,308.9	$3,485.9	$3,580.7
Long-Lived and Indefinite-Lived Assets
U.S.	$4,696.4	$4,501.1	$4,821.6
International:
Europe	636.5	612.7	711.8
Other international countries	305.2	489.6	603.1
Total international	941.7	1,102.3	1,314.9
Total	$5,638.1	$5,603.4	$6,136.5

The following table presents an analysis of consolidated revenues by service:

2019 10-K Annual Report	Stericycle, Inc. • 116

PART II

In millions
	Year Ended December 31,
	2019	2018	2017
Regulated Waste and Compliance Services	$1,892.8	$1,932.6	$2,023.6
Secure Information Destruction Services	901.9	911.0	823.4
Communication and Related Services	219.2	313.1	382.6
Manufacturing and Industrial Services	295.0	329.2	351.1
Revenues	$3,308.9	$3,485.9	$3,580.7

NOTE 20 – LEGAL PROCEEDINGS

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

Contract Class Action and Opt Out Lawsuits.  Beginning on March 12, 2013, the Company was served with several class action complaints filed in federal and state courts in several jurisdictions.  These complaints asserted, among other things, that the Company had imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act.  The complaints sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief.  These related actions were ultimately transferred to the United States District Court for the Northern District of Illinois for centralized pretrial proceedings (the “MDL Action”).

2019 10-K Annual Report	Stericycle, Inc. • 117

PART II

The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached a settlement agreement, as previously disclosed, which settlement agreement obtained court approval on March 8, 2018 (the “Settlement”).  Under the terms of the Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Settlement to avoid the cost and uncertainty of litigation.

Certain class members who have opted out of the Final Settlement have filed lawsuits against the Company, and the Company will defend and resolve those actions.  The Company has accrued its estimate of the probable loss for these collective matters, which is not material.

Securities Class Action and Opt Out Lawsuits.  On July 11, 2016, two purported stockholders filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois, which was subsequently amended.  As amended, the complaint purported to assert claims on behalf of all purchasers of the Company’s publicly traded securities between February 7, 2013 and February 21, 2018, inclusive, and all those who purchased securities in the Company’s public offering of depositary shares on or around September 15, 2015.  The complaint named as defendants the Company, its directors and certain of its current and former officers, and certain of the underwriters in the public offering.  The complaint purported to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, promulgated thereunder.  The complaint alleged, among other things, that the Company imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts, and that defendants failed to disclose those alleged practices in public filings and other statements issued during the proposed class period.

Defendants filed a motion to dismiss.  Before the court had ruled on the pending motion to dismiss, the parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached a settlement agreement as previously disclosed (the “Securities Class Action Settlement”).  The court held a final fairness hearing on July 22, 2019, at which it granted final approval of the Settlement and took under advisement the amount of attorneys’ fees to be awarded to plaintiffs’ counsel from the settlement fund.  Under the terms of the Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Settlement to avoid the cost and uncertainty of litigation.

Certain class members who have opted out of the Final Settlement have filed lawsuits against the Company, and the Company will defend and resolve those actions. The Company has not accrued any amounts in respect of these lawsuits, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur.

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

2019 10-K Annual Report	Stericycle, Inc. • 118

PART II

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

Environmental and Regulatory Matters.  The Company’s Environmental Solutions business is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, the generation, transportation and disposal of waste, and the cleanup of contaminated soil and groundwater and protection of the environment.  Because of the highly regulated nature of this business, the Company frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties.  The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties to which either the Company or the prior owners of certain of its facilities shipped wastes.  From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities.

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

2019 10-K Annual Report	Stericycle, Inc. • 119

PART II

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

On November 5, 2019, the Company appealed the fine to the state Pollution Control hearings Board.  A hearing is scheduled to take place in November, 2020.  The Company intends to vigorously defend itself against these allegations.

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

DEA Investigation – Rancho Cordova, California and Indianapolis, Indiana.  On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Rancho Cordova facility and an administrative inspection warrant at the Company’s facility in Indianapolis, Indiana for materials related to Stericycle’s business of shipping and destroying controlled substances.  On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility.  The Company is cooperating fully with the DEA and DTSC in response to their investigations of Stericycle, including with the government’s activity at the Company’s Rancho Cordova and Indianapolis facilities.

The Company has not accrued any amounts in respect of these investigations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.  The Company is

2019 10-K Annual Report	Stericycle, Inc. • 120

PART II

unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in the Company’s judgment, the factual and legal allegations asserted by plaintiffs are sufficiently unique that it is unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

The Company intends to vigorously defend itself against these allegations and actions.

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2019 and 2018:

In millions, except per share data
	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019	Year 2019
Revenues	$830.1	$845.8	$833.1	$799.9	$3,308.9
Gross profit	297.1	302.6	295.3	279.5	1,174.5
Goodwill impairment	20.9	-	-	207.4	228.3
Divestiture losses, net of (gains)	(5.4)	0.3	83.2	24.9	103.0
Loss on early extinguishment of debt	-	23.1	-	-	23.1
Net loss attributable to Stericycle, Inc. common shareholders	(37.8)	(30.5)	(59.2)	(219.3)	(346.8)
* Basic loss per common share	$(0.42)	$(0.33)	$(0.65)	$(2.41)	$(3.81)
* Diluted loss per common share	$(0.42)	$(0.33)	$(0.65)	$(2.41)	$(3.81)

In millions, except per share data
	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018	Year 2018
Revenues	$895.0	$883.3	$854.9	$852.7	$3,485.9
Gross profit	358.5	353.3	335.5	328.7	1,376.0
Goodwill impairment	-	-	-	358.7	358.7
Divestiture losses, net of (gains)	4.1	7.3	1.6	(0.2)	12.8
Net (loss) income attributable to Stericycle, Inc.	22.5	27.7	23.5	(318.4)	(244.7)
Preferred stock dividend	(8.8)	(8.3)	(8.4)	-	(25.5)
Net (loss) income attributable to Stericycle, Inc. common shareholders	21.0	26.6	17.5	(318.4)	(253.3)
* Basic earnings (loss) per common share	$0.25	$0.31	$0.20	$(3.51)	$(2.91)
* Diluted earnings (loss) per common share	$0.25	$0.31	$0.20	$(3.51)	$(2.91)
*	EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

2019 10-K Annual Report	Stericycle, Inc. • 121

PART II

STERICYCLE, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

In millions
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2017	$49.6	$32.3	$2.7	$(19.4)	$65.2
2018	$65.2	$24.9	$(2.1)	$(16.1)	$71.9
2019	$71.9	$25.7	$(5.8)	$(23.9)	$67.9

(1)	Amounts consist primarily of currency translation adjustments and $4.1 million relating to divestitures undertaken during 2019.

In millions
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense(1)	Other Changes to Reserves (2)	Balance End of Period
2017	$15.4	$4.5	$(3.8)	$16.1
2018	$16.1	$20.6	$(1.4)	$35.3
2019	$35.3	$13.3	$(9.2)	$39.4

(1)	2019 amount includes a valuation allowance on Capital losses related to divestitures.
(2)

2019 amount consists primarily of release of valuation allowance on the Divestitures in Mexico and Chile. 2018 and 2017 amounts consist primarily of valuation allowances on acquired deferred tax assets from business combinations.

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

2019 10-K Annual Report	Stericycle, Inc. • 122

PART II

end of the period covered by this annual report, because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

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

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As of December 31, 2019, we have identified material weaknesses in internal controls related to:

(a)

not fully implementing and monitoring general information technology controls (GITCs) in the areas of user access and program change management for systems supporting all of the Company’s internal control processes. Our business process controls (automated and manual) are dependent on the affected GITCs and therefore are also deemed ineffective because they could have been adversely impacted by the ineffective GITCs; and

(b)

our Domestic Environmental Solutions component of the North America Regulated Waste and Compliance Services segment (further referred to within this Item as “Environmental Solutions”) related to not fully designing, implementing and monitoring controls relevant to our revenue (including the GITCs for systems supporting this process) and cost of disposal processes.  Environmental Solutions comprises approximately 17% of our consolidated revenues.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2019, our internal control over financial reporting was ineffective. Ernst & Young LLP, our independent registered public accounting firm has also issued an attestation report relating to our internal control over financial reporting as of December 31, 2019 (included elsewhere herein).

Changes in internal controls

Despite the material weaknesses described above, certain remediation activities occurred (as described below) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the fourth quarter.  Other than as described herein, there were no other changes that materially affected our internal controls over financial reporting during the fourth quarter of 2019.

2019 10-K Annual Report	Stericycle, Inc. • 123

PART II

Remediation Activities

Consistent with Stericycle’s Business Transformation, the Company advanced an Internal Control Transformation Program (“ICT Program”) to address its historical material weaknesses. This includes development and execution against a 2019 Internal Control Over Financial Reporting roadmap with defined milestones that allowed the Company to measure progress, engage key stakeholders timely throughout the year and foster accountability.  Further, in connection with our ICT Program, Stericycle focused on improving its overall control environment, re-designing and implementing control activities across business segments and establishing a strong, sustainable foundation for transition into our new ERP system (SAP) in 2020. Notwithstanding the material weaknesses described above the Company has highlighted below the significant remediation activities undertaken in 2019.

Financial Reporting Controls:

Our remediation actions related to improving the controls over our financial statement preparation and reporting process included the following:

•	Delivered additional and more frequent communications to the Audit Committee regarding our financial reporting and internal control environment and internal controls training to control owners.
•

Performed walkthroughs of our significant processes to identify the risks of material misstatement. Implemented certain new controls and re-designed and enhanced existing controls to sufficiently mitigate those risks as part of our SOX program efforts to drive accountability and efficiency.

•	Expanded our Corporate and Business Unit Finance, Accounting and Reporting, Information Technology and technical accounting teams through the hiring of additional experienced and qualified resources.
•	Continued the expanded use of specialist involvement in highly complex and technical areas of accounting, valuation and new accounting standards adoption.

General Information Technology Controls (GITCs):

Our remediation actions related to improving our GITCs included the following:

•

Improved consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to systems supporting all of the Company’s internal control processes.

•	Formalized IT Global Risk and Compliance office responsibilities within the IT function to provide governance, drive accountability and perform GITC compliance monitoring.
•	Delivered additional internal controls training.

Planned Remediation of Remaining Material Weaknesses

The most significant planned activities to improve user access will be the implementation of SAP in 2020, which will transition the Company from a manual disparate user access process to a real-time automated user access process for the Company’s core North America operations by the end of the year. In 2019, we also designed and implemented a technology enabled user entitlement review process which we will continue to mature for our international systems to support internal controls in 2020.

Because of the announced divestiture of our Environmental Solutions subsidiary as disclosed in Form 8-K dated February 2, 2020 and herein, the material weaknesses impacting the Company as of December 31, 2019 associated with Environmental Solutions will no longer impact the Company subsequent to the date the transaction closes, which is expected to be during the first quarter of 2020.

2019 10-K Annual Report	Stericycle, Inc. • 124

PART II

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

2019 10-K Annual Report	Stericycle, Inc. • 125

PART II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Stericycle, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.  Management has identified material weaknesses in internal controls related to (a) not fully implementing and monitoring general information technology controls (GITCs) in the areas of user access and program change management for systems supporting all of the Company’s internal control processes. The business process controls (automated and manual) are dependent on the affected GITCs and therefore are also deemed ineffective; and (b) the Domestic Environmental Solutions component of the North America Regulated Waste and Compliance Services segment related to not fully designing, implementing and monitoring controls relevant to revenue (including the GITCs for systems supporting this process) and cost of disposal processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a).  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 28, 2020, which expressed an unqualified opinion thereon.

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

2019 10-K Annual Report	Stericycle, Inc. • 126

PART II

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2020

Item 9B. Other Information

None.

2019 10-K Annual Report	Stericycle, Inc. • 127

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Report.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

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

The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Equity Compensation Plans

The following table summarizes information as of December 31, 2019 relating to our equity compensation plans pursuant to which stock option grants, restricted stock units, performance based restricted stock units or other rights to acquire shares of our common stock may be made or issued:

2019 10-K Annual Report	Stericycle, Inc. • 128

PART III

Equity Compensation Plan Information

In millions, except per share data
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	4.7	$89.81	3.2
(1)

These plans consist of our 2017 Incentive Compensation Plan, 2014 Incentive Compensation Plan, 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, the Employee Stock Purchase Plan and the Canadian Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption "Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

2019 10-K Annual Report	Stericycle, Inc. • 129

PART IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedule and Exhibits

We have filed the following financial statements and financial statement schedule as part of this report:

2019 10-K Annual Report	Stericycle, Inc. • 130

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

4.5	Description of the Company's Common Stock	x
4.6*

Indenture dated as of June 14, 2019 between Stericylce, the named guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 14, 2019

4.7*	Form of 5.375% Senior Notes due July 2024 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 14, 2019)
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

2019 10-K Annual Report	Stericycle, Inc. • 131

PART IV

10.4*

Third Amendment, dated as of December 19, 2018, to the Credit Agreement, dated as of November 17, 2017, as amended, entered into by Stericycle Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2018)

10.5*

Fourth Amendment, dated as of June 14, 2019, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 14, 2019)

10.6*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for 2001)
10.7*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.8*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.9*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.10*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.11*†	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.12*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.13*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.14*†	Stericycle, Inc. 2017 Long-Term Incentive Plan ("2017 Plan") (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.15*†	Form of agreement for stock option grant under 2005, 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for 2011)
10.16*†	Form of agreement for restricted stock unit award under 2008, 2011 and 2014 Plans (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2011)
10.17*†	Form of agreement for performance-based restricted stock unit award under 2011 and 2014 Plans (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for 2016)
10.18*†	Form of Agreement for Stock Option Grant under 2008 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 15, 2018)
10.19†	Form of Agreement for Stock Option Grant under 2011 Plan	x
10.20†	Form of Agreement for Stock Option Grant under 2014 Plan	x
10.21†	Form of Agreement for Stock Option Grant under 2017 Plan	x
10.22*†	Form of Agreement for Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 15, 2018)
10.23†	Form of Agreement for Performance-Based Restricted Stock Unit Award under 2017 Plan	x
10.24*†

Form of Agreement for Performance-Based Restricted Stock Unit Award (Business Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed March 15, 2018)

10.25*†	Form on Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.46 to our annual report on Form 10-K for 2018)
10.26†	Form on Agreement of Stock Option Grant under 2017 Plan	x
10.27*†	Bonus conversion program (2018 plan year) (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for 2017)
10.28*†	Amended and Restated Employee Stock Purchase Plan effective May 24, 2017 (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.29†	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.30*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.31*†	Form of Director Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K for 2017)

2019 10-K Annual Report	Stericycle, Inc. • 132

PART IV

10.32*†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for 2016)
10.33†	Executive Severance and Change in Control Plan (as amended)	x
10.34*†	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
10.35†	Form of Agreement for Stock Option Grant under 2011 Plan	x
10.36†	Form of Agreement for Stock Option Grant under 2014 Plan	x
10.37†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Spain)	x
10.38†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Executive)	x
10.39†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Non-Executive)	x
10.40†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Ireland Non-Executive)	x
10.41†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Canada Non-Executive)	x
10.42†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Singapore Non-Executive)	x
10.43†	Form of Agreement for Performance-Based Restricted Stock Unit Award (Business Transformation) under 2017 Plan	x
10.44†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Chile Non-Executive)	x
10.45*†

Confidential Transition Agreement and General Release dated February 28, 2019, between the Company and Charles A. Alutto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 28, 2019)

10.46*

Fifth Amendment, dated as of February 25, 2020, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 27, 2020)

10.47

Stock Option Award Agreement under Stericycle, Inc. 2017 Long Term Incentive Plan (Particippants Not Elligible for Executive Severance and CIC Plan) (incorporated by reference to Exhibit 10.47 to our annual report on Form 10-K for 2018)

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
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.

x
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	x

x	Filed herewith
*	Previously filed
†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K

Item 16. Form 10-K Summary

None.

2019 10-K Annual Report	Stericycle, Inc. • 133

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2020

STERICYCLE, INC.
(Registrant)
By: /s/ Janet H. Zelenka
Janet H. Zelenka
Executive Vice President and Chief Financial Officer

STERICYCLE, INC.
(Registrant)
By: /s/ Richard J. Hoffman
Richard J. Hoffman
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 28, 2020

Name	Title	Date

/s/ CINDY J. MILLER	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Cindy J. Miller

/s/ JANET H. ZELENKA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Janet H. Zelenka

/s/ RICHARD J. HOFFMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Richard J. Hoffman

/s/ ROBERT S. MURLEY	Chairman of the Board of Directors	February 28, 2020
Robert S. Murley

/s/ BRIAN P. ANDERSON	Director	February 28, 2020
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	February 28, 2020
Lynn D. Bleil

/s/ THOMAS F. CHEN	Director	February 28, 2020
Thomas F. Chen

/s/ J. Joel Hackney Jr.	Director	February 28, 2020
J. Joel Hackney Jr.

2019 10-K Annual Report	Stericycle, Inc. • 134

SIGNATURES

/s/ VERONICA M. HAGEN	Director	February 28, 2020
Veronica M. Hagen

/s/ STEPHEN C. HOOLEY	Director	February 28, 2020
Stephen C. Hooley

/s/ KAY G. PRIESTLY	Director	February 28, 2020
Kay G. Priestly

/s/ MIKE S. ZAFIROVSKI	Director	February 28, 2020
Mike S. Zafirovski

2019 10-K Annual Report	Stericycle, Inc. • 135