Form 10-Q
period 2020-03-31
STERICYCLE INC
filed 2020-05-07
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On May 4, 2020, there were 91,417,049 shares of the Registrant’s Common Stock outstanding.

2020 Q1 10-Q Report	Stericycle, Inc. • 2

Glossary of Defined Terms

Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2020 Q1 10-Q Report	Stericycle, Inc. • 3

Abbreviation	Description
2019 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2019
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
APAC	Asia Pacific
ASC 606	Accounting Standards Codification Topic 606 "Revenue from Contracts with Customers"
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASC 842	Accounting Standards Codification Section 842 "Leases"
ASU	Accounting Standards Update
Buyer	CEI Holding LLC, a Delaware limited liability company
CARES Act

U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020 which includes many measures to assist companies, including temporary changes to income and non-income-based tax laws.

Clean Air Act	The Clean Air Act of 1970
Consolidated Leverage Ratio

Consolidated Leverage Ratio means, as of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date, as defined in the Fifth Amendment.

COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement

Credit Agreement dated November 17, 2017 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto

CRS	Communication and Related Services
DEA	U.S. Drug Enforcement Agency
Disposal Group	The assets held-for-sale as part of the sale of Domestic Environmental Solutions
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DSO

Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after a sale has been made computed as the last twelve months of revenue divided by the Accounts Receivable balance.

EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPM	Enterprise Performance Management
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Fifth Amendment	Fifth Amendment to the Credit Agreement, dated as of February 25, 2020
HSA	Healthcare Service Agreement with Harsco
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including Puerto Rico and excluding Domestic CRS
Other	Operating segment Domestic CRS combined with corporate enabling and shared services functions
PFA	Pre-filing agreement
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., Buyer and Harsco Corporation
PSU	Performance-based restricted stock unit
ROU	Right-of-use
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services
S&P	Standard & Poor's
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% Senior Notes due July 2024
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services
SOP	Sorted office paper
SOX	U.S. Sarbanes Oxley Act of 2002
SQ	Small quantity
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement

2020 Q1 10-Q Report	Stericycle, Inc. • 4

Term Loans	Advances made by any lender under the Term Facility
TAS	Telephone answering services
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2020 Q1 10-Q Report	Stericycle, Inc. • 5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

In millions, except per share data
	Three Months Ended March 31,
	2020	2019
Revenues	$785.0	$830.1
Cost of revenues	498.4	533.0
Gross profit	286.6	297.1
Selling, general and administrative expenses	258.7	285.8
Divestiture losses (gains), net	58.3	(5.4)
Goodwill impairment	-	20.9
Loss from operations	(30.4)	(4.2)
Interest expense, net	(25.0)	(27.6)
Other expense, net	(2.9)	(2.2)
Loss before income taxes	(58.3)	(34.0)
Income tax benefit (expense)	38.4	(3.6)
Net loss	(19.9)	(37.6)
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net loss attributable to Stericycle, Inc. common shareholders	$(20.1)	$(37.8)
Loss per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.22)	$(0.42)
Diluted	$(0.22)	$(0.42)
Weighted average number of common shares outstanding:
Basic	91.3	90.7
Diluted	91.3	90.7

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q1 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In millions
	Three Months Ended March 31,
	2020	2019
Net loss	$(19.9)	$(37.6)

Other comprehensive (loss) income:
Currency translation adjustments	(39.1)	8.5
Amortization of cash flow hedge into income, net of tax expense ($0.1) for the three months ended March 31, 2019	-	0.2
Total other comprehensive (loss) income	(39.1)	8.7

Comprehensive loss	(59.0)	(28.9)
Less: comprehensive income attributable to noncontrolling interests	0.2	0.5
Comprehensive loss attributable to Stericycle, Inc. common shareholders	$(59.2)	$(29.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q1 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$36.0	$34.7
Accounts receivable, less allowance for doubtful accounts of $58.1 in 2020 and $67.9 in 2019	418.0	544.3
Prepaid expenses	151.5	60.7
Other current assets	46.6	66.9
Assets held-for-sale	551.1	-
Total Current Assets	1,203.2	706.6
Property, plant and equipment, less accumulated depreciation of $628.8 in 2020 and $667.8 in 2019	727.6	798.5
Operating lease right-of-use assets	385.1	435.0
Goodwill	2,782.2	2,982.2
Intangible assets, less accumulated amortization of $550.4 in 2020 and $584.9 in 2019	1,188.6	1,422.4
Other assets	66.5	92.3
Total Assets	$6,353.2	$6,437.0
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$101.4	$103.1
Bank overdrafts	2.8	1.9
Accounts payable	203.6	220.1
Accrued liabilities	242.4	296.6
Operating lease liabilities	82.0	94.8
Other current liabilities	41.8	40.4
Liabilities held-for-sale	144.5	-
Total Current Liabilities	818.5	756.9
Long-term debt, net	2,518.8	2,559.3
Long-term operating lease liabilities	319.6	356.1
Deferred income taxes	334.7	295.1
Long-term taxes payable	45.9	70.7
Other liabilities	35.5	64.2
Total Liabilities	4,073.0	4,102.3

Commitments and contingencies

Equity:
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.4 and 91.2 issued and outstanding in 2020 and 2019, respectively)	0.9	0.9
Additional paid-in capital	1,212.7	1,205.7
Retained earnings	1,419.8	1,442.4
Accumulated other comprehensive loss	(357.2)	(318.1)
Total Stericycle, Inc.’s Equity	2,276.2	2,330.9
Noncontrolling interests	4.0	3.8
Total Equity	2,280.2	2,334.7
Total Liabilities and Equity	$6,353.2	$6,437.0

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q1 10-Q Report	Stericycle, Inc. • 8

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(19.9)	$(37.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	28.0	31.8
Intangible amortization	31.9	37.8
Stock-based compensation expense	5.1	4.3
Deferred income taxes	(0.4)	7.3
Goodwill impairment	-	20.9
Divestiture losses (gains), net	58.3	(5.4)
Asset impairments, loss (gain) on disposal of property plant and equipment and other charges	3.9	3.4
Other, net	0.1	(0.4)
Changes in operating assets and liabilities, net of the effects of acquisitions, held-for-sale reclassifications, and divestitures:
Accounts receivable	(1.2)	(2.2)
Prepaid expenses	(32.7)	(11.7)
Accounts payable	9.3	(1.2)
Accrued liabilities	(7.7)	(18.4)
Other assets and liabilities	7.4	7.6
Net cash from operating activities	82.1	36.2
INVESTING ACTIVITIES:
Capital expenditures	(39.6)	(66.1)
Payments for acquisitions, net of cash acquired	-	(0.3)
Proceeds from divestiture of businesses	-	13.6
Other, net	(0.5)	0.5
Net cash from investing activities	(40.1)	(52.3)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(6.7)	(6.8)
(Repayments of) proceeds from foreign bank debt, net	(2.6)	5.5
Repayment of term loan	(43.8)	(11.9)
Borrowings on senior credit facility, net	343.6	411.5
Repayments on senior credit facility	(327.4)	(359.6)
Proceeds from (repayments of) bank overdrafts, net	1.2	(6.9)
Payments of capital lease obligations	(1.3)	(0.8)
Payments of debt issuance costs	(1.4)	-
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(1.2)	0.3
Net cash from financing activities	(39.6)	31.3
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.3)
Net change in cash and cash equivalents	1.3	13.9
Cash and cash equivalents at beginning of period	34.7	34.3
Cash and cash equivalents at end of period	$36.0	$48.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$-	$0.3
Capital expenditures in accounts payable	$33.1	$16.9
Interest paid during the period, net of capitalized interest	$35.6	$21.7
Income taxes paid during the period, net of refunds	$0.4	$0.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q1 10-Q Report	Stericycle, Inc. • 9

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2020	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
Net loss	-	-	-	(20.1)	-	0.2	(19.9)
Currency translation adjustment	-	-	-	-	(39.1)	-	(39.1)
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.2	-	1.9	-	-	-	1.9
Stock compensation expense	-	-	5.1	-	-	-	5.1
Cumulative effect of adopting ASU 2016-13	-	-	-	(2.5)	-	-	(2.5)
Balance as of March 31, 2020	91.4	$0.9	$1,212.7	$1,419.8	$(357.2)	$4.0	$2,280.2

	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2019	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1
Net loss	-	-	-	(37.8)	-	0.2	(37.6)
Currency translation adjustment	-	-	-	-	8.2	0.3	8.5
Change in qualifying cash flow hedge, net of tax expense	-	-	-	-	0.2	-	0.2
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.1	-	(2.0)	-	-	-	(2.0)
Stock compensation expense	-	-	4.3	-	-	-	4.3
Changes to noncontrolling interest	-	-	6.3	-	-	(6.3)	-
Balance as of March 31, 2019	90.8	$0.9	$1,171.2	$1,751.4	$(356.9)	$3.9	$2,570.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q1 10-Q Report	Stericycle, Inc. • 10

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

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, operating lease ROU assets and lease liabilities, intangible asset valuations, measurement of assets and liabilities held-for-sale, and long-lived asset and goodwill impairment assessments. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from the Company’s estimates.

Allowance for Doubtful Accounts: The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. The adequacy of allowances for uncollectible accounts is reviewed at least quarterly and adjusted as necessary based on such reviews. Management’s judgment is required to assess the

2020 Q1 10-Q Report	Stericycle, Inc. • 11

collectability of an account, based on detailed analysis of the aging of the receivables, the creditworthiness of the Company’s customers, historical collection trends, and current and future expected economic trends.

Accounts receivable written off in subsequent periods can differ from the allowance for doubtful accounts provided, but historically the Company’s provision has been adequate.

Adoption of New Accounting Standards

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments. ASU 2016-13 replaces the prior incurred loss impairment methodology of recognizing credit losses when a loss was probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance was effective for the Company on January 1, 2020. The Company recognized a net decrease to Retained earnings in the Condensed Consolidated Financial Statements of $2.5 million as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The accounting for any hosting contract is unchanged. ASU 2018-15 was effective on January 1, 2020 and was adopted prospectively for implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material impact on the Condensed Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. The Company is currently assessing the effect this guidance may have on its Condensed Consolidated Financial Statements.

2020 Q1 10-Q Report	Stericycle, Inc. • 12

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

During the three months ended March 31, 2020, we updated the presentation of the Company’s segment reporting. See Part I, Item I. Financial Statements; Note 8 Segment Reporting in the Condensed Consolidated Financial Statements for further information.

The following table presents revenues disaggregated by service and primary geographical regions, and includes a reconciliation of disaggregated revenue to revenue reported by reportable segments, North America and International:

In millions
	Three Months Ended March 31, 2020
Reportable Segment	North America		International		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions Services	$287.8	$9.5	$64.1	$26.3	$-	$387.7
Hazardous Waste Solutions Services	79.6	-	-	-	-	79.6
Total RWCS revenues	367.4	9.5	64.1	26.3	-	467.3
Secure Information Destruction Services	170.7	15.3	29.3	2.8	-	218.1
Manufacturing and Industrial Services	56.6	5.1	0.7	3.6	-	66.0
Communication Services	-	0.1	0.3	-	13.8	14.2
Expert Solutions	-	2.8	3.3	-	13.3	19.4
Total CRS revenues	-	2.9	3.6	-	27.1	33.6
Total	$594.7	$32.8	$97.7	$32.7	$27.1	$785.0
Reportable Segment Total		$627.5		$130.4	$27.1	$785.0

In millions
	Three months ended March 31, 2019
Reportable Segment	North America		International		All Other
Revenues by Service:	United States	Canada	Europe	Others	United States	Total
Medical Waste and Compliance Solutions Services	$285.2	$10.1	$62.1	$40.1	$-	$397.5
Hazardous Waste Solutions Services	71.7	-	-	-	-	71.7
Total RWCS revenues	356.9	10.1	62.1	40.1	-	469.2
Secure Information Destruction Services	182.1	16.0	30.7	3.2	-	232.0
Manufacturing and Industrial Services	54.7	5.3	1.0	6.7	-	67.7
Communication Services	-	4.0	3.1	-	34.6	41.7
Expert Solutions	-	2.4	1.7	-	15.4	19.5
Total CRS revenues	-	6.4	4.8	-	50.0	61.2
Total	$593.7	$37.8	$98.6	$50.0	$50.0	$830.1
Reportable Segment Total		$631.5		$148.6	$50.0	$830.1

Contract Liabilities

Contract liabilities at March 31, 2020 and December 31, 2019 were $9.8 million and $12.2 million, respectively. Contract liabilities as of March 31, 2020 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.

Contract Acquisition Costs

2020 Q1 10-Q Report	Stericycle, Inc. • 13

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.4 years.

During the three months ended March 31, 2020 and 2019, the Company amortized $2.6 million and $2.2 million, respectively, of deferred sales incentives to SG&A.

Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	March 31, 2020	December 31, 2019
Other current assets	$9.5	$9.5
Other assets	27.9	28.9
Total contract acquisition costs	$37.4	$38.4

NOTE 3 – RESTRUCTURING, DIVESTITURES, AND DISPOSAL GROUPS HELD-FOR-SALE

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

During the three months ended March 31, 2019, we recognized $5.3 million in charges related to executive and employee termination costs of which $4.6 million was recognized within All Other, $0.6 million within our International segment and $0.1 million in our North America segment. These amounts are reflected as part of SG&A in the Condensed Consolidated Statements of (Loss) Income. As of March 31, 2020, approximately $3.2 million in future payments remained accrued. These amounts are reflected as part of Accrued liabilities on the Condensed Consolidated Balance Sheets and will be paid out over approximately one year.

Divestitures

During the three months ended March 31, 2020, the Company completed no divestitures.

During the three months ended March 31, 2019, the Company completed the sale of the non-core U.K. based texting business, a component of the International segment for proceeds of $14.9 million, including a $1.3 million note receivable that was due in six months from the closing of the transaction, resulting in a pre-tax gain of approximately $5.8 million, which is recognized in Divestiture losses (gains), net in the Condensed Consolidated Statements of (Loss) Income.

Assets and Liabilities Held-for-Sale

On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its Domestic Environmental Solutions business (the “Transaction”) to Buyer for approximately $462.5 million (subject to customary adjustments for working capital and other adjustments), pursuant to the Purchase Agreement, dated February 6, 2020. As previously announced, the Purchase Agreement provides for the divestiture of the Company’s Domestic Environmental Solutions business, reported in North America, exclusive of the Company’s healthcare hazardous waste services and unused consumer pharmaceutical take-back services, to Buyer. In connection with the Purchase Agreement, the Company entered into a HSA and TSA with the Buyer for a period of seven years and six months, respectively. The Company will allocate and defer a portion of the Transaction proceeds to the HSA and TSA, which will be recognized over the applicable duration of the HSA and TSA period, subject to specific agreement provisions, thereby offsetting the expenses incurred to deliver the respective services.

2020 Q1 10-Q Report	Stericycle, Inc. • 14

During the three months ended March 31, 2020, the Company recognized an impairment charge of $58.3 million, inclusive of $10.8 million of related deal costs, associated with classifying the Disposal Group as assets held-for-sale as the carrying value of the net assets held-for-sale exceeded their fair value less cost to sell as Divestiture losses (gains), net in the Company’s Condensed Consolidated Statements of (Loss) Income. The estimated fair value was generated using Level 3 inputs.

As of March 31, 2020, the Company had the following assets and liabilities classified as held-for-sale:

In millions
March 31, 2020
Total current assets (primarily receivables)	$123.4
Fixed assets	74.3
Operating lease right-of-use assets	46.0
Goodwill	182.8
Intangibles	180.0
Other assets	2.9
Held-for-sale valuation allowance	(58.3)
Assets held-for-sale	$551.1

Total current liabilities	$72.1
Long-term operating lease liabilities	31.7
Other liabilities	40.7
Liabilities held-for-sale	$144.5

Carrying Value of Disposal Group, net prior to valuation allowance	$464.9

There were no assets and liabilities classified as held-for-sale as of December 31, 2019.

The Company anticipates additional impacts for the individual transactions related to estimated transaction costs and adjustments to working capital, prior to close and subsequently based upon the terms of the applicable agreement. Operating results for these businesses will be excluded from the Condensed Financial Statements subsequent to the closing date of the applicable transaction.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2019	$2,631.6	$350.6	$2,982.2
Divestiture and held-for-sale adjustments (Note 3)	(182.8)	-	(182.8)
Changes due to foreign currency fluctuations	-	(17.2)	(17.2)
Balance as of March 31, 2020	$2,448.8	$333.4	$2,782.2

During the first quarter of 2020, the Company entered into a Purchase Agreement to divest the Domestic Environmental Solutions business.

See Part I, Item I. Note 3 – Restructuring, Divestitures, and Disposal Groups Held-For-Sale in the Condensed Consolidated Financial Statements for further information. Goodwill allocated to the Domestic

2020 Q1 10-Q Report	Stericycle, Inc. • 15

Environmental Solutions business was reclassified to Assets-held-for-sale on the Condensed Consolidated Balance Sheets as of March 31, 2020.

There was no goodwill impairment recorded in the first quarter of 2020. Accumulated non-cash goodwill impairment charges by reportable segment were as follows:

In millions
	March 31, 2020	December 31, 2019
North America	$215.6	$215.6
International	171.6	171.6
Other	286.3	286.3
Total	$673.5	$673.5

Intangible Assets:

Intangible assets were as follows:

In millions
	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,321.4	$541.0	$780.4	$1,460.8	$575.8	$885.0
Covenants not-to-compete	3.5	2.7	0.8	4.9	3.8	1.1
Tradenames	3.5	1.1	2.4	4.1	1.6	2.5
Operating permits	4.1	2.8	1.3	3.6	1.1	2.5
Other	8.7	2.8	5.9	8.6	2.6	6.0
Indefinite lived intangibles:
Operating permits	89.0	-	89.0	211.1	-	211.1
Tradenames	308.8	-	308.8	314.2	-	314.2
Total	$1,739.0	$550.4	$1,188.6	$2,007.3	$584.9	$1,422.4

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2019	$1,422.4
Impairments during the period	(4.0)
Divestitures and assets held-for-sale adjustments (Note 3)	(180.0)
Amortization during the period	(31.9)
Changes due to foreign currency fluctuations	(17.9)
Balance as of March 31, 2020	$1,188.6

The estimated amortization expense for each of the next five years (based upon exchange rates at March 31, 2020) is as follows for the years ending December 31:

2020 Q1 10-Q Report	Stericycle, Inc. • 16

In millions
2020 (remainder)	$89.7
2021	114.0
2022	112.7
2023	111.9
2024	109.9

NOTE 5 – LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

In millions
	March 31, 2020	December 31, 2019
$1.2 billion Senior Credit Facility, due in 2022	$774.0	$758.7
$1.3 billion Term Loan, due in 2022	1,128.3	1,172.2
$600 million Senior Notes, due 2024	600.0	600.0
Promissory notes and deferred consideration weighted average maturity 2.3 years at 2020 and 2.5 years at 2019	66.2	73.1
Foreign bank debt weighted average maturity 1.4 years at 2020 and 1.6 years at 2019	37.3	42.2
Obligations under finance leases	28.9	30.4
Total debt	2,634.7	2,676.6
Less: current portion of total debt	101.4	103.1
Less: unamortized debt issuance costs	14.5	14.2
Long-term portion of total debt	$2,518.8	$2,559.3

The estimated fair value of our debt approximated $2.63 billion and $2.73 billion as of March 31, 2020 and December 31, 2019, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2 within the fair value hierarchy.

On February 25, 2020, the Company executed a Fifth Amendment which amended the Credit Agreement to, among other things:

•	increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until December 31, 2021 and 4.50 to 1.00 thereafter.
•

upon the consummation of the divesture of the Domestic Environmental Solutions business Disposal Group, each of the foregoing maximum permitted Consolidated Leverage Ratio levels will step down to 4.75 to 1.00 until December 31, 2021 and 4.25 to 1.00 thereafter.

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

In the three months ended March 31, 2020 and in connection with the Fifth Amendment, the Company incurred issuance costs of $1.7 million, of which $0.3 million has been charged to Interest expense, net. The remainder was capitalized as unamortized debt issuance costs and is being amortized to Interest expense, net over the remaining term of the Credit Agreement.

2020 Q1 10-Q Report	Stericycle, Inc. • 17

The Company may make prepayments against the amended Senior Credit Facility, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. In April 2020, with the net proceeds generated from the divestiture of the Domestic Environmental Solutions business, the Company made principal repayments of approximately $430.0 million, which excludes certain transaction costs, final working capital adjustments, or other adjustments associated with the divestiture.

As of March 31, 2020, the Company was in compliance with its Consolidated Leverage Ratio covenant, with an actual ratio of 4.50 to 1.00, which was below the allowed maximum ratio of 5.00 to 1.00 as set forth in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of the Domestic Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio will be decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.

Due to COVID-19 and related uncertainty of its impacts on future operating results, it is reasonably likely that the Company could exceed this Consolidated Leverage Ratio threshold at some point in the next 12 months. This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage Ratio covenant from the Company’s lenders.

A failure to comply with these provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, and/or cause their loans to become due and payable in full, foreclose against any assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.

Amounts committed to outstanding letters of credit, the unused portion of the Company’s Senior Credit Facility and other letters of credit outstanding at were as follows:

In millions
	March 31, 2020	December 31, 2019
Outstanding letters of credit under Senior Credit Facility	$29.0	$33.0
Unused portion of the Senior Credit Facility	397.0	408.3

NOTE 6 – INCOME TAXES

The Company reported an income tax benefit of $38.4 million for the three months ended March 31, 2020 compared to expense of $3.6 million for the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were 65.9% and (10.7)%, respectively. The results for the three months ended March 31, 2020 reflects a $39.4 million tax benefit related to the U.S. CARES Act (see further description below) as well as the tax impact from the divestiture impairment (see Note 3) which is primarily non-deductible. The negative effective tax rate for the three months ended March 31, 2019 is due to the impact of the non-deductible Latin America goodwill impairment and valuation allowances recognized against losses in several countries.

On March 27, 2020, President Donald Trump signed into law the U.S. CARES Act, which is a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain

2020 Q1 10-Q Report	Stericycle, Inc. • 18

payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As a result of the U.S. CARES Act tax law changes, we recognized a $39.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. In conjunction with previously recognized net operating losses, the total refunds we anticipate from the U.S. CARES Act in 2020 are approximately $100 million. The impact of the CARES Act in prospective periods may differ from our estimate as of March 31, 2020 due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed, and the Company will continue to assess the impact that various provisions will have on its business.

Similar tax provisions and other stimulus measures have been granted either before or after March 31, 2020 by certain foreign and U.S. state jurisdictions which the Company continues to evaluate.

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has agreed to review the position and discussions are ongoing. As a result of the enactment of the U.S. CARES Act, the Company will be able to realize a benefit at the higher tax rate on a portion of the SQ Settlement. As of March 31, 2020, in consideration of the U.S. CARES Act, a portion of the long-term receivable previously established for the Section 1341 claim has been reclassed to a current income tax receivable and the related uncertain tax position has been released as part of the tax benefit for the three months ended March 31, 2020. Any additional income tax benefit resulting from the claim in a future period will be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

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

2020 Q1 10-Q Report	Stericycle, Inc. • 19

NOTE 7 – (LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

In millions, except per share data
	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to Stericycle, Inc.	$(20.1)	$(37.8)
Numerator for basic loss per share attributable to Stericycle, Inc. common shareholders	$(20.1)	$(37.8)
Denominator:
Denominator for basic loss per share - weighted average shares	91.3	90.7
Effect of dilutive securities:
Stock-based compensation awards	-	-
Denominator for diluted (loss) earnings per share - adjusted weighted average shares and after assumed exercises	91.3	90.7
(Loss) earnings per share – Basic	$(0.22)	$(0.42)
(Loss) earnings per share – Diluted	$(0.22)	$(0.42)

In periods of net loss, options, RSUs, and PSUs are anti-dilutive and therefore excluded from the earnings per share calculation.

There were 3,644 outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of March 31, 2020 compared to 4,888 as of March 31, 2019.

There were 183 outstanding RSUs that were anti-dilutive and excluded from the earnings per share calculation for the three months ended March 31, 2020 compared to 412  for the three months ended March 31, 2019.

PSUs are offered to key employees and are subject to achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If such goals are not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed.

2020 Q1 10-Q Report	Stericycle, Inc. • 20

NOTE 8 – SEGMENT REPORTING

Beginning in the first quarter of 2020, we have changed our measure of segment profitability to Adjusted Income from Operations. The segments were updated to reflect how the chief operating decision maker evaluates performance and determines resource allocation. Adjusted Income from Operations is (Loss) income from operations excluding certain specified items, including Intangible Amortization. As a result of this change in segment reporting, all applicable historical segment information has been revised to conform to the new presentation.

Our reportable segments are:

•	North America
•	International
•	All Other (which includes Domestic CRS along with costs related to corporate enabling shared services functions and stock-based compensation)

During the three months ended March 31, 2020, we presented Puerto Rico in North America that had historically been recorded in International. We have reclassified Revenue and Adjusted Income from Operations to North America for the three months ended March 31, 2019 to conform to the current period presentation.

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended March 31,
	2020	2019
Revenues
North America	$627.5	$631.5
International	130.4	148.6
All Other	27.1	50.0
Total	$785.0	$830.1
Adjusted Income (Loss) from Operations
North America	$144.5	$134.9
International	15.1	17.1
All Other	(65.8)	(47.0)
Total	$93.8	$105.0

2020 Q1 10-Q Report	Stericycle, Inc. • 21

The following table reconciles the Company's primary measure of segment profitability Adjusted Income from Operations to (Loss) from operations:

In millions
	Three Months Ended March 31,
	2020	2019
Total Reportable Segment Adjusted Income from Operations	$93.8	$105.0
Business Transformation	(18.0)	(20.5)
Intangible Amortization	(31.9)	(37.8)
Acquisition and Integration	-	(1.9)
Operational Optimization	-	(3.6)
Divestitures (including Divestiture (losses) gains, net)	(61.3)	2.8
Litigation, Settlements and Regulatory Compliance	(4.4)	(9.8)
Goodwill Impairment	-	(20.9)
Asset Impairments	(4.0)	(1.6)
Other	(4.6)	(15.9)
Loss from operations	$(30.4)	$(4.2)

Other than the impact of the held-for-sale impairment discussed in Note 3 – Restructuring, Divestitures and Disposal Groups Held-For-Sale, there were no significant changes in total assets by reportable segment from the information provided in the Company’s 2019 Form 10-K.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

Total environmental liabilities were classified as follows:

In millions
	March 31, 2020	December 31, 2019
Accrued liabilities	$1.7	$4.7
Other long-term liabilities	1.9	27.2
Total environmental liabilities	$3.6	$31.9

Environmental liabilities relate primarily to the Domestic Environmental Solutions business, which was sold on April 6, 2020. The Company reclassed $27.5 million of its environmental remediation liabilities to liabilities held-for-sale as of March 31, 2020. See Part I, Item I. Financial Statements; Note 3 - Restructuring, Divestitures, and Disposal Groups Held-For-Sale in the Condensed Consolidated Financial Statements for further information.

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

2020 Q1 10-Q Report	Stericycle, Inc. • 22

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

2020 Q1 10-Q Report	Stericycle, Inc. • 23

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

Certain class members who have opted out of the Final Settlement have filed lawsuits against the Company.  On March 6, 2020, the Company filed motions to dismiss these actions, which motions remain pending.  The Company intends to defend these actions vigorously and resolve them as appropriate. The Company has not accrued any amounts in respect of these lawsuits, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur.

Government Investigations. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America. In addition, the DOJ notified the Company that it was investigating this matter in parallel with the SEC. The Company is cooperating with these agencies and certain foreign authorities. The Company is also conducting an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct.

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

Environmental and Regulatory Matters. The Company is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, the generation, transportation and disposal of waste, and the cleanup of contaminated soil and groundwater and protection of the environment. Because of the highly regulated nature of its business, the Company frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties to which either the

2020 Q1 10-Q Report	Stericycle, Inc. • 24

Company or the prior owners of certain of its facilities shipped waste. From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. Effective April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business, including facilities in Tacoma, Washington and Rancho Cordova, California, to Harsco Corporation.  Pursuant to the Purchase Agreement, the Company may be subject to certain indemnification claims for matters relating to those facilities.

North Salt Lake, Utah. The Company has continued to toll the statute of limitations with the United States Attorney’s Office for the District of Utah (the “USAO”) relating to an investigation by the EPA into past Clean Air Act emissions and permit requirements, as previously alleged in the notice of violation (the “NOV”) issued by the State of Utah Division of Air Quality (the “DAQ”). The NOV resulted in the Company’s December 2014 settlement with the DAQ, as previously disclosed.

The parties have reached agreement in principle, to be documented in the form of a civil consent decree, under which the Company will undertake a Supplemental Environmental Project and pay a civil penalty under the Clean Air Act. The Company has accrued the total amount of the agreement in principle, which is not material.

Tabasco, Mexico. In late 2016, the National Agency for Industrial Security and the Protection of the Environment for the Hydrocarbon Sector in Mexico (the “ASEA”) conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of the Company’s subsidiaries in Dos Bocas, Tabasco, Mexico. The ASEA subsequently claimed that the soil treatment process described in the facility’s treatment permit had not been followed properly and issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated. The Company’s subsidiary has engaged a firm of environmental technicians to assess the contamination described in the ASEA order and to conduct a broader environmental assessment of the facility. The Company’s review and assessment of the overall facility is ongoing. In November 2017, the ASEA rescinded the prior order imposing the fine. After reassessing the evidence and arguments presented, the ASEA issued a new resolution on March 9, 2018, containing a lower, revised fine and including remedial obligations.

In March 2018, the Company submitted a proposal for remedial measures. On April 26, 2018, the Company appealed the fines in the most recent order.

In December 2018, the ASEA approved the Company’s remedial plan for the facility, which will involve an amendment to the facility’s permit to allow for on-site, in-situ remediation of the one treatment cell subject to ASEA’s original order.

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

2020 Q1 10-Q Report	Stericycle, Inc. • 25

operating permit for our hazardous waste facility in Tacoma, Washington during 2018 and ordering compliance with Chapter 70.105 Revised Code of Washington, Hazardous Waste Management Act, Chapter 173-303 Washington Administrative Code, Dangerous Waste Regulations, and Dangerous Waste Management Facility Permit WAD020257945 effective March 22, 2012. The administrative order identified certain alleged violations and associated corrective actions for the Tacoma facility to take upon receipt of the administrative order. Washington Ecology also issued an associated Notice of Penalty, assessing a fine of $1.9 million.

On November 5, 2019, the Company appealed the fine to the state Pollution Control Hearings Board. A hearing on that appeal is scheduled to take place in November 2020. Washington Ecology has also notified the Company of additional alleged violations subsequent to those included in the Notice of Penalty described above. The Company has engaged in negotiations with Washington Ecology to resolve all of these matters. If they cannot be resolved through settlement, the Company intends to vigorously defend itself against these allegations.

The Company has accrued its estimate of the probable loss for these collective matters, which is not material.

Rancho Cordova, California. On June 25 and 26, 2018, the California Department of Toxic Substances Control (“DTSC”) conducted a Compliance Enforcement Inspection of the Company’s Domestic Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. That action is ongoing.

Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit application for the Rancho Cordova facility. A public hearing was held on September 22, 2019, and the public comment period closed on October 25, 2019. The Company entered a written submission as part of that process. Next, DTSC will issue a final permit decision. If DTSC were to deny the permit renewal, the Company would have the right to file an administrative appeal.

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

DEA Investigation – Rancho Cordova, California and Indianapolis, Indiana. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s Domestic Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s facility in Indianapolis, Indiana for materials related to the Domestic Environmental Solutions business of shipping and destroying controlled substances. On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. The Company is cooperating fully with the DEA and DTSC in response to their investigations, including with the government’s activity at the Rancho Cordova and Indianapolis facilities.

2020 Q1 10-Q Report	Stericycle, Inc. • 26

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

NOTE 10 - COVID-19

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. The Company has developed several emergency response and infectious disease prevention practices and policies to protect our staff and reduce risk of spreading the virus. The Company is continuing to assess the extent to which the Company’s operations are impacted by COVID-19.

The Company’s operations have been and may continue to be adversely affected in the near term as a result of COVID-19, but the long-term impact is not known at this point as the scale and severity of the outbreak is still unknown. Further discussion on this topic is included within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part 2. Item 1A. Risk Factors of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes,” “expects,” “anticipates,” “estimates” “may,” “plan,” “will,” “goal” or similar expressions, we are making forward-looking statements.  Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, developments in the COVID-19 pandemic and the resulting impact on the results of operations, precautions we have taken to safeguard the health and safety of our employees which may make certain of our business processes less efficient, measures taken by governmental authorities to prevent the spread of COVID-19 which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our employees to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, disruptions in our relationships with our employees as a result of certain cost-saving measures, an economic slowdown in the U.S. and other countries resulting from the outbreak of COVID-19, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, the volume and size of any recall events, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or

2020 Q1 10-Q Report	Stericycle, Inc. • 27

personal and confidential information collected from customers, the ability to implement our ERP system, charges related to portfolio rationalization or the failure of divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to existing or future material weaknesses, disruptions in or attacks on information technology systems, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes in Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report and our Consolidated Financial Statements and related notes thereto and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

2020 Q1 10-Q Report	Stericycle, Inc. • 28

Overview

We are a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and safeguard the environment. We serve customers in the U.S., Puerto Rico, and 18 other countries worldwide with solutions for regulated waste management, secure information destruction, compliance, customer contact, and brand protection.  For further information on our business, reportable segments, and services, see Part I, Item 1. Business, in our 2019 Form 10-K.

Key business highlights for the three months ended March 31, 2020 include:

•

The Company delivered organic growth in the quarter, the first time since 2017, as it continues to drive results from its quality of revenue initiatives. Growth in RWCS and SID, excluding the impact of SOP pricing, was 3.3% and 1.4%, respectively.

•	Cash flow from operations for the first quarter was $82.1 million, compared to $36.2 million for the first quarter of 2019.
•

Stericycle completed the divestiture of the Domestic Environmental Solutions business on April 6, 2020, for approximately $462.5 million in cash, achieving a significant milestone in its portfolio rationalization and debt reduction efforts.

•

Stericycle’s regulated medical waste transportation and treatment facilities are federally designated as essential facilities and remain open to provide safe, compliant disposal of medical waste to healthcare customers.

COVID-19

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. COVID-19 has had a global economic impact, including closure of non-essential businesses worldwide. The closure of non-essential businesses has a direct impact on our customers, primarily in SID. The Company continues to maintain operations within all business service offerings. We are monitoring future implications of COVID-19 related to potential supply chain shortages and are taking actions to manage spending to align to operational requirements.

The Company’s COVID-19 response has included efforts to protect the health and well-being of our workforce and our customers. We worked proactively with the Centers for Disease and Control Prevention, Occupational Safety and Health Administration, Department of Transportation and regulatory agencies around the world to ensure readiness for proper medical waste management. We have updated and implemented numerous protocols specifically to reduce risk among our front-line staff, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We’ve staggered shift times and dedicated trucks to specific drivers to reduce exposure. We’ve implemented more rigorous cleaning protocols for all our facilities. We also have more than 7,000 team members around the globe sheltering in place, all to protect our staff and communities we serve.

The Company is taking a leadership position related to COVID-19 to support our customers and provide industry expertise regarding the effective management of COVID-19 waste.

The impact of COVID-19 across our revenue service categories is as follows:

2020 Q1 10-Q Report	Stericycle, Inc. • 29

Revenue Service Category	Services Offered	COVID-19 Economic Impact Considerations
Regulated Waste and Compliance Services

•Medical waste management services (including reusable sharps disposal management services)

•Pharmaceutical waste services

•Compliance programs under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed, and EnviroAssure brand names

•Retail and Healthcare – Hazardous waste and compliance solutions

RWCS’s transportation and treatment facilities have remained open to provide safe and compliant disposal of medical waste. RWCS may be impacted due to the postponement of preventative care or elective surgeries and the temporary closure of smaller, independent healthcare practices.

Secure Information Destruction Services	•Secure information destruction (including document and hard drive destruction services)	SID started to see the impact of COVID-19 toward the end of the first quarter of 2020 and is impacted by the closure of customers’ sites as a result of shelter-in-place orders.
Manufacturing and Industrial Services	•Manufacturing and Industrial hazardous waste management services

M&I’s results for the quarter showed modest growth and did not experience a significant impact related to COVID-19. See Divestiture section below, as the U.S. revenue in this service category will be impacted by the Domestic Environmental Solutions Transaction on April 6, 2020.

Communication and Related Services

•Appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and integrated delivery networks.

•Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products

There is lower demand for hospital scheduling services due to the focus on COVID-19 patients. Expert Solutions may be impacted by lower volumes in recall events.

We further considered the COVID-19 impact across our five key initiatives.

1.

Portfolio rationalization – We will continue to evaluate our portfolio of services and service line-by-service line approach to assess long-term potential and identify potential business candidates that are not vertically integrated, are not essential to our RWCS and SID services, and/or present the opportunity to reduce debt; however, the impact of COVID-19 on the economy may limit our ability to close future transactions.

2.

Quality of revenue - See discussion above regarding COVID-19 impacts on our revenue service categories. COVID-19 may impact our customers’ ability to operate and make timely payments and certain customers may be challenged to continue after all non-essential businesses are re-opened globally. We will continue to monitory customer specific risks and cash collection efforts.

3.

Operational cost efficiencies - The Company’s efforts over the last twelve months to build performance dashboards, centralize decision-making and standardize operations proved effective to help quickly implement necessary changes to ensure continuity of service to customers while tightly managing costs.  We instituted central oversight and controls to quickly drive down costs including restricted travel, lower routine operational purchasing, lower spending on consultants, fleet reductions, and the renegotiation of key sourcing contracts and leases.  We deferred capital expenditures while supporting critical maintenance for our facilities.   Finally, we managed our

2020 Q1 10-Q Report	Stericycle, Inc. • 30

staff expense using multiple levers, including a freeze on hiring, merit increase deferrals, reduction in overtime, and by furloughing approximately 2,300 team members, a large percentage of which were within Secure Information Destruction.

4.

Debt reduction and leverage improvement – We have reduced debt by approximately $115 million during the fourth quarter 2019 through the first quarter 2020. We applied approximately $430 million in net proceeds from the divestiture of the Domestic Environmental Solutions business to the repayment of debt during April 2020. With the divestiture proceeds and our continued focus on managing cash, we anticipate we will maintain a debt leverage ratio below our debt covenant of 4.75 times, effective with the sale of the Domestic Environmental Solutions business. We have approximately $450 million currently available in line of credit, which matures in November 2022.

5.

ERP implementation – We entered 2020 with a schedule to begin the staged deployment of the commercial, operational and financial systems in the U.S. and Canada. However, guided by our commitment to protect what matters, we concluded that the health and travel risks associated with a field deployment in the COVID-19 environment were substantial, and given our priority on serving our customers and keeping our team members safe, we made the decision to defer the ERP deployment. We have flexibility and will re-assess the deployment timing as conditions improve.

The following table identifies key strategies and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended March 31,
	2020	2019
Pre-tax items:
Included in COR
Operational Optimization	$-	$2.0
Asset Impairments	-	1.6
Total included in COR	-	3.6

Included in SG&A
Business Transformation	18.0	20.5
Intangible Amortization	31.9	37.8
Acquisition and Integration	-	1.9
Operational Optimization	-	1.6
Divestitures	3.0	2.6
Litigation, Settlements and Regulatory Compliance	4.4	9.8
Asset Impairments	4.0	-
Other	4.6	15.9
Total included in SG&A	65.9	90.1

Divestiture losses (gains), net	58.3	(5.4)
Goodwill impairment	-	20.9
Total included in Loss from operations	124.2	109.2

Included in Other expense, net
Other (including highly inflationary exchange loss)	0.4	1.1
Total pre-tax	$124.6	$110.3

After tax items:
U.S. CARES Act	$(39.4)	$-
Total after-tax	$(39.4)	$-

2020 Q1 10-Q Report	Stericycle, Inc. • 31

Business Transformation

For the periods presented and for the cumulative period since inception of Business Transformation, we have recognized the following:

In millions
	Three Months Ended March 31,
	2020	2019	Cumulative Since Inception
ERP development and implementation
Consulting and professional fees	$10.4	$6.5	$53.6
Internal costs	3.6	1.9	21.7
Software usage/maintenance fees	2.6	4.3	25.3
Other related expenses	1.4	0.6	7.3
Operating expenditures	18.0	13.3	107.9
Capital expenditures	24.4	31.0	133.9
Total ERP related	42.4	44.3	241.8

Investment in cost savings and business capability
Consulting and professional fees	-	0.4	43.3
Internal costs	-	0.3	8.1
Exit costs - employee termination	-	-	6.7
Other related expenses	-	1.3	4.7
Total cost savings and business capability related	-	2.0	62.8

Other related matters
Exit costs - employee termination	-	5.2	13.3
Consulting and professional fees	-	-	4.2
Non-cash charges	-	-	11.4
Total	-	5.2	28.9

Total operating and capital expenditures	$42.4	$51.5	$333.5

Non-cash charges	$0.6	$-	$14.2
Cash charges (including stock based compensation)	17.4	20.5	185.4
Total operating expenditures	$18.0	$20.5	$199.6

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

Business Transformation operating expenditures by reportable segment were as follows:

2020 Q1 10-Q Report	Stericycle, Inc. • 32

In millions
	Three Months Ended March 31,
	2020	2019
North America	$0.7	$0.1
International	0.2	0.9
Other	17.1	19.5
Total charges	$18.0	$20.5

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

Intangible Amortization

See table above for intangible amortization expense from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income.

The decrease in amortization expense is a result of the classification of Intangible assets related to the divestiture of the Domestic Environmental Solutions business as held-for-sale assets on the Condensed Consolidated Balance Sheets as of the date of the Purchase Agreement on February 6, 2020. See Part I, Item I. Note 3 – Restructuring, Divestitures, and Disposal Groups Held-For-Sale in the Condensed Consolidated Financial Statements for further information.

Operational Optimization

We recognized the following Operational Optimization expenses as follows:

In millions
	Three Months Ended March 31, 2019
	North America	International	All Other	Total
Exit costs - employee termination	$-	$-	$-	$-
Closure and exit costs – other	-	1.6	-	1.6
Non-cash charges	2.0	-	-	2.0
Other expenses	-	-	-	-
Total	$2.0	$1.6	$-	$3.6

For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestitures, and Disposal Groups Held-For-Sale in the Condensed Consolidated Financial Statements).

As we continue to consider each Operational Optimization activity, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. We may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on the planned time frame or at all.

Divestitures (including Divestiture losses (gains), net

We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Our decisions regarding divestitures are based upon the following criteria:

•	outlook for long-term market conditions;

2020 Q1 10-Q Report	Stericycle, Inc. • 33

•	potential impact to complementary services or customer relationships;
•	ability to leverage infrastructure and customer base for growth;
•	potential for margin improvement;
•	current divestiture value versus future divestiture value;
•	return on invested capital;
•	impact on overall leverage, including impact on our debt leverage ratio;
•	implications for our internal control remediation efforts; and
•	implications for our ERP system implementation.

We recognized the following Divestitures (including Divestiture losses (gains), net) in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended March 31,
	2020	2019
Domestic Environmental Solutions business	$58.3	$-
U.K. TextAnywhere business	-	(5.1)
U.K. patient transport business	-	(0.3)
Consulting and professional fees (in SG&A)	3.0	2.6
Total Divestitures (including Divestiture losses (gains), net)	$61.3	$(2.8)

For additional information regarding Divestiture losses (gains), net, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestitures, and Disposal Groups Held-For-Sale in the Condensed Consolidated Financial Statements.

We continue to evaluate the performance of our entire portfolio of assets and businesses. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. In addition, divestitures we complete may not yield the targeted improvements in our business. Any charges that we are required to record or the failure to achieve the intended financial results associated with the portfolio rationalization evaluation could have a material adverse effect on our business, financial condition or results of operations.

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time. We are also involved in a variety of civil litigation matters from time to time including the items detailed in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies. Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.

See table above for litigation, settlement and regulatory compliance impacting our business for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income.

Asset and Goodwill Impairments

2020 Q1 10-Q Report	Stericycle, Inc. • 34

We recognized the following non-cash impairment charges:

In millions
	Three Months Ended March 31,
	2020	2019
Software	$-	$1.6
Impairments included in COR	$-	$1.6

Customer lists, permits and tradenames	$4.0	$-
Impairments included in SG&A	$4.0	$-

Goodwill impairments:
Latin America reporting unit	$-	$20.9
Goodwill impairments	$-	$20.9

For the three months ended March 31, 2020, we recorded impairment charges of $4.0 million related to customer list intangibles due to the discontinuation of a certain service line in our Domestic CRS reporting unit.

For the three months ended March 31, 2019, impairment charges primarily consisted of $1.6 million related to software as a result of rationalization of system applications primarily in All Other.

As a result of an interim assessment performed in the first quarter of 2019, we recognized a non-cash goodwill impairment charge of $20.9 million related to our Latin America reporting unit.

We will continue impairment testing annually or as otherwise required by applicable accounting standards.

Other

See table above for other charges, primarily consulting and professional fees related to internal control remediation activities as well as the implementation of new accounting standards, impacting our business for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income.

Additionally, see table above for the impact of foreign exchange re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income.

U.S. CARES Act

For additional information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019:

2020 Q1 10-Q Report	Stericycle, Inc. • 35

Financial results for the three months ended March 31, 2020 compared to the prior year include:

•

Revenues for the quarter ended March 31, 2020, were $785.0 million, compared to $830.1 million in the first quarter of last year. The decline was due to divestitures, which reduced revenues by $38.4 million, and macroeconomic factors of SOP pricing and foreign exchange rates, which reduced revenues by $16.4 million and $10.5 million, respectively. Organic revenue growth for RWCS, SID, excluding SOP pricing impact, and M&I was 3.3%, 1.4%, and 2.2% respectively.

•

Loss from operations in the quarter was $30.4 million, which includes an impairment for assets held-for-sale of $58.3 million, compared to loss from operations of $4.2 million, which includes goodwill impairment of $20.9 million and a gain on the sale of a business of $5.4 million, in the first quarter of last year. In addition to the impact of these items, loss from operations changed due to lower SG&A, primarily related to reduced consulting and professional fees for litigation, compliance and material weakness remediation of $27.1 million, plus margin improvement of $4.2 million partially offset by the SOP pricing impact of $16.4 million.

•

Net loss was $20.1 million, or $0.22 diluted loss per share, compared with $37.8 million, or $0.42 diluted loss per share, in the first quarter of last year.  This reflects the previously highlighted significant charges and operational items, as well as a tax benefit related to the U.S. CARES Act of $39.4 million, which primarily relates to our ability to now carryback Net Operating Losses to prior years that had higher tax rates and lower interest expense of $2.6 million due to lower debt balances and reduced interest rates.

•

Cash flow from operations for the first quarter was $82.1 million, compared to $36.2 million for the first quarter of 2019. The current quarter primarily reflects lower payments for annual incentive compensation of $19.0 million, accounts payables timing of $10.5 million, and lower prepaid software of $8.0 million compared to the prior year.

•

Cash paid for capital expenditures for the first quarter was $39.6 million as compared to $66.1 million in the first quarter of 2019, primarily driven by timing of investments in the ERP implementation and lower capital expenditures due to disciplined capital management.

Revenues and Gross profit associated with RWCS were modestly impacted by COVID-19 at the end of the first quarter 2020 due to the postponement of preventative care, elective surgeries, and the temporary closure of smaller, independent healthcare practices.

Revenues and Gross profit associated with SID were impacted toward the end of the first quarter 2020 by COVID-19 as a result of closures of customer businesses that do not qualify as essential services. In addition, SOP pricing was significantly lower as compared to the prior year period; SOP pricing declined significantly during 2019 and only recently began to increase in 2020. Continued macroeconomic impacts related to COVID-19 and in SOP pricing could have an impact on our Revenues, Gross profit and results of operations.

Revenues:

In analyzing our Company’s performance, it is necessary to understand that our various regulated services share a common infrastructure and customer base.  We market our regulated waste and compliance services by offering various pricing options to meet our customers’ preferences, and customers move between these different billing paradigms.  For example, our customers may contract with us for Medical Waste Disposal services that are billed based on the weight of waste collected, processed and disposed during a particular period, and in a subsequent period, the same customer could move to our standard service, which packages the same regulated medical waste services with training and education services

2020 Q1 10-Q Report	Stericycle, Inc. • 36

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

Revenues by service and Reportable Segment in the first quarter of 2020 compared to the same period in 2019 were as follows:

	Three Months Ended March 31,
	In millions				Organic
	2020	2019	Change ($)	Change (%)	SOP Related	Other	Divestitures	Foreign Exchange
Revenues by Service
Regulated Waste and Compliance Services	$467.3	$469.2	$(1.9)	(0.4%)	–	3.3%	(2.1%)	(1.6%)
Secure Information Destruction Services	218.1	232.0	(13.9)	(6.0%)	(7.1%)	1.4%	–	(0.3%)
Communication and Related Services	33.6	61.2	(27.6)	(45.1%)	–	(0.5%)	(44.4%)	(0.2%)
Manufacturing and Industrial Services	66.0	67.7	(1.7)	(2.5%)	–	2.2%	(1.9%)	(2.8%)
Total Revenues	$785.0	$830.1	$(45.1)	(5.4%)	(2.0%)	2.4%	(4.6%)	(1.3%)

Revenues by Segment
North America	$627.5	$631.5	$(4.0)	(0.6%)	(2.2%)	1.6%	–	–
International	130.4	148.6	(18.2)	(12.2%)	(1.8%)	5.9%	(9.4%)	(6.9%)
All Other	27.1	50.0	(22.9)	(45.8%)	–	3.0%	(48.8%)	–
Total Revenues	$785.0	$830.1	$(45.1)	(5.4%)	(2.0%)	2.4%	(4.6%)	(1.3%)

North America revenues decreased $4.0 million, or 0.6%, in the first quarter of 2020 to $627.5 million from $631.5 million in the first quarter of 2019. Organic revenues increased $10.0 million or 1.6% and was offset by a decrease in revenue due to the impact of SOP pricing of $13.7 million.

International revenues decreased $18.2 million, or 12.2%, in the first quarter of 2020 to $130.4 million from $148.6 million in the first quarter of 2019. The increase in International segment organic revenues was $8.7 million, or 5.9%. The increase in organic revenues was partially offset by $2.7 million related to the impact of SOP pricing. Divestiture of the U.K. TextAnywhere, Chile, and Mexico businesses reduced revenues by $14.0 million, or 9.4%. The effect of foreign exchange rates unfavorably impacted International revenues in 2020 by $10.5 million, or 6.9%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

2020 Q1 10-Q Report	Stericycle, Inc. • 37

All Other revenues, related to Domestic CRS, decreased $22.9 million, or 45.8%, in the first quarter of 2020 to $27.1 million from $50.0 million in 2019. Revenues were impacted by reductions in CRS volumes due to the divestiture of the TAS business, discussed in the 2019 Form 10-K Note 4 Restructuring and Divestitures.

Gross profit:

In millions
	Three Months Ended March 31,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	286.6	36.5%	297.1	35.8%	(10.5)	(3.5%)

Consolidated Gross profit for the first quarter of 2020 decreased $10.5 million, or 3.5%, to $286.6 million from $297.1 million in the first quarter of 2019. As a percentage of Revenues, consolidated Gross profit as a percentage of Revenues increased to 36.5% in the first quarter of 2020 compared to 35.8% in the first quarter of 2019.

The decrease in Gross profit dollars for the three months ended March 31, 2020, as compared to the prior year period, was primarily due to decreased revenue due to divestitures that occurred during 2019. In addition, the Company continues to see year over year reductions in SOP pricing. Gross profit as a percentage of Revenues has improved as divested businesses produced lower margins as compared to core businesses. In addition, we continue to see lower charges associated with our key strategies and other significant matters discussed above.

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

SG&A:

In millions
	Three Months Ended March 31,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	258.7	33.0%	285.8	34.4%	(27.1)	(9.5%)

Consolidated SG&A expenses decreased $27.1 million, or 9.5%, in the first quarter of 2020 to $258.7 million from $285.8 million in the first quarter of 2019. The decrease was primarily the result of reduced consulting and professional fees for litigation, compliance and material weakness remediation costs, and lower SG&A associated with divestitures that occurred in 2019, partially offset by higher incentive compensation.

Divestiture losses (gains), net:

2020 Q1 10-Q Report	Stericycle, Inc. • 38

In millions
	Three Months Ended March 31,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Divestiture losses (gains), net	58.3	7.4%	(5.4)	(0.7%)	63.7	nm

For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestitures, and Disposal Groups Held-For-Sale in the Condensed Consolidated Financial Statements.

During the three months ended March 31, 2020, the Company recognized an impairment charge of $58.3 million, inclusive of $10.8 million of related deal costs, associated with classifying as assets held-for-sale as the carrying value of the net assets held-for-sale exceeded their fair value less cost to sell. The prior year comparable period primarily included a gain on the divestiture of the U.K. based texting business, TextAnywhere.

Goodwill impairment:

In millions
	Three Months Ended March 31,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Goodwill impairment	-	-	20.9	2.5%	(20.9)	(100.0%)

During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of our Latin America reporting unit and triggered an interim assessment as of March 31, 2019. The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value and recognized $20.9 million of non-cash goodwill impairment.

Segment Profitability:

Beginning in the first quarter of 2020, we have changed our measure of segment profitability to Adjusted Income from Operations. Adjusted Income from Operations is Income from operations excluding certain specified items. As a result of this change in segment reporting, all applicable historical segment information has been revised to conform to the new presentation. See Part I, Item I. Financial Statements; Note 8 – Segment Reporting in the Condensed Consolidated Financial Statements for further information.

Segment profitability was as follows:

2020 Q1 10-Q Report	Stericycle, Inc. • 39

In millions
	Three Months Ended March 31,
	2020		2019		2020 compared to 2019
	$	% of Segment Revenues	$	% of Segment Revenues	$	%
Adjusted Income (Loss) from Operations
North America	144.5	23.0%	134.9	21.4%	9.6	7.1%
International	15.1	11.6%	17.1	11.5%	(2.0)	(11.7%)
All Other	(65.8)	(242.8%)	(47.0)	(94.0%)	(18.8)	40.0%
Total	93.8	11.9%	105.0	12.6%	(11.2)	(10.7%)

Reconciliation to Loss from Operations:
Total Adjusted Income from Operations above	93.8		105.0
Business Transformation	(18.0)		(20.5)
Intangible Amortization	(31.9)		(37.8)
Acquisition and Integration	-		(1.9)
Operational Optimization	-		(3.6)
Divestitures	(61.3)		2.8
Litigation, Settlements and Regulatory Compliance	(4.4)		(9.8)
Asset Impairments	(4.0)		(1.6)
Goodwill Impairment	-		(20.9)
Other	(4.6)		(15.9)
Loss from Operations	(30.4)		(4.2)

Adjusted Income from Operations for our North America segment increased $9.6 million, or 7.1%, in the first quarter of 2020 to $144.5 million from $134.9 million in the first quarter of 2019. As a percentage of North America revenues, Adjusted Income from Operations was 23.0% and 21.4%, for the first quarter of 2020 and 2019, respectively. This improvement was the result of margin flow-through impacts associated with higher organic revenue in RWCS and SIT, excluding the impact from SOP pricing, as well as the flow-through effect from higher Hazardous waste revenue compared to the first quarter 2019. The improvement was partially offset by the impact of SOP pricing.

Adjusted Income from Operations for our International segment decreased $2.0 million, or 11.7%, in the first quarter of 2020 to $15.1 million from $17.1 million in the first quarter of 2019. The decline was primarily driven by the impact of SOP pricing. As a percentage of International revenues, Adjusted Income from Operations was 11.6% and 11.5% for the first quarter of 2020 and 2019, respectively.

Adjusted Loss from Operations for All Other increased $18.8 million in the first quarter of 2020 to $65.8 million from $47.0 million in the first quarter of 2019. The increase in the loss is a result of higher incentive compensation, professional fees associated with higher legal and information technology, corporate insurance and other employee benefit costs for the quarter ended March 31, 2020 compared to 2019. The decrease was partially offset by improvements in CRS associated with cost savings initiatives completed in 2019.

Interest expense, net:

2020 Q1 10-Q Report	Stericycle, Inc. • 40

In millions
	Three Months Ended March 31,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	25.0	3.2%	27.6	3.3%	(2.6)	(9.4%)

Interest expense, net decreased in the first quarter of 2020 to $25.0 million from $27.6 million in the first quarter of 2019. The decrease in the period is a result of a lower debt balance as well as lower interest rates compared to the prior year.

Other expense, net:

In millions
	Three Months Ended March 31,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Other expense, net	2.9	0.4%	2.2	0.3%	0.7	31.8%

Other expense, net was $2.9 million and $2.2 million in the first quarter of 2020 and 2019, respectively.

Income tax (benefit) expense:

In millions
	Three Months Ended March 31,
	2020		2019		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax benefit (expense)	38.4	65.9%	(3.6)	(10.7%)	42.0	nm

Income tax benefit was $38.4 million for the three months ended March 31, 2020 compared to expense of $3.6 million for the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were 65.9% and (10.7)%, respectively. The results for the three months ended March 31, 2020 reflects a $39.4 million tax benefit related to the U.S. CARES Act, as well as the tax impact from the assets-held-for sale impairment which is primarily non-deductible. See Part I, Item I. Financial Statements; Note 6 – Income Taxes and Part I, Item I. Financial Statements; Note 3 - Restructuring, Divestitures, and Disposal Groups Held-For-Sale in the Condensed Consolidated Financial Statements for further information.

The negative effective tax rate for the three months ended March 31, 2019 is due to the impact of the non-deductible Latin America goodwill impairment and valuation allowances recognized against losses in several countries.

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

2020 Q1 10-Q Report	Stericycle, Inc. • 41

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

The Company additionally expects positive impacts to cash flow from operations in 2020 as a result of the U.S. CARES Act. Similar tax provisions and other stimulus measures have been granted either before or after March 31, 2020 by certain foreign and U.S. state jurisdictions which the Company continues to evaluate. The Company anticipates cash refunds under certain provisions of the U.S. CARES Act to be approximately $100 million in 2020 from cash tax refunds for 2018 and 2019 net operating loss carrybacks. We expect to receive both refunds by the end of the year, although there is some timing risk given current IRS volume and government shelter in place requirements. Additionally, the Company expects to defer payments associated with employer related payroll taxes of approximately $20 million in 2020 starting in the second quarter through the rest of the year under the U.S. CARES Act with expected payments in late 2021 and 2022. Internationally, the Company is actively pursuing payment deferrals under the various programs for social and indirect tax matters.

The Credit Agreement and Fifth Amendment contain a number of covenants, including financial covenants. As of March 31, 2020, the Company was in compliance with the Consolidated Leverage Ratio covenant, with an actual ratio of 4.50 to 1.00, which was below the allowed maximum ratio of 5.00 to 1.00 as contained in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio will be decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.

Due to COVID-19 and related uncertainty of its impacts on future operating results, it is reasonably likely that the Company could exceed this Consolidated Leverage Ratio threshold at some point in the next 12 months. This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage Ratio covenant from the Company’s lenders.

A failure to comply with these provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, and/or cause their loans to become due and payable in full, foreclose against any assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.

For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements for further information.

During the three months ended March 31, 2020, the Company incurred debt issuance costs in connection with the Fifth Amendment to the Senior Credit Facility of $1.7 million, of which $0.3 million has been charged to Interest expense, net and the remainder capitalized as unamortized debt issuance costs. Unamortized debt issuance costs will be amortized to Interest expense, net over the remaining term of the Credit Agreement.

Working Capital:  At March 31, 2020, our working capital increased $435.0 million to $384.7 million compared to a deficit of $50.3 million at December 31, 2019. This change is primarily related to the

2020 Q1 10-Q Report	Stericycle, Inc. • 42

designation of assets held-for-sale related to the divestiture of the Domestic Environmental Solutions business.

Current assets increased $496.6 million at March 31, 2020 to $1,203.2 million from $706.6 million at December 31, 2019, primarily driven by the designation of assets held-for-sale related to the divestiture of the Domestic Environmental Solutions business and higher prepaid expenses which includes income tax receivables associated with the impact of the U.S. CARES Act. Our first quarter 2020 DSO as reported was 47 days, as compared to DSO of 60 days in the fourth quarter of 2019, reflecting the classification of accounts receivable from the Domestic Environmental Solutions business into held-for-sale. When excluding the divestiture revenues from the DSO calculation, DSO was 61 days as of March 31, 2020, compared to 62 days as of December 31, 2019.

Current liabilities increased $61.6 million at March 31, 2020 to $818.5 million from $756.9 million at December 31, 2019, primarily driven by the designation of liabilities held-for-sale related to the divestiture of the Domestic Environmental Solutions business.

In millions
	Three Months Ended March 31,
	2020	2019
Net cash from operating activities	$82.1	$36.2
Net cash from investing activities	(40.1)	(52.3)
Net cash from financing activities	(39.6)	31.3
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.3)
Net change in cash and cash equivalents	$1.3	$13.9

Operating Cash Flows:  Net cash from operating activities increased $45.9 million, or 126.8%, in the first three months of 2020 to $82.1 million from $36.2 million in the first three months of 2019. The current quarter primarily reflects lower payments for annual incentive compensation of $19.0 million, accounts payable timing of $10.5 million, and lower prepaid software of $8.0 million compared to the prior year.

Investing Cash Flows: Net cash used by investing activities decreased $12.2 million, or 23.3%, in the first three months of 2020 to net cash used of $40.1 million from net cash used of $52.3 million in the first three months of 2019. Our capital expenditures decreased by $26.5 million to $39.6 million from $66.1 million in the first quarter of 2019, primarily as a result of a reduction in capital expenditure payments for work associated with our ERP initiative and disciplined capital management. In the first quarter of 2019, we also received $13.6 million from the divestiture of a U.K. businesses. The Company had $33.1 million and $16.9 million of accrued capital expenditures at March 31, 2020 and 2019, respectively.

Financing Cash Flows: Net cash used by financing activities increased $70.9 million, or 226.5%, in the first three months of 2020. Our net repayments on our senior credit facility and term loan were $27.6 million in the first quarter of 2020 compared to net borrowings of $40.0 million in the first quarter of 2019.

Critical Accounting Policies and Estimates

As discussed in our 2019 Form 10-K, the preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based

2020 Q1 10-Q Report	Stericycle, Inc. • 43

compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, operating lease ROU assets and lease liabilities, intangible asset valuations, measurement of assets and liabilities held-for-sale, and long-lived asset and goodwill impairment. Actual results may differ from those estimates.

Effective January 1, 2020, the Company adopted ASU 2016-13.  See Part I, Item I. Financial Statements; Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in the Condensed Consolidated Financial Statements for further information on the adoption of ASU 2016-13.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about the various risks to which we have exposure are included in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of our 2019 Form 10-K. There were no material changes from the information provided therein.

The U.K.’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to phase out LIBOR by the end of 2021. The Company’s contracts with respect to its borrowings already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, because of material weaknesses in internal control over financial reporting, as described below.

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

2020 Q1 10-Q Report	Stericycle, Inc. • 44

deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stericycle conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the criteria established by the COSO Framework.

As of December 31, 2019, material weaknesses continued to exist in our Control Environment and Control Activity components of the COSO Framework. Management identified material weaknesses in controls related to:

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

our Domestic Environmental Solutions business of the North America Regulated Waste and Compliance Services segment (further referred to within this Item as “Environmental Solutions”) related to not fully designing, implementing and monitoring controls relevant to our revenue (including the GITCs for systems supporting this process) and cost of disposal processes.

As a result of the material weaknesses described above, management concluded that, as of December 31, 2019, our internal control over financial reporting was ineffective.

Changes in internal controls

As described below, we have undertaken and continue to undertake significant remediation actions to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2020 but have not materially affected our internal control over financial reporting.

Planned Remediation of Remaining Material Weaknesses

Remediation actions undertaken during the three months ending March 31, 2020 include (see above for description of the two control areas in remediation):

(a)

As part of our GITC remediation efforts, in the first quarter of 2020 we changed our previous Information Technology Governance Risk Compliance (IT GRC) senior team members, established a formal Information Technology Governance Risk Committee, as well as transitioned to new third-party service providers. The combination of these three improvements is to pointedly establish, monitor and drive execution of our GITC remediation efforts. Also, IT GRC’s remediation efforts include the maturation of our technology enabled user entitlement review process and IT performance metrics monitoring. During the first quarter of 2020, we implemented SAP Success Factors as our global HR Management System and are leveraging the enhanced employee master data management capabilities to improve our access management processes and controls.

(b)

Environmental Solutions remediation efforts continued through March 31, 2020 and as disclosed in Form 8-K dated April 6, 2020, the material weaknesses impacting the Company as of March 31, 2020 associated with the Domestic Environmental Solutions business will no longer impact the Company subsequent to April 6, 2020. A portion of the retained Environmental Solutions business

2020 Q1 10-Q Report	Stericycle, Inc. • 45

was already part of the Domestic Medical Waste internal control infrastructure, while the remaining will be assimilated in the second quarter of 2020.

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

2020 Q1 10-Q Report	Stericycle, Inc. • 46

PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, and the factors identified under “Safe Harbor” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2019, other than as described below.

Our business is subject to risks arising from pandemic diseases, such as the recent outbreak of COVID-19.

The recent outbreak of the coronavirus disease 2019, or COVID-19, has spread across the globe and is impacting worldwide economic activity.  A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners are being or may be prevented from conducting our normal business activities for an indefinite period of time, including due to shutdowns that have been or may be requested or mandated by governmental authorities.

We are focused on ensuring the health and safety of our employees

We are focused on ensuring the health and safety of our employees.  Appropriate precautions we have taken to safeguard the health and safety of our employees and challenges we are facing in obtaining sufficient supplies of personal protective equipment has made or may make certain of our business processes less efficient.

Measures taken to prevent the spread of COVID-19 may adversely affect our business

While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19, an economic slowdown attributed to COVID-19, and the measures taken by the governments of countries affected could disrupt our supply chain, result in disruption in transportation services and restrictions on the ability of our employees to travel, result in temporary closures of our facilities or the facilities of our customers and suppliers, cause certain of our customers and supplier to become  insolvent or permanently cease  operations, affect the volume of paper which is processed by our secure information destruction business and the revenue generated from the sale of SOP, and adversely impact our business, financial condition or results of operations.  The COVID-19 pandemic has also disrupted or may disrupt implementation of certain of our internal business plans and strategies.

2020 Q1 10-Q Report	Stericycle, Inc. • 47

PART II

Our relationships with our employees may be disrupted

In response to the potential effects of COVID-19 on our business, we have instituted a number of cost-saving measures, including furloughing employees and placing temporary holds on recruiting new hires and filling open employment positions.  There can be no assurance that employees who have been furloughed and potential employees that we were in the process of recruiting will continue to remain available for employment by us.  In addition, such disruptions in our relationships with our employees could result in increased attempts to unionize portions of our workforce.

Market conditions could adversely change and our earnings could decline as a result of COVID-19, which could result in charges to impair intangible assets, such as goodwill

As a result of our various acquisitions, the Condensed Consolidated Balance Sheet at March 31, 2020 contains goodwill of $2.8 billion and other intangible assets, net of accumulated amortization of $1.2 billion.  In accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill.  As circumstances after an acquisition can change, we may not realize the value of these intangible assets.  We may be required to recognize impairments in certain of our reporting units due to a reduction of forecasted future cash flows associated with the effects of COVID-19 on our business.  The recognition of any potential future impairments could have a material adverse impact on our results of operations.

COVID-19 could result in a prolonged economic slowdown in the U.S. and other countries

Continuing concerns over economic and business prospects in the U.S. and other countries have contributed to increased volatility and diminished expectations for the global economy.  These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the outbreak of COVID-19, may precipitate a prolonged economic slowdown and recession.  If the economic climate continues to deteriorate, our business, as well as the financial condition of our customers and suppliers and the ability of our customers to pay amounts owed to us or renew contracts with us at previous or increased rates, could be adversely affected, resulting in a negative impact on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2020.

2020 Q1 10-Q Report	Stericycle, Inc. • 48

PART IV

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Index	Description
2.1

Stock Purchase Agreement, dated as of February 6, 2020, by and among Stericycle, Inc., Harsco Corporation and CEI Holding, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 7, 2020)

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

3.7

Certificate of Elimination of the Certificate of Designations relating to Series A Convertible Preferred Stock, par value 0.01 per share (incorporated by reference to Exhibit 3.1 and 4.1 to our current report on Form 8-K filed September 15, 2015)

3.8

Certificate of Designations setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed September 15, 2015)

3.9

Certificate of Elimination of the Certificate of Designations relating to 5.25% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q filed November 11, 2018)

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
10.1	Executive Severance and Change in Control Plan (as amended) (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K for 2019)
10.2

Fifth Amendment, dated as of February 25, 2020, to the Credit Agreement dated as of November 17, 2017, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 27, 2020)

10.3

Cooperation Agreement, dated as of March 26, 2020, between Stericycle, Inc. and Saddle Point Management, L.P. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 30, 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101

The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2020 Q1 10-Q Report	Stericycle, Inc. • 49

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2020

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Chief Financial Officer

2020 Q1 10-Q Report	Stericycle, Inc. • 50