Form 10-Q
period 2020-06-30
STERICYCLE INC
filed 2020-08-06
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On August 3, 2020, there were 91,482,888 shares of the Registrant’s Common Stock outstanding.

2020 Q2 10-Q Report	Stericycle, Inc. • 2

Glossary of Defined Terms

Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2020 Q2 10-Q Report	Stericycle, Inc. • 3

Abbreviation	Description
2019 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2019
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASEA	Security, Energy and Environmental Agency
ASU	Accounting Standards Update
Buyer	Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
Clean Air Act	The Clean Air Act of 1970
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

CRS	Communication and Related Services
DAQ	Division of Air Quality
DEA	U.S. Drug Enforcement Agency
Disposal Group	The divestiture of Domestic Environmental Solutions
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DSO

Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after a sale has been made computed as the last three and twelve months of Revenues for the quarter and period ended DSO, respectively, divided by the Accounts Receivable balance.

DTSC	Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Fifth Amendment	Fifth Amendment to the Credit Agreement, dated as of February 25, 2020
HSA	Healthcare Service Agreement with Buyer
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including Puerto Rico
NOV	Notice of Violation
Other	Represents corporate enabling and shared services functions
PFA	Pre-filing agreement
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Buyer
PSU	Performance-based restricted stock unit
ROU	Right-of-use
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% Senior Notes due July 2024
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services
SOP	Sorted office paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TAS	Telephone answering services
TSA	Transition Services Agreement with Buyer
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2020 Q2 10-Q Report	Stericycle, Inc. • 4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$598.2	$845.8	$1,383.2	$1,675.9
Cost of revenues	368.5	543.2	866.9	1,076.2
Gross profit	229.7	302.6	516.3	599.7
Selling, general and administrative expenses	201.0	277.0	459.7	562.8
Divestiture losses (gains), net	3.8	0.3	62.1	(5.1)
Goodwill impairment	-	-	-	20.9
Income (loss) from operations	24.9	25.3	(5.5)	21.1
Interest expense, net	(19.3)	(33.6)	(44.3)	(61.2)
Loss on early extinguishment of debt	-	(23.1)	-	(23.1)
Other expense, net	(1.0)	(1.8)	(3.9)	(4.0)
Income (loss) before income taxes	4.6	(33.2)	(53.7)	(67.2)
Income tax (expense) benefit	(8.7)	3.0	29.7	(0.6)
Net loss	(4.1)	(30.2)	(24.0)	(67.8)
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.6)	(0.5)
Net loss attributable to Stericycle, Inc. common shareholders	(4.5)	(30.5)	(24.6)	(68.3)
Loss per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.05)	$(0.33)	$(0.27)	$(0.75)
Diluted	$(0.05)	$(0.33)	$(0.27)	$(0.75)
Weighted average number of common shares outstanding:
Basic	91.4	91.0	91.4	90.9
Diluted	91.4	91.0	91.4	90.9

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q2 10-Q Report	Stericycle, Inc. • 5

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(4.1)	$(30.2)	$(24.0)	$(67.8)

Other comprehensive income (loss):	-
Currency translation adjustments	10.3	(2.4)	(28.8)	6.1
Amortization of cash flow hedge into income, net of tax expense ($0.1 and $0.2) for the three and six months ended June 30, 2019, respectively	-	0.2	-	0.4
Change in fair value of cash flow hedge, net of tax expense ($0.1 for both the three and six months ended June 30, 2019)	-	0.2	-	0.2
Reclassification of cash flow hedge, net of tax expense ($1.1 for both the three and six months ended June 30, 2019)	-	2.3	-	2.3
Total other comprehensive income (loss)	10.3	0.3	(28.8)	9.0

Comprehensive income (loss)	6.2	(29.9)	(52.8)	(58.8)
Less: comprehensive income attributable to noncontrolling interests	0.4	0.3	0.7	0.8
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$5.8	$(30.2)	$(53.5)	$(59.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q2 10-Q Report	Stericycle, Inc. • 6

STERICYCLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share data
	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$42.0	$34.7
Accounts receivable, less allowance for doubtful accounts of $59.8 in 2020 and $67.9 in 2019	376.1	544.3
Prepaid expenses	120.0	60.7
Other current assets	54.5	66.9
Total Current Assets	592.6	706.6
Property, plant and equipment, less accumulated depreciation of $642.2 in 2020 and $667.8 in 2019	705.6	798.5
Operating lease right-of-use assets	376.0	435.0
Goodwill	2,785.7	2,982.2
Intangible assets, less accumulated amortization of $584.0 in 2020 and $584.9 in 2019	1,160.7	1,422.4
Other assets	64.7	92.3
Total Assets	$5,685.3	$6,437.0
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$114.6	$103.1
Bank overdrafts	-	1.9
Accounts payable	149.6	220.1
Accrued liabilities	263.3	296.6
Operating lease liabilities	83.3	94.8
Other current liabilities	49.5	40.4
Total Current Liabilities	660.3	756.9
Long-term debt, net	1,998.7	2,559.3
Long-term operating lease liabilities	311.2	356.1
Deferred income taxes	318.0	295.1
Long-term taxes payable	45.0	70.7
Other liabilities	56.0	64.2
Total Liabilities	3,389.2	4,102.3

Commitments and contingencies

Equity:
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.5 and 91.1 issued and outstanding in 2020 and 2019, respectively)	0.9	0.9
Additional paid-in capital	1,222.4	1,205.7
Retained earnings	1,415.3	1,442.4
Accumulated other comprehensive loss	(347.0)	(318.1)
Total Stericycle, Inc.’s Equity	2,291.6	2,330.9
Noncontrolling interests	4.5	3.8
Total Equity	2,296.1	2,334.7
Total Liabilities and Equity	$5,685.3	$6,437.0

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q2 10-Q Report	Stericycle, Inc. • 7

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(24.0)	$(67.8)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	57.0	64.7
Intangible amortization	63.1	74.7
Loss on early extinguishment of debt and related charges	-	26.5
Stock-based compensation expense	12.9	10.0
Deferred income taxes	(2.7)	12.8
Goodwill impairment	-	20.9
Divestiture losses (gains), net	62.1	(5.1)
Asset impairments, loss (gain) on disposal of property plant and equipment and other charges	12.3	7.9
Other, net	4.0	0.9
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	42.5	(14.0)
Prepaid expenses	(17.6)	(22.4)
Accounts payable	(21.4)	3.6
Accrued liabilities	(1.3)	(50.6)
Other assets and liabilities	20.4	8.9
Net cash from operating activities	207.3	71.0
INVESTING ACTIVITIES:
Capital expenditures	(74.6)	(108.2)
Payments for acquisitions, net of cash acquired	-	(0.3)
Proceeds from divestiture of businesses	427.7	13.6
Other, net	(0.8)	1.8
Net cash from investing activities	352.3	(93.1)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(16.9)	(21.1)
Proceeds from foreign bank debt	0.6	9.0
Repayments of foreign bank debt	(2.9)	(4.5)
Proceeds from term loan	-	365.0
Repayment of term loan	(388.1)	(23.8)
Repayment of private placement of long-term note	-	(1,075.0)
Proceeds from senior notes	-	600.0
Proceeds from senior credit facility	608.1	933.9
Repayment of senior credit facility	(745.6)	(731.5)
Repayments of bank overdrafts, net	(1.6)	(12.1)
Payments of capital lease obligations	(2.1)	(1.3)
Payments of debt issuance costs	(1.4)	(8.8)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(1.1)	13.9
Payments on early extinguishment of debt	-	(20.4)
Net cash from financing activities	(551.0)	23.3
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.0)
Net change in cash and cash equivalents	7.3	0.2
Cash and cash equivalents at beginning of period	34.7	34.3
Cash and cash equivalents at end of period	$42.0	$34.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$-	$0.3
Capital expenditures in accounts payable	$9.0	$30.6
Interest paid during the period, net of capitalized interest	$45.5	$48.8
Income taxes paid during the period, net of refunds	$0.6	$6.5

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q2 10-Q Report	Stericycle, Inc. • 8

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2020	91.4	$0.9	$1,212.7	$1,419.8	$(357.2)	$4.0	$2,280.2
Net loss	-	-	-	(4.5)		0.4	(4.1)
Currency translation adjustment	-	-	-	-	10.2	0.1	10.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.1	-	1.9	-	-	-	1.9
Stock compensation expense	-	-	7.8	-	-	-	7.8
Balance as of June 30, 2020	91.5	$0.9	$1,222.4	$1,415.3	$(347.0)	$4.5	$2,296.1

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2019	90.8	$0.9	$1,171.2	$1,751.4	$(356.9)	$3.9	$2,570.5
Net loss	-	-	-	(30.5)	-	0.3	(30.2)
Currency translation adjustment	-	-	-	-	(2.4)	-	(2.4)
Change in qualifying cash flow hedge, net of tax	-	-	-	-	0.4	-	0.4
Accelerated amortization of cash flow hedge, net of tax	-	-	-	-	2.3	-	2.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.3	-	15.9	-	-	-	15.9
Stock compensation expense	-	-	5.7	-	-	-	5.7
Balance as of June 30, 2019	91.1	$0.9	$1,192.8	$1,720.9	$(356.6)	$4.2	$2,562.2

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q2 10-Q Report	Stericycle, Inc. • 9

STERICYCLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2020	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
Net loss	-	-	-	(24.6)	-	0.6	(24.0)
Currency translation adjustment	-	-	-	-	(28.9)	0.1	(28.8)
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.3	-	3.8	-	-	-	3.8
Stock compensation expense	-	-	12.9	-	-	-	12.9
Cumulative effect of adopting ASU 2016-13	-	-	-	(2.5)	-	-	(2.5)
Balance as of June 30, 2020	91.5	$0.9	$1,222.4	$1,415.3	$(347.0)	$4.5	$2,296.1

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2019	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1
Net loss	-	-	-	(68.3)	-	0.5	(67.8)
Currency translation adjustment	-	-	-	-	5.8	0.3	6.1
Change in qualifying cash flow hedge, net of tax expense	-	-	-	-	0.6	-	0.6
Accelerated amortization of cash flow hedge, net of tax	-	-	-	-	2.3	-	2.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.4	-	13.9	-	-	-	13.9
Stock compensation expense	-	-	10.0	-	-	-	10.0
Other changes to noncontrolling interest	-	-	6.3	-	-	(6.3)	-
Balance as of June 30, 2019	91.1	$0.9	$1,192.8	$1,720.9	$(356.6)	$4.2	$2,562.2

See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q2 10-Q Report	Stericycle, Inc. • 10

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

The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, operating lease ROU assets and lease liabilities, intangible asset valuations, and long-lived asset and goodwill impairment assessments. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from the Company’s estimates.

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

2020 Q2 10-Q Report	Stericycle, Inc. • 11

creditworthiness of the Company’s customers, historical collection trends, and current and future expected economic trends.

Accounts receivable written off in subsequent periods can differ from the allowance for doubtful accounts provided, but historically the Company’s provision has been adequate.

The allowance for doubtful accounts has decreased to $59.8 million as of June 30, 2020 from $67.9 million as of December 31, 2019. This decline is principally due to a write off of uncollectible receivables in Brazil and due to the divestiture of the Domestic Environmental Solutions business on April 6, 2020. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments for further information.

Adoption of New Accounting Standards

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments. ASU 2016-13 replaces the prior incurred loss impairment methodology of recognizing credit losses when a loss was probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance was effective for the Company on January 1, 2020. The Company recognized a net decrease to Retained earnings in the Condensed Consolidated Financial Statements of $2.5 million as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The accounting for any hosting contract is unchanged. ASU 2018-15 was effective on January 1, 2020 and was adopted prospectively for implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material impact on the Condensed Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. The Company plans to adopt ASU 2019-12 effective January 1, 2021. The Company is assessing the impact of adoption on its Condensed Consolidated Financial Statements.

2020 Q2 10-Q Report	Stericycle, Inc. • 12

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

During the six month period ended June 30, 2020, we updated our service lines to include Hazardous Waste Solutions Services and Manufacturing and Industrial Services in RWCS. This reclassification was driven by the divestiture of the Domestic Environmental Solutions business. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments. In addition, during the three month period ended June 30, 2020, we updated segment reporting to reflect U.S. CRS as part of the North America segment. See Part I, Item I. Financial Statements; Note 8 Segment Reporting in the Condensed Consolidated Financial Statements for further information.  For 2019 periods, amounts have been recast to reflect these changes.

The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended June 30, 2020
Reportable Segment	North America	International	Total
Revenues by Service:
Regulated Waste and Compliance Services	$328.5	$89.6	$418.1
Secure Information Destruction Services	137.4	15.1	152.5
Communication and Related Services	25.4	2.2	27.6
Reportable Segment Total	$491.3	$106.9	$598.2

In millions
	Three Months Ended June 30, 2019
Reportable Segment	North America	International	Total
Revenues by Service:
Regulated Waste and Compliance Services	$445.2	$108.0	$553.2
Secure Information Destruction Services	196.6	32.8	229.4
Communication and Related Services	61.0	2.2	63.2
Reportable Segment Total	$702.8	$143.0	$845.8

In millions
	Six Months Ended June 30, 2020
Reportable Segment	North America	International	Total
Revenues by Service:
Regulated Waste and Compliance Services	$767.1	$184.3	$951.4
Secure Information Destruction Services	323.4	47.2	370.6
Communication and Related Services	55.4	5.8	61.2
Reportable Segment Total	$1,145.9	$237.3	$1,383.2

In millions
	Six Months Ended June 30, 2019
Reportable Segment	North America	International	Total
Revenues by Service:
Regulated Waste and Compliance Services	$872.2	$217.9	$1,090.1
Secure Information Destruction Services	394.7	66.7	461.4
Communication and Related Services	117.4	7.0	124.4
Reportable Segment Total	$1,384.3	$291.6	$1,675.9

Contract Liabilities

2020 Q2 10-Q Report	Stericycle, Inc. • 13

Contract liabilities at June 30, 2020 and December 31, 2019 were $9.5 million and $12.2 million, respectively. Contract liabilities as of June 30, 2020 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.

Contract Acquisition Costs

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.4 years.

During the three months ended June 30, 2020 and 2019, the Company amortized $2.6 million and $2.1 million, respectively, of deferred sales incentives to SG&A.

During the six months ended June 30, 2020 and 2019, the Company amortized $5.2 million and $4.3 million, respectively, of deferred sales incentives to SG&A.

Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	June 30, 2020	December 31, 2019
Other current assets	$10.1	$9.5
Other assets	29.0	28.9
Total contract acquisition costs	$39.1	$38.4

NOTE 3 – RESTRUCTURING, DIVESTITURES, AND IMPAIRMENTS

Restructuring - Business Transformation

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.

During the six months ended June 30, 2019, the Company recognized $5.3 million in charges related to executive and employee termination costs, primarily within Other as part of SG&A in the Condensed Consolidated Statements of Loss. As of June 30, 2020, approximately $1.7 million in future payments remained accrued as part of Accrued Liabilities on the Consolidated Balance Sheets.

Divestitures

On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its Domestic Environmental Solutions business (the “Transaction”) to Buyer for approximately $462.5 million (subject to customary adjustments for working capital and other adjustments), pursuant to the Purchase Agreement, dated February 6, 2020. As previously announced, the Purchase Agreement provided for the divestiture of the Company’s Domestic Environmental Solutions business, reported in the North America segment, exclusive of the Company’s healthcare hazardous waste services and unused consumer pharmaceutical take-back services, to Buyer. In connection with the Purchase Agreement, the Company entered into an HSA and TSA with the Buyer for a period of seven years and six months, respectively. The Company allocated and deferred a portion of the Transaction proceeds, $17.7 million related to the HSA and $1.5 million related to the TSA, which will be recognized over the applicable duration of the HSA and TSA periods, subject to specific agreement provisions, thereby offsetting the expenses incurred to deliver the respective services. The allocated proceeds are reflected as an operating cash flow on the Condensed Consolidated Statement of Cash Flows, as they are advances received for services to be provided prospectively.

2020 Q2 10-Q Report	Stericycle, Inc. • 14

In the first quarter of 2020, the Company recognized an impairment charge of $58.3 million, inclusive of $10.8 million of related deal costs. In the second quarter of 2020, the Company recognized an incremental loss on the sale of business of $3.8 million driven by working capital adjustments. These charges are reported as Divestiture losses (gains), net in the Company’s Condensed Consolidated Statements of Loss.

The Company has recorded the disposal based on an estimated working capital adjustment based upon the terms of the Purchase Agreement and anticipates finalizing working capital adjustments in the third quarter 2020 with the Buyer. Operating results for the business are excluded from the Condensed Consolidated Financial Statements subsequent to the closing date of the transaction.

During the three months ended March 31, 2019, the Company completed the sale of the non-core U.K. based texting business, a component of the International segment for proceeds of $14.9  million, including a $1.3 million note receivable that was due in six months from the closing of the transaction, resulting in a pre-tax gain of approximately $5.8 million, which is recognized in Divestiture losses (gains), net in the Condensed Consolidated Statements of Loss.

On August 3, 2020, Stericycle entered into an agreement and completed the sale of its operations in Argentina for proceeds of approximately $3.9 million. Revenue of Argentina operations were approximately 1% of our consolidated annual revenues for 2019. The transaction is expected to result in a third quarter non-cash divestiture pre-tax loss of approximately $115 million, of which $87 million relates to the reclassification of accumulated currency translation adjustments to earnings. As of June 30, 2020, Argentina did not meet the held for sale criteria and therefore the expected loss will be recognized in our third quarter financial results. As of June 30, 2020, Argentina’s long-lived assets were assessed for recoverability and no impairment was indicated as the projected undiscounted cash flows exceeded the carrying amount.

Impairments

For the three months ended June 30, 2020, charges of $6.2 million, primarily in COR, in our North America reportable segment are related to non-cash impairments associated with rationalization of software application assets, and charges of $2.1 million, reported evenly between SG&A and COR,  in our International reportable segment associated with non-cash impairments for certain property, plant and equipment assets and permits primarily in Brazil.

For the six months ended June 30, 2020, charges of $10.2 million, primarily in COR, in our North America reportable segment are related to non-cash impairments associated with rationalization of software application assets, and with intangible assets as a result of a discontinuation of a certain service line, and charges of $2.1 million, reported evenly between SG&A and COR, in our International reportable segment associated with non-cash impairments for certain property, plant and equipment assets and permits primarily in Brazil.

For the three months ended June 30, 2019, SG&A included non-cash impairment charges of $2.1 million, which included $0.4 million related to long-lived assets in our North America reportable segment and $1.7 million related to permits and customer lists in our International reportable segment.

For the six months ended June 30, 2019, COR included $1.6 million related to non-cash impairment charges for software as a result of rationalization of applications and SG&A included $2.1 million of non-cash impairment charges, of which of $0.4 million related to long-lived assets in our North America

2020 Q2 10-Q Report	Stericycle, Inc. • 15

reportable segment, and $1.7 million related to permits and customer lists in our International reportable segment.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2019	$2,631.6	$350.6	$2,982.2
Divestitures (Note 3)	(182.8)	-	(182.8)
Changes due to foreign currency fluctuations	-	(13.7)	(13.7)
Balance as of June 30, 2020	$2,448.8	$336.9	$2,785.7

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

Intangible Assets:

Intangible assets were as follows:

In millions
	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,326.0	$572.7	$753.3	$1,460.8	$575.8	$885.0
Covenants not-to-compete	3.5	2.8	0.7	4.9	3.8	1.1
Tradenames	3.5	1.1	2.4	4.1	1.6	2.5
Operating permits	5.9	4.4	1.5	3.6	1.1	2.5
Other	8.7	3.0	5.7	8.6	2.6	6.0
Indefinite lived intangibles:
Operating permits	86.8	-	86.8	211.1	-	211.1
Tradenames	310.3	-	310.3	314.2	-	314.2
Total	$1,744.7	$584.0	$1,160.7	$2,007.3	$584.9	$1,422.4

2020 Q2 10-Q Report	Stericycle, Inc. • 16

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2019	$1,422.4
Impairments during the period (Note 3)	(5.4)
Divestitures (Note 3)	(180.0)
Amortization during the period	(63.1)
Changes due to foreign currency fluctuations	(13.2)
Balance as of June 30, 2020	$1,160.7

The estimated amortization expense for each of the next five years (based upon exchange rates at June 30, 2020) is as follows for the years ending December 31:

In millions
2020 (remainder)	$60.7
2021	114.4
2022	113.1
2023	112.3
2024	110.9

NOTE 5 – LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

In millions
	June 30, 2020	December 31, 2019
$1.2 billion Senior Credit Facility, due in 2022	$621.5	$758.7
$1.3 billion Term Loan, due in 2022	784.2	1,172.2
$600 million Senior Notes, due 2024	600.0	600.0
Promissory notes and deferred consideration weighted average maturity 2.2 years at 2020 and 2.5 years at 2019	56.1	73.1
Foreign bank debt weighted average maturity 1.4 years at 2020 and 1.6 years at 2019	37.3	42.2
Obligations under finance leases	27.5	30.4
Total debt	2,126.6	2,676.6
Less: current portion of total debt	114.6	103.1
Less: unamortized debt issuance costs	13.3	14.2
Long-term portion of total debt	$1,998.7	$2,559.3

The estimated fair value of our debt approximated $2.16 billion and $2.73 billion as of June 30, 2020 and December 31, 2019, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2 within the fair value hierarchy.

On February 25, 2020, the Company executed a Fifth Amendment, which amended the Credit Agreement to, among other things:

•	increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until December 31, 2021 and 4.50 to 1.00 thereafter.

2020 Q2 10-Q Report	Stericycle, Inc. • 17

•

upon the consummation of the divesture of the Domestic Environmental Solutions business Disposal Group, each of the foregoing maximum permitted Consolidated Leverage Ratio levels were reduced to 4.75 to 1.00 until December 31, 2021 and 4.25 to 1.00 thereafter.

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

In the six months ended June 30, 2020 and in connection with the Fifth Amendment, the Company incurred issuance costs of $1.7 million, of which $0.4 million has been charged to Interest expense, net. The remainder was capitalized as unamortized debt issuance costs and is being amortized to Interest expense, net over the remaining term of the Credit Agreement.

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

As of June 30, 2020, the Company was in compliance with its Consolidated Leverage Ratio covenant, with an actual ratio of 3.89 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as set forth in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of the Domestic Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.

Given our current leverage position, we believe that we should be able to operate within our covenant thresholds, but due to the unpredictability of the COVID-19 pandemic and situations outside our control, it is reasonably likely that the Company could exceed this Consolidated Leverage Ratio threshold at some point in the next 12 months. This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage Ratio covenant from the Company’s lenders.

A failure to comply with these provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, and/or cause their loans to become due and payable in full, foreclose against the assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.

In the second quarter 2019, the Company completed the following transactions:

a)

Issued $600.0 million at par of aggregate principal Senior Notes, due July 2024, In connection with the issuance of the Senior Notes the Company incurred $7.1 million of direct issuance costs, which have been capitalized in unamortized debt issuance costs and are being amortized to Interest expense, net over the term of the Senior Notes.

2020 Q2 10-Q Report	Stericycle, Inc. • 18

b)

Executed the Fourth Amendment which amended the Credit Agreement. In connection with the Fourth Amendment, the Company incurred issuance costs of $2.0 million, of which $0.2 million had been charged to Interest expense, net and the remainder capitalized as unamortized debt issuance costs and are being amortized to Interest expense, net over the remaining term of the Credit Agreement.

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

Amounts committed to outstanding letters of credit and the unused portion of the Company’s Senior Credit Facility were as follows:

In millions
	June 30, 2020	December 31, 2019
Outstanding letters of credit under Senior Credit Facility	$83.0	$33.0
Unused portion of the Senior Credit Facility	495.5	408.3

NOTE 6 – INCOME TAXES

The Company reported income tax expense of $8.7 million for the three months ended June 30, 2020 compared to a benefit of $3.0 million for the three months ended June 30, 2019. The effective tax rates for the three months ended June 30, 2020 and 2019 were 189.1% and 9.0%, respectively. The results for the three months ended June 30, 2020 reflect discrete tax expense associated with stock-based compensation and non-deductible divestiture charges. The effective tax rate for the three months ended June 30, 2019 was driven by valuation allowances recognized against current period losses in several countries.

The Company reported an income tax benefit of $29.7 million in the first half of 2020 compared to an income tax expense of $0.6 million in the first half of 2019. The effective tax rates in the first half of 2020 and 2019 were 55.3% and (0.9%), respectively. The results for the six months ended June 30, 2020, reflected a $39.4 million tax benefit related to the U.S. CARES Act (see further description below), the tax impact from the divestiture impairment which is primarily non-deductible, and discrete tax expense associated with stock-based compensation. The negative effective tax rate for the six months ended June 30, 2019, is due to the impact of the non-deductible Latin America goodwill impairment and valuation allowances recognized against losses in several countries.

On March 27, 2020, President Donald Trump signed into law the U.S. CARES Act, which is a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As a result of the U.S. CARES Act tax law changes, in the six months ended June 30, 2020, we recognized a $39.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. In conjunction with previously recognized net operating losses, the total refunds we anticipate from the U.S. CARES Act in 2020 are approximately $100 million. In July 2020, the Company received approximately half of the expected refund amounts. The

2020 Q2 10-Q Report	Stericycle, Inc. • 19

impact of the CARES Act in prospective periods may differ from our estimate as of June 30, 2020 due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed, and the Company will continue to assess the impact that various provisions will have on its business.

Similar tax provisions and other stimulus measures have been granted either before or after June 30, 2020 by certain foreign and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has agreed to review the position and discussions are ongoing. As a result of the enactment of the U.S. CARES Act, the Company will be able to realize a benefit at the higher tax rate on a portion of the SQ Settlement. In 2020, in consideration of the U.S. CARES Act, a portion of the long-term receivable previously established for the Section 1341 claim has been reclassed to a current income tax receivable and the related uncertain tax position has been released as part of the tax benefit for the six months ended June 30, 2020. Any additional income tax benefit resulting from the claim in a future period may be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.

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

NOTE 7 – (LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Stericycle, Inc. common shareholders	$(4.5)	$(30.5)	$(24.6)	$(68.3)
Numerator for basic loss per share attributable to Stericycle, Inc. common shareholders	$(4.5)	$(30.5)	$(24.6)	$(68.3)
Denominator:
Denominator for basic loss per share - weighted average shares	91.4	91.0	91.4	90.9
Effect of dilutive securities:
Denominator for diluted (loss) earnings per share - adjusted weighted average shares after assumed exercises	91.4	91.0	91.4	90.9
(Loss) earnings per share – Basic	$(0.05)	$(0.33)	$(0.27)	$(0.75)
(Loss) earnings per share – Diluted	$(0.05)	$(0.33)	$(0.27)	$(0.75)

2020 Q2 10-Q Report	Stericycle, Inc. • 20

In periods of net loss, options, RSUs, and PSUs are anti-dilutive and therefore excluded from the earnings per share calculation.

For the three and six months ended June 30, 2020, options to purchase shares (in thousands) of 3,258 and 3,538, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2019, options to purchase shares (in thousands) of 4,632 and 4,754, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2020, RSUs (in thousands) of 354 and 239, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

NOTE 8 – SEGMENT REPORTING

Beginning in the first quarter of 2020, we have changed our measure of segment profitability to Adjusted Income from Operations. Adjusted Income from Operations is income (loss) from operations excluding certain specified items, including Intangible Amortization. Beginning in the first quarter of 2020, we presented our operations in Puerto Rico, which historically had been reported in our International reportable segment, in our North America reportable segment.  During the second quarter of 2020, we presented CRS, which historically had been reported in Other, in our North America reportable segment.

The segments were updated to reflect how the chief operating decision maker evaluates performance, determines resource allocation and develops and executes strategies to drive growth and profitability. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments. As a result of these changes in segment reporting, all applicable historical segment information has been recast to conform to the new presentation.

Our reportable segments are:

•	North America
•	International
•	Other (which includes costs related to corporate enabling shared services functions and stock-based compensation)

2020 Q2 10-Q Report	Stericycle, Inc. • 21

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
North America	$491.3	$702.8	$1,145.9	$1,384.3
International	106.9	143.0	237.3	291.6
Total	$598.2	$845.8	$1,383.2	$1,675.9
Adjusted Income from Operations
North America	$140.5	$149.4	$290.0	$289.2
International	1.8	16.0	16.9	33.1
Other	(57.0)	(59.8)	(127.8)	(111.7)
Total	$85.3	$105.6	$179.1	$210.6

The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income (loss) from operations:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Reportable Segment Adjusted Income from Operations	$85.3	$105.6	$179.1	$210.6
Business Transformation	(9.2)	(14.0)	(27.2)	(34.5)
Intangible Amortization	(31.2)	(36.9)	(63.1)	(74.7)
Acquisition and Integration	-	-	-	(1.9)
Operational Optimization	-	(3.6)	-	(7.2)
Divestitures (including Divestiture (losses) gains, net)	(6.2)	(4.9)	(67.5)	(2.1)
Litigation, Settlements and Regulatory Compliance	(4.2)	(9.1)	(8.6)	(18.9)
Goodwill Impairment	-	-	-	(20.9)
Asset Impairments	(8.3)	(2.1)	(12.3)	(3.7)
Other	(1.3)	(9.7)	(5.9)	(25.6)
Income (loss) from operations	$24.9	$25.3	$(5.5)	$21.1

Domestic CRS assets of approximately $71.4 million as of June 30, 2020 are now included in the North America reportable segment.

Other than the reorganization of our segments described above and the impact of the divestiture discussed in Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments, there were no significant changes by reportable segment from the information provided in the Company’s 2019 Form 10-K.

2020 Q2 10-Q Report	Stericycle, Inc. • 22

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

Total environmental liabilities were classified as follows:

In millions
	June 30, 2020	December 31, 2019
Accrued liabilities	$2.1	$4.7
Other long-term liabilities	1.4	27.2
Total environmental liabilities	$3.5	$31.9

The reduction in environmental liabilities relates primarily to the Domestic Environmental Solutions business, which was sold on April 6, 2020 and included $27.5 million of environmental remediation liabilities. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements for further information.

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

2020 Q2 10-Q Report	Stericycle, Inc. • 23

complaints asserted, among other things, that the Company had imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts and in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaints sought certification of the lawsuit as a class action and the award to class members of appropriate damages and injunctive relief. These related actions were ultimately transferred to the United States District Court for the Northern District of Illinois for centralized pretrial proceedings.

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

U.S. Government Investigations. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin

2020 Q2 10-Q Report	Stericycle, Inc. • 24

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

Environmental and Regulatory Matters. The Company is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, the generation, transportation and disposal of waste, and the cleanup of contaminated soil and groundwater and protection of the environment. Because of the highly regulated nature of its business, the Company frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties to which either the Company or the prior owners of certain of its facilities shipped waste. From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. Effective April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business, including the facility in Rancho Cordova, California, to Harsco Corporation.  Pursuant to the Purchase Agreement, the Company may be subject to certain indemnification claims for matters relating to those Domestic Environmental Solutions facilities.

North Salt Lake, Utah. The Company has continued to toll the statute of limitations with the USAO for the District of Utah relating to an investigation by the EPA into past Clean Air Act emissions and permit requirements, as previously alleged in the NOV issued by the State of Utah DAQ. The NOV resulted in the Company’s December 2014 settlement with the DAQ, as previously disclosed.

The parties have reached agreement in principle, to be documented in the form of a civil consent decree, under which the Company will undertake a Supplemental Environmental Project and pay a civil penalty under the Clean Air Act. The Company has accrued the total amount of the agreement in principle, which is not material.

Tabasco, Mexico. In late 2016, the ASEA in Mexico conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of the Company’s subsidiaries in Dos Bocas, Tabasco, Mexico. The ASEA subsequently claimed that the soil treatment process described in the facility’s treatment permit had not been followed properly and issued an order imposing a fine and directing that the facility be closed and that alleged contamination on a certain portion of the facility be remediated.

2020 Q2 10-Q Report	Stericycle, Inc. • 25

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

Tacoma, Washington. On October 7, 2019, Washington Ecology issued an administrative order alleging violations of Washington Ecology regulations and the facility operating permit for our hazardous waste facility in Tacoma, Washington during 2018. The administrative order identified certain alleged violations and associated corrective actions for the Tacoma facility to take upon receipt of the administrative order. Washington Ecology also issued an associated Notice of Penalty, assessing a fine of $1.9 million.

On November 5, 2019, the Company appealed the fine to the state Pollution Control Hearings Board. The Company reached a settlement with Washington Ecology that resolved all of these matters for a payment of $2.2 million, which payment was made on June 16, 2020.

Rancho Cordova, California. On June 25 and 26, 2018, the California DTSC conducted a Compliance Enforcement Inspection of the Company’s Domestic Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. That action is ongoing.

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

2020 Q2 10-Q Report	Stericycle, Inc. • 26

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

European Retrovirus Investigations.  In conjunction with Europol, governmental authorities of Spain and Romania have conducted coordinated inspections of a large number of medical waste management facilities, including Stericycle facilities, relating to the transportation, management and disposal of waste that may be infected with the COVID-19 virus, and related matters.  The Company is cooperating with these investigations.

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

NOTE 10 - COVID-19 Pandemic

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The Company has developed several emergency response and infectious disease prevention practices and policies to protect our staff and reduce the risk of spreading the virus. The Company is continuing to assess the extent to which the Company’s operations are impacted by the COVID-19 pandemic.

2020 Q2 10-Q Report	Stericycle, Inc. • 27

The Company’s operations have been and may continue to be adversely affected in the near term as a result of the COVID-19 pandemic, but the long-term impact is not known at this point as the scale and severity of the outbreak is still unknown. Further discussion on this topic is included within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II and Item 1A. Risk Factors of the Company’s Quarterly Report on this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes,” “expects,” “anticipates,” “estimates” “may,” “plan,” “will,” “goal” or similar expressions, we are making forward-looking statements.  Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, developments in the COVID-19 pandemic and the resulting impact on the results of operations, precautions we have taken to safeguard the health and safety of our employees which may make certain of our business processes less efficient, measures taken by governmental authorities to prevent the spread of the COVID-19 virus which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our employees to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, disruptions in our relationships with our employees as a result of certain cost-saving measures, an economic slowdown in the U.S. and other countries resulting from the outbreak of the COVID-19 virus, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, the volume and size of any recall events, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our ERP system, charges related to portfolio rationalization or the failure of divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to existing or future material weaknesses, disruptions in or attacks on information technology systems, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2020 Q2 10-Q Report	Stericycle, Inc. • 28

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

2020 Q2 10-Q Report	Stericycle, Inc. • 29

Overview

We are a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and safeguard the environment. We serve customers worldwide with solutions for regulated waste management, secure information destruction, compliance, customer contact, and brand protection.  For further information on our business, reportable segments, and services, see Part I, Item 1. Business, in our 2019 Form 10-K.

Key business highlights for the three months ended June 30, 2020 include:

•	Improved cash flow from operations to $207.3 million for the first half of 2020 compared to $71.0 million in the comparable period
•

Reduced net debt by approximately $514 million in the quarter, leveraging divestiture proceeds and cash flow from operations, which lowered the adjusted debt to EBITDA leverage ratio to 3.89 as defined by our Credit Agreement

•	RWCS revenues remained stable with prior year as the COVID-19 pandemic continued

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 virus outbreak a pandemic. The COVID-19 pandemic has had a global economic impact, including temporary closure of non-essential businesses worldwide and postponement of elective surgeries and preventative care. The closure of non-essential businesses has a direct impact on our customers, primarily in SID. The Company continues to maintain operations within all business service offerings. We are monitoring future implications of the COVID-19 pandemic related to potential supply chain shortages and are taking actions to manage spending to align to operational requirements.

The Company’s COVID-19 pandemic response has included efforts to protect the health and well-being of our workforce and our customers. We worked proactively with the Centers for Disease, Control and Prevention, the Occupational Safety and Health Administration, the Department of Transportation and regulatory agencies around the world to ensure readiness for proper medical waste management. We have updated and implemented numerous protocols specifically to reduce risk among our front-line staff, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We’ve staggered shift times and dedicated trucks to specific drivers to reduce exposure. We’ve implemented more rigorous cleaning protocols for all our facilities. During the second quarter 2020, we had more than 7,000 team members around the globe sheltering in place, all to protect our staff and communities we serve. We will continue to monitor the safety of our team members as a result of the COVID-19 pandemic, but the long-term impact is not known at this point as the scale and severity of the outbreak is still unknown.

The Company has taken a leadership position related to the COVID-19 pandemic to support our customers and provide industry expertise regarding the effective management of COVID-19 waste.

The impact of the COVID-19 pandemic across our revenue service categories is as follows:

2020 Q2 10-Q Report	Stericycle, Inc. • 30

Revenue Service Category	Services Offered	COVID-19 Pandemic Economic Impact Considerations
Regulated Waste and Compliance Services

•Medical waste management services (including reusable sharps disposal management services)

•Pharmaceutical waste services

•Compliance programs under the Steri-Safe®, and First Practice Management brand names

•Healthcare hazardous waste management services for hospitals and industrial hazardous waste in global markets

RWCS’s transportation and treatment facilities have remained open to provide safe and compliant disposal of medical waste.

Organic revenues were down slightly in the quarter due to the postponement of elective surgeries and preventative care.

The COVID-19 pandemic has also created new needs for healthcare. Testing centers for the COVID-19 virus are expanding across America. Top retailers in the United States have announced plans to add and expand the footprint of testing facilities as we continue to face this pandemic. Today, we are providing service to testing sites, and that number continues to grow.

Secure Information Destruction Services	•Secure information destruction (including document and hard drive destruction services)

SID saw a sharp decline due to the COVID-19 pandemic toward the end of the first quarter of 2020 and was impacted by the temporary closure of customers’ sites as a result of shelter-in-place orders.

During the second quarter of 2020, as countries and states began to relax shelter-in-place orders, customers began reactivating their service.

Within the North America segment, SID stops were down as much as 40% in April 2020 and improved to an 18% decline in June 2020.

Communication and Related Services

•Appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and integrated delivery networks.

•Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products

At the end of the first quarter 2020 and into the second quarter 2020, we observed lower demand for hospital scheduling services due to the focus on COVID-19 patients. As we exited the second quarter, demand has shown steady improvements but is not back to pre-COVID-19 pandemic levels.

Expert Solutions was impacted by lower volumes in recall events. Lower recall volumes have continued through the second quarter 2020.

Key Business Priorities

1.

Portfolio rationalization – On April 6, 2020, amid the challenging economic environment, we successfully completed the divestiture of the Domestic Environmental Solutions business to Harsco Corporation for $462.5 million in cash. We also divested of all our operations in Argentina on August 3, 2020 for approximately $3.9 million in cash. We will continue to evaluate our portfolio of services and service lines to assess long-term potential and identify potential business candidates that are not vertically integrated, are not essential to our RWCS and SID services, and/or present the opportunity to reduce debt; however, the impact of the COVID-19 pandemic on the economy may limit our ability to close future transactions.

2020 Q2 10-Q Report	Stericycle, Inc. • 31

2.

Quality of revenue - See discussion above regarding the COVID-19 pandemic impacts on our revenue service categories. Our commercial teams around the world are working proactively to reactivate SID customers as businesses continue to return to the place of work from shelter-in-place orders. Additionally, within SID, we have introduced an Express service with a two-day pick-up guarantee, and a Priority service with a five-day guarantee, allowing our customers to determine their priority and specific day for one-time pick-up services. Alternatively, the COVID-19 pandemic may impact our customers’ ability to operate and make timely payments and certain customers may be challenged to continue after all non-essential businesses are re-opened globally. We will continue to monitor customer specific risks and cash collection efforts.

3.

Operational cost efficiencies - The Company’s efforts over the last twelve months to build performance dashboards, centralize decision-making and standardize operations proved effective to help quickly implement necessary changes to ensure continuity of service to customers while tightly managing costs. We instituted central oversight and controls to quickly drive down costs. As our business normalizes and the COVID-19 pandemic restrictions ease, we plan to resume investment in the business in alignment with revenue. For example, we brought back about half of our furloughed employees over the quarter as business demands warranted and have recommenced certain necessary travel. The Company is committed to balance immediate cost savings needs with requirements for the long-term health of the business.

4.

Debt reduction and leverage improvement – We have reduced debt by approximately $550 million during the first half of 2020. We applied approximately $430 million in net proceeds from the divestiture of the Domestic Environmental Solutions business to the repayment of debt during April 2020. With the divestiture proceeds and our continued focus on managing cash, we reduced our adjusted debt to EBITDA leverage ratio as defined by our Credit Agreement to 3.89 times in the second quarter 2020. We have approximately $500 million currently available under our Senior Credit Facility, which matures in November 2022.

5.

ERP implementation – We entered 2020 with a schedule to begin the staged deployment of the commercial, operational and financial systems in the U.S. and Canada. However, guided by our commitment to protect what matters, we concluded that the health and travel risks associated with a field deployment in the COVID-19 pandemic environment were substantial, and given our priorities to  serve our customers and keep our team members safe, we made the decision to defer the ERP deployment. We have updated our planned timing of our ERP deployment to start in the first half of 2021.

Key Strategies and Other Significant Matters

The following table identifies key strategies and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Loss:

2020 Q2 10-Q Report	Stericycle, Inc. • 32

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pre-tax items:
Included in COR
Operational Optimization	$-	$2.2	$-	$4.2
Asset Impairments	6.8	-	6.8	1.6
Total included in COR	6.8	2.2	6.8	5.8

Included in SG&A
Business Transformation	9.2	14.0	27.2	34.5
Intangible Amortization	31.2	36.9	63.1	74.7
Acquisition and Integration	-	-	-	1.9
Operational Optimization	-	1.4	-	3.0
Divestitures	2.4	4.6	5.4	7.2
Litigation, Settlements and Regulatory Compliance	4.2	9.1	8.6	18.9
Asset Impairments	1.5	2.1	5.5	2.1
Other	1.3	9.7	5.9	25.6
Total included in SG&A	49.8	77.8	115.7	167.9

Divestiture losses (gains), net	3.8	0.3	62.1	(5.1)
Goodwill impairment	-	-	-	20.9
Total included in Loss from operations	60.4	80.3	184.6	189.5

Included in Interest expense, net
Capital Allocation (debt related)	-	3.6	-	3.6

Loss on early extinguishment of debt	-	23.1	-	23.1

Included in Other expense, net
Other (including highly inflationary exchange loss)	0.6	0.2	1.0	1.3
Total pre-tax	$61.0	$107.2	$185.6	$217.5

After tax items:
U.S. CARES Act	$-	$-	$(39.4)	$-
Total after-tax	$-	$-	$(39.4)	$-

2020 Q2 10-Q Report	Stericycle, Inc. • 33

Business Transformation

For the periods presented and for the cumulative period since the inception of Business Transformation, we have recognized the following, principally reported in Other:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Cumulative Since Inception
ERP development and implementation (Project Monarch)
Consulting and professional fees	$1.8	$6.2	$12.2	$12.7	$55.4
Internal labor	3.4	2.3	7.0	4.2	25.1
Software usage/maintenance fees	3.1	3.4	5.7	7.7	28.4
Other related expenses	0.9	0.7	2.3	1.2	8.2
Operating expenditures	9.2	12.6	27.2	25.8	117.1
Capital expenditures	19.7	34.8	44.1	65.8	153.6
Total ERP (Project Monarch) related	28.9	47.4	71.3	91.6	270.7

Investment in cost savings and business capability
Consulting and professional fees	-	-	-	0.4	43.3
Internal costs	-	0.3	-	0.6	8.1
Exit costs - employee termination	-	-	-	-	6.7
Other related expenses	-	1.1	-	2.4	4.7
Total cost savings and business capability related	-	1.4	-	3.4	62.8

Other related matters
Executive severance	-	-	-	5.3	13.3
Consulting and professional fees	-	-	-	-	4.2
Non-cash charges	-	-	-	-	11.4
Total	-	-	-	5.3	28.9

Total operating and capital expenditures	$28.9	$48.8	$71.3	$100.3	$362.4

Non-cash charges	$0.5	$0.8	$1.1	$0.8	$14.7
Cash charges (including stock based compensation)	8.7	13.2	26.1	33.7	194.1
Total operating expenditures	$9.2	$14.0	$27.2	$34.5	$208.8

As of December 31, 2019, we had completed activities originally contemplated as part of Business Transformation in the areas of investment in costs savings and business capability and other related matters. Prospectively, Business Transformation activities will be focused on ERP development and implementation with additional operating expenditures and capital expenditures anticipated in 2020 and 2021 to complete design, testing and deployment in North America. We have updated our planned timing of our ERP deployment to start in the first half of 2021. Once the North America deployment occurs, additional costs will be added to ongoing operations to reflect the cost of the ERP post go-live. For 2020, and beyond, we will continue to incur costs to maintain the legacy suite of applications supporting our global businesses until those applications are replaced by the new ERP.

2020 Q2 10-Q Report	Stericycle, Inc. • 34

As part of our Business Transformation, we have undertaken legal entity organizational restructuring actions to assist with streamlining and simplifying business operations and to help lower general and administrative costs. Such actions could result in additional charges associated with consulting and professional fees and increases in potential exposure to U.S. and foreign taxes and foreign exchange charges.

Intangible Amortization

See table above of key strategies and other significant matters for intangible amortization expense from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of Loss.

The decrease in amortization expense is a result of the reduction of Intangible assets related to the divestiture of the Domestic Environmental Solutions business. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements for further information.

Operational Optimization

We aim to achieve a culture of continuous improvement that will enhance our efficiency, effectiveness and competitiveness to improve our cost base and cash flow, and we have taken a number of actions to reduce operating costs and optimize operations. For example, we believe plant throughput and route density are competitive strengths of Stericycle. We maintain such strengths by making adjustments to our network of transportation and treatment facilities, standardizing containers and fleet levels in an effort to optimize overall logistics and processing capabilities within a service category while reducing operational costs. As part of these efforts, we seek to reduce network redundancies by consolidating facilities, closing the redundant facility, optimizing containers and fleet levels and restructuring the local organization and operation for efficiency.

There were no Operational Optimization expenses incurred in the three and six month periods ended June 30, 2020. We recognized the following Operational Optimization expenses:

	Three Months Ended June 30, 2019
	North America	International	Other	Total
Exit costs - employee termination	$-	$0.2	$-	$0.2
Closure and exit costs - other	-	0.3	-	0.3
Non-cash charges	-	2.3	-	2.3
Other expenses	-	0.8	-	0.8
Total	$-	$3.6	$-	$3.6

For the three month period ended June 30, 2019, International closure and exit costs - other related to site closure costs in Europe, non-cash charges related to impairment charges for long-lived assets in Europe and Latin America, and other expenses represent additional charges incurred as a result of diverting processing during conversion of one of our plants in Asia-Pacific.

2020 Q2 10-Q Report	Stericycle, Inc. • 35

	Six Months Ended June 30, 2019
	North America	International	Other	Total
Exit costs - employee termination	$-	$0.2	$-	$0.2
Closure and exit costs - other	-	1.8	-	1.8
Non-cash charges	2.0	2.3	-	4.3
Other expenses	0.1	0.8	-	0.9
Total	$2.1	$5.1	$-	$7.2

For the six month period ended June 30, 2019, North America non-cash charges related to impairment charges for long-lived assets. International closure and exit costs – other mostly related to site clean-up costs incurred in Latin America and site closure costs in Europe, non-cash charges related to impairment charges for long-lived assets in Europe and Latin America, and other expenses represent additional charges incurred as a result of diverting processing during conversion at one of our plants in Asia-Pacific.

As we continue to consider each Operational Optimization activity, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. We may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on the planned time frame or at all.

Divestitures (including Divestiture losses (gains), net)

We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Our decisions regarding divestitures are based upon the following criteria:

•	outlook for long-term market conditions;
•	potential impact to complementary services or customer relationships;
•	ability to leverage infrastructure and customer base for growth;
•	potential for margin improvement;
•	current divestiture value versus future divestiture value;
•	ongoing capital requirements of the business;
•	return on invested capital;
•	impact on overall leverage, including impact on our debt leverage ratio;
•	implications for our internal control remediation efforts; and
•	implications for our ERP system implementation.

We recognized the following Divestitures (including Divestiture losses (gains), net) in the Condensed Consolidated Statements of Loss:

2020 Q2 10-Q Report	Stericycle, Inc. • 36

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic Environmental Solutions business	$3.8	$-	$62.1	$-
U.K. TextAnywhere business	-	-	-	(5.8)
U.K. hazardous waste business	-	0.3	-	0.7
Divestiture losses (gains), net	3.8	0.3	62.1	(5.1)
Consulting and professional fees (in SG&A)	2.4	4.6	5.4	7.2
Total Divestitures (including Divestiture losses (gains), net)	$6.2	$4.9	$67.5	$2.1

For additional information regarding Divestiture losses (gains), net, see Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements.

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

See table above for litigation, settlement and regulatory compliance charges, primarily consulting and professional fees, contingent liability provisions and settlements impacting our business for the periods presented and how they are classified in the Condensed Consolidated Statements of Loss.

Asset and Goodwill Impairments

2020 Q2 10-Q Report	Stericycle, Inc. • 37

We recognized the following non-cash impairment charges:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Property, plant and equipment	$6.8	$-	$6.8	$1.6
Impairments included in COR	$6.8	$-	$6.8	$1.6

Property, plant and equipment	$-	$0.4	$-	$0.4
Customer lists, permits and tradenames	1.5	1.7	5.5	1.7
Impairments included in SG&A	$1.5	$2.1	$5.5	$2.1

Goodwill impairments:
Latin America reporting unit	$-	$-	$-	$20.9
Goodwill impairments	$-	$-	$-	$20.9

For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestiture and Impairments in the Condensed Consolidated Financial Statements and Part I, Item I. Financial Statements; Note 4 – Goodwill and Other Intangible Assets in the Condensed Consolidated Financial Statements.

Other

See table above of key strategies and other significant matters for other charges, primarily consulting and professional fees related to internal control remediation activities as well as the implementation of new accounting standards, impacting our business for the periods presented and how they are classified in the Condensed Consolidated Statements of Loss.

See table above of key strategies and other significant matters for the impact of foreign exchange re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy for the periods presented and how they are classified in the Condensed Consolidated Statements of Loss.

U.S. CARES Act

For additional information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

Results of Operations

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019:

As of June 30, 2020, SOP pricing is slightly higher as compared to the prior year period; SOP pricing declined significantly during 2019 and has rebounded in 2020 reaching slightly higher than prior year pricing during the second quarter. Continued macroeconomic impacts related to the COVID-19 pandemic, see section above regarding COVID-19 pandemic impacts, and in SOP pricing could have an impact on our Revenues, Gross profit and results of operations.

2020 Q2 10-Q Report	Stericycle, Inc. • 38

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

We do not track the movement of customers between the various types of regulated services we offer.  Although we can identify directional trends in our services, because the regulated services are similar in nature and there are inherent inaccuracies in disaggregation, we analyze revenues by revenue service category and operating segment.  We analyze our revenue growth by identifying changes related to organic growth, acquisitions, divestitures and changes due to currency exchange fluctuations. Organic growth excludes the effect of foreign exchange and acquisitions and divestitures to revenues in the comparative period.

In 2020, we updated the presentation of the Company’s segment reporting see Part I, Item I. Financial Statements; Note 8 Segment Reporting in the Condensed Consolidated Financial Statements for further information. As a result of these changes in segment reporting, all applicable historical segment information has been recast to conform to the new presentation.

In addition, we updated service lines to reflect Hazardous Waste Solutions Services and Manufacturing and Industrial Services into RWCS. This reclassification is driven by the divestiture of the Domestic Environmental Solutions business, discussed in Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments, and have recast for historical periods presented.

Revenues by service and reportable segment were as follows:

	Three Months Ended June 30,
	In millions				Components of Change (%)
					Organic
	2020	2019	Change ($)	Change (%)	Growth(1)	SOP Pricing	Divestitures	Foreign Exchange
Revenue by Service
Regulated Waste and Compliance Services	$418.1	$553.2	$(135.1)	(24.4%)	(0.3%)	–	(22.6%)	(1.6%)
Secure Information Destruction Services	152.5	229.4	(76.9)	(33.5%)	(33.6%)	0.6%	–	(0.5%)
Communication and Related Services	27.6	63.2	(35.6)	(56.3%)	(17.1%)	–	(39.1%)	(0.2%)
Total Revenues	$598.2	$845.8	$(247.6)	(29.3%)	(10.6%)	0.2%	(17.7%)	(1.2%)
North America
Regulated Waste and Compliance Services	$328.5	$445.2	$(116.7)	(26.2%)	(0.5%)	–	(25.6%)	(0.1%)
Secure Information Destruction Services	137.4	196.6	$(59.2)	(30.1%)	(30.4%)	0.6%	–	(0.3%)
Communication and Related Services	25.4	61.0	$(35.6)	(58.4%)	(17.9%)	–	(40.5%)	–
Total North America Segment	$491.3	$702.8	$(211.5)	(30.1%)	(10.4%)	0.2%	(19.7%)	(0.1%)
International
Regulated Waste and Compliance Services	$89.6	$108.0	$(18.4)	(17.0%)	0.6%	–	(10.0%)	(7.7%)
Secure Information Destruction Services	15.1	32.8	(17.7)	(54.0%)	(53.0%)	0.6%	–	(1.5%)
Communication and Related Services	2.2	2.2	-	–	4.5%	–	–	(4.5%)
Total International Segment	$106.9	$143.0	$(36.1)	(25.2%)	(11.6%)	0.1%	(7.6%)	(6.2%)

2020 Q2 10-Q Report	Stericycle, Inc. • 39

	Six Months Ended June 30,
	In millions				Components of Change (%)
					Organic
	2020	2019	Change ($)	Change (%)	Growth(1)	SOP Pricing	Divestitures	Foreign Exchange
Revenue by Service
Regulated Waste and Compliance Services	$951.4	$1,090.1	$(138.7)	(12.7%)	1.4%	–	(12.5%)	(1.7%)
Secure Information Destruction Services	370.6	461.4	(90.8)	(19.7%)	(16.0%)	(3.3%)	–	(0.4%)
Communication and Related Services	61.2	124.4	(63.2)	(50.8%)	(8.9%)	–	(41.7%)	(0.2%)
Total Revenues	$1,383.2	$1,675.9	$(292.7)	(17.5%)	(4.1%)	(0.9%)	(11.2%)	(1.2%)
North America
Regulated Waste and Compliance Services	$767.1	$872.2	$(105.1)	(12.0%)	1.1%	–	(13.1%)	(0.1%)
Secure Information Destruction Services	323.4	394.7	(71.3)	(18.1%)	(14.7%)	(3.2%)	–	(0.1%)
Communication and Related Services	55.4	117.4	(62.0)	(52.8%)	(10.8%)	–	(41.9%)	(0.1%)
Total North America Segment	$1,145.9	$1,384.3	$(238.4)	(17.2%)	(4.4%)	(0.9%)	(11.8%)	(0.1%)
International
Regulated Waste and Compliance Services	$184.3	$217.9	$(33.6)	(15.4%)	2.8%	–	(10.1%)	(8.1%)
Secure Information Destruction Services	47.2	66.7	(19.5)	(29.2%)	(23.4%)	(3.7%)	–	(2.1%)
Communication and Related Services	5.8	7.0	(1.2)	(17.1%)	22.9%	–	(38.6%)	(1.4%)
Total International Segment	$237.3	$291.6	$(54.3)	(18.6%)	(2.7%)	(0.9%)	(8.5%)	(6.6%)
(1)	Growth is change in revenues excluding the impact of SOP pricing, divestitures and foreign exchange.

For the three and six month periods ended June 30, 2020 as compared to the prior year periods, organic SID revenue was lower primarily driven by COVID-19-related shelter-in-place orders which resulted in a reduction in the number of service stops. Organic CRS revenue also saw a decline as a result of lower demand for hospital scheduling services due to the deferral of elective surgeries and preventative care and lower recall volume compared to last year. Organic RWCS revenue was relatively stable despite the postponement of elective surgeries and preventative care.

North America revenues decreased $211.5 million, or 30.1%, in the second quarter of 2020 to $491.3 million from $702.8 million in the second quarter of 2019. Divestiture of the Domestic Environmental Solutions business in the second quarter 2020 and divestiture of components of the CRS business sold in 2019 reduced revenues by $138.8 million, or 19.7%. Organic revenue excluding SOP pricing decreased $72.8 million or 10.4% and was slightly offset by an increase in revenue due to the increase in SOP pricing of $1.1 million.

International revenues decreased $36.1 million, or 25.2%, in the second quarter of 2020 to $106.9 million from $143.0 million in the second quarter of 2019. The decrease in International segment organic revenue excluding SOP pricing was $16.6 million, or 11.6% largely attributable to the COVID-19 pandemic. The impact of SOP pricing was relatively flat at an increase of $0.2 million for the quarter ended June 30, 2020 as compared to the prior year quarter. Divestiture of the U.K. TextAnywhere, Chile, and Mexico businesses reduced revenues by $10.8 million, or 7.6%. The effect of foreign exchange rates unfavorably impacted International revenues in 2020 by $8.9 million, or 6.2%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

North America revenues decreased $238.4 million, or 17.2%, in the six month period ended June 30, 2020 to $1,145.9 million from $1,384.3 million in the period ended June 30, 2019. Divestiture of the Domestic Environmental Solutions business in the second quarter 2020 and divestiture of components of the CRS business sold in 2019 reduced revenues by $163.3 million, or 11.8%. Organic revenue excluding SOP pricing decreased $61.3 million or 4.4%. Additionally, there was a decrease in revenue due to the impact of SOP pricing of $12.6 million, or 0.9% as compared to the prior year period.

2020 Q2 10-Q Report	Stericycle, Inc. • 40

International revenues decreased $54.3 million, or 18.6%, in the six month period ended June 30, 2020 to $237.3 million from $291.6 million in the period ended June 30, 2019. The decrease in International segment organic revenue excluding SOP pricing was $7.9 million, or 2.7%. Additionally, there was a decrease in revenue due to the impact of SOP pricing of $2.5 million, or 0.9% as compared to the prior year period. Divestiture of the U.K. TextAnywhere, Chile, and Mexico businesses reduced revenues by $24.7 million, or 8.5%. The effect of foreign exchange rates unfavorably impacted International revenues in 2020 by $19.2 million, or 6.6%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

Gross profit:

In millions
	Three Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	229.7	38.4%	302.6	35.8%	(72.9)	(24.1%)

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	516.3	37.3%	599.7	35.8%	(83.4)	(13.9%)

The decrease in Gross profit dollars for the three and six months ended June 30, 2020, as compared to the prior year periods, was primarily due to decreased gross profit due to the divestiture of the Domestic Environmental Solutions business in 2020 and divestitures that occurred during 2019, as well as the margin flow-through impacts associated with COVID-19-related decreased revenue discussed above specific to SID and CRS. These were partially offset by reductions in variable and discretionary costs, driven by operational efficiency improvements including in compensation and transportation. Gross profit as a percentage of Revenues has improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above. In addition, we continue to see lower charges associated with our key strategies and other significant matters discussed above.

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

SG&A:

In millions
	Three Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	201.1	33.6%	277.0	32.8%	(75.9)	(27.4%)

2020 Q2 10-Q Report	Stericycle, Inc. • 41

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	459.7	33.2%	562.8	33.6%	(103.1)	(18.3%)

The decrease in SG&A for the three and six months ended June 30, 2020, as compared to the prior year periods, was primarily due to disciplined reduced spending in light of the impact of the COVID-19 pandemic on operations and the divestiture of the Domestic Environmental Solutions business in 2020 and divestitures that occurred during 2019. Additionally, the Company had lower employee costs due to the impact of furloughed team members, lower commissions, and reduced consulting and professional fees for business transformation, divestitures, litigation, compliance and material weakness remediation costs, partially offset by higher incentive compensation. Further, there was a decrease in intangible asset amortization as assets became fully amortized.

Divestiture losses (gains), net:

In millions
	Three Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Divestiture losses (gains), net	3.8	0.6%	0.3	–	3.5	nm

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Divestiture losses (gains), net	62.1	4.5%	(5.1)	(0.3%)	67.2	nm

For additional information, see Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements and our Key Strategies and Other Significant Matters discussed above.

Goodwill impairment:

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Goodwill impairment	-	-	20.9	1.2%	(20.9)	(100.0%)

No goodwill impairments were recorded during the three months ended June 30, 2020 and 2019.

For additional information, see Part I, Item I. Financial Statements; Note 4 – Goodwill and Other Intangible Assets in the Condensed Consolidated Financial Statements and our Key Strategies and Other Significant Matters discussed above.

Segment Profitability:

See Part I, Item I. Financial Statements Note 8 – Segment Reporting.

2020 Q2 10-Q Report	Stericycle, Inc. • 42

Segment profitability was as follows:

In millions
	Three Months Ended June 30,						Six Months Ended June 30,
	2020		2019		2020 compared to 2019		2020		2019		2020 compared to 2019
	$	% of Segment Revenues	$	% of Segment Revenues	$	%	$	% of Segment Revenues	$	% of Segment Revenues	$	%
Adjusted Income from Operations
North America	140.5	28.6%	149.4	21.3%	(8.9)	(6.0%)	290.0	25.3%	289.2	20.9%	0.8	0.3%
International	1.8	1.7%	16.0	11.2%	(14.2)	(88.8%)	16.9	7.1%	33.1	11.4%	(16.2)	(48.9%)
Other	(57.0)	–	(59.8)	-	2.8	(4.7%)	(127.8)	–	(111.7)	–	(16.1)	14.4%
Total	85.3	14.3%	105.6	12.5%	(20.3)	(19.2%)	179.1	12.9%	210.6	12.6%	(31.5)	(15.0%)

Reconciliation to Income (Loss) from Operations:
Total Adjusted Income from Operations	85.3		105.6				179.1		210.6
Business Transformation	(9.2)		(14.0)				(27.2)		(34.5)
Intangible Amortization	(31.2)		(36.9)				(63.1)		(74.7)
Acquisition and Integration	-		-				-		(1.9)
Operational Optimization	-		(3.6)				-		(7.2)
Divestitures (including Divestitures (losses) gains, net)	(6.2)		(4.9)				(67.5)		(2.1)
Litigation, Settlements and Regulatory Compliance	(4.2)		(9.1)				(8.6)		(18.9)
Asset Impairments	(8.3)		(2.1)				(12.3)		(3.7)
Goodwill Impairment	-		-				-		(20.9)
Other	(1.3)		(9.7)				(5.9)		(25.6)
Income (Loss) from Operations	24.9		25.3				(5.5)		21.1

Adjusted Income from Operations for our North America segment decreased $8.9 million, or 6.0%, in the second quarter of 2020 to $140.5 million from $149.4 million in the second quarter of 2019. As a percentage of North America revenues, Adjusted Income from Operations was 28.6% and 21.3%, for the second quarter of 2020 and 2019, respectively. Adjusted Income from Operations dollars decreased due to the impact of divestitures and was partially offset due to reductions in variable and discretionary costs, driven by operational efficiency improvements including compensation, transportation, and SG&A expense management. Operating margin improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above.

2020 Q2 10-Q Report	Stericycle, Inc. • 43

Adjusted Income from Operations for our North America segment increased $0.8 million, or 0.3%, in the six months ended June 30, 2020 to $290.0 million from $289.2 million in the six months ended June 30, 2019. As a percentage of North America revenues, Adjusted Income from Operations was 25.3% and 20.9%, for the six months ended June 30, 2020 and 2019, respectively. Adjusted Income from Operations improved due to reductions in variable and discretionary costs, driven by operational efficiency improvements including compensation, transportation, and SG&A expense management. This was partially offset by the impact of divestitures. Operating margin improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above.

Adjusted Income from Operations for our International segment decreased $14.2 million, or 88.8%, in the second quarter of 2020 to $1.8 million from $16.0 million in the second quarter of 2019. The decline was primarily driven by the margin flow-through impacts of COVID-19-related revenue decreases discussed above. As a percentage of International revenues, Adjusted Income from Operations was 1.7% and 11.2% for the second quarter of 2020 and 2019, respectively.

Adjusted Income from Operations for our International segment decreased $16.2 million, or 48.9%, in the six month period ended June 30, 2020 to $16.9 million from $33.1 million in the six months ended June 30, 2019. The decline was primarily driven by the margin flow-through impacts of COVID-19-related revenue decreases discussed above. As a percentage of International revenues, Adjusted Income from Operations was 7.1% and 11.4% for the six month periods ended June 30, 2020 and 2019, respectively.

Adjusted Loss from Operations for Other decreased in the three months ended June 30, 2020 compared to the prior year comparable period as a result of operational efficiencies and SG&A expense management as discussed above.

Adjusted Loss from Operations for Other increased in the six months ended June 30, 2020 compared to the prior year comparable period as a result of higher incentive compensation, professional fees associated with higher legal and information technology, and corporate insurance, partially offset by lower worker’s compensation expense.

Interest expense, net:

In millions
	Three Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	19.3	3.2%	33.6	4.0%	(14.3)	(42.6%)

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	44.3	3.2%	61.2	3.7%	(16.9)	(27.6%)

The decrease in the three and six months ended June 30, 2020 as compared to the prior year periods is a result of a lower weighted-average debt balance as well as lower interest rates compared to the prior year. For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt.

2020 Q2 10-Q Report	Stericycle, Inc. • 44

Loss on early extinguishment of debt:

In millions
	Three Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Loss on early extinguishment of debt	-	0.0%	(23.1)	(2.7%)	23.1	(100.0%)

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Loss on early extinguishment of debt	-	0.0%	(23.1)	(1.4%)	23.1	(100.0%)

For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt.

Other expense, net:

In millions
	Three Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Other expense, net	1.0	0.2%	1.8	0.2%	(0.8)	(44.4%)

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Other expense, net	3.9	0.3%	4.0	0.2%	(0.1)	(2.5%)

Other expense, net is primarily comprised of foreign exchange losses including the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy.

Income tax (expense) benefit:

In millions
	Three Months Ended June 30,
	2020		2019		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax (expense) benefit	(8.7)	189.1%	3.0	9.0%	(11.7)	nm

In millions
	Six Months Ended June 30,
	2020		2019		Change
	$	Effective rate	$	Effective rate	$	%
Income tax (expense) benefit	29.7	55.3%	(0.6)	(0.9%)	30.3	nm

For further information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

2020 Q2 10-Q Report	Stericycle, Inc. • 45

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

The Company additionally expects positive impacts to cash flow from operations in 2020 as a result of the U.S. CARES Act. The Company anticipates cash refunds under certain provisions of the U.S. CARES Act to be approximately $100 million in 2020 from cash tax refunds for 2018 and 2019 net operating loss carrybacks. In July, the Company received approximately half of the expected refund amount. We expect to receive the remaining refund by the end of the year, although there is some timing risk given current IRS volume and government shelter-in-place requirements. Additionally, starting in the second quarter of 2020 and continuing through the rest of the year, the Company has and expects to continue to defer payments associated with employer related payroll taxes of approximately $20 million under the U.S. CARES Act with expected payments in late 2021 and 2022. Through the second quarter ended June 30, 2020, the company deferred approximately $8 million.

Similar tax provisions and other stimulus measures have been granted either before or after June 30, 2020 by certain foreign and U.S. state jurisdictions which the Company continues to evaluate and apply, if applicable. The Company has benefited in the second quarter ended June 30, 2020 from indirect tax payment deferrals of approximately $8 million, which will be due in 2021.

The Credit Agreement and Fifth Amendment contain a number of covenants, including financial covenants. As of June 30, 2020, the Company was in compliance with the Consolidated Leverage Ratio covenant, with an actual ratio of 3.89 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as contained in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.

Given our current leverage position, we believe we should be able to operate within our covenant thresholds, but due to the unpredictability of the COVID-19 pandemic and situations outside our control it is reasonably likely that the Company could exceed this Consolidated Leverage Ratio threshold at some point in the next 12 months. This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage Ratio covenant from the Company’s lenders.

A failure to comply with these provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, and/or cause their loans to become due and payable in full, foreclose against the assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.

2020 Q2 10-Q Report	Stericycle, Inc. • 46

For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements for further information.

Working Capital:  At June 30, 2020, our working capital decreased $17.4 million to a deficit of $67.7 million compared to a deficit of $50.3 million at December 31, 2019. This change is primarily related to an increase in the current portion of long-term debt.

Current assets decreased $114.0 million at June 30, 2020 to $592.6 million from $706.6 million at December 31, 2019, primarily driven by divestiture of the Domestic Environmental Solutions business partially offset by higher prepaid expenses including income tax receivables associated with the impact of the U.S. CARES Act for net operating loss carryback refunds.

Our second quarter DSO as reported was 46 days, compared to the DSO of 47 days in the first quarter of 2020. When excluding the divestiture revenues from the trailing 12-month DSO calculation, DSO was 52 days for the second quarter, compared to 61 days for the first quarter of 2020. We estimate the sequential quarter improvement of nine days is based on five days from the Domestic Environmental Solutions divestiture, three days from collections exceeding revenues due to the COVID-19 pandemic, and an additional day from collection process improvements.

Current liabilities decreased $96.6 million at June 30, 2020 to $660.3 million from $756.9 million at December 31, 2019, primarily driven by the divestiture of the Domestic Environmental Solutions business.

In millions
	Six Months Ended June 30,
	2020	2019
Net cash from operating activities	$207.3	$71.0
Net cash from investing activities	352.3	(93.1)
Net cash from financing activities	(551.0)	23.3
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.0)
Net change in cash and cash equivalents	$7.3	$0.2

Operating Cash Flows: Net cash from operating activities increased $136.3 million in the first six months of 2020 to $207.3 million from $71.0 million in the first six months of 2019. The current period primarily reflects (i.) lower payments for legal and professional fees, annual incentive compensation, prepaid software, and interest totaling $54.8 million, (ii.) lower accounts receivable of $56.5 million driven by collections exceeding revenues due to the COVID-19 pandemic and collection process improvements (iii.) lower accounts payable of $25.0 million primarily driven by reduced costs (iv.) government relief tax-related payment deferrals of $15.7 million, roughly split between U.S. and international, and (v.) advances received on recently executed service agreements of $19.2 million related to the Domestic Environmental Solutions divestiture.

Investing Cash Flows: Net cash from investing activities increased $445.4 million in the first six months of 2020 to net cash provided of $352.3 million from net cash used of $93.1 million in the first six months of 2019. Our capital expenditures decreased by $33.6 million to $74.6 million from $108.2 million in the first half of 2019, primarily driven by the timing of 2019 investments in the ERP and 2020 disciplined capital management. In the second quarter of 2020, we received $427.7 million from the divestiture of the Domestic Environmental Solutions business. In the first quarter of 2019, we received $13.6 million from the divestiture of a U.K. businesses.

2020 Q2 10-Q Report	Stericycle, Inc. • 47

Financing Cash Flows: Net cash used by financing activities increased $574.3 million in the first six months of 2020. Our net repayments on our Senior Credit Facility and term loan were $525.6 million in the six month period ended June 30, 2020 principally due to the proceeds received from the divestiture of the Domestic Environmental Solutions business and higher net cash from operating activities generated in the period. During the first six months of 2019, net borrowings of $68.6 million included repayment of private placement notes and new debt issuance of Senior Notes and additional borrowings on the Senior Credit Facility and Term Loan. As a result of the 2019 repayment of private placement notes, the Company paid $20.4 million for a make whole premium.

Critical Accounting Policies and Estimates

As discussed in our 2019 Form 10-K, the preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, operating lease ROU assets and lease liabilities, intangible asset valuations, and long-lived asset and goodwill impairment. Actual results may differ from those estimates.

Effective January 1, 2020, the Company adopted ASU 2016-13.  See Part I, Item I. Financial Statements; Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in the Condensed Consolidated Financial Statements for further information on the adoption of ASU 2016-13.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about the various risks to which we have exposure are included in Part I, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of our 2019 Form 10-K. There were no material changes from the information provided therein.

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

2020 Q2 10-Q Report	Stericycle, Inc. • 48

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, because of material weaknesses in internal control over financial reporting, as described below.

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

(a)

not fully implementing and monitoring general information technology controls (“GITCs”) in the areas of user access and program change management for systems supporting all of the Company’s internal control processes. Our business process controls (automated and manual) are dependent on the affected GITCs and therefore are also deemed ineffective because they could have been adversely impacted by the ineffective GITCs; and

(b)

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

Changes in internal controls

As described below, we have undertaken and continue to undertake significant remediation actions to address the material weaknesses in our internal controls over financial reporting. In addition to the remediation actions that continued throughout the quarter ended June 30, 2020, the disposal of Environmental Solutions has materially affected our internal control over financial reporting.

Planned Remediation of Remaining Material Weaknesses

2020 Q2 10-Q Report	Stericycle, Inc. • 49

Remediation actions undertaken during the three months ended June 30, 2020 include:

The Information Technology Governance Risk Compliance team (IT GRC) has focused remediation efforts on the maturation of our user entitlement review process, our logical access controls associated with Active Directory, IT performance metrics monitoring processes impacting our controls environment, training, and awareness.  While the above efforts have improved our GITCs, many of the control activities impacted by these improvements have not operated for a sufficient period of time to be able to conclude on effectiveness through June 30, 2020.

We remain committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our GITCs. We believe the controls we have designed will remediate the control deficiencies that have led to the material weaknesses and strengthen our GITCs.

Divestiture of Environmental Solutions

Remediation actions completed during the three months ending June 30, 2020 include (see above for description of the control area in remediation):

As disclosed in Form 8-K dated April 6, 2020, the Company has completed the divestiture of the Domestic Environmental Solutions business, excluding the healthcare customer and unused consumer pharmaceutical take-back services. As a result of this divestiture, the material weaknesses impacting the Company as of December 31, 2019 associated with the Domestic Environmental Solutions business no longer impacted the Company subsequent to April 6, 2020.

Notwithstanding the existence of the material weaknesses as described above, we believe that the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

2020 Q2 10-Q Report	Stericycle, Inc. • 50

PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Our business is subject to risks arising from pandemic diseases, such as the recent outbreak of COVID-19

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

We are focused on ensuring the health and safety of our employees

We are focused on ensuring the health and safety of our employees. Appropriate precautions we have taken to safeguard the health and safety of our employees and challenges we are facing in obtaining sufficient supplies of personal protective equipment has made or may make certain of our business processes less efficient. In addition, if the pandemic were to worsen and a significant number of our employees were to contract the COVID-19 virus, our ability to service certain of our customers could be affected, which could have an adverse effect on our business.

Long-term remote work arrangements may adversely affect our business

Many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber-security risks, impair the effectiveness of our internal controls over financial reporting and impact our ability to manage our business.

Measures taken to prevent the spread of COVID-19 may adversely affect our business

While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19, an economic slowdown attributed to COVID-19, and the measures taken

2020 Q2 10-Q Report	Stericycle, Inc. • 51

PART II

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

Market conditions could adversely change and our earnings could decline as a result of COVID-19, which could result in charges to impair intangible assets, such as goodwill

As a result of our various acquisitions, the Condensed Consolidated Balance Sheet at June 30, 2020 contains goodwill of $2.8 billion and other intangible assets, net of accumulated amortization of $1.2 billion. In accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. We may be required to recognize impairments in certain of our reporting units due to a reduction of forecasted future cash flows associated with the effects of COVID-19 on our business. The recognition of any potential future impairments could have a material adverse impact on our results of operations.

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

Attacks on our information technology systems could damage our reputation, negatively impact our businesses and expose us to regulatory and litigation risk.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. We rely heavily on various proprietary and third-party information systems. Our reputation for the secure handling

2020 Q2 10-Q Report	Stericycle, Inc. • 52

PART II

of customer and other sensitive information is critical to the success of our business. Like other large, multi-national corporations, we are potentially subject to a range of cyber incidents, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. In the spring of 2020, we began investigating potential phishing activity targeting certain Stericycle employee email accounts. We recently determined that some of these employee email accounts containing personal information appear to have been accessed by one or more unauthorized parties. We have no evidence that any personal information contained in these accounts was itself accessed by an unauthorized party. In an abundance of caution, we are in the process of notifying, and offering identity protection services, to relevant individuals. To date, we have suffered no loss of data, operational disruption, or reputational harm, and our non-material financial loss has been limited to incident response and remediation expenses. In any cyber incident that we experience, our incident response efforts, business continuity procedures and disaster recovery planning may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or other disruptions. A cybersecurity incident and breach of our information systems could lead to theft, destruction, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 30, 2020.

2020 Q2 10-Q Report	Stericycle, Inc. • 53

PART IV

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:

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
10.1

Separation Agreement and General Release, dated as of July 6, 2020, by and between Stericycle, Inc. and David W. Stahl (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed July 8, 2020)

10.2	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Form DEF 14A filed on April 14, 2017)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101

The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Loss; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2020 Q2 10-Q Report	Stericycle, Inc. • 54

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2020

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Chief Financial Officer

2020 Q2 10-Q Report	Stericycle, Inc. • 55